Form 10-Q
period 1997-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1997-08-14
CIK 1037949

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                       COMMISSION FILE NUMBER 000-22609

                               -----------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                               -----------------

            DELAWARE                                          84-1339282
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


                      555 SEVENTEENTH STREET, SUITE 1000
                            DENVER, COLORADO 80202
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)      (ZIP CODE)


                                (303) 291-1400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 103,320,766, as of July 31, 1997.

This quarterly report on Form 10-Q contains 35 pages, of which this is page 1.

================================================================================

                   QWEST COMMUNICATIONS INTERNATIONAL INC.

                          QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                                  PAGE
                                                                                 ----
     Item 1.   Consolidated Balance Sheets of Qwest Communications
             International Inc. and Subsidiaries as of June 30, 1997
             (Unaudited) and December 31, 1996...............................      3
               Consolidated Statements of Operations of Qwest Communications
             International Inc. and Subsidiaries for the Periods Ended
             June 30, 1997 and 1996 (Unaudited)..............................      5
               Consolidated Statement of Stockholders' Equity of Qwest
             Communications International Inc. and Subsidiaries for the Six
             Months Ended June 30, 1997 (Unaudited)..........................      6
               Consolidated Statements of Cash Flows of Qwest Communications
             International Inc. and Subsidiaries for the Six Months Ended
             June 30, 1997 and 1996 (Unaudited)..............................      7
               Notes to Consolidated Financial Statements of Qwest
             Communications International Inc. and Subsidiaries (Information
             as of June 30, 1997 and 1996 and for the Three and Six Months
             Ended June 30, 1997 and 1996 Is Unaudited)......................      9

     Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the Three and Six Months Ended
             June 30, 1997 and 1996..........................................     19

     Item 3.   Quantitative and Qualitative Disclosures About Market Risks...     31

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.............................................     32

     Item 2.   Changes in Securities.........................................     32

     Item 3.   Defaults Upon Senior Securities...............................     32

     Item 4.   Submission of Matters to a Vote of Security Holders...........     32

     Item 5.   Other Information.............................................     32

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE....................................................................     33


PART I. FINANCIAL INFORMATION

ITEM 1.

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 1997 AND DECEMBER 31, 1996

(AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------

                                                  1997             1996
                                              -----------      -----------
                                              (unaudited)
ASSETS
------

Current Assets:
     Cash and cash equivalents                $   314,367      $     6,905
     Accounts receivable, net                      34,923           29,248
     Costs and estimated earnings in
      excess of billings                           80,247            4,989
     Deferred income tax asset                         --            6,301
     Notes and other receivables                   14,958           14,934
     Other current assets                           5,264              328
                                              -----------      -----------

          Total current assets                    449,759           62,705
Property and equipment, net                       312,293          186,535
Deferred income tax asset                          10,761               --
Notes and other receivables                           121           11,052
Intangible and other long-term assets, net         17,157            3,967
                                              -----------      -----------
          Total assets                        $   790,091      $   264,259
                                              ===========      ===========

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

JUNE 30, 1997 AND DECEMBER 31, 1996

(AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------

                                                     1997         1996
                                                 -----------  -----------
                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable and accrued expenses       $   135,473  $   80,129
     Deferred revenue                                  2,946       2,649
     Billings in excess of costs and
       estimated earnings                                187       5,034
     Deferred income tax liability                     1,315          --
     Current portion of long-term debt                15,824      25,193
     Advances from parent                                 --      19,138
                                                 -----------  ----------
          Total current liabilities                  155,745     132,143
     Long-term debt                                  250,988     109,268
     Deferred income tax liability                        --       1,708
     Other liabilities                                62,095      11,698
                                                 -----------  ----------
          Total liabilities                          468,828     254,817
                                                 -----------  ----------
Stockholders' equity:
     Preferred Stock, $.01 par value.
       Authorized 25,000,000 shares.  No
       shares issued and outstanding.                     --          --
     Common Stock, $.01 par value.
       Authorized 400,000,000 shares.
       102,025,000 shares and 86,500,000
       shares issued and outstanding at
       June 30, 1997 and December 31, 1996,
       respectively.                                   1,020         865
     Additional paid-in capital                      377,081      55,027
     Accumulated deficit                             (56,838)    (46,450)
                                                 -----------  ----------
          Total stockholders' equity                 321,263       9,442
                                                 -----------  ----------
Commitments and contingencies
          Total liabilities and
            stockholders' equity                 $   790,091  $  264,259
                                                 ===========  ==========

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

(UNAUDITED)
--------------------------------------------------------------------------------

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------   --------   --------   --------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------

Revenue:
  Carrier services                    $ 13,765   $ 17,366   $ 24,964   $ 35,859
  Commercial services                   10,261      9,299     19,672     16,312
                                      --------   --------   --------   --------
                                        24,026     26,665     44,636     52,171

  Network construction services        204,647     24,206    256,730     33,332
                                      --------   --------   --------   --------
                                       228,673     50,871    301,366     85,503
                                      --------   --------   --------   --------
Operating expenses:
  Telecommunications services           20,830     24,139     38,893     48,001
  Network construction services        140,047     15,097    176,312     21,944
  Selling, general and administrative   18,724     10,047     32,671     24,574
  Growth share plan                     52,089         --     65,189         --
  Depreciation and amortization          4,081      3,850      8,043      7,899
                                      --------   --------   --------   --------
                                       235,771     53,133    321,108    102,418

Loss from operations                    (7,098)    (2,262)   (19,742)   (16,915)

Other (expense) income:
  Gain on sale of contract rights        1,586         --      9,296         --
  Interest expense, net                 (3,743)    (1,709)    (4,727)    (3,060)
  Interest income                        1,306        401      1,986      1,170
  Other (expense) income, net               (5)        34     (2,001)       (20)
                                      --------   --------   --------   --------
        Loss before income tax
          benefit                       (7,954)    (3,536)   (15,188)   (18,825)

Income tax benefit                       2,342      1,160      4,800      6,470
                                      --------   --------   --------   --------
        Net loss                      $ (5,612)  $ (2,376)  $(10,388)  $(12,355)
                                      ========   ========   ========   ========

  Net loss per share                  $  (0.06)  $  (0.03)  $  (0.12)  $  (0.14)
                                      ========   ========   ========   ========



See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 1997

(AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)




                                                Common Stock
                                          ----------------------     Additional                        Total
                                           Number of                  paid-in       Accumulated     stockholders'
                                            shares        Amount      capital         deficit          equity
                                          -----------     ------      --------        --------       ----------
BALANCES, DECEMBER 31, 1996               86,500,000      $  865      $ 55,027        $(46,450)      $    9,442
Issuance of common stock, net             15,525,000         155       319,754               -          319,909
Issuance of common stock warrants                  -           -         2,300               -            2,300
Net loss                                           -           -             -         (10,388)         (10,388)
                                         -----------      ------      --------        --------       ----------
BALANCES, JUNE 30, 1997 (UNAUDITED)      102,025,000      $1,020      $377,081        $(56,838)      $  321,263
                                         ===========      ======      ========        ========       ==========




See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

(AMOUNTS IN THOUSANDS)

(UNAUDITED)
--------------------------------------------------------------------------------

                                                       1997          1996
                                                    ----------    ---------
Cash flows from operating activities:
  Net loss                                          $  (10,388)   $ (12,355)
  Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
    Gain on sale of contract rights                     (9,296)          --
    Depreciation and amortization                        8,043        7,899
    Deferred income tax (benefit) expense               (4,853)       2,236
    Changes in operating assets and liabilities:
      Receivables - accounts and notes, net              5,232          (43)
      Costs and estimated earnings in excess
         of billings                                   (75,258)      (8,449)
      Accounts payable and accrued expenses             55,327       (2,281)
      Payable to related parties, net                       --         (337)
      Billings in excess of costs and
         estimated earnings                             (4,847)       5,307
      Accrued growth share plan expense and
         deferred compensation                          29,362           --
      Other changes                                      7,573         (229)
                                                    ----------    ---------
        Net cash provided by (used in)
           operating activities                            895       (8,252)
                                                    ----------    ---------

Cash flows from investing activities:
  Proceeds from sale of contract rights                  9,000           --
  Expenditures for property and equipment             (129,355)     (25,383)
                                                    ----------    ---------
        Net cash used in investing activities         (120,355)     (25,383)
                                                    ----------    ---------

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

(AMOUNTS IN THOUSANDS)

(UNAUDITED)
--------------------------------------------------------------------------------

                                                      1997        1996
                                                   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net        319,909          --
  Proceeds from issuance of common stock warrants      2,300          --
  Borrowings of long-term debt                       298,000      25,500
  Repayments of long-term debt                      (165,649)    (11,904)
  Debt issuance costs                                 (8,500)       (343)
  Net (payments to) advances from Parent             (19,138)     19,577
                                                   ---------   ---------
     Net cash provided by financing activities       426,922      32,830
                                                   ---------   ---------
     Net increase (decrease) in cash and cash
        equivalents                                  307,462        (805)

Cash and cash equivalents, beginning of period         6,905       1,484
                                                   ---------   ---------

Cash and cash equivalents, end of period           $ 314,367   $     679
                                                   =========   =========

Supplemental disclosure of cash flow information:
  Cash paid for interest, net                      $   2,334   $   2,758
                                                   =========   =========
  Cash paid for taxes, other than Parent           $     132   $     129
                                                   =========   =========

Supplemental disclosure of significant
   non-cash investing and financing activities:
  Capital lease obligation                         $      --   $     664
                                                   =========   =========
  Accrued capital expenditures                     $   4,465   $      --
                                                   =========   =========


See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997 AND DECEMBER 31, 1996

(INFORMATION AS OF JUNE 30, 1997, AND FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 IS UNAUDITED)
--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) GENERAL AND BUSINESS

         Qwest Communications International Inc. (the Company) was wholly-owned by Anschutz Company (the Parent) until June 27, 1997, when the Company issued common stock in an initial public offering (as described in note
         (12) - Securities Offering). Subsequent to the initial public offering, the Parent owns approximately 84.8% of the outstanding common stock of the Company. The Company is the ultimate holding company for the operations of Qwest Communications Corporation and subsidiaries (Qwest).

         The accompanying unaudited interim consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

     (B) LOSS PER SHARE

         The loss per share for the three and six months ended June 30, 1997 and 1996 was computed by dividing net loss by the weighted average number of common shares outstanding during such periods. Common stock equivalent shares from options, warrants and common stock issuable for Growth Shares (as described in note (11) - Growth Share Plan) are excluded from the computation as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 83, Earnings per share Computations in an Initial Public Offering, 1,658,000 common shares issuable for Growth Shares granted during the 12-month period prior to the Company's initial public offering at prices below the anticipated public offering price were included in the calculation as if they were outstanding for all periods presented, up to the close of the initial public offering.

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS

         128 is effective for annual and interim periods ending after December 15, 1997. The Company does not believe that the adoption of SFAS 128 will significantly affect the calculation of the Company's net loss per common share.

    (C)  MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The accompanying interim consolidated financial statements as of June 30, 1997, and for the three and six months ended June 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Such financial statements should be read in conjunction with the audited consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996, included in the registration statement (no. 333-25391) on Form S-1 filed by the Company (as described in note (12) - Securities Offering). The information contained in these unaudited interim consolidated financial statements as of December 31, 1996 has been derived from those statements.

    (D)  INCOME TAXES

         The Company is included in the consolidated income tax return of the Parent, and a tax-sharing agreement provides for allocation of tax liabilities and benefits to the Company, in general, as though it filed a separate return.

(2) RELOCATION AND RESTRUCTURING

    Relocation and restructuring costs of approximately $1.6 million were recognized in the first quarter of 1996 and relate primarily to costs incurred in connection with the restructuring of the direct sales group. Such costs were substantially paid in 1996 and are included in selling, general and administrative expenses.

(3) GAIN ON SALE OF CONTRACT RIGHTS

    On March 10, 1997, the Company entered into an agreement (the Termination Agreement) with an unrelated third party (the Purchaser) to terminate certain equipment purchase and telecommunications capacity rights and options of the Company exercisable against the Purchaser for $9.0 million (the Termination Agreement Consideration). In the first quarter of 1997, the Company received $7.0 million of the Termination Agreement Consideration in cash. During the second quarter of 1997, the Company received the remaining $2.0 million consideration upon delivery of certain telecommunications capacity to the Purchaser.

(4) GAIN ON SALE OF TELECOMMUNICATIONS SERVICE AGREEMENTS

    On July 1, 1996, the Company sold its right, title and interest in certain telecommunications service agreements to an unrelated third party (the Buyer) for $5.5 million. During the transition of service agreements to the Buyer, the Company has incurred certain facilities costs on behalf of the Buyer, which are reimbursable to the Company. As of June 30, 1997 and December 31, 1996, net amounts of approximately $5.9 million and $2.0 million, respectively, were due to the Company for such costs. On March 31, 1997, the arrangement relating to transition services expired and has not yet been renegotiated. A dispute has arisen with respect to reimbursement of these costs and, as a result, the Company has made a provision of $2.0 million in the three months ended March 31, 1997. Negotiations with the Buyer are continuing, and subsequent to June 30, 1997, the Company has received a cash payment of approximately $3.2 million, which has been applied to reduce the then outstanding receivable balance. The Company believes that the receivable balance as of June 30, 1997 is collectible.

(5) NETWORK CONSTRUCTION SERVICES REVENUE AND EXPENSES

    Costs and billings on uncompleted contracts included in the accompanying consolidated financial statements are as follows (in thousands):


                                                    June 30,       December 31,
                                                      1997             1996
                                                   -----------     ------------
                                                   (unaudited)

     Costs incurred on uncompleted contracts        $253,737        $ 82,840
     Estimated earnings                              134,413          48,853
                                                    --------        --------
                                                     388,150         131,693
     Less:  billings to date                         308,090         131,738
                                                    --------        --------
                                                    $ 80,060        $    (45)
                                                    ========        ========

     Included in the accompanying balance sheets
       under the following captions:
         Costs and estimated earnings in excess
          of billings                               $ 80,247        $  4,989
         Billings in excess of costs and
          estimated earnings                            (187)         (5,034)
                                                    --------        --------
                                                    $ 80,060        $    (45)
                                                    ========        ========

     Revenue the Company expects to realize for
       work to be performed on the above
       uncompleted contracts                        $623,638        $328,688
                                                    ========        ========

The Company entered into agreements with unrelated third parties whereby the Company will provide indefeasible rights of use (IRUs) in multiple fibers along a 13,000 route-mile coast-to-coast fiber optic telecommunications network (the Network) that the Company began constructing in 1996, for a purchase price of approximately $985.0 million. Earnings relating to these contracts are estimated using allocations of the total cost of constructing the Network (as described in note (10) - Commitments and Contingencies).

(6) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):


                                                   June 30,          December 31,
                                                     1997               1996
                                                  -----------        -----------
                                                  (unaudited)

        Land                                     $       558        $       506
        Facility and leasehold improvements            8,013              7,951
        Communications and construction
         equipment                                    56,970             52,076
        Fiber and conduit systems                     31,732             42,446
        Office equipment and furniture                 7,065              6,360
        Network construction and other assets
         held under capital leases                     3,071              3,197
        Work in progress                             236,173             99,915
                                                 -----------        -----------
                                                     343,582            212,451

        Less accumulated depreciation and
         amortization                                (31,289)           (25,916)
                                                 -----------        -----------

           Property and equipment, net           $   312,293        $   186,535
                                                 ===========        ===========

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consists of the following (in thousands):

                                           June 30,         December 31,
                                             1997               1996
                                         -----------        -----------
                                         (unaudited)

        Accounts payable                 $    28,049        $    44,766
        Construction accounting accrual       35,455             18,071
        Growth share expenses                 28,864              3,810
        Capacity service expenses              5,078              3,658
        Property, sales and other taxes       20,878              3,793
        Accrued interest                       7,125                707
        Other                                 10,024              5,324
                                         -----------        -----------
          Accounts payable and accrued
           expenses                      $   135,473        $    80,129
                                         ===========        ===========

(8) LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                           June 30,         December 31,
                                             1997               1996
                                         -----------        -----------
                                         (unaudited)

        Senior notes                     $   250,000        $        --
        Revolving credit facility                 --             60,000
        Customer contract credit facility     15,000             25,918
        Network credit facility                   --             27,077
        Equipment loans                           --              9,820
        Term notes                                --              9,416
        Capital lease obligation               1,612              2,010
        Other                                    200                220
                                         -----------        -----------
          Total debt                         266,812            134,461
          Less current portion               (15,824)           (25,193)
                                         -----------        -----------
          Long-term debt                 $   250,988        $   109,268
                                         ===========        ===========

    On March 31, 1997, the Company issued 10 7/8% Senior Notes due 2007 (the Senior Notes), having an aggregate principal amount of $250.0 million. The net proceeds of the Senior Notes were approximately $242.0 million, after deducting offering costs which are included in intangible and other long-term assets. The net proceeds were used to repay amounts due under the revolving credit facility, network credit facility, equipment loans and term notes, and to fund a portion of capital expenditures required to complete construction of segments of the Network currently under construction (as described in note (10) -Commitments and Contingencies).

    Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1997. The Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after April 1, 2002, at specified redemption prices. In addition, prior to April 1, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Senior Notes at specified redemption prices.

    In July 1997, the Company's registration statement (no. 333-30449) on
    Form S-4 relating to its 10 7/8% Series B Senior Notes (the Exchange Notes), having terms identical in all material respects to the Senior Notes, became effective. The Company expects to consummate an exchange of the Exchange Notes for all of the Senior Notes in the third quarter of 1997. The Company will receive no proceeds from and will recognize no profit on the exchange transaction, and no change in financial position of the Company will occur as a result of the exchange transaction if it occurs. If certain conditions to closing the exchange offer have not been satisfied within specified time periods (each a Registration Default) and a shelf registration statement has not been made effective and available for resale of the Senior Notes, additional interest will accrue at a rate per annum equal to 0.50% of the principal amount of the Senior Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

    In February 1997, the Company entered into a one-year $50.0 million line of credit from a commercial bank. No amounts were ever drawn under this credit line, and the facility was canceled by the Company in July 1997.

    Under the terms of certain loan agreements described above, at June 30, 1997 and December 31, 1996 certain assets of the Company's subsidiaries are restricted.

    In May 1997, the Company entered into a $90.0 million credit agreement (the Credit Agreement) with an unrelated third-party supplier (the Supplier) of transmission electronics equipment to fund a portion of certain capital expenditures required to equip the Network currently under construction (as described in note (10) - Commitments and Contingencies). Under the Credit Agreement, the Company may borrow from the Supplier up to 75% of the purchase price of equipment and related engineering and installation services, with the purchased equipment and related items serving as collateral for the loans. The Company is committed to purchase from the Supplier a minimum of $100.0 million of such equipment and services under a separate procurement agreement which was executed in May 1997. Principal amounts outstanding under the Credit Agreement will be payable in quarterly installments commencing on June 30, 2000, with repayment in full due and payable on March 31, 2004. Borrowings will bear interest at the Company's option at either: (i) a floating base rate offered by a designated reference bank plus an applicable margin, or (ii) LIBOR plus an applicable margin. No amounts were outstanding on this credit agreement as of June 30, 1997.

(9)    ADVANCES FROM PARENT

       Advances from Parent at December 31, 1996, which were non-interest bearing, included costs charged to the Company by the Parent and advances received from the Parent to fund operations, net of repayments. In May 1997, all outstanding advances from Parent, totaling approximately $28.0 million, were repaid.

(10)   COMMITMENTS AND CONTINGENCIES

       (A)   NETWORK CONSTRUCTION PROJECT

             In 1996, the Company commenced construction of the Network, which is scheduled for completion in 1998. The Company projects its total remaining cost at June 30, 1997 for completing the construction of the Network will be approximately $962.0 million. This amount includes the Company's remaining commitment to purchase a minimum quantity of materials for approximately $136.3 million as of June 30, 1997, subject to quality and performance expectations. The Company has the option to extend the materials purchase agreement through December 31, 1999 and may assign some or all of its remaining purchase commitment to a third party or cancel the agreement by paying the seller an amount equal to 7% of any remaining commitment. The Company has contracted to provide a portion of the fibers in the Network to third parties (see note (5) - Network Construction Services Revenue and Expenses).

        (B)  EASEMENT AGREEMENTS

             In February 1997, the Company entered into a right-of-way agreement with an unrelated third party which provides for advance payment of $1.9 million for the initial five-year period of the agreement and $1.9 million in advance of each subsequent five-year period during the remainder of the 25-year term of the agreement.

             In July 1997, the Company entered into a 25-year right-of-way agreement with an unrelated third party that allows the Company to construct and operate a fiber optic network over up to approximately 1,000 route miles along such right-of-way. The agreement provides for annual payments of approximately $2,500 per route mile based upon the number of miles used by the Company.

         (C) EXECUTIVE EMPLOYMENT AGREEMENT

             In January 1997, the Company entered into an employment agreement (the Agreement) with its new president and chief executive officer (the Executive), effective through the close of business December 31, 2001, unless terminated earlier by either party. The Agreement provides for an annual salary and bonuses of specific amounts, as well as an approximately $10.7 million payment (the Equalization Payment) to the Executive to compensate him for certain benefits from his former employer that he may lose or forfeit as a result of his resignation and commencement of employment with the Company. Such payment is subject to reduction in the event the Executive retains or receives a substitute payment for any of the benefits he expected to forfeit.

          The Equalization Payment is payable in cash in three installments. The first installment of approximately $7.2 million was paid in January 1997. The remaining two installments of approximately $1.5 million and $2.0 million are payable on January 1, 1998 and 1999, respectively, with accrued interest thereon at the rate of 5% per annum. The Company is amortizing the cost of the Equalization Payment on a straight-line basis through December 31, 1999. At June 30, 1997, $3.6 million of such costs is included in other current assets, and $5.4 million is included in intangible and other long-term assets.

          Under the Agreement, the Executive is required to repay to the Company a portion of the Equalization Payment previously paid in the event the Executive is terminated for cause on or before December 31, 1999.

(11)   GROWTH SHARE PLAN

       The Company has a Growth Share Plan for certain of its employees and directors. A "Growth Share" is a unit of value based on the increase in value of the Company over a specified measuring period. The Company has estimated an increase in value of the Growth Shares during 1997 and has recorded approximately $65.2 million of additional compensation expense in the six months ended June 30, 1997. The compensation expense of $52.1 million recorded in the second quarter of 1997 was estimated based upon the value of the Company as determined by the trading price of the Company's Stock and the portion of the growth shares that were vested. In July 1997, the Company issued 1,295,766 common shares, net of amounts relating to tax withholdings of approximately $21.0 million, in settlement of a portion of the accrued liability related to Growth Shares. Compensation relating to certain nonvested Growth Shares will be amortized as expense over the remaining approximately four and one-half year vesting period.

(12)   SECURITIES OFFERING

       In April 1997, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering (the Offering) of 15,525,000 shares of Common Stock. On May 23, 1997, the Board of Directors approved a change in the Company's capital stock to authorize 400,000,000 shares of $.01 par value Common Stock (of which 10,000,000 shares are reserved for issuance under the Equity Incentive Plan (as described in note (13) - Equity Incentive Plan), 2,000,000 shares are reserved for issuance under the Growth Share Plan, and 4,300,000 shares are reserved for issuance upon exercise of warrants, as described below), and 25,000,000 shares of $.01 par value

      Preferred Stock. On May 23, 1997, the Board of Directors declared a stock dividend to the existing stockholder of 86,490,000 shares of Common Stock, which was paid immediately prior to the effectiveness of the registration statement on June 23, 1997. This dividend is accounted for as a stock split. All shares and per share information included in the accompanying interim consolidated financial statements have been adjusted to give retroactive effect to the change in capitalization. The Company completed the initial public offering of 15,525,000 shares of Common Stock on June 27, 1997, raising net proceeds of approximately $319.9 million.

      Effective May 23, 1997, the Company sold to an affiliate of the Parent for $2.3 million in cash, a warrant to acquire 4,300,000 shares of Common Stock at an exercise price of $28 per share, exercisable on May 23, 2000. The warrant is not transferable. Stock issued upon exercise of the warrant will be subject to restrictions on sale or transfer for two years after exercise.

(13)  EQUITY INCENTIVE PLAN

      Effective June 23, 1997, the Company adopted the Qwest Communications International Inc. Equity Incentive Plan (the Equity Incentive Plan). This plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to key employees of the Company and affiliated companies and key consultants to the Company and affiliated companies who are responsible for the Company's growth and profitability. A maximum of 10,000,000 shares of Common Stock may be subject to awards under the Equity Incentive Plan.

      The Company's Compensation Committee (the Committee) determines the exercise price for each option; however, incentive stock options must have an exercise price that is at least equal to the fair market value of the Common Stock on the date the incentive stock option is granted, subject to certain restrictions.

      All awards granted under the Equity Incentive Plan will immediately vest upon any change in control of the Company, as defined, unless provided otherwise by the Committee at the time of grant. All outstanding options will automatically terminate upon the occurrence of certain merger and reorganization transactions and appropriate notice by the Company to all option holders, as defined.

      In June 1997, the Company granted incentive options to purchase a total of 4,280,000 shares of Common Stock of the Company. The options are exercisable over five years from the date of grant.

(14)  MEXICO FIBER PURCHASE AGREEMENT

      In July 1997, the Company entered into an agreement with an unrelated third party whereby the Company will receive (i) four dark fibers along a 2,270 kilometer route to be constructed in Mexico (the Mexico Network) by the third party, and (ii) certain construction inventory and value-added tax refunds, totaling approximately $2.9 million, in exchange for the stock of the Company's subsidiary, SP Servicios de Mexico S. A. de C. V.
      (SPS), and approximately $4.6
       million in cash plus refundable value-added tax. Upon completion of the Mexico Network and the extension of the Qwest Network to the Mexican border, the Qwest Network will be linked to Mexico City, Mexico. Consummation of the agreement is contingent upon performance of final due diligence.

(15)   SIGNIFICANT CUSTOMERS

       During the six months ended June 30, 1997 and the year ended December 31, 1996, two or more customers, in aggregate, have accounted for 10% or more of the Company's total revenues in one or more periods, as follows:

                          Customer   Customer   Customer
                             A          B          C
                          ------------------------------
             1996           27.8%      26.3%         -
             1997            3.9%      31.9%      43.5%

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


          The following discussion and analysis should be read in conjunction with the Company's unaudited interim financial statements and the notes thereto, appearing elsewhere in this document.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q may be deemed to include forward-looking statements within the meaning of federal securities laws. Forward-looking statements herein may include, without limitation, the Company's plans to complete the Qwest Network (defined below), expectations as to funding its capital requirements, anticipated expansion of Carrier Services (defined below) and Commercial Services (defined below) and other statements of expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties, including financial, regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Important factors that could prevent the Company from achieving its stated goals include, but are not limited to, (i) failure by the Company to manage effectively and cost efficiently the construction of the route segments,
(ii) failure by the Company to enter into additional customer contracts to sell dark fiber or provide high-volume capacity and otherwise expand its telecommunications customer base on the Qwest Network, (iii) failure by the Company to obtain additional rights-of-way and maintain all necessary rights-of-way, (iv) the impact of competitive services and pricing, and (v) other risks referenced from time to time in the Company's filings with the SEC (see "Risk Factors" included in the Company's registration statement filed on Form S-1 (No. 333-25391)).

OVERVIEW

  The Company is a facilities-based provider of communications services to interexchange carriers and other communications entities (Carrier Services) and to businesses and consumers (Commercial Services), and it constructs and installs fiber optic communications systems for interexchange carriers and other communications entities, as well as for its own use (Network Construction Services). The Company operates in a single business segment, the telecommunications industry.

          The Company is expanding its existing long distance network into an approximately 13,000 route-mile, coast-to-coast, technologically advanced fiber optic telecommunications network (the Qwest Network). The Company will employ, throughout substantially all of the Qwest Network, a self-healing SONET four-fiber ring architecture equipped with the most advanced commercially available fiber and transmission electronics manufactured by Lucent Technologies and Northern Telecom Inc. (Nortel), respectively. The Qwest Network's advanced fiber and transmission electronics are expected to provide the Company with lower installation, operating and maintenance costs than older fiber systems generally in commercial use today. In addition, the Company has entered into construction contracts for the sale of dark fiber along the route of the Qwest Network, which will reduce the Company's net cost per fiber mile with respect to the fiber it retains for its own use. As a result of these cost advantages, the Company believes it will be well positioned to capture market share and take advantage of the rapidly growing demand for data transmission, multimedia and long haul voice capacity. The Company derives its revenue from Carrier Services, Commercial Services and Network Construction Services.

          Carrier Services. Carrier Services provide high-volume and conventional dedicated line services over the Company's owned capacity and switched services over owned and leased capacity to interexchange carriers and other telecommunications providers. Revenue from Carrier Services is derived from high-volume capacity services, dedicated line services and switched services. The Company provides high-volume transmission capacity services through service agreements for terms of one year or longer. Dedicated line services are generally offered under service agreements for an initial term of one year. High volume capacity service agreements and dedicated line service agreements generally provide for "take or pay" monthly payments at fixed rates based on the capacity and length of circuit used. Customers are typically billed on a monthly basis and also may incur an installation charge or certain ancillary charges for equipment. After contract expiration, the contracts may be renewed or the services may be provided on a month-to-month basis. Switched services agreements are generally offered on a month-to-month basis, and the service is billed on a minutes-of-use basis. Revenue from carrier customers that is billed on a minutes-of-use basis has the potential to fluctuate significantly based on changes in usage that are highly dependent on differences between the prices charged by the Company and its competitors. The Company, however, has not experienced significant fluctuations to date. For the three and six months ended June 30, 1997, the Company's five largest carrier customers accounted for approximately 39.9% and 43.0% of Carrier Services revenue, respectively.

          Commercial Services. Commercial Services provide long distance voice, data and video services to businesses and consumers. Revenue from Commercial Services is recognized primarily on a minutes-of-use basis. Commercial Services generates revenue using three primary sales channels: direct mail, agent and telemarketing. The Commercial Services market is highly competitive and generally subject to significant customer churn. The Company's churn rates vary by product line and sales channel, and the Company typically has experienced an average monthly churn rate ranging from 4% to 9%. The Company is implementing various customer retention programs designed to reduce its churn rate, and expects that such churn rate will decline as it builds brand identity and increasingly targets high-volume users. The average churn rates for the three and six months ended June 30, 1997 have been consistent with historical rates. The customer retention programs being implemented are not expected to have a significant impact on operations prior to the fourth quarter of 1997. Reductions in churn rates would lead to a reduction in selling expenses related to account acquisition costs.

          Network Construction Services. Network Construction Services consist of the construction and installation of fiber optic communication systems for interexchange carriers and other telecommunications providers, as well as for the Company's own use. Revenue from Network Construction Services generally is recognized under the percentage of completion method as performance milestones relating to the contracts are completed. Losses, if any, on uncompleted contracts are expensed in the period in which they are identified, and any revisions to estimated profits on a contract are recognized in the period in which they become known.

          In 1996, the Company entered into construction contracts for the sale of dark fiber to Frontier Communications International, Inc. (Frontier) and WorldCom, Inc. (WorldCom) whereby the Company has agreed to install and provide dark fiber to each along the Qwest Network. The Company also entered into a construction contract with GTE Intelligent Network Services Incorporated (GTE) in May 1997 for the sale of dark fiber along the Qwest Network. After completion of the Qwest Network, the Company expects that revenues from Network Construction Services will be less significant to the Company's operations.

          In July 1997, the Company entered into an agreement with an unrelated third party whereby the Company will receive (i) four dark fibers along a 2,270 kilometer route to be constructed in Mexico (the Mexico Network) by the third party, and (ii) certain construction inventory and value-added tax refunds totaling approximately $2.9 million, in exchange for the stock of the Company's subsidiary, SP Servicios de Mexico S. A. de C. V. (SPS), and approximately $4.6 million in cash plus refundable value-added tax. Upon completion of the Mexico Network and the extension of the Qwest Network to the Mexican border, the Qwest Network will be linked to Mexico City, Mexico. Consummation of the agreement is contingent upon performance of final due diligence.

          Pricing. The Company believes that prices in the telecommunication services industry will continue to decline as a result of reforms prompted by the Telecommunications Act of 1996 and reform of the rules governing access charges and international settlement rates. The Company also believes that the effect of such decreases in prices on total revenue will be partially offset by increased demand for telecommunications services, and that the low cost per unit base of the Qwest Network will give it a competitive advantage relative to its competitors.

          Operating Expenses. The Company's principal operating expenses consist of expenses for network construction incurred by Network Construction Services, expenses for telecommunications services, selling, general and administrative expenses (SG&A), and depreciation and amortization. Expenses for Network Construction Services consist primarily of costs to construct the Qwest Network, including conduit, fiber cable, construction crews and rights-of-way. Costs attributable to the construction of the Qwest Network for the Company's own use are capitalized.

          Expenses for telecommunications services primarily consist of the cost of leased capacity, Local Exchange Carrier (LEC) access charges, engineering and other operating costs. Since the Company currently provides dedicated line services primarily over its owned network, the cost of providing these services generally does not include the cost of leased capacity or LEC access charges. Expenses for switched services, however, include these costs. The Company leases capacity from other carriers to extend its switched services for originating and terminating traffic beyond its own network boundaries. LEC access charges, which are variable, represent a significant portion of the total cost for switched services. Due in part to these costs, revenue from switched services has lower gross margins than revenue from dedicated line services.
When the Qwest Network is completed and activated, the Company will be able to serve more customer needs over its own capacity on the Qwest Network. Furthermore, with additional switched traffic on the Qwest Network, the Company believes it will realize economies of scale and thereby lower its telecommunications costs as a percentage of revenue.

          SG&A includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. In March 1996, the Company changed the focus of its sales efforts for Commercial Services from regional sales offices to agent, telemarketing and direct mail sales channels. The Company redirected its sales efforts in order to reduce the fixed selling expenses associated with having its own commercial sales offices and sales employees and to concentrate on other sales channels that the Company believed would be more cost effective in generating sales to the Company's target market at that time. Notwithstanding the closure of its sales offices and related cutbacks, SG&A expenses have increased since 1996, which is consistent with the development of the Qwest Network and the growth of the Company's revenue.

          The Company expects this trend to continue and that increased SG&A will be necessary to realize the anticipated growth in revenue for Carrier Services and Commercial Services as the Company develops the Qwest Network. The Company intends to open commercial sales offices in selected major geographic markets to implement the Company's strategy, as segments of the Qwest Network become operational. In addition, SG&A expenses will increase as the Company continues to recruit experienced telecommunications industry personnel to implement the Company's strategy.

          The Company has a Growth Share Plan for certain of its employees and directors. Growth Share Plan expense, included in Operating Expenses, reflects the Company's estimate of compensation expense with respect to the Growth Shares issued to participants. A "Growth Share" is a unit of value based on the increase in value of the Company over a specified measuring period. Growth Shares granted under the Plan generally vest at the rate of 20% for each full year of service completed after the grant date subject to risk of forfeiture. Participants receive their vested portion of the increase in value of the Growth Shares upon a triggering event, as defined, which includes the end of a growth share performance cycle. Upon completion of the common stock offering in June 1997, certain Growth Shares vested in full, which resulted in substantial compensation expense under the Growth Share Plan in the second quarter of 1997, and the issuance in July 1997 of 1,295,766 shares of Common Stock, which were net of amounts related to tax withholdings, in settlement of the accrued liability related to these Growth Shares. Effective with the initial public offering, all holders of Growth Shares not vested by virtue of the initial public offering have been granted nonqualified stock options under the Company's Equity Incentive Plan, and the value of these Growth Shares has been capped based upon the initial public offering price of $22 per share. Compensation expense relating to these nonvested Growth Shares will be recognized over the remaining approximately four and one-half year vesting period and is estimated to be up to approximately $31.9 million in total. The Company does not anticipate any future grants under the Growth Share Plan.

RESULTS OF OPERATIONS

          The table set forth below summarizes the Company's revenue by source, operating expenses, other income (expense), and other financial and operating data (amounts in thousands, except per share information, minutes of use, route miles and switch information):

                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                JUNE 30,                   JUNE 30,
                                          ---------------------     ---------------------
                                            1997         1996         1997         1996
                                          --------      -------     --------      -------
Revenue:
  Carrier services...................     $ 13,765     $ 17,366     $ 24,964     $ 35,859
  Commercial services................       10,261        9,299       19,672       16,312
                                           -------      -------      -------      -------
                                            24,026       26,665       44,636       52,171
  Network construction services......      204,647       24,206      256,730       33,332
                                           -------      -------      -------      -------
    Total revenue....................      228,673       50,871      301,366       85,503

Operating Expenses:
  Telcommunications services.........       20,830       24,139       38,893       48,001
  Network construction services......      140,047       15,097      176,312       21,944
  Selling, general and
    administrative...................       18,724       10,047       32,671       24,574
  Growth share plan..................       52,089           -        65,189           -
  Depreciation and amortization......        4,081        3,850        8,043        7,899
                                           -------      -------      -------      -------
    Total operating expenses.........      235,771       53,133      321,108      102,418

Loss from operations.................       (7,098)      (2,262)     (19,742)     (16,915)

Other income (expense):
  Gain on sale of contract rights....        1,586           -         9,296           -
  Interest and other (expense)
    income, net......................       (2,442)      (1,274)      (4,742)      (1,910)
                                           -------      -------      -------      -------
    Loss before income tax benefit...       (7,954)      (3,536)     (15,188)     (18,825)

  Income tax benefit.................        2,342        1,160        4,800        6,470
                                           -------      -------      -------      -------
    Net loss.........................     $ (5,612)    $ (2,376)    $(10,388)    $(12,355)
                                           =======      =======      =======      =======
    Net loss per share...............     $  (0.06)    $  (0.03)    $  (0.12)    $  (0.14)
                                           =======      =======      =======      =======
Weighted average number of shares
  outstanding........................       87,865       88,158       87,186       88,158
                                           =======      =======      =======      =======
Other financial and operating data:
  EBITDA(1)..........................     $ (3,022)    $  1,622     $(13,700)    $ (7,437)
                                           =======      =======      =======      =======
  EBITDA, adjusted for growth
    share plan expense(1)............     $ 49,067     $  1,622     $ 51,489     $ (7,437)
                                           =======      =======      =======      =======
  Capital expenditures, including
    non-cash items                                                  $133,820     $ 26,047
                                                                     =======      =======
  Minutes of use                                                 234,000,000  168,000,000
                                                                 ===========  ===========

                                                                     AS OF          AS OF
                                                                    JUNE 30,     DECEMBER 31,
                                                                      1997           1996
                                                                    --------     ------------
  Route miles of conduit installed............................        6,220            3,650
  Route miles of dark fiber installed.........................        3,680            1,800
  Route miles of lit fiber installed..........................          900              900
  Switches....................................................            5                5


--------------------------------------------------------------------------------
(1) EBITDA represents net loss before interest, income tax benefit, depreciation and amortization, a non-recurring expense of $1.6 million in the six months ended June 30, 1996 to restructure its operations (including the direct sales group) and the gain on sale of contract rights of approximately $1.6 million and $9.3 million (which is non-recurring) in the three and six months ended June 30, 1997, respectively. EBITDA includes earnings from the construction contracts for the sale of dark fiber that the Company will use to provide cash for construction costs of the Qwest Network. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity and may not be comparable with EBITDA as defined by other companies. The Company believes that EBITDA is commonly used by financial analysts and others in the telecommunications industry. EBITDA adjusted for Growth Share Plan expense represents EBITDA (as defined above), excluding the effect of Growth Share Plan expense.
--------------------------------------------------------------------------------

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

          The Company experienced net losses of $5.6 million and $10.4 million in the three and six months ended June 30, 1997, respectively, compared to net losses of $2.4 million and $12.4 million in the same periods of the prior year. Excluding the effect of the compensation expense relating to the Growth Share Plan, net of income tax, the Company's reported net income would have been approximately $27.5 million and $31.3 million for the three and six months ended June 30, 1997, respectively.

          Revenue. Total revenue increased $177.8 million, or 350.0%, and $215.9 million, or 252.5%, during the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996. Revenue from Network Construction Services increased $180.4 million and $223.4 million during the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996. The increase was due primarily to network construction revenue from dark fiber sales to WorldCom, GTE and Frontier totaling approximately $188.9 million and $237.8 million in the three and six months ended June 30, 1997, respectively, compared with $18.8 million and $25.6 million during the three and six months ended June 30, 1996, respectively. In connection with the GTE contract, which was signed in May 1997, the Company was able to satisfy certain construction milestones along segments with previous construction activity and recognized revenue related to this previous construction activity of approximately $95.8 million in the three months ended June 30, 1997. For the remainder of this contract, revenue will be recognized based upon progress measured along segments without significant previous construction activity. Consequently, for this contract, the Company expects that revenue to be recognized in future quarters may be significantly less than the revenue recognized in the three months ended June 30, 1997. Carrier Services revenue decreased $3.6 million, or 20.7%, and $10.9 million, or 30.4%, for the three and six months ended June 30, 1997, respectively, compared with the corresponding periods in 1996, primarily due to decreases in revenue resulting from the Company's sale of its resale dedicated line services on July 1, 1996. The sold business generated revenues of $9.2 million for the three months ended June 30, 1996 and $18.8 million for the six months ended June 30, 1996. Exclusive of this revenue, Carrier Services revenue increased $5.6 million, or 68.6%, and $7.9 million, or 46.3%, during the three and six months ended June 30, 1997, as compared to corresponding periods of 1996. This increase in Carrier Services revenue was due primarily to increases in revenue from carrier switched services and carrier dedicated line services provided on the Qwest Network. Commercial Services revenue increased $1.0 million, or 10.3%, and $3.4 million, or 20.6%, for the three and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996. The increase was due primarily to growth in switched services provided to small- and medium-sized business and consumers as a result of continued expansion of the Company's direct mail, agent and telemarketing sales channels.

          Operating Expenses. Total operating expenses increased $182.6 million, or 343.7%, and $218.7 million, or 213.5%, during the three and six months ended June 30, 1997, respectively, over the same periods in 1996, due primarily to increases in Network Construction Services and Growth Share Plan expense, partially offset by lower Telecommunication Services costs.

          Expenses for telecommunications services decreased $3.3 million and $9.1 million, or 13.7% and 19.0%, for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in the prior year. The sale on July 1, 1996 of the Company's dedicated line services on leased capacity resulted in a reduction in expenses, which was partially offset by telecommunications services expenses associated with continued growth in switched services and network engineering and operations. Expenses for Network Construction Services increased $125.0 million and $154.4 million, in the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996 due to costs of construction contracts relating to dark fiber sales.

          SG&A increased $8.7 million, or 86.4%, and $8.1 million, or 32.9%, in the three and six months ended June 30, 1997, respectively, compared to the corresponding periods of 1996. The increase was due primarily to increases in expenses related to the Company's direct mail sales program and to recruiting and hiring additional personnel. The Company anticipates that as it deploys the Qwest Network and expands its Carrier Services and Commercial Services, SG&A will continue to increase.

          The Company has estimated an increase in the value of Growth Shares at June 30, 1997, primarily triggered by the June 1997 initial public offering, and has recorded approximately $52.1 million and $65.2 million of additional compensation expense in the three and six months ended June 30, 1997, respectively. No expense was recognized in the three and six months ended June 30, 1996, as there were no compensatory elements in those periods. As discussed above, the Company anticipates total additional expense of up to approximately $31.9 million through the year 2002 in connection with this plan.

          The Company's depreciation and amortization expense increased $0.2 million, or 6.0%, and $0.1 million, or 1.8%, during the three and six months ended June 30, 1997, respectively, from the corresponding periods in 1996. This increase resulted primarily from purchases of additional equipment used in constructing the Qwest Network and from purchases of other fixed assets to accommodate the Company's growth. The Company expects that depreciation and amortization expense will continue to increase in subsequent periods as the Company continues to construct and activate the Qwest Network.

          Interest and Other Income (Expense). Pursuant to a capacity sale in 1993, the Company obtained certain rights of first refusal to re-acquire network communications equipment and terminal locations including leasehold improvements should the purchaser, under that agreement, sell the network. In March 1997, the Company sold certain of these rights to the purchaser in return for $9.0 million in cash and the right to re-acquire certain terminal facilities. In the first quarter of 1997,
                                       26
the Company received $7.0 million in cash consideration. The remaining cash consideration of $2.0 million was received in May 1997 when the Company completed the delivery of certain telecommunications capacity to the purchaser.

          As previously discussed, the Company sold a portion of its dedicated line services in July 1996. During the transition of the service agreements to the buyer, the Company incurred certain facilities costs on behalf of the buyer, which were to be reimbursed to the Company. A dispute arose with respect to the reimbursement of such costs and, as a result, the Company made a provision of approximately $2.0 million in the first quarter of 1997.

          During the three and six months ended June 30, 1997 the Company's net interest and other expenses increased $1.2 million and $2.8 million, respectively, as compared to the corresponding periods of 1996. This increase is due primarily to interest expense of approximately $6.8 million in the six months ended June 30, 1997 related to the $250.0 million in principal amount of 10 7/8% Senior Notes, due 2007, (the Senior Notes) issued on March 31, 1997, as well as the provision for transition service costs described in the previous paragraph. The increase in net interest and other income (expense) was offset by approximately $4.1 million and $5.3 million of additional capitalized interest during the three and six months ended June 30, 1997, respectively, resulting from construction of the Qwest Network, and an increase in interest income of approximately $.9 million and $.8 million during the three and six months ended June 30, 1997, respectively, as compared to the prior periods, attributable to the increase in cash equivalent balances which resulted from the issuance of the Senior Notes and the initial public offering.

          Income Taxes. The Company is included in the consolidated federal income tax return of Anschutz Company, and a tax sharing agreement provides for allocation of tax liabilities and benefits to the Company, in general, as though it filed a separate tax return. The Company's effective tax rates for the three and six months ended June 30, 1997 were lower than the statutory federal rate as a result of permanent differences between book and tax expense relating to the Growth Share Plan. The Company's effective tax rate in the corresponding periods of 1996 approximated the statutory federal rate.

          Net Loss. The Company experienced net losses of $5.6 million and $10.4 million in the three and six months ended June 30, 1997, respectively, compared to net losses of $2.4 million and $12.4 million in the corresponding periods of 1996 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          During the six months ended June 30, 1997, the Company has funded capital expenditures and long-term debt repayments primarily through net proceeds of approximately $319.9 million from its initial public offering and net proceeds of approximately $242.0 million from the issuance of the Senior Notes. The Company intends to finance its operations in the future through internally generated and external funds without relying on cash advances, contributions or guarantees from its parent.

          The Company's operations generated insufficient cash flows during the six months ended June 30, 1997 to enable it to meet its capital expenditures, debt service and other cash needs. Total cash expended during this period to fund capital expenditures, repayments of long-term debt to third parties and net repayments of advances from the Company's parent was approximately $129.4 million, $165.6 million and $19.1 million, respectively. Total cash provided by
operations was approximately $.9 million during the same period.   During the
first six months of 1997, total cash provided by loans secured by collateral owned by its parent or an affiliate was approximately $48.0 million. As of June 30, 1997, the Company had positive working capital of approximately $294.0 million. As of December 31, 1996, the Company had a working capital deficit of approximately $69.4 million.

          In March 1997, the Company issued and sold $250.0 million in principal amount of the Senior Notes, the proceeds of which were used to repay certain long-term debt and to fund a portion of capital expenditures required to construct segments of the Qwest Network. Issuance costs totaling approximately $8.0 million are being amortized to interest expense over the term of the Senior Notes. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 1997, and the principal amount of the Senior Notes is due and payable in full on April 1, 2007. The Indenture for the Senior Notes (the Indenture) contains certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries (the Restricted Subsidiaries) to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its Restricted Subsidiaries, issue or sell capital stock of the Company's Restricted Subsidiaries or enter into certain mergers and consolidations. In addition, under certain limited circumstances, the Company will be required to offer to purchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the date of purchase with the excess proceeds of certain asset sales. In the event of a Change of Control (as defined in the Indenture), holders of the Senior Notes will have the right to require the Company to purchase all of their Senior Notes at a price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

          In July 1997, the Company's registration statement relating to its 10 7/8% Series B Senior Notes (the Exchange Notes), having terms identical in all material respects to the Senior Notes, became effective. The Company expects to consummate an exchange of the Exchange Notes for all of the Senior Notes in the third quarter of 1997. The Company will receive no proceeds from and will recognize no profit on the exchange transaction, and no change in financial position of the Company will occur as a result of the exchange transaction if it occurs. If certain conditions to closing the exchange offer have not been satisfied within specified time periods (each a Registration Default) and a shelf registration has not been made effective and available for resale of the Senior Notes, additional interest will accrue at a rate per annum equal to 0.50% of the principal amount of the Senior Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

          In February 1997, the Company entered into a one-year $50.0 million line of credit from a commercial bank. No amounts were ever drawn under this credit line, and the facility was canceled by the Company in July 1997.

          The Company has an existing $100.0 million three-year revolving credit facility that converts to a two-year term loan maturing on April 2, 2001. At June 30, 1997, no amounts were outstanding under this credit facility. The Company intends to terminate this credit facility and to obtain a new bank credit facility, which may be secured or unsecured, as permitted under the Indenture. The Company is in discussions with various potential lenders in this regard.

          In May 1997, the Company and an unrelated third party supplier (the Supplier) entered into a $90.0 million credit agreement to finance the transmission electronics equipment to be purchased from the Supplier under a procurement agreement. Under this credit agreement, the Company may borrow funds as it purchases the equipment to fund up to 75% of the purchase price of such equipment and related engineering and installation services provided by the Supplier, with the purchased equipment and related items serving as the collateral for the loans. Principal amounts outstanding under the credit agreement will be payable in quarterly installments commencing on June 30, 2000, with repayment in full due and payable on March 31, 2004. Borrowings will bear interest at the Company's option at either: (i) a floating base rate announced by a designated reference bank plus an applicable margin, or (ii) LIBOR plus an applicable margin. As of June 30, 1997, no amounts were outstanding under this credit agreement.

          In May 1997, the Company's board of directors approved a change in the Company's capital stock to authorize 400,000,000 shares of $.01 par value Common Stock (of which 10,000,000 shares are reserved for issuance under the equity incentive plan, 2,000,000 shares are reserved for issuance under the Growth Share Plan, and 4,300,000 shares are reserved for issuance upon exercise of warrants), and 25,000,000 shares of $.01 par value Preferred Stock. In May 1997, the Company declared a stock dividend to the existing stockholder of 86,490,000 shares of Common Stock, which was paid immediately prior to the effectiveness of the registration statement on June 23, 1997. In June 1997, the Company completed an initial public offering of 15,525,000 shares of its Common Stock.

          Effective May 23, 1997, the Company sold to an affiliate of the Parent for $2.3 million in cash, a warrant to acquire 4,300,000 shares of Common Stock at an exercise price of $28 per share, exercisable on May 23, 2000. The warrant is not transferable. Stock issued upon exercise of the warrant will be subject to restrictions on sale or transfer for two years after exercise.

          The Company estimates the total cost to construct and activate the Qwest Network and complete construction relating to the dark fiber sold to Frontier, WorldCom and GTE will be approximately $1.4 billion. Total anticipated costs include approximately $438.0 million already expended by the Company as of June 30, 1997. The Company anticipates remaining total cash outlays for these purposes of approximately $462.0 million in 1997 and $500.0 million in 1998. The total 1997 amount includes the Company's commitment to purchase a minimum quantity of materials for approximately $257.0 million in the year ended December 31, 1997, (subject to quality and performance specifications). Estimated total expenditures for 1997 and 1998 together also include approximately $100.0 million for the purchase of electronic equipment. In addition,
                                       29
the Company anticipates approximately $97.0 million of aggregate capital expenditures in 1997 and 1998 to support growth in Carrier Services and Commercial Services.

          As of June 30, 1997, the Company has obtained the following sources of funds: (i) approximately $1.0 billion under the Frontier, WorldCom and GTE contracts and additional smaller construction contracts for sales of dark fiber, of which approximately $280.0 million had already been paid and $705.0 million remained to be paid at June 30, 1997; (ii) $90.0 million of vendor financing;
(iii) approximately $242.0 million of net proceeds from the sale of the Senior Notes; and (iv) approximately $319.9 million of net proceeds from the initial public offering. The Company believes that its available cash and cash equivalent balances at June 30, 1997, borrowing capacity under existing or future credit facilities and cash flow from operations will satisfy its anticipated cash requirements at least through the end of 1997.

          With the completion of the 13,000 route mile network, the Company will provide telecommunications services nationally to its customers primarily over its own facilities, using leased facilities in those portions of the country not covered by the Qwest Network. Qwest is evaluating the economics of extending its core network versus continuing to lease network capacity. In this regard, the Company is considering extensions in the Southeast United States, the California Valley and, perhaps, the Pacific Northwest. Any decisions with respect to extensions of the Qwest Network will be dependent upon, among other things, the Company's assessment of the potential for dark fiber sales or long-term leases of high volume capacity and the availability of additional capital on acceptable terms.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

                         Not applicable.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
              None.

Item 2.  Changes in Securities
              None.

Item 3.  Defaults Upon Senior Securities
              None.

Item 4.  Submission of Matters to a Vote of Security Holders
              None.

Item 5.  Other Information
              None.

Item 6.  Exhibits and Reports on Form 8-K
              11. Statements re computation of per share loss
              27. Financial data schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Qwest Communications International Inc., a Delaware corporation

August 14, 1997         By: /s/ ROBERT S. WOODRUFF
                        --------------------------
                        Robert S. Woodruff
                        Executive Vice President-Finance
                        and Chief Financial Officer
                        (Duly Authorized Officer and
                        Principal Financial Officer)