Form 10-Q
period 1997-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1997-11-14
CIK 1037949

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER  000-22609

                            ------------------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                            ------------------------


            DELAWARE                                 84-1339282
     (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                       555 SEVENTEENTH STREET, SUITE 1000
                            DENVER, COLORDADO  80202
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Yes [X]  No [ ]

The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 103,320,766, as of November 12, 1997.

================================================================================


                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                        QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                                                                    PAGE
                                                                                                                   ----
    Item 1.  Consolidated Balance Sheets of Qwest Communications International Inc. and
         Subsidiaries as of September 30, 1997 (Unaudited) and December 31, 1996................................     3
             Consolidated Statements of Operations of Qwest Communications International
         Inc. and Subsidiaries for the Periods Ended September 30, 1997 and 1996 (Unaudited)....................     5
             Consolidated Statement of Stockholders' Equity of Qwest Communications
         International Inc. and Subsidiaries for the Nine Months Ended September 30, 1997 (Unaudited)...........     6
             Consolidated Statements of Cash Flows of Qwest Communications International
         Inc. and Subsidiaries for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)................     7
             Notes to Consolidated Financial Statements of Qwest Communications
         International Inc. and Subsidiaries (Information as of September 30, 1997 and 1996 and
         for the Three and Nine Months Ended September 30, 1997 and 1996 Is Unaudited)..........................     9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations for the Three and Nine Months Ended September 30, 1997 and 1996.............................    19

    Item 3.  Quantitative and Qualitative Disclosures About Market Risks........................................    30

PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds........................................................      31

    Item 5.  Other Information................................................................................      31

    Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE......................................................................................................     32

Part I.  Financial Information

Item 1.  Financial Statements


QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

(AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)
-------------------------------------------------------------------------------


                                                                 1997                  1996
                                                              ----------           -----------
                                                              (unaudited)
ASSETS
------
Current assets:
    Cash and cash equivalents                                   $186,731                $6,905
    Accounts receivable, net                                      64,719                29,248
    Costs and estimated earnings in excess of billings           164,986                 4,989
    Deferred income tax asset                                       --                   6,301
    Notes and other receivables                                   14,936                14,934
    Other current assets                                           7,063                   328
                                                              ----------           -----------
          Total current assets                                   438,435                62,705
                                                              ----------           -----------

Property and equipment, net                                      444,816               186,535
Deferred income tax asset                                          8,902                  --
Notes and other receivables                                          115                11,052
Intangible and other long-term assets, net                        16,210                 3,967
                                                              ----------           -----------
          Total assets                                          $908,478              $264,259
                                                              ==========           ===========


See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

(AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

--------------------------------------------------------------------------------

                                                                 1997                  1996
                                                              ----------           -----------
                                                              (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                    $178,676               $80,129
     Deferred revenue                                            4,044                 2,649
     Billings in excess of costs and estimated earnings         12,440                 5,034
     Deferred income tax liability                               6,432                  --
     Current portion of long-term debt                          15,782                25,193
     Advances from parent                                        --                   19,138
                                                              ----------           -----------
          Total current liabilities                            217,374               132,143

     Long-term debt                                            268,946               109,268
     Deferred income tax liability                                --                   1,708
     Other liabilities                                          53,307                11,698
                                                              ----------           -----------
          Total liabilities                                    539,627               254,817
                                                              ----------           -----------

Stockholders' equity:
     Preferred Stock, $.01 par value.  Authorized
       25,000,000 shares.  No shares issued and outstanding.      --                    --
     Common Stock, $.01 par value.  Authorized
      400,000,000 shares.  103,320,766 shares and
      86,500,000 shares issued and outstanding at
      September 30, 1997 and December 31, 1996,
      respectively.                                              1,033                   865
     Additional paid-in capital                                412,005                55,027
     Accumulated deficit                                       (44,187)              (46,450)
                                                              ----------           -----------
          Total stockholders' equity                           368,851                 9,442
                                                              ----------           -----------
Commitments and contingencies

          Total liabilities and stockholders' equity          $908,478              $264,259
                                                              ==========           ===========

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

(UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                           -------------   --------------    --------------   --------------
                                               1997             1996               1997             1996
                                           -------------   --------------    --------------   --------------
Revenue:
    Carrier services                         $ 14,098         $  9,247         $  39,062        $  45,106
    Commercial services                        18,361            9,163            38,033           25,475
                                           -------------   --------------    --------------   --------------
                                               32,459           18,410            77,095           70,581

    Network construction services             156,496           25,923           413,226           59,255
                                           -------------   --------------    --------------   --------------
                                              188,955           44,333           490,321          129,836
                                           -------------   --------------    --------------   --------------
Operating expenses:
    Telecommunications services                26,417           14,398            65,310           62,399
    Network construction services             106,160           15,717           282,472           37,661
    Selling, general and administrative        27,316            9,656            59,987           34,230
    Growth share plan                           4,131               --            69,320               --
    Depreciation and amortization               5,071            3,991            13,114           11,890
                                           -------------   --------------    --------------   --------------
                                              169,095           43,762           490,203          146,180
                                           -------------   --------------    --------------   --------------
Income (loss) from operations                  19,860              571               118          (16,344)

Other income (expense):
    Gain on sale of contract rights               --                --             9,296               --
    Gain on sale of telecommunications
      service agreements                          --             6,126                --            6,126
    Interest expense, net                      (4,159)          (1,944)           (8,886)          (5,004)
    Interest income                             3,926              728             5,912            1,898
    Other income (expense), net                    15              133            (1,986)             113
                                           -------------   --------------    --------------   --------------
           Income (loss) before income tax
             expense (benefit)                 19,642            5,614             4,454          (13,211)

Income tax expense (benefit)                    6,991            2,160             2,191           (4,310)
                                           -------------   --------------    --------------   --------------
             Net income (loss)               $ 12,651         $  3,454         $   2,263          $(8,901)
                                           =============   ==============    ==============   ==============
    Net income (loss) per share              $   0.12         $   0.04         $    0.02          $ (0.10)
                                           =============   ==============    ==============   ==============

See accompanying notes to consolidated financial statements.

   QWEST COMMUNICATIONS INTERNATIONAL INC.
   AND SUBSIDIARIES

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

   (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                Common Stock
                                                           ---------------------
                                                                                   Additional                    Total
                                                           Number of                 paid-in     Accumulated   stockholders'
                                                            shares       Amount      capital       deficit       equity
                                                           ----------    -------   ------------  -----------   ------------
Balances, December 31, 1996                                86,500,000      $865      $55,027       $(46,450)    $  9,442
Issuance of common stock, net (unaudited)                  15,525,000       155      319,381             -       319,536
Issuance of common stock warrants (unaudited)                     -          -         2,300             -         2,300
Issuance of common stock for growth shares (unaudited)      1,295,766        13       35,297             -        35,310
Net income (unaudited)                                            -          -            -           2,263        2,263
                                                           ----------    ------    ---------     -----------   ---------
Balances, September 30, 1997 (unaudited)                  103,320,766    $1,033     $412,005       $(44,187)    $368,851
                                                          ===========    ======    =========     ===========   =========


   See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

(AMOUNTS IN THOUSANDS)

(UNAUDITED)
--------------------------------------------------------------------------------


                                                                      1997                1996
                                                                    --------            --------
Cash flows from operating activities:
 Net income (loss)                                                   $2,263             $(8,901)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Gain on sale of contract rights                                   (9,296)                --
   Gain on sale of telecommunications service agreements                 --              (6,126)
   Depreciation and amortization                                     13,114              11,890
   Deferred income tax expense                                        2,123               4,173
   Changes in operating assets and liabilities:
      Receivables -accounts and notes, net                          (24,536)            (23,200)
      Costs and estimated earnings in excess of billings           (159,997)             14,706
      Accounts payable and accrued expenses                          59,848              (3,412)
      Payable to related parties, net                                    --                (508)
      Billings in excess of costs and estimated earnings              7,406               3,158
      Accrued growth share plan expense and deferred
        compensation                                                 33,953                  --
      Other changes                                                  15,050              (1,120)
                                                                   --------             -------
          Net cash used in operating activities                     (60,072)             (9,340)
                                                                   --------             -------

Cash flows from investing activities:
      Proceeds from sale of telecommunications service
             agreements                                                  --               4,500
      Proceeds from sale of contract rights                           9,000                  --
      Expenditures for property and equipment                      (205,304)            (48,853)
                                                                   --------             -------
             Net cash used in investing activities                 (196,304)            (44,353)
                                                                   --------             -------



QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

(AMOUNTS IN THOUSANDS)

(UNAUDITED)
--------------------------------------------------------------------------------



                                                                          1997                1996
                                                                        --------            --------
Cash flows from financing activities:
     Proceeds from issuance of common stock, net                         319,536                   --
     Proceeds from issuance of common stock warrants                       2,300                   --
     Borrowings of long-term debt                                        328,000               51,000
     Repayments of long-term debt                                       (185,858)             (14,689)
     Debt issuance costs                                                  (8,638)                (459)
     Net (payments to) advances from Parent                              (19,138)              20,486
                                                                       ---------            ---------
               Net cash provided by financing activities                 436,202               56,338
                                                                       ---------            ---------
               Net increase in cash and cash equivalents                 179,826                2,645

Cash and cash equivalents, beginning of period                             6,905                1,484
                                                                       ---------            ---------
Cash and cash equivalents, end of period                                $186,731             $  4,129
                                                                       =========            =========
Supplemental disclosure of cash flow information:
  Cash paid for interest, net                                           $  4,473             $  4,786
                                                                       =========            =========
  Cash paid for taxes, other than Parent                                $    195             $    132
                                                                       =========            =========

Supplemental disclosure of significant non-cash investing and financing activities:
 Capital lease obligation                                               $     --             $    720
                                                                       =========            =========
 Accrued capital expenditures                                           $ 57,903             $     --
                                                                       =========            =========
 Issuance of common stock in settlement of a portion of accrued
  Growth Share liability                                                $ 35,310             $     --
                                                                       =========            =========
 Capital expenditures financed with equipment credit facility           $  8,125             $     --
                                                                       =========            =========

See accompanying notes to consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

(INFORMATION AS OF SEPTEMBER 30, 1997, AND FOR THE THREE
AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 IS UNAUDITED)

--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



    (a)  GENERAL AND BUSINESS


         Qwest Communications International Inc. (the Company) was wholly-owned by Anschutz Company (the Parent) until June 27, 1997, when the Company issued common stock in an initial public offering (as described in note
         (12) Securities Offering). Subsequent to the initial public offering and the issuance of additional common shares in settlement of certain Growth Shares (as described in note (11) Growth Share Plan), the Parent owns approximately 83.7% of the outstanding common stock of the Company. The Company is the ultimate holding company for the operations of Qwest Communications Corporation and subsidiaries (Qwest).

         The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

    (b)  NET INCOME (LOSS) PER SHARE

         Net income (loss) per share for the three and nine months ended September 30, 1997 and 1996 was computed by dividing net income (loss) by the weighted average number of common shares outstanding during such periods. Common stock equivalent shares from options, warrants and common stock issuable for Growth Shares (as described in note (11) Growth Share Plan) are included in the computation when their effects are dilutive except that pursuant to Securities and Exchange Commission Staff Accounting Bulletin Number 83, Earnings Per Share Computations in an Initial Public Offering, 1,658,000 common shares issuable for Growth Shares granted during the 12-month period prior to the Company's initial public offering at prices below the anticipated public offering price were included in the calculation as if they were outstanding for all periods presented, up to the close of the initial public offering.

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS 128 is effective for annual and interim periods ending after December 15, 1997. The Company does not believe that the adoption of SFAS 128 will significantly affect the calculation of the Company's net income (loss) per common share.

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

         The accompanying unaudited, interim consolidated financial statements as of September 30, 1997, and for the three and nine months ended September 30, 1997 and 1996 are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q, Article 10 of Regulation S-X. In the opinion of management, these statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Such financial statements should be read in conjunction with the audited consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996, included in the registration statement (no. 333-25391) on Form S-1 filed by the Company (as described in note (12) Securities Offering). The information contained in these unaudited interim consolidated financial statements as of December 31, 1996 has been derived from those statements.

    (d)  INCOME TAXES

         The Company is included in the consolidated income tax return of the Parent, and a tax-sharing agreement provides for allocation of tax liabilities and benefits to the Company, in general, as though it filed a separate return.

(2) GAIN ON SALE OF CONTRACT RIGHTS

    On March 10, 1997, the Company entered into an agreement with an unrelated third party to terminate certain equipment purchase and telecommunications capacity rights and options of the Company exercisable against the third party for $9.0 million. In 1997, the Company received the $9.0 million in cash.

(3)  GAIN ON SALE OF TELECOMMUNICATIONS SERVICE AGREEMENTS

     On July 1, 1996, the Company sold its right, title and interest in certain telecommunications service agreements to an unrelated third party (the Buyer) for $5.5 million. During the transition of service agreements to the Buyer, the Company has incurred certain facilities costs on behalf of the Buyer, which are reimbursable to the Company. As of September 30, 1997 and December 31, 1996, net amounts of approximately $3.5 million and $2.0 million, respectively, were due to the Company for such costs. On March 31, 1997, the arrangement relating to transition services expired and has not yet been renegotiated. A dispute has arisen with respect to reimbursement of these costs and, as a result, the Company made a provision of $2.0 million in the three months ended March 31, 1997. Negotiations with the Buyer are continuing. The Company believes that the receivable balance as of September 30, 1997 is collectible.

(4)  NETWORK CONSTRUCTION SERVICES REVENUE AND EXPENSES

     Costs and billings on uncompleted contracts included in the accompanying consolidated financial statements are as follows (in thousands):


                                                                September 30,         December 31,
                                                                    1997                 1996
                                                                -------------        ------------
                                                                 (unaudited)
        Costs incurred on uncompleted contracts                   $359,338               $ 82,840
        Estimated earnings                                         185,032                 48,853
                                                                  --------               --------
                                                                   544,370                131,693
        Less:  billings to date                                    391,824                131,738
                                                                  --------               --------
                                                                  $152,546               $    (45)
                                                                  ========               ========
        Included in the accompanying balance sheet
         accounts under the following captions:
          Costs and estimated earnings in excess
           of billings                                            $164,986                 $4,989
          Billings in excess of costs and estimated
           earnings                                                (12,440)                (5,034)
                                                                  --------               --------
                                                                  $152,546               $    (45)
                                                                  ========               ========

        Revenue the Company expects to realize for
         work to be performed on the above
         uncompleted contracts                                    $577,886               $328,688
                                                                  ========               ========


     The Company has entered into agreements with unrelated third parties whereby the Company will provide indefeasible rights of use in multiple fibers along a coast-to-coast fiber optic telecommunications network (the Network) for a purchase price of approximately $1.1 billion. Earnings relating to these contracts are estimated using allocations of the total cost of constructing the Network (as described in note (10) Commitments and Contingencies).



(5)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):


                                                          September 30,         December 31,
                                                              1997                  1996
                                                      -------------------    -----------------
                                                           (unaudited)
      Land                                                 $    558              $    506
      Facility and leasehold improvements                    12,761                 7,951
      Communications and construction equipment              74,751                52,076
      Fiber and conduit systems                              92,924                42,446
      Office equipment and furniture                          8,324                 6,360
      Network construction and other assets held
         under capital leases                                 3,071                 3,197
      Work in progress                                      288,710                99,915
                                                           --------              --------
                                                            481,099               212,451

      Less accumulated depreciation and amortization        (36,283)              (25,916)
                                                           --------              --------
         Property and equipment, net                       $444,816              $186,535
                                                           ========              ========


(6)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following (in thousands):



                                                          September 30,         December 31,
                                                              1997                  1996
                                                      -------------------    -----------------
                                                           (unaudited)
      Accounts payable                                     $ 40,163              $ 44,766
      Construction accounting accrual                        66,976                18,071
      Capacity service obligation                             8,971                 3,658
      Property, sales and other taxes                        28,551                 3,793
      Accrued interest                                       14,594                   707
      Other                                                  19,421                 9,134
                                                           --------              --------
         Accounts payable and accrued expenses             $178,676              $ 80,129
                                                           ========              ========


(7)  OTHER LIABILITIES

     Other liabilities consists of the following (in thousands):

                                                          September 30,         December 31,
                                                              1997                  1996
                                                           (unaudited)
                                                      -------------------    -----------------
         Right-of-way obligation                          $ 31,295              $  1,297
         Growth share accrual                               13,996                 9,291
         Other                                               8,016                 1,110
                                                          --------              --------

                 Other liabilities                        $ 53,307              $ 11,698
                                                          ========              ========



(8)  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                          September 30,         December 31,
                                                              1997                  1996
                                                      -------------------    -----------------
                                                           (unaudited)
         Senior notes-Series B                            $250,000              $     --
         Revolving credit facility                          10,000                60,000
         Customer contract credit facility                  15,000                25,918
         Equipment credit facility                           8,125                    --
         Network credit facility                                --                27,077
         Equipment loans                                        --                 9,820
         Term notes                                             --                 9,416
         Capital lease obligations                           1,423                 2,010
         Other                                                 180                   220
                                                          --------              --------
                 Total debt                                284,728               134,461
                 Less current portion                      (15,782)              (25,193)
                                                          --------              --------
                 Long-term debt                           $268,946              $109,268
                                                          ========              ========


     In August 1997, the Company completed an exchange of notes (the Exchange Notes), registered under the Securities Act of 1933 (the Act), for all of the originally issued 10 7/8% Senior Notes due 2007 (the Senior Notes). The Exchange Notes are identical in all material respects to the originally issued Senior Notes. The Company received no proceeds from and recognized no profit on the exchange transaction, and no change in the financial condition of the Company occurred as a result of the exchange transaction. The Senior Notes and the Exchange Notes are referred to, collectively, hereinafter as the "Series B Senior Notes."

     The Company had a $100.0 million three-year revolving credit facility. In October 1997, the Company paid the outstanding balance and terminated this credit facility.

     In February 1997, the Company entered into a one year $50.0 million line of credit from a commercial bank. No amounts were ever drawn under this credit line, and the Company canceled the facility in July 1997.

     In October 1997, the Company issued $555,890,000 in principal amount at maturity of Senior Discount Notes, due 2007 (the Discount Notes), generating net proceeds of approximately $342.6 million, after deducting offering costs which are included in intangible and other long-term assets. Such net proceeds will be used to fund capital expenditures for continuing construction and activation of the Network and to fund further growth in the business. The Discount Notes will accrete at a rate of 9.47% per annum, compounded semi-annually, to an aggregate principal amount of $555,890,000 by October 15, 2002. The principal amount of the Discount Notes is due and payable in full on October 15, 2007. The Discount Notes are redeemable at the Company's option, in whole or in part, at any time on or after October 15, 2002, at specified redemption prices. In addition, prior to October 15, 2000, the Company may use the net cash proceeds from certain equity transactions to redeem up to 35% of the Discount Notes at specified redemption prices. Cash interest on the Discount Notes will not accrue until October 15, 2002, and thereafter will accrue at a rate of 9.47% per annum, and will be payable semi-annually in arrears commencing on April 15, 2003 and thereafter on April 15 and October 15 (each an interest payment date) of each year. The Company has the option of commencing the accrual of cash interest on an interest payment date on or after October 15, 2000, in which case the outstanding principal amount at maturity of the Discount Notes will, on such interest payment date, be reduced to the then accreted value, and cash interest will be payable on each interest payment date thereafter.

     In connection with the sale of the Discount Notes, the Company agreed to make an offer to exchange new notes, registered under the Act and with terms identical in all material respects to the Discount Notes, for the Discount Notes or, alternatively, to file a shelf registration statement under the Act with respect to the Discount Notes. If the registration statement for the exchange offer or the shelf registration statement, as applicable, are not filed or declared effective within specified time periods or, after being declared effective, cease to be effective or usable for resale of the Discount Notes during specified time periods (each a Registration Default), additional cash interest will accrue at a rate per annum equal to 0.50% of the principal amount at maturity of the Discount Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum of the principal amount at maturity of the Discount Notes up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

     The terms of certain loan agreements described above limit the Company's ability to pay dividends and restrict certain assets of the Company's subsidiaries.

(9)  ADVANCES FROM PARENT

     Advances from Parent at December 31, 1996, which were non-interest bearing, included costs charged to the Company by the Parent and advances received from the Parent to fund operations, net of repayments. In May 1997, all outstanding advances from Parent, totaling approximately $28.0 million, were repaid.

(10) COMMITMENTS AND CONTINGENCIES

     (a) NETWORK CONSTRUCTION PROJECT

         In 1996, the Company commenced construction of the Network, which is scheduled for completion in the second quarter of 1999. The Company projects its total remaining cost at September 30, 1997 for completing the construction of the Network will be approximately $1.2 billion. This amount includes the Company's remaining commitment through December 31, 1998 to purchase a minimum quantity of materials for approximately $200.5 million as of September 30, 1997, subject to quality and performance expectations. The Company has the option to extend the materials purchase agreement through December 31, 1999 and may assign some or all of its remaining purchase commitment to a third party or cancel the agreement by paying the seller an amount equal to 7% of any remaining commitment. The Company has contracted to provide a portion of the fibers in the Network to third parties (see note (4) Network Construction Services Revenue and Expenses).

         Although these agreements provide for certain penalties if the Company does not complete construction within the time frames specified within the agreements, management does not anticipate that the Company will incur any substantial penalties under these provisions.

     (b) EASEMENT AGREEMENTS

         In February 1997, the Company entered into a right-of-way agreement with an unrelated third party which provides for advance payment of $1.9 million for the initial five-year period of the agreement and $1.9 million in advance of each subsequent five-year period during the remainder of the 25-year term of the agreement. The present value of this obligation is included in other non-current liabilities as of September 30, 1997.

         In July 1997, the Company entered into a 25-year right-of-way agreement with an unrelated third party that allows the Company to construct and operate a fiber optic network for approximately 850 route miles along such right-of-way. The agreement provides for annual payments of approximately $2,500 per route mile. The present value of this obligation is included in other non-current liabilities as of September 30, 1997.

         In October 1997, the Company entered into a perpetual right-of-way agreement with an unrelated third party that allows the Company to install conduit in up to approximately 300 route miles along such right-of-way. The agreement provides for a total payment in advance of approximately $4.9 million, which was paid by the Company in October 1997.

         In October 1997, the Company entered into a 25-year right-of-way agreement with an unrelated third party that allows the Company to construct and operate a fiber optic network over up to approximately 370 route miles along such right-of-way. The agreement provides for advance annual payments of approximately $4,500 per route mile.

(11)  GROWTH SHARE PLAN

      The Company has a Growth Share Plan for certain of its employees and directors. A "Growth Share" is a unit of value based on the increase in value of the Company over a specified measuring period. Upon completion of the common stock offering in June 1997 (as described in note (12) Securities Offering), certain Growth Shares vested in full. The Company has estimated an increase in value of the Growth Shares during 1997 and has recorded approximately $69.3 million of additional compensation expense in the nine months ended September 30, 1997. In July 1997, the Company issued 1,295,766 common shares, net of amounts relating to tax withholdings of approximately $21.9 million, in settlement of a portion of the accrued liability related to Growth Shares. Compensation relating to certain non-vested Growth Shares will be amortized as expense over the remaining approximately four-year vesting period.

(12)  SECURITIES OFFERING

      On May 23, 1997, the Board of Directors approved a change in the Company's capital stock to authorize 400 million shares of $.01 par value Common Stock (of which 10 million shares are reserved for issuance under the Equity Incentive Plan (as described in note (13) Equity Incentive Plan), 2 million shares are reserved for issuance under the Growth Share Plan, and
      4.3 million shares are reserved for issuance upon exercise of warrants, as described below), and 25 million shares of $.01 par value Preferred Stock. On May 23, 1997, the Board of Directors declared a stock dividend to the existing stockholder of 86,490,000 shares of Common Stock, which was paid immediately prior to the effectiveness of the registration statement on June 23, 1997. This dividend is accounted for as a stock split. All shares and per share information included in the accompanying interim consolidated financial statements have been adjusted to give retroactive effect to the change in capitalization. The Company completed the initial public offering of 15,525,000 shares of Common Stock on June 27, 1997, raising net proceeds of approximately $319.5 million.

      Effective May 23, 1997, the Company sold to an affiliate of the Parent for $2.3 million in cash, a warrant to acquire 4.3 million shares of Common Stock at an exercise price of

      $28.00 per share, exercisable on May 23, 2000. The warrant is not transferable. Stock issued upon exercise of the warrant will be subject to restrictions on sale or transfer for two years after exercise.

(13)  EQUITY INCENTIVE PLAN

      Effective June 23, 1997, the Company adopted the Qwest Communications International Inc. Equity Incentive Plan (the Equity Incentive Plan). This plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to key employees of the Company and affiliated companies and key consultants to the Company and affiliated companies who are responsible for the Company's growth and profitability. A maximum of 10 million shares of Common Stock may be subject to awards under the Equity Incentive Plan.

      The Company's Compensation Committee (the Committee) determines the exercise price for each option; however, stock options must have an exercise price that is at least equal to the fair market value of the Common Stock on the date the stock option is granted, subject to certain restrictions.

      All awards granted under the Equity Incentive Plan will immediately vest upon any change in control of the Company, as defined, unless provided otherwise by the Committee at the time of grant. All outstanding options will automatically terminate upon the occurrence of certain merger and reorganization transactions and appropriate notice by the Company to all option holders, as defined.

      For the nine months ended September 30, 1997, the Company has granted options to purchase a total of 5,800,500 shares of Common Stock of the Company. The options are exercisable over five years from the date of grant and have a weighted average exercise price of approximately $29.00 per share.

      As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company accounts for the Equity Incentive Plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense has been recognized for grants under the Equity Incentive Plan.

(14)  MEXICO FIBER PURCHASE AGREEMENT

      In July 1997, the Company entered into an agreement with an unrelated third party whereby the Company will receive (i) four dark fibers along a 2,270 kilometer route to be constructed in Mexico (the Mexico Network) by the third party, and (ii) certain construction inventory and value-added tax refunds, totaling approximately $2.9 million. In exchange for these assets, the third party will receive the stock of the Company's subsidiary, SP Servicios de Mexico S. A. de C. V. (SPS), and approximately $6.7 million in cash. Upon completion of the Mexico Network and the extension of the Qwest Network to the Mexican border, the Qwest Network will be linked to Mexico City, Mexico. Completion of the Mexican network is scheduled for late 1998.

(15)  SIGNIFICANT CUSTOMERS

      During the nine months ended September 30, 1997 and the year ended December 31, 1996, two or more customers, in aggregate, have accounted for 10% or more of the Company's total revenues in one or more periods, as follows:

                                            Customer     Customer      Customer
                                               A            B             C
                                            -----------------------------------
               1996                           27.8%       26.3%            -
               1997                            6.3%       33.4%          36.9%


(16)  ACQUISITION

      In October 1997, Qwest and an unrelated third party consummated an agreement whereby Qwest acquired from the third party all of the issued and outstanding shares of capital stock of the third party's then wholly owned internet service provider (the ISP), and the capital stock of the ISP issued at the closing of the acquisition, for $20.0 million in cash. The acquisition will be accounted for using the purchase method of accounting. The purchase price will be allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities.

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


     The following discussion and analysis should be read in conjunction with
(i) the Company's accompanying unaudited interim financial statements and the notes thereto, and (ii) the financial statements, and related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the registration statement (File No. 333-25391) on Form S-1 (Form S-1) filed by the Company.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including statements about the Company's plans to complete the Qwest Network (defined below), expectations as to funding its capital requirements, anticipated expansion of Carrier Services (defined below) and Commercial Services (defined below), regulatory and pricing trend projections, and other statements of expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied by the statements. Important factors that could prevent the Company from achieving its stated goals include, but are not limited to failure by the Company (i) to manage effectively, cost efficiently and on a timely basis the construction of the route segments, (ii) to enter into additional customer contracts to sell dark fiber or provide high-volume capacity and otherwise expand its telecommunications customer base, (iii) to obtain and maintain all necessary rights-of-way. For additional information, see "Risk Factors" included in the Company's filings with the SEC.

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

     The Company is expanding its existing long distance network into an approximately 16,000 route-mile, coast-to-coast, technologically advanced fiber optic telecommunications network (the Qwest Network), which includes the recently announced 3,000 route-mile extensions in the Southeastern states, California and Texas. The Company will employ, throughout substantially all of the Qwest Network, a self-healing SONET four-fiber ring architecture equipped with the most advanced commercially available fiber and transmission electronics manufactured by Lucent Technologies and Northern Telecom Inc. (Nortel), respectively. The Qwest Network's advanced fiber and transmission electronics are expected to provide the Company with lower installation, operating and maintenance costs than older fiber systems generally in commercial use today.
In addition, the Company has entered into construction contracts for the sale of dark fiber along the route of the Qwest Network, which will reduce the Company's net cost per fiber mile with respect to the fiber it retains for its own use. As a result of these cost advantages, the Company believes it will be well positioned to capture market share and take advantage of the rapidly growing demand for data transmission, multimedia and long haul voice capacity. The Company derives its revenue from Carrier Services, Commercial Services and Network Construction Services.

     In October 1997, Qwest and NEWSUPERNET (NSN) consummated an agreement whereby Qwest acquired from NSN all of the issued and outstanding shares of capital stock of NSN's then wholly-owned internet service provider, SuperNet, Inc. (SNI), and the capital stock of SNI issued at the closing of the acquisition, for $20.0 million in cash. The acquisition will be accounted for using the purchase method of accounting. The purchase price will be allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities.

     Carrier Services. Carrier Services provide high-volume and conventional dedicated line services over the Company's owned capacity and switched services over owned and leased capacity to interexchange carriers and other telecommunications providers. The Company is currently focusing on expanding Carrier Services to increase its revenue stream and reduce per unit costs, targeting short-term capacity sales on a segment-by-segment basis as the Qwest Network is deployed and activated, and is increasingly seeking longer-term, high-volume capacity agreements from major carriers. In addition to traditional telecommunications carriers, the Company is marketing to internet service providers and other data service companies. Revenue from Carrier Services has been derived from high-volume capacity services, dedicated line services and switched services. The Company provides high-volume transmission capacity services through service agreements for terms of one year or longer. Dedicated line services are generally offered under service agreements for an initial term of one year. High-volume capacity service agreements and dedicated line service agreements generally provide for "take or pay" monthly payments at fixed rates based on the capacity and length of circuit used. Customers are typically billed on a monthly basis and also may incur an installation charge or certain ancillary charges for equipment. After contract expiration, the contracts may be renewed or the services may be provided on a month-to-month basis. Switched services agreements are generally offered on a month-to-month basis, and the service is billed on a minutes-of-use basis. Revenue from carrier customers that is billed on a minutes-of-use basis has the potential to fluctuate significantly based on changes in usage that are highly dependent on differences between the prices charged by the Company and its competitors. The Company, however, has not experienced significant fluctuations to date. For the three and nine months ended September 30, 1997, the Company's five largest carrier customers accounted for approximately 44.4% and 41.3% of Carrier Services revenue, respectively.

     Commercial Services. Commercial Services provide long distance voice, data and video services to businesses and consumers. The Company plans to build on its Carrier Services experience to expand its presence in the Commercial Services market by developing its distinctive "ride the light" brand identity and aggressively marketing its existing and planned voice, data and other transmission products and services. The Company plans to build direct end user relationships by developing strong distribution channels, providing competitive pricing and superior network quality and offering enhanced, market-driven services to businesses and consumers. Revenue from Commercial Services is recognized primarily on a minutes-of-use basis. Commercial Services has generated revenue using three primary sales channels: direct mail, agent and telemarketing. The Commercial Services market is highly competitive and generally subject to significant customer attrition. The Company's attrition rates vary by product line and sales channel, and the Company typically has experienced an average monthly attrition rate ranging from 4% to 9%. The average attrition rates for the three and nine months ended September 30, 1997 have been consistent with historical rates. In September 1997, the Company entered into an arrangement with a third party under which they will jointly define and test new broadband business multimedia services. The Company has also entered into marketing agreements in September 1997 with two additional third parties. Under one of these agreements, the third party, a marketing company that wholesales and retails telecommunications products on a national basis, will be an authorized sales representative of Qwest, marketing the Company's long-distance products through affinity groups. Under the second of these agreements, the Company will offer its One Plus and Calling Card services (with competitive international pricing for both) to utilities across the nation along with other services provided by the third party under its Simple Choice/SM/ brand name.

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

     In 1996, the Company entered into construction contracts for the sale of dark fiber to Frontier Communications International, Inc. (Frontier) and WorldCom, Inc. (WorldCom) whereby the Company has agreed to install and provide dark fiber to each along portions of the Qwest Network. The Company also entered into two construction contracts in 1997 with GTE Intelligent Network Services Incorporated (GTE) for the sale of dark fiber along segments of the route of the Qwest Network. After completion of the Qwest Network, the Company expects that revenues from Network Construction Services will be less significant to the Company's operations.

     As previously disclosed, the Company is expanding its network into Mexico. Upon completion of the Qwest Network to the Mexican border, the Qwest Network will be linked to Mexico City, Mexico. Completion of the Mexican network is scheduled for late 1998.

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

     SG&A includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. Commercial Services sales and marketing expenses are incurred primarily through the use of its agent, telemarketing and direct mail sales channels. The Company expects that increased SG&A will be necessary to realize the anticipated growth in revenue for Carrier Services and Commercial Services as the Company develops the Qwest Network. The Company is in the process of opening commercial sales offices in selected major geographic markets to implement the Company's strategy, as segments of the Qwest Network become operational. In addition, SG&A expenses will increase as the Company continues to recruit experienced telecommunications industry personnel to implement the Company's strategy.

     The Company has a Growth Share Plan for certain of its employees and directors. Growth Share Plan expense, included in operating expenses, reflects the Company's estimate of compensation expense with respect to the Growth Shares issued to participants. A "Growth Share" is a unit of value based on the increase in value of the Company over a specified measuring period. Growth Shares granted under the Plan generally vest at the rate of 20% for each full year of service completed after the grant date subject to risk of forfeiture. Participants receive their vested portion of the increase in value of the Growth Shares upon a triggering event, as defined, which includes the end of a growth share performance cycle. Upon completion of the common stock offering in June 1997, certain Growth Shares vested in full, which resulted in substantial compensation expense under the Growth Share Plan in the second quarter of 1997, and the issuance in July 1997 of 1,295,766 shares of Common Stock, which were net of amounts related to tax withholdings, in settlement of the accrued liability related to these Growth Shares. Effective with the initial public offering, all holders of Growth Shares not vested by virtue of the initial public offering have been granted nonqualified stock options under the Company's Equity Incentive Plan, and the value of these Growth Shares has been capped based upon the initial public offering price of $22.00 per share. Compensation expense relating to these non-vested Growth Shares will be recognized over the remaining approximately four-year vesting period and is estimated to be up to approximately $27.7 million in total. The Company does not anticipate any future grants under the Growth Share Plan.

RESULTS OF OPERATIONS

          The table set forth below summarizes the Company's revenue by source, operating expenses, other income (expense), and other financial and operating data (amounts in thousands, except per share information, minutes of use, route miles and switch information):

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                        ------------------------------------------------------------------------
                                               1997               1996             1997               1996
                                        -----------------  ---------------- -----------------  -----------------
Revenue:
     Carrier services................... $       14,098     $        9,247   $       39,062     $      45,106
     Commercial services................         18,361              9,163           38,033            25,475
                                           -------------      -------------    -------------      ------------
                                                 32,459             18,410           77,095            70,581
     Network construction services......        156,496             25,923          413,226            59,255
                                           -------------      -------------    -------------      ------------
         Total revenue..................        188,955             44,333          490,321           129,836
Operating Expenses:
     Telecommunications services........         26,417             14,398           65,310            62,399
     Network construction services......        106,160             15,717          282,472            37,661
     Selling, general and
         administrative.................         27,316              9,656           59,987            34,230
     Growth share plan..................          4,131                  -           69,320                 -
     Depreciation and amortization......          5,071              3,991           13,114            11,890
                                           -------------      -------------    -------------      ------------
          Total operating expenses......        169,095             43,762          490,203           146,180

Income (loss) from operations...........         19,860                571              118           (16,344)

Other income (expense):
     Gain on sale of contract rights....              -                  -            9,296                 -
     Gain on sale of telecommunications
         service agreements.............              -              6,126                -             6,126
     Interest and other (expense)
         income, net....................           (218)            (1,083)          (4,960)           (2,993)
                                           -------------      -------------    -------------      ------------
         Income (loss) before income tax
             expense (benefit)..........         19,642              5,614            4,454           (13,211)
     Income tax expense (benefit).......          6,991              2,160            2,191            (4,310)
                                           -------------      -------------    -------------      ------------
         Net income (loss).............. $       12,651     $        3,454   $        2,263     $      (8,901)
                                           =============      =============    =============      ============
         Net income (loss) per share.... $         0.12     $         0.04   $         0.02     $       (0.10)
                                           =============      =============    =============      ============
Weighted average common shares
     outstanding........................        105,812             88,158           93,945            88,158
                                           =============      =============    =============      ============
OTHER FINANCIAL AND OPERATING DATA:
     EBITDA (1)......................... $       24,946     $        4,695   $       11,246     $      (2,742)
                                           =============      =============    =============      ============
     EBITDA, adjusted for growth
            share plan expense (1)...... $       29,077     $        4,695   $       80,566     $      (2,742)
                                           =============      =============    =============      ============
     Capital expenditures, including
            non-cash items..............                                     $      271,332     $      49,573
                                                                               =============      ============
     Minutes of use.....................    199,000,000        107,000,000      433,000,000       275,000,000
                                           =============      =============    =============      ============

                                                                                   AS OF             AS OF
                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1997             1996
                                                                                ------------      ------------
    Route miles of conduit installed........................................        7,900            3,650
    Route miles of dark fiber installed (excluding lit fiber)...............        2,800            1,800
    Route miles of lit fiber installed......................................        2,800              900
    Switches................................................................            5                5


(1) EBITDA represents net income (loss) before interest, income tax expense (benefit), depreciation and amortization, a non-recurring expense of $1.6 million in the nine months ended September 30, 1996 to restructure its operations (including the direct sales group), the gain on sale of telecommunications agreements of $6.1 million (which is non-recurring) in the nine months ended September 30, 1997, and the gain on sale of contract rights of approximately $9.3 million (which is non-recurring) in the nine months ended September 30, 1997, respectively. EBITDA includes earnings from the construction contracts for the sale of dark fiber that the Company will use to provide cash for construction costs of the Qwest Network. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity and may not be comparable with EBITDA as defined by other companies. The Company believes that EBITDA is commonly used by financial analysts and others in the telecommunications industry. EBITDA adjusted for Growth Share Plan expense represents EBITDA (as defined above), excluding the effect of Growth Share Plan expense.
--------------------------------------------------------------------------------


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     The Company reported net income of $12.7 million and $2.3 million in the three and nine months ended September 30, 1997, respectively, compared to net income of $3.5 million and a net loss of $8.9 million in the same periods of the prior year. Excluding the effect of the compensation expense relating to the Growth Share Plan, net of income tax, the Company's reported net income would have been approximately $15.3 million and $46.6 million for the three and nine months ended September 30, 1997, respectively.

     Revenue. Total revenue increased $144.6 million, or 326%, and $360.5 million, or 278%, during the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996. Revenue from Network Construction Services increased $130.6 million, or 504%, and $354.0 million, or 597%, during the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996. The increases were due primarily to network construction revenue from dark fiber sales to WorldCom, GTE and Frontier. Carrier Services revenue increased $4.9 million, or 52%, and decreased $6.0 million, or 13%, for the three and nine months ended September 30, 1997, respectively, compared with the corresponding periods in 1996. The increase in the three months ended September 30, 1997, as compared to the corresponding period in the prior year resulted from the growth in on-net dedicated line services on lit portions of the Network. The decrease in revenue in the nine months ended September 30, 1997, as compared to the corresponding period in the prior year, was primarily due to the Company's sale of its resale dedicated line services on leased capacity on July 1, 1996. The sold business generated revenue of $18.8 million for the nine months ended September 30, 1996. Exclusive of this revenue, Carrier Services revenue increased $12.8 million, or 48%, during the nine months ended September 30, 1997, as compared to the corresponding period of 1996. This increase in Carrier Services revenue was due primarily to increases in revenue from carrier switched services and carrier dedicated line services provided on the Qwest Network. Commercial Services revenue increased $9.2 million, or 100%, and $12.6 million, or 49%, for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996. The increase was due primarily to growth in switched services provided to small- and medium-sized businesses and to consumers as a result of continued expansion of the Company's direct mail, agent and telemarketing sales channels.

     Operating Expenses. Total operating expenses increased $125.3 million, or 286%, and $344.0 million, or 235%, during the three and nine months ended September 30, 1997, respectively, over the same periods in 1996, due primarily to increases in telecommunications services, network construction services, SG&A, Growth Share Plan and depreciation and amortization expense.

     Expenses for telecommunications services increased $12.0 million, or 83%, and $2.9 million, or 5%, for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in the prior year.
The growth in telecommunications services expenses was primarily attributable to the continued growth in switched services and network engineering and operations, partially offset by the reduction in expenses resulting from the sale on July 1, 1996 of the Company's resale dedicated line services on leased capacity. Expenses for Network Construction Services increased $90.4 million, or 575%, and $244.8 million, or 650%, in the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996, due to costs of construction contracts relating to increased dark fiber sales revenue.

     SG&A increased $17.7 million, or 183%, and $25.8 million, or 75%, in the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods of 1996. The increase was due primarily to increases in expenses related to the following: the Company's direct mail sales program, the development of the Company's new brand identity, administrative and information services support of the Company's growth, and recruiting and hiring additional personnel. The Company anticipates that as it deploys the Qwest Network, expands its Carrier Services and Commercial Services, and initiates its direct sales operations, SG&A will continue to increase.

     The Company has estimated an increase in the value of Growth Shares, primarily triggered by the June 1997 initial public offering, and has recorded approximately $4.1 million and $69.3 million of additional compensation expense in the three and nine months ended September 30, 1997, respectively. No expense was recognized in the three and nine months ended September 30, 1996, as there were no compensatory elements in those periods. The Company anticipates total additional expense of up to approximately $27.7 million through the year 2002 in connection with this plan.

     The Company's depreciation and amortization expense increased $1.1 million, or 27%, and $1.2 million, or 10%, during the three and nine months ended September 30, 1997, respectively, from the corresponding periods in 1996. This increase resulted primarily from activating the Denver to Sacramento segment of the Qwest Network in late July 1997, purchases of additional equipment used in constructing the Qwest Network and purchases of other fixed assets to accommodate the Company's growth. The Company expects that depreciation and amortization expense will continue to increase in subsequent periods as the Company continues to activate additional segments of the Qwest Network and amortizes the goodwill acquired with the SNI purchase (discussed above).

     Interest and Other Income (Expense). Pursuant to a capacity sale in 1993, the Company obtained certain rights of first refusal to re-acquire network communications equipment and terminal locations including leasehold improvements should the purchaser, under that agreement, sell the network. In the first quarter of 1997, the Company sold certain of these rights to the purchaser in return for $9.0 million in cash and the right to re-acquire certain terminal facilities.

     As previously discussed, the Company sold a portion of its dedicated line services on leased capacity in July 1996. During the transition of the service agreements to the buyer, the Company incurred certain facilities costs on behalf of the buyer, which were to be reimbursed to the Company. A dispute arose with respect to the reimbursement of such costs and, as a result, the Company made a provision of approximately $2.0 million in the first quarter of 1997.

     During the three and nine months ended September 30, 1997 the Company's net interest and other expenses decreased $.9 million and increased $2.0 million, respectively, as compared to the corresponding periods of 1996. Interest expense, net, increased $2.2 million, or 114%, and $3.9 million, or 78%, during the three and nine months ended September 30, 1997, respectively, as compared to the corresponding periods of 1996. These increases were due primarily to interest expense related to the issuance of $250.0 million in principal amount of 10 7/8% Senior Notes, due 2007 (the Senior Notes) on March 31, 1997, partially offset by additional capitalized interest resulting from construction of the Qwest Network. Interest income increased by $3.2 million, or 439%, and $4.0 million, or 211%, during the three and nine months ended September 30, 1997, respectively, attributable to the increase in cash equivalent balances, which resulted from the issuance of the Senior Notes and the initial public offering. During the nine months ended September 30, 1997, the Company's other expense, net, increased $2.1 million, as compared to the corresponding period of 1996 due primarily to the provision for transition service costs described in the previous paragraph. The Company expects interest expense to grow in future periods due to the issuance in October 1997 of its 9.47% Senior Discount Notes (discussed below).

     Income Taxes. The Company is included in the consolidated federal income tax return of Anschutz Company (the Parent), and a tax sharing agreement provides for allocation of tax liabilities and benefits to the Company, in general, as though it filed a separate tax return. The Company's effective tax rate nine months ended September 30, 1997 was higher than the statutory federal rate as a result of permanent differences between book and tax expense relating to the Growth Share Plan. The Company's effective tax rate in the three months ended September 30, 1997 and in the three and nine months ended September 30, 1996 approximated the statutory federal rate.

     Net Income (Loss). The Company realized net income of $12.7 million and $2.3 million in the three and nine months ended September 30, 1997, respectively, compared to net income of $3.5 million and a net loss of $8.9 million in the corresponding periods of 1996 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997, the Company has funded capital expenditures and long-term debt repayments primarily through the net proceeds from the debt and equity offerings. The Company intends to finance its operations in the future through internally generated and external funds without relying on cash advances, contributions or guarantees from the Parent.

     The Company's operations generated insufficient cash flows during the nine months ended September 30, 1997 to enable it to meet its capital expenditures, debt service and other cash needs. Total cash expended during this period to fund capital expenditures, repayments of long-term debt to third parties and net repayments of advances from the Parent was approximately $205.3 million, $185.9 million and $19.1 million, respectively. Total cash used in operations was
approximately $60.1 million during the same period.   During the first nine
months of 1997, total cash provided by loans secured by collateral owned by its parent or an affiliate was approximately $78.0 million. As of September 30, 1997, the Company had positive working capital of approximately $221.1 million. As of December 31, 1996, the Company had a working capital deficit of approximately $69.4 million.

     In March 1997, the Company issued $250.0 million in principal amount of its 10 7/8% Senior Notes due 2007 (the Senior Notes), the net proceeds (approximately $242.0 million) of which were used to repay certain long-term debt and to fund a portion of capital expenditures required to construct segments of the Qwest Network. Issuance costs totaling approximately $8.0 million are being amortized to interest expense over the term of the Senior Notes. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 1997, and the principal amount
of the Senior Notes is due and payable in full on April 1, 2007.   The Indenture
for the Senior Notes (the Indenture) contains certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries (the Restricted Subsidiaries) to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its Restricted Subsidiaries, issue or sell capital stock of the Company's Restricted Subsidiaries or enter into certain mergers and consolidations. In addition, under certain limited circumstances, the Company will be required to offer to purchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the date of purchase with the excess proceeds of certain asset sales. In the event of a Change of Control (as defined in the Indenture), holders of the Senior Notes will have the right to require the Company to purchase all of their Senior Notes at a price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest.

     In May 1997, the Company and an unrelated third party supplier (the Supplier) entered into a $90.0 million credit agreement (the Equipment Credit Facility) to finance the transmission electronics equipment to be purchased from the Supplier under a procurement agreement. Under the Equipment Credit Facility, the Company may borrow funds as it purchases the equipment to fund up to 75% of the purchase price of such equipment and related engineering and installation services provided by the Supplier, with the purchased equipment and related items serving as collateral for the loans. Principal amounts outstanding under the Equipment Credit Facility will be payable in quarterly installments commencing on June 30, 2000, with repayment in full due and payable on March 31, 2004. Borrowings will bear interest at the Company's option at either: (i) a floating base rate announced by a designated reference bank plus an applicable margin; or (ii) LIBOR plus an applicable margin. As of September 30, 1997, approximately $8.1 million was outstanding under the Equipment Credit Facility.

     In June 1997, the Company received approximately $319.5 million in net proceeds from the sale of 15,525,000 shares of Common Stock in its Initial Public Offering.

     In August 1997, the Company completed a registered exchange of new Senior Notes (with terms identical in all material respects to the originally issued Senior Notes) for all of the originally issued Senior Notes. The Company received no proceeds from and recognized no profit on the exchange transaction, and no change in the financial condition of the Company occurred as a result of the exchange transaction.

     In October 1997, the Company issued $555,890,000 in principal amount at maturity of Senior Discount Notes, due 2007 (the Discount Notes), generating net proceeds of approximately $342.6 million, after deducting offering costs which are included in intangible and other long-term assets, such net proceeds will be used to fund capital expenditures for continuing construction and activation of the Network and to fund further growth in the business. The Discount Notes will accrete at a rate of 9.47% per annum, compounded semi-annually, to an aggregate principal amount of $555,890,000 by October 15, 2002. The principal amount of the Discount Notes is due and payable in full on October 15, 2007. The Discount Notes are redeemable at the Company's option, in whole or in part, at any time on or after October 15, 2002, at specified redemption prices. In addition, prior to October 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Discount Notes at specified redemption prices. Cash interest on the Discount Notes will not accrue until October 15, 2002, and thereafter will accrue at a rate of 9.47% per annum, and will be payable semi-annually in arrears commencing on April 15, 2003 and thereafter on April 15 and October 15 (each an interest payment date) of each year. The Company has the option of commencing the accrual of cash interest on an interest payment date on or after October 15, 2000, in which case the outstanding principal amount at maturity of the Discount Notes will, on such interest payment date, be reduced to the then accreted value, and cash interest will be payable on each interest payment date thereafter. The indenture for the Discount Notes contains certain covenants that are substantially identical to the Senior Notes described below.

     In connection with the sale of the Discount Notes, the Company agreed to make an offer to exchange new notes, registered under the Securities Act of 1933 (the Act) and with terms identical in all material respects to the Discount Notes (the New Notes), for the Discount Notes or, alternatively, to file a shelf registration statement under the Act with respect to the Discount Notes. If the registration statement for the exchange offer or the shelf registration statement, as applicable, are not filed or declared effective within specified time periods or, after being declared effective, cease to be effective or usable for resale of the Discount Notes during specified time periods (each a Registration Default), additional cash interest will accrue at a rate per annum equal to 0.50% of the principal amount at maturity of the Discount Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum of the principal amount at maturity of the Discount Notes up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

     In February 1997, the Company entered into a one-year $50.0 million line of credit from a commercial bank. No amounts were ever drawn under this credit line, and the facility was canceled by the Company in July 1997.

     The Company had a $100.0 million three-year revolving credit facility that converts to a two-year term loan maturing on April 2, 2001. In October 1997, the Company repaid the outstanding balance and terminated this credit facility. The Company is considering obtaining a new bank credit facility of equal or lesser amount.

     In May 1997, the Company's board of directors approved a change in the Company's capital stock to authorize 400 million shares of $.01 par value Common Stock (of which 10 million shares were reserved for issuance under the equity incentive plan, 2 million shares were reserved for issuance under the Growth Share Plan, and 4.3 million shares were reserved for issuance upon exercise of warrants), and 25 million shares of $.01 par value Preferred Stock. In May 1997, the Company declared a stock dividend to the existing stockholder of 86,490,000 shares of Common Stock, which was paid immediately prior to the effectiveness of the registration statement on June 23, 1997. In June 1997, the Company completed an initial public offering of 15,525,000 shares of its Common Stock.

     Effective May 23, 1997, the Company sold to an affiliate of the Parent for $2.3 million in cash, a warrant to acquire 4.3 million shares of Common Stock at an exercise price of $28.00 per share, exercisable on May 23, 2000. The warrant is not transferable. Stock issued upon exercise of the warrant will be subject to restrictions on sale or transfer for two years after exercise.

     The Company estimates the total cost to construct and activate the Qwest Network and complete construction relating to the dark fiber sold to Frontier, WorldCom and GTE will be approximately $1.9 billion. Total anticipated costs include approximately $640.0 million already expended by the Company as of September 30, 1997. The Company anticipates remaining total cash outlays for these purposes of approximately $170.0 million in 1997, $850.0 million in 1998 and $240.0 million in 1999. Estimated total expenditures in 1997 and 1998 include the Company's commitment to purchase a minimum quantity of fiber for approximately $399.0 million (subject to quality and performance specifications), of which approximately $198.5 million had been expended as of September 30, 1997. Estimated total expenditures for 1997, 1998 and 1999 together also include approximately $139.0 million for the purchase of electronic equipment. In addition, the Company anticipates approximately $97.0 million of aggregate capital expenditures in 1997 and 1998 to support growth in Carrier Services and Commercial Services.

     As of September 30, 1997, the Company has obtained the following sources of funds: (i) approximately $1.1 billion under the Frontier, WorldCom and GTE contracts and additional smaller construction contracts for sales of dark fiber, of which approximately $351.0 million had already been paid and $770.0 million remained to be paid at September 30, 1997; (ii) $90.0 million of vendor financing; (iii) approximately $117.8 million of net proceeds from the sale of the Senior Notes remaining after repayment of certain existing debt; and (iv) approximately $319.5 million of net proceeds from the initial public offering, of which approximately $164.3 million has been used as of September 30, 1997 for construction of the Network. The Company believes that its available cash and cash equivalent balances at September 30, 1997, the net proceeds from issuance of the Discount Notes in October and cash flow from operations will satisfy its currently anticipated cash requirements at least through the second quarter of 1998.

     With the completion of the 16,000 route-mile network, the Company will provide telecommunications services nationally to its customers primarily over its own facilities, using leased facilities in those portions of the country not covered by the Qwest Network. Qwest is evaluating the economics of extending its core network versus continuing to lease network capacity. In this regard, the Company is considering extensions in the Pacific Northwest, and the Company is in negotiations to connect the route between Boston and New York City. Also, the Company continues to evaluate opportunities to acquire or invest in complementary, attractively valued businesses, facilities, contract positions and hardware to improve its ability to offer new products and services to customers, to compete more effectively and to facilitate further growth of its business.

     Item 3. Quantitative and Qualitative Disclosures About Market Risks

              Not applicable.

PART II.     OTHER INFORMATION



     Item 2. Changes in Securities and Use of Proceeds

             (c) Recent Sales of Unregistered Securities

               No equity securities of the registrant were sold by the registrant during the period covered by this report that were not registered under the Securities Act of 1933. As described in
               Part I of this report, in July 1997, the Company issued 1,295,766 shares of its Common Stock (par value $.01 per share) in settlement of accrued liability related to "Growth Shares" outstanding under its Growth Share Plan (a noncontributory, nondiscretionary employee benefit plan); such issuances of Common Stock did not require registration under policies and analyses contained in applicable SEC releases relating to employee benefit plans.


             (d) Use of Proceeds

               The registrant completed its initial public offering of 15,525,000 shares of its Common Stock (par value $.01 per share) on June 27, 1997 pursuant to a registration statement (File No. 333-25391) declared effective on June 23, 1997. The underwriters for the offering were Salomon Brothers Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Goldman, Sachs & Co. and Merrill Lynch & Co. The initial public offering price was $22.00 per share, with an aggregate offering price of $341,550,000 (including overallotment option shares) and net proceeds to the Company of approximately $319.5 million, after deducting underwriting discount of approximately $20.5 million and $1.5 million for expenses in connection with the issuance and distribution of the Common Stock. Through September 30, 1997, the Company has used approximately $164.3 million of such net proceeds from its initial public offering for construction of its fiber optic telecommunications network with the remaining net proceeds temporarily invested in certain short-term investment grade securities, such as money market funds, government securities and commercial paper.


     Item 5. Other Information

               Annual Meeting Information

               In order to be considered for inclusion in the Company's proxy statement and form of proxy relating to the Company's annual meeting of shareholders following the end of the Company's 1997 fiscal year, proposals by individual shareholders must be received by the Company no later than December 31, 1997. The Company expects to hold its first annual meeting of shareholders in early May 1998, and the Company will notify the shareholders appropriately of the details related to the meeting.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Qwest Communications International Inc., a Delaware corporation

November 14, 1997        By: /s/ ROBERT S. WOODRUFF
                         --------------------------
                         Robert S. Woodruff
                         Executive Vice President - Finance
                         and Chief Financial Officer
                         (Duly Authorized Officer and
                         Principal Financial Officer)

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits


               3. Bylaws (as amended)
              11.  Statements re computation of per share income (loss)
              27.  Financial data schedule


           (b) Reports on Form 8-K

               None