Form 10-K405
period 1997-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1998-03-19
CIK 1037949

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1997

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from     to

  COMMISSION FILE NUMBER 000-22609

                               ----------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (Exact name of registrant specified in its charter)

                               ----------------

               DELAWARE                              84-1339282

    (State or other jurisdiction of              (I. R. S. Employer
    incorporation or organization)               Identification No.)


                      555 SEVENTEENTH STREET, SUITE 1000
                            DENVER, COLORADO 80202
                   (Address of principal executive offices)

                                (303) 291-1400
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                        NAME OF EXCHANGE
   TITLE OF EACH CLASS:                               ON WHICH REGISTERED:
   --------------------                               --------------------
   Common Stock, $.01 Par Value                              NASDAQ
   Contingent Cash Consideration Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 4, 1998, 206,677,742 shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock as reported on the Nasdaq Stock Market (National Market System) on March 4, 1998 was approximately $7,492,068,148

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive proxy statement to be used in connection with the annual meeting of shareholders to be held in 1998 are incorporated by reference in Part III of this Form 10-K

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                      FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
Part I
 Item 1   Business...............................................................................   3
 Item 2   Properties.............................................................................  23
 Item 3   Legal Proceedings......................................................................  23
 Item 4   Submission of Matters to a Vote of Security Holders....................................  24
Part II
 Item 5   Market for Registrant's Common Equity and Related Stockholder Matters..................  24
 Item 6   Selected Financial Data................................................................  25
 Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..  26
 Item 8   Financial Statements and Supplementary Data............................................  34
 Item 9   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...  60
Part III
 Item 10  Directors and Executive Officers of the Registrant.....................................  61
 Item 11  Executive Compensation.................................................................  61
 Item 12  Security Ownership of Certain Beneficial Owners and Management.........................  61
 Item 13  Certain Relationships and Related Transactions.........................................  61
          Glossary...............................................................................  62
Part IV
 Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  65

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws, including statements about the Company's plans to complete its approximately 16,250 route mile, coast-to-coast, technologically advanced, fiber optic telecommunications network, expectations as to funding its capital requirements, anticipated expansion of carrier services and commercial services, regulatory and pricing trend projections, and other statements of expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied by the statements. Important factors that could prevent the Company from achieving its stated goals include, but are not limited to: (i) failure of the Company to manage effectively, cost efficiently and on a timely basis the construction of the Qwest Network (see definition below) route segments; (ii) failure to enter into additional customer contracts to sell dark fiber or provide high-volume capacity and otherwise expand its telecommunications customer base;
(iii) failure to obtain and maintain all necessary rights-of-way; (iv) intense competition in the Company's carrier services and commercial services markets;
(v) the potential for rapid and significant changes in technology and their effect on the Company's operations; (vi) operating and financial risks related to managing rapid growth and integrating acquired businesses; (vii) adverse changes in the regulatory environment; and (viii) risks of being highly leveraged and sustaining operating cash deficits. For additional information, see "Risk Factors" included in the Company's registration statement on Form S-4, No. 333-46145, and other Company filings with the SEC.

                                    PART I.

ITEM 1. BUSINESS

 General

  Qwest Communications International Inc. (together with its subsidiaries, "Qwest" or the "Company") is a facilities-based provider of multimedia communications services to interexchange carriers and other communications entities, businesses and consumers, and it constructs and installs fiber optic communications systems for interexchange carriers and other communications entities, as well as for its own use. The Company is expanding its existing long distance network into the Qwest MacroCapacity (SM) Network (the "Qwest Network"), an approximately 16,250 route mile coast-to-coast, technologically advanced, fiber optic telecommunications network. The Company will employ, throughout substantially all of the Qwest Network, a self-healing SONET ring architecture equipped with the most advanced commercially available fiber and transmission electronics manufactured by Lucent and Nortel, respectively. The Qwest Network's advanced fiber and transmission electronics are expected to provide the Company with lower installation, operating and maintenance costs than older fiber systems in commercial use today. In addition, the Company has entered into construction contracts for the sale of dark fiber along the route of the Qwest Network, which will reduce the Company's net cost per fiber mile with respect to the fiber it retains for its own use. As a result of these cost advantages, the Company believes it will be well-positioned to capture market share and take advantage of the rapidly growing demand for long haul voice and data transmission capacity and services.

  Under the Company's current plan, the Qwest Network will extend approximately 16,250 route miles coast-to-coast and connect approximately 125 metropolitan areas that represent approximately 80% of the originating and terminating long distance traffic in the United States. Construction of the Qwest Network is scheduled to be completed in 1999. Through a combination of the Qwest Network and leased facilities, the Company will continue to offer interstate services in all 48 contiguous states. The Qwest Network will connect to three trans-Atlantic cable heads and two trans-Pacific cable heads, as well as cross-border points to Canada and Mexico. In addition to the 16,250 route mile U.S. network, the Company recently extended its network to the United Kingdom through an exchange of capacity for two 155-megabit circuits that will carry international data and voice traffic between London and New York. The Company is also extending its network approximately 1,400 route miles into Mexico through dark fiber to be owned by the Company on the fiber optic system of a third party. Completion of the Mexico Network is scheduled for late 1998. These connections will allow the Company to participate in the anticipated growth in demand for international long distance data and voice services. The Company plans to transfer carrier and retail switched services provided on leased facilities onto the Qwest Network as the Company activates its own facilities.

 Industry Overview

  General. The telecommunications industry involves the transmission of voice, data and video communications. The industry has been undergoing rapid change due to deregulation, the construction of additional infrastructure and the introduction of new technologies, which has resulted in increased competition and demand for telecommunications services.

  United States Domestic Long Distance. The structure of the domestic long distance telecommunications industry was strongly influenced by a 1982 court decree that required the divestiture by AT&T of its local telephone businesses and divided the country into approximately 200 LATAs that range in size from metropolitan areas to entire states. The seven resulting RBOCs were initially limited to providing local telephone service, access to long distance carriers and "in-region" long distance service (service within a LATA). The right to provide inter-LATA service was initially ceded to AT&T and other long distance carriers, as well as to LECs other than the RBOCs. However, under the Telecommunications Act of 1996 (the "Telecommunications Act"), the RBOCs may now provide inter-LATA long distance service, subject to certain conditions. See "Regulation--General Regulatory Environment."

  For each long distance call, the originating and terminating LECs charge the long distance carrier an access fee to carry the call across their local networks. The long distance carrier charges the customer a fee for its transmission of the call, a portion of which consists of the access fees charged by the originating and terminating LECs. To encourage the development of competition in the long distance market, the LECs are required to provide all long distance carriers with access to local exchange service that is "equal in type, quality and price" to that provided to AT&T. These "equal access" and related provisions were intended to prevent preferential treatment of AT&T and to require that the LECs charge the same access fees to all long distance carriers, regardless of their volume of traffic. These provisions, along with the development and evolution of fiber optic technology with its increased capacity and transmission quality, have helped smaller long distance carriers emerge as alternatives to the largest companies for long distance telecommunications services. See "Regulation--General Regulatory Environment."

  United States International Long Distance. The United States international long distance industry is large and growing. The onset of competition gave rise to deregulation and a decrease in prices, which led to the initial growth in the market and improvements in service offerings and customer service. Subsequent growth has been largely attributable to the worldwide trend toward deregulation and privatization, technological improvements, the expansion of telecommunications infrastructure and the globalization of the world's economies.

  The profitability of the United States international long distance market is principally driven by the difference between settlement rates (i.e., the rates paid to other carriers to terminate an international call) and billed revenue. The difference in cost between providing domestic long distance and international service is minimal, and increased worldwide competition has already brought about certain reductions in settlement rates and end user prices, thereby reducing overseas termination costs for United States-based carriers. However, it is believed that certain foreign countries use settlement rates to subsidize their domestic call rates, contributing to significantly higher rates for certain international calls compared to domestic long distance calls. The FCC recently adopted measures intended to overhaul the system of international settlements by mandating that U.S. carriers negotiate settlement rates with foreign correspondents at or below FCC-mandated benchmark levels. Several parties have filed petitions for reconsideration with the FCC or court appeals or both following this order, so it remains subject to modification. Additionally, recent worldwide trade negotiations may lead to reduced settlement rates. See "Regulation--General Regulatory Environment."

  Multimedia. Continuing developments in multimedia applications are bringing new entrants to the telecommunications market. Internet service providers ("ISPs") and cable television, entertainment and data transmission companies, for instance, are potential customers for voice, data and video communications over high bandwidth networks such as the Qwest Network.

  Long Distance Network Services. Switched voice and data require varying amounts of bandwidth, depending on the nature of the communication. Traditional telephony services such as "1 Plus" dialing require only limited bandwidth (such as 64 Kbps). Emerging broadband services, such as the Internet, private networks and multimedia applications, require higher bandwidth for effective communication. Such services are increasingly transmitted over SONET ring-protected Optical Carrier level paths (such as OC-48 or OC-192) using advanced transmission protocols, such as Frame Relay and ATM.

  Telecommunications Technology. The market for video, voice and data communications is served primarily through fiber optic and coaxial copper cables, microwave systems and satellites. Before the 1980s, telecommunications traffic generally was transmitted through satellites, microwave radio or copper cable installed undersea or buried in the ground. By 1990, copper cable had been largely replaced by fiber optic systems that provided greater capacity at lower cost with higher quality and reliability.

    Fiber Optic Systems. Fiber optic systems use laser-generated light to transmit voice, data and video in digital format through ultra-thin strands of glass. Fiber optic systems are characterized generally by large circuit capacity, good sound quality, resistance to external signal interference and direct interface to digital switching equipment or digital microwave systems. A pair of modern fiber optic strands, using the most advanced technology commercially available, is capable of carrying OC-192 level capacity, equal to over 129,000 simultaneous telephone calls. Because fiber optic signals disperse over distance, they must be regenerated/amplified at sites located along the fiber optic cable. Fiber optic systems using earlier generation fiber, as compared to the more advanced fiber being installed in the Qwest Network, require frequent intervals between regeneration/amplifier sites, typically between 20 and 45 miles. The Company's advanced fiber allows for greater distances between regeneration/amplifier sites, and the Qwest Network is designed to use a maximum of 60-mile intervals. Greater distances between regeneration/amplifier sites generally translate into substantially lower installation and operating costs.

    Microwave Systems. Although limited in capacity compared with fiber optic systems, digital microwave systems offer an effective and reliable means of transmitting lower volume and narrower bandwidths of voice, data and video signals. Generally, no more than 21 DS-3s can be transmitted by microwave between two antennae. Microwaves are very high frequency radio waves that can be reflected, focused and beamed in a line-of-sight transmission path. Because of their electro-physical properties, microwaves can be used to transmit signals through the air, with relatively little power, in much the same way that electrical signals are transmitted through a copper wire. To create a communications circuit, microwave signals are transmitted through a focusing antenna, received by an antenna at the next station in the network, then amplified and retransmitted. Microwaves disperse as they travel through the air, and as a result this transmission process must be repeated at repeater stations, which consist of radio equipment, antennae and back-up power sources.

    Satellite Systems. Although satellites initially were used for point-to-point long distance telephone and television transmissions, fiber optic cables have proven to be a more cost effective delivery method for high volume point-to-point applications. Currently, satellites are primarily used for transmissions that must reach many locations over vast distances simultaneously, such as the distribution of television programming, for point-to-point traffic in developing countries lacking terrestrial networks and for other point-to-point traffic that cannot be connected efficiently or cost-effectively by terrestrial transmission systems.

  Telecommunications Markets. AT&T, MCI, Sprint and WorldCom together constitute what are generally referred to as the "Tier 1" companies in the long distance market. Long distance companies may generally be categorized as "facilities-based" carriers and "nonfacilities-based" carriers. The four Tier 1 companies are facilities-based carriers because each operates a network principally using its own transmission facilities and extensive geographically dispersed switching equipment. The completed Qwest Network will enable the Company to become this type of facilities-based carrier. All of the Tier 1 carriers, including AT&T, lease some of their transmission facilities from other carriers to back up their service routing, augment areas where they may have traffic bottlenecks or cover a particular geographic area not covered by their own networks.

  Medium-sized long distance companies, some with national capabilities, constitute the "Tier 2" companies in the long distance market. Certain Tier 2 carriers are known as "partial facilities-based" carriers in that they own some of their own transmission facilities but operate using mostly leased facilities. However, most Tier 2 carriers are nonfacilities-based carriers in that they lease substantially all of their transmission facilities. Tier 2 carriers design, manage and operate their own networks just as the Tier 1 carriers, but generally on a smaller regional scale, focusing on selling traffic originating in their target geographic area. These carriers are also generally referred to as "switch-based" or "switched" because they typically operate their own switches. Some of these carriers lease high volume DS-3 capacity and resell lower volume DS-1 capacity to other carriers at higher unit prices. DS-3 level capacity is generally only sold by carriers that own facilities on the route on which the service is sold.

  The "Tier 3" carriers, often called "switchless" resellers, neither operate networks nor own facilities, but rather resell "minutes" of service which they purchase from other carriers. These companies, which vary significantly in size, are primarily sales and marketing companies that generate their margins by buying in large volumes to obtain a low price per minute from switch-based carriers and reselling at higher prices. These companies may receive an invoice from their underlying carrier and bill the end user or, in some cases, the underlying carrier may bill the end user directly. The barriers to entry into this segment of the long distance market are minimal and there are currently numerous Tier 3 companies providing long distance services. As its business increases, a Tier 3 company may install its own switch and move into the Tier 2 category.

  Operator services companies concentrate on providing operator services and other communications services to the long distance industry, private pay phone operators, prisons and credit card companies. These carriers also manage their own networks and switching networks and switching equipment while leasing virtually all of their facilities.

  Competition in the retail long distance industry is based upon pricing, customer service, network quality and valued-added services, creating opportunities for smaller long distance providers. Sales efforts of long distance companies focus increasingly on telemarketing and the use of independent contractors rather than full-time employees. This has created an opportunity for smaller companies to compete in certain segments of the long distance market, and many of them are quickly able to build sizable customer bases on the strength of their marketing efforts and distribution channels.

 Business Opportunities

  The Company believes that demand from interexchange carriers and other communications entities for advanced, high bandwidth voice, data and video transmission capacity will increase over the next several years due to regulatory and technological changes and other industry developments. These anticipated changes and developments include: (i) continued growth in capacity requirements for high speed data transmission, ATM and Frame Relay services, Internet and multimedia services and other new technologies and applications;
(ii) continued growth in demand for existing long distance services; (iii) entry into the market of new communications providers; (iv) requirements of the four principal nationwide carriers (AT&T, MCI, Sprint and WorldCom) to replace or augment portions of their older systems; and (v) reform in regulation of domestic access charges and international settlement rates, which the Company expects will lower long distance rates and fuel primary demand for long distance services.

  Accommodation of the Internet and Other New Applications. The Company believes that additional network transmission capacity and faster response times will be required to accommodate multimedia (voice, data and video) and other potential high-bandwidth applications, such as increasing use of the Internet by commercial users, the deployment of corporate intranets and the use of telecommunications infrastructure for providing cable television and other entertainment services. The Company believes this growth will result in increased demand for high-bandwidth dedicated circuits and other network services provided by the Company (such as Frame Relay and ATM).

  Base Growth of Existing Telecommunications Providers. Domestic long distance industry revenue has increased in recent years. The revenue increases were achieved against a backdrop of declining unit prices for most telecommunications services, which suggests that the demand for telecommunications bandwidth has increased at an even higher rate. The Company believes that these growth trends generally will continue and that certain companies that do not own most of their networks have potential needs to invest in network facilities or lease high bandwidth network capacity in order to remain competitive. In addition, the Company believes that the Qwest Network will allow the Company to offer an attractive alternative for leased capacity simply to meet current levels of demand for wholesale telecommunications services.

  Capacity Required by New Communications Entrants. Competition and deregulation are bringing new entrants into the telecommunications market. The Company anticipates that this trend will accelerate as a result of the Telecommunications Act. The Telecommunications Act allows the RBOCs and GTE to enter the long distance business and enables other entities, including entities affiliated with power utilities and ventures between LECs and cable television companies, to provide an expanded range of telecommunications services. As these entities emerge as long distance competitors, the Company believes they will need their own facilities and additional high-bandwidth capacity to compete effectively with facilities-based providers.

  Augmentation of Older Systems. The coast-to-coast fiber systems currently operated by the Tier 1 carriers were constructed for the most part prior to 1990, using standard, single mode fiber. Most of these systems were buried directly in the ground without protective conduit. The conversion of these older systems to the use of SONET ring architecture requires increasingly more bandwidth over additional route miles. Accordingly, the Company believes that the Tier 1 carriers will generally need to replace or augment parts of their networks to add more capacity, route diversity and redundancy to their systems and to lower their overall operating costs. The Company believes that the older, legacy systems operated by certain of the Tier 1 carriers generally face certain other disadvantages when compared to the Qwest Network, such as:
(i) lower transmission speeds; (ii) lower overall capacity; (iii) shorter distances between regeneration/amplifier facilities; (iv) more costly maintenance requirements; (v) greater susceptibility to system interruption from physical damage to the network infrastructure; and (vi) greater difficulty in upgrading to more advanced fiber due to lack of a spare conduit.

  Access Charge and International Settlement Rate Reform. The Company anticipates that primary demand for long distance services will be stimulated by reforms of domestic access charges and international settlement rates and recent international trade negotiations. As long distance prices decline, the Company expects that overall demand for its services by carriers, businesses and consumers will increase.

 Business Strategy

  The Company's objective is to become a leading, coast-to-coast facilities-based provider of multimedia communications services to other communications providers, businesses and consumers. To achieve this objective, the Company intends to:

  Deploy a Technologically Advanced Network. The Company believes the technical characteristics of the Qwest Network will enable it to provide highly reliable services to interexchange carriers and other communications entities at low per unit costs as it expands its customer base and increases network traffic volume. For instance, the Qwest Network's advanced fiber optic cable and electronic equipment permit high capacity transmission over longer distances between regeneration/amplifier facilities than older fiber systems. This translates into generally lower installation and operating costs. These costs typically constitute a significant portion of the overall cost of providing telecommunications services.

  Build on Network Construction Expertise and Existing Network Assets. As of December 31, 1997, the Company had built over 9,800 route miles of telecommunications conduit systems over the last eight years for itself and major interexchange carriers including AT&T, MCI, Sprint and WorldCom. As of December 31, 1997, Network Construction Services employed over 950 experienced construction personnel led by a senior construction management team. The Company utilizes its own fleet of owned and leased railroad equipment and had in place railroad and other right-of-way agreements covering approximately 94% of the Qwest Network and had installed approximately 60% of the route miles of conduit required for the Qwest Network as of December 31, 1997. In addition, the Company has fixed-price supply agreements for the provision of all the fiber and transmission electronics necessary to construct and activate the Qwest Network.

  Establish Low Cost Position. The Company has entered into major construction contracts for the sale of dark fiber in the Qwest Network that will allow the Company to achieve a low net capital investment in the Qwest Network and share future operating and maintenance costs. Earnings from these agreements will reduce the Company's net cost per fiber mile with respect to the fiber that it retains for its own use. The Company believes that this network cost advantage, coupled with the operating and maintenance cost advantages of owning an entirely new network with advanced fiber and equipment uniformly deployed systemwide, will enable it to establish a low cost position in the long distance industry relative to its competitors.

  Build on Management Experience. The Company's management team and board of directors include individuals with significant experience at major telecommunications companies. These executives have extensive management experience in marketing, sales, finance, construction, information technology, network operations and engineering, having served in various capacities within large, rapidly growing organizations.

  Grow Carrier Revenue Base. The Company is currently expanding Carrier Services to increase its revenue stream and reduce per unit costs, targeting capacity sales on a segment-by-segment basis as the Qwest Network is deployed and activated, and is increasingly seeking long-term, high volume capacity agreements from major carriers. In addition to traditional telecommunications carriers, the Company is marketing to ISPs and other data service companies.

  In January 1998, the Company signed a long-term contract to provide Apex Global Internet Services, Inc. ("AGIS") telecommunications capacity along approximately 10,000 route miles of the Qwest Network. In consideration, the Company will receive 19.99% of AGIS's common stock and up to $310.0 million in cash over an extended payment term. There are restrictions on the sale by the Company of AGIS's common stock, and AGIS has the right to repurchase the common stock until the contract's second anniversary. The Company will also receive monthly operations and maintenance fees totaling approximately $251.0 million over the term of the multi-year contract. Prior to delivery of the telecommunications capacity and acceptance by AGIS, AGIS has the right to purchase interim capacity from the Company. The total cash consideration under the contract will be reduced by 60% of the sums paid by AGIS for purchases of interim capacity. Pursuant to the terms of the contract, AGIS may require the Company to purchase an additional $10.0 million of its common stock. If the Company fails to complete at least 75% of AGIS's network by the contract's third anniversary, AGIS may, at its option, either accept the completed portion and pay for it on a pro rata basis or terminate the contract and require the Company to return all consideration received. Under the terms of the contract, the companies will enter into a joint marketing arrangement to expand their product and service offerings to include internet protocol ("IP") telephony, video conferencing, ATM and Frame Relay services. AGIS, founded in 1994, provides Internet access to users via its extensive customer base of RBOCs, content providers, large corporations and ISPs.

  Develop Commercial Services. The Company plans to build on its Carrier Services experience to expand its presence in the Commercial Services market by developing its distinctive "Ride the Light(TM)" brand identity and aggressively marketing its existing and planned voice, data and other transmission products and services. The Company plans to build direct end user relationships by developing strong distribution channels, providing competitive pricing and superior network quality and offering enhanced, market-driven services to businesses and consumers.

  Acquire Complementary Businesses. The Company continually evaluates opportunities to acquire or invest in complementary, attractively valued businesses, facilities, contract positions and assets to improve its ability to offer new products and services to customers, to compete more effectively and to facilitate further growth of its business. The Company recently announced the following acquisitions or proposed acquisitions:

  In October 1997, the Company acquired SuperNet, Inc. ("SNI"), an ISP for $20.2 million in cash, including acquisition costs. SNI is a regional ISP in the Rocky Mountain region that offers Internet services ranging from metered dial-in access to Internet-based data management and hosting services. SNI provides a customer base, existing product lines and technical expertise from which the Company can build product lines in Commercial Services, including corporate intranet and extranet services and virtual private networks.

  In January 1998, the Company signed a definitive merger agreement to acquire Phoenix Network, Inc. ("Phoenix Network"), a non-facilities-based reseller of long distance services. Phoenix Network currently has approximately 40,000 customers, primarily in the business market. Under the terms of the acquisition, up to $28.5 million of the Company's common stock and up to $4.0 million of cash will be exchanged for the outstanding shares of Phoenix Network as of the close of the acquisition. The cash portion of the consideration is being withheld pending the outcome of litigation for which Phoenix Network or its affiliates may have certain potential liability. The transaction is subject to the approval of the Phoenix Network stockholders, the receipt of certain state and federal regulatory approvals and the satisfaction of other customary closing conditions. The meeting of the Phoenix Network stockholders to consider approval of the acquisition is scheduled for March 30, 1998.

  On March 8, 1998, the Company and LCI International, Inc., a Delaware corporation ("LCI"), entered into a definitive agreement and plan of merger that will result in LCI becoming a wholly-owned subsidiary of the Company. The board of directors of each company has approved the merger.

  The merger will create the fourth largest U. S. long distance company, based on revenue, after giving effect to the proposed merger of WorldCom and MCI. The combined companies had 1997 revenue of approximately $2.3 billion, serve over two million business and residential customers and have a total current equity market capitalization of over $11.0 billion. The merger enables the LCI nationwide customer base to fully leverage the capabilities and efficiencies of the Qwest Network and allows the Company to take full advantage of LCI's sales and marketing expertise, distribution channels, intelligent network platform and LCI's customer care and billing system.

  The all-stock transaction is valued at approximately $4.4 billion. The actual number of shares of the Company's Common Stock to be exchanged for each LCI share will be determined by dividing $42.00 by a volume weighted average of trading prices for the Company's Common Stock for a specified 15-day period prior to the closing, but will not be less than 1.0625 shares (if the Company's average stock price exceeds $39.53) or more than 1.5583 shares (if the Company's average stock price is less than $26.95). If the Company's average stock price is less than $26.95, LCI may terminate the merger unless the Company then agrees to exchange for each share of LCI the number of Qwest shares determined by dividing $42.00 by such average price. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

  Completion of the transaction is anticipated to occur during the third quarter of 1998. The transaction is subject to the majority vote of the shareholders of the Company and LCI and to other customary conditions such as receipt of regulatory approvals. Anschutz Company (the "Majority Shareholder"), owning approximately 83.7% of the Company's Common Stock, has agreed to vote in favor of the transaction.

 The Qwest Network

  As of December 31, 1997, the Company's network infrastructure included, among other assets: (i) approximately 9,500 route miles of conduit in place, consisting of approximately 3,400 route miles of lit fiber including the spans connecting Los Angeles to Sacramento to Denver, to Kansas City, to Indianapolis, and Dallas to Houston; approximately 3,300 route miles of dark fiber installed in conduit; and approximately 2,800 route miles of vacant conduit; (ii) right-of-way agreements in place for approximately 5,500 additional route miles of planned construction for the Qwest Network; (iii) an approximately 3,500 mile operating digital microwave system (the "Microwave System"); (iv) approximately 15,000 DS-3 miles of fiber transmission capacity leased by the Company from other carriers, used primarily to extend the Company's switched services for originating and terminating traffic beyond the boundaries of the Company's lit fiber network; and (v) five digital switches (two of which are leased).

  The physical components of the Qwest Network are: (i) high density polyethylene conduit, which is hollow tubing 1 1/2 to 2 inches in diameter;
(ii) fiber optic cable, which consists of fiber strands placed inside a plastic sheath and strengthened by metal; (iii) electronic equipment necessary to activate the fiber for transmission; (iv) switches that enable the Company to provide switched services to carrier and commercial customers; and (v) approximately 125 points of presence, which allow the Company to concentrate customers' traffic at locations where the Company does not have switches and carry the traffic to switching centers over the Qwest Network.

  With the completion of the Qwest Network, the Company will provide telecommunications services nationally to its customers primarily over its own facilities, using leased facilities in those portions of the country not covered by the Qwest Network. The Company is evaluating the economics of extending its core network versus continuing to lease network capacity. The Company expects to deploy three new DMS 250 switches from Nortel. The new switches are planned to be installed in Atlanta, Indianapolis, and New York City. The additional switches will expand the Company's on-net switch network to include key business centers in the Northeast, Southeast and Midwest regions of the United States. Also, the Company continues to evaluate opportunities to acquire or invest in complementary, attractively valued businesses, facilities, contract positions and assets to improve its ability to offer new products and services to customers, to compete more effectively and to facilitate further growth of its business.

  Advanced Technology. The Company is installing technologically advanced fiber optic cable and electronic equipment in a uniform configuration throughout the Qwest Network, using an advanced network management system. The Qwest Network's technologies include Lucent's non-zero dispersion shifted fiber and Nortel's dense wave division multiplexing, forward error correction technology and SONET ring technology that enable OC-192 transmission capacity and high integrity levels.

  The Qwest Network is designed for superior security and reliability, based on (i) bi-directional SONET ring architecture, a self-healing system that allows for nearly instantaneous rerouting and virtually eliminates downtime in the event of a fiber cut; (ii) fiber cable installed in high density polyethylene conduit generally buried 42-56 inches below the ground; and (iii) extensive use of railroad rights-of-way, which typically offer greater protection of the fiber system than other systems built over more public rights-of-way such as highways, telephone poles or overhead power transmission lines.

  The Qwest Network is designed for expandability and flexibility and will contain two conduits along substantially all of its route. The first conduit will contain a cable generally housing at least 96 fibers, and the second conduit will serve as a spare. The spare conduit will allow for future technology upgrades and expansion of capacity at costs significantly below the cost of new construction. After existing and anticipated dark fiber sales, the Company generally plans to retain a minimum of 48 fibers for its own use in the Qwest Network. With the combined use of non-zero dispersion shifted fiber, dense wave division multiplexing and high bit rate transmission electronics, each of the fibers retained by the Company can achieve substantially greater capacity per fiber than standard, single mode fiber now in use.

  The Company monitors its current network, and will monitor the Qwest Network, 24 hours a day, seven days a week from its Network Management Center in Denver, Colorado. This facility provides centralized network surveillance, troubleshooting and customer service, using technology that enables the Company to reduce service costs and customer downtime. The system currently allows the Company's technicians to detect a component malfunction in the Qwest Network, quickly reroute the customer to an available alternate path and effect an expedited repair. Upon completion of the Qwest Network with its SONET ring architecture, the rerouting function will be fully automated. In addition, the Company is deploying new management tools, including Nortel's Integrated Network Management Solutions, that will give the Company's Carrier Services customers the ability to monitor and reconfigure their leased capacity on an essentially real time basis from their own network management centers and the ability to rapidly increase or reduce bandwidth to better match their needs. The available software features equipment inventory management, bandwidth inventory management, configuration management, fault isolation management, "point-and-click" provisioning on partitioned network and alarm monitoring. As of December 31, 1997, the Company maintained a staff of approximately 255 technicians and other related personnel across the system to provide maintenance and technical support services. The Company has also implemented a "Call Before U Dig" ("CBUD") program, backed up by its 24-hour Network Management Center to reduce the risk of damage to the conduit or fiber system. Additionally, above ground markers are placed at frequent intervals along the route of the Qwest Network.

  Railroad Rights-of-Way. The Company has agreements in place with major railroads that provide it with rights-of-way throughout the United States. The Company believes that use of railroad rights-of-way, along with the protective conduit, give the Company inherent advantages over other systems built over more public rights-of-way, such as highways, telephone poles or overhead power transmission lines. These advantages include higher security for the Qwest Network and greater protection of the fiber system.

  Railroad rights-of-way also provide the Qwest Network generally with a direct, continuous route between cities. This eliminates the potential need, and the associated time and costs, to piece together rights-of-way using a combination of agreements with private owners and state or municipal agencies. In addition, railroad rights-of-way typically extend into downtown areas of cities that are strategically important to the Company. The Company's right-of-way agreements provide for continuing or lump-sum cash payments, exchanges of rights-of-way for network capacity or a combination of both. Between 70% and 80% of the Qwest Network will be installed on railroad rights-of-way.

  The Company has other right-of-way agreements in place, where necessary or economically preferable, with highway commissions, utilities, political subdivisions and others. As of December 31, 1997, the Company had in place agreements for approximately 94% of the rights-of-way needed to complete the Qwest Network. As of December 31, 1997, the remaining rights-of-way needed for completion of the Qwest Network consisted of approximately 1,100 route miles located primarily in the Midwest and Mid-Atlantic regions. The Company has identified alternative rights-of-way for these route miles and is currently in negotiations with respect to all of them.

  Network Installation. As of December 31, 1997, the Company employed over 950 experienced construction personnel and uses its own fleet of equipment, as well as leased equipment. The Company supplements these resources with independent contractors.

  Dark Fiber Sales. The Company has entered into agreements with Frontier, WorldCom and GTE and others whereby each is purchasing dark fiber along the Qwest Network. The proceeds from these contracts for the sale of dark fiber will provide cash for a significant portion of the total estimated costs to construct the Qwest Network and provide the dark fiber sold to Frontier, WorldCom and GTE and others. This is expected to provide the Company with a strategic network cost advantage on the fibers that the Company retains for the Qwest Network. Each agreement requires the purchaser to pay an aggregate price consisting of an initial payment followed by installments during the construction period based on the Company's achievement of certain milestones (e.g., commencement of construction, conduit installation and fiber installation), with final payment for each segment made at the time of acceptance. Each agreement provides for the sharing of certain maintenance costs. The Frontier and GTE agreements also provide for sharing of certain operating costs. The agreements establish anticipated delivery dates for construction and delivery of segments along the route of the Qwest Network. Delivery may be extended under each agreement for force majeure events. The Frontier and GTE agreements provide for penalties in the event of delay of segments and, in certain circumstances, allow Frontier and GTE to delete non-delivered segments from the contracts.

  The Company believes that significant opportunities exist to sell additional dark fiber throughout the Qwest Network and management has identified and is in various stages of negotiations with potential customers. However, the Company does not expect to enter into additional agreements of the size and scope of the Frontier and GTE contracts. These potential customers include other interexchange carriers, cable, entertainment and data transmission companies, RBOCs, ISPs, LECs and CLECs. The Company believes that these potential customers will view the Company as an attractive source for certain of their long distance transmission needs. In order to meet the needs of this diverse group of customers, the Company expects to offer a wide variety of pricing and system options to meet specific needs of each customer. For example, customers may purchase or lease dark fiber or purchase capacity on a short- or long-term basis.

  The Frontier and GTE agreements each provide for the purchase of 24 fibers along major portions of the Qwest Network, while the WorldCom agreement generally provides for the purchase of 24 or, in certain segments, 36 fibers. Several smaller construction contracts for sales of dark fiber provide for the sale of smaller numbers of fibers over a more limited number of segments. In segments where the Company agrees to sell dark fiber to others, it generally will install enough fibers so that it can retain 48 fibers for its own use along substantially all of the route of the Qwest Network.

 Significant Customers

  During 1997 and 1996, the Company's top 10 customers accounted for approximately 83.6% and 69.3%, respectively, of its consolidated gross revenue. Frontier, WorldCom and GTE accounted for 31.2%, 6.1% and 36.6% of such revenue, respectively, in 1997 and 26.3%, 27.8% and 0.0% of such revenue, respectively, in 1996, attributable primarily to construction contracts for the sale of dark fiber to these customers that extend through 1998 or into 1999 pursuant to the applicable contract.

 Carrier Services

  General. The Company has been positioned historically in the long distance business as a "carrier's carrier," providing dedicated line and switched services to other carriers over the Company's owned or leased fiber optic network facilities. Management believes that the Company has earned a reputation of providing quality services at competitive prices to meet specific customer needs. Total revenue from Carrier Services was approximately $55.6 million, $57.6 million and $67.8 million for the years 1997, 1996 and 1995, respectively. These revenue amounts have not been adjusted for the sale of the Company's resale dedicated line services on leased capacity which occurred in July 1996.

  Products. Products offered by Carrier Services fall into three primary categories: (i) high volume capacity services; (ii) conventional dedicated line services; and (iii) switched services.

  High Volume Capacity Services. The Company provides high volume transmission at or above the OC-3 level (or its equivalent) through service agreements for terms of one year or longer. As the Qwest Network is deployed, the Company also is targeting potential large users in the inter-LATA market that may seek to augment their own networks or provide diverse routing alternatives in strategic areas of their systems.

  Conventional Dedicated Line Services. The Company provides dedicated line services on owned capacity to a wide range of customers at capacities below the OC-3 level generally for terms of one year or less. The Company expects the Qwest Network will enable the Company to offer these services over a significantly expanded geographic area.

  Switched Services. The Company provides switched terminating services over its switched service network to large and small long distance carriers. The carrier switched terminating service business is specifically used to increase volume on the Company's switched service network to allow for more efficient "trunking" of calls. While the carrier switched services generate revenue at lower margins than the dedicated line services, such services facilitate cost effective management of the Qwest Network.

  The Company also plans to provide high speed ATM and Frame Relay data services to carriers and ISPs by installing ATM and Frame Relay switching equipment. The Company expects such services to become available in 1998.

  Customers. Carrier Services' customer base in the inter-LATA carrier market consists of the following:

    Tier 1 and Tier 2 Carriers. The Company offers high volume transmission capacity, conventional dedicated line services and dedicated switched services to the Tier 1 and Tier 2 carriers on a national or regional basis. As RBOCs enter the long distance market, the Company believes they will be potential customers to lease high volume capacity from the Company on a national basis.

    Tier 3 Carriers. The Company currently offers switchless resale services to Tier 3 carriers on a limited basis. The Company anticipates that this business will expand as coverage of the Company's switched network grows.

    Internet Service Providers. The Company currently offers high volume capacity to ISPs on a limited basis.

    Operator Services Companies and Other Niche Companies. These companies concentrate on providing operator services and other communications services to the long distance industry, private payphone operators, prisons and credit card companies. These carriers also manage their own networks and switching equipment while leasing virtually all of their transmission facilities. The Company provides transmission services to these carriers.

  Service Agreements. The Company provides high volume transmission capacity services through service agreements for terms of one year or longer. Dedicated line services are generally offered under service agreements for an initial term of one year. High volume capacity service agreements and dedicated line service agreements generally provide for "take or pay" monthly payments at fixed rates based on the capacity and length of circuit used. Customers are typically billed on a monthly basis and also may incur an installation charge or certain ancillary charges for equipment. After contract expiration, the contracts may be renewed or the services may be provided on a month-to-month basis. Switched services agreements are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis. Revenue from carrier customers that is billed on a minutes-of-use basis has the potential to fluctuate significantly based on changes in usage that are highly dependent on differences between the prices charged by the Company and its competitors. The Company, however, has not experienced significant fluctuations to date.

 Commercial Services

  General. The Company began offering Commercial Services in 1993. Commercial Services focuses primarily on the sale of inter-LATA long distance services to the retail market, principally to small- and medium-sized businesses and to consumers. The Company currently provides facilities-based services along the majority of its lit routes, and is a switch based reseller elsewhere. Total revenue from Commercial Services was approximately $59.6 million, $34.3 million and $20.4 million in 1997, 1996 and 1995, respectively. The Company plans to transfer carrier and commercial switched traffic from leased facilities onto the Qwest Network as it is activated. As traffic volume increases and the Company carries a greater percentage of traffic on the Qwest Network, the Company believes it will realize economies of scale and thereby lower its cost of sales as a percentage of revenue.

  Products. The Company markets the following products:

    One Plus. This basic service offers customers the ability to make outbound long distance calls from any local telephone line by simply dialing a 1, plus the area code and phone number. Customers select the Company as their primary long distance provider by placing an order with it. This service may be used for both domestic and international calling.

    10056. This service allows the customer to access the Qwest Network by dialing 10056 plus 1, plus the area code and phone number, with no need to change their primary long distance provider. These customers are solicited through direct mailing.

    Dedicated Access Service. These lines are designed for larger users with enough traffic volume to warrant the use of a dedicated access line to originate calls. Instead of a switched access line that is shared by many users, this service uses a high capacity line that is used exclusively to connect between the end user and the long distance carrier's switch. This results in lower originating access cost and reduced rates to the user.

    Toll Free 800/888. This inbound service, where the receiving party pays for the call, is accessed by dialing an 800/888 area code. This is used in a wide variety of applications, many of which generate revenue for the user (such as reservation centers or customer service centers). The Company plans to introduce additional enhanced features such as call routing by origination point, time of day routing and other premium features in 1998.

    Calling Card. These traditional, basic telephone calling cards allow the user to place calls from anywhere in the United States or Canada. The Company offers additional features such as conference calling, international origination, information service access (such as weather or stock quotes), speed dialing and voice messaging.

    Prepaid Card. Prepaid cards allow a customer to purchase and pay in advance for a card with a fixed amount of calling time. The card is then used as a standard calling card. Prepaid cards may be purchased with enhanced features similar to those of calling cards and also may be renewed by purchasing additional time.

    International Callback. This service operates by allowing a customer in a foreign country to place a toll-free call to the U.S. and be "called back" by the Company's equipment. The Company charges a rate similar to that which the customer would pay if the call were originally initiated in the U.S., allowing the customer to take advantage of the fact that the rates for calling from the U.S. to many foreign destinations are lower than the cost of the same call if it were originated in the foreign country.

    Media Express(TM). This is an exclusive switched digital broadband service that provides variable bandwidth for video communications and other data applications on demand and allows users to control all the required components of a video conference from a personal computer.

    Voice Over IP. In February 1998, the Company began commercial service for its voice over internet protocol ("IP") telephony service, Q.talk (SM), with customers using the service through a controlled introduction in nine cities. The Company expects to expand its service offering to approximately 25 cities by mid-1998, and continue the expansion of the service in conjunction with the planned Qwest Network buildout. The Company offers to customers uncompressed voice over IP service at 7.5-cents per minute, 24 hours a day, seven days a week.

  Other services offered by Commercial Services include audio conferencing, operator services, directory assistance, special rate structures, custom services, special contract pricing and special local access arrangements in selected markets. In addition, the Company intends to develop and offer additional value-added services to its customers, particularly business customers, to differentiate the Company from its competitors and enhance Commercial Services profit margins. The Company also is evaluating and intends to introduce in the future a variety of services specifically designed to capture a share of the growing data networking market.

  In September 1997, the Company entered into an arrangement with Cisco Systems Inc. under which they will jointly define and test new broadband business multimedia services.

  Customers. Commercial Services currently targets small and medium to large businesses. The strategy of Commercial Services is to develop a customer base in geographic proximity to the Qwest Network.

 Network Construction Services

  General. The Company's Network Construction Services operations commenced in 1988 with the construction of conduit systems for major interexchange carriers. Total revenue from Network Construction Services was approximately $581.4 million, $139.2 million and $36.9 million in 1997, 1996 and 1995, respectively.

  Products. The principal product of Network Construction Services historically has been turn-key conduit systems built for other carriers. In most cases, while fulfilling customer contracts, the Company installed additional conduit that it retained for its own use. The Company is using its Network Construction Services resources to implement its strategic plan to complete the Qwest Network, in addition to providing Network Construction Services to third party customers along Qwest Network routes.

  In 1996, the Company began selling dark fiber to telecommunications entities to help fund development of the Qwest Network. In 1996, the Company's Network Construction Services revenue was derived largely from two principal dark fiber sales contracts with Frontier and WorldCom. These two contracts, along with the contracts with GTE, generated the majority of Network Construction Services revenue in 1997, and it is expected that these contracts will also generate the majority of such revenue in 1998. In addition, the Company expects to generate additional revenue through the sale of dark fiber along various segments of the Qwest Network to other carriers.

  Customers. Network Construction Services customers historically have been primarily interexchange carriers, as well as major LECs and other telecommunications companies. For the year ended December 31, 1997, GTE was the largest single Network Construction Services customer, accounting for approximately 36.6% of the Company's consolidated gross revenue, with Frontier accounting for approximately 31.2%. For the year ended December 31, 1996, WorldCom was the Company's largest single customer, accounting for approximately 27.8% of the Company's consolidated gross revenue, and Frontier accounted for approximately 26.3% of the Company's consolidated gross revenue. No other customers accounted for more than 10% of consolidated gross revenue in 1997 and 1996. For the year ended December 31, 1995, MCI was the Company's largest single customer, accounting for approximately 35.4% of consolidated gross revenue. No other customer accounted for more than 10% of consolidated gross revenue in 1995.

 Sales and Marketing

  The Company sells network dedicated and switched services to carriers through its carrier sales organization. This organization consists of senior level management personnel and experienced sales representatives with extensive knowledge of the industry and key contacts within the industry at various levels in the carrier organizations.

  In Commercial Services, the Company currently solicits targeted businesses through telemarketing personnel, independent contractors and a direct sales channel. The Company plans to expand its presence in the Commercial Services market by developing its distinctive "Ride the Light (TM)" brand identity and aggressively marketing its existing and planned voice, data and other transmission products and services. The Company plans to build direct end user relationships by developing strong distribution channels, providing competitive pricing and superior network quality and offering enhanced, market-driven services to businesses and consumers.

  In September 1997, the Company entered into a marketing agreement with Innova, Inc. ("Innova") under which Innova will be an authorized sales representative of the Company marketing the Company's long-distance products through affinity groups. Innova is a marketing company that wholesales and retails telecommunication products on a national basis with an emphasis on developing bundled product packages.

  Also in September 1997, the Company entered into a marketing agreement with en-able, a joint venture of KN Energy, Inc. ("KN") and PacifiCorp. Jordan Haines, a Director of the Company, is also a Director of KN.

The Company's One Plus and Calling Card services (with competitive international pricing for both) will be offered to utilities across the nation along with other services provided by en-able under its Simple Choice (SM) brand name.

  In February 1998, the Company introduced its QwestLinked (TM) partner marketing program. Carriers, corporations and technology partners who choose the Qwest Network for their data, multimedia and voice connections are eligible to become QwestLinked and share the brand trademark.

 Competition

  The telecommunications industry is highly competitive. Many of the Company's existing and potential competitors in the Carrier Services, Commercial Services and Network Construction Services markets have financial, personnel, marketing and other resources significantly greater than those of the Company, as well as other competitive advantages. Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996 (the "Telecom Act of 1996") could give rise to significant new competitors to the Company.

  In the Carrier Services market, the Company's primary competitors are other carrier service providers. Within the Carrier Services market, the Company competes with large and small facilities-based interexchange carriers. For high volume capacity services, the Company competes primarily with other coast-to-coast and regional fiber optic network providers. There are currently four principal facilities-based long distance fiber optic networks (AT&T, MCI, Sprint and WorldCom, although WorldCom made an unsolicited exchange offer for MCI and a proposed merger is pending). The Company is aware that others are planning additional networks that, if constructed, could employ advanced technology similar to the Qwest Network. Upon completion of the Qwest Network, Frontier and GTE will each have a fiber network similar in geographic scope and potential operating capability to that of the Company. Another competitor is constructing, and has already obtained a significant portion of the financing for, a fiber optic network. The scope and capacity of that competitor's network, as publicly announced, is less than that of the Company, and does not contain all of the advanced technologies designed for the Qwest Network, but is expected to compete directly with the Qwest Network for many of the same customers along a significant portion of the same routes. A carrier's carrier announced in January 1998 that it plans to sell wholesale capacity on its fiber optic network and that it has entered into an agreement with one of the RBOCs to be the primary user of its network. The Company believes that this network, although potentially competitive, is different in operating capability from the Qwest Network. Another potential competitor, a new telecommunications company, has announced its intention to create a telecommunications network based on Internet technology.

  The Company's competitors in Carrier Services include many large and small interexchange carriers. The Company's Carrier Services business competes primarily on the basis of pricing, transmission quality, network reliability and customer service and support. The ability of the Company to compete effectively in this market will depend upon its ability to maintain high quality services at prices equal to or below those charged by its competitors.

  Commercial Services has been and expects to continue to be a provider of high quality, low cost service primarily to small- and medium-sized business customers and consumers. The Company intends to move into the market for higher volume business customers as the Qwest Network is completed and new products are introduced. In recent years the small- and medium-sized business market has experienced increased competition. The industry wide changes in technology and the effects of deregulation resulting from the Telecommunications Act are likely to further increase competition. Many of the Company's competitors and potential competitors have financial, personnel and other resources substantially greater than those of the Company. In the Commercial Services market, the Company's primary competitors include AT&T, MCI, Sprint and WorldCom, all of whom have extensive experience in the long distance market. In October 1997, MCI and WorldCom announced a proposed merger. The impact on the Company of such a merger or other consolidation in the industry is uncertain. In addition, the Telecom Act of 1996 will allow the RBOCs and others to enter the long distance market.

  In the future, the Company may be subject to additional competition due to the development of new technologies and increased supply of domestic and international transmission capacity. The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by the Company. For instance, recent technological advances permit substantial increases in transmission capacity of both new and existing fiber, and the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those provided by the Company.

  High initial network cost and low marginal costs of carrying long distance traffic have led to a trend among nonfacilities-based carriers to consolidate in order to achieve economies of scale. Such consolidation could result in larger, better capitalized competitors. However, the Company believes that such competitors would also be stronger prospects as potential Carrier Services customers.

 Regulation

  General Regulatory Environment. The Company's operations are subject to extensive federal and state regulation. Carrier Services and Commercial Services (but not Network Construction Services) are subject to the provisions of the Communications Act of 1934, as amended, including the Telecommunications Act and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over telecommunications both originating and terminating within the state. The regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to the Company. All of the Company's operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the Company, or that domestic or international regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable regulations.

  The Telecommunications Act may have potentially significant effects on the operations of the Company. The Telecommunications Act, among other things, allows the RBOCs and GTE to enter the long distance business, and enables other entities, including entities affiliated with power utilities and ventures between LECs and cable television companies, to provide an expanded range of telecommunications services. Entry of such companies into the long distance business would result in substantial competition to the Company's Commercial Services and Carrier Services customers, and may have a material adverse effect on the Company and such customers. However, the Company believes that the RBOCs' and other companies' participation in the market will provide opportunities for the Company to sell fiber or lease long distance high volume capacity.

  Under the Telecommunications Act, the RBOCs may immediately provide long distance service outside those states in which they provide local exchange service ("out-of-region" service), and long distance service within the regions in which they provide local exchange service ("in-region" service) upon meeting certain conditions. GTE may enter the long distance market without regard to limitations by region. The Telecommunications Act does, however, impose certain restrictions on, among others, the RBOCs and GTE in connection with their provision of long distance services. Out-of-region services by RBOCs are subject to receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. In-region services by RBOCs are subject to specific FCC approval and satisfaction of other conditions, including a checklist of pro-competitive requirements. On December 31, 1997, the U.S. District Court, Northern District of Texas (Wichita Falls) (the "District Court"), in SBC Communications, Inc. v. FCC and U.S. (the "SBC Communications Case"), overturned as unconstitutional the provisions of the Telecommunications Act which prohibited RBOCs from providing inter-

LATA long distance services within their own region without demonstrating that the local exchange market was opened to local competition. The decision, however, affects only SBC Communications, Inc., U.S. West Inc. and Bell Atlantic. Bell South has filed a recent suit making similar claims. Ameritech has not yet filed such a suit. Following the filing of respective petitions for stay by AT&T, MCI, the FCC and other intervenors in the SBC Communications Case, the District Court on February 11, 1998, stayed its decision, pending appellate review. In an order entered on January 22, 1998, the Eighth Circuit Court of Appeals ruled that the FCC may not require the RBOCs to comply with other checklist items, the FCC's standard for pricing of access and interconnection, as a condition of providing in-region service. Under the Telecommunications Act, the RBOCs may provide in-region long distance services only through separate subsidiaries with separate books and records, financing, management and employees, and all affiliate transactions must be conducted on an arm's length and nondiscriminatory basis. The RBOCs are also prohibited from jointly marketing local and long distance services, equipment and certain information services unless competitors are permitted to offer similar packages of local and long distance services in their market. Further, the RBOCs must obtain in-region long distance authority before jointly marketing local and long distance services in a particular state. Additionally, AT&T and other major carriers serving more than 5% of presubscribed long distance access lines in the United States are also restricted from packaging other long distance services and local services provided over RBOC facilities. GTE is subject to the provisions of the Telecommunications Act that impose interconnection and other requirements on LECs, and must obtain regulatory approvals otherwise applicable to the provision of long distance services in connection with its providing long distance services.

  Federal Regulation. The FCC has classified QCC, the Company's principal operating subsidiary, as a non-dominant carrier. Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges, practices or classifications of non-dominant carriers. However, the FCC has the power to impose more stringent regulation requirements on the Company and to change its regulatory classification. In the current regulatory atmosphere, the Company believes that the FCC is unlikely to do so with respect to the Company's domestic service offerings.

  The FCC regulates many of the charges, practices and classifications of dominant carriers to a greater degree than non-dominant carriers. Among domestic carriers, large LECs and the RBOCs are currently considered dominant carriers for the provision of interstate access services, while all other interstate service providers are considered non-dominant carriers. On April 18, 1997, the FCC ordered that the RBOCs and independent LECs offering domestic interstate inter-LATA services, in-region or out-of-region, be regulated as non-dominant carriers. However, such services offered in-region must be offered in compliance with the structural separation requirements mentioned above. AT&T was classified as a dominant carrier, but AT&T successfully petitioned the FCC for non-dominant status in the domestic interstate interexchange market in October 1995 and in the international market in May 1996. Therefore, certain pricing restrictions that once applied to AT&T have been eliminated. A number of parties sought the FCC's reconsideration of AT&T's status, but the FCC denied these petitions on October 9, 1997.

  As a non-dominant carrier, QCC may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization, so long as QCC obtains all necessary authorizations from the FCC for use of any radio frequencies. Non-dominant carriers are required to obtain prior FCC authorization to provide international telecommunications, and the Company has obtained international authority that permits it to operate as a facilities-based carrier to all permissible international points and to operate as a resale carrier (including the resale of private lines for the provision of switched services) to all permissible points. The FCC also imposes prior approval requirements on certain transfers of control and assignments of operating authorizations. Non-dominant carriers are required to file periodic reports with the FCC concerning their interstate circuits and deployment of network facilities. International carriers are also required to file periodic reports regarding traffic and revenue and regarding circuit status and additions. The Company is required to offer its interstate services on a nondiscriminatory basis, at just and reasonable rates, and remains subject to FCC complaint procedures. While the FCC generally has chosen not to exercise direct oversight over cost justification or levels of charges for services of non-dominant carriers, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The Company or any of its operating subsidiaries could be subject to legal actions seeking damages, assessment of monetary forfeitures and/or injunctive relief filed by any party claiming to have been injured by the Company's practices. The Company cannot predict either the likelihood of the filing of any such complaints or the results if filed.

  Under existing regulations, non-dominant carriers are required to file with the FCC tariffs listing the rates, terms and conditions of both interstate and international services provided by the carrier. Pursuant to such regulations, the Company has filed with the FCC tariffs for its interstate and international services. On October 29, 1996, the FCC adopted an order in which it eliminated, as of September 1997, the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services and in fact prohibited the filing of such tariffs, although tariffs for international service must still be filed. Such carriers were given the option to cease filing tariffs during a nine-month transition period that concluded on September 22, 1997. The FCC's order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. However, on February 19, 1997, the United States Court of Appeals for the District of Columbia Circuit stayed the FCC's order pending further expedited judicial review or FCC reconsideration or both. In August 1997, the FCC issued an order on reconsideration in which it affirmed its decision to impose complete or mandatory detariffing, although it decided to allow optional or permissive tariffing in certain limited circumstances (including for interstate, domestic, interexchange dial-around services, which end users access by dialing a carrier's 10XXX access code). Petitions for further reconsideration of this order are pending, and this order also remains subject to the Court of Appeals' stay pending further judicial review and the pending appeals of the order on reconsideration. The Company cannot predict the ultimate outcome of these or other proceedings on its service offerings or operations.

  On May 8, 1997, the FCC released an order intended to reform its system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the Telecommunications Act. Access service is the use of local exchange facilities for the origination and termination of interexchange communications. The FCC's historic access charge rules were formulated largely in anticipation of the 1984 divestiture of AT&T and the emergence of long distance competition, and were designated to replace piecemeal arrangements for compensating LECs for use of their networks for access, to ensure that all long distance companies would be able to originate and terminate long distance traffic at just, reasonable, and non-discriminatory rates, and to ensure that access charge revenues would be sufficient to provide certain levels of subsidy to local exchange service. While there has been pressure on the FCC historically to revisit its access pricing rules, the Telecommunications Act has made access reform timely. The FCC's recent access reform order adopts various changes to its rules and policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat rate element; changed its structure for interstate transport services; and affirmed that ISPs may not be assessed interstate access charges. In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to levels that would be achieved through competition but that a "prescriptive" approach, specifying the nature and timing of changes to existing access rate levels, might be adopted in the absence of competition. The FCC intends to address these and other related matters in subsequent proceedings. Several parties have filed petitions for reconsideration or judicial appeals or both of this order, many of which are still pending. Though the Company believes that access reform through lowering and/or eliminating excessive access service charges will have a positive effect on its service offerings and operations, it cannot predict how or when such benefits may present themselves, or the outcome of the pending judicial appeals or petitions for FCC reconsideration.

  The FCC also released a companion order on universal service reform on May 8, 1997. The universal availability of basic telecommunications service at affordable prices has been a fundamental element of U.S. telecommunications policy since enactment of the Communications Act of 1934. The current system of universal service is based on the indirect subsidization of LEC pricing, funded as part of a system of direct charges on some LEC customers, including interexchange carriers such as QCC, and above-cost charges for certain LEC services such as local business rates and access charges. In accordance with the Telecommunications Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported, and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC ruled, among other things, that: contributions to universal service funding be based on all interexchange carriers' gross retail revenues from both interstate and international telecommunications services; only common carriers providing a full complement of defined local services be eligible for support; and up to $2.25 billion in new annual subsidies for discounted telecommunications services used by schools, libraries, and rural health care providers be funded by an assessment on total interstate and intrastate revenues of all interexchange carriers. The FCC stated that it intends to study the mechanism for continued support of universal service in high cost areas in a subsequent proceeding. Several parties have filed petitions for reconsideration or judicial appeals or both of this order, many of which are still pending. The Company is unable to predict the outcome of the further FCC proceedings or of the pending judicial appeals or petitions for FCC reconsideration on its operations. The Company will be required to contribute in 1998 a percentage of its gross retail revenue to the universal services fund and plans to include charges for these contributions in its 1998 billings.

  On April 11, 1997, the FCC released an order requiring that all carriers transition from three-digit to four-digit Carrier Identification Codes ("CICs") by January 1, 1998. CICs are the suffix of a carrier's Carrier Access Code ("CAC"), and the transition will expand CACs from five (10XXX) to seven digits (101XXXX). These codes permit customers to reach their carrier of choice from any telephone. Parties filed petitions for reconsideration of this design, arguing in part that this short transition (following the FCC's proposal for a six-year transition) does not permit carriers sufficient time to make necessary hardware and software upgrades or to educate their customers regarding the need to dial additional digits to reach their carrier of choice. In response to these petitions, the FCC on October 22, 1997 issued an order on reconsideration that modified the transition to create a "two-step" process. LECs must have completed switch changes to recognize the new codes by January 1, 1998, but interexchange carriers have until June 30, 1998 to prepare for and educate their consumers about the change to new codes. Petitions for reconsideration and judicial appeals of the FCC's orders are pending. The Company cannot predict the outcome of these proceedings or whether this transition period will permit adequate customer notification.

  The Microwave System subsidiary is subject to applicable FCC regulations for the use of radio frequencies. The FCC issues domestic microwave radio licenses for limited periods not to exceed 10 years. The Company must seek renewal of such licenses prior to their expiration. The Company knows of no facts that would result in the denial of any such renewals, although there can be no assurance in that regard. Although the FCC has never denied a microwave license application made by the Company, there can be no assurance that the Company will receive all authorizations or licenses necessary to implement its business plan or that delays in the licensing process will not adversely affect the Company's business.

  The Communications Act of 1934 limits the ownership by non-U.S. citizens, foreign corporations and foreign governments of an entity directly or indirectly holding a common carrier radio license. These ownership restrictions apply to the Company's Microwave System but currently do not apply to non-radio facilities, such as fiber optic cable. The FCC adopted rules relating to requests to exceed the statutory limit on indirect foreign ownership of common carrier radio licenses, and the participation of foreign carriers or U.S. entities with foreign carrier affiliates (generally an ownership interest greater than 25% or a controlling interest) in an entity holding U.S. international authority. Under those rules, the FCC has scrutinized either form of foreign participation to determine whether the relevant foreign market offers "effective competitive opportunities" ("ECO"). The FCC may impose restrictions (including prohibition of the proposed participation or investment) on applicants not meeting the ECO test. These rules have also required international carriers to notify the FCC 60 days in advance of an acquisition of a 10% or greater interest by a foreign carrier in that U.S. carrier. The FCC has discretion to determine that unique factors require application of the ECO test or a change in regulatory status of the U.S.

carrier even though the foreign carrier's interest is less than 25%. These rules also reduce international tariff notice requirements for dominant, foreign-affiliated carriers from 45 days' notice to 14 days' notice. Such reduced tariff notice requirements may make it easier for dominant, foreign-affiliated carriers to compete with the Company. The Telecommunications Act partially amends existing restrictions on foreign ownership of radio licenses by allowing corporations with non-U.S. citizen officers or directors to hold radio licenses. Other non-U.S. ownership restrictions, however, currently remain unchanged, but the U.S. has agreed in recent world trade negotiations to allow for a significant increase in permissible foreign investment, including 100% indirect foreign ownership of U.S. common carrier radio licensees. On November 26, 1997, the FCC issued a new order that modified the continued applicability of its ECO test in light of this agreement. In that order, which became effective February 9, 1998, the FCC eliminated the ECO test for applicants from the World Trade Organization ("WTO") member countries seeking international authority from the FCC or seeking to exceed the indirect foreign ownership limits on US common carrier radio licenses. The FCC instead adopted an open entry standard with a presumption that such participation by WTO member countries is permissible. The FCC retained the ECO test, however, for applicants from non-WTO member countries. The FCC also modified certain dominant carrier safeguards and further reduced the tariff notice requirements from 14 to one day's notice. Finally, the FCC raised the threshold for the required 60-day advance notification of foreign carrier affiliations from 10% to 25%. Petitions for reconsideration of this order are pending at the FCC. The Company cannot predict the outcome of this proceeding. Although the Company believes these changes will have a positive effect on its ability to identify potential sources of capital, they will also increase the number of competitors for international traffic. The effect on the Company of the Telecommunications Act or other new legislation, negotiations or regulations which may become applicable to the Company cannot be determined.

  International Settlements. Under the international settlement system, international long distance traffic is exchanged under bilateral correspondent agreements between facilities-based carriers in two countries. Correspondent agreements generally are three to five years in length and provide for the termination of traffic in, and return traffic to, the carriers' respective countries at a negotiated accounting rate, known as the Total Accounting Rate ("TAR"). In addition, correspondent agreements provide for network coordination and accounting and settlement procedures between the carriers. Both carriers are responsible for their own costs and expenses related to operating their respective halves of the end-to-end international connection.

  Settlement costs, which typically equal one-half of the TAR, are the fees owed to another international carrier for transporting traffic on its facilities. Settlement costs are reciprocal between each party to a correspondent agreement at a negotiated rate (which must be the same for all U.S. based carriers, unless the FCC approves an exception). For example, if a foreign carrier charges a U.S. carrier $0.30 per minute to terminate a call in the foreign country, the U.S. carrier would charge the foreign carrier the same $0.30 per minute to terminate a call in the United States. Additionally, the TAR is the same for all carriers transporting traffic into a particular country, but varies from country to country. The term "settlement costs" arises because carriers essentially pay each other on a net basis determined by the difference between inbound and outbound traffic between them.

  The difference in cost between providing domestic long distance and international service is minimal, and technical advances in facilities deployed for international calling are making distance largely irrelevant to cost. Increased worldwide competition has already brought about certain reductions in settlement rates and end user prices, thereby reducing overseas termination costs for United States based carriers. However, it is believed that certain foreign countries use settlement rates to subsidize their domestic call rates. As a result, domestic customers currently pay significantly more for an international call than they do for a domestic long distance call. The FCC has adopted measures intended to overhaul the system of international settlements by mandating that U.S. carriers negotiate settlement rates with foreign correspondents at or below FCC-mandated benchmark levels. Several parties have filed petitions for reconsideration with the FCC or judicial appeals or both following this order, so it remains subject to modification. Additionally, recent worldwide trade negotiations may have a significant impact on settlement rates.

  The Company believes that the average cost of international telephone calls will be reduced, and anticipates further international opportunities will be created as a result of recent worldwide trade negotiations. On February 15, 1997, representatives of 70 countries, including the United States, finalized the WTO Basic Telecommunications Agreement ("WTO Agreement"), a compact addressing market access, investment and pro-competitive regulatory principles in areas currently generating over 95% of the world's telecommunications revenue. The WTO Agreement took effect on February 5, 1998. Among other things, the agreement provides U.S. companies market access for local, long distance and international service in 53 historically monopolized countries through any means of network technology, either as a facilities-based provider or as a reseller of existing network capacity. The countries providing market access for telecommunications services as a result of the WTO Agreement account for 99% of the world's telecommunications revenue. Although some countries have reserved specific exceptions, the agreement generally ensures that U.S. companies may acquire, establish, or hold a significant stake in telecommunications companies around the world, and that foreign companies may acquire, establish or hold such a stake in U.S. telecommunications companies. Additionally, pro-competitive regulatory principles based largely upon the Telecommunications Act were adopted by 65 countries within the WTO Agreement. U.S. companies will be able to enforce these principles, as well as the WTO Agreement's market access and investment commitments, at the WTO and through enabling legislation in the U.S. The Company expects to benefit from the anticipated effects of the WTO Agreement, but cannot predict where or when such opportunities may present themselves.

  State Regulation. The Company's intrastate long distance telecommunications operations are subject to various state laws and regulations including, in many jurisdictions, certification and tariff filing requirements.

  Generally, the Company must obtain and maintain certificates of authority from regulatory bodies in most states in which it offers intrastate services. In most of these jurisdictions the Company must also file and obtain prior regulatory approval of tariffs for its intrastate services. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. The Company is currently authorized to provide intrastate services in 47 states, and has a pending application for authority to provide intrastate services in one additional state. The Company intends to have authority in all states where competition is allowed.

  Those states that permit the offering of intrastate/intra-LATA service by interexchange carriers generally require that end users desiring to use such services dial special access codes. Historically, this has put the Company at a competitive disadvantage compared with LECs whose customers can make intrastate/intra-LATA calls simply by dialing 1 plus the desired number. If a long distance carrier's customer attempts to make an intra-LATA call by simply dialing 1 plus the desired number, the call will be routed to and completed by the LEC. Regulatory agencies in a number of states have issued decisions that would permit the Company and other interexchange carriers to provide intra-LATA calling on a 1 + basis. Further, the Telecommunications Act requires in most cases that the RBOCs provide such dialing parity coincident to their providing in-region inter-LATA services. The Company expects to benefit from the ability to offer 1 + intra-LATA services in states that allow this type of dialing parity.

  Local Regulation. The Company is occasionally required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber optic network using municipal rights-of-way. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that the Company remove its facilities or abandon its network in place could have a material adverse effect on the Company. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenue or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In addition, the Company could be at a competitive disadvantage if its competitors do not pay the same level of fees as the Company. However, the Telecommunications Act requires municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

  Other. The Company monitors compliance with federal, state and local regulations governing the discharge and disposal of hazardous and environmentally sensitive materials, including the emission of electromagnetic radiation. The Company believes that it is in compliance with such regulations, although there can be no assurance that any such discharge, disposal or emission might not expose the Company to claims or actions that could have a material adverse effect on the Company.

 Employees

  As of December 31, 1997, the Company employed approximately 1,600 employees of which 165 perform corporate and administrative services, 950 provide Network Construction Services, 210 provide Commercial Services, 20 provide Carrier Services, and 255 perform network engineering and related functions. The Company uses the services of independent contractors for installation and maintenance of portions of the Qwest Network. None of the Company's employees are currently represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

 Corporate and Other Information

  The Company is a Delaware corporation, organized in 1997 to hold the stock of its indirect principal subsidiary, Qwest Communications Corporation ("QCC"). QCC started its telecommunications business in 1988. The Company operates in a single industry segment, telecommunications.

  The Company's principal executive offices are located at 1000 Qwest Tower, 555 Seventeenth Street, Denver, Colorado 80202, and its telephone number is
(303) 291-1400. The Company's web site is http://www.qwest.net.

ITEM 2. PROPERTIES

  The Qwest Network in progress and its component assets are the principal properties owned by the Company. The Company owns substantially all of the telecommunications equipment required for its business. The Company's installed fiber optic cable is laid under the various rights-of-way held by the Company. Other fixed assets are located at various locations in geographic areas served by the Company. The Company is opening sales offices in selected major geographic locations.

  The Company's executive and administrative offices and its network management center are located at its principal office in Denver, Colorado. The Company leases this space from an affiliate of Anschutz Company at market rates under an agreement that expires in October 2004. The Company also leases office space in the Denver area for SNI and customer service operations. The Company leases additional space in Dallas, Texas, housing the headquarters for operation of its Microwave System.

  In December 1995, the Company entered into an agreement (as amended in January 1997) with Ferrocarriles Nacionales de Mexico whereby the Company was granted easements for the construction of multiple conduit systems along railroad rights-of-way within Mexico for consideration of approximately $7.7 million, including $1.1 million in value-added taxes. The Company has capitalized total costs, including rights-of-way, equipment, construction and design costs, relating to this investment of approximately $13.0 million as of December 31, 1997.

  In July 1997, the Company entered into an agreement with an unrelated third party whereby the Company will receive (i) four dark fibers along a 2,220 kilometer route to be constructed in Mexico by the third party; and (ii) certain construction inventory and value-added tax refunds, totaling approximately $2.9 million. In exchange for these assets, the third party will receive the stock of the Company's subsidiary, SP Servicios de Mexico S.A. de C.V. and approximately $6.7 million in cash upon achieving certain milestones.

ITEM 3. LEGAL PROCEEDINGS

  The Company and its subsidiaries are subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of the current claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations, although there can be no assurances in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

  (a) The Company's Common Stock is listed on the NASDAQ National Market under the trading symbol "QWST." As of March 4, 1998, there were 206,677,742 shares of Common Stock issued and outstanding held by 867 stockholders of record.

  The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock as reported on the NASDAQ National Market (as adjusted to reflect the two-for-one stock split effected on February 24, 1998 as a dividend):

                                                                  HIGH     LOW
                                                                 ------- -------
   Fiscal 1997:
     First Quarter..............................................     N/A     N/A
     Second Quarter.............................................     N/A     N/A
     Third Quarter.............................................. $ 25.50 $13.625
     Fourth Quarter............................................. $32.875 $ 23.75

  The Company completed its initial public offering on June 27, 1997. The Registrant has not paid cash dividends on its Common Stock since becoming a public company and does not anticipate paying cash dividends in the foreseeable future. The terms of the Indentures governing its outstanding notes and certain debt instruments of the Company's subsidiaries restrict the Company's ability to pay dividends. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, operations, capital requirements, level of indebtedness, financial condition, contractual restrictions and other relevant factors. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

  No equity securities of the registrant were sold by the registrant during the period covered by this report that were not registered under the Securities Act of 1933 and that have not been previously reported on Form 10-Q.

  (b) The Company has used approximately $187.1 million of the $319.5 million net proceeds from its initial public offering for construction of its fiber optic telecommunications network with the remaining net proceeds temporarily invested in certain short-term investment grade securities.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data related to the Company's financial condition and results of operations for the five years ended December 31, 1997 are summarized as follows and should be read in conjunction with the discussion under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto, appearing elsewhere in this Form 10-K (in thousands, except per share information and operating data).

                                          YEAR ENDED DECEMBER 31,
                               --------------------------------------------------
                                  1997       1996      1995      1994      1993
                               ----------  --------  --------  --------  --------
STATEMENT OF OPERATIONS AND
 OTHER FINANCIAL DATA:
Total revenue................  $  696,703  $230,996  $125,102  $ 70,873  $ 69,327
Total operating expenses.....     673,222   243,010   161,158    81,488    80,247
Earnings (loss) from
 operations..................      23,481   (12,014)  (36,056)  (10,615)  (10,920)
Other income (expense)(1).......       99     1,813    (2,411)      (70)  122,631
Earnings (loss) before income
 taxes.......................      23,580   (10,201)  (38,467)  (10,685)  111,711
Net earnings (loss)..........  $   14,523  $ (6,967) $(25,131) $ (6,898)   68,526
Earnings (loss) per share--
 basic.......................  $     0.08  $  (0.04) $  (0.15) $  (0.04) $   0.40
Earnings (loss) per share--
 diluted.....................  $     0.07  $  (0.04) $  (0.15) $  (0.04) $   0.40
EBITDA(2)....................  $   41,733  $  6,912  $(26,007) $ (6,338) $   (824)
Net cash provided by (used
 in) operating activities....  $  (36,488)   32,524   (56,635)    3,306    (7,125)
Net cash provided by (used
 in) investing activities....  $ (356,824)  (52,622)  (58,858)  (41,712)  107,496
Net cash provided by (used
 in) financing activities....  $  766,191    25,519   113,940    34,264   (95,659)
Capital expenditures(3)......  $  444,659  $ 85,842  $ 48,732  $ 40,926  $  3,794
                                             AS OF DECEMBER 31,
                               --------------------------------------------------
                                  1997       1996      1995      1994      1993
                               ----------  --------  --------  --------  --------
SUMMARY BALANCE SHEET DATA:
Total assets.................  $1,398,105   262,551   184,178    89,489    60,754
Long-term debt...............  $  630,463   109,268    68,793    27,034     2,141
Total stockholders' equity...  $  381,744     9,442    26,475    24,581    12,079

                                                     AS OF DECEMBER 31,
                                             -----------------------------------
                                                1997        1996        1995
                                             ----------- ----------- -----------
OPERATING DATA:
Route miles of conduit installed............       9,500       3,650       3,200
Route miles of lit fiber installed..........       3,400         900         580
Total minutes of use........................ 669,000,000 382,000,000 237,000,000

--------
(1) In November 1993, the Company sold substantially all of its then owned fiber optic network capacity and related equipment and assets to a third-party purchaser for $185.0 million (the "1993 Capacity Sale"). After deducting the carrying value of the assets sold and direct costs associated with the 1993 Capacity Sale, the company recognized a gain of approximately $126.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."
(2) EBITDA represents net earnings (loss) before interest, income tax expense (benefit), depreciation and amortization, a non-recurring expense of $2.6 million in the year ended December 31, 1996 to restructure operations, the gain on sale of telecommunications agreements of $6.1 million (which is non-recurring) in the year ended December 31, 1996, and the gain on sale of contract rights of approximately $9.3 million (which is non-recurring) in the year ended December 31, 1997. Without the effect of Growth Share Plan expense, EBITDA would have been $115.2 million, $20.0 million, and $1.8 million for the years ended December 31, 1997, 1996 and 1993, respectively.
(3) Capital expenditures include expenditures for property and equipment, accrued capital expenditures, capital expenditures financed with the equipment credit facility and initial obligations under capital leases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's accompanying audited consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

  The Company is a facilities-based provider of multimedia communications services to interexchange carriers and other communications entities ("Carrier Services") and to businesses and consumers ("Commercial Services"); and it constructs and installs fiber optic communications systems for interexchange carriers and other communications entities, as well as for its own use ("Network Construction Services").

  The Company is expanding its existing voice and data network into the Qwest Network, an approximately 16,250 route-mile, coast-to-coast, technologically advanced fiber optic telecommunications network. The domestic network is expected to be completed in 1999. The Company is also expanding its network to carry international data and voice traffic into Mexico and the United Kingdom through London. Completion of the Mexico network is scheduled for late 1998. The network extension to London will be obtained through the exchange of telecommunications capacity with Teleglobe Inc., including two 155-megabit circuits crossing the Atlantic Ocean from New York City to London. The transatlantic telecommunications capacity supports the Company's growth into the European market. The Company's European services will be terminated in London.

  In October 1997, the Company acquired SuperNet, Inc. ("SNI"), an internet service provider ("ISP") for $20.2 million in cash, including acquisition costs.

  In January 1998, the Company signed a definitive merger agreement to acquire Phoenix Network, Inc. ("Phoenix Network"), a non-facilities-based reseller of long distance services. Phoenix Network currently has approximately 40,000 customers, primarily in the business market. The transaction is subject to the approval of the Phoenix Network stockholders, the receipt of certain state and federal regulatory approvals and the satisfaction of other customary closing conditions. The meeting of Phoenix Network stockholders to consider approval of the acquisition is scheduled for March 30, 1998.

  In March 1998, the Company signed a definitive merger agreement with LCI International, Inc. ("LCI"), a communications services provider. The boards of directors of each company have approved the merger. The terms of the merger agreement call for the acquisition of all of LCI's outstanding common shares and the assumption of all of LCI's stock options by the Company. The purchase price of the all-stock transaction is anticipated to be approximately $4.4 billion. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. Completion of the merger is anticipated to occur during the third quarter of 1998.

  Carrier Services. Carrier Services provides high-volume and conventional dedicated line services over the Company's owned capacity and switched services over owned and leased capacity to interexchange carriers and other telecommunications providers. The Company is expanding Carrier Services to increase its revenue stream and reduce per unit costs, targeting capacity sales on a segment-by-segment basis as the Qwest Network is deployed and activated, and is increasingly seeking longer-term, high-volume capacity agreements from major carriers. In addition to traditional telecommunications carriers, the Company is marketing to ISPs and other data service companies. For the years ended December 31, 1997, and 1996, the Company's five largest carrier customers accounted for approximately 42.3% and 41.3% of Carrier Services revenue, respectively.

  Commercial Services. Commercial Services provides voice, data and video services to businesses and consumers. The Company plans to expand its presence in the Commercial Services market by developing its distinctive "Ride the Light(TM)" brand identity and aggressively marketing its existing and planned voice, data and other transmission products and services. The Company plans to build direct, end-user relationships by developing strong distribution channels, providing competitive pricing and superior network quality and offering enhanced, market-driven services to businesses and consumers.

  Revenue from Commercial Services is recognized primarily on a minutes-of-use basis. Commercial Services has generated revenue using four primary sales channels: direct sales, direct mail, agent and telemarketing. In September 1997, the Company entered into an arrangement with a third party under which they will jointly define and test new broadband business multimedia services. The Company also entered into marketing agreements in September 1997 with two additional third parties. Under one agreement a marketing company that wholesales and retails telecommunications products on a national basis will act as an authorized sales representative of Qwest and will market the Company's long-distance products through affinity groups. Under the other agreement, the Company will offer its One Plus and Calling Card services (with competitive international pricing for both) and other services to utilities in the United States under the Simple Choice(SM) brand name of that third party.

  Network Construction Services. Network Construction Services constructs and installs fiber optic communication systems for interexchange carriers and other telecommunications providers, as well as for the Company's own use. The Company began operations in 1988 constructing fiber optic conduit systems primarily for major long distance carriers in exchange for cash and capacity rights. In 1996, the Company entered into major construction contracts for the sale of dark fiber to Frontier and WorldCom whereby the Company has agreed to install and provide dark fiber to each along portions of the Qwest Network. The company also entered into two substantial construction contracts with GTE in 1997 for the sale of dark fiber along portions of the route of the Qwest Network. After completion of the Qwest Network, the Company expects that revenue from Network Construction Services will be less significant to the Company's operations. See "Business--The Qwest Network--Dark Fiber Sales."

  Revenue from Network Construction Services generally is recognized under the percentage of completion method as performance milestones relating to the contract are satisfactorily completed. Losses, if any, on uncompleted contracts are expensed in the period in which they are identified and any revisions to estimated profits on a contract are recognized in the period in which they become known.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  The Company reported net earnings of $14.5 million in the year ended December 31, 1997, compared to a net loss of $7.0 million in the same period of the prior year. Excluding the effect of the compensation expense relating to the Growth Share Plan, net of income tax, the Company's reported net earnings would have been approximately $61.6 million and $1.5 million for the years ended December 31, 1997 and 1996, respectively.

  Revenue. Total revenue increased $465.7 million, or 202% during the year ended December 31, 1997, as compared to 1996. Carrier Services revenue decreased $1.9 million, or 3% for the year ended December 31, 1997, as compared to 1996, primarily due to the Company's sale of its resale dedicated line services on leased capacity on July 1, 1996. The sold business generated revenue of $18.8 million for the year ended December 31, 1996. Exclusive of this revenue, Carrier Services revenue increased $16.9 million, or 44%, during the year ended December 31, 1997, as compared to 1996. This increase in Carrier Services revenue was due primarily to increases in revenue from carrier switched services and carrier dedicated line services provided on the Qwest Network. Commercial Services revenue increased $25.4 million, or 74% for the year ended December 31, 1997, as compared to 1996. The increase was due primarily to growth in switched services provided to small- and medium-sized businesses and to consumers as a result of continued expansion of the Company's direct sales, direct mail, agent and telemarketing sales channels. Revenue from Network Construction Services increased $442.2 million, or 318% during the year ended December 31, 1997, as compared to the corresponding period in 1996. The increase was due primarily to revenue from dark fiber sales to WorldCom, GTE and Frontier.

  Operating Expenses. The Company's principal operating expenses consist of expenses for telecommunications services, network construction incurred by Network Construction Services, expenses for selling, general and administrative expenses (SG&A), Growth Share Plan expense and depreciation and amortization. Total operating expenses increased $430.2 million, or 177% during the year ended December 31, 1997 as compared to the corresponding period in 1996. Expenses for telecommunications services primarily consist of the cost of leased capacity, Local Exchange Carrier ("LEC") access charges, engineering and other operating costs. Expenses for telecommunications services increased $10.8 million, or 13% for the year ended December 31, 1997, as compared to 1996. The growth in telecommunications services expenses was primarily attributable to the continued growth in switched services and network engineering and operations, partially offset by the reduction in expenses resulting from the sale on July 1, 1996 of the Company's resale dedicated line services on leased capacity and an increase in on-net traffic over the Qwest Network. When the Qwest Network is completed and activated, the Company will be able to serve more customer needs over its own capacity on the Qwest Network.

  Expenses for Network Construction Services consist primarily of costs to construct the Qwest Network, including conduit, fiber cable, construction crews and rights-of-way. Costs attributable to the construction of the Qwest Network for the Company's own use are capitalized. Expenses for Network Construction Services increased $309.6 million, or 354% in the year ended December 31, 1997, as compared to 1996, due to costs of construction contracts relating to increased dark fiber sales revenue.

  SG&A includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $45.4 million, or 99% in the year ended December 31, 1997, as compared to 1996. The increase was due primarily to increases in expenses related to the Company's direct mail sales program, the development of the Company's new brand identity, administrative and information services support of the Company's growth, and the recruiting and hiring of additional personnel. The Company is in the process of opening commercial sales offices in selected major geographic markets to implement the Company's strategy, as segments of the Qwest Network become operational. In addition, SG&A expenses will increase as the Company continues to expand its Carrier and Commercial Services, initiate its United States and international direct sales operations, and recruit experienced telecommunications industry personnel to implement the Company's strategy.

  The Company has a Growth Share Plan for certain of its employees and directors. Growth Share Plan expense, reflects the Company's estimate of compensation expense with respect to the Growth Shares issued to participants. A "Growth Share" is a unit of value based on the increase in value of the Company over a specified measuring period. The Company estimated an increase in the value of Growth Shares, primarily triggered by the June 1997 initial public offering (the "IPO"), and has recorded $73.5 million of additional compensation expense in the year ended December 31, 1997, and $13.1 million in the year ended December 31, 1996. The Company anticipates total additional expense of up to approximately $23.4 million through the year 2002 in connection with this plan. The Company does not anticipate any future grants under the Growth Share Plan.

  The Company's depreciation and amortization expense increased $4.0 million, or 25% during the year ended December 31, 1997 as compared to 1996. This increase resulted primarily from activating segments of the Qwest Network during 1997, purchases of additional equipment used in constructing the Qwest Network and purchases of other fixed assets to accommodate the Company's growth. The Company expects that depreciation and amortization expense will continue to increase in subsequent periods as the Company continues to activate additional segments of the Qwest Network and amortizes the goodwill acquired with the SNI purchase (discussed above).

  Other Income (Expense). Pursuant to a capacity sale in 1993, the Company obtained certain rights of first refusal to re-acquire network communications equipment and terminal locations including leasehold improvements should the purchaser, under that agreement, sell the network. In the first quarter of 1997, the Company sold certain of these rights to the purchaser in return for $9.0 million in cash and the right to re-acquire certain terminal facilities, which the Company received in 1997 and has recorded as gain on sale of contract rights.

  During 1997, the Company's net interest income (expense) increased $2.8 million as compared to 1996. The increase resulted from an increase in interest on long-term indebtedness, related primarily to the 10 7/8% Notes and the 9.47% Notes (see "Liquidity and Capital Resources" below), partially offset by increases in capitalized interest resulting from construction of the Qwest Network and interest income attributable to the increase in cash equivalent balances. In January 1998, the Company issued the 8.29% Notes (see "Liquidity and Capital Resources" below), which are expected to increase net interest expense in subsequent periods.

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

  Income Taxes. The Company is included in the consolidated federal income tax return of Anschutz Company (the "Majority Shareholder"). A tax sharing agreement provides for allocation of tax liabilities and benefits to the Company, in general, as though it filed a separate tax return. The Company's effective tax rate in 1997 was higher than the statutory federal rate as a result of permanent differences between book and tax expense relating to the Growth Share Plan and amortization of goodwill. The Company's effective tax rate in the year ended December 31, 1996 approximated the statutory federal rate.

  Net Earnings (Loss). The Company realized net earnings of $14.5 million in the year ended December 31, 1997, as compared to a net loss of $7.0 million in the corresponding period of 1996 as a result of the factors discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenue. Total revenue increased $105.9 million, or 85%, due primarily to significantly higher revenue from Network Construction Services, as well as increased revenue from Commercial Services, offset in part by lower revenue from Carrier Services. Revenue from Network Construction Services increased $102.3 million, or 277%, due to revenue from dark fiber sales of approximately $121.0 million to WorldCom and Frontier. Commercial Services revenue increased $13.9 million, or 68%. This increase is largely attributable to growth in switched services provided to small- and medium-sized business and consumers as a result of the expansion of the Company's agent, telemarketing and direct mail sales channels. Carrier Services revenue decreased $10.2 million or 15%, primarily due to decreases in revenue resulting from the Company's sale of a portion of its dedicated line services on leased capacity on July 1, 1996. The sold business generated revenues of $18.8 million for the year ended December 31, 1996 and $39.7 million for the year ended December 31, 1995. The decrease in Carrier Services revenue was partially offset by an increase in revenue from carrier switched services, which increased to $19.4 million in 1996 from $13.8 million in 1995.

  Operating Expenses. Total operating expenses increased $81.9 million, or 51%, due primarily to increases in Network Construction Services, SG&A and compensation expenses associated with the Growth Share Plan. Expenses for telecommunications services decreased $0.8 million or 1%. The sale on July 1, 1996 of the Company's dedicated line services on leased capacity generated a reduction in expenses, which was partially offset by an increase in telecommunications services expenses associated with the growth in switched services and servicing the Qwest Network. Expenses for Network Construction Services increased $54.8 million or 167%. This increase was due to cost of construction contracts relating to increased dark fiber sales.

  SG&A expenses increased $8.6 million, or 23%. The Company incurred additional SG&A expenses as a result of growth in the Company's telecommunications services and the construction of the Qwest Network, including additional sales commissions on higher revenue, expenses incurred in the implementation of the Company's direct mail sales channel and expenses for customer service personnel added to support the Company's expansion of its commercial customer base. The SG&A expenses in 1996 also included restructuring expenses of $1.6 million incurred by the Company as a result of its decision to close 13 sales offices and the termination of approximately 130 employees involved in sales, marketing and administrative functions. As a result of this restructuring, the Company experienced a reduction in payroll, commissions and rental expense. The Company anticipates that, as it deploys the Qwest Network and expands its Carrier Services and Commercial Services, SG&A expenses will continue to increase.

  The Company estimated a $13.1 million increase in value of the Growth Shares at December 31, 1996, due to the Frontier dark fiber sale. No expense was recognized for the year ended December 31, 1995, as there were no significant compensatory elements in those periods.

  The Company's depreciation and amortization expense increased $6.3 million, or 63%. This increase was primarily due to the Company's investment in the Qwest Network. The Company expects that depreciation and amortization expense will continue to increase in subsequent periods as the Company continues to activate additional segments of the Qwest Network.

  Other Income (Expense). The Company's net interest and other expenses increased $1.9 million, or 79%. This increase was primarily attributable to additional debt incurred in 1996 to finance capital expenditures and to provide working capital. (See discussion of additional indebtedness in "Liquidity and Capital Resources" below.)

  Income Taxes. The Company is included in the consolidated federal income tax return of the Majority Shareholder. A tax sharing agreement provides for allocation of tax liabilities and benefits to the Company, in general, as though it filed a separate tax return. The Company's effective tax rate in 1996 and 1995 approximated the statutory federal rate. The difference between the income tax benefit of $3.2 million in 1996 as compared to $13.3 million in 1995 resulted from a $28.3 million decrease in loss before income taxes.

  Net Loss. The Company experienced a net loss of $7.0 million in 1996 compared to a net loss of $25.1 million in 1995 as a result of the factors discussed above.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the manner in which business enterprises are to report information about operating segments in its annual statements and requires those enterprises to report selected information regarding operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  From January 1, 1995 through March 31, 1997, the Company funded capital expenditures, debt service and cash used in operations through a combination of stockholder advances, capital contributions and external borrowings supported by collateral owned by the Majority Shareholder or affiliates, as well as external borrowings collateralized by certain of the Company's assets. During the remainder of 1997, the Company funded capital expenditures and long-term debt repayments primarily through net proceeds from the issuance of debt and equity securities aggregating approximately $903.6 million. The Company also received net proceeds of $299.2 million from the issuance of the 8.29% Notes in January 1998. The Company intends to finance its operations in the future through internally and externally generated funds without relying on cash advances, contributions or guarantees from the Majority Shareholder.

  Total cash expended during the three years ended December 31, 1997 to fund capital expenditures, repayments of long-term debt to third parties, repayment of net advances from the Majority Shareholder, and for acquisitions was $449.2 million, $223.9 million, $9.9 million and $32.6 million, respectively. Total cash used in operations was $60.6 million during the same period. Total cash provided during this same period from revolving loans secured by collateral owned by the Majority Shareholder or an affiliate was $138.0 million, and capital contributions from the Majority Shareholder were approximately $28.0 million. The loans from the Majority

Shareholder were repaid in 1997. In addition, during this same period, the Company's net cash provided by secured borrowings under long-term debt agreements with third parties aggregated $67.6 million. As of December 31, 1997, the Company had positive working capital of $408.5 million resulting primarily from the issuance of the 9.47% Notes in October 1997. At December 31, 1996 and 1995, the Company had working capital deficits of approximately $75.7 million and $2.6 million, respectively.

  The Company estimates the total cost to construct and activate the Qwest Network and complete construction of the dark fiber sold to Frontier, WorldCom and GTE will be approximately $1.9 billion. Of this amount, the Company had already expended approximately $850.0 million as of December 31, 1997. The Company anticipates remaining total cash outlays (including capital expenditures) for these purposes of approximately $881.0 million in 1998 and $195.0 million in 1999. Estimated total Qwest Network expenditures for 1998 include the Company's commitment to purchase a minimum quantity of fiber for approximately $399.0 million (subject to quality and performance specifications), of which approximately $252.0 million had been expended as of December 31, 1997. Estimated total expenditures for 1998 and 1999 together also include approximately $92.0 million for the purchase of electronic equipment. In addition, the Company anticipates approximately $557.0 million of capital expenditures in 1998 and 1999 to support growth in Carrier Services and Commercial Services.

  As of December, 1997, the Company has obtained the following sources of funds which are available to complete the build-out: (i) approximately $1.2 billion under the Frontier, WorldCom and GTE contracts and additional smaller construction contracts for sales of dark fiber, of which approximately $430.0 million had already been received and $770.0 million remained to be paid at December 31, 1997; (ii) $90.0 million of vendor financing; (iii) $242.0 million in net proceeds from the sale of the 10 7/8% Notes, of which approximately $124.4 million was used to pay down certain existing debt, (iv) $342.1 million in net proceeds from the sale of the 9.47% Notes; and (v) approximately $319.5 million in net proceeds from the IPO. The Company believes that its available cash and cash equivalent balances at December 31, 1997, the net proceeds from issuance of the 8.29% Notes in January 1998 and cash flow from operations will satisfy its currently anticipated cash requirements at least through the end of 1998.

  In January 1998, the Company issued its 8.29% Notes, generating net proceeds of approximately $299.2 million, after deducting offering costs. The 8.29% Notes will accrete at a rate of 8.29% per annum, compounded semiannually, to an aggregate principal amount of $450.5 million by February 1, 2003. The 8.29% Notes mature on February 1, 2008. The 8.29% Notes are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 2003, at specified redemption prices. Cash interest on the 8.29% Notes will not accrue until February 1, 2003, and thereafter will accrue at a rate of 8.29% per annum, and will be payable semiannually in arrears commencing on August 1, 2003 and thereafter on February 1 and August 1 of each year. The 8.29% Notes indenture contains certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries (the "Restricted Subsidiaries") to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its Restricted Subsidiaries, issue or sell capital stock of the Company's Restricted Subsidiaries or enter into certain mergers and consolidations.

  In connection with the sale of the 8.29% Notes, the Company agreed to make an offer to exchange new notes, registered under the Securities Act of 1933 (the "Act") and with terms identical in all material respects to the 8.29% Notes, for the 8.29% Notes or, alternatively, to file a shelf registration statement under the Act with respect to the 8.29% Notes. If the registration statement for the exchange offer or the shelf registration statement, as applicable, is not filed or declared effective within specified time periods or, after being declared effective, ceases to be effective or usable for resale of the 8.29% Notes during specified time periods (each a "Registration Default"), additional cash interest will accrue at a rate per annum equal to 0.50% of the principal amount at maturity of the 8.29% Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum of the principal amount at maturity of the 8.29% Notes up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

  In October 1997, the Company issued and sold its 9.47% Notes, generating net proceeds of approximately $342.1 million, after deducting offering costs. The 9.47% Notes will accrete at a rate of 9.47% per annum, compounded semiannually, to an aggregate principal amount of $555.9 million by October 15, 2002. The 9.47% Notes mature on October 15, 2007. The 9.47% Notes are redeemable at the Company's option, in whole or in part, at any time on or after October 15, 2002, at specified redemption prices. Cash interest on the 9.47% Notes will not accrue until October 15, 2002, and thereafter will accrue at a rate of 9.47% per annum, and will be payable semiannually in arrears commencing on April 15, 2003 and thereafter on April 15 and October 15 of each year. The indenture for the 9.47% Notes contains certain covenants that are substantially identical to the 8.29% Notes described above. In February 1998, the Company completed an exchange of identical notes, registered under the Act, for all of the 9.47% Notes.

  In June 1997, the Company received approximately $319.5 million in net proceeds from the sale of 31,050,000 shares of the Company's Common Stock in the IPO.

  In May 1997, the Company and Nortel, individually and as agent for itself and other specified lenders, entered into a $90.0 million credit agreement (the "Equipment Credit Facility") to fund a portion of certain capital expenditures required to equip the Qwest Network. Under the Equipment Credit Facility, the Company may borrow funds up to 75% of the purchase price of such equipment and related engineering and installation services provided by Nortel as vendor as it purchases the equipment, with the purchased equipment and related items serving as collateral for the loans of a third party lender. The Company is committed to purchase from Nortel a minimum of $100.0 million of such equipment and services under a separate procurement agreement. The Company's total remaining commitment under the procurement agreement was approximately $68.4 million as of December 31, 1997. Principal amounts outstanding under the Equipment Credit Facility will be payable in quarterly installments commencing on June 30, 2000, with full repayment due on March 31, 2004. Borrowings bear interest at the Company's option at either: (i) a floating base rate announced by a designated reference bank plus an applicable margin; or (ii) LIBOR plus an applicable margin.

  In March 1997, the Company issued and sold its 10 7/8% Notes, generating net proceeds of approximately $242.0 million, after deducting offering costs. A portion of the net proceeds were used to repay amounts due under the then existing revolving credit facility, the construction term loan, equipment loans and term notes, described below. Interest on the 10 7/8% Notes is payable semiannually in arrears on April 1 and October 1 of each year, commencing October 1, 1997. The 10 7/8% Notes mature on April 1, 2007. The 10 7/8% Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after April 1, 2002, at specified redemption prices. The indenture for the 10 7/8% Notes contains certain covenants that are substantially identical to the 8.29% and 9.47% Notes described above.

  In 1996, the Company entered into and subsequently amended a long-term $100.0 million revolving credit facility agreement, which was collateralized by shares of common stock owned and pledged by the Majority Shareholder. In October 1997, the Company repaid the outstanding balance and terminated this facility.

  In April 1995, the Company entered into a secured construction loan facility used to fund certain conduit installation projects. The facility converted to a term loan upon completion of the construction projects in 1996 and 1995 and became secured by notes receivable issued in connection with the projects. The term loan bore interest at the Company's option at either (i) the higher of
(a) the bank's base rate of interest, or (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 9/16%. The outstanding balance of $10.9 million at December 31, 1997 was repaid subsequent to year end.

  The Company also incurred other indebtedness during the three-year period ended December 31, 1997, including five equipment loans in 1995 and 1996 aggregating $10.0 million and two term notes in January 1995 aggregating $12.0 million, the proceeds of which were used to repay a portion of the prior advance from the Majority Shareholder. In addition, the Company had other outstanding indebtedness in 1997 which it had incurred prior to 1995, including amounts payable under a network credit facility and an additional equipment loan. Such indebtedness had a weighted average interest rate of approximately 9% in 1997, and was repaid in the second quarter of 1997 with proceeds from the 10 7/8% Notes.

YEAR 2000

  The Company has created a project team including internal and external resources that is in the process of identifying and addressing the impact of problems and uncertainties related to the year 2000 on its operating and application software and products. The Company expects to resolve year 2000 compliance issues primarily through replacement and normal upgrades of its software and products. However, there can be no assurance that such replacements and upgrades can be completed on schedule and within the estimated costs.

INFLATION

  Inflation has not significantly affected the Company's operations during the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS

                        DECEMBER 31, 1997, 1996 AND 1995

                                                                          PAGE:
                                                                          -----
Financial Statements:
  Independent Auditors' Report...........................................   35
  Consolidated Balance Sheets as of December 31, 1997 and 1996...........   36
  Consolidated Statements of Operations for the Years Ended December 31,
   1997, 1996 and 1995...................................................   38
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1997, 1996 and 1995......................................   39
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1997, 1996 and 1995...................................................   40
Notes to Consolidated Financial Statements...............................   41

                         INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
QWEST COMMUNICATIONS INTERNATIONAL INC.:

  We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                          KPMG Peat Marwick LLP
Denver, Colorado
February 24, 1998,
except as to note 22,
which is as of
March 8, 1998

            QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                1997      1996
                                                             ---------- --------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $  379,784 $  6,905
  Accounts receivable, net..................................     67,395   29,248
  Costs and estimated earnings in excess of billings........    256,566    4,989
  Notes and other receivables...............................     10,855   14,934
  Other current assets......................................      9,342      328
                                                             ---------- --------
    Total current assets....................................    723,942   56,404
Property and equipment, net.................................    614,640  186,535
Deferred income tax asset...................................     17,988    4,593
Notes and other receivables.................................         59   11,052
Intangible and other long-term assets, net..................     41,476    3,967
                                                             ---------- --------
    Total assets............................................ $1,398,105 $262,551
                                                             ========== ========


          See accompanying notes to consolidated financial statements.

            QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                             1997       1996
                                                          ----------  --------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................. $  253,313  $ 80,129
  Billings in excess of costs and estimated earnings.....     21,390     5,034
  Deferred income tax liability..........................     22,344       --
  Current portion of long-term debt......................     12,011    25,193
  Payable to Majority Shareholder........................      2,091    19,138
  Deferred revenue.......................................      4,273     2,649
                                                          ----------  --------
    Total current liabilities............................    315,422   132,143
  Long-term debt.........................................    630,463   109,268
  Other liabilities......................................     70,476    11,698
                                                          ----------  --------
    Total liabilities....................................  1,016,361   253,109
                                                          ----------  --------
Stockholders' equity:
  Preferred Stock, $.01 par value. Authorized 25,000,000
   shares
   No shares issued and outstanding......................        --        --
  Common Stock, $.01 par value. Authorized 400,000,000
   shares.
   206,669,874 shares and 173,000,000 shares issued and
   outstanding at December 31, 1997 and December 31,
   1996, respectively....................................      2,066     1,730
  Additional paid-in capital.............................    411,605    54,162
  Accumulated deficit....................................    (31,927)  (46,450)
                                                          ----------  --------
  Total stockholders' equity.............................    381,744     9,442
                                                          ----------  --------
Commitments and contingencies
    Total liabilities and stockholders' equity........... $1,398,105  $262,551
                                                          ==========  ========


          See accompanying notes to consolidated financial statements.

            QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                   1997      1996      1995
                                                 --------  --------  ---------
Revenue:
  Carrier services.............................. $ 55,644  $ 57,573  $  67,789
  Commercial services...........................   59,649    34,265     20,412
                                                 --------  --------  ---------
                                                  115,293    91,838     88,201
  Network construction services.................  581,410   139,158     36,901
                                                 --------  --------  ---------
                                                  696,703   230,996    125,102
                                                 --------  --------  ---------
Operating expenses:
  Telecommunications services...................   91,166    80,368     81,215
  Network construction services.................  397,153    87,542     32,754
  Selling, general and administrative...........   91,190    45,755     37,195
  Growth share plan.............................   73,451    13,100        --
  Depreciation and amortization.................   20,262    16,245      9,994
                                                 --------  --------  ---------
                                                  673,222   243,010    161,158
Earnings (loss) from operations.................   23,481   (12,014)   (36,056)
Other income (expense):
  Interest expense, net.........................  (18,895)   (6,827)    (4,248)
  Interest income...............................   11,708     2,454      1,782
  Other income, net.............................    7,286     6,186         55
                                                 --------  --------  ---------
    Earnings (loss) before income taxes.........   23,580   (10,201)   (38,467)
Income tax expense (benefit)....................    9,057    (3,234)   (13,336)
                                                 --------  --------  ---------
    Net earnings (loss)......................... $ 14,523  $ (6,967) $ (25,131)
                                                 ========  ========  =========
Earnings (loss) per share--basic................ $   0.08  $  (0.04) $   (0.15)
                                                 ========  ========  =========
Earnings (loss) per share--diluted.............. $   0.07  $  (0.04) $   (0.15)
                                                 ========  ========  =========


          See accompanying notes to consolidated financial statements.

            QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                             COMMON STOCK
                          ------------------ ADDITIONAL                 TOTAL
                           NUMBER OF           PAID-IN  ACCUMULATED  STOCKHOLDERS'
                             SHARES   AMOUNT   CAPITAL    DEFICIT       EQUITY
                          ----------- ------ ---------- ----------- --------------
BALANCES, JANUARY 1,
 1995...................  173,000,000 $1,730  $ 37,203   $(14,352)     $ 24,581
Cash contribution from
 Majority Shareholder...          --     --     28,000        --         28,000
Reduction in additional
 paid-in capital
 attributable to effect
 of the tax allocation
 agreement with Majority
 Shareholder............          --     --       (975)       --           (975)
Net loss................          --     --        --     (25,131)      (25,131)
                          ----------- ------  --------   --------      --------
BALANCES, DECEMBER 31,
 1995...................  173,000,000  1,730    64,228    (39,483)       26,475
Cancellation of income
 tax benefit receivable
 from Majority
 Shareholder............          --     --    (11,088)       --        (11,088)
Equity contribution from
 Majority Shareholder...          --     --      1,022        --          1,022
Net loss................          --     --        --      (6,967)       (6,967)
                          ----------- ------  --------   --------      --------
BALANCES, DECEMBER 31,
 1996...................  173,000,000  1,730    54,162    (46,450)        9,442
Issuance of common stock
 in initial public
 offering, net..........   31,050,000    310   319,171        --        319,481
Issuance of common stock
 warrants...............          --     --      2,300        --          2,300
Issuance of common stock
 for Growth Shares......    2,591,532     26    35,284        --         35,310
Issuance of common stock
 upon exercise of
 employee stock
 options................        9,644    --        132        --            132
Issuance of common stock
 under Equity Incentive
 Plan...................       18,698    --        556        --            556
Net earnings............          --     --        --      14,523        14,523
                          ----------- ------  --------   --------      --------
BALANCES, DECEMBER 31,
 1997...................  206,669,874 $2,066  $411,605   $(31,927)     $381,744
                          ----------- ------  --------   --------      --------


          See accompanying notes to consolidated financial statements.

            QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                   1997       1996      1995
                                                 ---------  --------  ---------
Cash flows from operating activities:
 Net earnings (loss)...........................  $  14,523  $ (6,967) $ (25,131)
 Adjustments to reconcile net earnings (loss)
  to net cash (used in) provided by operating
  activities:
 Depreciation and amortization.................     20,262    16,245      9,994
 Gain on sale of contract rights...............     (9,296)      --         --
 Gain on sale of telecommunications service
  agreements...................................        --     (6,126)       --
 Deferred income tax expense (benefit).........      8,949    (1,123)    (2,839)
 Changes in operating assets and liabilities:
  Receivables--accounts and notes, net.........    (22,397)  (25,680)   (21,379)
  Costs and estimated earnings in excess of
   billings, net...............................   (235,221)   24,172    (21,650)
  Accounts payable and accrued liabilities.....    189,797    34,455      5,852
  Payable to related parties, net..............        --     (2,983)     1,263
  Other changes................................     (3,105)      531     (2,745)
                                                 ---------  --------  ---------
   Net cash (used in) provided by operating
    activities.................................    (36,488)   32,524    (56,635)
                                                 ---------  --------  ---------
Cash flows from investing activities:
 Proceeds from sale of contract rights.........      9,000       --         --
 Proceeds from sale of telecommunications
  service agreements...........................        --      4,500        --
 Expenditures for property and equipment.......   (345,788)  (57,122)   (46,313)
 Cash paid for acquisitions, net of cash
  acquired.....................................    (20,036)      --     (12,545)
                                                 ---------  --------  ---------
   Net cash used in investing activities.......   (356,824)  (52,622)   (58,858)
                                                 ---------  --------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock in
  initial public offering, net.................    319,481       --         --
 Proceeds from issuance of common stock
  warrants.....................................      2,300       --         --
 Proceeds from exercise of employee stock
  options......................................        132       --         --
 Borrowings of long-term debt..................    678,003    65,000     62,606
 Repayments of long-term debt..................   (200,233)  (21,322)    (2,331)
 Debt issuance costs...........................    (16,445)     (112)      (591)
 Net (payments to) advances from Majority
  Shareholder..................................    (17,047)  (19,069)    26,256
 Contributions from Majority Shareholder.......        --      1,022     28,000
                                                 ---------  --------  ---------
   Net cash provided by financing activities...    766,191    25,519    113,940
                                                 ---------  --------  ---------
   Net increase (decrease) in cash and cash
    equivalents................................    372,879     5,421     (1,553)
Cash and cash equivalents, beginning of
 period........................................      6,905     1,484      3,037
                                                 ---------  --------  ---------
Cash and cash equivalents, end of period.......  $ 379,784  $  6,905  $   1,484
                                                 =========  ========  =========
Supplemental disclosure of cash flow
 information:
 Cash paid for interest, net...................  $  16,696  $  8,825  $   3,972
                                                 =========  ========  =========
 Cash paid for taxes, other than to Majority
  Shareholder..................................  $     244  $    160  $     725
                                                 =========  ========  =========
Supplemental disclosure of significant non-cash
 investing and financing activities:
 Accrued capital expenditures..................  $  76,267  $ 28,000  $     --
                                                 =========  ========  =========
 Capital expenditures financed with equipment
  credit facility..............................  $  22,604  $    --   $     --
                                                 =========  ========  =========

          See accompanying notes to consolidated financial statements.

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(1) ORGANIZATION AND BACKGROUND

  Qwest Communications International Inc. (the "Company") was wholly-owned by Anschutz Company (the "Majority Shareholder") until June 27, 1997, when the Company issued common stock in an initial public offering (the "IPO"). As of December 31, 1997, the Majority Shareholder owns approximately 83.7% of the outstanding common stock of the Company. The Company is the ultimate holding company for the operations of Qwest Communications Corporation and subsidiaries ("Qwest").

  The Company is a developer and operator of telecommunications networks and facilities and operates in a single business segment, the telecommunications industry. It principally provides the following services within that industry:

  --Telecommunications Services--the Company provides dedicated line and switched services to interexchange carriers and competitive access providers ("Carrier Services") and long distance voice, data and video services to businesses and consumers ("Commercial Services").

  --Network Construction Services--the Company installs fiber optic communications systems for interexchange carriers, local telephone companies, cable television companies, competitive access providers and other communications entities, as well as for its own use.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Principles of Consolidation

  The accompanying audited consolidated financial statements as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 include the accounts of the Company and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

 (b) Telecommunications Services Revenue

  Revenue from telecommunications services is recognized monthly as the services are provided. Amounts billed in advance of the service month are recorded as deferred revenue.

 (c) Long-Term Construction Contracts

  The Company accounts for long-term construction contracts relating to the development of telecommunications networks using the percentage of completion method. Under the percentage of completion method, progress is generally measured on performance milestones relating to the contract where such milestones fairly reflect progress toward contract completion.

  Network construction costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. When necessary, the estimated loss on an uncompleted contract is expensed in the period in which it is identified. Contract costs are estimated using allocations of the total cost of constructing the Qwest Network, a coast-to-coast, technologically advanced, fiber optic telecommunications network (the "Qwest Network"). Revisions to estimated profits on contracts are recognized in the period they become known.

 (d) Cash and Cash Equivalents

  The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents.

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


 (e) Property and Equipment

  Property and equipment is stated at cost. Depreciation is computed on a straight-line basis using the estimated useful lives of the assets, commencing when they are available for service. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Network construction costs, including interest during construction, are capitalized. Interest capitalized in the years ended December 31, 1997, 1996 and 1995 was approximately $17.7 million, $2.4 million and $1.9 million, respectively.

  The useful lives of property and equipment are as follows:

   Facility and leasehold improvements................ 5--25 years or lease term
   Communications and construction equipment.......... 3--10 years
   Fiber and conduit systems.......................... 15--25 years
   Office equipment and furniture..................... 3--7 years
   Capital leases..................................... lease term

  While constructing network systems for customers, the Company may install additional conduit for its own use. This additional conduit is capitalized at the incremental cost of construction. Costs of the initial conduit, fiber and facilities are allocated to the customer and the Company based upon the number of fibers retained by the Company relative to the total fibers installed, or square footage in the case of facilities.

 (f) Impairment of Long-Lived Assets

  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, in accordance with Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in 1997, 1996 or 1995.

 (g) Income Taxes

  The Company uses the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

 (h) Intangible and Other Long-Term Assets

  Intangible and other long-term assets include debt issuance costs, deferred compensation, goodwill and acquired intangibles such as customer contracts and non-compete covenants. Such costs are amortized on a straight-line basis over a period ranging from three to fifteen years.

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


 (i) Earnings Per Share

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the presentation of basic earnings per share and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted earnings per share. Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the year. Potentially dilutive instruments for the periods prior to the Company's IPO, as defined by Securities and Exchange Commission Staff Accounting Bulletin Number 98, Earnings Per Share, were not material and were excluded from the computation of earnings per share. Diluted earnings per share give effect to all potential dilutive common shares that were outstanding during the year.

 (j) Stock-Based Compensation

  As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company accounts for compensation expense under the Growth Share Plan and the Equity Incentive Plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

 (k) Management Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 (l) Reclassifications

  Certain prior year balances have been reclassified to conform with 1997 presentation.

(3) OTHER INCOME (EXPENSE)

  On March 10, 1997, the Company entered into an agreement with an unrelated third party to terminate certain equipment purchase and telecommunications capacity rights and options of the Company exercisable against the third party for $9.0 million in cash, which the Company received in 1997 and has recorded as gain on sale of contract rights.

  On July 1, 1996, the Company sold its right, title and interest in certain telecommunications service agreements to an unrelated third party (the "Buyer") for $5.5 million. During the transition of service agreements to the Buyer, the Company incurred certain facilities costs on behalf of the Buyer, which are reimbursable to the Company. On March 31, 1997, the arrangement relating to the transition services agreements expired and has not yet been renegotiated. A dispute has arisen with respect to reimbursement of these costs and, as a result, the Company made a provision of $2.0 million in the three months ended March 31, 1997. Negotiations with the Buyer are continuing. As of December 31, 1997 and 1996, net amounts of approximately $5.0 million and $2.0 million, respectively, were due to the Company for such costs. The Company believes that the receivable balance as of December 31, 1997 is collectible.

(4) ACQUISITIONS

  On October 22, 1997, the Company and an unrelated third party consummated an agreement whereby the Company acquired from the third party all of the issued and outstanding shares of capital stock of SuperNet, Inc.

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

("SNI"), a regional internet service provider, and the capital stock of SNI issued at the closing of the acquisition, for approximately $20.0 million in cash, plus acquisition costs. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated as follows (in thousands):

   Working capital.................................................... $(1,517)
   Property and equipment.............................................   2,890
   Goodwill...........................................................  19,200
   Other..............................................................   ( 423)
                                                                       -------
                                                                       $20,150
                                                                       =======

  The accompanying consolidated statements of operations include the operating results of SNI since October 22, 1997. The following pro forma operating results of the Company and SNI for the years ended December 31, 1997 and 1996 have been prepared assuming the acquisition had been consummated as of January 1, 1996 (in thousands, except per share amounts

                                                               1997     1996
                                                             -------- --------
   Revenue.................................................. $702,260 $236,538
   Net earnings (loss)...................................... $ 10,783 $(14,226)
   Earnings (loss) per share -- basic....................... $   0.06 $  (0.08)
   Earnings (loss) per share--diluted....................... $   0.06 $  (0.08)

(5) NETWORK CONSTRUCTION SERVICES REVENUE AND EXPENSES

  Costs and billings on uncompleted contracts included in the accompanying consolidated financial statements are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997       1996
                                                          ---------  --------
   Costs incurred on uncompleted contracts............... $ 473,760  $ 82,840
   Estimated earnings....................................   238,191    48,853
                                                          ---------  --------
                                                            711,951   131,693
   Less: billings to date                                   476,775   131,738
                                                          ---------  --------
                                                          $ 235,176  $    (45)
                                                          =========  ========
   Costs and estimated earnings in excess of billings.... $ 256,566  $  4,989
   Billings in excess of costs and estimated earnings....   (21,390)   (5,034)
                                                          ---------  --------
                                                          $ 235,176  $    (45)
                                                          =========  ========
   Revenue the Company expects to realize for work to be
    performed on the above uncompleted contracts......... $ 506,791  $328,688
                                                          =========  ========

  The Company has entered into various agreements to provide indefeasible rights of use of multiple fibers along the Qwest Network. Such agreements include contracts with three major customers for an aggregate purchase price of approximately $1.0 billion. The Company obtained construction performance bonds totaling $175.0 million which have been guaranteed by the Majority Shareholder. Network Construction Services revenue relating to the contracts with these major customers was approximately $513.0 million and $121.0 million in 1997 and 1996, respectively. Progress billings are made upon customers' acceptance of performance milestones.

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

The Company expects to bill and collect all costs and estimated earnings in excess of billings as of December 31, 1997, in 1998.

  Although these construction agreements provide for certain penalties if the Company does not complete construction within the time frames specified within the agreements, management does not anticipate that the Company will incur any substantial penalties under these provisions.

(6) ACCOUNTS RECEIVABLE

  Accounts receivable consists of the following (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Carrier services........................................... $11,833  $ 9,978
   Commercial services........................................  14,095    5,736
   Network construction services..............................  37,085   13,751
   Due from affiliate.........................................   1,804      --
   Other......................................................   7,189    3,452
                                                               -------  -------
                                                                72,006   32,917
     Less allowance for doubtful accounts.....................  (4,611)  (3,669)
                                                               -------  -------
   Accounts receivable, net................................... $67,395  $29,248
                                                               =======  =======

(7) NOTES AND OTHER RECEIVABLES

  In 1994, an unrelated third party entered into a $45.0 million agreement to purchase a single conduit from the Company. Contract revenue from this agreement was approximately $3.1 million and $29.7 million in the years ended December 31, 1996 and 1995, respectively. The Company may be required to pay up to $13.0 million to the third party in the event of the sale of the Company-owned conduits. The balance of the notes receivable related to the contract was paid subsequent to year end.

(8) PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              ------------------
                                                                1997      1996
                                                              --------  --------
   Land...................................................... $    991  $    506
   Facility and leasehold improvements.......................   17,910     7,951
   Communications and construction equipment.................   83,313    52,076
   Fiber and conduit systems.................................  118,192    42,446
   Office equipment and furniture............................   16,019     6,360
   Capital leases............................................    3,778     3,197
   Work in progress..........................................  417,042    99,915
                                                              --------  --------
                                                               657,245   212,451
     Less accumulated depreciation and amortization..........  (42,605)  (25,916)
                                                              --------  --------
   Property and equipment, net............................... $614,640  $186,535
                                                              ========  ========

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                               ----------------
                                                                 1997    1996
                                                               -------- -------
   Accounts payable........................................... $ 80,862 $41,642
   Construction accrual.......................................   75,543  18,071
   Property, sales and other taxes............................   33,926   3,582
   Capacity service obligation................................    8,196   3,658
   Accrued interest...........................................    7,704     707
   Right-of-way obligations...................................   34,006   3,290
   Other......................................................   13,076   9,179
                                                               -------- -------
   Accounts payable and accrued expenses...................... $253,313 $80,129
                                                               ======== =======

(10) OTHER LIABILITIES

  Other liabilities consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
   Right-of-way obligations.................................... $39,014 $ 1,297
   Growth share accrual........................................  17,686   9,291
   Equipment to be financed....................................  10,756     --
   Other.......................................................   3,020   1,110
                                                                ------- -------
   Other liabilities........................................... $70,476 $11,698
                                                                ======= =======

(11) RIGHT-OF-WAY OBLIGATIONS

  The Company has easement agreements with railroads and public transportation authorities. The following is a schedule by years of future minimum payments under easement agreements together with the present value of the net minimum payments as of December 31, 1997.

   Year ended December 31:
     1998............................................................. $ 34,225
     1999.............................................................    4,228
     2000.............................................................    4,228
     2001.............................................................    4,250
     2002.............................................................    6,099
     Thereafter.......................................................   83,788
                                                                       --------
     Total minimum payments........................................... $136,818
     Less amount representing interest................................  (63,798)
                                                                       --------
     Present value of net minimum payments............................ $ 73,020
                                                                       ========

  The present value of net minimum payments is included in accounts payable and accrued expenses and other liabilities. (See note 9--Accounts Payable and Accrued Expenses and note 10--Other Liabilities.)

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


  In certain limited instances the Company may be obligated to pay costs of relocating certain conduits owned by third parties on approximately 500 miles of railroad rights-of-way. The majority of such commitments expire in February 2001. The Company has made a provision of approximately $2.9 million for such costs in 1997.

  Pursuant to certain easement agreements, the Company is required to provide easement grantors with communications capacity for their own internal use.

(12) LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
   9.47% Notes.............................................. $356,908  $    --
   10 7/8% Notes............................................  250,000       --
   Revolving credit facility................................      --     60,000
   Equipment credit facility................................   22,604       --
   Network credit facility..................................      --     27,077
   Equipment loans..........................................      --      9,820
   Term notes...............................................      --      9,416
   Capital lease and other obligations......................   12,962    28,148
                                                             --------  --------
   Total debt...............................................  642,474   134,461
     Less current portion...................................  (12,011)  (25,193)
                                                             --------  --------
   Long-term debt........................................... $630,463  $109,268
                                                             ========  ========

  In October 1997, the Company issued and sold $555.9 million in principal amount at maturity of 9.47% Senior Discount Notes, due 2007 (the "9.47% Notes"), generating net proceeds of approximately $342.1 million, after deducting offering costs which are included in intangible and other long-term assets. The 9.47% Notes will accrete at a rate of 9.47% per annum, compounded semiannually, to an aggregate principal amount of $555.9 million by October 15, 2002. The principal amount of the 9.47% Notes is due and payable in full on October 15, 2007. The 9.47% Notes are redeemable at the Company's option, in whole or in part, at any time on or after October 15, 2002, at specified redemption prices. In addition, prior to October 15, 2000, the Company may use the net cash proceeds from certain equity transactions to redeem up to 35% of the 9.47% Notes at specified redemption prices. Cash interest on the 9.47% Notes will not accrue until October 15, 2002, and thereafter will accrue at a rate of 9.47% per annum, and will be payable semiannually in arrears commencing on April 15, 2003 and thereafter on April 15 and October 15 of each year. The Company has the option of commencing the accrual of cash interest on an interest payment date on or after October 15, 2000, in which case the outstanding principal amount at maturity of the 9.47% Notes will, on such interest payment date, be reduced to the then accreted value, and cash interest will be payable thereafter. In February 1998, the Company completed an exchange of the 9.47% Series B Senior Discount Notes (the "9.47% Exchange Notes"), registered under the Securities Act of 1933 (the "Act"), for all of the 9.47% Notes. The 9.47% Exchange Notes are identical in all material respects to the originally issued 9.47% Notes.

  In May 1997, the Company entered into a $90.0 million credit agreement (the "Equipment Credit Facility") with an unrelated third party supplier of transmission electronics equipment (the "Supplier") to fund a portion of certain capital expenditures required to equip the Qwest Network currently under construction. The facility subsequently was assigned by the Supplier to another institution, which assumed the Equipment Credit Facility

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

and currently acts as the agent. Under the Equipment Credit Facility, the Company may borrow up to 75% of the price of purchased equipment and related engineering and installation services provided by the Supplier, with the purchased equipment and related items serving as collateral for the loans. The Company is committed to purchase from the Supplier a minimum of $100.0 million of such equipment and services under a separate procurement agreement, which was executed in May 1997. The Company's total remaining commitment under the procurement agreement was approximately $68.4 million as of December 31, 1997. Principal amounts outstanding under the Equipment Credit Facility will be payable in quarterly installments commencing on June 30, 2000, with full repayment due on March 31, 2004. Borrowings will bear interest at the Company's option at either (i) a floating base rate offered by a designated reference bank plus an applicable margin; or (ii) LIBOR plus an applicable margin.

  On March 31, 1997, the Company issued and sold 10 7/8% Senior Notes due 2007 having an aggregate principal amount at maturity of $250.0 million. The net proceeds of the 10 7/8% Senior Notes were approximately $242.0 million, after deducting offering costs which are included in intangible and other long-term assets. Interest on the 10 7/8% Senior Notes is payable semiannually in arrears on April 1 and October 1 of each year, commencing October 1, 1997. The 10 7/8% Senior Notes are subject to redemption at the option of the Company, in whole or in part, at any time on or after April 1, 2002, at specified redemption prices. In addition, prior to April 1, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the 10 7/8% Senior Notes at specified redemption prices. In August 1997, the Company completed an exchange of 10 7/8% Series B Senior Notes (the "10 7/8% Notes"), registered under the Act, for all of the 10 7/8% Senior Notes. The 10 7/8% Notes are identical in all material respects to the originally issued 10 7/8% Senior Notes.

  In April 1996, the Company entered into a long-term $100.0 million revolving credit facility agreement as amended in September 1996 (the "Facility") which was collateralized by shares of common stock owned and pledged by the Majority Shareholder. In October 1997, the Company repaid the outstanding balance and terminated the Facility.

  In April 1995, the Company entered into a $45.0 million customer contract credit facility agreement to finance certain construction projects undertaken at that time. The facility converted to a term loan upon completion of the construction projects in 1996 and 1995 and is now secured by notes receivable issued in connection with these construction projects. The facility bears interest at the Company's option at either (i) the higher of (a) the bank's base rate of interest, or (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 9/16%. The outstanding balance was repaid in February 1998.

  The Company also incurred other indebtedness during the three-year period ended December 31, 1997, including in 1995 and 1996 $10.0 million in aggregate under five equipment loans and in January 1995 $12.0 million in aggregate under two term notes, the proceeds of which were used to repay a portion of the advance from the Majority Shareholder used to purchase Qwest Transmission Inc. In addition, the Company had other outstanding indebtedness in 1997 which it had incurred prior to 1995, including amounts payable under a network credit facility and an additional equipment loan. Such indebtedness had a weighted average interest rate of approximately 9% in 1997, and was repaid in the second quarter of 1997 with proceeds from the 10 7/8% Senior Notes.

  The indentures for the 10 7/8%, 9.47% and 8.29% Notes (defined below) contain certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries (the "Restricted Subsidiaries") to incur additional indebtedness and issue preferred stock, pay dividends or make other

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its Restricted Subsidiaries, issue or sell capital stock of the Company's Restricted Subsidiaries or enter into certain mergers and consolidations.

  The Company leases certain network construction equipment under capital lease agreements. The amortization charge applicable to capital leases is included in depreciation expense. Future minimum payments under capital lease obligations is included in contractual maturities of long-term debt summarized below.

  Contractual maturities of long-term debt as of December 31, 1997 are as follows (in thousands):

                                                                          1997
                                                                        --------
   Year ended December 31:
     1998.............................................................. $ 12,011
     1999..............................................................      622
     2000..............................................................    3,671
     2001..............................................................    5,078
     2002..............................................................    5,877
     Thereafter........................................................  615,215
                                                                        --------
                                                                        $642,474
                                                                        ========

  The carrying amounts of the Term Loan and the Equipment Credit Facility approximate fair value since the interest rates are variable and reset periodically. The estimated fair values of the 9.47% Notes and the 10 7/8% Notes, each with a carrying value at December 31, 1997 of approximately $356.9 million and $250.0 million, respectively, were approximately $382.2 million and $283.8 million, respectively, at December 31, 1997, based on current rates offered for debt of similar terms and maturity.

  In January 1998, the Company issued and sold $450.5 million in principal amount at maturity of 8.29% Senior Discount Notes, due 2008 (the "8.29% Notes"), generating net proceeds of approximately $299.2 million, after deducting offering costs. The 8.29% Notes will accrete at a rate of 8.29% per annum, compounded semiannually. The principal amount of the 8.29% Notes is due and payable in full on February 1, 2008. The 8.29% Notes are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 2003 at specified redemption prices. In addition, prior to February 1, 2001, the Company may use the net cash proceeds from certain equity transactions to redeem up to 35% of the 8.29% Notes at specified redemption prices. Cash interest on the 8.29% Notes will not accrue until February 1, 2003, and thereafter will accrue at a rate of 8.29% per annum, and will be payable semiannually in arrears commencing on August 1, 2003, and thereafter on February 1 and August 1 of each year. The Company has the option of commencing cash interest on an interest payment date on or after February 1, 2001, in which case the outstanding principal amount at maturity of the 8.29% Notes will, on such interest payment date, be reduced to the then accreted value, and cash interest will be payable on each interest payment date thereafter.

  In connection with the sale of the 8.29% Notes, the Company agreed to make an offer to exchange new notes, registered under the Act and with terms identical in all material respects to the 8.29% Notes, for the 8.29% Notes or, alternatively, to file a shelf registration statement under the Act with respect to the 8.29% Notes. If the registration statement for the exchange offer or the shelf registration statement, as applicable, is not declared effective within specified time periods or, after being declared effective, ceases to be effective or usable for resale of the 8.29% Notes during specified time periods (each a "Registration Default"), additional cash interest will

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

accrue at a rate per annum equal to 0.50% of the principal amount at maturity of the 8.29% Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum of the principal amount at maturity of the Discount Notes up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

(13) INCOME TAXES

  Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                       1997   1996      1995
                                                      ------ -------  --------
   Current:
     Federal......................................... $  --  $(1,673) $(10,497)
     State...........................................    108    (438)      --
                                                      ------ -------  --------
       Total current income tax expense (benefit)....    108  (2,111)  (10,497)
                                                      ------ -------  --------
   Deferred:
     Federal.........................................  8,949  (1,123)   (2,839)
     State...........................................    --      --        --
                                                      ------ -------  --------
       Total deferred income tax expense (benefit)...  8,949  (1,123)   (2,839)
                                                      ------ -------  --------
       Total income tax expense (benefit)............ $9,057 $(3,234) $(13,336)
                                                      ====== =======  ========

  Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate (35%) to earnings (loss) before income tax expense (benefit) as a result of the following items for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                     1997   1996      1995
                                                    ------ -------  --------
   Expected income tax expense (benefit)........... $8,253 $(3,570) $(13,463)
   State income taxes, net of federal income tax
    expense (benefit).................................  70    (279)      --
   Goodwill amortization...........................    306     568        56
   Compensation and growth share expenses..........    345     --        --
   Other, net......................................     83      47        71
                                                    ------ -------  --------
       Total income tax expense (benefit).......... $9,057 $(3,234) $(13,336)
                                                    ====== =======  ========

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                              1997     1996
                                                            --------  -------
   Current deferred tax assets (liabilities):
     Allowance for doubtful accounts....................... $  1,130  $ 1,283
     Accrued liabilities...................................    1,219    1,277
     Deferred compensation.................................      492      --
                                                            --------  -------
                                                               2,841    2,560
     Network construction contracts........................  (25,185)  (2,560)
                                                            --------  -------
                                                            $(22,344) $   --
                                                            ========  =======
   Long-term deferred tax assets (liabilities):
     Deferred compensation................................. $  6,503  $ 3,252
     Depreciation..........................................    4,337    2,205
     Accrued liabilities...................................    1,235      --
     Net operating loss carryforward.......................   34,773      --
                                                            --------  -------
                                                              46,848    5,457
     Intangible assets, principally due to differences in
      basis and amortization...............................      (71)    (112)
     Property and equipment................................  (28,789)    (752)
                                                            --------  -------
                                                             (28,860)    (864)
                                                            --------  -------
                                                            $ 17,988  $ 4,593
                                                            ========  =======

  The Company has analyzed the sources and expected reversal periods of its deferred tax assets. The Company believes that the tax benefits attributable to deductible temporary differences will be realized by recognition of future taxable amounts. Accordingly, the Company believes a valuation allowance for its federal deferred tax assets is not necessary.

  At December 31, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $99.4 million which, if not utilized to reduce taxable income in future periods, will expire in 2012.

  The Company is included in the consolidated federal income tax return of the Majority Shareholder, which has a July 31 year-end for income tax purposes. There is a tax allocation agreement between the Company and the Majority Shareholder which encompasses U. S. federal tax consequences. The Company is responsible to the Majority Shareholder to the extent of income taxes for which the Company and its subsidiaries would have been liable if the Company had filed a consolidated federal income tax return, giving effect to any loss or credit carryover belonging to the Company and its subsidiaries from periods after the Effective Date (defined below). The Majority Shareholder would be responsible to the Company to the extent an unused loss or credit can be carried back to an earlier taxable period after the Effective Date.

  The tax agreement was amended effective as of January 1, 1997 (the "Effective Date"). Prior to the amendment, the Company was responsible to the Majority Shareholder for its share of the current consolidated income tax liabilities. The Majority Shareholder was responsible to the Company to the extent that the Company's income tax attributes were utilized by the Majority Shareholder to reduce its consolidated income

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

tax liabilities, subject to certain limitations on net operating loss and credit carryforwards. At December 31, 1996, the income tax benefit receivable from Majority Shareholder of approximately $11.1 million was canceled, which resulted in a reduction of additional paid-in capital.

  In certain cases, differences may arise between amounts reported in the financial statements under generally accepted accounting principles and the amounts actually payable or receivable under the tax allocation agreement. Those differences are generally reported as adjustments to capital, as in-substance dividends.

(14) RELATED PARTY TRANSACTIONS

 (a) Transactions with Majority Shareholder

  The Majority Shareholder incurs certain costs on the Company's behalf, including primarily insurance and corporate transportation services, and allocates such costs to the Company based on actual usage. The cost to the Company for such services was approximately $4.3 million, $2.1 million and $2.5 million in the years ended December 31, 1997, 1996 and 1995, respectively. In addition, accounts receivable from (payable to) the Majority Shareholder are recognized to reflect federal income tax benefits receivable (income taxes payable) pursuant to the tax allocation agreement between the Company and the Majority Shareholder. Advances from Majority Shareholder of approximately $19.1 million outstanding at December 31, 1996 were repaid in 1997.

  The Company has agreed to indemnify the Majority Shareholder and its subsidiaries against any costs or losses incurred by them as a result of their providing credit support to the Company (in the form of collateral pledges, guarantees, performance bonds or otherwise).

 (b) Transactions with Other Related Parties

  The Company leases its corporate office in Denver, Colorado from an affiliate of the Majority Shareholder. The cost to the Company for such lease was approximately $1.4 million, $1.2 million and $1.0 million in the years ended December 31, 1997, 1996 and 1995, respectively.

  The Majority Shareholder owned approximately 25% of Southern Pacific Rail Corporation and its subsidiaries ("SPRC") at December 31, 1995. In September 1996, SPRC was acquired by Union Pacific Corporation. As a result of this transaction, the Majority Shareholder's ownership was reduced to approximately 5% of Union Pacific Corporation, and SPRC ceased to be a related party. While a related party, the Company provided telecommunications services to SPRC and charged SPRC approximately $1.5 million and $3.6 million in the years ended December 31, 1996 and 1995, respectively. Additionally, the Company purchased and has made future commitments relating to right-of-way easements from SPRC and utilizes specialized SPRC personnel and equipment for its construction projects. While a related party, SPRC charged the Company approximately $3.3 million and $2.2 million for these services in the years ended December 31, 1996 and 1995, respectively.

 (c) Equity Contribution From Majority Shareholder

  On November 11, 1996, the former president and chief executive of the Company resigned his position. Upon his resignation, the Majority Shareholder forgave a note receivable from him in the amount of approximately $1.0 million. This charge was allocated to the Company in 1996 and is included in selling, general and administrative expenses and additional paid-in capital in the Company's consolidated financial statements.

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of notes and other receivables approximate fair value due to the relatively short period of time between the origination of these instruments and their expected realization. The carrying amount of long-term right-of-way obligation approximates fair value since it is based upon current interest rates of obligations with similar maturities.

(16) COMMITMENTS AND CONTINGENCIES

 (a) Network Construction Project

  In 1996, the Company commenced construction of the Qwest Network. The Company projects its total remaining cost at December 31, 1997 for completing the construction of the Qwest Network will be approximately $1.1 billion. This amount includes the Company's remaining commitment through December 31, 1998 to purchase a minimum quantity of materials for approximately $147.0 million as of December 31, 1997, subject to quality and performance expectations, and contracts for the construction of conduit systems aggregating approximately $24.7 million.

 (b) Network and Telecommunications Capacity Exchanges

  The Company enters into agreements to exchange telecommunications capacity rights and to exchange network assets. In 1997, the Company entered into agreements to acquire network assets from unrelated third parties in exchange for certain of the Company's network assets under construction. Title to the network assets will pass to the exchange parties upon completion of construction and consummation of the exchange.

  In January 1998, the Company entered into an agreement to acquire long-term telecommunications capacity rights from an unrelated third party in exchange for long-term telecommunications capacity rights along segments of the Qwest Network under construction. The exchange agreement provides for the payment of cash by either of the parties for any period during the contract term in which a party provides less than the contracted telecommunications capacity. It is anticipated that the Company will make cash payments for a portion of the telecommunications capacity it receives pursuant to the agreement until it completes construction of the Qwest Network. The exchange agreement provides for liquidating damages to be levied against the Company in the event the Company fails to deliver the telecommunications capacity, in accordance with the agreed-upon timetable.

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 (c) Leases and Telecommunications Service Commitments

  The Company leases certain terminal locations and office space under operating lease agreements and has committed to use certain telecommunications capacity services. Future minimum payments under noncancelable operating lease and service commitments as of December 31, 1997 are as follows (in thousands):

                                                   CAPACITY
                                                    SERVICE   OPERATING
                                                  COMMITMENTS  LEASES    TOTAL
                                                  ----------- --------- -------
   Year ended December 31:
     1998........................................   $3,977     $ 6,187  $10,164
     1999........................................      250       5,113    5,363
     2000........................................      --        3,170    3,170
     2001........................................      --        2,280    2,280
     2002........................................      --        1,950    1,950
     Thereafter..................................      --        4,848    4,848
                                                    ------     -------  -------
       Total minimum payments....................   $4,227     $23,548  $27,775
                                                    ======     =======  =======

  Capacity service expenses are included in telecommunications service expenses. Amounts expensed related to capacity service commitments in the years ended December 31, 1997, 1996 and 1995 were approximately $7.3 million, $19.0 million and $19.6 million, respectively.

  Amounts expensed in the years ended December 31, 1997, 1996 and 1995 related to operating leases were approximately $6.2 million, $5.0 million and $4.6 million, respectively.

 (d) Mexico Fiber Purchase Agreement

  In July 1997, the Company entered into an agreement with an unrelated third party whereby the Company will receive (i) four dark fibers along a 2,220 kilometer route to be constructed in Mexico by the third party, and (ii) certain construction inventory and value-added tax refunds, totaling approximately $2.9 million. In exchange for these assets, the third party will receive the stock of the Company's subsidiary, SP Servicios de Mexico S. A. de
C. V., and approximately $6.7 million upon the achievement of certain milestones.

(17) GROWTH SHARE PLAN

  The Company has a Growth Share Plan (the "Plan") for certain of its employees and directors. A "Growth Share" is a unit of value based on the increase in value of the Company over a specified measurement period. All Growth Share grants made through December 31, 1997 have been made based on a beginning Company value that was greater than or equal to the fair value of the Company at the grant date. The total number of Growth Shares is set at 10 million and the maximum presently available for grant under the Plan is 850,000. All participants, except those granted Growth Shares under the October 1996 Plan, vested fully upon completion of the Company's IPO and settlement was made with 2,591,532 common shares, net of amounts relating to tax withholdings of approximately $21.9 million. Growth Shares granted under the October 1996 Plan vest at the rate of 20% for each full year of service completed after the grant date subject to risk of forfeiture and are to be settled with the Company's Common Stock. The future compensation expense associated with the remaining shares has been capped at $11.00 per share, or approximately $23.4 million, and will be amortized as expense over the remaining approximately four-year vesting period. At December 31, 1997, approximately $14.9 million is included in other long-term liabilities related to outstanding Growth Shares. The Company does not presently

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

intend to make any additional Growth Share grants under this plan. Certain triggering events, such as a change in control of the Company, cause immediate vesting of the remaining Growth Shares and would result in accelerated expense recognition of all unamortized compensation. Participants receive their vested portion of the increase in value of the Growth Shares upon a triggering event, which includes the end of a Growth Share performance cycle.

  The Company has estimated an increase in value of the Growth Shares during 1997 and has recorded approximately $73.5 million of additional compensation expense for this plan in the year ended December 31, 1997. Had the Company accounted for compensation under the Growth Share Plan pursuant to the fair value method in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the amount of compensation would not have been different from what has been reflected in the accompanying consolidated financial statements.

  The following table summarizes Growth Share grants and Growth Shares outstanding:

                                                                    OUTSTANDING
                                                                   GROWTH SHARES
                                                                   -------------
   December 31, 1994..............................................    676,000
     1995 grants..................................................     11,000
     1995 forfeitures.............................................    (42,500)
                                                                     --------
   December 31, 1995..............................................    644,500
     1996 grants..................................................     67,500
     1996 forfeitures and settlements.............................   (436,600)
                                                                     --------
   December 31, 1996..............................................    275,400
     1997 grants..................................................    358,050
     1997 settlements.............................................   (253,950)
                                                                     --------
   December 31, 1997..............................................    379,500
                                                                     ========

  The Company estimated an increase in value of the Growth Shares at December 31, 1996 due to the signing of an agreement to provide an indefeasible right of use to a major customer and recorded approximately $13.1 million of additional compensation expense in 1996, approximately $6.0 million of which is payable subsequent to December 31, 1997. No expense was recognized in the accompanying consolidated financial statements for the year ended December 31, 1995, as there were no significant compensatory elements in that period.

(18) CAPITAL STOCK

  On January 20, 1998, the Board of Directors declared a stock dividend of one share for every share outstanding to stockholders of record as of February 2, 1998, to be distributed on February 24, 1998. This dividend was accounted for as a two for one stock split. All share and per share information included in the consolidated financial statements and the notes hereto have been adjusted to give retroactive effect to the change in capitalization.

  On May 23, 1997, the Board of Directors approved a change in the Company's capital stock to authorize 400 million shares of $.01 par value Common Stock (of which 20 million shares are reserved for issuance under the Equity Incentive Plan, 2 million shares are reserved for issuance under the Growth Share Plan, and 8.6 million shares are reserved for issuance upon exercise of warrants, as described below), and 25 million shares of $.01 par value Preferred Stock. On May 23, 1997, the Board of Directors declared a stock dividend to the existing

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

stockholder of 172,980,000 shares of Common Stock, which was paid immediately prior to the effectiveness of the registration statement on June 23, 1997. This dividend was accounted for as a stock split. The Company completed the IPO of 31,050,000 shares of Common Stock on June 27, 1997, raising net proceeds of approximately $319.5 million.

  Effective May 23, 1997, the Company sold to an affiliate of the Majority Shareholder for $2.3 million in cash, a warrant to acquire 8.6 million shares of Common Stock at an exercise price of $14.00 per share, exercisable on May 23, 2000. The warrant is not transferable. Stock issued upon exercise of the warrant will be subject to restrictions on sale or transfer for two years after exercise.

  Effective June 23, 1997, the Company adopted the Equity Incentive Plan. This plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to key employees of the Company and affiliated companies and key consultants to the Company and affiliated companies who are responsible for the Company's growth and profitability. A maximum of 20 million shares of Common Stock may be subject to awards under the Equity Incentive Plan.

  The Company's Compensation Committee (the "Committee") determines the exercise price for each option; however, stock options must have an exercise price that is at least equal to the fair market value of the Common Stock on the date the stock option is granted, subject to certain restrictions.

  Stock option awards generally vest in equal increments over a five-year period, and awards granted under the Equity Incentive Plan will immediately vest upon any change in control of the Company, as defined, unless provided otherwise by the Committee at the time of grant. Options granted in 1997 have terms ranging from six to ten years.

  Stock option transactions during 1997 were as follows:

                                                    NUMBER OF   WEIGHTED AVERAGE
                                                     OPTIONS     EXERCISE PRICE
                                                    ----------  ----------------
   Outstanding January 1, 1997.....................        --           --
   Granted......................................... 13,958,000       $15.88
   Exercised.......................................    (12,000)      $11.00
                                                    ----------
   Outstanding December 31, 1997................... 13,946,000       $15.89
                                                    ==========
   Exercisable December 31, 1997...................  1,340,000       $11.00
                                                    ==========

  The following table summarizes certain information about the Company's stock options at December 31, 1997:

                                    NUMBER OF  WEIGHTED AVERAGE
          RANGE OF EXERCISE          OPTIONS      REMAINING     WEIGHTED AVERAGE
               PRICES              OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE
   ------------------------------- ----------- ---------------- ----------------
   $ 7.50 - $11.00................  8,654,000        5.6             $10.80
   $14.69 - $18.06................    535,000        9.6             $15.84
   $22.88 - $24.00................  3,100,000        9.7             $23.15
   $25.13 - $30.19................  1,657,000        9.9             $29.39
                                   ----------
   $ 7.50 - $30.00................ 13,946,000        7.2             $15.88
                                   ==========

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


  Compensation expense recognized for grants under the Equity Incentive Plan was not material in 1997. If compensation expense for the Equity Incentive Plan had been determined using the fair value method described in SFAS 123, the Company's net earnings and earnings per share for 1997 would have been reduced to the pro forma amounts shown in the following table (in thousands, except per share information):

                                                                         1997
                                                                        -------
   Net earnings
     As reported....................................................... $14,523
     Pro forma.........................................................     861
   Earnings per share--basic
     As reported.......................................................    0.08
     Pro forma.........................................................     --
   Earnings per share--diluted
     As reported.......................................................    0.07
     Pro forma.........................................................     --

  The weighted-average fair value of each option grant is estimated as of the date of grant to be $7.94 using the Black-Scholes option pricing model, with the following weighted average assumptions: risk-free interest rate of 5.8%, no expected dividend yields, expected option lives of 7.6 years, and expected volatility of 31%.

(19) EARNINGS (LOSS) PER SHARE

  The following is a reconciliation of the denominators of the basic and diluted earnings per share computations (in thousands, except per share information):

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997     1996      1995
                                                   -------- --------  --------
   Net earnings (loss)...........................  $ 14,523 $ (6,967) $(25,131)
                                                   ======== ========  ========
   Shares:
   Weighted average number of shares outstanding
    during the period for computing basic
    earnings per share...........................   190,505  173,000   173,000
                                                   -------- --------  --------
   Incremental common shares attributable to
    dilutive securities:
    Common shares issuable for warrants..........     1,635      --        --
    Common shares issuable under stock option
     plan........................................     1,621      --        --
    Common shares issuable for outstanding growth
     shares......................................       294      --        --
                                                   -------- --------  --------
   Number of shares as adjusted for purposes of
    computing diluted earnings per share.........   194,055  173,000   173,000
                                                   ======== ========  ========
   Earnings per share--basic.....................  $   0.08 $  (0.04) $  (0.15)
                                                   ======== ========  ========
   Earnings per share--diluted...................  $   0.07 $  (0.04) $  (0.15)
                                                   ======== ========  ========

  The weighted average number of options to purchase common stock that was excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 800,000 for 1997.

(20) 401(K) PLAN

  The Company sponsors a 401(k) Plan (the "Plan") which permits employees to make contributions to the Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. All full-time employees

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

are eligible to participate after one year of service. The Company contributes a base percentage and matches a portion of the voluntary employee contributions. The cost of the Plan charged to expense was not material in the periods presented in the consolidated financial statements.

(21) SIGNIFICANT CUSTOMERS

  During the years ended December 31, 1997, 1996 and 1995, two or more customers, in aggregate, have accounted for 10% or more of the Company's total revenue in one or more periods, as follows:

                                     CUSTOMER A CUSTOMER B CUSTOMER C CUSTOMER D
                                     ---------- ---------- ---------- ----------
   1997.............................      6%        31%        37%       --
   1996.............................     28%        26%       --           4%
   1995.............................      7%       --         --          35%

  At December 31, 1997 and 1996, one or more of the customers described above have accounted for 10% or more of the Company's combined accounts receivable, net, and costs and estimated earnings in excess of billings, as follows:

                                     CUSTOMER A CUSTOMER B CUSTOMER C
                                     ---------- ---------- ----------
   1997.............................    --          26%        32%
   1996.............................     11%        20%       --

(22) SUBSEQUENT EVENTS

  In January 1998, the Company entered into a merger agreement (the "Merger Agreement") with an unrelated third party non-facilities-based reseller of long distance services. In the Merger, each outstanding share of the third party's Common Stock (including shares of the third party's Common Stock issued upon conversion of its Series I Stock) will be acquired for that many shares of the Qwest's Common Stock having an aggregate market value equal to $28.5 million, reduced by certain adjustments and limitations to $26.8 million, and future payments of $4.0 million. The proposed acquisition is subject to certain closing conditions that include requisite shareholder approval. If consummated, the proposed acquisition will be accounted for using the purchase method of accounting.

  Also in January 1998, the Company signed a long-term contract to provide an unrelated third party telecommunications capacity along approximately 10,000 route miles of the Qwest Network (the "Contract"). In consideration, the Company will receive 19.99% of the third party's common stock and up to $310.0 million in cash over an extended payment term. There are restrictions on the sale by the Company of the unrelated third party's common stock, and the unrelated third party has the right to repurchase the common stock until the Contract's second anniversary. The Company will also receive monthly operations and maintenance fees over the term of the multi-year Contract. Prior to delivery of the telecommunications capacity and acceptance by the unrelated third party, the unrelated third party has the right to purchase interim capacity from the Company. The total cash consideration under the Contract will be reduced by 60% of the sums paid by the unrelated third party for purchases of interim capacity. Pursuant to the terms of the Contract, the unrelated third party may require the Company to purchase an additional $10.0 million of its common stock. If the Company fails to complete at least 75% of the unrelated third party's network by the Contract's third anniversary, the unrelated third party may at its option either: (i) accept the completed portion and pay for it on a pro rata basis; or (ii) terminate the Contract and require the Company to return all consideration received.

           QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


  On March 8, 1998, the Company signed a definitive merger agreement with an unrelated third party communications services provider. The boards of directors of each company have approved the merger. The terms of the merger agreement call for the acquisition of all of the third party's outstanding common shares and the assumption of all of the third party's stock options by the Company. The purchase price of the all-stock transaction is anticipated to be approximately $4.4 billion. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

(23) SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE INFORMATION) (UNAUDITED)


                                                      1997
                            ---------------------------------------------------------
                            FIRST QUARTER SECOND QUARTER THIRD QUARTER FOURTH QUARTER
                            ------------- -------------- ------------- --------------
   Revenue.................   $ 72,693       $228,673      $188,955       $206,382
   Earnings (loss) from
    operations.............    (12,644)        (7,098)       19,860         23,363
   Net earnings (loss).....     (4,776)        (5,612)       12,651         12,260
   Earnings (loss) per
    share--basic...........      (0.03)         (0.03)         0.06           0.06
   Earnings (loss) per
    share--diluted.........      (0.03)         (0.03)         0.06           0.06
                                                      1996
                            ---------------------------------------------------------
                            FIRST QUARTER SECOND QUARTER THIRD QUARTER FOURTH QUARTER
                            ------------- -------------- ------------- --------------
   Revenue.................   $ 34,632       $ 50,871      $ 44,333       $101,160
   Earnings (loss) from
    operations.............    (14,653)        (2,262)          571          4,330
   Net earnings (loss).....     (9,979)        (2,376)        3,454          1,934
   Earnings (loss) per
    share--basic...........      (0.06)         (0.01)         0.02           0.01
   Earnings (loss) per
    share--diluted.........      (0.06)         (0.01)         0.02           0.01

  The Company adopted SFAS 128 in the fourth quarter of 1997. All per share information reflected in the selected consolidated quarterly financial data above has been restated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

  The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in the Company's definitive proxy statement for the Company's annual meeting of stockholders to be filed with the Commission within 120 days after December 31, 1997.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                   GLOSSARY

Access charges         The fees paid by long distance carriers to LECs for
                       originating and terminating long distance calls on the LECs' local networks.

ATM (Asynchronous
 Transfer Mode)        An information transfer standard that is one of a
                       general class of packet technologies that relay traffic by way of an address contained within the first five bytes of a standard fifty-three-byte long packet or cell. The ATM format can be used by many different information systems, including local area networks, to deliver traffic at varying rates, permitting a mix of voice, data and video (multimedia).

AT&T                   AT&T Corp.

Bandwidth              The relative range of analog frequencies or digital
                       signals that can be passed through a transmission medium, such as glass fibers, without distortion. The greater the bandwidth, the greater the information carrying capacity. Bandwidth is measured in Hertz
                       (analog) or Bits Per Second (digital).

Capacity               Refers to transmission.

Carrier A provider of communications transmission services by fiber, wire or radio.

CLEC (Competitive
 Local Exchange        A company that competes with LECs in the local services
 Carrier)              market.

Common Carrier         A government-defined group of private companies
                       offering telecommunications services or facilities to the general public on a non-discriminatory basis.

Dark Fiber             Fiber that lacks the requisite electronic and optronic
                       equipment necessary to use the fiber for transmission.

Digital Describes a method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission/switching technologies employ a sequence of discrete, distinct pulses to represent information, as opposed to the continuously variable analog signal.

DS-0, DS-1, DS-3       Standard telecommunications industry digital signal
                       formats, which are distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS-0 service has a bit rate of 64 kilobits per second and typically transmits only one voice conversation at a time. DS-1 service has a bit rate of
                       1.544 megabits per second and typically transmits 24 simultaneous voice conversations. DS-3 service has a bit rate of 45 megabits per second and typically transmits 672 simultaneous voice conversations.

Dense Wave Division
 Multiplexing          A technique for transmitting 8 or more different light
                       wave frequencies on a single fiber to increase the information carrying capacity.

DS-3 miles             A measure of the total capacity and length of a
                       transmission path, calculated as the capacity of the transmission path in DS-3s multiplied by the length of the path in miles.

Equal access           The basis upon which customers of interexchange
                       carriers are able to obtain access to their Primary
                       Interexchange Carriers' (PIC) long distance telephone network by dialing "1", thus eliminating the need to dial additional digits and an authorization code to obtain such access.

FCC                    Federal Communications Commission.

Frame Relay            A high-speed, data-packet switching service used to
                       transmit data between computers. Frame Relay supports data units of variable lengths at access speeds ranging from 56 kilobits per second to 1.5 megabits per second.
                       This service is well-suited for connecting local area networks, but is not presently well suited for voice and video applications due to the variable delays which can occur. Frame Relay was designed to operate at high speeds on modern fiber optic networks.

GTE                    GTE Intelligent Network Services Incorporated.

ISP (Internet
 Service Provider)     A company that provides businesses and consumers with
                       access to the Internet.

Interconnect           Connection of a telecommunications device or service to
                       the public switched telephone network ("PSTN").

Interexchange          A company providing inter-LATA or long distance
 carrier               services between LATAs on an intrastate or interstate
                       basis.

Kbps Kilobits per second, which is a measurement of speed for digital signal transmission expressed in thousands of bits per second.

LATAs (Local Access
 and Transport         The approximately 200 geographic areas that define the
 Areas)                areas between which the RBOCs currently are prohibited
                       from providing long distance services.

LEC (Local Exchange
 Carrier) A company historically providing local telephone services.

Lit fiber              Fiber activated or equipped with the requisite
                       electronic and optronic equipment necessary to use the fiber for transmission.

MCI                    MCI Communications, Inc.

Multiplexing           An electronic or optical process that combines a large
                       number of lower speed transmission lines into one high speed line by splitting the total available bandwidth into narrower bands (frequency division), or by allotting a common channel to several different transmitting devices, one at a time in sequence (time division).

OC-3, OC-48 and OC-    OC is a measure of SONET transmission optical carrier
 192                   level, which is equal to the corresponding number of
                       DS-3s (e.g., OC-3 is equal to 3 DS-3s and OC-48 is equal to 48 DS-3s).

RBOCs (Regional Bell
 Operating
 Companies)            The seven local telephone companies (formerly part of
                       AT&T) established as a result of the AT&T Divestiture
                       Decree.

Regeneration/amplifier Devices which automatically re-transmit or boost signals on an out-bound circuit.

Reseller A carrier that does not own transmission facilities, but obtains communications services from another carrier for resale to the public.

SONET (Synchronous
 Optical Network
 Technology)
                       An electronics and network architecture for variable-bandwidth products which enables transmission of voice, data and video (multimedia) at very high speeds.

SONET ring             A network architecture which provides for instantaneous
                       restoration of service in the event of a fiber cut by automatically rerouting traffic the other direction around the ring. This occurs so rapidly (in 50 milliseconds), it is virtually undetectable to the user.

Sprint
                       Sprint Corporation

Switch A device that selects the paths or circuits to be used for transmission of information and establishes a connection. Switching is the process of interconnecting circuits to form a transmission path between users and it also captures information for billing purposes.

Trunk                  A communications channel between two switches.
                       "Trunking" calls reduces the likelihood of traffic blockage due to network congestion. A trunked system combines multiple channels with unrestricted access in such a manner that user demands for channels are automatically "queued" and then allocated to the first available channel.

WorldCom
                       WorldCom, Inc.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) List of documents filed as part of this report:

1. Financial Statements--Included in Part II of this Form 10-K Consolidated
    Balance Sheets as of December 31, 1997 and 1996
    Consolidated Statements of Operations for the years ended December 31, 1997,
    1996 and 1995
    Consolidated Statements of Stockholders' Equity for the years ended December
    31, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows for the years ended December 31, 1997,
    1996 and 1995
    Notes to Consolidated Financial Statements
2. Financial Statement Schedules--Schedule II. Valuation and qualifying accounts
3. Exhibit Index:

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  2.1    Agreement and Plan of Merger, dated March 8, 1998, among the Company,
         LCI International, Inc. and a wholly-owned subsidiary of the Company, incorporated by reference to the same document filed as an exhibit to the Company's Form 8-K filed on March 9, 1998.
  2.2    Amended and Restated Agreement and Plan of Merger dated as of December
         31, 1997 among Phoenix Network, Inc., Qwest Communications
         International Inc. and Qwest 1997-5 Acquisition Corp., incorporated by reference to Exhibit A to the Proxy Statement/Prospectus that is part of the Registration Statement on Form S-4 as declared effective on
         February 12, 1998 (File No. 333-46145).
  3.1*   Amended and restated certificate of incorporation of the Company.
  3.2    By-laws of the Company, incorporated by reference to Exhibit 3 in Form
         10-Q for the quarter ended September 30, 1997 (File No. 000-22609).
  4.1(a) Indenture dated as of October 15, 1997 with Bankers Trust Company
         (including form of the Company's 9.47% Senior Discount Notes Due 2007 and 9.47% Series B Senior Discount Notes Due 2007 as an exhibit thereto), incorporated by reference to Exhibit 4.1 in Form S-4 as declared effective on January 5, 1998 (File No. 333-42847).
  4.1(b) Indenture dated as of August 28, 1997 with Bankers Trust Company
         (including form of the Company's 10 7/8% Series B Senior Notes Due
         2007 as an exhibit thereto) filed herewith
  4.1(c) Indenture dated as of January 29, 1998 with Bankers Trust Company
         (including form of the Company's 8.29% Senior Discount Notes Due 2008 and 8.29% Series B Senior Discount Notes Due as an exhibit thereto)
         filed herewith
  4.2    Registration Agreement dated January 29, 1998 with Salomon Brothers
         Inc. relating to the Company's 8.29% Senior Discount Notes Due 2008
         filed herewith.
  9.1    Voting Agreement dated March 8, 1998, relating to the Agreement and
         Plan of Merger referred to in Exhibit 2.1, incorporated by reference to the same document filed as an exhibit to the Company's Form 8-K filed on March 9, 1998.
 10.1*   Growth Share Plan, as amended, effective October 1, 1996.
 10.2*   Employment Agreement dated December 21, 1996 with Joseph P. Nacchio.
 10.3*   Promissory Note dated November 20, 1996 and Severance Agreement dated
         December 1, 1996 with Robert S. Woodruff.
 10.4    Equity Compensation Plan for Non-Employee Directors filed herewith
 10.5*+  IRU Agreement dated as of October 18, 1996 with Frontier
         Communications International Inc.
 10.6*+  IRU Agreement dated as of February 26, 1996 with WorldCom Network
         Services, Inc.
 10.7*+  IRU Agreement dated as of May 2, 1997 with GTE
 10.8*   Equity Incentive Plan
 10.9    Employment Agreement dated March 7, 1997 with Stephen M. Jacobsen filed herewith
 10.10   Employment Agreement dated October 8, 1997 with Lewis O. Wilks filed herewith

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.11   Employment Agreement dated September 26, 1997 with Brij Khandelwal filed herewith
 10.12   Employment Agreement dated September 19, 1997 with Larry Seese filed herewith
 10.13   Growth Share Plan Agreement with Joseph P. Nacchio, effective January
         1, 1997, and Amendment thereto, filed herewith
 10.14   NonQualified Stock Option Agreement with Joseph P. Nacchio, effective
         June 1997 filed herewith
 21      Subsidiaries of the Registrant, incorporated by reference to Exhibit
         21.1 in Form S-4 as declared effective on January 5, 1998 (File No.
         333-42847)
 23      Consent of KPMG Peat Marwick LLP filed herewith
 27      Financial Data Schedule filed herewith

Executive compensation plans and arrangements required to be filed and identified as such are filed as exhibits 10.1, 10.2, 10.3, 10.4, 10.8, 10.9, 10.10, 10.11 and 10.12.
--------
* Incorporated by reference to the exhibit of the same number in Form S-1 as declared effective on June 23, 1997 (File No. 333-25391).
+ Portions have been omitted pursuant to a previous request for confidential treatment that was granted by the Commission.

  UPON WRITTEN REQUEST OF ANY SHAREHOLDER, COPIES OF EXHIBITS INCLUDING THOSE INCORPORATED BY REFERENCE WILL BE SENT TO THE SHAREHOLDER FOR A REASONABLE CHARGE (THE COST OF MAKING AND SENDING THEM) BY FIRST CLASS MAIL WITHIN TWO BUSINESS DAYS OF RECEIPT OF SUCH REQUEST. ALL REQUESTS SHOULD BE ADDRESSED TO THE SECRETARY OF THE COMPANY AT QWEST TOWER, 555 SEVENTEENTH STREET, SUITE 1000, DENVER, CO 80202.

  (b) Reports on Form 8-K. On November 6, 1997, the Registrant filed a Current Report on Form 8-K describing the acquisition from NEWSUPERNET, a not-for-profit entity, of all of the issued and outstanding shares of capital stock of SuperNet, Inc., an internet service provider. On December 24, 1997, the Registrant filed an amended Current Report on Form 8-K providing the financial statements, pro forma financial information and exhibit required pursuant to the Form 8-K filed on November 6, 1997.

  (c) See Item 14(a)(3), above.

  (d) See Item 14(a)(2), above.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Qwest Communications International
                                           Inc., a Delaware corporation

                                                  /s/ Robert S. Woodruff
                                          By: _________________________________
                                             ROBERT S. WOODRUFF EXECUTIVE VICE
                                               PRESIDENT--FINANCE AND CHIEF
                                              FINANCIAL OFFICER AND TREASURER
                                                 (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

March 19, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                       TITLES                 DATE

       /s/ Philip F. Anschutz          Chairman of the          March 18, 1998
-------------------------------------   Board
         PHILIP F. ANSCHUTZ

        /s/ Joseph P. Nacchio          Director, President      March 19, 1998
-------------------------------------   and Chief Executive
          JOSEPH P. NACCHIO             Officer

       /s/ Robert S. Woodruff          Director, Executive      March 19, 1998
-------------------------------------   Vice President--
         ROBERT S. WOODRUFF             Finance, Chief
                                        Financial Officer,
                                        Principal
                                        Accounting Officer
                                        and Treasurer

        /s/ Cannon Y. Harvey           Director                 March 18, 1998
-------------------------------------
          CANNON Y. HARVEY

      /s/ Richard T. Liebhaber         Director                 March 18, 1998
-------------------------------------
        RICHARD T. LIEBHABER

        /s/ Douglas L. Polson          Director                 March 18, 1998
-------------------------------------
          DOUGLAS L. POLSON

         /s/ Craig D. Slater           Director                 March 18, 1998
-------------------------------------
           CRAIG D. SLATER

              SIGNATURE                         TITLE                DATE

        /s/ Jordon L. Haines            Director                March 18, 1998
-------------------------------------
          JORDAN L. HAINES

       /s/ W. Thomas Stephens           Director                March 18, 1998
-------------------------------------
         W. THOMAS STEPHENS

         /s/ Roy A. Wilkens             Director                March 18, 1998
-------------------------------------
           ROY A. WILKENS

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Qwest Communications International Inc.

  Under date of February 24, 1998, except as to note 22, which is as of March 8, 1998, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG Peat Marwick LLP
Denver, Colorado
February 24, 1998

                                                                     SCHEDULE II
QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS)

                                              ADDITIONS            DEDUCTIONS
                          BALANCE AT  ------------------------- ----------------- BALANCE AT
                         BEGINNING OF   CHARGED TO                 WRITE-OFFS,      END OF
      DESCRIPTION           PERIOD    PROFIT AND LOSS OTHER (1) NET OF RECOVERIES   PERIOD
      -----------        ------------ --------------- --------- ----------------- ----------
Year ended December 31,
 1997:
  Allowance for doubtful
   receivables--trade...    $3,669         7,768          75         (6,901)        $4,611
Year ended December 31,
 1996:
  Allowance for doubtful
   receivables--trade...    $2,621         2,841         --          (1,793)        $3,669
Year ended December 31,
 1995:
  Allowance for doubtful
   receivables--trade...    $1,253         1,758         646         (1,036)        $2,621

--------
(1)  Represents additions resulting from acquisitions