Form 10-Q
period 1998-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1998-05-06
CIK 1037949

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 000-22609

                                   ---------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                                   ---------


              DELAWARE                                 84-1339282
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


                               1000 QWEST TOWER
                                555 17TH STREET
                            DENVER, COLORADO 80202
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (303) 291-1400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 207,692,503 as of April 29, 1998.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                         QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.         FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets as of March 31,
                  1998 (Unaudited) and December 31, 1997....................  3
                Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1998 and 1997 (Unaudited)....  4
                Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1998 and 1997 (Unaudited)....  5
                Notes to Condensed Consolidated Financial Statements
                  (Unaudited)...............................................  6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations for the Three Months
                  Ended March 31, 1998 and 1997............................. 12

PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings........................................... 18

       Item 2.  Changes in Securities and Use of Proceeds................... 18

       Item 6.  Exhibits and Reports of Form 8-K............................ 18

Signature Page.............................................................. 20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 1998 and December 31, 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                     1998               1997
                                                                                  -----------        -----------
Assets                                                                            (unaudited)
Current assets:
  Cash and cash equivalents  ....................................                 $   573,161        $   379,784
  Accounts receivable, net.......................................                     114,073             78,250
  Costs and estimated earnings in excess of billings  ...........                     212,962            256,566
  Other current assets  .........................................                      12,128              9,342
                                                                                  -----------        -----------
     Total current assets  ......................................                     912,324            723,942
Property and equipment, net  ....................................                     772,594            614,640
Deferred income tax asset  ......................................                       6,143             17,988
Intangible and other long-term assets, net  .....................                      88,507             41,535
     Total assets  ..............................................                 $ 1,779,568        $ 1,398,105
                                                                                  ===========        ===========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses  ........................                 $   308,843        $   253,313
  Billings in excess of costs and estimated earnings  ...........                      21,184             21,390
  Deferred income tax liability  ................................                       5,340             22,344
  Current portion of long-term debt  ............................                       1,109             12,011
  Payable to Majority Shareholder  ..............................                       1,974              2,091
  Deferred revenue  .............................................                       5,021              4,273
                                                                                  -----------        -----------
     Total current liabilities  .................................                     343,471            315,422
Long-term debt  .................................................                     959,270            630,463
Other liabilities  ..............................................                      69,665             70,476
     Total liabilities  .........................................                   1,372,406          1,016,361
                                                                                  -----------        -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value; authorized 25.0 million
    shares; no shares issued and outstanding ....................                         --                 --
  Common stock - $.01 par value; authorized 400.0 million
    shares; 207.7 million shares and 206.6 million shares
    issued and outstanding at March 31, 1998 and December 31,
    1997, respectively ..........................................                       2,077              2,066

  Additional paid-in capital  ...................................                     443,661            411,605
  Accumulated deficit  ..........................................                     (38,576)           (31,927)
                                                                                  -----------        -----------
     Total stockholders' equity  ................................                     407,162            381,744
                                                                                  -----------        -----------
     Total liabilities and stockholders' equity  ................                 $ 1,779,568        $ 1,398,105
                                                                                  ===========        ===========


See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

                                                          1998         1997
                                                        --------     --------
Revenue:
 Carrier services  ..........................           $ 19,190     $ 11,199
 Commercial services  .......................             23,394        9,411
                                                        --------     --------
                                                          42,584       20,610
 Network construction services  .............            134,463       52,083
                                                        --------     --------
                                                         177,047       72,693
                                                        --------     --------
Operating expenses:
 Telecommunications services  ...............             32,695       18,063
 Network construction services  .............             93,117       36,265
 Selling, general and administrative  .......             44,428       13,947
 Growth share plan  .........................              2,301       13,100
 Depreciation and amortization  .............              8,031        3,962
                                                        --------     --------
                                                         180,572       85,337

Loss from operations  .......................             (3,525)     (12,644)
Other income (expense):
  Interest expense, net  ....................            (14,376)        (984)
  Interest income  ..........................              8,074          680
  Other income, net  ........................                 --        5,714
                                                        --------     --------
     Loss before income taxes  ..............             (9,827)      (7,234)
Income tax benefit  .........................             (3,178)      (2,458)
                                                        --------     --------
     Net loss  ..............................           $ (6,649)    $ (4,776)
                                                        ========     ========

Net loss per share--basic  ..................           $  (0.03)    $  (0.03)
                                                        ========     ========

Net loss per share--diluted  ................           $  (0.03)    $  (0.03)
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(IN THOUSANDS)
(UNAUDITED)

                                                                                           1998          1997
                                                                                        ----------    ----------
Net cash provided by operating activities  ........................................     $   53,540    $   33,359
                                                                                        ----------    ----------
Cash flows from investing activities:
  Proceeds from sale of contract rights  ..........................................             --         7,000
  Expenditures for property and equipment  ........................................       (142,107)      (63,922)
  Cash acquired in acquisition  ...................................................            463            --
                                                                                        ----------    ----------
    Net cash used in investing activities  ........................................       (141,644)      (56,922)
                                                                                        ----------    ----------
Cash flows from financing activities:
  Proceeds from exercise of employee stock options  ...............................          1,811            --
  Borrowings of long-term debt  ...................................................        300,000       270,000
  Repayments of long-term debt  ...................................................        (19,383)      (93,277)
  Debt issuance costs  ............................................................           (830)       (8,210)
  Net (payments to) advances from Majority Shareholder  ...........................           (117)        8,814
                                                                                        ----------    ----------
    Net cash provided by financing activities  ....................................        281,481       177,327
                                                                                        ----------    ----------
    Net increase in cash and cash equivalents  ....................................        193,377       153,764
Cash and cash equivalents, beginning of period  ...................................        379,784         6,905
                                                                                        ----------    ----------
Cash and cash equivalents, end of period  .........................................     $  573,161    $  160,669
                                                                                        ==========    ==========
Supplemental disclosure of cash flow information:
 Cash paid for interest, net  .....................................................     $    1,210    $    3,056
                                                                                        ==========    ==========

 Cash paid for taxes, other than to Majority Shareholder  .........................     $       37    $       68
                                                                                        ==========    ==========
Supplemental disclosure of significant non-cash investing and financing activities:
 Accrued capital expenditures  ....................................................     $    2,709    $   15,000
                                                                                        ==========    ==========

 Assets acquired, net of cash and liabilities assumed in acquisition...............     $   26,759    $       --
                                                                                        ==========    ==========

 Capital expenditures financed with equipment credit facility  ....................     $   14,888    $       --
                                                                                        ==========    ==========

 Income tax benefit attributable to exercise of employee stock options  ...........     $   (1,924)   $       --
                                                                                        ==========    ==========


See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND BACKGROUND

  Qwest Communications International Inc. (the "Company") was wholly-owned by Anschutz Company (the "Majority Shareholder") until June 27, 1997, when the Company issued common stock in an initial public offering (the "IPO"). As of March 31, 1998, the Majority Shareholder owned approximately 83.3% of the outstanding common stock of the Company. The Company is the ultimate holding company for the operations of Qwest Communications Corporation and subsidiaries ("Qwest").

  The Company is a developer and operator of telecommunications networks and facilities and operates in the telecommunications industry. It principally provides the following services within that industry:

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


(2)  BASIS OF PRESENTATION

  The accompanying unaudited interim condensed consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 include the accounts of the Company and all majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. Such financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  The Company has no elements of comprehensive income other than net income.

(3)  ACQUISITIONS AND OTHER TRANSACTION

  On March 8, 1998, the Company signed a definitive merger agreement with LCI International, Inc. ("LCI"), a communications services provider. The boards of directors of each company have approved the merger. The terms of the merger agreement call for the acquisition of all of LCI's outstanding common shares and the assumption of all of LCI's stock options by the Company. The purchase price of the all-stock transaction is anticipated to be approximately $4.4 billion. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

  If the LCI merger is consummated, the Company will no longer be included in the consolidated federal income tax return of its Majority Shareholder. As a result, the net operating losses for income tax purposes of the Company, included in the consolidated federal income tax returns of its Majority Shareholder from January 1, 1997 through the consummation date of the LCI merger, will not be available for use by the Company in its separate tax returns after the LCI merger. The Company recognized a deferred tax asset because it believed that the tax benefits attributable to its net income tax operating loss carryforwards would be realized by the recognition of future taxable amounts under the terms of its tax sharing agreement with its Majority Shareholder. Based on an analysis of the tax attributes of the Company and its Majority Shareholder, the Majority Shareholder will not be able to realize the benefit of the Company's net operating losses. Accordingly, the deferred tax assets attributable to the Company's net operating loss carryforwards, calculated on a separate return basis, will be reported on the consummation date of the LCI merger as an adjustment to the Company's capital in the form of an in-substance dividend.

  The aggregate purchase price was allocated as follows (in thousands):


        Working capital..............................       $(8,891)
        Property and equipment.......................         2,912
        Goodwill.....................................        46,229
        Litigation liability.........................        (4,000)
        Other........................................        (9,028)
                                                            -------
                                                            $27,222
                                                            =======


  The results of operations of Phoenix were included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The following pro forma operating results of the Company and Phoenix for the three months ended March 31, 1998 and 1997 have been prepared assuming the acquisition had been consummated on January 1, 1997 (in thousands, except per share amounts):


                                                         1998         1997
                                                       --------     -------
        Revenue......................................  $193,854     $94,051
        Net loss.....................................   (10,558)     (7,093)
        Loss per share basic.........................  $  (0.05)    $ (0.04)
        Loss per share diluted.......................  $  (0.05)    $ (0.04)


  On April 14, 1998, the Company acquired EUnet International Limited ("EUnet"), a European internet service provider with business units operating in 13 European countries for approximately $154.4 million in cash and Company common stock. Within three weeks of the closing of the acquisition, certain EUnet stockholders and optionholders will receive approximately 3.6 million newly issued shares of Company common stock, having a value of approximately $135.3 million (based upon a deemed value of approximately $37.42 per share), and approximately $4.7 million in cash. In addition, in connection with the registration of the resale of the shares of Company common stock issued in the transaction under the Securities Act of 1933 (the "Act"), EUnet stockholders will receive at the Company's option, either (i) approximately $14.4 million in cash (plus interest to the date of payment) or (ii) additional newly issued shares of Company common stock having the value of such cash payment, based upon an average of the Company common stock closing prices for 15 consecutive trading days commencing 20 trading days before the effective date of registration. Of the number of shares of Company common stock to be issued in the transaction, .6 million shares will be placed in escrow for two years, and may be recovered by the Company, to satisfy any indemnification claims. The EUnet acquisition will be accounted for as a purchase. The shares of Company common stock will be issued to EUnet stockholders and optionholders in a private placement exempt from registration under the Act. The Company has agreed to undertake the registration of the resale of the shares of Company common stock under the Act not later than the earlier of (i) three weeks after the closing of the previously announced LCI merger or (ii) September 30, 1998 (or, under certain circumstances, a later date, but no later than October 31, 1998).

  In January 1998, the Company signed a long-term contract to provide Apex Global Internet Services, Inc. ("AGIS"), an internet service provider, telecommunications capacity along approximately 10,000 route miles of the Qwest Network. The Company received, on a contingent basis, 19.99% of AGIS's common stock and will receive up to $310.0 million in cash over an extended payment term. There are restrictions on the sale by the Company of AGIS's common stock, and AGIS has the right to repurchase the common stock until the contract's second anniversary. The Company will also receive monthly operations and maintenance fees totaling approximately $251.0 million over the term of the multi-year contract. Prior to delivery of the telecommunications capacity and acceptance by AGIS, AGIS has the right to purchase interim capacity from the Company. The total cash consideration under the contract will be reduced by 60% of the sums paid by AGIS for purchases of interim capacity. Pursuant to the terms of the contract, AGIS may require the Company to purchase an additional $10.0 million of its common stock. If the Company fails to complete at least 75% of AGIS's network by the contract's third anniversary, AGIS may, at its option, either accept the completed portion and pay for it on a pro rata basis or terminate the contract and require the Company to return the consideration received.


(4)  NETWORK CONSTRUCTION SERVICES

  Costs and billings on uncompleted contracts included in the accompanying consolidated financial statements were as follows (in thousands):

                                                                                MARCH 31,           DECEMBER 31,
                                                                                   1998                 1997
                                                                                ---------            ---------
     Costs incurred on uncompleted contracts.............................       $ 566,618            $ 473,760
     Estimated earnings..................................................         279,251              238,191
                                                                                ---------            ---------
                                                                                  845,869              711,951
     Less: billings to date..............................................         654,091              476,775
                                                                                ---------            ---------
                                                                                $ 191,778            $ 235,176
                                                                                =========            =========

     Costs and estimated earnings in excess of billings..................       $ 212,962            $ 256,566
     Billings in excess of costs and estimated earnings..................         (21,184)             (21,390)
                                                                                ---------            ---------
                                                                                $ 191,778            $ 235,176
                                                                                =========            =========
     Revenue the Company expects to realize for work to be
       performed on the above uncompleted contracts......................       $ 393,371            $ 506,791
                                                                                =========            =========

  The Company has entered into various agreements to provide indefeasible rights of use of multiple fibers along the Qwest Network, an approximately 16,250 route-mile, coast-to-coast, technologically advanced fiber optic telecommunications network. Such agreements include contracts with three major customers for an aggregate purchase price of approximately $1.0 billion. The Company obtained construction performance bonds totaling $175.0 million.
Network Construction Services revenue relating to the contracts with these major customers was approximately $106.5 million and $49.0 million for the three months ended March 31, 1998 and 1997, respectively. Progress billings are made upon customers' acceptance of performance milestones.

  Although these construction agreements provide for certain penalties if the Company does not complete construction within the time frames specified within the agreements, management does not anticipate that the Company will incur any substantial penalties under these provisions.

(5)   Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consisted of the following (in thousands):

                                                     March 31,       DECEMBER 31,
                                                       1998              1997
                                                     ---------       -----------
  Accounts payable  .............................    $ 100,231       $    80,862
  Construction accrual  .........................       94,366            75,543
  Property, sales and other taxes  ..............       42,218            33,926
  Accrued interest  .............................       14,075             7,704
  Right-of-way obligations  .....................       35,222            34,006
  Other  ........................................       22,731            21,272
                                                     ---------       -----------
  Accounts payable and accrued expenses  ........    $ 308,843       $   253,313
                                                     =========       ===========

(6)   Long-Term Debt

  Long-term debt consisted of the following (in thousands):

                                                     March 31,       DECEMBER 31,
                                                       1998              1997
                                                     ---------       -----------
  8.29% Notes....................................    $ 304,353       $        --
  9.47% Notes  ..................................      365,194           356,908
  10 7/8% Notes  ................................      250,000           250,000
  Equipment credit facility  ....................       37,492            22,604
  Capital lease and other obligations  ..........        3,340            12,962
                                                     ---------       -----------
  Total debt  ...................................      960,379           642,474
     Less current portion  ......................       (1,109)          (12,011)
                                                     ---------       -----------
  Long-term debt  ...............................    $ 959,270       $   630,463
                                                     =========       ===========

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

  In connection with the sale of the 8.29% Notes, the Company agreed to make an offer to exchange new notes (the "Exchange Offer"), registered under the Act and with terms identical in all material respects to the 8.29% Notes, for the 8.29% Notes or, alternatively, to file a shelf registration statement under the Act with respect to the 8.29% Notes. In April 1998, the Company filed a registration statement with respect to the Exchange Offer. If the Exchange Offer registration statement is not declared effective within specified time periods or, after being declared effective, ceases to be effective during specified time periods (a "Registration Default"), additional cash interest will accrue at a rate per annum equal to 0.50% of the principal amount at maturity of the 8.29% Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum of the principal amount at maturity of the 8.29% Notes up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

   The indentures for the 8.29% Notes contain certain covenants that, among other things, limit the ability of the Company and certain of its subsidiaries (the "Restricted Subsidiaries") to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Company or its Restricted Subsidiaries, issue or sell capital stock of the Company's Restricted Subsidiaries or enter into certain mergers and consolidations.

   In February 1998, the Company completed an exchange of the 9.47% Series B Senior Discount Notes (the "9.47% Exchange Notes"), registered under the Act, for all of the $555.9 million in principal amount at maturity of 9.47% Senior Discount Notes, due 2007 (the "9.47% Notes.") The 9.47% Exchange Notes are identical in all material respects to the originally issued 9.47% Notes.


(7)  COMMITMENTS AND CONTINGENCIES

 (a) Network Construction Project

  In 1996, the Company commenced construction of the Qwest Network. The Company estimates the total cost to construct and activate the Qwest Network and complete construction of the dark fiber sold to Frontier, WorldCom and GTE will be approximately $2.0 billion . The Company projects its total remaining cost at March 31, 1998 for completing the construction of the Qwest Network will be approximately $1.0 billion. This amount includes the Company's remaining commitment through December 31, 1998 to purchase a minimum quantity of materials for approximately $112.0 million as of March 31, 1998, subject to quality and performance expectations, and contracts for the construction of conduit systems aggregating approximately $50.2 million.

 (b) Network and Telecommunications Capacity Exchanges

  In January 1998, the Company entered into an agreement to acquire long-term telecommunications capacity rights from an unrelated third party in exchange for long-term telecommunications capacity rights along segments of the Qwest Network under construction. The exchange agreement provides for the payment of cash by either of the parties for any period during the contract term in which a party provides less than the contracted telecommunications capacity. Pursuant to the agreement, the Company may be required to make cash payments for a portion of the telecommunications capacity it receives until it completes construction of the Qwest Network. The exchange agreement provides for liquidating damages to be levied against the Company in the event the Company fails to deliver the telecommunications capacity, in accordance with the agreed-upon timetable.

 (c) Legal Matters

   As of the filing of this Form 10-Q, the Company is aware of two lawsuits that have been filed in the Court of Chancery of the State of Delaware relating to the LCI merger. The first suit, Miri Shapiro v. William F. [Mc]Connell, et al., was filed on March 9, 1998 and names LCI, certain of its directors and the Company as defendants. The second suit, Alfred Rehm v. H. Brian Thompson, et al., was filed on March 12, 1998 and names LCI, certain of its directors and the Company as defendants. Each suit was brought by a purported stockholder of LCI, individually and allegedly as a class action on behalf of all stockholders of LCI. Generally these suits allege breach of fiduciary duty by the Board of Directors of LCI in connection with the Qwest merger agreement. They seek preliminary and permanent injunctive relief prohibiting the consummation of the merger, unspecified damages and other relief.

   On May 5, 1998, the Company and LCI entered into proposed settlement with the plaintiffs in the Shapiro and Rehm actions. Pursuant to the Memorandum of Understanding entered into by counsel for the Company, LCI and the plaintiffs, the Company and LCI agreed to (i) include financial information with respect to the quarter ended March 31, 1998 in a joint proxy statement/prospectus filed as part of the Registration Statement on Form S-4 to be filed pursuant to the Act in connection with the issuance of shares to consummate the merger, (ii) request LCI's financial advisor to issue an opinion with respect to the fairness of the merger consideration dated as of the date of the joint proxy statement/prospectus, (iii) reduce the termination fee associated with the proposed merger from $133.0 million to $125.0 million, (iv) include in the joint proxy statement/prospectus additional disclosure regarding actions by LCI and its representatives regarding alternative business combination transactions and
(v) not oppose a proposal for legal fees and expenses by the plaintiff's attorneys in the amount of not more than approximately $.4 million. Pursuant to the proposed settlement, the actions will be dismissed with prejudice and the defendants will be released from all claims that were or could have been asserted in the actions. Because the Shapiro and Rehm actions are class actions, the proposed settlement is subject to reasonable confirmatory discovery, certification of the plaintiff class, notice to the class and Court approval.


(8)  LOSS PER SHARE

  The weighted average number of shares used for computing basic and diluted loss per share was 206.7 million and 173.0 million for the three months ended March 31, 1998 and 1997, respectively. The weighted average number of options to purchase common stock that was excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 2.3 million for the three months ended March 31, 1998.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including statements about the Company's plans to complete its approximately 16,250 route mile, coast-to-coast, technologically advanced, fiber optic telecommunications network (the "Qwest Network"), expectations as to funding its capital requirements, anticipated expansion of carrier and commercial services, regulatory and pricing trend projections, and other statements of expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied by the statements. Important factors that could prevent the Company from achieving its stated goals include, but are not limited to: (i) failure by the Company and LCI International, Inc. ("LCI") to consummate their merger on a timely basis or at all; (ii) failure of the Company to manage effectively, cost efficiently and on a timely basis the construction of the Qwest Network; (iii) failure to enter into additional customer contracts to sell dark fiber or provide high-volume capacity and otherwise expand its telecommunications customer base; (iv) failure to obtain and maintain all necessary rights-of-way; (v) intense competition in the Company's and LCI's carrier and commercial services markets; (vi) the potential for rapid and significant changes in technology and their effect on the Company's and/or LCI's operations; (vii) operating and financial risks related to managing rapid growth and integrating acquired businesses; (viii) adverse changes in the regulatory environment affecting the Company and/or LCI; and (ix) risks of being highly leveraged and sustaining operating cash deficits. For additional information, see "Risk Factors" included in the Company's registration statement No. 333-49915 on Form S-4, and other Company filings with the SEC.

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

  The Company is expanding its existing voice and data network into the Qwest Network. The domestic network is expected to be completed in 1999. In April 1998, the Company activated the entire transcontinental portion of the Qwest Network from Los Angeles to San Francisco to New York, thus becoming the first network service provider to complete a transcontinental native Internet Protocol ("IP") fiber network. The Company is also expanding its network to carry international data and voice traffic into Mexico and Europe. Completion of the Mexico network is scheduled for late 1998. The network extension into Europe will be obtained through the exchange of telecommunications capacity with Teleglobe Inc., including two 155-megabit circuits crossing the Atlantic Ocean from New York City to London, and with Global Crossing Ltd. ("Global"), including four STM1s (the European equivalent of OC3 SONET circuits) on Global's subsea fiber optic cable system connecting U. S. cities with Europe. The transatlantic telecommunications capacity supports the Company's growth into the European market.

  On March 8, 1998, the Company signed a definitive merger agreement with LCI, a communications services provider. The boards of directors of each company have approved the merger. The terms of the merger agreement call for the acquisition of all of LCI's outstanding common shares and the assumption of all of LCI's stock options by the Company. The purchase price of the all-stock transaction is anticipated to be approximately $4.4 billion. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

  On March 30, 1998, the Company consummated its acquisition of Phoenix Network, Inc. ("Phoenix") for $27.2 million in Company common stock. Phoenix, a non-facilities-based reseller of long distance services, has approximately 40,000 business customers. Additional cash consideration of up to $4.0 million is being withheld pending the outcome of litigation to which the Company may have certain potential liability, and as to which final and nonappealable resolution has not been attained. The transaction was accounted for as a purchase.

  On April 14, 1998, the Company acquired EUnet International Limited ("EUnet"), a European internet service provider with business units operating in 13 European countries for approximately $154.4 million in Company common stock and cash. EUnet has approximately 60,000, primarily business, customers throughout Europe. The merger will be accounted for as a purchase.

  Carrier Services. Carrier Services provides high-volume and conventional dedicated line services over the Company's owned capacity and switched services over owned and leased capacity to interexchange carriers and other telecommunications providers. The Company is expanding Carrier Services to increase its revenue stream and reduce per unit costs, targeting capacity sales on a segment-by-segment basis as the Qwest Network is deployed and activated, and is increasingly seeking longer-term, high-volume capacity agreements from major carriers. In addition to traditional telecommunications carriers, the Company is marketing to ISPs, electric utility companies and other data service companies.

  Commercial Services. Commercial Services provides voice, data and video services to businesses and consumers. The Company builds direct, end-user relationships by developing strong distribution channels, providing competitive pricing and superior network quality and offering enhanced, market-driven services to businesses and consumers.

  Revenue from Commercial Services is recognized primarily on a minutes-of-use basis. Commercial Services has generated revenue using four primary sales channels: direct sales, direct mail, agent and telemarketing. In September 1997, the Company entered into an arrangement with a third party under which they will jointly define and test new broadband business multimedia services.

  In April 1998, the Company began expanding its high-speed data networking service offerings. Through agreements with various technology partners, the Company will offer Remote Access VPN on native IP and advanced Frame Relay/ATM services along with Qwest Network.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

  The Company reported a net loss of $6.6 million in the three months ended March 31, 1998, compared to a net loss of $4.8 million in the three months ended March 31, 1997. The increase in net loss was primarily due to the factors discussed below. Excluding the effect of the compensation expense relating to the Growth Share Plan, net of income tax, the Company's reported net loss would have been approximately $5.2 million for the three months ended March 31, 1998 compared to net income of $3.7 million for the three months ended March 31, 1997.

  Revenues.   Selected components of  revenues for the three months ended March
31, 1998 and 1997, were as follows (dollars in thousands):

                                                March 31,             March 31,                 $                  %
                                                  1998                   1997               Increase            Increase
                                           -----------------     ------------------     ---------------    ---------------
  Carrier services.........................         $ 19,190                $11,199            $  7,991                 71%
  Commercial services......................           23,394                  9,411              13,983                149%
  Network construction services............          134,463                 52,083              82,380                158%
                                           -----------------     ------------------     ---------------    ---------------
      Total revenues.......................         $177,047                $72,693            $104,354                144%
                                           =================     ==================     ===============    ===============

  Telecommunication services revenue increased due to increases in revenue from carrier switched services and carrier dedicated line services provided on the Qwest Network. Additonally, commerical services experienced growth in switched services provided to businesses and consumers as a result of continued expansion of the Company's direct sales, direct mail, agent and telemarketing sales channels. Revenue from sales to consumers became more diversified, reflecting the growth in branded dial-1 service, the expansion of agent channels that focused on affinity-based marketing efforts and the growth in voice over IP service (Q.talkSM), which was launched in the first quarter 1998. Direct mail marketing efforts continued to be successful. Network construction services revenue increased primarily due to revenue from dark fiber sales to GTE and other carriers under contracts entered into subsequent to the first quarter 1997.

  Operating Expenses. Selected components of operating expenses for the three months ended March 31, 1998 and 1997, were as follows (dollars in thousands):

                                                                                                $                   %
                                                March 31,             March 31,             Increase/           Increase/
                                                  1998                   1997               (Decrease)          (Decrease)
                                           -----------------     ------------------     ---------------     ---------------
  Telecommunication services...............         $ 32,695                $18,063            $ 14,632                  81%
  Network construction services............           93,117                 36,265              56,852                 157%
  Selling, general and administrative......           44,428                 13,947              30,481                 219%
  Growth share plan........................            2,301                 13,100             (10,799)                (82%)
  Depreciation and amortization............            8,031                  3,962               4,069                 103%
                                           -----------------     ------------------     ---------------     ---------------
      Total operating expenses.............         $180,572                $85,337            $ 95,235                 112%
                                           =================     ==================     ===============     ===============

  Expenses for telecommunications services primarily consist of the cost of leased capacity, Local Exchange Carrier ("LEC") access charges, engineering and other operating costs. The growth in telecommunications services expenses was primarily attributable to the continued growth in switched services and network engineering and operations, partially offset by an increase in on-net traffic over the Qwest Network. As the Qwest Network is completed and activated, the Company is able to serve more customer needs over its own capacity.

  Expenses for network construction services consist primarily of costs to construct the Qwest Network, including conduit, fiber cable, construction crews and rights of way. Costs attributable to the construction of the Qwest Network for the Company's own use are capitalized. Expenses for network construction services increased due to costs of construction contracts relating to increased dark fiber sales revenue.

  SG&A includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. The increase was due primarily to increases in expenses related to the Company's direct mail sales program, the marketing of the Company's new brand identity and new service offerings, administrative and information services support of the Company's growth, the recruiting and hiring of additional personnel and increased property taxes and maintenance costs related to the increase in fixed assets along the Qwest Network. SG&A is expected to increase as the Company opens commercial sales offices in selected major geographic markets to implement the Company's strategy, as segments of the Qwest Network become operational. In addition, SG&A expenses will increase as the Company continues to expand its Carrier and Commercial Services and recruit experienced telecommunications industry personnel to implement the Company's strategy.

  The Company has a Growth Share Plan for certain of its employees and directors, which was the Company's management incentive plan prior to the initial public offering. Growth Share Plan expense reflects the Company's estimate of compensation expense with respect to the Growth Shares issued to participants. A "Growth Share" is a unit of value based on the increase in value of the Company over a specified measuring period. The Company anticipates total additional expense of up to approximately $21.1 million through the year 2002 in connection with this plan. The Company does not anticipate any future grants under the Growth Share Plan.

  The Company's depreciation and amortization expense increased primarily due to activating segments of the Qwest Network during the three months ended March 31, 1998, purchases of additional equipment used in constructing the Qwest Network, purchases of other fixed assets to accommodate the Company's growth and amortization of goodwill related to the SuperNet acquisition. The Company expects that depreciation and amortization expense will continue to increase in subsequent periods as the Company continues to activate additional segments of the Qwest Network and amortizes goodwill recorded from acquisitions.

  Other Income (Expense). Selected components of other income (expense) for the three months ended March 31, 1998 and 1997, were as follows (dollars in thousands):

                                                                                                  $                    %
                                                March 31,               March 31,             Increase/            Increase/
                                                   1998                   1997                (Decrease)          (Decrease)
                                           -----------------      ------------------      ---------------     ---------------
  Interest expense, net  of capitalized....         $(14,376)                 $ (984)            $(13,392)             (1,361%)
  Interest income..........................            8,074                     680                7,394               1,087%
  Other income (expense), net..............               --                   5,714               (5,714)               (100%)
                                           -----------------      ------------------      ---------------     ---------------
      Total other income (expense).........         $ (6,302)                 $5,410             $(11,712)               (216%)
                                           =================      ==================      ===============     ===============

  The increase in net interest expense resulted from an increase in interest on long-term indebtedness, related primarily to the 10 7/8% Notes, the 9.47% Notes and the 8.29% Notes (see "Liquidity and Capital Resources" below), partially offset by increases in capitalized interest resulting from construction of the Qwest Network. Interest income increased due primarily to increased cash equivalent balances.

  Pursuant to a capacity sale in 1993, the Company obtained certain rights of first refusal to re-acquire network communications equipment and terminal locations including leasehold improvements should the purchaser, under that agreement, sell the network. In the three months ended March 31, 1997, the Company sold certain of these rights to the purchaser in return for $9.0 million in cash and the right to re-acquire certain terminal facilities, $7.0 million of which the Company received in the three months ended March 31, 1997 and recorded as gain on sale of contract rights.

  The Company sold a portion of its dedicated line services on leased capacity in July 1996. During the transition of the service agreements to the buyer, the Company incurred certain facilities costs on behalf of the buyer, which were to be reimbursed to the Company. A dispute arose with respect to the reimbursement of such costs and, as a result, the Company made a provision of approximately $2.0 million in the three months ended March 31, 1997. No such items of other income or expense occurred in the three months ended March 31, 1998.

  Income Taxes.   The Company is included in the consolidated federal income tax return of Anschutz Company (the "Majority Shareholder"). A tax sharing agreement provides for allocation of tax liabilities and benefits to the Company, in general, as though it filed a separate tax return. The Company's effective tax rate during the three months ended March 31, 1998 and 1997 approximated the statutory federal rate.

   If the LCI merger is consummated, the Company will no longer be included in the consolidated federal income tax return of its Majority Shareholder. As a result, the net operating losses for income tax purposes of the Company, included in the consolidated federal income tax returns of its Majority Shareholder from January 1, 1997 through the consummation date of the LCI merger, will not be available for use by the Company in its separate tax returns after the LCI merger. The Company recognized a deferred tax asset because it believed that the tax benefits attributable to its net income tax operating loss carryforwards would be realized by the recognition of future taxable amounts under the terms of its tax sharing agreement with its Majority Shareholder. Based on an analysis of the tax attributes of the Company and its Majority Shareholder, the Majority Shareholder will not be able to realize the benefit of the Company's net operating losses. Accordingly, the deferred tax assets attributable to the Company's net operating loss carryforwards, calculated on a separate return basis, will be reported on the consummation date of the LCI merger as an adjustment to the Company's capital in the form of an in-substance dividend.


LIQUIDITY AND CAPITAL RESOURCES

  Prior to March 31, 1997, the Company funded capital expenditures, debt service and cash used in operations through a combination of stockholder advances, capital contributions and external borrowings supported by collateral owned by the Majority Shareholder or affiliates, as well as external borrowings collateralized by certain of the Company's assets. Since March 31, 1997, the Company has funded capital expenditures and long-term debt repayments primarily through net proceeds from the issuance of debt and equity securities aggregating approximately $903.6 million. The Company also received net proceeds of $299.2 million from the issuance of the 8.29% Notes in January 1998. The Company intends to finance its operations in the future through internally and externally generated funds without relying on cash advances, contributions or guarantees from the Majority Shareholder.

  Total cash expended during the three months ended March 31, 1998 to fund capital expenditures and repayments of long-term debt to third parties was $142.1 million and $19.4 million, respectively. Total cash provided by operations was $53.5 million during the same period. As of March 31, 1998, the Company had working capital of $568.9 million resulting primarily from the issuance of the 8.29% Notes in January 1998.

  The Company estimates the total cost to construct and activate the Qwest Network and complete construction of the dark fiber sold to Frontier, WorldCom and GTE will be approximately $2.0 billion. Of this amount, the Company had already expended approximately $1.0 billion as of March 31, 1998. The Company anticipates remaining total cash outlays (including capital expenditures) for these purposes of approximately $750 million in 1998 and $235 million in 1999. Estimated total Qwest Network expenditures for 1998 include the Company's commitment to purchase a minimum quantity of fiber for approximately $399.0 million (subject to quality and performance specifications), of which approximately $287.0 million had been expended as of March 31, 1998. Estimated total expenditures for 1998 and 1999 together also include approximately $92.0 million for the purchase of electronic equipment. In addition, the Company anticipates approximately $557.0 million of capital expenditures in 1998 and 1999 to support growth in Carrier Services and Commercial Services.

  As of March 31, 1998, the Company has obtained the following sources of funds which are available to complete the build-out: (i) approximately $1.2 billion under the Frontier, WorldCom and GTE contracts and additional smaller construction contracts for sales of dark fiber, of which approximately $575.0 million had already been received and $625.0 million remained to be paid at March 31, 1998; (ii) $90.0 million of vendor financing; (iii) $242.0 million in net proceeds from the sale of the 10 7/8% Notes, of which approximately $124.4 million was used to pay down certain existing debt, (iv) $342.1 million in net proceeds from the sale of the 9.47% Notes; (v)

$299.2 million in net proceeds from the sale of the 8.29% Notes and (vi) approximately $319.5 million in net proceeds from the IPO. The Company believes that its available cash and cash equivalent balances at March 31, 1998, and cash flow from operations will satisfy its currently anticipated cash requirements at least through the end of 1998.

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

  In connection with the sale of the 8.29% Notes, the Company agreed to make an offer to exchange new notes (the "Exchange Offer"), registered under the Act and with terms identical in all material respects to the 8.29% Notes, for the 8.29% Notes or, alternatively, to file a shelf registration statement under the Act with respect to the 8.29% Notes. In April 1998, the Company filed a registration statement with respect to the Exchange Offer. If the Exchange Offer registration statement is not declared effective within specified time periods or, after being declared effective, ceases to be effective during specified time periods (a "Registration Default"), additional cash interest will accrue at a rate per annum equal to 0.50% of the principal amount at maturity of the 8.29% Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum of the principal amount at maturity of the 8.29% Notes up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

  In October 1997, the Company issued and sold its 9.47% Notes, generating net proceeds of approximately $342.1 million, after deducting offering costs. In February 1998, the Company completed an exchange of identical notes, registered under the Act, for all of the 9.47% Notes.

  In April 1995, the Company entered into a secured construction loan facility used to fund certain conduit installation projects. The outstanding balance of $10.9 million at December 31, 1997 was repaid in February 1998.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   As of the filing of this Form 10-Q, the Company is aware of two lawsuits that have been filed in the Court of Chancery of the State of Delaware relating to the LCI merger. The first suit, Miri Shapiro v. William F. [Mc]Connell, et al., was filed on March 9, 1998 and names LCI, certain of its directors and the Company as defendants. The second suit, Alfred Rehm v. H. Brian Thompson, et al., was filed on March 12, 1998 and names LCI, certain of its directors and the Company as defendants. Each suit was brought by a purported stockholder of LCI, individually and allegedly as a class action on behalf of all stockholders of LCI. Generally these suits allege breach of fiduciary duty by the Board of Directors of LCI in connection with the Qwest merger agreement. They seek preliminary and permanent injunctive relief prohibiting the consummation of the merger, unspecified damages and other relief.

   On May 5, 1998, the Company and LCI entered into proposed settlement with the plaintiffs in the Shapiro and Rehm actions. Pursuant to the Memorandum of Understanding entered into by counsel for the Company, LCI and the plaintiffs, the Company and LCI agreed to (i) include financial information with respect to the quarter ended March 31, 1998 in a joint proxy statement/prospectus filed as part of the Registration Statement on Form S-4 to be filed pursuant to the Act in connection with the issuance of shares to consummate the merger, (ii) request LCI's financial advisor to issue an opinion with respect to the fairness of the merger consideration dated as of the date of the joint proxy statement/prospectus, (iii) reduce the termination fee associated with the proposed merger from $133.0 million to $125.0 million, (iv) include in the joint proxy statement/prospectus additional disclosure regarding actions by LCI and its representatives regarding alternative business combination transactions and
(v) not oppose a proposal for legal fees and expenses by the plaintiff's attorneys in the amount of not more than approximately $.4 million. Pursuant to the proposed settlement, the actions will be dismissed with prejudice and the defendants will be released from all claims that were or could have been asserted in the actions. Because the Shapiro and Rehm actions are class actions, the proposed settlement is subject to reasonable confirmatory discovery, certification of the plaintiff class, notice to the class and Court approval.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d)  Use of Proceeds

         The Company has used approximately $187.1 million of the $319.5 million net proceeds from its initial public offering for construction of its fiber optic telecommunications network with the remaining net proceeds temporarily invested in certain short-term investment grade securities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (b)  Reports on Form 8-K:

         During the quarter ended March 31, 1998, the Company filed the following Current Reports on Form 8-K:

         (i) On January 12, 1998, the Company filed a Current Report on Form 8-K describing the definitive agreement and plan of merger among the Company, a wholly-owned subsidiary of the Company and Phoenix Network, Inc. ("Phoenix") in an all-stock transaction valued at approximately $27.2 million that resulted in Phoenix becoming a subsidiary of the Company.

         (ii) On January 29, 1998, the Company filed a Current Report on Form 8-K announcing the sale and issuance of $450.5 million in aggregate principal amount at maturity of its 8.29% Senior Discount Notes, due 2008 (the "8.29% Notes").

         (iii) Also, on January 29, 1998, the Company filed a Current Report on Form 8-K providing pro forma financial information as of and for the nine months ended September 30, 1997 and for the year ended December 31, 1996, giving pro forma effect to: (i) the acquisition by the Company of all issued and outstanding shares of capital stock, and capital stock issued at the closing of the acquisition in October 1997, of SuperNet; (ii) the proposed acquisition by the Company of all the issued and outstanding shares of capital stock of Phoenix (collectively the "Acquisitions"); and (iii) the issuance of $555.9 million in aggregate principal amount at maturity of 9.47% Senior Discount Notes (the "9.47% Notes") as if the Acquisitions and the issuance of the 9.47% Notes had occurred on September 30, 1997, and as adjusted to reflect the issuance of the 8.29% Notes as if the issuance of the 8.29% Notes had occurred on September 30, 1997.

         (iv) On March 9, 1998, the Company filed a Current Report on Form 8-K describing the definitive agreement and plan of merger among the Company, a wholly-owned subsidiary of the Company ("Merger Sub") and LCI International, Inc. ("LCI") providing for the merger of Merger Sub with and into LCI in an all-stock transaction valued at approximately $4.4 billion that will result in LCI becoming a wholly-owned subsidiary of the Company.

         (v) On March 20, 1998, the Company filed a Current Report on Form 8-K providing pro forma financial information as of and for year ended December 31, 1997, giving pro forma effect to the acquisition of SuperNet, Inc. and the proposed acquisitions of Phoenix and LCI, as well as the issuance by Qwest in January 1998 of the 8.29% Notes.

         (vi) On March 27, 1998, the Company filed a Current Report on Form 8-K describing the definitive transaction agreement among the Company and certain stockholders of EUnet International Limited ("EUnet") to acquire EUnet for approximately $154.4 million in cash and common stock of the Company.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  QWEST COMMUNICATIONS INTERNATIONAL INC.,
                                   a Delaware corporation



                                  By:  /s/ Robert S. Woodruff
                                      ------------------------------------
                                           ROBERT S. WOODRUFF
                          EXECUTIVE VICE PRESIDENT--FINANCE AND CHIEF FINANCIAL
                                  OFFICER AND TREASURER (PRINCIPAL FINANCIAL
                                           AND ACCOUNTING OFFICER)
May 5, 1998