Form 10-Q/A
period 1998-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1998-05-07
CIK 1037949

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------
                                  FORM 10-Q/A
                                  -----------


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

Signature Page.............................................................. 20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 1998 and December 31, 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                     1998               1997
                                                                                  -----------        -----------
Assets                                                                            (unaudited)
Current assets:
  Cash and cash equivalents  ....................................                 $   573,161        $   379,784
  Accounts receivable, net.......................................                     114,073             78,250
  Costs and estimated earnings in excess of billings  ...........                     212,962            256,566
  Other current assets  .........................................                      12,128              9,342
                                                                                  -----------        -----------
     Total current assets  ......................................                     912,324            723,942
Property and equipment, net  ....................................                     772,594            614,640
Deferred income tax asset  ......................................                       6,143             17,988
Intangible and other long-term assets, net  .....................                      88,507             41,535
                                                                                  -----------        -----------
     Total assets  ..............................................                 $ 1,779,568        $ 1,398,105
                                                                                  ===========        ===========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses  ........................                 $   308,843        $   253,313
  Billings in excess of costs and estimated earnings  ...........                      21,184             21,390
  Deferred income tax liability  ................................                       5,340             22,344
  Current portion of long-term debt  ............................                       1,109             12,011
  Payable to Majority Shareholder  ..............................                       1,974              2,091
  Deferred revenue  .............................................                       5,021              4,273
                                                                                  -----------        -----------
     Total current liabilities  .................................                     343,471            315,422
Long-term debt  .................................................                     959,270            630,463
Other liabilities  ..............................................                      69,665             70,476
                                                                                  -----------        -----------
     Total liabilities  .........................................                   1,372,406          1,016,361
                                                                                  -----------        -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value; authorized 25.0 million
    shares; no shares issued and outstanding ....................                         --                 --
  Common stock - $.01 par value; authorized 400.0 million
    shares; 207.7 million shares and 206.6 million shares
    issued and outstanding at March 31, 1998 and December 31,
    1997, respectively ..........................................                       2,077              2,066

  Additional paid-in capital  ...................................                     443,661            411,605
  Accumulated deficit  ..........................................                     (38,576)           (31,927)
                                                                                  -----------        -----------
     Total stockholders' equity  ................................                     407,162            381,744
                                                                                  -----------        -----------
     Total liabilities and stockholders' equity  ................                 $ 1,779,568        $ 1,398,105
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

  On March 30, 1998, the Company acquired Phoenix Network, Inc. ("Phoenix"), a non-facilities-based reseller of long distance services. As of the close of the acquisition, approximately .8 million shares of the Company common stock having a deemed value of approximately $27.2 million (based upon an adjusted average price of $34.67 per share) were exchanged for the outstanding shares of Phoenix. Additional cash consideration of up to $4.0 million is being withheld pending the outcome of certain litigation as to which final and nonappealable resolution has not been attained.

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


                                  QWEST COMMUNICATIONS INTERNATIONAL INC.,
                                   a Delaware corporation



                                  By:  /s/ Robert S. Woodruff
                                      ------------------------------------
                                           ROBERT S. WOODRUFF
                          EXECUTIVE VICE PRESIDENT--FINANCE AND CHIEF FINANCIAL
                                  OFFICER AND TREASURER (PRINCIPAL FINANCIAL
                                           AND ACCOUNTING OFFICER)
May 6, 1998