Form 10-Q
period 1998-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1998-08-14
CIK 1037949

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________
                                   FORM 10-Q
                               ________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 000-22609
                               ________________

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)
                                _______________

                    DELAWARE                        84-1339282
                    --------                        ----------
           (STATE OR OTHER JURISDICTION OF       (I. R. S. EMPLOYER
           INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                               1000 QWEST TOWER
                                555 17TH STREET
                            DENVER, COLORADO 80202
                            ----------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (303) 992-1400
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 331.1 million, as of July 31, 1998.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                          QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS


Part I.           FINANCIAL INFORMATION                                                   PAGE
                                                                                        ---------

         Item 1.  Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Operations for the Three and
                    Six Months Ended June 30, 1998 and 1997                                       3
                  Condensed Consolidated Balance Sheets as of June 30, 1998  and
                    December 31, 1997                                                             4
                  Condensed Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 1998 and 1997                                                  5
                  Notes to Condensed Consolidated Financial Statements                            6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations for the Three and Six Months Ended June 30,            12
                    1998 and 1997


PART  II.         OTHER INFORMATION


         Item 1.  Legal Proceedings                                                             22

         Item 2.  Changes in Securities and Use of Proceeds                                     23

         Item 4.  Submission Of Matters To A Vote Of Security Holders                           23

         Item 6.  Exhibits and Reports on Form 8-K                                              25

Signature Page                                                                                  28


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(IN MILLIONS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)

                                                           Three Months Ended        Six Months Ended
                                                          --------------------     --------------------
                                                             1998       1997          1998       1997
                                                          --------------------     --------------------
Revenue:
  Communications services                                 $  239.8     $  24.0     $  282.4     $  44.6
  Construction services                                      153.9       204.7        288.4       256.7
                                                          --------     -------     --------     -------
    Total revenue                                            393.7       228.7        570.8       301.3
                                                          --------     -------     --------     -------
Operating expenses:
  Access and network operations                              153.6        19.7        184.5        36.8
  Construction services                                      108.1       143.3        205.6       182.6
  Selling, general and administrative                        107.9        68.7        152.1        93.7
  Depreciation and amortization                               30.9         4.1         39.0         8.0
  Merger costs                                                62.5           -         62.5           -
  Provision for in-process research and development          818.0           -        818.0           -
                                                          --------     -------     --------     -------
    Total operating expenses                               1,281.0       235.8      1,461.7       321.1

    Operating loss                                          (887.3)       (7.1)      (890.9)      (19.8)

Other (income) expense:
  Interest expense, net                                       18.9         3.7         33.2         4.7
  Interest and other income, net                              (6.4)       (2.8)       (14.4)       (9.3)
                                                          --------     -------     --------     -------
    Loss before income taxes                                (899.8)       (8.0)      (909.7)      (15.2)

Income tax benefit                                           (23.5)       (2.4)       (26.6)       (4.8)
                                                          --------     -------     --------     -------
    Net loss                                              $ (876.3)    $  (5.6)    $ (883.1)    $ (10.4)
                                                          ========     =======     ========     =======

Net loss per share - basic and diluted                    $  (3.62)    $ (0.03)    $  (3.93)    $ (0.06)
                                                          ========     =======     ========     =======

Weighted average shares outstanding - basic and diluted      242.4       175.7        224.6       174.4
                                                          ========     =======     ========     =======

    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
(IN MILLIONS, EXCEPT SHARE INFORMATION)
(UNAUDITED)

                                                June 30,        December 31,
                                                  1998             1997
                                              ------------      ------------
ASSETS
 Current assets:
   Cash                                       $      366.0      $      379.8
   Trade accounts receivable, net                    216.5              58.3
   Deferred income tax asset                         192.7                 -
   Prepaid expenses and other                        267.7             285.9
                                              ------------      ------------
     Total current assets                          1,042.9             724.0

 Property and equipment, net                       1,742.8             614.6

 Excess of cost over net assets acquired           3,327.0              21.2

 Other, net                                          315.5              38.3
                                              ------------      ------------
 TOTAL ASSETS                                 $    6,428.2      $    1,398.1
                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                           $      185.1      $       55.9
   Facility costs accrued and payable                197.2               8.3
   Accrued expenses and other                        645.4             251.1
                                              ------------      ------------
     Total current liabilities                     1,027.7             315.3

 Long-term debt and capital lease obligations      1,365.3             630.5

 Other long-term liabilities                         431.4              70.5

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock - $.01 par value;
      authorized 25.0 million shares; no
      shares issued and outstanding                      -                 -
   Common stock - $.01 par value; authorized
      600.0 million shares; 326.9 million
      shares and 206.6 million shares issued
      and outstanding at June 30, 1998 and
      December 31, 1997, respectively.                 3.3               2.1
   Paid-in capital                                 4,515.5             411.6
   Retained earnings                                (915.0)            (31.9)
                                              ------------      ------------
     Total stockholders' equity                    3,603.8             381.8
                                              ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    6,428.2      $    1,398.1
                                              ============      ============


    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(IN MILLIONS)
(UNAUDITED)

                                                                                      1998            1997
                                                                                  ------------     ----------
Net cash provided by operating activities                                         $      100.8     $      0.9
                                                                                  ------------     ----------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                                   (4.2)             -
     Investments in unconsolidated affiliates                                            (18.2)             -
     Expenditures for property and equipment                                            (413.4)        (129.4)
     Proceeds from sale of contract rights                                                   -            9.0
                                                                                  ------------     ----------
         Net cash used in investing activities                                          (435.8)        (120.4)
                                                                                  ------------     ----------

Cash flows from financing activities:
     Borrowings of long-term debt                                                        328.7          298.0
     Repayments of long-term debt                                                        (22.0)        (165.6)
     Debt issuance costs                                                                  (1.2)          (8.5)
     Proceeds from issuance of common stock, net                                             -          319.9
     Proceeds from employee stock transactions and issuance of stock warrants             17.5            2.3
     Net payments to Majority Shareholder                                                 (1.8)         (19.1)
                                                                                  ------------     ----------
         Net cash provided by financing activities                                       321.2          427.0
                                                                                  ------------     ----------
         Net (decrease) increase in cash and cash equivalents                            (13.8)         307.5

Cash and cash equivalents, beginning of period                                           379.8            6.9
                                                                                  ------------     ----------
Cash and cash equivalents, end of period                                          $      366.0     $    314.4
                                                                                  ============     ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest, net                                                   $       16.0     $      2.3
                                                                                  ============     ==========
    Cash paid for taxes                                                           $        7.8     $      0.1
                                                                                  ============     ==========

Supplemental disclosure of significant non-cash investing and financing activities:
    Capital expenditures financed with equipment credit facility                  $       27.0     $        -
                                                                                  ============     ==========
    Income tax benefit attributable to exercise of employee stock options         $        7.1     $        -
                                                                                  ============     ==========

    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   ORGANIZATION AND BACKGROUND

      Qwest Communications International Inc. and Subsidiaries (the "Company" or "Qwest") was wholly-owned by Anschutz Company (the "Majority Shareholder") until June 27, 1997, when the Company issued common stock in an initial public offering (the "IPO"). As of June 30, 1998, the Majority Shareholder owned approximately 53% of the outstanding common stock of the Company.

      The Company is a developer and operator of communications networks and facilities and operates in the telecommunications industry. It principally provides the following services within that industry:

      -- Communications Services--the Company provides switched and dedicated voice services as well as data, video and broadband private line services to business and consumer customers as well as on a resale basis to other communications providers.

      -- Construction Services--the Company installs fiber optic communications systems for interexchange carriers, local telephone companies, cable television companies, competitive access providers and other communications entities, as well as for its own use.


(2)   BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include the accounts of the Company and all majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. Such financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year balances have been reclassified to conform with 1998 presentation.

      The Company has no elements of comprehensive income other than net income.


(3)   ACQUISITIONS AND OTHER TRANSACTION

      On June 5, 1998, the Company acquired LCI International, Inc. ("LCI"), a communications services provider. At the close of the acquisition (the "LCI Merger"), the Company issued approximately 129.8 million shares (including the assumption of outstanding LCI stock options) of the Company common stock having a value of approximately $3.9 billion, assumed $0.3 billion of net liabilities and incurred approximately $13.5 million in direct acquisition costs. The LCI Merger was accounted for as a purchase. In connection with the LCI Merger, the Company allocated $750.0 million of the purchase price to incomplete research and development ("R&D") projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects.

      The purchased R&D represents engineering and test activities associated with the introduction of new enhanced telecommunications services. LCI is working on a variety of projects that are essential to delivering data services. These efforts include significant network infrastructure enhancements as well as development of requisite network and customer management systems. The projects are expected to be completed in stages within 18 months. The Company expects to begin realizing incremental benefits as the projects are completed. Since these projects have not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the acquisition date.

      The remaining intangibles from the purchase relate to developed technology and goodwill and are being amortized on a straight-line basis over 10 years and 40 years, respectively.

      The aggregate purchase price was allocated as follows (in millions):


          Working capital, excluding deferred taxes        $ (352.1)
          Property and equipment                              716.6
          Deferred tax asset, net                              98.6
          R&D                                                 750.0
          Developed technology                                250.0
          Long-term debt, excluding current portion          (462.4)
          Goodwill                                          3,136.8
          Other liabilities and assets, net                  (207.0)
                                                           --------
                                                           $3,930.5
                                                           ========


      The results of operations of LCI have been included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The accompanying condensed consolidated financial statements reflect the preliminary allocation of purchase price which is subject to adjustment.

      On April 14, 1998, the Company acquired EUnet International Limited ("EUnet"), a European internet service provider with subsidiaries in 14 countries, for $158.2 million. Certain EUnet stockholders and option holders received approximately 3.6 million shares of Company common stock, having a value of $135.3 million, and $4.2 million in cash. Direct costs of acquisition were $3.5 million. Of the number of shares of Company common stock issued in the transaction, approximately 0.6 million shares were placed in escrow for two years, and may be recovered by the Company to satisfy any indemnification claims. At the expiration of the escrow period, these shares revert to the EUnet stockholders. In addition, in connection with certain EUnet preference shares outstanding, a purchase commitment was made for $15.2 million. The Company will issue additional shares of Company common stock or cash to fulfill this purchase commitment.

      The EUnet acquisition was accounted for as a purchase. The Company allocated $68.0 million of the purchase price to incomplete R&D projects. These projects include the design and development of several new value-added internet services as well as the development of the necessary customer care and network management systems. Remaining development efforts for these projects include various phases of design, development and testing efforts that are expected to be completed in stages over the next 24 months. Since these projects have not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles from the purchase relate to developed technology and goodwill and are being amortized on a straight-line basis over five years and ten years, respectively.

      The aggregate purchase price was allocated as follows (in millions):


          Working capital                                  $   (5.1)
          Property and equipment                               10.7
          Deferred tax liability                              (50.3)
          R&D                                                  68.0
          Developed technology                                  7.0
          Goodwill                                            127.6
          Other                                                 0.3
                                                           --------
                                                           $  158.2
                                                           ========

      The results of operations of EUnet have been included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The accompanying condensed consolidated financial statements reflect the preliminary allocation of purchase price which is subject to adjustment.

      On March 30, 1998, the Company acquired Phoenix Network, Inc. ("Phoenix"), a non-facilities-based reseller of long distance services. As of the close of the acquisition, approximately 0.8 million shares of the Company common stock having a value of approximately $27.2 million were exchanged for the outstanding shares of Phoenix. The results of operations of Phoenix have been included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The Phoenix acquisition was accounted for as a purchase.

     The aggregate purchase price was allocated as follows (in millions):


          Working capital                 $(16.5)
          Property and equipment             2.9
          Goodwill                          53.8
          Other liabilities                (13.0)
                                          ------
                                          $ 27.2
                                          ======


     The following pro forma operating results of the Company, LCI, Phoenix and EUnet for the six months ended June 30, 1998 and 1997 have been prepared assuming these acquisitions occurred on January 1, 1998 and 1997, respectively. On a pro forma basis for the six months ended June 30, 1998 and 1997, revenue was $1,352.0 million and $1,137.1 million, respectively, and net loss was $893.4 million, or ($2.74) per basic and diluted share, and $902.3 million, or ($2.79) per basic and diluted share, respectively. The pro forma results do not purport to represent what the Company's results of operations would have actually been had the above transactions occurred on the date indicated and are not indicative of future results.

     In January 1998, the Company signed a long-term contract to provide Apex Global Internet Services, Inc. ("AGIS"), an internet service provider, telecommunications capacity along approximately 10,000 route miles of the Qwest Network. The Company received, on a contingent basis, 19.99% of AGIS' common stock and will receive up to $310.0 million in cash over an extended payment term. The Company is restricted on the sale of AGIS' common stock, and AGIS has the right to repurchase the common stock until the contract's second anniversary. The Company will also receive monthly operating and maintenance fees totaling approximately $251.0 million over the term of the multi-year contract. Prior to delivery of the telecommunications capacity and acceptance by AGIS, AGIS has the right to purchase interim capacity from the Company. The total cash consideration under the contract will be reduced by 60% of the total paid by AGIS for purchases of interim capacity. Pursuant to the terms of the contract, AGIS may require the Company to purchase an additional $10.0 million of its common stock. In May 1998, the Company purchased $5.0 million of AGIS's common stock, and in July 1998, the Company purchased an additional $2.5 million of AGIS's common stock. If the Company fails to complete at least 75% of the AGIS network by the contract's third anniversary, AGIS may, at its option, either accept the completed portion and pay for it on a pro rata basis or terminate the contract and require the Company to return the consideration received.


(4)  ACCOUNTS RECEIVABLE SECURITIZATION

     The Company, through its wholly-owned subsidiary, LCI, maintains an agreement to sell a percentage ownership interest in a defined pool of trade accounts receivable (the "Securitization Program"). Under the Securization Program, LCI SPC I, Inc. ("SPC"), a bankruptcy-remote subsidiary of the Company, sells accounts receivable. Receivables sold are not included in the accompanying condensed consolidated balance sheet as of June 30, 1998. SPC had approximately $137.0 million of accounts receivable available for sale and had sold, but not yet collected, a total of approximately $125.0 million as of June 30, 1998. The Company retains substantially the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

     Under the Securitization Program, the Company acts as agent for the purchaser of the receivables by performing recordkeeping and collection functions on the participation interest sold. The agreement also contains certain covenants regarding the quality of the accounts receivable portfolio, as well as financial covenants which are substantially identical to those contained in the Company's revolving credit facility. Except in certain limited circumstances, SPC is subject to certain contractual prohibitions concerning the payment of dividends and the making of loans and advances to the Company.

(5)   CONSTRUCTION SERVICES

      Costs and billings on uncompleted contracts included in the accompanying consolidated financial statements were as follows (in millions):

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    1998                1997
                                                                                -----------         ------------
      Costs incurred on uncompleted contracts                                    $    669.4          $    473.8
      Estimated earnings                                                              329.7               238.2
                                                                                 ----------          -----------
                                                                                      999.1               712.0
      Less: billings to date                                                          780.8               476.8
                                                                                 ----------          -----------
      Costs and estimated earnings in excess of billings, net                    $    218.3          $    235.2
                                                                                 ==========          ===========

      Revenue the Company expects to realize for work to be performed on the
        above uncompleted contracts                                              $    320.7          $    506.8
                                                                                 ==========          ===========

      The Company has entered into various agreements to provide indefeasible rights of use of multiple fibers along the Qwest Network, an approximately 18,450 route-mile, coast-to-coast, technologically advanced fiber optic communications network. Such agreements include contracts with three major customers for an aggregate purchase price of approximately $1.0 billion. Construction Services revenue relating to the contracts with these major customers was approximately $105.2 million and $188.8 million for the three months ended June 30, 1998 and 1997, respectively, and $211.7 million and $237.8 million for the six months ended June 30, 1998 and 1997, respectively. Progress billings are made upon customers' acceptance of performance milestones.

      Although these construction agreements provide for certain penalties if the Company does not complete construction within the time frames specified within the agreements, management does not anticipate that the Company will incur any substantial penalties under these provisions.

(6)   LONG-TERM DEBT

      Long-term debt consisted of the following (in millions):


                                                  JUNE 30,   DECEMBER 31,
                                                    1998         1997
                                                  --------   ------------
          8.29% Notes                             $  310.6       $     --
          9.47% Notes                                373.8          356.9
          10 7/8% Notes                              250.0          250.0
          7.25% Notes                                351.7             --
          Credit facility                             59.7             --
          Lines of credit                             50.0             --
          Equipment credit facility                   49.6           22.6
          Capital lease and other obligations         35.3           13.0
                                                  --------       --------
          Total debt                               1,480.7          642.5
             Less current portion                   (115.4)         (12.0)
                                                  --------       --------
          Long-term debt                          $1,365.3       $  630.5
                                                  ========       ========


      Current portion of long-term debt is included in accrued expenses and other in the accompanying condensed consolidated balance sheets.

     In January 1998, the Company issued $450.5 million in principal amount at maturity of 8.29% Senior Discount Notes, due 2008 (the "8.29% Notes"), generating net proceeds of approximately $299.2 million, after deducting offering costs. Interest on the 8.29% Notes is compounded semiannually. The principal amount of the 8.29% Notes is due and payable in full on February 1, 2008. The 8.29% Notes are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 2003 at specified redemption prices. In addition, prior to February 1, 2001, the Company may use the net cash proceeds from certain equity transactions to redeem up to 35% of the 8.29% Notes at specified redemption prices. Cash interest on the 8.29% Notes will not accrue until February 1, 2003, and thereafter will accrue at a rate of 8.29% per annum, and will be payable semiannually in arrears commencing on August 1, 2003, and thereafter on February 1 and August 1 of each year. The Company has the option of commencing cash interest on an interest payment date on or after February 1, 2001, in which case the outstanding principal amount at maturity of the 8.29% Notes will, on such interest payment date, be reduced to the then accreted value, and cash interest will be payable on each interest payment date thereafter.

     In July 1998, the Company completed an exchange of the 8.29% Series B Senior Discount Notes (the "8.29% Exchange Notes"), registered under the Securities Act of 1933, as amended, for all of the $450.5 million in principal amount at maturity of the 8.29% Notes. The 8.29% Exchange Notes are identical in all material respects to the originally issued 8.29% Notes.

     In connection with the LCI Merger, the Company assumed LCI's existing debt instruments, including $350.0 million of 7.25% Senior Notes, due 2007 (the "7.25% Notes"); a $250.0 million revolving credit facility ("Credit Facility") from a syndicate of banks; and three separate discretionary line of credit agreements (the "Lines of Credit") with commercial banks for up to a total of $75.0 million.

     The Credit Facility bears interest at a rate consisting of two components: the base rate component is dependent upon a market indicator; the second component varies from 0.30% to 0.75%, based on the more favorable of the relationship of borrowings levels to operating cash flow (the "leverage ratio") or senior unsecured debt rating. As of June 30, 1998, the Company had $59.7 million outstanding under the Credit Facility at an interest rate of 6.0%. The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of June 30, 1998, the Company was in compliance with all Credit Facility covenants. The Credit Facility expires December 31, 1998 and is therefore included in current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 1998.

     As of June 30, 1998, $50.0 million was outstanding on the Lines of Credit at interest rates from 6.7% to 6.9%. The Lines of Credit are short-term in nature and are therefore included in current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 1998.

(7)  INCOME TAXES

     Effective with the LCI Merger, Qwest is no longer included in the consolidated federal income tax return of its Majority Shareholder. As a result, the tax sharing agreement with the Majority Shareholder is no longer effective for activity after June 5, 1998. The Company is still subject to the provisions of the tax sharing agreement for activity through June 5, 1998.

   The Company's effective tax rate for the three and six months ended June 30, 1998, differed from the statutory income tax rate primarily as a result of the nondeductibility of R&D write-offs, and acquisition-related goodwill. The effective tax rate for the three and six months ended June 30, 1997, was less than the statutory rate primarily as a result of the nondeductibility of a portion of growth share expense, as shown below (in percent):

                                      Three Months Ended         Six Months Ended
                                           June 30,                   June 30,
                                      ------------------        ------------------
                                        1998      1997            1998      1997
                                      -------    -------        -------    -------
Federal tax at statutory rate          (35.0)%    (35.0)%        (35.0)%    (35.0)%
R&D                                     31.8%        --           31.5%        --
Growth share plan                         --        4.8%            --        2.7%
Other, net                               0.6%       0.2%           0.6%       0.7%
                                      -------    -------        -------    -------
   Effective tax rate                   (2.6)%    (30.0)%         (2.9)%    (31.6)%
                                      =======    =======        =======    =======

(8)  COMMITMENTS AND CONTINGENCIES

     (a) Network Construction Project and Capital Requirements

     In 1996, the Company commenced construction of the Qwest Network. The Company estimates the total cost to construct and activate the Qwest Network (which now includes the LCI network) and complete construction of the dark fiber sold to customers will be approximately $2.1 billion. The Company projects its total remaining cost as of June 30, 1998 for completing the construction of the Qwest Network will be approximately $800.0 million. This amount includes the Company's remaining commitment through December 31, 1998 to purchase a minimum quantity of materials for approximately $59.0 million as of June 30, 1998, subject to quality and performance expectations, and contracts for the construction of conduit systems aggregating approximately $60.2 million.

     (b) Network and Telecommunications Capacity Exchanges

     From time to time, the Company enters into agreements to acquire long-term telecommunications capacity rights from unrelated third parties in exchange for long-term telecommunications capacity rights along segments of the Qwest Network under construction. In general, the exchange agreements provide for the payment of cash by either of the parties for any period during the contract term in which a party provides less than the contracted telecommunications capacity. The exchange agreements provide for liquidated damages to be levied against the Company in the event the Company fails to deliver the telecommunications capacity, in accordance with the agreed-upon timetables.

     (c) Vendor Agreements

     The Company has agreements with certain telecommunications interexchange carriers and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has historically met all minimum billing requirements and believes the minimum usage commitments will continue to be met.

     (d) Legal Matters

     The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and, that although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains or refers to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that include, among others,
(i) statements by Qwest concerning the benefits expected to result from certain transactions, including, without limitation, synergies in the form of increased revenues, decreased expenses and avoided expenses and expenditures that are expected to be realized by Qwest after the closing of such transactions, (ii) Qwest's plans to complete the Qwest Network, an approximately 18,450 route-mile, coast-to-coast, technologically advanced fiber optic communications network, and
(iii) other statements by Qwest of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. Qwest cautions the reader that these forward-looking statements are subject to risks and uncertainties, including financial, regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks, uncertainties and risk factors identified, among other places, in documents filed with Securities and Exchange Commission. The most important factors that could prevent Qwest from achieving its stated goals include, but are not limited to, (a) failure by Qwest to manage effectively, cost efficiently and on a timely basis the construction of the Qwest Network, (b) failure by Qwest to obtain and maintain all necessary rights-of-way, (c) intense competition in Qwest's Communcations Services markets, (d) the potential for rapid and significant changes in technology and their effect on Qwest's operations, (e) operating and financial risks related to managing rapid growth and integrating acquired businesses and (f) adverse changes in the regulatory environment. These cautionary statements should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by Qwest or persons acting on its behalf. Qwest undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

  The Company is a facilities-based provider of a full range of multimedia communications services to interexchange carriers and other communications entities as well as to businesses and consumers ("Communications Services"); and it constructs and installs fiber optic communications systems for interexchange carriers and other communications entities, as well as for its own use ("Construction Services").

  The Company expects the completion of its domestic voice and data network in 1999. In April 1998, the Company activated the entire transcontinental portion of the Qwest Network from Los Angeles to San Francisco to New York, thus becoming the first network service provider to complete a transcontinental native Internet Protocol ("IP") fiber network. The Company is also expanding its network to carry international data and voice traffic into Mexico and Europe. Completion of the Mexico network is scheduled for late 1998. The network extension into Europe will be obtained through the exchange of telecommunications capacity with Teleglobe Inc., including two STM1s (the European equivalent of OC3 SONET circuits) crossing the Atlantic Ocean from New York City to London, and with Global Crossing Ltd. ("Global"), including four STM1s on Global's subsea fiber optic cable system connecting U. S. cities with Europe. The transatlantic telecommunications capacity supports the Company's growth into the European market.

  In August 1998, the Company announced its participation in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. Scheduled for completion by the second quarter of 2000, the 13,125-mile four-fiber pair cable will ultimately possess the capability to transmit information at the rate of 640 gigabits per second.

  In June 1998, the Company acquired LCI International, Inc. ("LCI"), a communications services provider, for approximately $3.9 billion in Company common stock, which includes the assumption of all of LCI's stock options, and for $0.3 billion in liabilities assumed (the "LCI Merger"). The merger qualified as a tax-free reorganization and was accounted for as a purchase.

  In April 1998, the Company acquired EUnet International Limited ("EUnet"), a European internet service provider ("ISP") with business units operating in 14 European countries for $158.2 million in Company common stock and cash. The merger was accounted for as a purchase.

  In March 1998, the Company acquired Phoenix Network, Inc. ("Phoenix") for $27.2 million in Company common stock. Phoenix is a non-facilities-based reseller of long distance services. The transaction qualified as a tax-free reorganization and was accounted for as a purchase.

  Communications Services. Communications Services consists of retail and wholesale services. The Company's retail services include voice, data and video services to business and consumer customers. The Company builds direct, end-user relationships by developing strong distribution channels, providing competitive pricing and superior network quality and offering enhanced, market-driven services. The Company's wholesale services provides high-volume and conventional dedicated line services over the Company's owned capacity and switched services over owned and leased capacity to other communications providers. In addition to traditional communications carriers, the Company is marketing to ISPs, electric utility companies and other data service companies.

  Construction Services. Construction Services constructs and installs fiber optic communication systems for other communications providers, as well as for the Company's own use. The Company began operations in 1988 constructing fiber optic conduit systems primarily for major long distance carriers in exchange for cash and capacity rights. The Company has entered into major construction contracts for the sale of dark fiber to Frontier, WorldCom and GTE whereby the Company has agreed to install and provide dark fiber to each along portions of the Qwest Network. In addition to these contracts, the Company has signed agreements with other communication providers for the sale of dark fiber along the Qwest Network. Revenue from Construction Services generally is recognized under the percentage of completion method as performance milestones relating to the contract are satisfactorily completed. After completion of the Qwest Network, the Company expects that revenue from Construction Services will be less significant to the Company's operations.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

  The Company reported a net loss of $876.4 million for the three months ended June 30, 1998, compared to a net loss of $5.6 million for the same period of the prior year. For the six months ended June 30, 1998, the Company reported a net loss of $883.1 million compared to a net loss of $10.4 million for the six months ended June 30, 1997. The increase in the net loss for the three and six month periods as compared to the same periods in the prior year was primarily due to the factors discussed below. Excluding the effect of the merger related costs and the write-off of in-process research and development costs related to the LCI and EUnet acquisitions, the Company's reported net loss would have been $15.6 million for the three months ended June 30, 1998, compared to a net loss of $5.6 million for the same period of the prior year and a net loss of $21.9 million for the six months ended June 30, 1998 compared to a net loss of $10.4 million for the same period of the prior year.

  Revenue.   Selected components of  revenue for the three and six months ended
June 30, 1998 and 1997, were as follows (dollars in millions):

                                                     Increase                        Increase
                                   Three Months     (Decrease)      Six Months      (Decrease)
                                   1998     1997        %          1998    1997         %
                                 -------  -------   ----------   -------  -------   ----------
Communications services          $ 239.8  $  24.0       899%     $ 282.4  $  44.6       533%
Construction services              153.9    204.7       (25)%      288.4    256.7        12%
                                 -------  -------   ----------   -------  -------   ----------
  Total revenue                  $ 393.7  $ 228.7        72%     $ 570.8  $ 301.3        89%
                                 =======  =======   ==========   =======  =======   ==========

  During the three and six months ended June 30, 1998, as compared to the same period in the prior year, Communication Services revenue increased due to the addition of one month of revenue from the acquisition of LCI. Additionally, Qwest revenue, excluding LCI, increased due to growth in retail and wholesale services and from other acquisitions.

  During the three months ended June 30, 1998, as compared to the same period in the prior year, Construction Services revenue decreased primarily due to $95.8 million of revenue relating to construction milestones which had already been met upon signing the GTE network contract during the three months ended June 30, 1997. During the six months ended June 30, 1998, as compared to the same period in the prior year, Construction Services revenue increased due to increased revenue from dark fiber sales to other carriers, partially offset by the effect of the GTE contract discussed above.

  Operating Expenses. Selected components of operating expenses for the three and six months ended June 30, 1998 and 1997, were as follows (dollars in millions):

                                                       Increase                          Increase
                                    Three Months      (Decrease)       Six Months       (Decrease)
                                   1998      1997         %          1998      1997         %
                                 --------  --------   ----------   --------  --------   ----------
Access and network operations    $  153.6  $   19.7      680%      $  184.5  $   36.8      401%
Constructions services              108.1     143.3      (25)%        205.6     182.6       13%
Selling, general and
  administrative                    107.9      68.7       57%         152.1      93.7       62%
Depreciation and amortization        30.9       4.1      654%          39.0       8.0      388%
Merger related costs                880.5         -        -          880.5         -        -
                                 --------  --------   ----------   --------  --------   ----------
  Total operating expenses       $1,281.0  $  235.8      443%      $1,461.7  $  321.1      355%
                                 ========  ========   ==========   ========  ========   ==========

  Expenses for access and network operations primarily consist of the cost of operation of the Qwest Network, Local Exchange Carrier ("LEC") access charges and the cost of leased capacity. The increase in access and network operations for both the three and six months ended June 30, 1998 was primarily attributable to growth in revenue from the LCI Merger and internally generated growth in communication services revenue. As the Qwest Network is completed and activated, the Company is able to serve more customer needs over its own capacity.

  Expenses for construction services consist primarily of costs to construct the Qwest Network, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the Qwest Network for the Company's own use are capitalized. Expenses for construction services decreased for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 consistent with the decrease in revenue discussed above. During the six months ended June 30, 1998, as compared to the same period in the prior year, expenses for construction services increased due primarily to costs of construction contracts relating to increased dark fiber sales revenue, partially offset by the effect of the GTE contract discussed above.

  SG&A expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. The increase in SG&A was primarily due to the addition of one month of LCI SG&A expenses, increases in expenses related to the Company's direct mail sales program, the marketing of the Company's new brand identity and new service offerings, administrative and information services in support of the Company's growth, increased payroll from the recruiting and hiring of additional personnel and increased property taxes and maintenance costs related to the increase in fixed assets along the Qwest Network. The increase in SG&A was partially offset by a decrease in Growth Share Plan expense. The Company has a Growth Share Plan for certain of its employees and directors, which was the Company's management incentive plan prior to the initial public offering. Growth Share Plan expense for the three and six months ended June 30, 1998 was $2.5 million and $4.8 million, respectively, compared to $52.1 million and $65.2 million for the three and six months ended June 30, 1997, respectively. Growth Share expense is not expected to be material to the operations of the Company in the future. SG&A is expected to increase in the short term as the Company continues to grow and as segments of the Qwest Network become operational.

  The Company's depreciation and amortization expense increased primarily due to activating segments of the Qwest Network during the three and six months ended June 30, 1998, purchases of additional equipment used in constructing the Qwest Network, purchases of other fixed assets to accommodate the Company's growth and amortization of goodwill related to the Company's acquisitions. The Company expects that depreciation and amortization expense will continue to increase in subsequent periods as the Company continues to activate additional segments of the Qwest Network and amortizes goodwill recorded from acquisitions.

  Merger related costs included $750.0 million and $68.0 million for write-offs of in-process research and development costs recorded from the LCI and EUnet acquisitions, respectively. Additionally, the Company recorded $62.5 million in other merger related costs due to the merger with LCI, including $31.0 million of duplicate facilities, $25.0 million of channel consolidation and duplicate commitments and $6.5 million of other miscellaneous merger costs.

  Other (Income) Expense. Selected components of other (income) expense for the three and six months ended June 30, 1998 and 1997, were as follows (dollars in millions):

                                                   Increase                      Increase
                                  Three Months    (Decrease)     Six Months     (Decrease)
                                  1998    1997        %         1998    1997        %
                                 ------  ------   ----------   ------  ------   ----------
Interest expense, net            $ 18.9  $  3.7       411%     $ 33.2  $  4.7       606%
Interest income and other          (6.4)   (2.8)      129%      (14.4)   (9.3)       55%
                                 ------  ------   ----------   ------  ------   ----------
  Total other (income) expense   $ 12.5  $  0.9     1,289%     $ 18.8  $ (4.6)      509%
                                 ======  ======   ==========   ======  ======   ==========

  The increase in net interest expense resulted from an increase in long-term indebtedness, (see "Liquidity and Capital Resources" below), partially offset by increases in capitalized interest resulting from construction of the Qwest Network. As the Qwest Network is completed, interest expense will increase as the amount of capitalized interest will decrease. Interest income and other increased due primarily to increased cash equivalent balances.

  Income Taxes. Effective with the LCI Merger, Qwest is no longer included in the consolidated federal income tax return of its Majority Shareholder. As a result, the tax sharing agreement with the Majority Shareholder is no longer effective for activity after June 5, 1998. The Company is still subject to the provisions of the tax sharing agreement for activity through June 5, 1998.

   The Company's effective tax rate for the three and six months ended June 30, 1998, differed from the statutory income tax rate primarily as a result of the nondeductibility of R&D writeoffs, and acquisition-related goodwill. The effective tax rate for the three and six months ended June 30, 1997, was less than the statutory rate, primarily as a result of the nondeductibility of a portion of growth share expense.

LIQUIDITY AND CAPITAL RESOURCES

  In 1997, the Company funded capital expenditures and long-term debt repayments primarily through net proceeds from the issuance of debt and equity securities aggregating approximately $903.6 million. Cash provided by operations was $100.8 million during the six months ended June 30, 1998. Cash used in investing activities was $435.8 million during the six months ended June 30, 1998, including $413.4 million to fund capital expenditures. Cash provided by financing activities was $321.2 million during the six months ended June 30, 1998, including borrowings and repayments of long-term debt of $328.7 million and $22.0 million, respectively.

  The Company estimates the total cost to construct and activate the Qwest Network and complete construction of dark fiber sales will be approximately $2.1 billion. Of this amount, the Company had already expended approximately $1.3 billion as of June 30, 1998. The Company anticipates remaining total cash outlays (including capital expenditures) for these purposes of approximately $500.0 million in 1998 and $300.0 million in 1999. Estimated total Qwest Network expenditures for 1998 include the Company's commitment to purchase a minimum quantity of fiber for approximately $399.0 million (subject to quality and performance specifications), of which approximately $340.0 million had been expended as of June 30, 1998. In addition, the Company anticipates spending approximately $500.0 million for capital expenditures for the remainder of 1998 to support growth in Communications Services.

  As of June 30, 1998, the Company has obtained the following sources of funds which are available to complete the build-out: (i) approximately $1.25 billion under the Frontier, WorldCom and GTE contracts and additional smaller construction contracts for sales of dark fiber, of which approximately $750.0 million had already been received and $500.0 million remained to be paid at June 30, 1998; (ii) $90.0 million of vendor financing; (iii) $242.0 million in net proceeds from the sale of the 10 7/8% Notes, of which approximately $124.4 million was used to pay down certain existing debt, (iv) $342.1 million in net proceeds from the sale of the 9.47% Notes; (v) $299.2 million in net proceeds from the sale of the 8.29% Notes and (vi) approximately $319.5 million in net proceeds from the IPO. The Company believes that its available cash and cash equivalent balances at June 30, 1998, cash flow from operations and its existing credit facilities will satisfy its currently anticipated cash requirements at least through the end of 1998.

   In connection with the LCI Merger, the Company assumed LCI's existing debt instruments, including $350.0 million of 7.25% Senior Notes, due 2007 (the "7.25% Notes"); a $250.0 million revolving credit facility ("Credit Facility") from a syndicate of banks; and three separate discretionary line of credit agreements (the "Lines of Credit") with commercial banks for up to a total of $75.0 million.

   The Credit Facility bears interest at a rate consisting of two components: the base rate component is dependent upon a market indicator; the second component varies from 0.30% to 0.75%, based on the more favorable of the relationship of borrowings levels to operating cash flow (the "leverage ratio") or senior unsecured debt rating. As of June 30, 1998, the Company had $59.7 million outstanding under the Credit Facility. The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of June 30, 1998, the Company was in compliance with all Credit Facility covenants. The Credit Facility expires December 31, 1998 and is therefore included in current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 1998.

   As of June 30, 1998, $50.0 million was outstanding on the Lines of Credit. The Lines of Credit are short-term in nature and are therefore included in current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 1998. The Company is in the process of renegotiating these existing debt agreements.

  The Company, through its wholly-owned subsidiary, LCI, maintains an agreement to sell a percentage ownership interest in a defined pool of trade accounts receivable (the "Securitization Program"). The Company can transfer an undivided interest in the trade accounts receivable on an ongoing basis to maintain the participation interest up to $150.0 million. As of June 30, 1998, the Company had approximately $137.0 million of accounts receivable available for sale and had sold, but not yet collected, a total of approximately $125.0 million. The Company retains substantially the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

INDUSTRY ENVIRONMENT

     Historically, the Company has operated in the $80 billion long-distance telecommunications industry. Recent legislative and regulatory activity is designed to create one telecommunications industry to encompass both long-distance and local telecommunications services. The Company intends to compete in what is estimated to be a $150 billion combined market.

     The current industry environment subjects the Company to varying degrees of regulatory oversight on both the national and state levels. There are numerous judicial and regulatory actions that are ongoing which can impact the nature and degree of competition in the telecommunications industry. The Company is unable to predict the timing for resolution of these actions, or the ultimate impact of these matters on the industry and competition. The regulatory and legislative actions discussed below could impact the Company's pricing and cost structure by changing access, per-line and payphone charges, or by generally increasing competition. The Company is unable to predict what impact these changes will have on its pricing, revenue growth or operating margin.

LEGISLATIVE MATTERS

     Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996 ("the Act") was enacted to increase competition in the long-distance and local telecommunications industries. The legislation is intended to open competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent local exchange carriers ("LECs"), including the Regional Bell Operating Companies ("RBOCs"). The Act allows RBOCs to provide long-distance service between LATAs to consumers inside their local service territories only after meeting certain criteria, including a list of 14 specific "competitive checklist" requirements for opening the local market to competition. In May 1998, the Company entered into "teaming agreements" with U.S. WEST Communications, Inc. ("U S West") and Ameritech Corporation ("Ameritech"), respectively, under which these RBOCs market the interLATA long distance service of the Company to consumers in their markets. AT&T Corporation ("AT&T"), MCI Communications Corporation ("MCI"), and other parties have filed complaints against U.S. West in the U.S. District Court, Western District of Washington, and against Ameritech in the U.S. District Court for the Northern District of Illinois, Eastern Division, in regard to the teaming agreements on the grounds that they are allegedly violative of the Telecommunications Act. The District Court in Washington has enjoined U.S. West from activities under its teaming agreement pending resolution of the case on the merits. The District Court in Illinois was unwilling to similarly enjoin Ameritech, but both courts have referred the matters to the FCC for expert determination on an expedited basis. The Federal Communications Commission ("FCC") has since ordered Ameritech to "stand still" in its activities under its teaming agreement. The Company has intervened as a party in the U.S. West matter and at the FCC, and has a petition to intervene pending in the Ameritech case.

     The Act also provides a framework for the Company and other long-distance carriers to compete with LECs by reselling local telephone service, leasing unbundled elements of the incumbent LEC networks or building new local service facilities. The Company has signed local service resale agreements with Ameritech, BellSouth Corporation ("BellSouth") and Bell Atlantic Corporation ("Bell Atlantic"). The Company has also signed an interconnection agreement with Ameritech. the Company currently competes in the local service market and is providing local service to customers on a bundled resale basis. The Company is also evaluating providing local service through the recombination of unbundled network elements; however, a recent court ruling (see Local Competition Order, below) does not require the LECs to recombine the various network elements on behalf of local service competitors. The Company could also decide in the future to build, or otherwise acquire, local service facilities or use a competitive LEC other than incumbent LECs (such as the RBOCs or GTE Communications Corporation ("GTE")) to provide local service. The Company's decision on the timing and method of providing local service is dependent on the economic viability and profitability of the available options, the resolution of various operational issues and the outcome of several pending regulatory and judicial proceedings.

     In July 1997, SBC Communications Inc. ("SBC"), followed by US West and Bell Atlantic, filed a lawsuit in the United States District Court for the Northern District of Texas ("the District Court") challenging, on constitutional grounds, the restrictions contained in the Act applicable only to RBOCs. The plaintiffs sought both a declaratory judgment and an injunction against the enforcement of the challenged provisions. On December 31, 1997, the District Court ruled that the RBOC-specific provisions of the Act were an unconstitutional bill of attainder. The FCC, AT&T, MCI and Sprint have appealed this ruling to the United States Court of Appeals for the Fifth Circuit and requested a stay of this ruling pending the outcome of the appeal. On February 11, 1998, the District Court granted a stay, pending appeals. If the ruling is ultimately upheld, the RBOCs may be able to provide long-distance services within their local service territories much sooner than expected and without the detailed review and approval process by state regulators and the FCC that is currently required under the Act. If this decision were upheld, the Company expects an increase in competition for long-distance services which could result in the loss of market share and/or a decrease in operating margins. However, the Company believes that the RBOCs' and other companies' participation in the market will provide opportunities for the Company to sell fiber or lease long distance high volume capacity. The Company is unable to predict the outcome of the pending appeal.

REGULATORY MATTERS


     In order to implement the Act, the FCC is required to undertake a variety of regulatory actions that impact competition in the telecommunications industry. Many of the actions taken by the FCC to implement the Act, in addition to the Act itself, face court challenges. Certain of these regulatory actions are described below.

     Access Charge Reform. In May 1997, the FCC issued an order designed to reform the system of interstate access charge expenses levied by LECs on long-distance service carriers. In the May order, the FCC used rate reductions and increased competition in interstate access to bring interstate access charges closer to actual economic cost. The FCC has stated that it will issue a further order designed to permit incumbent LECs to lower interstate access charges in response to competition. The manner in which the FCC implements its approach to lowering access charge levels will have a material effect on the prices the Company and its long-distance competitors pay for originating and terminating interstate traffic. Various parties have filed petitions for reconsideration of the May order with the FCC. Some parties, including the Company, have appealed the May order to the Eighth Circuit, which heard oral arguments on January 15, 1998. The Company cannot predict when the Eighth Circuit will issue a ruling on the Company's appeal. Although the ultimate outcome of the FCC and resulting court actions are uncertain, the Company does expect lower access charges in 1998. This decrease, however, has been offset by increases in customer line charges and charges for the universal service fund.

     Universal Service. The FCC released a companion order on universal service reform in May 1997. In accordance with the Telecommunications Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported, and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC ruled, among other things, that: contributions to universal service funding be based on all interexchange carriers' gross retail revenues from both interstate and international telecommunications services; only common carriers providing a full complement of defined local services be eligible for support; and up to $2.25 billion in new annual subsidies for discounted telecommunications services used by schools, libraries, and rural health care providers be funded by an assessment on total interstate and intrastate revenues of all interexchange carriers. The FCC stated that it intends to study the mechanism for continued support of universal service in high cost areas in a subsequent proceeding. Several parties have filed petitions for reconsideration or judicial appeals or both of this order, many of which are still pending. Further to its study of the mechanism for support of universal service, on April 10, 1998, the FCC released a report to Congress suggesting that the FCC might, in a later proceeding, classify some kinds of "phone-to-phone" voice services using the Internet protocol as telecommunications services. Such an outcome would extend new regulatory obligations and associated costs, including the obligation to support universal service, to providers of those services. The Company is unable to predict the outcome of the further FCC proceedings or the pending judicial appeals or petitions for FCC reconsideration on its operations. The Company is required to contribute in 1998 a percentage of its gross retail revenue to the universal services fund and includes charges for these contributions in its 1998 billings.

     CIC Codes. On April 11, 1997, the FCC released an order requiring that all carriers transition from three-digit to four-digit Carrier Identification Codes ("CICs") by January 1, 1998. CICs are the suffix of a carrier's Carrier Access Code ("CAC"), and the transition will expand CACs from five (10XXX) to seven digits (101XXXX). These codes permit customers to reach their carrier of choice from any telephone, and allows for the implementation of 10XXX alternative services. Several parties filed petitions for reconsideration of this design, arguing in part that this short transition (following the FCC's proposal for a six-year transition) does not permit carriers sufficient time to make necessary hardware and software upgrades or to educate their customers regarding the need to dial additional digits to reach their carrier of choice. On October 22, 1997, in response to these petitions, the FCC issued an order on reconsideration that modified the transition to create a "two-step" process. LECs must have completed switch changes to recognize the new codes by January 1, 1998, but interexchange carriers had until June 30, 1998 to prepare for and educate their consumers about the change to new codes. The Company believes it is compliant with this order. Petitions for reconsideration and judicial appeals of the FCC's orders are pending. The Company cannot predict the outcome of these proceedings or whether this transition period will permit adequate customer notification.

     Payphone Compensation. In September 1996, the FCC adopted rules to implement the Act's requirement to fairly compensate payphone service providers. This order included a specific fee to be paid to each payphone service provider by long-distance carriers and intraLATA toll providers (including LECs) on all "dial-around" calls, including debit card and calling card calls. In orders released in July and September 1997, the D.C. Circuit vacated and remanded some of the FCC's rules. In October 1997, the FCC established a default per-call rate of $0.284 for a two-year period to respond to the DC Circuit. The FCC's action will increase the Company's costs to carry certain calls that originate from payphones. This decision has been appealed by several parties. In the quarter ended March 31, 1998, the Company implemented billing procedures to charge its customers for the expected cost of these calls. In light of this appeal and any court action in these proceedings, the Company is unable to predict the ultimate impact that changes to the per-call compensation rate will have on the Company.

     Deployment of Advanced Telecommunications Services. Recently, the FCC initiated two proceedings on the deployment of advanced telecommunications services (e.g., high-speed Internet access, video telephony) and the petitions filed by several entities pursuant to the Telecommunications Act of 1996. A Notice of Inquiry will examine if advanced telecommunications services are being made available to consumers on a reasonable and timely basis. The Notice of Proposed Rulemaking offers incumbent local telephone companies the option to provide advanced telecommunications services through a separate affiliate on a largely deregulated basis. The Company is unable to predict what impact these proceedings will have on the nature of competition or how advanced telecommunications services offered by LECs will be regulated.

     Competition Petition. To date, the Company's efforts to provide local resale service have not been profitable. The Company continues to identify and evaluate alternatives to reselling incumbent LEC service, such as purchasing service from competitive access providers and investments in local facilities-based providers. In January 1998, the Company filed a petition with the FCC that identified three critical barriers to local competition, including the absence of non-discriminatory operational support systems, no practical and efficient unbundled network elements, and pricing that discriminates in favor of the RBOCs' own retail operations. To mitigate discrimination, the petition recommends that the RBOCs be given the option to separate into wholesale and retail units. The wholesale units would be required to provide comparable service to new local service providers, such as the Company, and the RBOCs' retail operations. In return, the RBOC would benefit from a rebuttable presumption in favor of being granted in-region interLATA authority. On January 26, 1998, the FCC issued a Public Notice seeking comments on the Company's Petition and on February 18, 1998, the Illinois Commerce Commission issued its own Notice of Inquiry regarding the Company's proposal for structural separation of the RBOC's retail operations.

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

     Recently, the FCC has proposed to liberalize, and exempt certain foreign carriers from, current settlement policies. The Company believes that the average cost of international telephone calls will be reduced, and anticipates further international opportunities will be created as a result of recent worldwide trade negotiations. On February 15, 1997, representatives of 70 countries, including the United States, finalized the WTO Basic Telecommunications Agreement ("WTO Agreement"), a compact addressing market access, investment and pro-competitive regulatory principles in areas currently generating over 95% of the world's telecommunications revenue. The WTO Agreement took effect on February 5, 1998. Among other things, the agreement provides U.S. companies market access for local, long distance and international service in 53 historically monopolized countries through any means of network technology, either as a facilities-based provider or as a reseller of existing network capacity. The countries providing market access for telecommunications services as a result of the WTO Agreement account for 99% of the world's telecommunications revenue. Although some countries have reserved specific exceptions, the agreement generally ensures that U.S. companies may acquire, establish, or hold a significant stake in telecommunications companies around the world, and that foreign companies may acquire, establish or hold such a stake in U.S. telecommunications companies. Additionally, pro-competitive regulatory principles based largely upon the Telecommunications Act were adopted by 65 countries within the WTO Agreement. U.S. companies will be able to enforce these principles, as well as the WTO Agreement's market access and investment commitments, at the WTO and through enabling legislation in the U.S. The Company expects to benefit from the anticipated effects of the WTO Agreement, but cannot predict where or when such opportunities may present themselves.

     State Regulation. The Company's intrastate long distance telecommunications operations are subject to various state laws and regulations including, in many jurisdictions, certification and tariff filing requirements.

     Generally, the Company must obtain and maintain certificates of authority from regulatory bodies in most states in which it offers intrastate services. In most of these jurisdictions the Company must also file and obtain prior regulatory approval of tariffs for its intrastate services. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. The Company is currently authorized to provide intrastate services throughout the United States. The Company intends to have authority in all states where competition is allowed.

     Those states that permit the offering of intrastate/intraLATA service by interexchange carriers generally require that end users desiring to use such services dial special access codes. Historically, this has put the Company at a competitive disadvantage compared with LECs whose customers can make intrastate/intraLATA calls simply by dialing 1 plus the desired number. If a long distance carrier's customer attempts to make an intraLATA call by simply dialing 1 plus the desired number, the call will be routed to and completed by the LEC. Regulatory agencies in a number of states have issued decisions that would permit the Company and other interexchange carriers to provide intraLATA calling on a 1 + basis. Further, the Telecommunications Act requires in most cases that the RBOCs provide such dialing parity coincident to their providing in-region interLATA services. The Company expects to benefit from the ability to offer 1 + intraLATA services in states that allow this type of dialing parity.

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

INDUSTRY STRUCTURE

     The long-distance telecommunications market is highly competitive. The principal competitive factors affecting the Company's market share are pricing, regulatory and judicial developments (as described above), customer service and diversity of services and features. The Act is expected to change the nature of the industry by allowing carriers other than incumbent LECs to provide local service, while permitting RBOCs to provide interLATA long-distance services. As RBOCs are allowed into the long-distance market, the Company expects competition within the industry to increase in both the long-distance and local markets.

     Several of the Company's competitors are larger and have greater financial, technical and marketing resources. In addition to the largest telecommunications companies, AT&T, MCI and Sprint, or the "Big Three," the Company also competes with hundreds of other long-distance carriers, as well as LECs, in various types of telecommunications services. The Company's principal pricing strategy is to offer a simple, flat-rate pricing structure with rates competitive with those of the Big Three. Although the Company is prepared to respond to competitive offerings from other carriers, the Company continues to believe that its Simple, Fair and Inexpensive (SM) marketing and service pricing approach is competitive in retaining existing customers, as well as in obtaining new customers. In 1997, the Company introduced Exact Billing (SM), a differentiator that neither the Big Three nor any other nationwide long-distance carrier offers, giving the Company a competitive advantage in some markets. The Company believes that the nature of competition will continue to change with consolidation in the industry. The Company's ability to compete effectively will depend on maintaining exceptional customer service and high quality, market-responsive services at prices generally equal to or below those charged by its major competitors.

     Industry Mergers. The telecommunications industry has experienced significant merger activity in the last year. Of the many mergers that have occurred or have been announced in the last year, the most significant include:
Bell Atlantic/NYNEX CableComms Group Inc. ("NYNEX"); SBC/Pacific Telesis Group ("PacTel"); MCI/WorldCom, Inc.; SBC/Southern New England Telephone Company; and, most recently, AT&T/Teleport Communications Group. To date, only the Bell Atlantic/NYNEX and SBC/PacTel mergers have received federal and state regulatory approvals. At this time the Company is unable to predict the impact of these mergers, if any, on the Company or competition within the industry as a whole.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  In March, 1998 four putative class action complaints ("Complaints") against LCI, its directors and in two of these cases, Qwest, were filed in the Court of Chancery of the State of Delaware in and for New Castle County ("Court"). The Complaints each made substantially the same allegations. The plaintiffs alleged that the consummation of the LCI Merger subjected LCI stockholders to the control of the Majority Shareholder. The plaintiffs further alleged that the LCI Merger constitutes a change in control of LCI and imposes heightened fiduciary duties on the members of the LCI Board to maximize stockholder value. The plaintiffs also alleged that the members of the LCI Board violated their fiduciary duties by failing to auction LCI or to undertake an active "market check" for other potential bidders. The plaintiffs had sought, among other things, to have the Court declare the suit a proper class action, enjoin the LCI Merger and require the members of the LCI Board to auction LCI and/or conduct a "market check," and award monetary damages, together with costs and disbursements.

  On May 5, 1998, Qwest and LCI entered into a proposed settlement with the plaintiffs in the Complaints. Pursuant to the Memorandum of Understanding entered into by counsel for Qwest, LCI and the plaintiffs, Qwest and LCI agreed, among other things, to (i) include in the Joint Proxy Statement/Prospectus for the LCI Merger financial information with respect to the quarter ended March 31, 1998, (ii) request Lehman Brothers to issue an updated opinion with respect to the fairness of the LCI Merger; (iii) include in the Joint Proxy Statement/Prospectus additional disclosure regarding actions by LCI and its representatives regarding alternative business combination transactions and (iv) not oppose an application for legal fees and expenses by the plaintiffs' attorneys in the amount of not more than $410,000. Pursuant to the proposed settlement, the actions will be dismissed with prejudice and the defendants will be released from claims that were or could have been asserted in the actions. Because the Complaints are putative class actions, the proposed settlement is subject to reasonable confirmatory discovery, certification of the plaintiff class of LCI Stockholders as of March 9, 1998 through the consummation of the LCI Merger, notice to the class and Court approval. The proposed settlement does not affect the Phillips action discussed below. On June 3, 1998, the four putative class action lawsuits were consolidated by an Order of the Court and the complaint in Miri Shapiro v. William F. McConnell [sic], Julius W. Erving, Douglas M. Karp, George M. Perrin, H. Brian Thompson, John L. Vogelstein, Thomas
J. Wayne [sic], LCI International, Inc. and Qwest Communications International Inc., was designated as the operative complaint in the consolidated action. Confirmatory discovery was completed in June 1998. The parties have prepared for execution a Stipulation and Agreement of Compromise, Settlement and Release. The parties also have prepared for submission to the Court a scheduling order for approval of the settlement.

  On April 3, 1998, in an action captioned Lionel Phillips v. LCI International Inc. and H. Brian Thompson, the plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Virginia against LCI and H. Brian Thompson, the Chairman and Chief Executive Officer of LCI. The plaintiff brought the action purportedly on behalf of stockholders of LCI who sold LCI Common Stock between February 17, 1998 and March 9, 1998. The plaintiff alleged, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and misleading statements that LCI was not for sale at a time when negotiations between Qwest and LCI regarding a potential merger were allegedly ongoing. The plaintiff sought, among other things, to have the Court declare the suit a proper class action and award damages, together with costs and disbursements. On June 25, 1998, defendants moved to dismiss the complaint on the grounds that it failed to state a claim against defendants. By Order dated July 20, 1998, the Court granted defendants' motion to dismiss the complaint. The Court also granted plaintiff leave to amend the complaint within fifteen days. On July 28, 1998, plaintiff moved for an extension of time in which to amend the complaint. The defendants intend to move for dismissal, with prejudice, of any amended complaint filed by the plaintiff.

  The Company also has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and, that although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Changes in Securities

          In April 1998, the Company issued 3.6 million shares of its common stock as part of the consideration for its acquisition of EUnet International Limited ("EUnet"). The securities were issued to EUnet shareholders and optionholders in a private placement transaction exempt from registration under the Securities Act of 1933, as amended ("the Securities Act"). The Company is currently undertaking the registration of the resale of the shares of the Company's common stock under the Securities Act ("the Registration"). In addition, in connection with the Registration, EUnet stockholders will receive additional newly issued shares of the Company's common stock having the value of $14.4 million, based upon an average of the Company's common stock closing prices for 15 consecutive trading days commencing 20 trading days before the effective date of the Registration.

     (d)  Use of Proceeds

          The Company has used approximately $187.1 million of the $319.5 million net proceeds from its initial public offering for construction of its fiber optic communications network with the remaining net proceeds temporarily invested in certain short-term investment grade securities.


ITEM 4.  SUBMISSION OF MATTERS TO a VOTE OF SECURITY HOLDERS

1. On May 6, 1998, the Company held its Annual Meeting of Stockholders. There were 206,677,742 shares of Common Stock of the Company which could be voted at the meeting, and 96.2%, or 198,756,139 shares, of Common Stock were represented at such meeting, in person or by proxy, which constituted a quorum. The results were as follows:

     (a) Election of ten directors to serve for one-year terms until the 1999 Annual Meeting of Stockholders. All of management's nominees were elected as directors of the Company to serve until the next annual meeting of the stockholders and until their successors are elected and qualified.


     (b) Approval of the Qwest Communications International Inc. Equity Incentive Plan:

                  For        Against    Abstain   Broker Non-votes
              -----------   ---------   -------   ----------------
              183,697,713   5,199,713   151,307      9,707,406

2. On June 5, 1998, the Company held a special meeting of stockholders. There were 207,541,517 shares of Common Stock of the Company which could be voted at the meeting, and 88.6%, or 183,908,884 shares, of Common Stock were represented at such meeting, in person or by proxy, which constituted a quorum. The results were as follows:

     (a) Approval of the issuance of shares of Common Stock of the Company pursuant to an Agreement and Plan of Merger dated as of March 8, 1998, as amended, by and among the Company, a wholly owned subsidiary of the Company and LCI International, Inc.:


                  For         Against     Abstain
              -----------     -------     -------
              183,825,856      64,679      18,349


     (b) Approval to amend the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 400,000,000 to 600,000,000:

                  For         Against     Abstain
              -----------     -------     -------
              183,791,210      66,919      50,755

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.                       Description
-----------                       -----------

2.1 Agreement and Plan of Merger dated as of March 8, 1998 among Qwest Communications International Inc., Qwest 1998-L Acquisition Corp. and LCI International, Inc. (incorporated by reference to Exhibit A to the Joint Proxy Statement/Prospectus included as part of the Registration Statement on Form S-4 filed by Qwest on April 10, 1998 (File No. 333-49915)). Filed without schedules, which will be provided to the Commission upon request.

2.2 First Amendment to Agreement and Plan of Merger dated as of March 8, 1998 among Qwest Communications International Inc., Qwest 1998-L Acquisition Corp. and LCI International, Inc. Incorporated by reference to the exhibit of the same number in Form S-4 (File No. 333-49915). Filed without schedules, which will be provided to the Commission upon request.

2.3 Amended and Restated Agreement and Plan of Merger dated as of December 31, 1997 among Phoenix Network, Inc., Qwest Communications International Inc. and Qwest 1997-5 Acquisition Corp. Incorporated by reference to Exhibit A to the Proxy Statement/Prospectus that is part of the Registration Statement on Form S-4 (File No. 333-46145).

3.1 Amended and Restated Certificate of Incorporation of Qwest. Incorporated by reference to the exhibit of the same number in Form S-1 as declared effective on June 23, 1997 (File No. 333-25391).

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Qwest. Incorporated by reference to the exhibit of the same number in Form S-3 (File No. 333-58617).

3.3 Bylaws of Qwest. Incorporated by reference to exhibit 3 in Form 10-Q for the quarter ended September 30, 1997 (File No. 000-22609).

4.1 Third Amended and Restated Credit Agreement, dated as of September 5, 1997, by and among LCI International Inc., First Union National Bank, Nationsbank of Texas, N.A., and the Bank of New York. Incorporated by reference to exhibit 4(c)(xv) in LCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

4.2 Indenture, dated as of June 23, 1997 between LCI International, Inc., and First Trust National Association, as trustee, Providing for the Issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007. Incorporated by reference to exhibit 4(c) in LCI's Current Report on Form 8-K dated June 23, 1997.

10.l Employment Agreement, dated as of October 18, 1993, between LCI International Management Services, Inc. and Joseph A. Lawrence. Incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31, 1994. *

10.2 LCI International, Inc. 1992 Stock Option Plan. Incorporated by reference to LCI's Registration Statement No. 33-60558.*

10.3 LiTel Communications, Inc. 1993 Stock Option Plan. Incorporated by reference to LCI's Registration Statement No. 33-60558.*

10.4 LCI International, Inc. 1994/1995 Stock Option Plan. Incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31, 1993.*

10.5 LCI International, Inc. and Subsidiaries Nonqualified Stock Option Plan for Directors. Incorporated by reference to LCI's Registration Statement No. 33-67368.*

10.6 LCI International, Inc. 1995/1996 Stock Option. Incorporated by reference to LCI's Proxy Statement for the 1995 Annual Meeting of Shareowners.*

10.7 Employment Agreement, dated as of March 20, 1994, between LCI International, Inc. and H. Brian Thompson. Incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31, 1994.*

10.8 LCI International Management Services, Inc. Supplemental Executive Retirement Plan. Incorporated by reference to LCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

10.9 Employment Agreement, dated as of October 1, 1995 between LCI International Management Services, Inc., and Larry Bouman. Incorporated by reference to Exhibit 10(l)(xviii) in LCI's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.l0 1997/1998 LCI International, Inc. Stock Option Plan. Incorporated by reference to Exhibit 10(l)(xxi) in LCI's Annual Report on Form 10-K for the year ended December 31, 1996.*

10.l1 LCI International, Inc. and Subsidiaries Executive Incentive Compensation Plan. Incorporated by reference to Exhibit 10(l)(xxii) in LCI's Annual Report on Form 10-K for the year ended December 31, 1996.*

10.12 Contractor Agreement dated January 18, 1993 by and between LCI International Telecom Corp. and American Communications Network, Inc. Incorporated by reference to LCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.*

10.13 Transfer and Administrative Agreement among Enterprise Funding Corporation, LCI SPC I, Inc., LCI International Telecom Corp., NationsBank, N.A. and certain other parties thereto, dated August 29, 1996. Incorporated by reference to Exhibit 10(r)(i) in LCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.14 Receivables Purchase Agreement dated August 29, 1996, among LCI International Telecom Corp. and LCI SPC I, Inc. Incorporated by reference to Exhibit 10(r)(ii) in LCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.15 Subordinated Intercompany Revolving Note, dated August 29, 1996, issued to LCI International Telecom Corp. by LCI SPC I, Inc. Incorporated by reference to Exhibit 10(r)(iii) in LCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

10.16 Support Agreement, dated August 29, 1996, by LCI International, Inc. in favor of LCI SPC I, Inc. Incorporated by reference to Exhibit 10(r)(iv) in LCI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

10.17 Participation Agreement dated as of November 1996 among LCI International, Inc., as the Construction Agent and as the Lessee, First Security Bank, National Association, as the Owner Trustee under the Stuart Park Trust, the various banks and lending institutions which are parties thereto from time to time as the Holders, the various banks and lending institutions which are parties thereto from time to time as the Lenders and NationsBank of

          Texas, N.A., as the Agent for the Lenders. Incorporated by reference to Exhibit 10(s)(i) in LCI's Annual Report on Form 10-K for the year ended December 31, 1996.

10.18 Unconditional Guaranty Agreement dated as of November 15, 1996 made by LCI International, Inc., as Guarantor in favor of NationsBank of Texas, N.A., as Agent for the ratable benefit of the Tranche A Lenders. Incorporated by reference to Exhibit 10(s)(ii) in LCI's Annual Report on Form 10-K for the year ended December 31, 1996.

10.19 Agency Agreement between LCI International, Inc., as the Construction Agent and First Security Bank, National Association, as the Owner Trustee under the Stuart Park Trust as the Lessor dated as of November 15, 1996. Incorporated by reference to Exhibit 10(s)(iii) in LCI's Annual Report on Form 10-K for the year ended December 31, 1996.

10.20 Deed of Lease Agreement dated as of November 15, 1996 between First Security Bank, National Association as the Owner Trustee under the Stuart Park Trust, as Lessor and LCI International, Inc. as Lessee. Incorporated by reference to Exhibit 10(s)(iv) in LCI's Annual Report on Form 10-K for the year ended December 31, 1996.

27        Financial Data Schedule filed herewith

*   Indicates a management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K:

     During the quarter ended June 30, 1998, the Company filed the following Current Reports on Form 8-K:

          (i) On April 3, 1998, the Company filed a Current Report on Form 8-K announcing the consummation of the merger of Phoenix Network, Inc. and the Company, effective March 30, 1998.

          (ii) On April 21, 1998, the Company filed a Current Report on Form 8-K announcing the completion of the acquisition of EUnet International Limited, effective April 14, 1998.

          (iii) On June 12, 1998, the Company filed a Current Report on Form 8-K announcing the consummation of the merger of LCI International, Inc. and the Company, effective June 5, 1998.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   QWEST COMMUNICATIONS INTERNATIONAL INC.,
                                     a Delaware corporation



                                       By:     /s/ Robert S. Woodruff
                                           -------------------------------------
                                                   ROBERT S. WOODRUFF
                                           EXECUTIVE VICE PRESIDENT--FINANCE AND
                                           CHIEF FINANCIAL OFFICER AND TREASURER
                                                 (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)

August 13, 1998