Form 10-Q
period 1998-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1998-11-16
CIK 1037949

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ________________
                                   FORM 10-Q
                                ________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                1000 QWEST TOWER
                             555 SEVENTEENTH STREET
                             DENVER, COLORADO 80202
                             ----------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

  The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was 335.6 million, as of October 31, 1998.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                        QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS


Part I.                                  FINANCIAL INFORMATION                            PAGE
                                                                                        ---------
         Item 1.  Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Operations for the Three and
                   Nine Months Ended September 30, 1998 and 1997                                3
                  Condensed Consolidated Balance Sheets as of September 30, 1998  and
                   December 31, 1997                                                            4
                  Condensed Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 1998 and 1997                                            5
                  Notes to Condensed Consolidated Financial Statements                          6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations for the Three and Nine Months Ended September
                  30, 1998 and 1997                                                            14


PART II.          OTHER INFORMATION


         Item 1.  Legal Proceedings                                                            26

         Item 2.  Changes in Securities and Use of Proceeds                                    27

         Item 6.  Exhibits and Reports on Form 8-K                                             27

Signature Page                                                                                 28


Part I.  Financial Information

Item 1.  Condensed Financial Statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 1998 and 1997
(In Millions, Except Per Share Information)
(Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                -----------------------------    ---------------------------
                                                                     1998            1997            1998           1997
                                                                -----------------------------    ---------------------------
Revenue:
      Communications services                                          $ 601.8         $ 32.5         $ 884.2         $ 77.1
      Construction services                                              205.0          156.5           493.4          413.2
                                                                --------------   ------------    ------------   ------------

        Total revenue                                                    806.8          189.0         1,377.6          490.3
                                                                --------------   ------------    ------------   ------------

Operating expenses:
      Access and network operations                                      371.6           25.0           556.1           61.8
      Construction services                                              128.2          107.5           333.8          292.0
      Selling, general and administrative                                189.4           31.4           341.5          123.2
      Depreciation and amortization                                       76.6            5.1           115.6           13.1
      Merger costs                                                           -              -            62.5              -
      Provision for in-process research and development                      -              -           818.0              -
                                                                --------------   ------------    ------------   ------------

        Total operating expenses                                         765.8          169.0         2,227.5          490.1
                                                                --------------   ------------    ------------   ------------

        Earnings (loss) from operations                                   41.0           20.0          (849.9)           0.2

Other (income) expense:
      Interest expense, net                                               29.0            4.2            62.3            8.9
      Other (income) expense, net                                          2.9           (4.0)          (11.6)         (13.2)
                                                                --------------   ------------    ------------   ------------

        Earnings (loss) before income taxes                                9.1           19.8          (900.6)           4.5

Income tax expense (benefit)                                              14.1            7.0           (12.5)           2.2
                                                                --------------   ------------    ------------   ------------

        Net earnings (loss)                                            $  (5.0)        $ 12.8         $(888.1)        $  2.3
                                                                ==============   ============    ============   ============

Net earnings (loss) per share - basic                                  $ (0.02)        $ 0.06         $ (3.42)        $ 0.01
                                                                ==============   ============    ============   ============

Net earnings (loss) per share - diluted                                $ (0.02)        $ 0.06         $ (3.42)        $ 0.01
                                                                ==============   ============    ============   ============



Weighted average shares outstanding - basic                              330.7          206.6           259.9          185.1
                                                                ==============   ============    ============   ============

Weighted average shares outstanding - diluted                            330.7          211.6           259.9          189.0
                                                                ==============   ============    ============   ============



    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 1998 and December 31, 1997
(In Millions, Except Share Information)
(Unaudited)


                                                                               1998                 1997
                                                                         ----------------    -----------------
ASSETS
  Current assets:
      Cash                                                                      $   225.4            $   379.8
      Trade accounts receivable, net                                                293.9                 58.3
      Deferred income tax asset                                                     295.3                    -
      Prepaid expenses and other                                                    313.8                285.9
                                                                         ----------------    -----------------

         Total current assets                                                     1,128.4                724.0

  Property and equipment, net                                                     2,043.9                614.6

  Excess of cost over net assets acquired                                         3,215.4                 21.2

  Other, net                                                                        327.6                 38.3
                                                                         ----------------    -----------------

TOTAL ASSETS                                                                    $ 6,715.3            $ 1,398.1
                                                                         ================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                                            $ 160.4               $ 55.9
      Facility costs accrued and payable                                            276.4                  8.3
      Accrued expenses and other                                                    743.0                251.1
                                                                         ----------------    -----------------

         Total current liabilities                                                1,179.8                315.3

  Long-term debt and capital lease obligations                                    1,387.1                630.5

  Other long-term liabilities                                                       461.9                 70.5

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock - $.01 par value; authorized 25.0 million
          shares; no shares issued and outstanding                                      -                    -
      Common stock - $.01 par value; authorized 600.0 million
          shares;  332.7 million shares and 206.6 million shares
          issued and outstanding at September 30, 1998 and
          December 31, 1997, respectively.                                            3.3                  2.1
      Paid-in capital                                                             4,603.2                411.6
      Accumulated deficit                                                          (920.0)               (31.9)
                                                                         ----------------    -----------------

         Total stockholders' equity                                               3,686.5                381.8
                                                                         ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 6,715.3            $ 1,398.1
                                                                         ================    =================


    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 1998 and 1997
(In Millions)
(Unaudited)


                                                                                           1998              1997
                                                                                       --------------    --------------
Net cash provided by (used in) operating activities                                           $ 106.3           $ (60.0)
                                                                                       --------------    --------------

Cash flows from investing activities:
     Acquisitions and other                                                                     (27.4)              9.0
     Expenditures for property and equipment                                                   (751.0)           (205.3)
                                                                                       --------------    --------------

         Net cash used in investing activities                                                 (778.4)           (196.3)
                                                                                       --------------    --------------

Cash flows from financing activities:
     Proceeds from long-term debt                                                               300.0             328.0
     Repayments of long-term debt                                                               (25.8)           (186.0)
     Net short-term debt borrowings                                                             151.9                 -
     Proceeds from issuance of common stock, net                                                    -             319.5
     Proceeds from employee stock transactions and issuance of stock warrants                    96.4               2.3
     Other                                                                                       (4.8)            (27.7)
                                                                                       --------------    --------------

         Net cash provided by financing activities                                              517.7             436.1
                                                                                       --------------    --------------

         Net (decrease) increase in cash and cash equivalents                                  (154.4)            179.8

Cash and cash equivalents, beginning of period                                                  379.8               6.9
                                                                                       --------------    --------------

Cash and cash equivalents, end of period                                                      $ 225.4           $ 186.7
                                                                                       ==============    ==============

Supplemental disclosure of cash flow information:
    Cash paid for interest, net                                                               $  21.8           $   4.5
                                                                                       ==============    ==============
    Cash paid for taxes                                                                       $   7.9           $   0.2
                                                                                       ==============    ==============



    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   ORGANIZATION AND BACKGROUND

  Qwest Communications International Inc. and subsidiaries (the "Company" or "Qwest") was wholly-owned by Anschutz Company (the "Majority Shareholder") until June 27, 1997, when the Company issued common stock in an initial public offering (the "IPO"). As of September 30, 1998, the Majority Shareholder owned approximately 52.0% of the outstanding common stock of the Company.

  The Company is a facilities-based provider of a full range of multimedia communications services to businesses, consumers and other communications entities ("Communications Services"). In addition, the Company is constructing and installing fiber optic systems for interexchange carriers and other communications entities, as well as for its own use ("Construction Services").


(2)    BASIS OF PRESENTATION

  The accompanying unaudited interim condensed consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 include the accounts of the Company and all majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to fairly present the results of the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Such financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior year balances have been reclassified to conform with 1998 presentation.

   The Company has no elements of comprehensive income other than net income.


(3)   ACQUISITIONS

 (a) Icon Acquisition

   On September 13, 1998, the Company signed a definitive merger agreement with Icon CMT Corp. ("Icon"), a provider of integrated Internet solutions associated with web hosting and Internet protocol integration. The terms of the merger agreement call for the acquisition of all of Icon's outstanding common shares and the assumption of all of Icon's stock options by the Company. The purchase price of the all-stock transaction is anticipated to be approximately $207.0 million, not including approximately $3.5 million of direct acquisition costs. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. The merger is expected to close by December 31, 1998.

   The Company has also agreed to advance up to $15.0 million to Icon, with an initial availability date of January 31, 1999, to fund working capital requirements and for other corporate purposes. In consideration for this commitment, Icon issued to the Company a warrant to purchase up to 750,000 shares of Icon stock at $12 per share.

   Approval of the merger is subject to the affirmative vote of a majority of the outstanding shares of Icon common stock. Icon's three founders also entered into agreements with the Company to vote to approve the merger and to grant the Company purchase options on their shares. The warrant and purchase options give the Company beneficial ownership of approximately 44% of Icon's common stock.

 (b) LCI Acquisition

   On June 5, 1998, the Company acquired LCI International, Inc. and subsidiaries ("LCI"), a communications services provider for approximately $3.9 billion in Company common stock. At the close of the acquisition (the "LCI Merger"), the Company issued approximately 129.9 million shares of the Company's common stock (including outstanding LCI stock options assumed by the Company), and incurred approximately $13.5 million in direct acquisition costs. The LCI Merger was accounted for as a purchase.

   In connection with the acquisition of LCI, the Company allocated $750.0 million of the purchase price to in-process research and development ("R&D") projects, $250.0 million to developed technology and $3,037.8 million to goodwill. This allocation to the in-process R&D represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. The developed technology and goodwill are being amortized on a straight-line basis from 10 to 40 years.

   The acquired R&D represents engineering and test activities associated with the introduction of new services and information systems. Specifically, LCI had been working on a variety of projects that are essential to delivering data services, which are a significant departure in terms of technological complexity from the Company's traditional voice products. These efforts are related to redesigning and scaling the network infrastructure as well as developing the requisite network management systems. These projects are time-consuming and difficult to complete. If the R&D projects are not completed as planned, they will neither satisfy the technical requirements of a changing market nor be cost effective. Since these projects had not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the acquisition date.

   The Securities and Exchange Commission staff is in the process of performing a limited review of the Company's Form S-3 (File No. 333-58617) filed July 7, 1998, as amended on September 30, 1998. The limited review includes, among other items, questions regarding the in-process R&D writeoff discussed above. The outcome of the limited review could result in changes to the three- and nine-month periods ended September 30, 1998 financial results and disclosures (including adjustment to the in-process R&D writeoff). The Company is unable to predict the outcome of the limited review.

     The aggregate purchase price was allocated as follows (in millions):

      Working capital, excluding deferred taxes                  $ (352.1)
      Deferred tax asset, net                                       197.6
      Property and equipment                                        716.6
      Goodwill                                                    3,037.8
      R&D                                                           750.0
      Developed technology                                          250.0
      Long-term debt, excluding current portion                    (462.4)
      Other liabilities and assets, net                            (207.0)
                                                           --------------
                                                                 $3,930.5
                                                           --------------

     LCI's results of operations have been included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The Company will complete final allocation of purchase price within one year from the acquisition date. The items awaiting final allocation include non-current asset valuation and final determination of the costs to sell or exit certain activities of LCI. It is anticipated that final allocation of purchase price will not differ materially from the preliminary allocation.

 (c) EUnet Acquisition

     On April 14, 1998, the Company acquired EUnet International Limited ("EUnet"), a European Internet service provider with subsidiaries in 14 countries, for approximately $158.2 million. Certain EUnet stockholders and option holders received approximately 3.6 million shares of Company common stock, having a value of approximately $135.3 million, and $4.2 million in cash. Direct costs of the acquisition were approximately $3.5 million. Approximately
0.6 million shares were placed in escrow for two years and may be recovered by the Company to satisfy any indemnification claims. At the expiration of the escrow period, these shares revert to the EUnet stockholders. In addition, the Company committed to purchase certain preference shares for $15.2 million. The Company will issue additional shares of Company common stock or cash to fulfill this purchase commitment. The EUnet acquisition was accounted for as a purchase.

     The Company allocated $68.0 million of the purchase price to incomplete R&D projects. These projects include the design and development of several new value-added internet services as well as the development of the necessary customer care and network management systems. Remaining development efforts for these projects include various phases of design, development and testing efforts that are expected to be completed in stages over the next 21 months. Since these projects had not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles from the purchase relate to developed technology and goodwill and are being amortized on a straight-line basis over five years and ten years, respectively.

     The aggregate purchase price was allocated as follows (in millions):

      Working capital                                      $ (5.1)
      Property and equipment                                 10.7
      Deferred tax liability                                (50.3)
      R&D                                                    68.0
      Developed technology                                    7.0
      Goodwill                                              127.6
      Other                                                   0.3
                                                   --------------
                                                           $158.2
                                                   --------------

     The results of operations of EUnet have been included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The accompanying condensed consolidated financial statements reflect the preliminary allocation of purchase price which is subject to adjustment.

 (d) Phoenix Transaction

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

     The aggregate purchase price was allocated as follows (in millions):

      Working capital                                      $(16.5)
      Property and equipment                                  2.9
      Goodwill                                               53.8
      Other liabilities                                     (13.0)
                                                   --------------
                                                           $ 27.2
                                                   --------------


 (e) Pro Forma Results

     The following pro forma operating results of the Company, LCI, Phoenix and EUnet for the nine months ended September 30, 1998 and 1997 have been prepared assuming these acquisitions occurred on January 1, 1998 and 1997, respectively. On a pro forma basis for the nine months ended September 30, 1998 and 1997, revenue was $2,158.8 million and $1,790.8 million, respectively, and net loss was $886.6 million, or ($2.71) per basic and diluted share, and $869.0 million, or ($2.68) per basic and diluted share, respectively. The pro forma results do not purport to represent what the Company's results of operations would have actually been had the above transactions occurred on the dates indicated and are not indicative of future results.


(4)  ACCOUNTS RECEIVABLE SECURITIZATION

     As of September 30, 1998, the Company, through its wholly-owned subsidiary, LCI, maintained an agreement to sell a percentage ownership interest in a defined pool of trade accounts receivable (the "Securitization Program"). Under the Securization Program, LCI SPC I, Inc. ("SPC"), a single purpose subsidiary of the Company, sells accounts receivable. Receivables sold are not included in the accompanying condensed consolidated balance sheet as of September 30, 1998. SPC had approximately $150.0 million of accounts receivable available for sale and had sold a total of approximately $125.0 million as of September 30, 1998. The Company retains substantially the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

     In October 1998, the Company funded the reacquisition of the ownership interest in the $125.0 million pool of trade accounts receivable that were sold under the Securitization Program through short-term debt borrowings and available cash balances.


(5)  CONSTRUCTION SERVICES

     Costs and billings on uncompleted contracts included in the accompanying condensed consolidated financial statements were as follows (in millions):

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                         1998               1997
                                                                  ----------------    ---------------
   Costs incurred on uncompleted contracts                                $  791.9             $473.8
   Estimated earnings                                                        411.4              238.2
                                                                  ----------------    ---------------
                                                                           1,203.3              712.0
   Less: billings to date                                                    941.2              476.8
                                                                  ----------------    ---------------
   Costs and estimated earnings in excess of billings, net                $  262.1             $235.2
                                                                  ================    ===============

   Revenue the Company expects to realize for work to be
    performed on the above uncompleted contracts                          $  268.9             $506.8
                                                                  ================    ===============

    The Company has entered into various agreements to provide indefeasible rights of use of multiple fibers along the Qwest Network, an approximately 18,450 route-mile, coast-to-coast, technologically advanced fiber optic communications network. Such agreements include contracts with three major customers for an aggregate purchase price of approximately $1.0 billion. Construction Services revenue relating to the contracts with these major customers was approximately $75.1 million and $136.2 million for the three months ended September 30, 1998 and 1997, respectively, and $286.8 million and $374.0 million for the nine months ended September 30, 1998 and 1997, respectively. Progress billings are made upon customers' acceptance of performance milestones.

    Although these construction agreements provide for certain penalties if the Company does not complete construction within the time frames specified within the agreements, management does not anticipate that the Company will incur any substantial penalties under these provisions.

(6) LONG-TERM DEBT

    Long-term debt consisted of the following (in millions):


                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      1998                 1997
                                                                  ------------       --------------
  8.29% Notes                                                         $  316.9               $   --
  9.47% Notes                                                            382.6                356.9
  10 7/8% Notes                                                          250.0                250.0
  7.25% Notes                                                            351.7                   --
  Credit facility and lines of credit                                    232.5                   --
  Equipment credit facility                                               57.3                 22.6
  Capital lease and other obligations                                     32.0                 13.0
                                                                  ------------       --------------
  Total debt                                                           1,623.0                642.5
     Less current portion                                               (235.9)               (12.0)
                                                                  ------------       --------------
  Long-term debt                                                      $1,387.1               $630.5
                                                                  ============       ==============

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

    In July 1998, the Company completed an exchange of the 8.29% Series B Senior Discount Notes (the "8.29% Exchange Notes"), registered under the Securities Act of 1933, as amended ("the Act"), for all of the $450.5 million in principal amount at maturity of the 8.29% Notes. The 8.29% Exchange Notes are identical in all material respects to the originally issued 8.29% Notes.

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

     The Credit Facility bears interest at a rate consisting of two components: the base rate component is dependent upon a market indicator; the second component varies from 0.30% to 0.75%, based on the more favorable of the relationship of borrowing levels to operating cash flow (the "leverage ratio") or the senior unsecured debt rating. As of September 30, 1998, the Company had $215.0 million outstanding under the Credit Facility at an annual interest rate of 6.0%. The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement and the restriction on the ability of the Company and its subsidiaries to pay dividends. As of September 30, 1998, the Company was in compliance with all Credit Facility covenants. The Credit Facility expires December 31, 1998 and is therefore included in current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 1998. In November 1998, the outstanding balance under the Credit Facility was repaid.

     As of September 30, 1998, $17.5 million was outstanding on the Lines of Credit at an interest rate of 6.3%. The Lines of Credit are short-term in nature and are therefore included in current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 1998. In November 1998, the outstanding balance under the Lines of Credit was repaid.

     In October 1998, the Company entered into a $67.0 million short-term demand note with a bank to partially fund the reacquisition of the ownership interest in the $125.0 million pool of trade accounts receivable that were sold under the Securitization Program (see Note 4). The annual interest rate of the demand note was 6.1% as of October 31, 1998. In November 1998, the outstanding balance under the demand note was repaid.

     In November 1998, the Company issued and sold $750.0 million in principal amount of 7.50 % Senior Notes, due 2008 (the "7.50% Notes"), generating net proceeds of approximately $741.0 million, after deducting offering costs. Interest on the 7.50% Notes is payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 1999. The 7.50% Notes are subject to redemption at the option of the Company, in whole or in part, at any time at specified redemption prices.

     In connection with the sale of the 7.50% Notes, the Company agreed to make an offer to exchange new notes, registered under the Securities Act of 1933, as amended (the "Securities Act"), and with terms identical in all material respects to the 7.50% Notes, for the 7.50% Notes or, alternatively, to file a shelf registration statement under the Securities Act with respect to the 7.50% Notes. If the registration statement for the exchange offer or the shelf registration statement, as applicable, is not declared effective within specified time periods or, after being declared effective, ceases to be effective or usable for resale of the 7.50% Notes during specified time periods (each a "Registration Default"), additional cash interest will accrue at a rate per annum equal to 0.50% of the principal amount of the 7.50% Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum of the principal amount of the 7.50% Notes up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

     On November 5, 1998, the Company executed a commitment letter with its three lead banks to syndicate an unsecured, $500.0 million to $750.0 million credit facility. Each of the lead banks has agreed to commit up to $100.0 million, with a minimum aggregate commitment of $250.0 million. The new credit facility would be structured to include a $250.0 million 364-day revolving credit facility, with the balance as a five-year revolving credit facility. The 364-day facility would be extendable for an additional 364 days on the lenders' approval or convertible at the Company's option to a term loan terminating at the same time as the five-year facility. Borrowings under the new credit facility would bear interest at a variable rate based on LIBOR plus an applicable margin. Consummation of the new credit facility is conditioned, among other things, on the execution of a mutually satisfactory credit agreement. The Company and the three lead banks are working toward a December 1998 closing, but there can be no assurance that the new credit facility will be in place before the Credit Facility expires.


(7)  INCOME TAXES

     Effective with the LCI Merger, Qwest is no longer included in the consolidated federal income tax return of its Majority Shareholder. As a result, the tax sharing agreement with the Majority Shareholder is no longer effective for activity after June 5, 1998. The Company is still subject to the provisions of the tax sharing agreement for activity through June 5, 1998.

   The Company's effective tax rate for the three and nine months ended September 30, 1998 and 1997, differed from the statutory income tax rate as follows:

                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                     --------------------------------      ----------------------------------
                                                           1998               1997                1998                1997
                                                     -------------      -------------      --------------       -------------

Federal tax at statutory rate                                 35.0%              35.0%              (35.0)%              35.0%
State taxes (net of federal effect)                            5.0%                --                (5.0)%               2.4%
In-process R&D                                                  --                 --                36.3%                 --
Goodwill and other non-deductible expenses                   114.3%                --                 1.8%                1.0%
Growth share plan                                               --                 --                  --                 8.7%
Other, net                                                      --                0.6%                0.5%                1.8%
                                                     -------------      -------------      --------------       -------------

   Effective tax rate                                        154.3%              35.6%               (1.4%)              48.9%
                                                     =============      =============      ==============       =============


(8)  COMMITMENTS AND CONTINGENCIES

 (a) Network Construction Project and Capital Requirements

     In 1996, the Company commenced construction of the Qwest Network. The Company estimates the total cost to construct and activate the Qwest Network (which now includes the LCI network) and complete construction of the dark fiber sold to customers will be approximately $2.3 billion. The Company projects its total remaining cost as of September 30, 1998 for completing the construction of the Qwest Network will be approximately $800.0 million.

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

 (c) Long-term Capacity Agreements

     From time to time, the Company enteres into long-term agreements to sell capacity on the Qwest Network to third parties. These agreements generally call for the Company to provide the third party the use of a circuit on the Qwest Network at varying capacity levels for a period of time ranging up to 25 years. The agreements may or may not include maintenance fees paid to the Company.

 (d) Vendor Agreements

     The Company has agreements with certain telecommunications interexchange carriers and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has historically met all minimum billing requirements and believes the minimum usage commitments will continue to be met.

 (e) Legal Matters

     The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and, that although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters are not expected to have a material adverse impact on the Company's results of operations or financial position.

(9)   NET EARNINGS (LOSS) PER SHARE

   The following are computations of the basic and diluted earnings per share (in millions, except per share information):

                                                                   Three Months Ended                       Nine Months Ended
                                                                      September 30,                           September 30,
                                                          -----------------------------------     ----------------------------------

                                                                1998                1997                1998                1997
                                                          --------------      ---------------     --------------      --------------
Net earnings (loss)                                       $         (5.0)     $          12.8     $       (888.1)     $          2.3
                                                          ==============      ===============     ==============      ==============
Shares:

Weighted average number of shares outstanding during the
 period for computing basic earnings per share                     330.7                206.6              259.9               185.1
                                                          --------------      ---------------     --------------      --------------
Incremental common shares attributable to dilutive
 securities:

 Common shares issuable for warrants                                   -                  2.0                  -                 0.7
 Common shares issuable under stock option plan                        -                  2.4                  -                 0.8
 Common shares issuable for outstanding growth shares                  -                  0.6                  -                 2.4
                                                          --------------      ---------------     --------------      --------------
Number of shares as adjusted for purposes of computing
 diluted earnings per share                                        330.7                211.6              259.9               189.0
                                                          ==============      ===============     ==============      ==============
Net earnings (loss) per share-basic                       $        (0.02)     $          0.06     $        (3.42)     $         0.01
                                                          ==============      ===============     ==============      ==============
Net earnings (loss) per share-diluted                     $        (0.02)     $          0.06     $        (3.42)     $         0.01
                                                          ==============      ===============     ==============      ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains or refers to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, that include, among others, (1) statements by Qwest concerning the benefits expected to result from certain business activities and transactions, including, without limitation, synergies in the form of increased revenues, decreased expenses and avoided expenses and expenditures that are expected to be realized by the Company after the closing of such transactions,
(2) the Company's plans to complete the Qwest Network, an approximately 18,450 route-mile, coast-to-coast, technologically advanced fiber optic communications network, and (3) other statements by the Company of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. The Company cautions the reader that these forward-looking statements are subject to risks and uncertainties, including financial, regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks, uncertainties and risk factors identified, among other places, in documents filed with the Securities and Exchange Commission (the "Commission"). The most important factors that could prevent the Company from achieving its stated goals include, but are not limited to: (a) failure by the Company to construct the Qwest Network on schedule and on budget, (b) operating and financial risks related to managing rapid growth, integrating acquired businesses and maintaining sufficient cash flow to meet its debt service requirements, make capital expenditures and fund operations, (c) intense competition in the Company's Communcations Services market, (d) the Company's ability to achieve year 2000 compliance, (e) rapid and significant changes in technology and markets, and (f) adverse changes in the regulatory or legislative environment affecting the Company. These cautionary statements should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by the Company or persons acting on its behalf. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

  The Company is a facilities-based provider of a full range of multimedia communications services to businesses, consumers and other communications entities ("Communications Services"). In addition, the Company is constructing and installing fiber optic systems for interexchange carriers and other communications entities, as well as for its own use ("Construction Services").

  The Company expects to complete its domestic voice and data network in 1999. In April 1998, the Company activated the entire transcontinental portion of the Qwest Network from Los Angeles to San Francisco to New York, thus becoming the first network service provider to complete a transcontinental native Internet Protocol ("IP") fiber network. The Company is also expanding its network to carry international data and voice traffic to Mexico and Europe. Completion of the Mexico network is scheduled for early 1999. The network expansion into Europe includes capacity on three undersea submarine systems. The transatlantic capacity includes eight STM-1s (the European equivalent to SONET OC-3) from New York City to London and other European destinations.

  In August 1998, the Company announced its participation in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. Scheduled for completion by the second quarter of 2000, the 13,125-mile four-fiber pair cable will ultimately possess the capability to transmit information at the rate of 640 gigabits per second.

   In September 1998, the Company announced that in November 1998 it planned to make available for use the nation's first OC-48 native IP network along the Qwest Network. Along this OC-48 network, the Company will offer high-speed dedicated Internet access, web hosting, IP-based virtual private network services and expanded availability of voice over IP long distance services. Additionally, the Company's European subsidiary, EUnet International Limited ("EUnet), will provide the first pan-European Internet broadcasting network. The new services will allow customers in Europe to broadcast video, data and voice globally.

  Communications Services. Communications Services consists of retail and wholesale services. The Company's retail services include voice, data and video services to business and residential customers. The Company builds direct, end-user relationships by developing strong distribution channels, providing competitive pricing and superior network quality and offering enhanced, market-driven services. The Company's wholesale services provides high-volume and conventional private line services over the Company's owned capacity and switched services over owned and leased capacity to other communications providers. In addition to traditional communications carriers, the Company is marketing to Internet service providers, electric utility companies and other data service companies.

  Construction Services. Construction Services constructs and installs fiber optic systems for other communications providers, as well as for the Company's own use. The Company began operations in 1988 constructing fiber optic conduit systems primarily for major long distance carriers in exchange for cash and capacity rights. The Company has entered into major construction contracts for the sale of dark fiber to Frontier, MCI WorldCom and GTE whereby the Company has agreed to install and provide dark fiber to each along portions of the Qwest Network. In addition to these contracts, the Company has signed agreements with other communications providers for the sale of dark fiber along the Qwest Network. Revenue from Construction Services generally is recognized under the percentage of completion method as performance milestones relating to the contract are satisfactorily completed. After completion of the Qwest Network in 1999, the Company expects that revenue from Construction Services will be less significant to the Company's operations.

   Icon Acquisition. On September 13, 1998, the Company signed a definitive merger agreement with Icon CMT Corp. ("Icon"), a provider of integrated Internet solutions associated with web hosting and IP integration. The terms of the merger agreement call for the acquisition of all of Icon's outstanding common shares and the assumption of all of Icon's stock options by the Company. The purchase price of the all-stock transaction is anticipated to be approximately $207.0 million, not including approximately $3.5 million of direct acquisition costs. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. The merger is expected to close by December 31, 1998.

   The Company has also agreed to advance up to $15.0 million to Icon, with an initial availability date of January 31, 1999, to fund working capital requirements and for other corporate purposes. In consideration for this commitment, Icon issued to the Company a warrant to purchase up to 750,000 shares of Icon stock at $12 per share.

   Approval of the merger is subject to the affirmative vote of a majority of the outstanding shares of Icon common stock. Icon's three founders also entered into agreements with the Company to vote to approve the merger and to grant the Company purchase options on their shares. The warrant and purchase options give the Company beneficial ownership of approximately 44% of Icon's common stock.

   LCI Acquisition. On June 5, 1998, the Company acquired LCI International, Inc. and subsidiaries ("LCI"), a communications services provider, for approximately $3.9 billion in Company common stock. At the close of the acquisition (the "LCI Merger"), the Company issued approximately 129.9 million shares of the Company's common stock (including outstanding LCI stock options assumed by the Company), and incurred approximately $13.5 million in direct acquisition costs. The LCI Merger was accounted for as a purchase.

   In connection with the acquisition of LCI, the Company allocated $750.0 million of the purchase price to in-process research and development ("R&D") projects, $250.0 million to developed technology and $3,037.8 million to goodwill. This allocation to the in-process R&D represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. The developed technology and goodwill are being amortized on a straight-line basis from 10 to 40 years (See further discussion of the LCI Merger in RESULTS OF OPERATIONS).

   LCI's results of operations have been included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The Company will complete final allocation of purchase price within one year from the acquisition date. The items awaiting final allocation include non-current asset valuation and final determination of the costs to sell or exit certain activities of LCI. It is anticipated that final allocation of purchase price will not differ materially from the preliminary allocation.

   EUnet Acquisition. On April 14, 1998, the Company acquired EUnet, a European internet service provider with subsidiaries in 14 countries, for approximately $158.2 million. Certain EUnet stockholders and option holders received approximately 3.6 million shares of Company common stock, having a value of approximately $135.3 million, and $4.2 million in cash. Direct costs of acquisition were approximately $3.5 million. Approximately 0.6 million shares were placed in escrow for two years and may be recovered by the Company to satisfy any indemnification claims. At the expiration of the escrow period, these shares revert to the EUnet stockholders. In addition, the Company committed to purchase certain preference shares for $15.2 million. The Company will issue additional shares of Company common stock or cash to fulfill this purchase commitment. The EUnet acquisition was accounted for as a purchase.

   The Company allocated $68.0 million of the purchase price to incomplete R&D projects. These projects include the design and development of several new value-added internet services as well as the development of the necessary customer care and network management systems. Remaining development efforts for these projects include various phases of design, development and testing efforts that are expected to be completed in stages over the next 21 months. Since these projects had not yet reached technological feasibility and have no alternative future uses, there can be no guarantee as to the achievability of the projects or the ascribed values. Accordingly, these costs were expensed as of the acquisition date. The remaining intangibles from the purchase relate to developed technology and goodwill and are being amortized on a straight-line basis over five years and ten years, respectively.

  The results of operations of EUnet have been included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The accompanying condensed consolidated financial statements reflect the preliminary allocation of purchase price which is subject to adjustment.

   Phoenix Transaction. On March 30, 1998, the Company acquired Phoenix Network, Inc. ("Phoenix"), a non-facilities-based reseller of long distance services. Approximately 0.8 million shares of the Company common stock having a value of approximately $27.2 million were exchanged for the outstanding shares of Phoenix. The results of operations of Phoenix have been included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The Phoenix acquisition was accounted for as a purchase.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

  The Company reported a net loss of $5.0 million for the three months ended September 30, 1998, compared to net earnings of $12.8 million for the same period of the prior year. For the nine months ended September 30, 1998, the Company reported a net loss of $888.1 million compared to net earnings of $2.3 million for the nine months ended September 30, 1997. The increase in the net loss for the three- and nine-month periods as compared to the same periods in the prior year was primarily due to the factors discussed below. For the comparative periods presented, the Company's results of operations include the acquisitions of: SuperNet, Inc. from October 1997; Phoenix from March 1998; EUnet from April 1998; and LCI from June 1998. Excluding the effect of the merger related costs and the write-off of in-process R&D costs related to the LCI and EUnet acquisitions, the Company's reported net loss would have been $28.2 million for the nine months ended September 30, 1998 compared to net earnings of $2.3 million for the same period of the prior year.

  The following pro forma operating results of the Company, LCI, Phoenix and EUnet for the nine months ended September 30, 1998 and 1997 have been prepared assuming these acquisitions occurred on January 1, 1998 and 1997, respectively. On a pro forma basis for the nine months ended September 30, 1998 and 1997, revenue was $2,158.8 million and $1,790.8 million, respectively, and net loss was $886.6 million, or ($2.71) per basic and diluted share, and $869.0 million, or ($2.68) per basic and diluted share, respectively.

  Revenue. Selected components of revenue for the three and nine months ended September 30, 1998 and 1997, were as follows (in millions):

                         Three Months                Nine Months
                         1998    1997   Increase    1998     1997   Increase
                        ------  ------  --------  --------  ------  --------
Communications services $601.8  $ 32.5  $  569.3  $  884.2  $ 77.1  $  807.1
Construction services    205.0   156.5      48.5     493.4   413.2      80.2
                        ------  ------  --------  --------  ------  --------
 Total revenue          $806.8  $189.0  $  617.8  $1,377.6  $490.3  $  887.3
                        ======  ======  ========  ========  ======  ========


  During the three and nine months ended September 30, 1998, as compared to the same periods in the prior year, Communications Services revenue increased due to the addition of revenue from the acquisitions discussed above. If the anticipated acquisition of Icon is consummated, the Company expects Communications Services revenue to grow. Additionally, excluding acquisitions, revenue increased due to growth in retail and data services.

  During the three and nine months ended September 30, 1998, as compared to the same periods in the prior year, Construction Services revenue increased primarily due to additional dark fiber sales to other carriers.

  Operating Expenses. Selected components of operating expenses for the three and nine months ended September 30, 1998 and 1997, were as follows (in millions):

                        Three Months                Nine Months
                        1998    1997   Increase    1998     1997   Increase
                       ------  ------  --------  --------  ------  --------
Access and network
    operations         $371.6  $ 25.0  $  346.6  $  556.1  $ 61.8  $  494.3
Construction services   128.2   107.5      20.7     333.8   292.0      41.8
Selling, general and
    administrative      189.4    31.4     158.0     341.5   123.2     218.3
Depreciation and
    amortization         76.6     5.1      71.5     115.6    13.1     102.5
Merger related costs        -       -         -     880.5       -     880.5
                       ------  ------  --------  --------  ------  --------
 Total operating
    expenses           $765.8  $169.0  $  596.8  $2,227.5  $490.1  $1,737.4
                       ======  ======  ========  ========  ======  ========

  Expenses for access and network operations primarily consist of the cost of operation of the Qwest Network, Local Exchange Carrier ("LEC") access charges and the cost of leased capacity. The increase in access and network operations for both the three and nine months ended September 30, 1998 was primarily attributable to growth in revenue from acquisitions, as well as internally generated growth in Communications Services revenue. As the Qwest Network is completed and activated, the Company is able to serve more customer needs over its own network.

  Expenses for construction services consist primarily of costs to construct the Qwest Network, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the Qwest Network for the Company's own use are capitalized. Expenses for construction services increased for the three and nine months ended September 30, 1998 as compared to the same periods in the prior year due to additional contracts that were signed during 1998.

  Selling, general and administrative ("SG&A") expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. The increase in SG&A for the three and nine months ended September 30, 1998 was primarily due to the addition of SG&A expenses related to acquired entities, increased sales and marketing efforts, new service offerings, administrative and information services supporting the Company's growth, increased payroll from the recruiting and hiring of additional personnel, increased commissions expense related to the growth in Communications Services revenue, and increased property taxes and maintenance costs related to the increase of fixed assets along the Qwest Network. During the three and nine months ended September 30, 1998, as compared to the same periods in the prior year, the Company experienced increases in the number of employees from acquisitions and the expansion of the sales and customer support infrastructure from approximately

1,290 employees at September 30, 1997 to approximately 6,900 employees at September 30, 1998. The increases in SG&A were partially offset by a decrease in Growth Share Plan expense. The Company has a Growth Share Plan for certain of its employees and directors, which was the Company's management incentive plan prior to the initial public offering. Growth Share Plan expense for the three and nine months ended September 30, 1998 was $2.3 million and $7.1 million, respectively, compared to $4.1 million and $69.3 million for the three and nine months ended September 30, 1997, respectively. Growth Share Plan expense is not expected to be material to the operations of the Company in the future. SG&A is expected to increase in the short term as the Company continues to grow, as segments of the Qwest Network become operational and as the Company continues the expansion of its Communications Services business.

  The Company's depreciation and amortization expense increased primarily due to activating segments of the Qwest Network during the three and nine months ended September 30, 1998, purchases of fixed assets to accommodate the Company's growth and depreciation and amortization of fixed assets and goodwill related to the Company's acquisitions. The Company expects that depreciation and amortization expense will continue to increase in subsequent periods as the Company continues to activate additional segments of the Qwest Network.

  During the nine months ended September 30, 1998, the Company recorded $62.5 million in merger-related costs due to the merger with LCI, including $31.0 million of duplicate facilities, $25.0 million of channel consolidation and duplicate commitments and $6.5 million of other miscellaneous merger costs.

   In connection with the acquisition of LCI, the Company allocated $750.0 million of the purchase price to in-process R&D projects, $250.0 million to developed technology and $3,037.8 million to goodwill. The developed technology and goodwill are being amortized on a straight-line basis from 10 to 40 years. This allocation to the in-process R&D represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the merger, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the merger date.

   Through the use of third party appraisal consultants, the Company assessed and allocated values to the in-process research and development. The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established. These assets consisted of a significant number of R&D projects grouped into three categories: (1) next-generation network systems automation tools; (2) advanced data services, including frame relay and Internet Protocol technologies; and (3) new operational systems and tools. Taken together, these projects, if successful, will enable the Company to provide advanced voice and data services as well as sophisticated network management and administration functions. A brief description of the three categories of in-process projects is presented below:

 .      R&D Related to Network Systems Automation. These R&D projects are intended to create a new method of automating LCI's service provisioning and network management systems. These proprietary projects include the development of data warehousing and new interface technologies to enable the interchange of data across disparate networks. As of the transaction date, the Company believes that the overall project was 60% complete. Development efforts through September 30, 1998 have proceeded according to expectations. While material progress has been made with these projects, significant risk still is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize.

 .      R&D Related to Frame Relay and IP Services. These projects involve R&D related to the deployment of frame relay and IP technologies within the LCI network. With the completion of this next-generation network, LCI will be able to address emerging new demand trends for data services. Management considers this a complex project due to the customized work required. As of the transaction date, the Company believes the overall project was approximately 60% to 70% complete as of the LCI transaction date. Development efforts through September 30, 1998 have proceeded according to expectations. While material progress has been made with these projects, significant risk still is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize.

 .      R&D Related to Operational Systems and Tools. These projects involve R&D related to the development of new service and network management tools and engineering functions. These proprietary projects are closely associated with LCI's deployment of advanced data services. Applications enabled by these new technologies include the ability to offer new products and service packages. As of the transaction date, the Company believes the projects were 60% to 70% complete. Development efforts through September 30, 1998 have proceeded according to expectations. While material progress has been made with the R&D projects, these are unique technologies and significant risk is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize.

   Remaining R&D efforts for these projects include various phases of technology design, development and testing. Anticipated completion dates for the projects in progress will occur in phases over the next two years, at which point the Company expects to begin generating the economic benefits from the technologies. At the time of valuation, the costs incurred and the expected costs to complete all such projects were approximately $50 million and $60 million, respectively.

   The value assigned to purchased in-process technology was determined by estimating the contribution of the purchased in-process technology to developing commercially viable products, estimating the resulting net cash flows from the expected product sales of such products, and discounting the net cash flows from the expected product sales of such products, to their present value using a risk-adjusted discount rate.

   The Company estimates total revenues from the specific acquired in-process technology peak in 2003 and steadily decline from 2004 through 2009 as other new product and service technologies are expected to be introduced by the company. These projections are based on management's estimates of market size and growth, expected trends in technology, and the expected timing of new product introductions.

   Discounting the net cash flows back to their present values is based on the weighted average cost of capital ("WACC"). The business enterprise is comprised of various types of assets, each possessing different degrees of investment risk contributing to the LCI's overall weighted average cost of capital. Intangible assets are assessed higher risk factors due to their lack of liquidity and poor versatility for redeployment elsewhere in the business. Reasonable returns on monetary and fixed assets were estimated based on prevailing interest rates. The process for quantifying intangible asset investment risk involved consideration of the uncertainty associated with realizing discernible cash flows over the life of the asset. A discount rate of 19% was used for valuing the in-process research and development. This discount rate is higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that are unknown at this time. As is standard in the appraisal of high growth markets, projected revenues, expenses and discount rates reflect the probability of technical and marketing successes.

   The value of the in-process projects was adjusted to reflect value and contribution of the acquired research and development. In doing so, consideration was given to the R&D's stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete projects.

   The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the merger. The Company cannot assure, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

   The Company expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, risk is associated with the completion of the projects and the Company cannot assure that the projects will meet with either technological or commercial success.

   If none of these projects is successfully developed, the sales and profitability of the Company may be adversely affected in future periods. The failure of any particular individual project in-process would not materially impact the Company's financial condition, results of operations or the attractiveness of the overall LCI investment. Operating results are subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

   The Commission staff is in the process of performing a limited review of the Company's Form S-3 (File No. 333-58617) filed July 7, 1998, as amended on September 30, 1998. The limited review includes, among other items, questions regarding the in-process R&D writeoff discussed above. The outcome of the limited review could result in changes to the three- and nine-month periods ended September 30, 1998 financial results and disclosures (including adjustment to the in-process R&D writeoff). The Company is unable to predict the outcome of the limited review.

  Other (Income) Expense. Selected components of other (income) expense for the three and nine months ended September 30, 1998 and 1997, were as follows (in millions):

                        Three Months              Nine Months
                        1998    1997   Increase   1998    1997   Increase
                       ------  ------  --------  ------  ------  --------
Interest expense, net  $ 29.0  $  4.2  $   24.8  $ 62.3  $  8.9  $   53.4
Other (income) expense,
   net                    2.9    (4.0)      6.9   (11.6)  (13.2)      1.6
                       ------  ------  --------  ------  ------  --------
 Total other (income)
   expense             $ 31.9  $  0.2  $   31.7  $ 50.7  $ (4.3) $   55.0
                       ======  ======  ========  ======  ======  ========


The increase in interest expense, net during the three and nine months ended September 30, 1998, as compared to the same period in the prior year, resulted from an increase in long-term indebtedness, (see "Liquidity and Capital Resources" below), partially offset by an increase in capitalized interest resulting from construction of the Qwest Network. As the Qwest Network is completed, interest expense will increase as the amount of capitalized interest decreases. Other (income) expense, net, increased due primarily to decreases in interest income due to lower average cash balances and a loss recorded for the write-off of certain assets during the three and nine months ended September 30, 1998. Additionally, in the first half of 1997, the Company recorded a $9.3 million gain on sale of contract rights.

  Income Taxes. Effective with the LCI Merger, Qwest is no longer included in the consolidated federal income tax return of its Majority Shareholder. As a result, the tax sharing agreement with the Majority Shareholder is no longer effective for activity after June 5, 1998. The Company is still subject to the provisions of the tax sharing agreement for activity through June 5, 1998.

   The Company's effective tax rate for the three and nine months ended September 30, 1998, differed from the statutory income tax rate primarily as a result of the nondeductibility of R&D write-offs and acquisition-related goodwill. The effective tax rate for the nine months ended September 30, 1997, differred from the statutory rate primarily as a result of the nondeductibility of a portion of growth share expense.


LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operations was $106.3 million during the nine months ended September 30, 1998. Cash used in investing activities was $778.4 million during the nine months ended September 30, 1998, including $751.0 million to fund capital expenditures. Cash provided by financing activities was $517.7 million during the nine months ended September 30, 1998, including total debt borrowings of $451.9 million.

  The Company estimates the total cost to construct and activate the Qwest Network and complete construction of dark fiber sold to third parties will be approximately $2.3 billion. Of this amount, the Company had already expended approximately $1.5 billion as of September 30, 1998.

  The Company has obtained the following sources of funds which are available to complete the build-out: (i) approximately $1.4 billion under the Frontier, WorldCom and GTE contracts and additional smaller construction contracts for sales of dark fiber, of which approximately $900.0 million had already been received and $500.0 million remained to be received at September 30, 1998; (ii) $90.0 million of vendor financing, with approximately $57.3 million outstanding as of September 30, 1998; and (iii) approximately $1.1 billion from various debt and equity financings, with approximately $949.5 million of such debt outstanding as of September 30, 1998. The Company believes that its available cash and cash equivalent balances at September 30, 1998, cash flow from operations, proceeds from the November 1998, 7.50% senior notes offering (described below) and its proposed bank financings (described below) will satisfy its currently anticipated cash requirements at least for the next 12 months.

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

  The Credit Facility bears interest at a rate consisting of two components: the base rate component is dependent upon a market indicator; the second component varies from 0.30% to 0.75%, based on the more favorable of the relationship of borrowings levels to operating cash flow (the "leverage ratio") or senior unsecured debt rating. As of September 30, 1998, the Company had $215.0 million outstanding under the Credit Facility. The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement and the restriction on the ability of the Company and its subsidiaries to pay dividends. As of September 30, 1998, the Company was in compliance with all Credit Facility covenants. The Credit Facility expires December 31, 1998 and is therefore included in current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 1998. In November 1998, the outstanding balance under the Credit Facility was repaid.

  As of September 30, 1998, $17.5 million was outstanding on the Lines of Credit. The Lines of Credit are short-term in nature and are therefore included in current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 1998. In November 1998, the outstanding balance under the Lines of Credit was repaid.

  As of September 30, 1998, the Company, through its wholly-owned subsidiary, LCI, maintained an agreement to sell a percentage ownership interest in a defined pool of trade accounts receivable (the "Securitization Program"). The Company can transfer an undivided interest in the trade accounts receivable on an ongoing basis to maintain the participation interest up to $150.0 million. As of September 30, 1998, the Company had approximately $150.0 million of accounts receivable available for sale and had sold a total of approximately $125.0 million. The Company retains substantially the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

  In October 1998, the Company funded the reacquisition of the ownership interest in the $125.0 million pool of trade accounts receivable that were sold under the Securitization Program through short-term debt borrowings and available cash balances.

  In November 1998, the Company issued and sold $750.0 million in principal amount of 7.50 % Senior Notes, due 2008 (the "7.50% Notes"), generating net proceeds of approximately $741.0 million, after deducting offering costs. Interest on the 7.50% Notes is payable semiannually in arrears on May 1 and November 1 of each year, commencing May 1, 1999. The 7.50% Notes are subject to redemption at the option of the Company, in whole or in part, at any time at specified redemption prices.

  In connection with the sale of the 7.50% Notes, the Company agreed to make an offer to exchange new notes, registered under the Securities Act and with terms identical in all material respects to the 7.50% Notes, for the 7.50% Notes or, alternatively, to file a shelf registration statement under the Securities Act with respect to the 7.50% Notes. If the registration statement for the exchange offer or the shelf registration statement, as applicable, is not declared effective within specified time periods or, after being declared effective, ceases to be effective or usable for resale of the 7.50% Notes during specified time periods (each a "Registration Default"), additional cash interest will accrue at a rate per annum equal to 0.50% of the principal amount of the 7.50% Notes during the 90-day period immediately following the occurrence of a Registration Default and increasing in increments of 0.25% per annum of the principal amount of the 7.50% Notes up to a maximum of 2.0% per annum, at the end of each subsequent 90-day period until the Registration Default is cured.

  On November 5, 1998, the Company executed a commitment letter with its three lead banks to syndicate an unsecured, $500.0 million to $750.0 million credit facility. Each of the lead banks has agreed to commit up to $100.0 million, with a minimum aggregate commitment of $250.0 million. The new credit facility would be structured to include a $250.0 million 364-day revolving credit facility, with the balance as a five-year revolving credit facility. The 364-day facility would be extendable for an additional 364 days on the lenders' approval or convertible at the Company's option to a term loan terminating at the same time as the five-year facility. Borrowings under the new credit facility would bear interest at a variable rate based on LIBOR plus an applicable margin. Consummation of the new credit facility is conditioned, among other things, on the execution of a mutually satisfactory credit agreement. The Company and the three lead banks are working toward a December 1998 closing, but there can be no assurance that the new credit facility will be in place before the Credit Facility expires.

YEAR 2000

   Many existing computer systems, including hardware and software, use only the last two digits to identify a year. Consequently, as the year 2000 approaches, such systems will not recognize the difference in a year that begins with "20" rather than "19". As a result of the date change in the year 2000, if any of the Company's computer systems use only two digits to define the year, these defective systems may cause disruptions in its network operations through which the Company provides communications services to its customers and in its internal operations. Additionally, the Company is dependent upon outside sources to provide communications services to its customers and to bill its customers for such services. The greatest risk to the Company's ability to provide communications services is the failure of third-party service providers to be year 2000 compliant, especially those third-party service providers that provide local access and certain of the billing systems upon which the provision of long distance telecommunications service relies.

   The Company has established a year 2000 compliance group. The objective of the year 2000 compliance group is to eliminate disruptions as a result of the date change in the year 2000. The compliance group has developed a five-step plan to identify and repair year 2000 affected systems: (i) identify potentially date-sensitive systems, including third-party products; (ii) assess such systems for year 2000 compliance; (iii) modify, upgrade or replace non-compliant systems; (iv) test the corrected systems; and (v) deploy the corrected systems.

   The year 2000 compliance group has focused mainly on the Company's domestic operations and, to a lesser extent, on its international operations.

   In addition to reviewing its own systems, the year 2000 compliance group is submitting requests to third-party service providers to obtain information as to their compliance efforts.

   The Company currently anticipates that remediation of the systems supporting the domestic operations will be completed by December 31, 1998. Testing and deployment of corrected systems is scheduled for completion by June 30, 1999. The Company's ability to meet these target dates depends on third parties for operational testing, as well as the Company's overall efforts to integrate the operations of recently acquired businesses, including LCI. Thus, various factors, including the compliance efforts of third parties, over which the Company has no control, may affect these target dates.

   The Company is developing contingency plans in the event that the Company or any of its third-party service providers fail to be year 2000 compliant. The contingency plans are expected to be completed by June 1999.

   The Company estimates the SG&A expenses of implementing its year 2000 plan will be approximately $5.0 million to $7.0 million for the year ending December 31, 1998. During the nine months ended September 30, 1998, the Company incurred approximately $3.0 million for the year 2000 compliance costs, included in SG&A expense. The Company expects to incur an additional approximately $10.0 million to 15.0 million in SG&A expense during the remainder of 1998 and in 1999 to implement its year 2000 plan.


INDUSTRY ENVIRONMENT

   Historically, the Company has operated in the $80 billion long-distance telecommunications industry. Recent legislative and regulatory activity is designed to create one telecommunications industry to encompass both long-distance and local telecommunications services. The Company intends to compete in what is estimated to be a $150 billion combined market.

   The current industry environment subjects the Company to varying degrees of regulatory oversight on both the national and state levels. There are numerous judicial and regulatory actions that are ongoing which can impact the nature and degree of competition in the telecommunications industry. The Company is unable to predict the timing for resolution of these actions, or the ultimate impact of these matters on the industry and competition. The regulatory and legislative actions discussed below could impact the Company's pricing and cost structure by changing access or by generally increasing competition. The Company is unable to predict what impact these changes will have on its pricing, revenue growth or operating margin.

LEGISLATIVE MATTERS
-------------------

   Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996 ("the Telecommunications Act") was enacted to increase competition in the long-distance and local telecommunications industries. The legislation is intended to open competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent LECs, including the Regional Bell Operating Companies ("RBOCs"). The Telecommunications Act allows RBOCs to provide long-distance service between LATAs to consumers inside their local service territories only after meeting certain criteria, including a list of 14 specific "competitive checklist" requirements for opening the local market to competition. The Telecommunications Act also provides a framework for the Company and other long-distance carriers to compete with LECs by reselling local telephone service, leasing unbundled elements of the incumbent LEC networks or building new local service facilities. The Company has signed local service resale agreements with Ameritech Corporation, BellSouth Corporation and Bell Atlantic Corporation ("Bell Atlantic"). The Company has also signed an interconnection agreement with Ameritech Corporation.

   In July 1997, SBC Communications Inc. ("SBC"), followed by U S West and Bell Atlantic, filed a lawsuit in the United States District Court for the Northern District of Texas ("the District Court") challenging, on constitutional grounds, the restrictions contained in the Telecommunications Act applicable only to RBOCs. In December 1997, the District Court ruled that the RBOC-specific provisions of the Telecommunications Act were an unconstitutional bill of attainder. The FCC, AT&T, MCI WorldCom and Sprint appealed this ruling to the United States Court of Appeals for the Fifth Circuit (the "Fifth Circuit"), which stayed the ruling pending appeal. In September 1998, the Fifth Circuit overturned the District Court ruling and upheld the Telecommunications Act's provisions. On October 20, 1998, SBC and U.S. West petitioned the United States Supreme Court for review. If the District Court ruling is ultimately upheld, the RBOCs may be able to provide long-distance services within their local service territories much sooner than expected and without the detailed review and approval process by state regulators and the FCC that is currently required under the Telecommunications Act. If this decision were upheld, the Company expects an increase in competition for long-distance services which could result in the loss of market share and/or a decrease in operating margins. However, the Company believes that the RBOCs' and other companies' participation in the market will provide opportunities for the Company to sell fiber or lease long distance high volume capacity. The Company is unable to predict the outcome of the pending petition for review.

REGULATORY MATTERS

   In order to implement the Telecommunications Act, the FCC is required to undertake a variety of regulatory actions that impact competition in the telecommunications industry. Many of the actions taken by the FCC to implement the Telecommunications Act, in addition to the Telecommunications Act itself, face court challenges. Certain of these regulatory actions are described below.

   Access Charge Reform. In May 1997, the FCC issued an order designed to reform the system of interstate access charge expenses levied by LECs on long-distance service carriers. In that order, the FCC used rate reductions and presumably increased competition in interstate access in an attempt to bring interstate access charges closer to actual economic cost. Various parties filed petitions for reconsideration of the order with the FCC. Some parties, including the Company, appealed the order to the Eighth Circuit, which, in August 1998, upheld the FCC's determinations. The FCC has stated that it will issue a further order designed to permit incumbent LECs to lower interstate access charges in response to competition, and has recently announced it will delay certain adjustments until July 1, 1999. The manners in which the FCC implements its approach to lowering access charge levels will have a material effect on the prices the Company and its long-distance competitors pay for originating and terminating interstate traffic. Although the ultimate outcome of the FCC actions is uncertain, the Company did expect lower access charges in 1998. This decrease, however, has been offset by increases in customer line charges and charges for the universal service fund.

    Under traditional federal regulatory policy, providers of long distance services over the Internet and companies that use IP technology to provide long distance services have been exempt from access charges. Two RBOCs recently informed carriers that provide long distance voice services over the Internet or use IP technology that they also must pay access charges on IP telephony services. This is the first effort by incumbent local exchange carriers to levy access charges on IP telephony services. Furthermore, there has been no definitive FCC determination as to treating IP telephony as a service subject to access charges. If local exchange carriers are allowed to levy access charges on IP telephony long distance service offerings, this development would increase the Company's costs to provide such services and might cause the Company to reevaluate the pricing of such services.

   Universal Service. The FCC released a companion order on universal service reform in May 1997. In accordance with the Telecommunications Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported, and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC ruled, among other things, that: contributions to universal service funding would be based on all interexchange carriers' gross retail revenues from both interstate and international telecommunications services; only common carriers providing a full complement of defined local services were eligible for support; and up to $2.25 billion in new annual subsidies for discounted telecommunications services used by schools, libraries, and rural health care providers would be funded by an assessment on total interstate and intrastate revenues of all interexchange carriers. The FCC stated that it intends to study the mechanism for continued support of universal service in high cost areas in a subsequent proceeding. Several parties have filed petitions for reconsideration or judicial appeals or both of this order, many of which are still pending. Further to its study of the mechanism for support of universal service, on April 10, 1998, the FCC released a report to Congress suggesting that the FCC might, in a later proceeding, classify some kinds of "phone-to-phone" voice services using the Internet protocol as telecommunications services. Such an outcome would extend new regulatory obligations and associated costs, including the obligation to support universal service, to providers of those services. The Company is unable to predict the outcome of the further FCC proceedings or the pending judicial appeals or petitions for FCC reconsideration on its operations. The Company is required to contribute in 1998 a percentage of its gross retail revenue to the universal services fund and includes charges for these contributions in its 1998 billings.

   Deployment of Advanced Telecommunications Services. Recently, the FCC initiated two proceedings on the deployment of advanced telecommunications services (e.g., high-speed Internet access, video telephony) and the petitions filed by several entities pursuant to the Telecommunications Act of 1996. A Notice of Inquiry examines if advanced telecommunications services are being made available to consumers on a reasonable and timely basis. A Notice of Proposed Rulemaking proposes to offer incumbent local telephone companies the option to provide advanced telecommunications services through a separate affiliate on a largely deregulated basis. The Company has filed comments in both proceedings, but is unable to predict what impact these proceedings will have on the nature of competition or how advanced telecommunications services offered by LECs will be regulated.

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


INDUSTRY STRUCTURE

   The long-distance telecommunications market is highly competitive. The principal competitive factors affecting the Company's market share are pricing, regulatory and judicial developments (as described above), customer service and diversity of services and features. The Telecommunications Act is expected to change the nature of the industry by allowing carriers other than incumbent LECs to provide local service, while permitting RBOCs to provide interLATA long-distance services. As RBOCs are allowed into the long-distance market, the Company expects competition within the industry to increase in both the long-distance and local markets.

   Several of the Company's competitors are larger and have greater financial, technical and marketing resources. In addition to the largest telecommunications companies, AT&T, MCI WorldCom and Sprint, the Company also competes with hundreds of other long-distance carriers, as well as LECs, in various types of telecommunications services. The Company's principal pricing strategy is to offer a simple, flat-rate pricing structure with rates competitive with those of AT&T, MCI WorldCom and Sprint. Although the Company is prepared to respond to competitive offerings from other carriers, the Company continues to believe that its marketing and service pricing approach is competitive in retaining existing customers, as well as in obtaining new customers. The Company believes that the nature of competition will continue to change with consolidation in the industry. The telecommunications industry has experienced significant merger activity in the last year. Of the many mergers that have occurred or have been announced in the last year, the most significant include: SBC/Pacific Telesis Group, MCI/WorldCom, Inc., SBC/Southern New England Telephone Company, AT&T/Teleport Communications Group, SBC/Ameritech, AT&T/TCI and GTE/Bell Atlantic. At this time the Company is unable to predict the impact of these mergers, if any, on the Company or competition within the industry as a whole. The Company's ability to compete effectively will depend on maintaining exceptional customer service and high quality, market-responsive services at prices generally equal to or below those charged by its major competitors.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

  In March, 1998 four putative class action complaints ("Complaints") against LCI, its directors and in two of these cases, Qwest, were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court"). The Complaints each made substantially the same allegations. The plaintiffs alleged that the consummation of the LCI Merger subjected LCI stockholders to the control of the Majority Shareholder. The plaintiffs further alleged that the LCI Merger constitutes a change in control of LCI and imposes heightened fiduciary duties on the members of the LCI Board to maximize stockholder value. The plaintiffs also alleged that the members of the LCI Board violated their fiduciary duties by failing to auction LCI or to undertake an active "market check" for other potential bidders. The plaintiffs had sought, among other things, to have the Court declare the suit a proper class action, enjoin the LCI Merger and require the members of' the LCI Board to auction LCI and/or conduct a "market check," and award monetary damages, together with costs and disbursements.

  On May 5, 1998, Qwest and LCI entered into a proposed settlement with the plaintiffs in the Complaints. Pursuant to the Memorandum of Understanding entered into by counsel for Qwest, LCI and the plaintiffs, Qwest and LCI agreed, among other things, to (i) include in the Joint Proxy Statement/Prospectus for the LCI Merger financial information with respect to the quarter ended March 31, 1998, (ii) request Lehman Brothers to issue an updated opinion with respect to the fairness of the LCI Merger; (iii) include in the Joint Proxy Statement/Prospectus additional disclosure regarding actions by LCI and its representatives regarding alternative business combination transactions and (iv) not oppose an application for legal fees and expenses by the plaintiffs' attorneys in the amount of not more than $410,000. Pursuant to the proposed settlement, the actions will be dismissed with prejudice and the defendants will be released from claims that were or could have been asserted in the actions. Because the Complaints are putative class actions, the proposed settlement is subject to reasonable confirmatory discovery, certification of the plaintiff class of LCI Stockholders as of March 9, 1998 through the consummation of the LCI Merger, notice to the class and Court approval. The proposed settlement does not affect the Phillips action discussed below. On June 3, 1998, the four putative class action lawsuits were consolidated by an Order of the Court and the complaint in Miri Shapiro v. William F. McConnell [sic], Julius W. Erving, Douglas M. Karp, George M. Perrin, H. Brian Thompson, John L. Vogelstein, Thomas
J. Wayne [sic], LCI International, Inc. and Qwest Communications International Inc., was designated as the operative complaint in the consolidated action. Confirmatory discovery was completed in June 1998. The parties have prepared for execution a Stipulation and Agreement of Compromise, Settlement and Release. The parties also have prepared for submission to the Court a scheduling order for approval of the settlement. On November 2, 1998, the Court approved the settlement.

  On April 3, 1998, in an action captioned Lionel Phillips v. LCI International Inc. and H. Brian Thompson, the plaintiff filed a putative class action complaint in the United States District Court for the Eastern District of Virginia against LCI and H. Brian Thompson, the Chairman and Chief Executive Officer of LCI. The plaintiff brought the action purportedly on behalf of stockholders of LCI who sold LCI Common Stock between February 17, 1998 and March 9, 1998. The plaintiff alleged, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and misleading statements that LCI was not for sale at a time when negotiations between Qwest and LCI regarding a potential merger were allegedly ongoing. The plaintiff sought, among other things, to have the Court declare the suit a proper class action and award damages, together with costs and disbursements. On June 25, 1998, defendants moved to dismiss the complaint on the grounds that it failed to state a claim against defendants. By Order dated July 20, 1998, the Court granted defendants' motion to dismiss the complaint but granted the plaintiff leave to amend the complaint within fifteen
days.    On August 4, 1998, the plaintiff filed an amended complaint and the
Company again moved to dismiss the lawsuit. On September 30, 1998, the Court granted the defendant's motion to dismiss the complaint. On October 20, 1998, the plaintiff filed notice to appeal the Court's decision.

  The Company also has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and, that although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters are not expected to have a material adverse impact on the Company's results of operations or financial position.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit No.                            Description
         -----------------------------------------------------------------------
             2.1 Agreement and Plan of Merger dated as of September 13, 1998 among Qwest Communications International Inc., and Icon CMT Corp. (incorporated by reference to Annex A of the Joint Proxy Statement/Prospectus included as part of the Registration Statement on Form S-4 filed by Qwest on September 30, 1998 (File No. 333-65095).

             27     Financial Data Schedule filed herewith


    (b)  Reports on Form 8-K:

         During the quarter ended September 30, 1998, the Company filed the following Current Reports on Form 8-K:

         (i) On July 8, 1998, the Company filed a Current Report on Form 8-K announcing that it would host a major investment community meeting to discuss strategic direction, operational plans and status of integration activities related to the merger of LCI International, Inc. and the Company.

         (ii) On July 10, 1998, the Company filed a Current Report on Form 8-K/A to amend a portion of Exhibit 99.1 to Form 8-K filed on July 8, 1998.

         (iii) On September 16, 1998, the Company filed a Current Report on Form 8-K announcing the signing of a definitive merger agreement with Icon CMT Corp.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  Qwest Communications International Inc.,
                                   a Delaware corporation



                                  By: /s/   Robert S. Woodruff
                                     --------------------------------------
                                              ROBERT S. WOODRUFF
                                     Executive Vice President--Finance and
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and Accounting
                                                     Officer)
November 13, 1998