Form 10-Q/A
period 1998-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1998-12-09
CIK 1037949

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________
                                  FORM 10-Q/A
                               ________________


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

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(IN MILLIONS, EXCEPT PER SHARE INFORMATION)
(UNAUDITED)


                                                           Three Months Ended        Six Months Ended
                                                          --------------------     --------------------
                                                             1998       1997          1998       1997
                                                          --------------------     --------------------
Revenue:
  Communications services                                 $  239.8     $  24.0     $  282.4     $  44.6
  Construction services                                      153.9       204.7        288.4       256.7
                                                          --------     -------     --------     -------
    Total revenue                                            393.7       228.7        570.8       301.3
                                                          --------     -------     --------     -------
Operating expenses:
  Access and network operations                              153.6        19.7        184.5        36.8
  Construction services                                      108.1       143.3        205.6       182.6
  Selling, general and administrative                        107.9        68.7        152.1        93.7
  Depreciation and amortization                               32.0         4.1         40.1         8.0
  Merger costs                                                62.5           -         62.5           -
  Provision for in-process research and development          750.0           -        750.0           -
                                                          --------     -------     --------     -------
    Total operating expenses                               1,214.1       235.8      1,394.8       321.1

    Operating loss                                          (820.4)       (7.1)      (824.0)      (19.8)

Other (income) expense:
  Interest expense, net                                       18.9         3.7         33.2         4.7
  Interest and other income, net                              (6.4)       (2.8)       (14.4)       (9.3)
                                                          --------     -------     --------     -------
    Loss before income taxes                                (832.9)       (8.0)      (842.8)      (15.2)

Income tax benefit                                           (24.0)       (2.4)       (27.1)       (4.8)
                                                          --------     -------     --------     -------
    Net loss                                              $ (808.9)    $  (5.6)    $ (815.7)    $ (10.4)
                                                          ========     =======     ========     =======

Net loss per share - basic and diluted                    $  (3.34)    $ (0.03)    $  (3.63)    $ (0.06)
                                                          ========     =======     ========     =======

Weighted average shares outstanding - basic and diluted      242.4       175.7        224.6       174.4
                                                          ========     =======     ========     =======

    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
(IN MILLIONS, EXCEPT SHARE INFORMATION)
(UNAUDITED)


                                                June 30,        December 31,
                                                  1998             1997
                                              ------------      ------------
ASSETS
 Current assets:
   Cash                                       $      366.0      $      379.8
   Trade accounts receivable, net                    216.5              58.3
   Deferred income tax asset                         193.2                 -
   Prepaid expenses and other                        267.7             285.9
                                              ------------      ------------
     Total current assets                          1,043.4             724.0

 Property and equipment, net                       1,742.8             614.6

 Excess of cost over net assets acquired           3,315.2              21.2

 Other, net                                          447.4              38.3
                                              ------------      ------------
 TOTAL ASSETS                                 $    6,548.8      $    1,398.1
                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                           $      185.1      $       55.9
   Facility costs accrued and payable                197.2               8.3
   Accrued expenses and other                        645.4             251.1
                                              ------------      ------------
     Total current liabilities                     1,027.7             315.3

 Long-term debt and capital lease obligations      1,365.3             630.5

 Other long-term liabilities                         484.6              70.5

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock - $.01 par value;
      authorized 25.0 million shares; no
      shares issued and outstanding                      -                 -
   Common stock - $.01 par value; authorized
      600.0 million shares; 326.9 million
      shares and 206.6 million shares issued
      and outstanding at June 30, 1998 and
      December 31, 1997, respectively.                 3.3               2.1
   Paid-in capital                                 4,515.5             411.6
   Retained earnings                                (847.6)            (31.9)
                                              ------------      ------------
     Total stockholders' equity                    3,671.2             381.8
                                              ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    6,548.8      $    1,398.1
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

   In connection with the acquisition of LCI, the Company allocated $682.0 million of the purchase price to in-process research and development ("R&D") projects, $318.0 million to developed technology, $65 million to other intangible assets and $3,026.0 million to goodwill. This allocation to the in-process R&D represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. The developed technology, other intangibles and goodwill are being amortized on a straight-line basis from 10 to 40 years.

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


   The Securities and Exchange Commission staff performed a limited review of the Company's Form S-3 (File No. 333-58617) filed July 7, 1998, as amended on September 30, 1998 and December 9, 1998. In connection with the limited review, the Company has increased the allocation of purchase price to developed technology and reduced the in-process R&D writeoff by $68 million. In addition, the Company allocated $65 million of purchase price to other intangible assets and recorded a corresponding reduction to goodwill. As a result of the increases to developed technology and other intangible assets, the Company recorded approximately $53.2 million of deferred tax liabilities and a corresponding increase to goodwill.

     The aggregate purchase price was allocated as follows (in millions):

      Working capital, excluding deferred taxes                  $ (352.1)
      Deferred tax asset, net                                       144.4
      Property and equipment                                        716.6
      Goodwill                                                    3,026.0
      R&D                                                           682.0
      Developed technology                                          318.0
      Other Intangible Assets                                        65.0
      Long-term debt, excluding current portion                    (462.4)
      Other liabilities and assets, net                            (207.0)
                                                           --------------
                                                                 $3,930.5
                                                           --------------

      LCI's results of operations have been included in the accompanying condensed consolidated statements of operations of the Company from the date of acquisition. The Company will complete final allocation of purchase price within one year from the acquisition date. The items awaiting final allocation include LCI network asset valuation and final determination of the costs to sell these assets. It is anticipated that final allocation of purchase price will not differ materially from the preliminary allocation.

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
                                          ------
                                          $ 27.2
                                          ======


     The following pro forma operating results of the Company, LCI, Phoenix and EUnet for the six months ended June 30, 1998 and 1997 have been prepared assuming these acquisitions occurred on January 1, 1998 and 1997, respectively. On a pro forma basis for the six months ended June 30, 1998 and 1997, revenue was $1,352.0 million and $1,137.1 million, respectively, and net loss was $825.4 million, or ($2.53) per basic and diluted share, and $834.3 million, or ($2.58) per basic and diluted share, respectively. The pro forma results do not purport to represent what the Company's results of operations would have actually been had the above transactions occurred on the date indicated and are not indicative of future results.

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

                                      Three Months Ended         Six Months Ended
                                           June 30,                   June 30,
                                      ------------------        ------------------
                                        1998      1997            1998      1997
                                      -------    -------        -------    -------
Federal tax at statutory rate          (35.0)%    (35.0)%        (35.0)%    (35.0)%
R&D                                     31.5%        --           31.1%        --
Growth share plan                         --        4.8%            --        2.7%
Other, net                               0.6%       0.2%           0.7%       0.7%
                                      -------    -------        -------    -------
   Effective tax rate                   (2.9)%    (30.0)%         (3.2)%    (31.6)%
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


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

  The Company reported a net loss of $808.9 million for the three months ended June 30, 1998, compared to a net loss of $5.6 million for the same period of the prior year. For the six months ended June 30, 1998, the Company reported a net loss of $815.7 million compared to a net loss of $10.4 million for the six months ended June 30, 1997. The increase in the net loss for the three and six month periods as compared to the same periods in the prior year was primarily due to the factors discussed below. Excluding the effect of the merger related costs and the write-off of in-process research and development costs related to the LCI and EUnet acquisitions, the Company's reported net loss would have been $24.6 million for the three months ended June 30, 1998, compared to a net loss of $5.6 million for the same period of the prior year and a net loss of $22.6 million for the six months ended June 30, 1998 compared to a net loss of $10.4 million for the same period of the prior year.

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

  Operating Expenses. Selected components of operating expenses for the three and six months ended June 30, 1998 and 1997, were as follows (dollars in millions):

                                                       Increase                          Increase
                                    Three Months      (Decrease)       Six Months       (Decrease)
                                   1998      1997         %          1998      1997         %
                                 --------  --------   ----------   --------  --------   ----------
Access and network operations    $  153.6  $   19.7      680%      $  184.5  $   36.8      401%
Constructions services              108.1     143.3      (25)%        205.6     182.6       13%
Selling, general and
  administrative                    107.9      68.7       57%         152.1      93.7       62%
Depreciation and amortization        32.0       4.1      680%          40.1       8.0      401%
Merger related costs                812.5         -        -          812.5         -        -
                                 --------  --------   ----------   --------  --------   ----------
  Total operating expenses       $1,214.1  $  235.8      415%      $1,394.8  $  321.1      334%
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



   In connection with the acquisition of LCI, the Company allocated $682.0 million of the purchase price to in-process R&D projects, $318.0 million to developed technology, $65 million to other intangible assets and $3,026.0 million to goodwill. The developed technology, other intangibles and goodwill are being amortized on a straight-line basis from 10 to 40 years. This allocation to the in-process R&D represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the merger, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the merger date.

   Through the use of third party appraisal consultants, the Company assessed and allocated values to the in-process research and development. The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established. These assets consisted of a significant number of R&D projects grouped into three categories: (1) next-generation network systems automation tools; (2) advanced data services, including frame relay and Internet Protocol technologies; and (3) new operational systems and tools. Taken together, these projects, if successful, will enable the Company to provide advanced voice and data services as well as sophisticated network management and administration functions. A brief description of the three categories of in-process projects is presented below:

 .      R&D Related to Network Systems Automation. These R&D projects are intended to create a new method of automating LCI's service provisioning and network management systems, and were valued at approximately $218 million. These proprietary projects include the development of data warehousing and new interface technologies to enable the interchange of data across disparate networks. As of the transaction date, the Company believes that the overall project was 60% complete. Development efforts through June 30, 1998 have proceeded according to expectations. The expected costs to complete the projects are approximately $4 million in 1998 and $10 million in 1999. While material progress has been made with these projects, significant risk still is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize.

 .      R&D Related to Frame Relay and IP Services. These projects involve R&D related to the deployment of frame relay and IP technologies within the LCI network, and are valued at approximately $155 million. With the completion of this next-generation network, LCI will be able to address emerging new demand trends for data services. Management considers this a complex project due to the customized work required. As of the transaction date, the Company believes the overall project was approximately 60% to 70% complete as of the LCI transaction date. Development efforts through June 30, 1998 have proceeded according to expectations. The expected costs to complete the projects are approximately $3 million in 1998 and $7 million in 1999. While material progress has been made with these projects, significant risk still is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize.

 .      R&D Related to Operational Systems and Tools. These projects involve R&D related to the development of new service and network management tools and engineering functions and were valued at approximately $309 million. These proprietary projects are closely associated with LCI's deployment of advanced data services. Applications enabled by these new technologies include the ability to offer new products and service packages. As of the transaction date, the Company believes the projects were 60% to 70% complete. Development efforts through June 30, 1998 have proceeded according to expectations. The expected costs to complete the projects are approximately $10 million in 1998 and $24 million in 1999. While material progress has been made with the R&D projects, these are unique technologies and significant risk is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize.

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

   The Securities and Exchange Commission staff performed a limited review of the Company's Form S-3 (File No. 333-58617) filed July 7, 1998, as amended on September 30, 1998 and December 9, 1998. In connection with the limited review, the Company has increased the allocation of purchase price to developed technology and reduced the in-process R&D writeoff by $68 million. In addition, the Company allocated $65 million of purchase price to other intangible assets and recorded a corresponding reduction to goodwill. As a result of the increases to developed technology and other intangible assets, the Company recorded approximately $53.2 million of deferred tax liabilities and a corresponding increase to goodwill.


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