Form 10-Q/A
period 1998-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1998-12-09
CIK 1037949

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

Item 1.  Condensed Financial Statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 1998 and 1997
(In Millions, Except Per Share Information)
(Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                -----------------------------    ---------------------------
                                                                     1998            1997            1998           1997
                                                                -----------------------------    ---------------------------
Revenue:
      Communications services                                          $ 601.8         $ 32.5         $ 884.2         $ 77.1
      Construction services                                              205.0          156.5           493.4          413.2
                                                                --------------   ------------    ------------   ------------

        Total revenue                                                    806.8          189.0         1,377.6          490.3
                                                                --------------   ------------    ------------   ------------

Operating expenses:
      Access and network operations                                      371.6           25.0           556.1           61.8
      Construction services                                              128.2          107.5           333.8          292.0
      Selling, general and administrative                                189.4           31.4           341.5          123.2
      Depreciation and amortization                                       79.9            5.1           120.0           13.1
      Merger costs                                                           -              -            62.5              -
      Provision for in-process research and development                      -              -           750.0              -
                                                                --------------   ------------    ------------   ------------

        Total operating expenses                                         769.1          169.0         2,163.9          490.1
                                                                --------------   ------------    ------------   ------------

        Earnings (loss) from operations                                   37.7           20.0          (786.3)           0.2

Other (income) expense:
      Interest expense, net                                               29.0            4.2            62.3            8.9
      Other (income) expense, net                                          2.9           (4.0)          (11.6)         (13.2)
                                                                --------------   ------------    ------------   ------------

        Earnings (loss) before income taxes                                5.8           19.8          (837.0)           4.5

Income tax expense (benefit)                                              12.7            7.0           (14.4)           2.2
                                                                --------------   ------------    ------------   ------------

        Net earnings (loss)                                            $  (6.9)        $ 12.8         $(822.6)        $  2.3
                                                                ==============   ============    ============   ============

Net earnings (loss) per share - basic                                  $ (0.02)        $ 0.06         $ (3.17)        $ 0.01
                                                                ==============   ============    ============   ============

Net earnings (loss) per share - diluted                                $ (0.02)        $ 0.06         $ (3.17)        $ 0.01
                                                                ==============   ============    ============   ============



Weighted average shares outstanding - basic                              330.7          206.6           259.9          185.1
                                                                ==============   ============    ============   ============

Weighted average shares outstanding - diluted                            330.7          211.6           259.9          189.0
                                                                ==============   ============    ============   ============



    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 1998 and December 31, 1997
(In Millions, Except Share Information)
(Unaudited)


                                                                               1998                 1997
                                                                         ----------------    -----------------
ASSETS
  Current assets:
      Cash                                                                      $   225.4            $   379.8
      Trade accounts receivable, net                                                293.9                 58.3
      Deferred income tax asset                                                     297.2                    -
      Prepaid expenses and other                                                    313.8                285.9
                                                                         ----------------    -----------------

         Total current assets                                                     1,130.3                724.0

  Property and equipment, net                                                     2,043.9                614.6

  Excess of cost over net assets acquired                                         3,203.7                 21.2

  Other, net                                                                        456.1                 38.3
                                                                         ----------------    -----------------

TOTAL ASSETS                                                                    $ 6,834.0            $ 1,398.1
                                                                         ================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                                            $ 160.4               $ 55.9
      Facility costs accrued and payable                                            276.4                  8.3
      Accrued expenses and other                                                    743.0                251.1
                                                                         ----------------    -----------------

         Total current liabilities                                                1,179.8                315.3

  Long-term debt and capital lease obligations                                    1,387.1                630.5

  Other long-term liabilities                                                       515.1                 70.5

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock - $.01 par value; authorized 25.0 million
          shares; no shares issued and outstanding                                      -                    -
      Common stock - $.01 par value; authorized 600.0 million
          shares;  332.7 million shares and 206.6 million shares
          issued and outstanding at September 30, 1998 and
          December 31, 1997, respectively.                                            3.3                  2.1
      Paid-in capital                                                             4,603.2                411.6
      Accumulated deficit                                                          (854.5)               (31.9)
                                                                         ----------------    -----------------

         Total stockholders' equity                                               3,752.0                381.8
                                                                         ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 6,834.0            $ 1,398.1
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

     The aggregate purchase price was allocated as follows (in millions):

      Working capital, excluding deferred taxes                  $ (352.1)
      Deferred tax asset, net                                       144.4
      Property and equipment                                        716.6
      Goodwill                                                    3,026.0
      R&D                                                           682.0
      Developed technology                                          318.0
      Other Intangibles                                              65.0
      Long-term debt, excluding current portion                    (462.4)
      Other liabilities and assets, net                            (207.0)
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
                                                   --------------
                                                           $ 27.2
                                                   --------------


 (e) Pro Forma Results

     The following pro forma operating results of the Company, LCI, Phoenix and EUnet for the nine months ended September 30, 1998 and 1997 have been prepared assuming these acquisitions occurred on January 1, 1998 and 1997, respectively. On a pro forma basis for the nine months ended September 30, 1998 and 1997, revenue was $2,158.8 million and $1,790.8 million, respectively, and net loss was $824.4 million, or ($2.52) per basic and diluted share, and $806.3 million, or ($2.49) per basic and diluted share, respectively. The pro forma results do not purport to represent what the Company's results of operations would have actually been had the above transactions occurred on the dates indicated and are not indicative of future results.

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

   The Company's effective tax rate for the three and nine months ended September 30, 1998 and 1997, differed from the statutory income tax rate as follows:

                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                          September 30,
                                                     --------------------------------      ----------------------------------
                                                           1998               1997                1998                1997
                                                     -------------      -------------      --------------       -------------

Federal tax at statutory rate                                 35.0%              35.0%              (35.0)%              35.0%
State taxes (net of federal effect)                            5.0%                --                (5.0)%               2.4%
In-process R&D                                                  --                 --                35.8%                 --
Goodwill and other non-deductible expenses                   179.0%                --                 2.0%                1.0%
Growth share plan                                               --                 --                  --                 8.7%
Other, net                                                      --                0.6%                0.5%                1.8%
                                                     -------------      -------------      --------------       -------------

   Effective tax rate                                        219.0%              35.6%               (1.7%)              48.9%
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

(9)   NET EARNINGS (LOSS) PER SHARE

   The following are computations of the basic and diluted earnings per share (in millions, except per share information):

                                                                   Three Months Ended                       Nine Months Ended
                                                                      September 30,                           September 30,
                                                          -----------------------------------     ----------------------------------

                                                                1998                1997                1998                1997
                                                          --------------      ---------------     --------------      --------------
Net earnings (loss)                                       $         (6.9)     $          12.8     $       (822.6)     $          2.3
                                                          ==============      ===============     ==============      ==============
Shares:

Weighted average number of shares outstanding during the
 period for computing basic earnings per share                     330.7                206.6              259.9               185.1
                                                          --------------      ---------------     --------------      --------------
Incremental common shares attributable to dilutive
 securities:

 Common shares issuable for warrants                                   -                  2.0                  -                 0.7
 Common shares issuable under stock option plan                        -                  2.4                  -                 0.8
 Common shares issuable for outstanding growth shares                  -                  0.6                  -                 2.4
                                                          --------------      ---------------     --------------      --------------
Number of shares as adjusted for purposes of computing
 diluted earnings per share                                        330.7                211.6              259.9               189.0
                                                          ==============      ===============     ==============      ==============
Net earnings (loss) per share-basic                       $        (0.02)     $          0.06     $        (3.17)     $         0.01
                                                          ==============      ===============     ==============      ==============
Net earnings (loss) per share-diluted                     $        (0.02)     $          0.06     $        (3.17)     $         0.01
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

   In connection with the acquisition of LCI, the Company allocated $682 million of the purchase price to in-process research and development ("R&D") projects, $318 million to developed technology, $65.0 million to other intangible assets and $3,026.0 million to goodwill. This allocation to the in-process R&D represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. The developed technology, other intangible assets and goodwill are being amortized on a straight-line basis from 10 to 40 years (See further discussion of the LCI Merger in RESULTS OF OPERATIONS).

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


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

  The Company reported a net loss of $6.9 million for the three months ended September 30, 1998, compared to net earnings of $12.8 million for the same period of the prior year. For the nine months ended September 30, 1998, the Company reported a net loss of $822.6 million compared to net earnings of $2.3 million for the nine months ended September 30, 1997. The increase in the net loss for the three- and nine-month periods as compared to the same periods in the prior year was primarily due to the factors discussed below. For the comparative periods presented, the Company's results of operations include the acquisitions of: SuperNet, Inc. from October 1997; Phoenix from March 1998; EUnet from April 1998; and LCI from June 1998. Excluding the effect of the merger related costs and the write-off of in-process R&D costs related to the LCI and EUnet acquisitions, the Company's reported net loss would have been $30.9 million for the nine months ended September 30, 1998 compared to net earnings of $2.3 million for the same period of the prior year.

  The following pro forma operating results of the Company, LCI, Phoenix and EUnet for the nine months ended September 30, 1998 and 1997 have been prepared assuming these acquisitions occurred on January 1, 1998 and 1997, respectively. On a pro forma basis for the nine months ended September 30, 1998 and 1997, revenue was $2,158.8 million and $1,790.8 million, respectively, and net loss was $824.4 million, or ($2.52) per basic and diluted share, and $806.3 million, or ($2.49) per basic and diluted share, respectively.

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

  Operating Expenses. Selected components of operating expenses for the three and nine months ended September 30, 1998 and 1997, were as follows (in millions):


                        Three Months                Nine Months
                        1998    1997   Increase    1998     1997   Increase
                       ------  ------  --------  --------  ------  --------
Access and network
    operations         $371.6  $ 25.0  $  346.6  $  556.1  $ 61.8  $  494.3
Construction services   128.2   107.5      20.7     333.8   292.0      41.8
Selling, general and
    administrative      189.4    31.4     158.0     341.5   123.2     218.3
Depreciation and
    amortization         79.9     5.1      74.8     120.0    13.1     106.9
Merger related costs        -       -         -     812.5       -     812.5
                       ------  ------  --------  --------  ------  --------
 Total operating
    expenses           $769.1  $169.0  $  600.1  $2,163.9  $490.1  $1,673.8
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

   In connection with the acquisition of LCI, the Company allocated $682.0 million of the purchase price to in-process R&D projects, $318.0 million to developed technology, $65 million to other intangible assets and $3,026.0 million to goodwill. The developed technology, other intangible assets and goodwill are being amortized on a straight-line basis from 10 to 40 years. This allocation to the in-process R&D represents the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the merger, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the merger date.

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

 .      R&D Related to Frame Relay and IP Services. These projects involve R&D related to the deployment of frame relay and IP technologies within the LCI network, and were valued at approximately $155 million. With the completion of this next-generation network, LCI will be able to address emerging new demand trends for data services. Management considers this a complex project due to the customized work required. As of the transaction date, the Company believes the overall project was approximately 60% to 70% complete as of the LCI transaction date. Development efforts through September 30, 1998 have proceeded according to expectations. The expected costs to complete the projects are approximately $53 million in 1998 and $7 million in 1999. While material progress has been made with these projects, significant risk still is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize.


 .      R&D Related to Operational Systems and Tools. These projects involve R&D related to the development of new service and network management tools and engineering functions, and were valued at approximately $309 million. These proprietary projects are closely associated with LCI's deployment of advanced data services. Applications enabled by these new technologies include the ability to offer new products and service packages. As of the transaction date, the Company believes the projects were 60% to 70% complete. Development efforts through September 30, 1998 have proceeded according to expectations. The expected costs to complete the projects are approximately $10 million in 1998 and $24 million in 1999. While material progress has been made with the R&D projects, these are unique technologies and significant risk is associated with their completion. If these projects are unsuccessful, their expected contribution to revenues and profits will not materialize.

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