Form 10-K405
period 1998-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1999-03-23
CIK 1037949

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 -------------
                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM    TO

                       ----------------------------------
                        COMMISSION FILE NUMBER 000-22609

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

            DELAWARE                                    84-1339282
            --------                                    ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                                700 QWEST TOWER
                             555 SEVENTEENTH STREET
                             DENVER, COLORADO 80202
                             ----------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 992-1400
                                  -------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              TITLE OF EACH CLASS:
                              -------------------
                         COMMON STOCK, $.01 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of March 5, 1999, approximately 350 million shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock as reported on the Nasdaq Stock Market (National Market System) on March 5, 1999 was approximately $11 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE
Document                                                      Where Incorporated
-----------------------------------------------------------  -------------------
Annual Report for the year ended December 31, 1998            Part II, Items 5,
                                                              6, 7, 7A, and 8


Proxy Statement for Qwest's Annual Meeting of                 Part III, Items
Stockholders to be held May 5,1999                            10, 11,  12 and 13

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
                      FISCAL YEAR ENDED DECEMBER 31, 1998
                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I
    Item 1       Business...................................................  4
    Item 2       Properties................................................. 18
    Item 3       Legal Proceedings.......................................... 18
    Item 4       Submission of Matters to a Vote of Security Holders........ 20

Part II
    Item 5       Market for Registrant's Common Equity and
                 Related Stockholder Matters................................ 21
    Item 6       Selected Financial Data.................................... 21
    Item 7       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............. 21
    Item 7A      Quantitative and Qualitative Disclosures About Market Risk. 21
    Item 8       Financial Statements and Supplementary Data................ 21
    Item 9       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure..................... 21

Part III
    Item 10      Directors and Executive Officers of the Registrant......... 22
    Item 11      Executive Compensation..................................... 22
    Item 12      Security Ownership of Certain Beneficial Owners and
                 Management................................................. 22
    Item 13      Certain Relationships and Related Transactions............. 22

Part IV
    Item 14      Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K.................................... 23

                 Signature Page............................................. 26

Information Regarding Forward-Looking Statements

     This report contains or incorporates by reference "forward-looking statements" as that term is used in federal securities laws about our financial condition, results of operations and business. These statements include, among others:

     . statements concerning the benefits that Qwest expects will result from its business activities and certain transactions Qwest has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures,

     .    Qwest's plans to complete its communications network, and

     . other statements of Qwest's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document, or may be incorporated by reference to other documents Qwest has filed with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Qwest's actual results to be materially different from any future results expressed or implied by Qwest in those statements. The risks and uncertainties include those risks, uncertainties and risk factors identified, among other places, under "Risk Factors" in Qwest's registration statement on Form S-4, SEC file number 333-71603, beginning on page 20, and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report incorporated by reference in this report.

     The most important factors that could prevent Qwest from achieving its stated goals include, but are not limited to, the following:

     . Qwest's failure to construct its communications network on schedule and on budget;

     . operating and financial risks related to managing rapid growth, integrating acquired businesses and sustaining operating cash flow to meet Qwest's debt service requirements, make capital expenditures and fund operations;

     .    potential fluctuation in quarterly results;

     .    volatility of stock price;

     .    intense competition in the communications services market;

     .    dependence on new product development;

     .    Qwest's ability to achieve year 2000 compliance;

     .    rapid and significant changes in technology and markets;

     . adverse changes in the regulatory or legislative environment affecting Qwest's business; and

     .    failure to maintain necessary rights of way.

     Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Qwest cautions you not to place undue reliance on the statements, which speak only as of the date of this report or, in the case of documents incorporated by reference, the date of the document.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Qwest or persons acting on its behalf may issue. Qwest undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                    Part I.

Item 1.   Business

     Qwest is a leading communications services provider with a nationwide, high-capacity fiber optic communications network. Qwest is engaged in two core business segments: communications services and construction services.

     Qwest's communications services business offers Internet and multimedia services as well as traditional voice communications services. Internet and multimedia services include a broad range of services related to the transmission of video, data and voice information. Qwest provides services to business customers, governmental agencies and consumers in domestic and international markets. Qwest also provides wholesale services to other communications providers, including Internet service providers and other data service companies.

     Qwest's network uses both Internet communications technology and traditional telephone communications technology. Communications on the Internet are governed by Internet protocol, a standard that allows communication across the Internet regardless of the hardware and software used.

      Qwest's construction services business builds and installs fiber optic systems for other communications providers, as well as for our own use.

     While Qwest's main source of revenue in 1998 was traditional voice communications services, our strategy for the future is to focus on providing video, data and voice services using Internet communications protocols that can be more effectively provided over our high-capacity network than over more traditional telecommunications networks. Qwest is developing Internet-based services according to market demand in partnership with leading information technology companies, including:

     . Microsoft Corporation, which provides business applications and services,
     . Netscape Communications Corporation, which provides one-stop access for various communications services that can be accessed over the Internet, and
     . Covad Communications Group, Inc., which provides high-speed local network connectivity.

     Qwest's Macro Capacity (SM) Fiber Network, a high-capacity fiber optic network that uses Internet communications protocols, is Qwest's principal asset. The network is designed to allow customers to transmit video, data and voice information with the public circuit switched telephone network, seamlessly without the need to dial access codes or follow other similar special procedures. The network will reach approximately 18,800 route miles, with the initial 18,500 route miles expected to be completed in mid-1999 and an additional 300 route mile segment scheduled for completion by the end of 1999. The technologically advanced network is designed to instantaneously re-route traffic in the event of a fiber cut to prevent interruption in service to Qwest's customers. This is accomplished by automatically re-routing traffic in the opposite direction around the ring. The network is equipped with technologically advanced fiber and state-of-the-art transmission electronics. At full capacity, Qwest's network could transmit two trillion bits of multimedia information per second. Qwest's network is designed to support Internet communications protocol, as well as traditional circuit-switched services, and alternative information transfer standards used for data transmission.

     When completed, the network will connect approximately 150 metropolitan areas coast-to-coast. Qwest's network, including 20 switches throughout the United States and leased digital fiber optic facilities, will encompass metropolitan areas that account for more than 95 percent of all United States call volume. Qwest was the first network service provider to complete a transcontinental Internet communications protocol fiber network when it activated the Qwest network from Los Angeles to San Francisco to New York in April 1998.

     Qwest is also forming a venture with KPN, a Dutch telecommunications company, to build and operate a pan-European, Internet communications, protocol fiber optic network linked to Qwest's network in North America for data, video and voice services.

     Qwest is building a 1,400-route-mile extension of the U. S. network into Mexico, which is expected to be completed in early 1999, and owns capacity on three undersea systems linking the network to Europe. Qwest is also part of a consortium of communications companies that is building a submarine 13,125-mile, four-fiber pair cable system connecting the U.S. to Japan that will be capable of transmitting information at the rate of 640 gigabits per second. The U.S. to Japan project is scheduled for completion by the second quarter of 2000.

     In addition to significant advantages in service, speed, sophistication, reliability and security, the Qwest network's advanced technologies should also provide a cost advantage over older fiber systems generally in commercial use today. Qwest expects an additional cost benefit from the sale of dark fiber along the network, which will reduce its net cost in the network retained for its own use. Qwest believes that the technological advantages and growing reach of its network will position Qwest to capture market share and take full advantage of the rapidly growing global demand for video, data and voice transmission capacity and services.


Mergers, Acquisitions and Other Transactions

     Qwest continually evaluates opportunities to become a stronger competitor and to accelerate the growth of its business. A key strategy has been to add strength through investments in and acquisitions of businesses, facilities or other assets that build on Qwest's service and technology base.

     In June 1998, Qwest acquired LCI for approximately 129.9 million shares of Qwest's common stock (including outstanding LCI stock options assumed by Qwest), then valued at approximately $3.9 billion. The merger created a company with 1998 combined pro forma revenue of approximately $3.0 billion. LCI has brought to Qwest a nationwide customer base that can now fully access the growing service capabilities and efficiencies of Qwest's network. Qwest will benefit from LCI's sales and marketing expertise, distribution channels, including a nationwide system of approximately 80 sales offices and six support facilities, intelligent network platform and customer care and billing system. Looking forward, Qwest expects the merger to result in improvements in revenues and costs for the combined company.

     The following are descriptions of Qwest's other acquisitions since the beginning of 1998.

     In March 1998, Qwest acquired Phoenix Network, Inc., a reseller of long distance services, for approximately 0.8 million shares of Qwest's common stock, then valued at approximately $27.2 million.

     In April 1998, Qwest acquired Amsterdam-based EUnet International Limited for approximately $4.2 million in cash and approximately 4.0 million shares of Qwest's common stock, then valued at approximately $154.0 million. EUnet, a leading European Internet service provider, has business operations in 14 European countries. It was founded in 1982 as the first European provider of Internet services for business use. Today, it serves more than 60,000 primarily business customers throughout Europe, offering a suite of Internet services through a network that spans 42 countries and 400 points of presence. The acquisition of EUnet gives Qwest a significant presence in the European data market, which is expected to reach $55.0 billion by the year 2000.

     In December 1998, Qwest acquired Icon CMT Corp., a leading Internet solutions provider, for approximately $254.1 million in Company common stock. Qwest issued approximately 5.9 million shares of Qwest's common stock (including outstanding Icon stock options and warrants assumed by Qwest). The addition of Icon's sales channels, data centers and more than 400 information technology professionals gives Qwest new resources in developing, integrating and maintaining advanced web hosting services, including dedicated electronic commerce.

     Also in December, Qwest and Microsoft entered into a strategic alliance to enhance Icon's level of performance and breadth of services in electronic commerce, web hosting and other software applications and services critical to business customers.

     In January 1999, Qwest made its first investment, totaling $15.0 million in cash, in high-speed, digital subscriber line ("DSL") local networks through an agreement with Covad, a packet-switch based competitive local exchange carrier. Under this agreement, Qwest expects to have access to 22 metropolitan areas by the end of 1999, while enhancing its ability to provide its customers with high-speed digital subscriber line connections to its network.

     Qwest is in the process of forming its venture with KPN. KPN will contribute to the venture two two-way, self-healing fiber optic rings presently under construction, covering approximately 2,100 miles. Qwest will contribute EUnet to the venture. Qwest and KPN will also contribute cash and transatlantic cable capacity to the venture to connect with Qwest's network in North America.


Communications Industry Overview

         Communications services consist primarily of local exchange services, long distance services and Internet access services.

     A local call is one that does not require the services of a long distance carrier. It originates and terminates along a local exchange network. Local exchange carriers connect end user customers within their local exchange areas and also provide the local portion of most long distance calls.

     A long distance telephone call originates with a customer within a local exchange network and travels along the local exchange network to a long distance carrier. The long distance carrier combines the call with other calls and sends them along a long distance network to a different local exchange network where the call terminates. Long distance carriers provide only the connection between the two local networks, and pay access charges to local exchanges for originating and terminating calls.

     The Internet is a global collection of interconnected computer networks that allows commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business. As businesses have begun to use e-mail, file transfer and area networks, commercial usage has become a major component of Internet traffic. In the mid-1990s, Internet service providers began to offer access, e-mail, customized content and other specialized services and products aimed at allowing both commercial and residential customers to obtain information from, transmit information to, and use resources available on the Internet.

     Internet access services require a local network connection from a customer to an Internet service provider's local facilities. For large, communication-intensive users, these connections are typically dedicated connections direct from the customer to the Internet service provider. For residential and small and medium sized business users, these connections are generally connections obtained by dialing into a local exchange. Once a local connection is made to the Internet service provider's local facilities, information can be transmitted and obtained over a packet-switched data network. This network may consist of segments provided by many interconnected networks operated by a number of Internet service providers. This collection of interconnected networks makes up the Internet. Communications on the Internet are governed by Internet protocol, an inter-networking standard that enables communication across the Internet regardless of the hardware and software used.

     Switching is the critical process of selecting paths for the transmission of video, data and voice information to a specific recipient. Switches on a network route traffic to the designated recipient. There are two widely used switching technologies in communications networks: circuit-switching systems, generally used in traditional telephone communication, and packet-switching systems, generally used to provide communication services over the Internet, such as Qwest's services. Circuit-switch based communications systems establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switch based communications systems format the information to be transmitted, such as e-mail, voice, fax and data, into a series of shorter digital messages called "packets," and a single dedicated channel between communication points is never established. Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address.

     Packet-switch based systems offer several advantages over circuit-switch based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of "silence," the ability to commingle packets provides for superior network use and efficiency, resulting in more information being transmitted through a given communication channel. There are, however, certain disadvantages to packet-switch based systems as currently implemented. Rapidly increasing demands for data, in part driven by the Internet traffic volumes, are straining capacity and contributing to delays and interruptions in communications transmissions. With current technology, the desired voice quality and real-time communications features of a traditional telephone call can only be achieved by having in place a substantial cushion of communications capacity.

     The Qwest network allows the transmission of traffic seamlessly between an Internet protocol network and the circuit-based traditional telephone communication network, providing the Qwest network with the same comprehensive coverage as the traditional telephone communication network. Specifically, Qwest is able to (1) originate traditional telephone communication network traffic from a local exchange's switch (when the origination point is not on Qwest's network), (2) route the traffic over the Qwest network and (3) deliver the traffic either (a) directly to its destination (if the destination is on the Qwest network) or (b) to an interconnection point where the traffic is transferred back to the traditional telephone communication network. The routing of traffic to this interconnection point is determined based on a least-cost routing criteria. This gives Qwest the ability to obtain the benefits of packet-switch based communications protocols on its network, while allowing its customers to use their existing equipment, telephone numbers and dialing procedures, without additional access codes, for routing the call to the Qwest network.


Qwest's Macro Capacity (SM) Fiber Network

     Qwest's Macro Capacity (SM) Fiber Network has approximately 130 Internet protocol routers, 45 data switches and 20 voice switches in various locations across the United States. The Company expects to activate approximately 30 additional Internet protocol routers and 85 additional data switches in 1999. Also, Qwest has 19 Internet protocol network nodes across the U. S. and expects to activate ten additional nodes in 1999.

     As of December 31, 1998, Qwest's network assets and physical components included:

     . Approximately 17,000 route miles of conduit in place, consisting of approximately 15,000 route miles of cable installed, and approximately 12,500 route miles of activated fiber;

     . High-density polyethylene conduit, which is hollow tubing 1 1/2 to 2 inches in diameter;

     . Fiber optic cable, which consists of fiber strands placed inside a plastic sheath and strengthened by metal;

     .    Electronic equipment necessary to activate the fiber for transmission;

     . Switches that enable Qwest to provide a variety of basic and enhanced voice services to customers; and

     .    Approximately 120 points of presence.

     With the completion of its network, Qwest will provide communications services nationally to its customers primarily over its own network, using leased facilities in those portions of the country not covered by its network. Qwest's approach to building its network, and the features of the network itself, offer a range of competitive performance and cost advantages.

     Qwest is expanding its end-to-end connectivity for local service to large and multi-location businesses in key metropolitan U.S. markets. The Company has completed metropolitan area networks in ten major cities and is in the process of completing another nine in other major markets by the end of 1999.

     Qwest also continues to evaluate opportunities to acquire or invest in businesses, facilities and other assets that would allow it to improve and expand services, compete more effectively and create new opportunities for growth.

     Advanced Technology. Using an advanced network management system, Qwest is installing technologically advanced fiber optic cable and electronic equipment throughout its network. Qwest's network uses fiber, electronic technology, and two-way ring technology to give the network transmission capacity and high reliability levels.

     Qwest's network is designed for superior security and reliability, based on:

     . Two-way ring architecture, a self-healing system that allows for nearly instantaneous re-routing and virtually eliminates downtime in the event of a fiber cut by automatically re-routing traffic in the opposite direction around the ring;

     . Fiber cable installed in high-density polyethylene conduit generally buried 48-60 inches below the ground;

     . Extensive use of railroad rights of way. This approach typically offers greater protection of the fiber system than systems built over more public rights of way, such as highways, telephone poles or overhead power transmission lines.

     Qwest's network is also designed for expandability and flexibility. It contains two conduits along virtually the entire route. The first conduit contains a cable generally housing at least 96 fibers. The second conduit serves as a spare, allowing for future technology upgrades and capacity expansion at costs far below the cost of new construction.

     After completion of dark fiber sales, Qwest plans to retain a minimum of 48 fibers for its own use.

     Network Management. Qwest monitors its network 24 hours a day, seven days a week from its Network Management Centers in Denver, Colorado, Dublin, Ohio, Weehawken, New Jersey, San Antonio, Texas and Arlington, Virginia. These facilities provide network surveillance, troubleshooting and customer service, using technology that enables Qwest to reduce service costs and customer downtime. The system currently allows Qwest technicians to detect a component malfunction in the network, quickly re-route the customer to an available alternate path and handle the repair. When the network is completed, two-way ring architecture will allow the re-routing to be fully automated.

     In addition, Qwest is putting more network control in the hands of large business customers. Customers will be able to monitor and instantly reconfigure their leased capacity from their own network management centers. The system's software allows management of equipment inventory, bandwidth inventory, configuration and fault isolation, as well as "point-and-click" supply of communications services and alarm monitoring.

     Rights of Way. As of December 31, 1998, Qwest had in place agreements for approximately 99% of the rights of way needed to complete its network. Approximately 65% to 70% of the network will be installed on railroad rights of way. In addition to greater security and protection than afforded systems built along public rights of way, railroad rights of way also generally provide the network with a direct, continuous route between cities. This eliminates the time and costs typically needed to piece together rights of way using a combination of agreements with private owners and state or municipal agencies. Also, railroad rights of way typically extend into downtown areas of strategically important cities. Qwest's right-of-way agreements provide for cash payments, exchanges of rights of way for network capacity or a combination of both.

     Qwest has other right-of-way agreements in place, where necessary or economically preferable, with highway commissions, utilities, political subdivisions and others.

     Network Installation. Qwest employs experienced construction personnel and uses its own fleet of equipment, as well as leased equipment, and supplements these resources with independent contractors.

     Dark Fiber Sales. Qwest entered into agreements with Frontier, MCI WorldCom and GTE (during 1996 and 1997) and with others (primarily during 1998) for the purchase of dark fiber along Qwest's network. The proceeds from these contracts for the sale of dark fiber provide cash for a significant portion of the total estimated costs to construct the network and to provide the dark fiber that is being sold.

     Qwest expects these sales to provide it with a strategic network cost advantage on the fibers that Qwest retains for its network. Each agreement requires the purchaser to pay an aggregate price consisting of an initial payment, followed by installments during the construction period based on achieving certain milestones (e.g., commencement of construction, conduit installation and fiber installation). The final payment for each segment will be made at the time of acceptance.

     Each agreement provides for the sharing of certain maintenance costs and also for sharing of certain operating costs. The agreements establish anticipated delivery dates for construction and delivery of segments along the route of Qwest's network. The customer agreements provide for penalties in the event of delay of segments and, in certain circumstances, allow customers to delete non-delivered segments from the contracts. To date, Qwest has not incurred any penalties for delayed segments.

     Qwest believes that there continue to be opportunities to sell additional dark fiber throughout its network, and management continues to explore these opportunities with potential customers. However, Qwest does not expect to enter into additional agreements of the size and scope of the Frontier, GTE and MCI WorldCom contracts. Potential new customers include other inter-exchange carriers, cable, entertainment and data transmission companies, federal and state governments, Internet service providers, local exchange carriers and competitive local exchange carriers. To meet the needs of a diverse group of existing and potential customers, Qwest offers a wide variety of pricing and system options to meet specific needs of each customer. Customers may purchase or lease dark fiber or purchase capacity on a short- or long-term basis.

     The Frontier and GTE agreements each provide for the purchase of 24 fibers along major portions of Qwest's network, while the MCI WorldCom agreement generally provides for the purchase of 24 or, in certain segments, 36 fibers. Several smaller construction contracts include the sale of fewer numbers of fibers over a more limited number of segments. In segments where Qwest agrees to sell dark fiber to others, it generally will install enough fibers, by increasing the total fiber count, so that it can retain 48 fibers for its own use along substantially all of the route of the network.


Significant Customers

     During 1998, 1997 and 1996, Qwest's top 10 customers accounted for approximately 28.0%, 83.6%, and 69.3%, respectively, of its consolidated gross revenue. No individual customer accounted for 10% or more of such revenue in 1998. Frontier, MCI WorldCom and GTE accounted for 31.2%, 6.1% and 36.6% of revenue, respectively, in 1997 and 26.3%, 31.8% and 0.0% of such revenue, respectively, in 1996, primarily from construction contracts for the sale of dark fiber to these customers that extend through 1998 or into 1999 under their contracts.


Business Segments

     The Company has two distinct business segments: communications services and construction services. Communications services provides a full array of traditional telecommunications, Internet protocol communications, web-based multimedia services and other data products and services to customers. Construction services provides turn-key fiber optic systems for major inter-exchange carriers and for Qwest's own use.

Communications Services

     Total revenue from communications services was approximately $1,554.3 million, $115.3 million and $91.8 million in 1998, 1997 and 1996, respectively.

     Internet and Multimedia Services. These services will begin throughout 1999, with the expectation that they will be available in all markets by the end of the year.

     . Dedicated Internet Access -- Solutions are designed to meet current needs for Internet access, as well as grow to meet needs in the future
          - from simply moving beyond dial-up access to sophisticated wide area networks.

     . Web Hosting -- offers significant advantages in web hosting over managing servers in house. Qwest's advanced web hosting environment and high-bandwidth connections ensure web site performance and reliability. Storage and bandwidth options allow customers to easily support more content as their businesses evolve.

     . Internet Protocol Co-location -- Due to the high costs and staffing needs in maintaining local area networks with Internet protocols, some two-thirds of all businesses are now out-sourcing their Internet servers. Qwest offers superior facilities, flexible bandwidth, advanced connectivity and around-the-clock support by on-site engineers to ensure reliability and integrity.

     . Remote Access -- As the once formidable barriers of geography and time have diminished in running a business, remote access to information has become vital. Telecommuters need access to data; customers want account information. Virtual private networks, alternate access and other features provide superior - and affordable performance and flexibility.

Business Services. Qwest markets the following products and services to businesses:

     . Virtual Private Network -- private network systems provided over Qwest's network, and includes customized dialing plans, routing and calling privileges and customized billing features

     . Private Line -- dedicated point-to-point voice, data, video and fax in a range of products, packages and speeds

     . Outbound Voice -- voice service throughout the U.S. and to 230 countries

     .    Text Messaging -- local, regional and nationwide coverage

     .    Broadcast Fax -- standard and totally-automated service

     . Teleconferencing -- conference calling for an unlimited number of participants, and customized options

     . Campus Talk -- customized calling plans for higher education institutions

     . Worldcard -- toll-free access from domestic and international locations.

          These and other services can be bundled into service packages:

     . Q.guaranteed (sm) -- allows customers to combine domestic and international voice, data and Internet protocol services under a single plan, with rate advantages, rate and service guarantees and a single monthly invoice

     . Q.biz (sm) -- combined voice, data and Internet protocol services for small businesses

     . Q.integrity (sm) -- a major national account plan designed for large national and international businesses, offering voice and data service and integrated pricing, billing, reporting and support.

     Consumer Services. Qwest's Consumer Services group provides a full range of voice, data, video and related services and products geared to consumers and home business markets. In 1999, Qwest will introduce a new line of web-based services for consumers under the name Q.home (sm) Internet Service. The service is delivered through an alliance with Netscape, which will house the service on its Internet portal. These services will include:

     . Q.home Internet Access -- offering national dial-up Internet access for a competitive flat monthly rate for unlimited access, e-mail and news. The access software is provided by Netscape. Subscribers to Qwest long distance services receive a reduced fee.

     . Q.home Send-A-Page -- a web-based paging service that allows customers to send text or numeric pages to other subscribers of the Qwest paging service. Subscribers enter the number, message and return number right on the Qwest paging web site.

     . Q.home Click-to-Fax -- offers U. S. and international fax service through a web browser - just like an email. The recipient can receive the document through the fax or download it to a hard drive.

     . Long distance -- competitive rates and simple terms on U. S. long distance, international, calling card and home 800 service, with all calls billed to the exact second after the first full minute

     . Prepaid calling cards -- toll-free connections billed in six-second increments.

     Wholesale Services. Products offered by Wholesale Services fall into the following four categories:

     . High-Volume Capacity Services -- Qwest provides high-volume transmission through service agreements for terms of one year or longer. As Qwest's network is completed, Qwest is also targeting potential large users in the long distance market that may seek to augment their own networks or provide more diverse routing in strategic areas of their systems.

     . Conventional Dedicated Private Line Services -- Qwest provides dedicated private line services to a wide range of customers, generally for terms of one year or less. Qwest expects to offer these services over a significantly expanded geographic area as its network is completed.

     . Switched Services -- Qwest provides originating and switched terminating services over its switched services network to long distance carriers. This business increases volume on Qwest's switched services network and allows for more efficient connection of circuits between switches. While carrier switched services generate revenue at lower margins than dedicated private line services, they contribute to more cost-effective management of Qwest's network.

     . High-speed Data Services -- Along Qwest's network, Qwest provides voice and data services to carriers, Internet service providers and other communications entities.

     Customers are typically billed on a monthly basis and also may incur an installation or equipment charge. After contracts expire, they may be renewed or the services may be provided on a month-to-month basis. Switched services agreements are generally offered on a month-to-month basis, and the service is billed on a minutes-of-use basis.

Construction Services

     Construction Services builds fiber optic and conduit systems for other carriers and for its own use and sells dark fiber to other communications entities. Qwest is using its Construction Services resources to implement its strategic plan to complete its network, in addition to providing Construction Services to third-party customers along the network routes. Total revenue from Construction Services was approximately $688.4 million, $581.4 million and $139.2 million in 1998, 1997 and 1996, respectively.


Competition.

     The telecommunications industry is highly competitive. Many of Qwest's existing and potential competitors particularly in its communications services markets, compete with significantly greater financial, personnel, marketing and other resources, and have other competitive advantages.

     The telecommunications industry is in a period of rapid technological evolution, marked by increasing fiber and satellite transmission capacity, new technologies and the introduction of new products and services. For instance, recent technological advances enable substantial increases in transmission capacity of both new and existing fiber, which could affect capacity supply and demand. Also, the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those provided by Qwest.

     High initial network cost and low marginal costs of carrying long distance traffic have led to a trend among non-facilities-based carriers to consolidate in order to achieve economies of scale. Such consolidation could result in larger, better-capitalized competitors. However, Qwest believes that owning its own network will offer an advantage over carriers that lease network capacity.

     Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996 (the "Telecommunications Act") have allowed significant new competitors to enter the industry, including local exchange carriers, previously prohibited from the inter-state market.

     Communications Services. In recent years, competition has increased dramatically in all areas of Qwest's communications services market. Qwest's primary competitors include AT&T, Sprint and MCI WorldCom, all of whom have extensive experience in the long distance market. The impact of continuing consolidation in the industry, such as last year's merger of MCI and WorldCom, is uncertain. In addition, the Telecommunications Act will eventually allow the local exchange carriers and others to enter the long distance market.

     As Qwest expands its business into Internet protocol services, it also competes with a wide range of companies besides AT&T, Sprint and MCI WorldCom that provide web hosting, Internet access and other Internet protocol products and services. Significant competitors include IBM, GTE, UUNet (a subsidiary of MCI WorldCom), Digex and Exodus. In addition, many smaller companies have entered the market for web site design. Qwest's main advantage in this market is offering a complete line of Internet protocol services, combined with the advantages of its comprehensive network.

     Qwest's disadvantages in the Internet protocol services market vary by type of competitor and the specific needs of individual customers. Some customers may choose larger competitors, such as IBM, Sprint or GTE, due to their scale and name recognition. Smaller companies may have an advantage through their concentration in just one segment of the Internet protocol market. Such companies may appeal to smaller, more specialized companies.

     In addition to Qwest, there are currently three other principal facilities-based long distance fiber optic networks (AT&T, Sprint and MCI WorldCom). Others are building or planning additional networks that, if constructed, could employ advanced technology similar to Qwest's network. Frontier, GTE, IXC Communications and Williams Communications each may have a fiber network smaller in geographic scope and similar in potential operating capability to Qwest's network. Level 3 Communications may have a fiber network similar in geographic scope and potential operating capability to Qwest's network. However, the initial 18,500-route-mile portion of Qwest's network is scheduled for completion in mid-1999, up to a year ahead of the other networks mentioned above. Also, Qwest will be able to easily extend and expand the capacity of its network along secured rights of way, using the additional fibers retained by Qwest and the empty conduit being installed along the initial build-out.


Research and Development

     In connection with the acquisitions of LCI, EUnet and Icon in 1998, Qwest expensed $760.0 million for in-process research and development projects since the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses as of the acquisition date. These projects relate to the development of advanced voice and data services as well as sophisticated network management and administration functions. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 -- Acquisitions and Other Transactions included in Qwest's "Notes to Consolidated Financial Statements.") Research and development costs incurred in the normal course of business are expensed as incurred. Qwest incurred approximately $27.7 million of such costs in 1998.


Regulatory Matters

     Qwest's communications services business is subject to varying degrees of federal, state, local, and international regulation.

     Regulatory Background. Prior to its court-ordered break-up in 1984, AT&T largely monopolized telecommunications services in the United States. The present structure of the U.S. telecommunications market is largely the result of the AT&T break-up. The break-up created seven local exchange carriers in geographically defined areas. The local exchange carriers were not permitted, under the terms of the break-up, to provide long distance telephone service between the defined areas. These companies were separated from the long distance provider, AT&T, resulting in the creation of two distinct market segments: local exchange and long distance. The court order provided for direct, open competition in the long distance segment. The court order did not provide for competition in the local exchange market. Rather, the incumbent local exchange carriers continued to own the networks and hold monopolies in their defined service areas.

         In 1996, Congress enacted the Telecommunications Act of 1996. The Telecommunications Act was intended to promote competition and deregulation in all U.S. communications markets. The Telecommunications Act made competition in the local exchange market possible by requiring incumbent local exchange carriers to give nondominant carriers:

         . the ability to lease facilities, features, and functions of the incumbent local exchange carriers' local exchange networks;

         . the ability to interconnect nondominant carrier facilities with the incumbent local exchange carriers' networks; and

         . the ability to purchase and resell certain services provided by the incumbent local exchange carriers. The Telecommunications Act sought to enhance competition in the long distance market by providing that the original local exchange carriers may enter the long distance market outside of their local areas once they have opened their local markets to competition. The Telecommunications Act has been the subject of many court challenges.

     Federal Regulation. The FCC is the federal entity responsible for regulating interstate and international telecommunications services under the Communications Act of 1934. The Communications Act imposes more extensive requirements on incumbent common carriers that have some degree of market power, such as the original local exchange carriers, than it imposes on nondominant common carriers that lack market power, such as Qwest. The FCC permits nondominant carriers to provide domestic long distance services without prior authorization. However, the FCC requires such carriers to obtain authorizations to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points. Qwest has obtained FCC authorization to provide international services.

     State Regulation. Intrastate telecommunications services (including local exchange services) are regulated primarily by the state public utility commissions. Qwest must obtain and maintain certificates of authority from regulatory bodies in most states in which it offers intrastate services. In most states, Qwest also must file and obtain prior regulatory approval of tariffs for its intrastate services. State regulatory authorities can condition, modify, terminate or revoke certificates of authority for failure to comply with state law or the rules, regulations and policies of the state regulatory authorities. State regulatory authorities also may impose fines and other penalties for violations. Qwest is currently authorized to provide telecommunication services throughout the United States.

     Foreign Regulation. To the extent Qwest or its affiliates have authorizations to provide telecommunications services in foreign countries, they would be subject to the licensing, operational, and other requirements in those countries.

     Access Charge Reform. Qwest's costs of providing long distance services, as well as its revenues from providing local services, could be affected by changes in the "access charges" imposed by local exchange carriers on long distance carriers to originate and terminate calls over local networks. In two orders released in December 1996 and May 1997, the FCC made major changes in the interstate access charge structure. The May 1997 order substantially increased the amounts that certain local exchange carriers may recover through monthly flat-rate charges and substantially decreased the amounts that these local exchange carriers recover through per-minute access charges. The May 1997 order also put forth a proposal to reduce interstate access charges and bring them more in line with cost.

     The FCC is expected to issue an order in 1999 addressing (a) petitions requesting pricing flexibility for the original local exchange carriers and (b) petitions requesting cost-based access charges. The manner in which the FCC implements its proposal to lower access charge levels could affect the prices Qwest and its long-distance customers and competitors pay for originating and terminating interstate traffic. Although the ultimate outcome of the FCC's actions in this regard is uncertain, Qwest did experience lower access charges in 1998. This decrease, however, has been offset by increases in customer line charges and charges for the universal service fund, which is discussed below.

     Changes in the interstate access charge structure also could affect the costs of providing long distance "phone-to-phone" voice services using Internet protocol technology. Traditionally, providers of long distance voice services over the Internet and companies that use Internet protocol technology to provide long distance services have been exempt from access charges. Two of the original local exchange carriers recently demanded, however, that carriers providing long distance voice services using Internet protocol technology must pay access charges. In late 1998, US West asked the FCC to consider using its accelerated complaint procedures to determine whether Qwest's long distance phone-to-phone voice services using Internet protocol technology is subject to the payment of access charges. Qwest vigorously objected to the FCC's consideration of this issue in an accelerated fashion. The FCC subsequently decided not to entertain US West's complaint using the FCC's accelerated complaint procedures. US Wes t has the option to file a complaint using the FCC's normal complaint procedures, but to date, US West has not filed such a complaint. Thus, the FCC has not finally determined whether local exchange carriers may impose access charges on carriers providing long distance phone-to-phone voice services using Internet protocol technology, and it is not clear when a decision will be made. The FCC has suggested, however, that access charges might appropriately be imposed on long distance phone-to-phone voice services under certain circumstances. If the FCC allows local exchange carriers to levy access charges on carriers providing long distance phone-to-phone voice services using Internet protocol technology, Qwest's costs to provide such services could increase.

     Universal Service. Universal service is a subsidy program designed to ensure that all consumers in the United States have access to affordable telecommunications services. The Telecommunications Act required the FCC to make certain reforms to the universal service program. These reforms include:

     .    creating an explicit, independently-run subsidy mechanism,

     . ensuring that low income consumers have access to affordable telecommunications services,

     . ensuring that consumers in areas that are costly to serve have access to affordable telecommunications services,

     . ensuring that schools and libraries have access to advanced telecommunications services, and

     . making subsidies available for the use of advanced services by health care providers in rural areas.

     The FCC released an order implementing these universal service reforms in May 1997. This order defined the services that would receive universal service funding, identified the carriers that would be eligible to receive universal service funding, and designated the carriers that would be required to contribute to the universal service funding. The order also concluded that:

     . contributions to universal service funding generally would be based on the total intrastate, interstate, and international revenues of all telecommunications carriers;

     . only common carriers providing a full complement of defined local services would be eligible to receive universal service subsidies; and

     . contributions to universal service funding for schools and libraries would be based only on a telecommunications carrier's revenue from interstate services.

     Several parties have filed petitions for reconsideration or judicial appeals of this order. Many of these petitions are still pending. Recently, the FCC also has suggested that it might be appropriate to require contributions to universal service funding based on a carrier's revenues from the provision of phone-to-phone voice services using Internet protocol technology.

     Qwest expects that the FCC will issue a decision later in 1999 regarding the amount of universal service support non-rural carriers should receive for serving high cost areas. Qwest is unable to predict the effect on its operations of further FCC proceedings or pending judicial appeals in this area. Qwest, like other providers of telecommunications services, was required to contribute in 1998 a percentage of its gross retail revenues to universal service funding. Qwest included charges for these contributions in its 1998 billings.

     Local Exchange Carrier Applications to Provide Long Distance Service. The Telecommunications Act prohibits the original local exchange carriers from providing long distance services from within their service areas until they can show the FCC that they have complied with the requirements of the Telecommunications Act and opened their local exchange networks to competition. Various local exchange carriers have applied to the FCC for authority to provide this services in a number of states. The FCC has denied all of these applications for various reasons, including that the original local exchange carriers have not demonstrated compliance with the local market-opening requirements of the Telecommunications Act. Southwestern Bell appealed the FCC's denial of its application to provide long distance service in Oklahoma, and BellSouth appealed the FCC's denials of its applications to provide long distance services in South Carolina and Louisiana. BellSouth later withdrew its Louisiana appeal and filed a new application to provide long distance service in Louisiana. The FCC denied this application in October 1998. In March and December of 1998, the U.S. Court of Appeals for the District of Columbia Circuit upheld the FCC's decision to deny both Southwestern Bell's application for long distance authority in Oklahoma and BellSouth's application for long distance authority in South Carolina. Qwest is unable to predict when one or more local exchange carriers will receive authority to compete in the long distance markets in their service regions. Qwest expects, however, that the original local exchange carriers will gain a significant share of the long distance markets in their service territories once they obtain long distance authority.

     In evaluating a local exchange carrier application for long distance authority, the FCC must consider, among other things, the views of the applicable state commission regarding the application. Several states are currently in the process of considering and issuing recommendations on these applications.

     On April 6, 1998, the Chairman of the New York Public Service Commission outlined a series of tests and conditions that Bell Atlantic had agreed to meet in return for a positive recommendation from the New York Commission on Bell Atlantic's application for authority to provide long distance service in New York. Bell Atlantic agreed to provide competitors with access to combinations of network facilities, features, and functions to allow nondominant carriers to provide services entirely through the use of network elements leased from an incumbent local exchange carrier. The agreement imposed a number of restrictions on the availability of the network elements. It is possible that the terms of this agreement may change as a result of a recent Supreme Court decision regarding the FCC's local competition rules. This decision is discussed below.

     Bell Atlantic also must obtain approval from the FCC of its application for authority to provide long distance service in New York. In evaluating the application, the FCC will consider input from the state regulatory commission and the Department of Justice, as well as from the public. Other local exchange carriers in other states also are seeking positive state commission recommendations on their requests for long distance authority. Qwest cannot predict when any of the original local exchange carriers will obtain long distance authority or predict the impact on the long distance market.

     Supreme Court Decision on FCC Rules Implementing the Telecommunications Act. On January 25, 1999, the U.S. Supreme Court issued a decision that upheld many of the rules the FCC had created to implement the portions of the Telecommunications Act that are designed to bring competition to local exchange markets. In the decision, the Supreme Court upheld the FCC's authority to implement the Telecommunications Act through rules binding on the states. The Supreme Court also upheld the FCC's regulations regarding state review of interconnection agreements, the granting of certain exemptions to rural incumbent local exchange carriers, and dialing parity. "Dialing parity" means that consumers can use nondominant carriers by dialing as they normally do, rather than having to dial extra access codes. The Supreme Court also upheld the FCC's rulings:

     . that competitors need not own facilities in order to purchase network elements from incumbent local exchange carriers;

     . that incumbent local exchange carriers may not separate combinations of network elements before providing them to nondominant carriers unless requested to do so by a nondominant carrier; and

     . that network elements include the features, functions, and capabilities provided by means of network equipment.

     The Supreme Court also held that nondominant carriers may adopt particular provisions of another carrier's interconnection agreement without adopting the entire agreement.

     The Supreme Court sent back to the FCC, however, the issue of what network elements must local exchange carriers make available to nondominant carriers. The FCC is likely to release proposed rules on this subject in the spring of 1999 and to complete this proceeding later in 1999. In addition, a federal court will now need to decide whether the method adopted by the FCC in 1996 for establishing prices for network elements purchased from the incumbent local exchange carriers and for interconnection with the incumbent local exchange carriers' networks is permissible. Qwest is unable to predict what actions the FCC or a federal court will take on these and other issues related to the Supreme Court's decision.

     The Supreme Court's decision is likely to have an impact on other matters as well, including interconnection agreements between nondominant carriers and incumbent local exchange carriers, the rules the states have adopted concerning local exchange competition, and the original local exchange carriers' applications for long distance authority outside of their local areas. Qwest is unable to predict, however, how the decision will impact those matters or how the decision will affect competition.

     "Slamming" -- Unauthorized Changes of Consumers' Presubscribed Carriers. In 1997, the FCC began creating rules designed to prevent "slamming." "Slamming" is the intentional, unauthorized change of a customer's chosen local or long-distance carrier. Although the FCC was prepared to act in this proceeding earlier in 1998, it held off as Congress worked on developing its own anti-slamming legislation. Congressional efforts, however, died in October 1998.

     In December 1998, the FCC released new rules governing slamming. These rules adopt:

     . more stringent requirements for verifying a consumer's consent to change carriers,

     . stronger liability provisions for carriers responsible for slamming, and

     . procedures for determining customer and carrier liability after slamming has occurred.

     The FCC's new slamming rules also broaden the scope of rules to cover not only long distance services, but also local exchange and other services. Qwest expects these new rules to become effective between March and June of 1999.

     In addition, the FCC has sought comment on more proposed changes to the slamming rules. These proposed changes include:

     . the use of electronic and Internet procedures for verifying a consumer's consent to change carriers,

     . modification of the procedures for using third parties to verify a consumer's consent to change carriers, and

     .    other carrier liability issues.

     Qwest has taken steps to implement the changes in the FCC's slamming rules. However, Qwest is unable to predict the outcome of further FCC proceedings or the impact of these rules.

     Advanced Telecommunications Services. On August 7, 1998, the FCC began a rulemaking proceeding on the advanced telecommunications technology and services. Advanced telecommunications technology and services permit services at high speeds and allow carriers to both transmit large amounts of data and provide multiple types of services (e.g., voice, data, and video) simultaneously over a single line. The FCC acted in response to a provision of the Telecommunications Act that requires the FCC to encourage advanced telecommunications services. The FCC is considering whether advanced telecommunications services are being made available to consumers on a reasonable and timely basis. The FCC has also proposed to offer incumbent local exchange carriers the option of providing advanced telecommunications services through a separate affiliate on a largely deregulated basis. Qwest filed comments in both proceedings. In a report released on February 2, 1999, the FCC concluded that advanced services are being made available to consumers on a reasonable and timely basis. The FCC's report is informational only and is likely to have no immediate impact on advanced telecommunications services by incumbent or nondominant local exchange carriers.

     The FCC postponed action in the advanced services rulemaking proceeding after the Supreme Court's January 25, 1999 decision sending back to the FCC the issue of what network elements must be made available to nondominant carriers by incumbent local exchange carriers. The FCC postponed action in this rulemaking proceeding in order to evaluate the impact of the Supreme Court's decision on the rights of nondominant carriers to purchase network elements, obtain interconnection, and purchase services for resale from incumbent local exchange carriers. Qwest is unable to predict what action the FCC is likely to take in the advanced services rulemaking proceeding. Qwest also is unable to predict how the FCC will regulate either the incumbent local exchange carriers' advanced telecommunications services or the network elements used by the incumbent local exchange carriers to provide advanced services in light of the Supreme Court's decision. Qwest also is unable to predict what impact FCC action in this area would have on the nature of competition.

     Several companies also asked the FCC to require cable television companies to provide competitors with access to high capacity cable television lines, such as those used to provide Internet access services to cable television subscribers. Several companies also asked the FCC to impose a similar requirement on AT&T and TCI as a condition of approving their merger application. The FCC has declined both requests for now, but has not ruled out the possibility of imposing an "equal access" type requirement on cable television companies in the future. Qwest cannot predict whether the FCC will take such action.

     Reciprocal Compensation for Internet Service Provider Transmissions. The Telecommunications Act requires local exchange carriers to pay each other reciprocal compensation for transporting and terminating each others' local calls. In June 1997, however, the incumbent local exchange carriers asserted that they were not required to pay reciprocal compensation to nondominant carriers for the transport and termination of calls to Internet service providers because they were not "local calls." To date, 29 state commissions have concluded that the incumbent local exchange carriers should pay reciprocal compensation for these calls. Several of these decisions have been appealed to the courts. On February 25, 1999, the FCC ruled that calls to Internet service providers are interstate calls, not local calls. However, the FCC did not reach a decision on whether incumbent local exchange carriers would be required to pay nondominant carriers reciprocal compensation for such calls. Rather, the FCC concluded that where existing and future interconnection agreements provide for the payment of reciprocal compensation for calls to Internet service providers, it will be up to the state commissions to decide whether to enforce those contract provisions. The FCC also concluded that the state commissions could order the payment of reciprocal compensation for such calls through their arbitrations of interconnection agreements. The FCC's ruling has been appealed in the courts. The FCC has sought comment on proposed federal rules that would govern the payment of reciprocal compensation for such calls.

     1+ Dialing Parity. In many states, consumers wishing to use carriers other than the incumbent local exchange carrier for long distance services within the incumbent local exchange carrier's area have had to dial special access codes to do so. The need to dial extra digits in these states has put Qwest and other carriers at a competitive disadvantage compared with incumbent local exchange carriers whose customers can make these calls simply by dialing "1" plus the desired number. If a nondominant carrier's customer attempts to make one of these calls by simply dialing "1" plus the desired number, the call will automatically be routed to the incumbent local exchange carrier in those states that have not required 1+ dialing parity. The Supreme Court's January 25, 1999, decision which is discussed above upholds the FCC's rule requiring that by February 8, 1999, incumbent local exchange carriers must make it possible for consumers to make these long distance calls on a 1+ basis, using Qwest or any other carrier the consumer desires. Regulatory commissions in a number of states also have issued decisions imposing similar requirements. However, some states have stated that they will permit implementation by a slightly later date for practical reasons. Qwest expects to benefit from the implementation of this 1+ calling capability.

     Federal Tariff Requirements. Qwest is required to file tariffs for its interstate and international long distance services with the FCC. In October 1996, the FCC adopted an order concluding that nondominant carriers, such as Qwest, would no longer be permitted to maintain tariffs on file with the FCC for domestic interstate services. This order applies to all nondominant interstate carriers, including AT&T. The order does not apply to local exchange providers. The FCC order was issued based on a provision in the Telecommunications Act which generally permits the FCC to "forbear" from a given regulation if the FCC determines that forbearance will serve the public interest. In February 1997, the U.S. Court of Appeals for the District of Columbia Circuit halted implementation of the FCC order pending the Court's review of the order. Implementation of the order remains halted. If the FCC order is allowed to become effective, telecommunications carriers such as Qwest will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms, and conditions on which they offer their interstate services. Instead, carriers such as Qwest will be required to maintain and make publicly available their rate and service information. Qwest also intends to rely on its sales force and direct marketing to provide pricing information to its customers.

     Qwest Joint Marketing Agreements. Based upon a complaint brought by AT&T, MCI WorldCom and other long distance carriers, the FCC in September 1998 disapproved two separate joint marketing agreements entered into by Qwest with US West and Ameritech. The FCC disapproved these agreements because it found that under those agreements, US West and Ameritech would be providing long distance services outside of their local areas in violation of the Telecommunications Act. As discussed above, under the Telecommunications Act, US West, Ameritech, and other incumbent local exchange carriers may not provide long distance services outside of their local areas until they first demonstrate that they have opened their local markets to competition. To date, US West and Ameritech have not complied with this requirement. The FCC did not find that Qwest had engaged in any unlawful conduct. Qwest, US West and Ameritech have appealed the FCC's decision to the U.S. Court of Appeals for the District of Columbia Circuit, arguing that the agreements were lawful efforts under the Telecommunications Act to jointly market the local services of US West and Ameritech with the long distance services of Qwest, and did not involve US West and Ameritech in the provision of long distance service outside of their local areas. Qwest is unable to predict the outcome of the appeal. If Qwest is unsuccessful in its appeal, it may limit for a period of time the scope of any joint marketing agreements with incumbent local exchange carriers.

     State Regulation. As discussed above, Qwest's local and intrastate long distance telecommunications operations are subject to various state laws and regulations. Many of these state laws and regulations address competition in the local exchange and intrastate long distance markets even though the FCC also has authority to implement rules governing competition in these markets. The U.S. Supreme Court's January 25, 1999, decision upholding many of the FCC's local competition rules will likely impact many of the regulations the states have implemented and are in the process of implementing. Qwest is unable to predict, however, exactly what this impact will be or what actions the various states will take in light of the Supreme Court's decision.

     Municipal and Other Local Regulation. Municipalities occasionally require Qwest to obtain street use and construction permits and licenses or franchises in order to install and expand its fiber optic network using municipal rights-of-way. A municipality's decision to terminate existing franchise or license agreements before they expire or a municipality's decision to not renew franchise or license agreements could adversely affect Qwest. A municipality's decision to require Qwest to remove its facilities or abandon its network in place also could adversely affect Qwest. In some municipalities where Qwest has installed or expects to construct networks, it will be required to pay license or franchise fees based on a percentage of gross revenue or on a per-linear-foot basis. There is no guarantee that franchise fees will remain at their current levels after existing franchises expire. In addition, Qwest could be placed at a competitive disadvantage if its competitors do not pay the same level of fees as Qwest. However, the Telecommunications Act requires municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

     Regulation of International Services. On August 6, 1998, the FCC proposed to remove certain existing restrictions on the fee arrangements between U.S. carriers and foreign carriers for terminating switched international calls in World Trade Organization member countries.

     Pacific Rim Cable Consortium. In August 1998, Qwest announced its participation in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. in November 1998, the consortium applied for authority from the FCC to land and operate the submarine cable system. In early January 1999, a competitor, Global Crossing Ltd., asked the FCC to postpone action on approving the consortium's application for a U.S. cable landing license. The consortium is opposing the petition on behalf of its members, including Qwest.

     Other. Qwest monitors compliance with federal, state, and local regulations governing the discharge and disposal of hazardous and environmentally sensitive materials. These materials include the emission of electromagnetic radiation. Qwest believes that it is in compliance with such regulations. However, a discharge, disposal or emission of hazardous or environmentally sensitive materials could expose Qwest to claims or actions that could adversely affect Qwest.

Employees

     As of December 31, 1998, Qwest employed approximately 8,700 employees. None of Qwest's employees are currently represented by a collective bargainning agreement. Qwest believes that its relations with its employees are good.

Corporate and Other Information

     Qwest is a Delaware corporation, organized in 1997 to hold the stock of its indirect principal subsidiary, Qwest Communications Corporation, which started its telecommunications business in 1988.

     Qwest's principal executive offices are located at 700 Qwest Tower, 555 Seventeenth Street, Denver, Colorado 80202, and its telephone number is (303) 992-1400. Qwest's web site is http://www.qwest.com.


Item 2.   Properties

     Qwest's network and its component assets are the principal properties owned by Qwest. Qwest owns substantially all of the telecommunications equipment required for its business. Qwest's installed fiber optic cable is laid under the various rights of way held by Qwest. Other fixed assets are located at various locations in geographic areas served by Qwest.

     Qwest leases sales offices for its communications services business unit in major metropolitan locations of the United States.

     Qwest's executive and administrative offices are located at its principal office in Denver, Colorado. Qwest leases this space from an affiliate of Anschutz Company at market rates under an agreement that expires in October 2004. Qwest leases additional space in the following locations: Arlington, Virginia, housing a network operating center, customer service operations and administrative offices; Dublin, Ohio, Weehawken, New Jersey and San Francisco, California, each housing administrative offices and data centers; and Dallas, Texas, housing the headquarters for operation of Qwest's microwave system.

     Qwest has network management centers in the following locations: its principal office in Denver, Colorado, Dublin, Ohio, Weehawken, New Jersey, Arlington, Virginia, and San Antonio, Texas, all of which are leased. Qwest's communications services business unit has customer service operations in Denver, Colorado, Dublin, Ohio, Greenville, South Carolina, San Antonio, Texas, and Weehawken, New Jersey.


Item 3.   Legal Proceedings

     In March, 1998 four putative class action complaints ("Complaints") against LCI, its directors and in two of these cases, Qwest, were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the

"Court"). The Complaints each made substantially the same allegations. The plaintiffs alleged that the consummation of the LCI merger subjected LCI stockholders to the control of Anschutz Company ("Anschutz"). The plaintiffs further alleged that the LCI merger constitutes a change in control of LCI and imposes heightened fiduciary duties on the members of the LCI Board to maximize stockholder value. The plaintiffs also alleged that the members of the LCI Board violated their fiduciary duties by failing to auction LCI or to undertake an active "market check" for other potential bidders. The plaintiffs had sought, among other things, to have the Court declare the suit a proper class action, enjoin the LCI merger and require the members of the LCI Board to auction LCI and/or conduct a "market check," and award monetary damages, together with costs and disbursements.

     On May 5, 1998, Qwest and LCI entered into a proposed settlement with the plaintiffs in the Complaints. Pursuant to the Memorandum of Understanding entered into by counsel for Qwest, LCI and the plaintiffs, Qwest and LCI agreed, among other things, to (i) include in the Joint Proxy Statement/Prospectus for the LCI merger financial information with respect to the quarter ended March 31, 1998, (ii) request Lehman Brothers to issue an updated opinion with respect to the fairness of the LCI merger; (iii) include in the Joint Proxy Statement/Prospectus additional disclosure regarding actions by LCI and its representatives regarding alternative business combination transactions and (iv) not oppose an application for legal fees and expenses by the plaintiffs' attorneys in the amount of not more than $410,000. Pursuant to the proposed settlement, the actions will be dismissed with prejudice and the defendants will be released from claims that were or could have been asserted in the actions. Because the Complaints are putative class actions, the proposed settlement is subject to reasonable confirmatory discovery, certification of the plaintiff class of LCI Stockholders as of March 9, 1998 through the consummation of the LCI merger, notice to the class and Court approval. The proposed settlement does not affect the Phillips action discussed below. On June 3, 1998, the four putative class action lawsuits were consolidated by an Order of the Court and the complaint in Miri Shapiro v. William F. McConnell [sic], Julius W. Erving, Douglas M. Karp, George M. Perrin, H. Brian Thompson, John L. Vogelstein, Thomas
J. Wayne [sic], LCI International, Inc. and Qwest Communications International Inc., was designated as the operative complaint in the consolidated action. Confirmatory discovery was completed in June 1998. The parties had prepared for execution a Stipulation and Agreement of Compromise, Settlement and Release. The parties also had prepared for submission to the Court a scheduling order for approval of the settlement. On November 2, 1998, the Court approved the settlement.

     On April 3, 1998, in an action captioned Lionel Phillips v. LCI International Inc. and H. Brian Thompson, the plaintiffs filed a putative class action complaint in the United States District Court for the Eastern District of Virginia against LCI and H. Brian Thompson, the Chairman and Chief Executive Officer of LCI. The plaintiffs brought the action purportedly on behalf of stockholders of LCI who sold LCI Common Stock between February 17, 1998 and March 9, 1998. The plaintiffs alleged, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and misleading statements that LCI was not for sale at a time when negotiations between Qwest and LCI regarding a potential merger were allegedly ongoing. The plaintiffs sought, among other things, to have the Court declare the suit a proper class action and award damages, together with costs and disbursements. On June 25, 1998, defendants moved to dismiss the complaint on the grounds that it failed to state a claim against defendants. By Order dated July 20, 1998, the Court granted defendants' motion to dismiss the complaint but granted the plaintiffs leave to amend the complaint within fifteen days. On August 4, 1998, the plaintiffs filed an amended complaint and Qwest again moved to dismiss the lawsuit. On September 30, 1998, the Court granted the defendant's motion to dismiss the complaint. On October 20, 1998, the plaintiffs appealed the Court's decision and the appeal is still pending.

     On September 15, 1998, in an action captioned Aaron Parnes v. Scott A. Baxter, Wayne B. Weisman, Richard M. Brown, Scott Harmolin, Samuel A. Plum, Icon CMT Corp. and Qwest Communications International Inc., the plaintiff filed a putative class action complaint in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court") against Icon, its directors and Qwest. In the suit, the plaintiff alleged that consummation of the Icon merger will subject the Icon stockholders to the control of Mr. Anschutz, who will continue to be the principal stockholder of Qwest after the consummation of the merger. The plaintiff further alleged that the Icon merger constitutes a change in control of Icon and imposes heightened fiduciary duties on the members of the Icon board of directors to maximize stockholder value. The plaintiff also alleged that the members of the Icon board of directors violated their fiduciary duties by failing to auction Icon or to undertake an active "market check" for other potential bidders. The plaintiff seeks, among other things, to have the Court declare the suit a proper class action, enjoin the Icon merger and require the members of the Icon board of directors to auction Icon and/or conduct a "market check," and to award monetary damages, together with costs and disbursements. The defendants consider the action to be without merit and intend to vigorously defend the action. The defendants have filed answers denying the allegations of the complaint.

     Qwest also has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. Qwest believes it has adequate accrued loss contingencies and that, although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters are not expected to have a material adverse impact on Qwest's results of operations or financial position.


Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                   Part II.


Item 5.   Market for the Registrant's Common Stock and Related Shareholder
          Matters

     The information under the caption "Market for the Registrant's Common Stock and Related Shareholder Matters" on page 43 of Qwest's 1998 Annual Report is incorporated herein by reference.


Item 6.   Selected Financial Data

     The financial information in the table under the caption "Selected Financial Data" on page 16 of Qwest's 1998 Annual Report is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17-25 of Qwest's 1998 Annual Report is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 26 of Qwest's 1998 Annual Report is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

     Qwest's Consolidated Financial Statements and related Notes thereto and the Independent Auditors' Report on pages 27-42 of Qwest's 1998 Annual Report, as well as the unaudited information set forth in Note 12 - Selected Consolidated Quarterly Financial Data on page 42 of Qwest's 1998 Annual Report, are incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                   Part III.


Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

     The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in Qwest's definitive proxy statement for its annual meeting of stockholders to be filed with the Commission by April 30, 1999.

                                    Part IV.

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

     (a) List of documents filed as part of this report:

          1. Financial Statements:
               The following items are incorporated herein by reference
                from the pages indicated in the Company's 1998 Annual Report:

                                                                                       Page
                   Consolidated Statements of Operations for the                       ----
                    three years ended December 31, 1998                                28
                   Consolidated Balance Sheets as of December 31,
                    1998 and 1997                                                      29
                   Consolidated Statements of Stockholders' Equity
                    for the three years ended December 31, 1998                        30
                   Consolidated Statements of Cash Flows for the
                    three years ended December 31, 1998                                31
                   Notes to Consolidated Financial Statements                          32

          2. Exhibit Index:
               Exhibit Number                       Description
               --------------                       -----------

               3.1**          Amended and Restated Certificate of Incorporation
                              of Qwest.
               3.2*****       Certificate of Amendment of Amended and Restated
                              Certificate of Incorporation of Qwest
               3.3            Amended and Restated Bylaws.
               4.1(a)***      Indenture dated as of October 15, 1997 with
                              Bankers Trust Company (including form of Qwest's
                              9.47% Senior Discount Notes due 2007 and 9.47%
                              Series B Senior Discount Notes due 2007 as an
                              exhibit thereto).
               4.1(b)****     Indenture dated as of August 28, 1997 with
                              Bankers Trust Company (including form of Qwest's
                              10 7/8% Series B Senior Notes due 2007 as an
                              exhibit thereto).
               4.1 (c)****    Indenture dated as of January 29, 1998 with
                              Bankers Trust Company (including form of Qwest's
                              8.29% Senior Discount Notes due 2008 and 8.29%
                              Series B Senior Discount Notes due 2008 as an
                              exhibit thereto).
               4.1(d)         Indenture dated as of November 4, 1998 with
                              Bankers Trust Company (including form of Qwest's
                              7.50% Senior Discount Notes due 2008 and 7.50%
                              Series B Senior Discount Notes due 2008 as an
                              exhibit thereto) (incorporated by reference to
                              Qwest's Registration Statement on Form S-4 (File
                              No. 333-71603) filed February 2, 1999).
               4.1(e)         Indenture dated as of November 27, 1998 with
                              Bankers Trust Company (including form of Qwest's
                              7.25% Senior Discount Notes due 2008 and 7.25%
                              Series B Senior Discount Notes due 2008 as an
                              exhibit thereto) (incorporated by reference to
                              Qwest's Registration Statement on Form S-4 (File
                              No. 333-71603) filed February 2, 1999).
               4.2(a)         Registration Agreement dated November 4, 1998
                              with Salomon Brothers Inc relating to Qwest's
                              7.50% Senior Discount Notes due 2008 (incorporated
                              by reference to Qwest's Registration Statement on
                              Form S-4 (File No. 333-71603) filed February 2,
                              1999).
               4.2(b)         Registration Agreement dated November 27, 1998
                              with Salomon Brothers Inc relating to Qwest's
                              7.25% Senior Discount Notes due 2008 (incorporated
                              by reference to Qwest's Registration Statement on
                              Form S-4 (File No. 333-71603) filed February 2,
                              1999).
               4.3            Indenture dated as of June 23, 1997 between LCI
                              International, Inc., and First Trust National
                              Association, as trustee, Providing for the
                              Issuance of Senior Debt Securities, including
                              Resolutions of the Pricing Committee of the Board
                              of Directors establishing the terms of the 7.25%
                              Senior Notes due June 15, 2007 (incorporated by
                              reference to exhibit 4(c) in LCI's Current Report
                              on Form 8-K dated June 23, 1997).
               4.4            Registration Rights Agreement dated December 14,
                              1998 with Microsoft Corporation (incorporated by
                              reference to Qwest's Current Report on Form 8-K
                              filed December 16, 1998).
               10.1**         Growth Share Plan, as amended, effective October
                              1,1996.*
               10.2**         Equity Incentive Plan.*
               10.3           Qwest Communications International Inc. Employee
                              Stock Purchase Plan (incorporated by reference to
                              Qwest's Preliminary Proxy Statement for the
                              Annual Meeting of Stockholders, filed February
                              26, 1999).*
               10.4           Qwest Communications International Inc. Deferred
                              Compensation Plan.*

               10.5****        Equity Compensation Plan for Non-Employee
                               Directors.*
               10.6            Qwest Communications International Inc. 401-K
                               Plan.*
               10.7**          Employment Agreement dated December 21, 1996 with
                               Joseph P. Nacchio.*
               10.8****        Growth Share Plan Agreement with Joseph P.
                               Nacchio, effective January 1, 1997, and Amendment
                               thereto.*
               10.9****        Non-Qualified Stock Option Agreement with Joseph
                               P. Nacchio, effective June 23,1997.*
               10.11**         Promissory Note dated November 20, 1996 and
                               Severance Agreement dated December 1, 1996 with
                               Robert S. Woodruff.*
               10.12****       Employment Agreement dated March 7, 1997 with
                               Stephen M. Jacobsen.*
               10.13****       Employment Agreement dated September 19, 1997
                               with Larry Seese.*
               10.14           Employment Agreement dated September 24, 1997
                               with Marc B. Weisberg.*
               10.15****       Employment Agreement dated October 8, 1997 with
                               Lewis O. Wilks.*
               10.16**+        IRU Agreement dated as of October 18, 1996 with
                               Frontier Communications International Inc.
               10.17**+        IRU Agreement dated as of February 26, 1996 with
                               WorldCom Network Services, Inc.
               10.18**+        IRU Agreement dated as of May 2, 1997 with GTE.
               10.19           LCI International, Inc. 1992 Stock Option Plan
                               (incorporated by reference to LCI's Registration
                               Statement No.333-60558).*
               10.20           LiTel Communications, Inc. 1993 Stock Option
                               Plan (incorporated by reference to LCI's
                               Registration Statement No. 33-60558).*
               10.21           LCI International, Inc. 1994/1995 Stock Option
                               Plan (incorporated by reference to LCI's Annual
                               Report on Form 10-K for the year ended December
                               31, 1993).*
               10.22           LCI International, Inc. 1995/1996 Stock Option
                               (incorporated by reference to LCI's Proxy
                               Statement for the 1995 Annual Meeting of
                               Shareowners).*
               10.23           LCI International Management Services, Inc.
                               Supplemental Executive Retirement Plan
                               (incorporated by reference to LCI's Quarterly
                               Report on Form 10-Q for the quarter ended March
                               31, 1995).*
               10.24           1997/1998 LCI International, Inc. Stock Option
                               Plan (incorporated by reference to LCI's Annual
                               Report on Form 10-K for the year ended December
                               31, 1996).*
               10.25(a)        1995 Stock Option Plan of Icon CMT Corp.
                               (incorporated by reference to Icon CMT Corp.'s
                               Registration Statement on Form S-1/A, No. 333-
                               38339).*
               10.25(b)        Amendment to Amended and Restated 1995 Stock
                               Option Plan of Icon CMT Corp.*
               10.26           U.S. Long Distance Corp. 1990 Employee Stock
                               Option Plan.*
               10.27+          Contractor Agreement dated January 18, 1993 by
                               and between LCI International Telecom Corp. and
                               American Communications Network, Inc.
                               (incorporated by reference to LCI's Quarterly
                               Report on Form 10-Q for the quarter ended
                               September 30, 1995).
               10.28           Participation Agreement dated as of November 1996
                               among LCI International, Inc.,as the Construction
                               Agent and as the Lessee, First Security Bank,
                               National Association, as the Owner Trustee under the Stuart Park Trust the various banks and lending institutions which are parties thereto from time to time as the Holders, the various banks and lending institutions which are parties thereto from time to time as the Lenders and NationsBank of Texas, N.A., as the Agent for the Lenders (incorporated by reference to LCI's
                               Annual Report on Form 10-K for the year ended
                               December 31, 1996).
               10.29           Agency Agreement between LCI International, Inc.,
                               as the Construction Agent and First Security
                               Bank, National Association, as the Owner Trustee under the Stuart Park Trust as the Lessor dated as of November 15, 1996 (incorporated by reference to LCI's Annual Report on

                               Form 10-K for the year ended December 31, 1996).
               10.30           Deed of Lease Agreement dated as of November 15,
                               1996 between First Security Bank, National
                               Association as the Owner Trustee under the Stuart
                               Park Trust, as Lessor and LCI International, Inc.
                               as Lessee (incorporated by reference to LCI's
                               Annual Report on Form 10-K for the year ended
                               December 31, 1996).
               13              Portions of Qwest's 1998 Annual Report to
                               Shareholders
               21.1            Subsidiaries of the Registrant (incorporated by
                               reference to Qwest's Registration Statement on
                               Form S-4 (File No. 333-65095) filed September 30,
                               1998).
               23              Consent of Independent Auditors
               27              Financial Data Schedule
               *               Indicates executive contracts, compensation plans
                               and arrangements.
               **              Incorporated by reference in Form S-1 as declared
                               effective on June 23, 1997 (File No. 333-25391).
               ***             Incorporated by reference to Form S-4 as declared
                               effective on January 5, 1998
                               (File No. 333-42847).
               ****            Incorporated by reference in Qwest's Form 10-K
                               for the year ended December 31, 1997. (File No.
                               000-22609)
               *****           Incorporated by reference to the exhibit of the
                               same number to Qwest's Registration Statement on Form S-3 (File No.333-58617) filed July 7, 1998).
               +               Portions have been omitted pursuant to a request
                               for confidential treatment.

(b) Reports on Form 8-K:

    During the quarter ended December 31, 1998, Qwest filed the following
     Current Reports on Form 8-K:

     (i) On October 19, 1998, Qwest filed a Current Report on Form 8-K/A to amend the Form 8-K filed June 12, 1998, which announced the consummation of the merger of LCI and Qwest, effective June 5, 1998. The Form 8-K/A also incorporated by reference the financial statements and pro forma financial information required pursuant to the Form 8-K filed June 12, 1998.

     (ii) On October 29, 1998, Qwest filed a Current Report on Form 8-K announcing it third quarter 1998 results of operations.

     (iii) On November 19, 1998, Qwest filed a Current Report on Form 8-K announcing that it and KPN Telecom B. V. had entered into a letter of intent to form a joint venture company to create a pan-European Internet Protocol-based fiber optic network linked to Qwest's network in North America for data, video and voice services.

     (iv) On November 25, 1998, Qwest filed a Current Report on Form 8-K announcing that it had agreed to sell $300.0 million in aggregate principal amount of 7.25% ten-year Senior Notes due 2008.

     (v) On December 7, 1998, Qwest filed a Current Report on Form 8-K announcing that it intended to redeem on December 31, 1998, $87.5 million of its 10 7/8% Series B Senior Notes due 2007.

     (vi) On December 16, 1998, Qwest filed a Current Report on Form 8-K announcing that Qwest and Microsoft, a Washington corporation, had agreed to enter into a business alliance to offer communications network services. In addition, Microsoft agreed to purchase from Qwest approximately 4.4 million shares of Qwest's common stock, at a price of $45.00 per share, for an aggregate purchase price of $200.0 million.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Qwest Communications International Inc.,
                                  a Delaware corporation
                                  By:         /s/   Robert S. Woodruff
                                                    Robert S. Woodruff
                                             Executive Vice President--Finance
                                                and Chief Financial Officer
                                              (Principal Accounting Officer)

March 19, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Titles                         Date
       ---------                       ------                         ----

   /s/ Philip F. Anschutz    Chairman of the Board of Directors   March 19, 1999
----------------------------
     Philip F. Anschutz

   /s/ Joseph P. Nacchio     Director, Chairman and Chief
---------------------------- Executive Officer                    March 19, 1999
     Joseph P. Nacchio


   /s/ Robert S. Woodruff    Director, Executive Vice President
---------------------------- - Finance and Chief Financial
     Robert S. Woodruff      Officer (Principal Accounting
                             Officer)                             March 19, 1999

    /s/ Cannon Y. Harvey     Director                             March 19, 1999
----------------------------
      Cannon Y. Harvey

     /s/ Jordan L. Hanes     Director                             March 19, 1999
----------------------------
       Jordan L. Haines

     /s/ Douglas M. Karp     Director                             March 19, 1999
----------------------------
       Douglas M. Karp

      /s/ Vinod Khosla       Director                             March 19, 1999
----------------------------
        Vinod Khosla

  /s/ Richard T. Liebhaber   Director                             March 19, 1999
----------------------------
    Richard T. Liebhaber

    /s/ Douglas L. Polson    Director                             March 19, 1999
----------------------------
      Douglas L. Polson

     /s/ Craig D. Slater     Director                             March 19, 1999
----------------------------
       Craig D. Slater

   /s/ W. Thomas Stephens    Director                             March 19, 1999
----------------------------
     W. Thomas Stephens

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Qwest Communications International Inc.:

Under date of February 2, 1999, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are incorporated by reference in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP


Denver, Colorado
February 2, 1999

QWEST COMMUNICATIONS INTERNATIONAL INC.
AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Three Years Ended December 31, 1998

(Amounts in Millions)


                                                                 Additions              Deductions
                                                           -------------------       ---------------
                                             Balance at                               Write-offs,    Balance at
                                             Beginning of    Charged to                  net of         end of
Description                                    period     profit and loss  Other(1)    recoveries      period
-----------                                  -----------  -------------------------  -------------  -----------
Year ended December 31, 1998:
  Allowance for doubtful receivables-trade     $    4.6              82.8     51.0         (82.2)      $  56.2
                                             ===========  ================  =======  =============  ===========

Year ended December 31, 1997:
  Allowance for doubtful receivables-trade     $    3.7               7.8       --          (6.9)      $   4.6
                                             ===========  ================  =======  =============  ===========

Year ended December 31, 1996:
  Allowance for doubtful receivables-trade     $    2.6               2.9       --          (1.8)      $   3.7
                                             ===========  ================  =======  =============  ===========

(1) Represents additions resulting from acquisitions completed during 1998