Form 10-Q
period 1999-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1999-05-13
CIK 1037949

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------
                                   FORM 10-Q
                               ----------------


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                       COMMISSION FILE NUMBER 000-22609

                                ----------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (Exact name of registrant specified in its charter)

                                ---------------

           Delaware                                    84-1339282
           --------                                    ----------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

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

                           Yes  [X]     No   [ ]

  The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was approximately 352 million, as of April 30, 1999.


================================================================================

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
                         QUARTER ENDED MARCH 31, 1999
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.   Financial Information
  Item 1.    Financial Statements (Unaudited):
                Condensed Consolidated Statements of Operations for the
                   Three Months Ended March 31, 1999 and 1998                 3

                Condensed Consolidated Balance Sheets as of March 31, 1999
                   and December 31, 1998                                      4

                Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 1999 and 1998                 5

                Notes to Condensed Consolidated Financial Statements          6
  Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations for the Three Months Ended
                March 31, 1999 and 1998                                      12

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk      21

PART II.  Other Information
  Item 1.    Legal Proceedings                                               22
  Item 2.    Changes in Securities and Use of Proceeds                       22
  Item 6     Exhibits and Reports on Form 8-K                                22

Signature Page                                                               26

Part I.  Financial Information

Item 1.  Condensed Financial Statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Information)
(Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                         1999            1998
                                                        ----------------------
Revenue:
      Communications services                           $737.2          $ 42.6
      Construction services                              141.2           134.5
                                                        ------          ------

        Total revenue                                    878.4           177.1
                                                        ------          ------

Operating expenses:
      Access and network operations                      432.9            30.8
      Construction services                               76.8            97.4
      Selling, general and administrative                213.3            44.4
      Depreciation and amortization                       95.9             8.0
                                                        ------          ------

        Total operating expenses                         818.9           180.6
                                                        ------          ------

        Earnings (loss) from operations                   59.5            (3.5)

Other (income) expense:
      Interest expense, net                               32.0            14.4
      Other (income) expense, net                          2.9            (8.1)
                                                        ------          ------

        Earnings (loss) before income taxes               24.6            (9.8)

Income tax expense (benefit)                              19.8            (3.2)
                                                        ------          ------

        Net earnings (loss)                             $  4.8          $ (6.6)
                                                        ======          ======
Net earnings (loss) per share - basic                   $ 0.01          $(0.03)
                                                        ======          ======

Net earnings (loss) per share - diluted                 $ 0.01          $(0.03)
                                                        ======          ======


     See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 1999 and December 31, 1998
(In Millions)
(Unaudited)

                                                                                 1999                 1998
                                                                               --------             --------
ASSETS
  Current assets:
      Cash                                                                     $  119.0             $  462.8
      Trade accounts and notes receivable, net                                    656.6                628.1
      Prepaid expenses and other                                                  321.2                348.2
                                                                               --------             --------

         Total current assets                                                   1,096.8              1,439.1

  Property and equipment, net                                                   2,827.1              2,655.4

  Excess of cost over net assets acquired, net                                  3,394.9              3,402.0

  Other, net                                                                      690.4                571.1
                                                                               --------             --------

TOTAL ASSETS                                                                   $8,009.2             $8,067.6
                                                                               ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                                         $  227.1             $  205.1
      Facility costs accrued and payable                                          235.3                300.2
      Construction costs accrued and payable                                      147.1                145.9
      Accrued expenses and other                                                  395.8                586.3
                                                                               --------             --------

         Total current liabilities                                              1,005.3              1,237.5

  Debt and capital lease obligations, net of current portion                    2,319.9              2,307.1

  Other long-term liabilities                                                     283.1                284.8

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock - $.01 par value; authorized 25.0 million
        shares; no shares issued and outstanding                                    -                    -
      Common stock - $.01 par value; authorized 2,000 million shares;
        issued and outstanding --
          351 million shares at March 31, 1999;
          347 million shares at December 31, 1998                                   3.5                  3.5
      Paid-in capital                                                           5,210.5              5,108.4
      Accumulated other comprehensive income                                       58.0                  2.2
      Accumulated deficit                                                        (871.1)              (875.9)
                                                                               --------             --------

         Total stockholders' equity                                             4,400.9              4,238.2
                                                                               --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $8,009.2             $8,067.6
                                                                               ========             ========


     See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        -------------------------
                                                                          1999             1998
                                                                        -------           -------
Net cash provided by (used in) operating activities                     $ (79.6)          $  53.5
                                                                        -------           -------

Cash flows from investing activities:
     Acquisitions and other                                               (15.3)              0.5
     Expenditures for property and equipment                             (299.8)           (142.1)
                                                                        -------           -------

         Net cash used in investing activities                           (315.1)           (141.6)
                                                                        -------           -------

Cash flows from financing activities:
     Proceeds from long-term debt                                             -             300.0
     Repayments of long-term debt                                          (1.8)            (19.4)
     Proceeds from employee stock transactions                             58.0               1.8
     Other                                                                 (5.3)             (0.9)
                                                                        -------           -------

         Net cash provided by financing activities                         50.9             281.5
                                                                        -------           -------

         Net (decrease) increase in cash and cash equivalents            (343.8)            193.4

Cash and cash equivalents, beginning of period                            462.8             379.8
                                                                        -------           -------

Cash and cash equivalents, end of period                                $ 119.0           $ 573.2
                                                                        =======           =======


Supplemental disclosure of significant non-cash investing activities:
    Unrealized gain on marketable equity securities, net of tax         $  57.2           $   -
                                                                        =======           =======


     See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 1999 and 1998

(1)  Business and Background

       Qwest Communications International Inc. and subsidiaries ("Qwest" or the "Company") is a leading Internet communications company engaged in two core business segments: Communications Services and Construction Services.

       Communications Services provides a full range of voice, data, video and related services to business customers, governmental agencies and consumers. In addition, it provides high-volume voice and conventional private line services to other communications providers, Internet service providers ("ISPs") and other data service companies.

       Construction Services constructs and installs fiber optic systems for other communications providers, as well as for the Company's own use.


(2)  Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K (as incorporated by reference from its annual report to shareholders) for the year ended December 31, 1998. Certain prior year balances have been reclassified to conform to the 1999 presentation.


(3)  Comprehensive Income

       The following table represents the calculation of comprehensive income
   (loss) for the three months ended March 31, 1999 and 1998 (in millions):


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
    Net income (loss)                               $       4.8     $      (6.6)

    Other comprehensive income:
      Net unrealized holding gains on securities           57.2              -
      Foreign currency translation adjustments             (1.4)             -
                                                    ------------    ------------
    Total other comprehensive income                       55.8              -
                                                    ------------    ------------
    Comprehensive income                            $      60.6     $      (6.6)
                                                    ============    ============

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 1999 and 1998

(4)  KPNQwest Joint Venture

        In April 1999, Qwest and KPN Telecom B. V. ("KPN") completed the formation of a joint venture to create a pan-European IP-based fiber optic network, linked to Qwest's network in North America, for data, video and voice services.

        Qwest and KPN each owns 50 percent of the venture. The venture is governed by a six-person supervisory board, to which Qwest and KPN each has named three members. KPN contributed two partially completed bi-directional, self-healing fiber optic rings (EuroRingsTM 1 and 2) and certain communications services contracts. Qwest and KPN have contributed transatlantic capacity that connect EuroRingsTM with Qwest's network in North America, as well as certain other assets. In April 1999, Qwest contributed Xlink Internet Service Gmbh ("Xlink") and the operating subsidiaries of EUnet International Limited ("EUnet"). The net book value of total assets contributed by Qwest totaled approximately $300.0 million. Qwest will deconsolidate EUnet and Xlink, and Qwest's interest in the joint venture will be accounted for under the equity method.


(5)  Construction Services

        Costs and billings on uncompleted contracts included in the accompanying condensed consolidated balance sheets were as follows (in millions):

                                                                  March 31,      December 31,
                                                                    1999             1998
                                                               -------------     ------------
    Costs incurred on uncompleted contracts                    $       975.4     $      898.8
    Estimated earnings                                                 560.0            499.4
                                                               -------------     ------------
                                                                     1,535.4          1,398.2
    Less:  billings to date                                         (1,350.7)        (1,176.1)
                                                               -------------     ------------
    Costs and estimated earnings in excess of billings, net    $       184.7     $      222.1
                                                               =============     ============

        The Company has entered into various agreements to provide indefeasible rights of use of multiple fibers along the network. Such agreements include contracts with three major customers for an aggregate purchase price of approximately $1.0 billion. Construction Services revenue relating to the contracts with these major customers was approximately $43.0 million and $106.5 million for the three months ended March 31, 1999 and 1998, respectively. Progress billings are made upon customers' acceptance of performance milestones.

        Although these construction agreements provide for certain penalties if the Company does not complete construction within the time frames specified within the agreements, management does not anticipate that the Company will incur any substantial penalties under these provisions.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 1999 and 1998

(6)  Debt and Capital Lease Obligations

        Debt and capital lease obligations consisted of the following (in millions):

                                                     March 31,     December 31,
                                                       1999            1998
                                                   -------------  --------------
          Fixed rate debt at interest ranging
            from 7.25% to 10 7/8%                  $    2,293.5   $     2,279.5
          Capital lease and other obligations              28.6            30.4
                                                   -------------  --------------

          Total debt and capital lease obligations      2,322.1   $     2,309.9
            Less current portion                           (2.2)           (2.8)
                                                   -------------  --------------
          Debt and capital lease obligations       $    2,319.9   $     2,307.1
                                                   =============  ==============

        The current portion of long-term debt and capital lease obligations is included in accrued expenses and other in the accompanying condensed consolidated balance sheets.

        In March 1999, the Company entered into a $1.0 billion credit agreement with a syndicate of banks. This credit agreement provides for two five-year revolving credit facilities for a total of $500.0 million and one 364-day revolving credit facility in the amount of $500.0 million. The credit facilities bear interest at either the bank base rate of interest or LIBOR plus an applicable margin.


(7)  Income Taxes

        Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate (35%) to earnings (loss) before income tax expense (benefit) as a result of the following items:

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      1999            1998
                                                  -------------  --------------
          Statutory income tax expense (benefit)          35.0%          (35.0%)
            Goodwill amortization                         28.7%            3.5%
            Foreign losses                                12.5%            --
            Other, net                                     4.3%           (1.2%)
                                                  -------------  --------------
              Total income tax expense (benefit)          80.5%          (32.7%)
                                                  =============  ==============


(8)  Commitments and Contingencies

    (a) Network Construction Project and Capital Requirements

        In 1996, the Company commenced construction of its network. The Company estimates the total cost to construct and activate the network and to complete construction of the dark fiber sold to customers will be approximately $2.3 billion. The Company projected its total remaining cost as of March 31, 1999 for completing the construction of the network to be approximately $0.3 billion.

    (b) DSL Services Commitments

        In January 1999, Qwest made a $15.0 million equity investment in high-speed, digital subscriber line ("DSL") local networks through an agreement with Covad Communications Group, Inc. ("Covad"), a packet-based Competitive Local Exchange Carrier ("CLEC"). The Company has committed to purchase DSL services for

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 1999 and 1998

    approximately $20.0 million over a five-year term commencing on the date that Covad's DSL services are commercially available in all 22 metropolitan areas, which is expected to occur by the end of 1999.

        In April 1999, Qwest made an additional equity investment, totaling $15.0 million in cash, in DSL local networks through an agreement with Rhythms NetConnections Inc. ("Rhythms"), a packet-based CLEC that provides high-speed networking solutions for remote access to private networks and the Internet. The Company has committed to place a minimum number of orders for DSL service over a seven-year term commencing on the date that Rhythms is operational in 29 metropolitan areas, which is expected to be in the first quarter of 2000. In the event that the Company fails to meet the order target, the Company is committed to pay Rhythms for the difference between the order target and the number of actual orders placed.

    (c)  Network and Communications Capacity Exchanges

        From time to time, the Company enters into agreements to acquire long-term telecommunications capacity rights from unrelated third parties in exchange for long-term telecommunications capacity rights along segments of the network under construction. The exchange agreements provide for liquidated damages to be levied against the Company in the event the Company fails to deliver the telecommunications capacity, in accordance with the agreed-upon timetables.

    (d)  Vendor Agreements

        The Company has agreements with certain telecommunications inter-exchange carriers and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has historically met all minimum billing requirements and believes the minimum usage commitments will continue to be met.

    (e)  Japan-U.S. Cable Consortium Commitment

         The Company is participating in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. In connection with this transaction, the Company is committed to purchase approximately $56.0 million of fiber optic cable and other network assets of the 13,125-route-mile, four-fiber pair cable system to the Pacific Rim. The total remaining commitment through January 2001 was approximately $49.0 million as of March 31, 1999.

    (f)  Legal Matters

         The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and that, although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters are not expected to have a material adverse impact on the Company's results of operations or financial position.


(9) Weighted Average Shares Outstanding

         For the three months ended March 31, 1999, the weighted average number of shares used for computing basic earnings per share was 349.1 million, and the weighted average number of shares used for computing diluted earnings per share was 368.6 million (including 19.5 million incremental common shares attributable to dilutive securities related to warrants, options and growth shares). The weighted average number of shares used for computing basic and diluted loss per share for the three months ended March 31, 1998 was 206.7 million. Because the Company had a net loss in 1998, the effect on loss per share of all options and warrants was anti-dilutive.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 1999 and 1998

(10)  Business Segment Information

        The Company's two business segments are Communications Services and Construction Services, each having a separate management team and infrastructure, offering different products and services, and utilizing different marketing strategies to target different types of customers. Communications Services provides multimedia communications services to retail and wholesale customers. Construction Services constructs and installs fiber optic systems for other communications entities, as well as for the Company's own use.

        The Company evaluates the performance of its business segments based on their respective earnings (loss) from operations, before interest and other (income) expense and income taxes. The following table presents summarized financial information related to the business segments for the three months ended March 31, 1999 and 1998 (in millions):


                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1999            1998
                                                   -------------  --------------
        Revenue:
          Communication services                   $      737.2   $        42.6
          Construction services                           141.2           134.5
                                                   -------------  --------------
            Total revenue                          $      878.4   $       177.1
                                                   =============  ==============

        Earnings (loss) from operations:
          Communications services                  $       26.9   $       (26.1)
          Construction services                            45.1            27.0
          Depreciation and amortization -
              corporate                                   (12.5)           (4.4)
                                                   -------------  --------------
            Total earnings (loss) from operations          59.5            (3.5)

        Unallocated other (income) expense:
          Interest expense, net                            32.0            14.4
          Other (income) expense, net                       2.9            (8.1)
                                                   -------------  --------------
            Earnings (loss) before income taxes    $       24.6   $        (9.8)
                                                   =============  ==============

        During the three months ended March 31, 1999, no single customer accounted for 10% or more of the Company's total revenue. During the three months ended March 31, 1998, Frontier and GTE accounted for 27% and 27%, respectively, of the Company's total revenue and are included in the Construction Services segment.


(11)  Subsequent Events

         In May 1999, Qwest's stockholders approved an increase in the number of authorized common shares from 600 million to 2 billion.

         In April 1999, BellSouth Corporation (together with its subsidiaries, "BellSouth") and Qwest announced a strategic relationship whereby BellSouth will invest approximately $3.5 billion for an approximately 10 percent equity stake in Qwest. Qwest will issue approximately 20.35 million shares to BellSouth in exchange for approximately $1.9 billion in cash. Qwest's principal stockholder, Anschutz Company, will sell approximately 16.65 million shares to BellSouth for approximately $1.6 billion. The investment is conditioned on the termination of the Hart-Scott-Rodino Antitrust Act waiting period. At the same time, a BellSouth affiliate and Qwest entered into a commercial arrangement for provisioning of a full range of integrated digital data, image and voice communications services for customers. These services will include Qwest's portfolio of data networking, Internet and voice services and BellSouth's local networking services. Once BellSouth is allowed to enter the long distance market, the companies will jointly develop and deliver a comprehensive set of end-to-end, high-speed data, image and voice communications services to business customers, with an emphasis on broadband and Internet-based data services.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 1999 and 1998

         In April 1999, Qwest announced that its board of directors approved a two-for-one stock split in the form of a stock dividend for stockholders of record as of the close of business on May 3, 1999. The new shares will be distributed on May 24, 1999. The effect of this stock split is not reflected in the accompanying condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

     This report contains or incorporates by reference "forward-looking statements" as that term is used in federal securities laws about Qwest's financial condition, results of operations and business. These statements include, among others:

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

     These statements may be made expressly in this document, or may be incorporated by reference to other documents Qwest has filed with the Securities and Exchange Commission ("SEC"). You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Qwest's actual results to be materially different from any future results expressed or implied by Qwest in those statements. The risks and uncertainties include those risks, uncertainties and risk factors identified, among other places, under "Risk Factors" in Qwest's registration statement on Form S-4, SEC file number 333-72929, beginning on page 12.

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

Overview

    Qwest Communications International Inc. ("Qwest" or the "Company") is a leading Internet communications company engaged in two core businesses:
Communications Services and Construction Services.

    Communications Services includes Internet and Multimedia Services, Business Services, Consumer Services and Wholesale Services. Internet and Multimedia Services provides Internet Protocol ("IP") - enabled services such as Internet access, web hosting, co-location and remote access. Internet and Multimedia Services are being developed according to market demand in partnership with leading information technology companies, including the following:

    .  Microsoft Corporation for business applications and service;
    . Netscape Communications Corporation for one-stop access for an array of communications services accessed over the Internet; and
    . Covad Communications Group, Inc. ("Covad") and Rhythms NetConnections Inc. ("Rhythms") for digital subscriber line ("DSL") technology for high-speed local network connectivity.

    Business Services and Consumer Services provide a full range of voice, data, video and related services to business customers, governmental agencies and consumers. Wholesale Services provides high-volume voice and conventional private line services to other communications providers, as well as to Internet service providers ("ISPs"), and other data service companies.

    Construction Services constructs and installs fiber optic systems for other communications providers, as well as for the Company's own use. The Company began operations in 1988 constructing fiber optic conduit systems primarily for major long distance carriers in exchange for cash and capacity rights. The Company entered into major construction contracts for the sale of dark fiber to Frontier, MCI WorldCom and GTE whereby the Company has agreed to install and provide dark fiber to each along portions of the Company's network. In addition to these contracts, the Company has signed agreements with other communications providers and government agencies for the sale of dark fiber along the Company's network. Revenue from Construction Services generally is recognized under the percentage of completion method as performance milestones relating to the contract are satisfactorily completed.

    Central to Qwest's strategy is the Qwest Macro Capacity(SM) Fiber Network, a high-capacity IP-based fiber optic network designed to allow customers to seamlessly exchange multimedia content -- images, data and voice. The technologically advanced network will reach approximately 18,800 route miles, with the initial 18,500-route-mile network scheduled for completion in mid-1999, and a 300-route-mile segment scheduled for completion by the end of 1999. The network employs a self-healing SONET ring architecture. It is equipped with advanced fiber and state-of-the-art transmission electronics. Qwest's network architecture supports IP, Asynchronous Transfer Mode ("ATM") and frame relay services, as well as circuit switched services.

    In 1998, Qwest became the first network service provider to complete a transcontinental IP-based fiber optic network when it activated its network from
Los Angeles to San Francisco to New York.   The Company also activated the
nation's first OC-48 native IP network along certain routes of the Company's network. Along this OC-48 network, the Company will offer high-speed dedicated Internet access, web hosting, IP-based virtual private network services and expanded availability of voice over IP long distance services. Additionally, the Company's European joint venture, KPN Qwest, will provide a pan-European IP-based fiber optic network. The services offered will allow customers in Europe to broadcast video, data and voice globally. (See further discussion of the KPN joint venture below.)

    The Company is also expanding its network to carry international data and voice traffic to Mexico, Europe and the Far East. The 1,400-route mile Mexico network is substantially complete. The network expansion into Europe includes capacity on undersea submarine systems. The transatlantic capacity includes up to four STM-1s (the European equivalent to SONET OC-3) from New York City to London and other European destinations. The Company is also participating in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. Scheduled for completion by the second quarter of 2000, the 13,125-mile four-fiber pair cable will ultimately be capable of transmitting information at the rate of 640 gigabits per second.

    Relationship With BellSouth. In April 1999, BellSouth Corporation (together with its subsidiaries, "BellSouth") and Qwest announced a strategic relationship whereby BellSouth will invest approximately $3.5 billion for an approximately 10 percent equity stake in Qwest. Qwest will issue approximately 20.35 million shares to BellSouth in exchange for approximately $1.9 billion in cash. Qwest's principal stockholder, Anschutz Company, will sell approximately 16.65 million of existing shares to BellSouth for approximately $1.6 billion. The investment is conditioned on the termination of the Hart-Scott-Rodino Antitrust Act waiting period. At the same time, a BellSouth affiliate and Qwest entered into a commercial arrangement for provisioning of a full range of integrated digital data, image and voice communications services for customers. These services will include Qwest's portfolio of data networking, Internet and voice services and BellSouth's local networking services. Once BellSouth is allowed to enter the long distance market, the companies will jointly develop and deliver a comprehensive set of end-to-end, high-speed data, image and voice communications services to business customers, with an emphasis on broadband and Internet-based data services.

    Investment in Covad. In January 1999, Qwest made its first equity investment, totaling $15.0 million in cash, in high-speed, DSL local networks through an agreement with Covad, a packet-based Competitive Local Exchange Carrier ("CLEC"). Under this agreement, the Company expects to have access to 22 metropolitan areas by the end of 1999, while enhancing its ability to provide its customers with high-speed DSL connectivity to its network. The Company has committed to purchase DSL services for approximately $20.0 million over a five-year term commencing on the date that Covad's DSL services are commercially available in all 22 metropolitan areas.

    Investment in Rhythms. In April 1999, Qwest made an additional equity investment, totaling $15.0 million in cash, in DSL local networks through an agreement with Rhythms, a packet-based CLEC that provides high-speed networking solutions for remote access to private networks and the Internet. Under this agreement, the Company expects to have access to 29 metropolitan areas (10 of which are in addition to the areas covered by the agreement with Covad) by the first quarter of 2000, while further enhancing its ability to provide its customers with high-speed DSL connectivity to its network. The Company has committed to place a minimum number of orders for DSL service over a seven-year term commencing on the date that Rhythms is operational in 29 metropolitan areas. In the event that the Company fails to meet the order target, the Company is committed to pay Rhythms for the difference between the order target and the number of actual orders placed.

    KPNQwest Joint Venture. In April 1999, the Company and KPN Telecom B.V. ("KPN") formed a joint venture to create a pan-European IP-based fiber optic network, linked to the Company's network in North America, for data, video and voice services.

    The venture initially will offer managed broadband services, IP transit, Internet connectivity and value-added IP services, including consulting, hosting, and the broadcasting of live events over the Internet. The venture also plans to selectively sell dark fiber along its network. Customers of the venture will include Internet service and content providers, multinational firms in Europe and North America, as well as telecommunications carriers, operators and others who want to purchase wholesale or retail network capacity, fiber or services.

   Qwest and KPN each own 50 percent of the venture. The venture is governed by a six-person supervisory board, to which Qwest and KPN have each named three members. KPN contributed two partially completed bi-directional, self-healing fiber optic rings (EuroRingsTM 1 and 2) and certain communications services contracts. Qwest and KPN have contributed transatlantic capacity that connect EuroRingsTM with Qwest's network in North America, as well as certain other assets. In April 1999, Qwest contributed Xlink Internet Service Gmbh ("Xlink") and the operating subsidiaries of EUnet International Limited ("EUnet"). The net book value of total assets contributed by Qwest totaled approximately $300.0 million. Qwest will deconsolidate EUnet and Xlink, and Qwest's interest in the joint venture will be accounted for under the equity method.


Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

    The Company reported net earnings of $4.8 million in the first quarter of 1999, compared to a net loss of $(6.6) million in the same quarter of the prior year. The Company's results of operations include the acquisitions of the following: Phoenix Network, Inc. from March 1998; EUnet International Limited from April 1998; and LCI International, Inc. from June 1998. After giving pro forma effect to these acquisitions and the acquisition of Icon CMT Corp. ("Icon") as if such acquisitions had occurred on January 1, 1998, and excluding the effects of merger related costs and non-recurring charges, the Company's reported net loss in the first quarter of 1998 would have been $(20.5) million, compared to net earnings of $4.8 million in the first quarter of 1999.

    Revenue. Components of revenue for the first quarter of 1999 and 1998 were as follows (in millions):

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1999            1998          Increase
                                                   -------------  --------------  --------------
          Communications services                  $      737.2   $        42.6   $       694.6
          Construction services                           141.2           134.5             6.7
                                                   -------------  --------------  --------------
            Total revenue                          $      878.4   $       177.1   $       701.3
                                                   =============  ==============  ==============


    During the first quarter of 1999, as compared to the same quarter of the prior year, Communications Services revenue increased due to the addition of revenue from the acquisitions discussed above, and due to growth in all aspects of Communications Services. Construction Services revenue increased during the first quarter of 1999, as compared to the same quarter of the prior year, primarily as a result of additional dark fiber sales to other carriers and the further completion of construction of the Company's nationwide network. As the completion of the Company's network occurs during the remainder of 1999, the Company expects that revenue from Construction Services will be less significant to the Company's operations.

    Operating Expenses. Components of operating expenses for the first quarter of 1999 and 1998 were as follows (in millions):

                                                    Three Months Ended March 31,
                                                   -----------------------------     Increase
                                                       1999            1998         (Decrease)
                                                   -------------  --------------  --------------
          Access and network operations            $      432.9   $        30.8   $       402.1
          Construction services                            76.8            97.4           (20.6)
          Selling, general and administrative             213.3            44.4   $       168.9
          Depreciation and amortization                    95.9             8.0            87.9
                                                   -------------  --------------  --------------
            Total operating expenses               $      818.9   $       180.6   $       638.3
                                                   =============  ==============  ==============


    Expenses for access and network operations primarily consist of the cost of operating the Company's network, Local Exchange Carrier ("LEC") access charges and the cost of leased capacity. The increase in access and network operations for the first quarter of 1999 over the same quarter of the prior year was primarily attributable to growth in revenue from acquisitions, as well as internally generated growth in Communications Services revenue. Expressed as a percentage of communications services revenue, access and network operations expenses decreased from 72% in the first quarter of 1998 to 59% in the first quarter of 1999. As the network is completed and activated, the Company will be able to serve more customer needs over its own network, thereby reducing such costs as a percentage of revenue.

    Expenses for Construction Services consist primarily of costs of sale on network construction contracts, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the network for the Company's own use are capitalized. Expenses for construction services expressed as a percentage of construction revenue decreased from 72% for the first quarter of 1998 to 54% for the first quarter of 1999 reflecting the impact of higher margin network construction contracts.

    Selling, general and administrative ("SG&A") expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. The increase in SG&A in the first quarter of 1999 as compared to the same quarter of the prior year, was due primarily to the following: additional expenses related to acquired entities; increased sales and marketing efforts; additional bad debt expense related to the increase in Communications Services revenues; increased payroll-related costs from the recruiting and hiring of additional sales and administrative personnel; increased commissions expense related to the growth in Communications Services revenue; and additional building rent expense related to increased space obtained in response to the Company's infrastructure growth. During the first quarter of 1999, as compared to the same quarter of the prior year, the number of employees increased, due to acquisitions and the expansion of the sales and customer support infrastructure, from approximately 2,000 employees at March 31, 1998 to approximately 9,200 employees at March 31, 1999. Expressed as a percentage of total revenue, SG&A decreased from 25% in the first quarter of 1998 to 24% in the first quarter of 1999. SG&A is expected to increase as the Company continues to intensify brand advertising, as services are expanded and as segments of the Company's network become operational.

    The Company's depreciation and amortization expense increased due primarily to activating segments of the Company's network, purchases of assets to accommodate the Company's growth and depreciation and amortization of assets and goodwill related to the Company's acquisitions. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company continues to activate additional segments of its network.

    Through the use of third-party appraisal consultants, the Company assessed and allocated values to in-process R&D projects related to the acquisition of LCI in June 1998. The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established. These assets consisted of a significant number of R&D projects grouped into three categories: (1) network systems automation tools;
(2) advanced data services, including frame relay and Internet Protocol technologies; and (3) new operational systems and tools. Taken together, these projects, if successful, will enable the Company to provide advanced voice and data services as well as sophisticated network management and administration functions. The Company believes development efforts through March 31, 1999 have proceeded according to expectations.

    Remaining R&D efforts for these projects include various phases of technology design, development and testing. Anticipated completion dates for the remaining projects in progress will occur in phases through 1999, at which point the Company expects to begin generating the economic benefits from the technologies. Costs incurred in connection with these R&D efforts are expensed as incurred.

    The Company expects to continue its support of these efforts and the Company believes it has a reasonable chance of successfully completing the R&D programs. However, risk is associated with the completion of the projects, and the Company cannot assure that the projects will meet with either technological or commercial success.

    If none of these projects is successfully developed, the sales and profitability of the Company may be adversely affected in future periods. The failure of any particular individual in-process project would not materially impact the Company's financial condition or results of operations. Operating results are subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors.

    Other Expense (Income). Components of other expense (income) for the first quarter of 1999 and 1998, were as follows (in millions):

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1999            1998          Increase
                                                   -------------  --------------  --------------
          Interest expense, net                    $       32.0   $        14.4   $        11.0
          Other expense (income), net                       2.9            (8.1)           17.6
                                                   -------------  --------------  --------------
            Total other expense (income)           $       34.9   $         6.3   $        28.6
                                                   =============  ==============  ==============

    The increase in interest expense, net during the first quarter of 1999, as compared to the same quarter of the prior year, resulted from an increase in long-term indebtedness, (see "Liquidity and Capital Resources" below), partially offset by an increase in capitalized interest resulting from construction of the Company's network. As the network is completed, interest expense will increase as the amount of capitalized interest decreases. Other income, net, decreased due primarily to decreases in interest income, which resulted from lower average cash balances.

    Income Taxes.The Company's effective tax rate for the first quarter of 1999 differed from the statutory income tax rate primarily as a result of the non-deductibility of acquisition-related goodwill and foreign losses. The effective tax rate for the first quarter of 1998 differed from the statutory rate primarily as a result of the non-deductibility of acquisition-related goodwill.


Liquidity and Capital Resources

    During the first quarter of 1999, cash used in operations was $79.6 million; cash used in investing activities was $315.1 million, including $299.8 million of capital expenditures; and cash provided by financing activities, consisting primarily of employee stock transactions, was $50.9 million.

    The Company estimates the total cost to construct and activate its network and complete construction of dark fiber sold to third parties will be approximately $2.3 billion, of which the Company had already expended approximately $2.0 billion as of March 31, 1999.

    The Company is participating in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. In connection with this transaction, the Company is committed to purchase approximately $56.0 million of fiber optic cable and other network assets of the 13,125-route-mile, four-fiber pair cable system to the Pacific Rim. The total remaining commitment through January 2001 was approximately $49.0 million as of March 31, 1999.

    The Company has obtained the funds available to complete these build-outs from construction contracts for sales of dark fiber and from various debt and equity financings. The Company believes that its available cash and cash equivalent balances at March 31, 1999, cash flow from operations, cash flow from the investment by BellSouth and its credit agreement (described below) will satisfy its currently anticipated cash requirements for at least the next 12 months. The Company anticipates capital expenditures during the remainder of 1999 to support its growth in Communications Services and to complete construction and activate additional capacity along the Company's network to be approximately $1.1 billion to $1.2 billion.

    In April 1999, the Company entered into a $1.0 billion credit agreement with a syndicate of banks. This credit agreement provides for two five-year revolving credit facilities for a total of $500.0 million and one 364-day revolving credit facility in the amount of $500.0 million. The credit facilities bear interest at either the bank base rate of interest or LIBOR plus an applicable margin.


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

    The Company has established a year 2000 compliance group. The objective of the year 2000 compliance group is to minimize disruptions as a result of the date change in the year 2000. The compliance group has developed a five-step plan to identify and repair year 2000 affected systems: (i) identify potentially date-sensitive systems, including third-party products; (ii) assess such systems for year 2000 compliance; (iii) modify, upgrade or replace non-compliant systems; (iv) test the corrected systems; and (v) deploy the corrected systems.

    The year 2000 compliance group has focused mainly on the Company's domestic operations and, to a lesser extent, on its international operations.

    In addition to reviewing its own systems, the year 2000 compliance group is submitting requests to third-party service providers to obtain information as to their compliance efforts.

    Inventory, assessment and remediation of mission critical software applications is substantially complete. Testing and deployment of corrected software systems is scheduled for completion by June 30, 1999.

    Inventory and assessment of mission critical hardware systems, including network computing and network systems engineering, is substantially complete. Testing and deployment of upgrades necessary to complete remediation of mission critical systems is expected to be complete by May 31, 1999. Inventory and assessment of corporate facilities is scheduled for completion by May 31, 1999, with necessary upgrades and contingency plans in place by June 30, 1999.

    The Company's overall efforts to integrate the operations of recently acquired businesses and various other factors, including the compliance efforts of third parties, over which the Company has no control, may affect these target dates.

    The Company will develop contingency plans as needed. The contingency plans are expected to be completed by June 1999 and tested through the third quarter of 1999.

    During the first quarter of 1999, the Company incurred approximately $3.5 million for year 2000 compliance costs, included in SG&A expense. The Company expects to incur approximately $7.0 million to $12.0 million in additional SG&A expense during the remainder of 1999 to implement its year 2000 plan. The Company currently estimates capital expenditures for new systems to replace non-year 2000 compliant systems will total approximately $20.0 million (having incurred approximately $4.5 million through March 31, 1999).


Euro Conversion

    On January 1, 1999, 11 of the 15 member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies and established the euro as their common legal currency. Revenues and operating income of the Company's operations in Participating Countries are less than 5% of the Company's consolidated results. The Company intends to address operational and information systems issues related to the euro conversion. The Company does not expect the euro conversion to have a material adverse impact on the Company's operations or financial condition.


Regulatory Matters--Recent Developments

    Access Charge Reform. Qwest's costs of providing long distance services could be affected by changes in the "access charges" imposed by local exchange carriers on long distance carriers to originate and terminate calls over local networks. Changes in the interstate access charge structure could also affect the costs of providing long distance "phone-to-phone" voice services using IP technology. Traditionally, providers of long distance voice services over the Internet and companies that use IP technology to provide long distance services have been exempt from access charges.

    One major local exchange carrier recently demanded, however, that carriers providing long distance voice services using IP technology must pay access charges. In late 1998, US West asked the FCC to consider using its accelerated complaint procedures to determine whether Qwest's long distance phone-to-phone voice services using IP technology is subject to the payment of access charges. Qwest vigorously objected to the FCC's consideration of this issue in an accelerated fashion. The FCC subsequently decided not to entertain US West's complaint using the FCC's accelerated complaint procedures. US West was given the option however, of re-filing its complaint using the FCC's normal complaint procedures. In April 1999, US West filed a Petition for Expedited Declaratory Ruling seeking resolution of whether a long distance carrier is required to pay access charges when that carrier holds itself out as a provider of voice telephony; does not require the customer to use customer premises equipment different from the customer premises equipment necessary to place an ordinary touch-tone call; allows the customer to call telephone numbers assigned in accordance with the North American Numbering Plan; and transmits customer information, without net change in form or content, using a packet switching protocol solely within the carrier's own network. As of mid-April 1999, the FCC has not sought comment on US West's Petition, and has not conclusively determined whether local exchange carriers may impose access charges on carriers providing long distance phone-to-phone voice services using IP technology. It is not clear whether or when a decision will be made.

    In the past, the FCC has suggested that access charges might appropriately be imposed on long distance phone-to-phone voice services under certain circumstances. If the FCC allows local exchange carriers to levy access charges on carriers providing long distance phone-to-phone voice services using Internet protocol technology, Qwest's costs to provide such services could increase.

    Supreme Court Decision on FCC Rules Implementing the Telecommunications Act of 1996. On January 25, 1999, the U.S. Supreme Court issued a decision that upheld many of the rules the FCC had created to implement the portions of the 1996 Act that are designed to bring competition to local exchange markets. In the decision, the Supreme Court upheld the FCC's authority to implement the Telecommunications Act of 1996 through rules binding on the states. The Supreme Court also upheld the FCC's regulations regarding state review of interconnection agreements, the granting of certain exemptions to rural incumbent local exchange carriers, and dialing parity. "Dialing parity" means that consumers can use non-incumbent carriers by dialing as they normally do, rather than having to dial extra access codes. The Supreme Court also upheld the FCC's rulings:

    . that competitors need not own facilities in order to purchase network elements from incumbent local exchange carriers;

    . that incumbent local exchange carriers may not separate combinations of network elements before providing them to nondominant carriers unless requested to do so by a nondominant carrier;

    . that network elements include the features, functions, and capabilities provided by means of network equipment; and

    . that non-incumbent carriers may adopt particular provisions of another carrier's interconnection agreement without adopting the entire agreement.

    The Supreme Court sent back to the FCC, however, the issue of what network elements local exchange carriers must make available to non-incumbent carriers. In April 1999, the FCC released proposed rules on this subject. The FCC is expected to complete this proceeding later in 1999. In addition, a federal court will now need to decide whether the method adopted by the FCC in 1996 for establishing prices for network elements purchased from the incumbent local exchange carriers and for interconnection with the incumbent local exchange carriers' networks is permissible. Qwest is unable to predict what actions the FCC or a federal court will take on these and other issues related to the Supreme Court's decision.

    The Supreme Court's decision is likely to have an impact on other matters as well, including interconnection agreements between non-incumbent carriers and incumbent local exchange carriers, the rules the states have adopted concerning local exchange competition, and the original local exchange carriers' applications for long distance authority. Qwest is unable to predict, however, how the decision will impact those matters or how the decision will affect competition.

    Truth-in-billing. In April 1999, the FCC adopted guidelines governing the format and content of telephone bills. These guidelines, which are intended to become effective in the spring of 1999, will require carriers to (1) clearly identify the service provider responsible for each charge on the bill; (2) clarify when customers may withhold payment to dispute a charge without risking the loss of their basic local service; (3) identify on the bill the carrier to whom a customer should direct his or her complaint about a particular charge; and (4) adopt uniform descriptions for line item charges related to federal regulatory action. The adoption of these new rules will impact the way Qwest presents its bills to customers.

    1+ Dialing Parity. In many states, consumers wishing to use carriers other than the incumbent local exchange carrier for long distance services within the incumbent local exchange carrier's area have had to dial special access codes to do so. The need to dial extra digits in these states has put Qwest and other carriers at a competitive disadvantage compared with incumbent local exchange carriers whose customers can make these calls simply by dialing "1" plus the desired number. If a non-incumbent carrier's customer attempts to make one of these calls by simply dialing "1" plus the desired number, the call will automatically be routed to the incumbent local exchange carrier in those states that have not required 1+ dialing parity. The Supreme Court's January 25, 1999 decision which is discussed above upholds the FCC's rule requiring that incumbent local exchange carriers make it possible for consumers to make these long distance calls on a 1+ basis, using Qwest or any other carrier the consumer desires. Regulatory commissions in a number of states also have issued decisions imposing similar requirements. Dialing parity is scheduled to be implemented in all states by the late summer of 1999. Qwest expects to benefit from the implementation of this 1+ calling capability.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

    The Company has $162.5 million of 10 7/8% Senior Notes, due 2007, $555.9 million of 9.47% Senior Discount Notes, due 2007, $450.5 million of 8.29% Senior Discount Notes, due 2008, $750.0 million of 7.50% Senior Notes, due 2008, $350.0 million of 7.25% Notes Due 2007 and $300.0 million of 7.25% Senior Notes, due 2008.

    The Company's long-term debt obligations are principally fixed interest rate and non-trading in nature, and as a result, the Company is less sensitive to market rate fluctuations. The Company currently does not use derivative financial instruments to manage its interest rate risk and has no cash flow exposure due to general interest rate changes for its fixed interest rate long-term debt. The following table provides information about the Company's market risk exposure associated with changing interest rates on its fixed rate debt and capital lease and other obligations (dollars in millions):

                                                                        Expected Maturity
                                             ---------------------------------------------------------------------
                                               1999     2000     2001     2002     2003     Thereafter     Total
                                             -------- -------- -------- -------- -------- -------------- ---------
    Long-term fixed rate debt                $ -      $ -      $ -      $ -      $ -        $  2,568.9   $ 2,568.9
    Capital lease and other obligations      $  1.0   $  2.1   $  2.2   $  2.6   $  3.2     $     17.5   $    28.6

    Average interest rate                       8.1%     8.2%     8.2%     8.2%     8.2%           8.2%        8.2%

    Collectively, the fixed rate debt, capital lease and other obligations, with a carrying value of $2,322.1 million, had an estimated fair value of $2,394.5 million at March 31, 1999, based on current interest rates offered for debt of similar terms and maturity.

    The Company's European-country operations were not material to the Company's consolidated financial position as of March 31, 1999, and results of operations or cash flows for the three months ended March 31, 1999. In addition, foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended March 31, 1999, and the Company does not expect to be subject to material foreign currency exchange rate risk from the effects of exchange rate movements of foreign currencies on the costs or cash flows the Company would receive from its share of the KPNQwest Joint Venture. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                                    Part II

Item 1.  Legal Proceedings

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


Item 2.  Changes in Securities and Use of Proceeds

(d)  Use of Proceeds

         Qwest has used approximately $274.6 million of the $319.5 million net proceeds from its initial public offering on Form S-1 as declared effective on June 23, 1997 (File No. 333-25391) for construction of its fiber optic communications network and to redeem a total of $87.5 million in principal amount of its 10 7/8% Notes due 2007. The remaining net proceeds are temporarily invested in certain short-term investment grade securities.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

          Exhibit Number                        Description
          --------------  ------------------------------------------------------
          3.1**           Amended and Restated Certificate of Incorporation of
                          Qwest.
          3.2***** Certificate of Amendment of Amended and Restated Certificate of Incorporation of Qwest (incorporated by reference to the exhibit of the same number to Qwest's Registration Statement on Form S-3

                          (File No. 333-58617) filed July 7, 1998).
          3.3             Certificate of Amendment to the Amended and Restated
                          Certificate of Incorporation, as amended.
          3.4             Amended and Restated Bylaws (incorporated by reference
                          to Qwest's Annual Report on Form 10-K for the year
                          ended December 31, 1998).
          4.1(a)***       Indenture dated as of October 15, 1997 with Bankers
                          Trust Company (including form of Qwest's 9.47% Senior
                          Discount Notes due 2007 and 9.47% Series B Senior
                          Discount Notes due 2007 as an exhibit thereto).
          4.1(b)****      Indenture dated as of August 28, 1997 with Bankers
                          Trust Company (including form of Qwest's 10 7/8%
                          Series B Senior Notes due 2007 as an exhibit thereto).
          4.1 (c)****     Indenture dated as of January 29, 1998 with Bankers
                          Trust Company (including form of Qwest's 8.29% Senior
                          Discount Notes due 2008 and 8.29% Series B Senior
                          Discount Notes due 2008 as an exhibit thereto).
          4.1(d)          Indenture dated as of November 4, 1998 with Bankers
                          Trust Company (including form of Qwest's 7.50% Senior
                          Discount Notes due 2008 and 7.50% Series B Senior
                          Discount Notes due 2008 as an exhibit thereto)
                          (incorporated by reference to Qwest's Registration
                          Statement on Form S-4 (File No. 333-71603) filed
                          February 2, 1999).
          4.1(e)          Indenture dated as of November 27, 1998 with Bankers
                          Trust Company (including form of Qwest's 7.25% Senior
                          Discount Notes due 2008 and 7.25% Series B Senior
                          Discount Notes due 2008 as an exhibit thereto)
                          (incorporated by reference to Qwest's Registration
                          Statement on Form S-4 (File No. 333-71603) filed
                          February 2, 1999).

          4.2(b)          Registration Agreement dated November 27, 1998 with
                          Salomon Brothers Inc relating to Qwest's 7.25% Senior
                          Discount Notes due 2008 (incorporated by reference to
                          Qwest's Registration Statement on Form S-4 (File No.
                          333-71603) filed February 2, 1999).
          4.3             Indenture dated as of June 23, 1997 between LCI
                          International, Inc., and First Trust National
                          Association, as trustee, Providing for the Issuance of
                          Senior Debt Securities, including Resolutions of the
                          Pricing Committee of the Board of Directors
                          establishing the terms of the 7.25% Senior Notes due
                          June 15, 2007 (incorporated by reference to exhibit
                          4(c) in LCI's Current Report on Form 8-K dated June
                          23, 1997).
           4.4            Credit Agreement, dated as of March 31, 1999, among
                          Qwest Communications International Inc., as Borrower,
                          NationsBank, N.A., as Administrative Agent, and the
                          Lenders party thereto.
          10.1**          Growth Share Plan, as amended, effective October 1,
                          1996.*
          10.2**          Equity Incentive Plan.*
          10.3            Qwest Communications International Inc. Employee Stock
                          Purchase Plan (incorporated by reference to Qwest's
                          Preliminary Proxy Statement for the Annual Meeting of
                          Stockholders, filed February 26, 1999).*
          10.4            Qwest Communications International Inc. Deferred
                          Compensation Plan (incorporated by reference to
                          Qwest's Annual Report on Form 10-K for the year ended
                          December 31, 1998).*
          10.5****        Equity Compensation Plan for Non-Employee Directors.*
          10.6            Qwest Communications International Inc. 401-K Plan
                          (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended

                          December 31, 1998).*
          10.7**          Employment Agreement dated December 21, 1996 with
                          Joseph P. Nacchio.*
          10.8****        Growth Share Plan Agreement with Joseph P. Nacchio,
                          effective January 1, 1997, and Amendment thereto.*
          10.9****        Non-Qualified Stock Option Agreement with Joseph P.
                          Nacchio, effective June 23, 1997.*
          10.11**         Promissory Note dated November 20, 1996 and Severance
                          Agreement dated December 1, 1996 with Robert S.
                          Woodruff.*
          10.12****       Employment Agreement dated March 7, 1997 with Stephen
                          M. Jacobsen.*
          10.13****       Employment Agreement dated September 19, 1997 with
                          Larry Seese.*

          10.15****       Employment Agreement dated October 8, 1997 with Lewis
                          O. Wilks.*
          10.16**+        IRU Agreement dated as of October 18, 1996 with
                          Frontier Communications International Inc.
          10.17**+        IRU Agreement dated as of February 26, 1996 with
                          WorldCom Network Services, Inc.
          10.18**+        IRU Agreement dated as of May 2, 1997 with GTE.
          10.19           LCI International, Inc. 1992 Stock Option Plan
                          (incorporated by reference to LCI's Registration
                          Statement No. 33-60558).*
          10.20           LiTel Communications, Inc. 1993 Stock Option Plan
                          (incorporated by reference to LCI's Registration
                          Statement No. 33-60558).*
          10.21           LCI International, Inc. 1994/1995 Stock Option Plan
                          (incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31, 1993).*
          10.22           LCI International, Inc. 1995/1996 Stock Option
                          (incorporated by reference to LCI's Proxy Statement for the 1995 Annual Meeting of Shareowners).*
          10.23           LCI International Management Services, Inc.
                          Supplemental Executive Retirement Plan (incorporated by reference to LCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).*
          10.24           1997/1998 LCI International, Inc. Stock Option Plan
                          (incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31, 1996).*
          10.25(a)        1995 Stock Option Plan of Icon CMT Corp. (incorporated
                          by reference to Icon CMT Corp.'s Registration
                          Statement on Form S-1/A, No. 333-38339).*
          10.25(b)        Amendment to Amended and Restated 1995 Stock Option
                          Plan of Icon CMT Corp. (incorporated by reference to
                          Qwest's Annual Report on Form 10-K for the year ended
                          December 31, 1998).*
          10.26           U.S. Long Distance Corp. 1990 Employee Stock Option
                          Plan (incorporated by reference to Qwest's Annual
                          Report on Form 10-K for the year ended December 31,
                          1998).*
          10.27+          Contractor Agreement dated January 18, 1993 by and
                          between LCI International Telecom Corp. and American
                          Communications Network, Inc. (incorporated by reference to LCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
          10.28           Participation Agreement dated as of November 1996
                          among LCI International, Inc., as the Construction
                          Agent and as the Lessee, First Security Bank, National
                          Association, as the Owner Trustee under the Stuart
                          Park Trust the various banks and lending institutions which are parties thereto from time to time as the Holders, the various banks and lending institutions which are parties thereto from time to time as the Lenders and NationsBank of Texas, N.A., as the Agent for the Lenders (incorporated by reference to LCI's
                          Annual Report on Form 10-K for the year ended December
                          31, 1996).
          10.29           Agency Agreement between LCI International, Inc., as
                          the Construction Agent and First Security Bank,
                          National Association, as the Owner Trustee under the Stuart Park Trust as the Lessor dated as of November
                          15, 1996

                          (incorporated by reference to LCI's Annual Report on
                          Form 10-K for the year ended December 31, 1996).
          10.30           Deed of Lease Agreement dated as of November 15, 1996
                          between First Security Bank, National Association as
                          the Owner Trustee under the Stuart Park Trust, as
                          Lessor and LCI International, Inc. as Lessee
                          (incorporated by reference to LCI's Annual Report on
                          Form 10-K for the year ended December 31, 1996).
          10.31           Common Stock Purchase Agreement dated as of December
                          14, 1998 with Microsoft Corporation (incorporated by
                          reference to Qwest's Current Report on Form 8-K filed
                          December 16, 1998).
          10.32           Registration Rights Agreement dated December 14, 1998
                          with Microsoft Corporation (incorporated by reference
                          to Qwest's Current Report on Form 8-K filed December
                          16, 1998).
          10.33           Registration Rights Agreement dated as of April 18,
                          1999 with Anschutz Company and Anschutz Family
                          Investment Company LLC (incorporated by reference to
                          Qwest's Current Report on Form 8-K/A filed April 28,
                          1999).
          10.34           Common Stock Purchase Agreement dated as of April 19,
                          1999 with BellSouth Enterprises, Inc. (incorporated
                          by reference to Qwest's Current Report on Form 8-K/A
                          filed April 28, 1999).
          10.35           Registration Rights Agreement dated as of April 19,
                          1999 with BellSouth Enterprises, Inc. (incorporated
                          by reference to Qwest's Current Report on Form 8-K/A
                          filed April 28, 1999).
          21.1            Subsidiaries of the Registrant
          27              Financial Data Schedule

          *        Indicates executive compensation plans and arrangements.
          ** Incorporated by reference in Form S-1 as declared effective on June 23, 1997 (File No. 333-25391).
          *** Incorporated by reference to exhibit 4.1 in Form S-4 as declared effective on January 5, 1998 (File No. 333-42847).
          **** Incorporated by reference in Qwest's Form 10-K for the year ended December 31, 1997.
          ***** Incorporated by reference to the exhibit of the same number to Qwest's Registration Statement on Form S-3 (File No. 333-58617) filed July 7, 1998.
          + Portions have been omitted pursuant to a request for confidential treatment.

 (b) Reports on Form 8-K:


          During the quarter ended March 31, 1999, Qwest filed the following Current Reports on Form 8-K:

     (1) On January 14, 1999, Qwest filed a Current Report on Form 8-K announcing the consummation of the merger with Icon CMT Corp. ("Icon"). As of December 31, 1998, the effective date of the merger, each outstanding share of common stock of Icon was converted into the right to receive
     0.3200 shares of Qwest's common stock and cash in lieu of fractional shares, in accordance with the terms of the merger agreement.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Qwest Communications International Inc.
                                           a Delaware corporation



                                   By: /s/      Robert S. Woodruff
                                       -------------------------------------
                                                ROBERT S. WOODRUFF
                                        Executive Vice President--Finance
                                           And Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

May 12, 1999