Form 10-Q
period 1999-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1999-08-11
CIK 1037949

===============================================================================

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

                  For the quarterly period ended June 30, 1999

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                        COMMISSION FILE NUMBER 000-22609
                                ________________

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (Exact name of registrant specified in its charter)
                                ________________

               Delaware                            84-1339282
               --------                            ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification
    incorporation or organization)                   Number)


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

                           Yes  [ X ]     No   [   ]

        The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was approximately
745.7 million, as of August 9, 1999.

===============================================================================

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
                          QUARTER ENDED JUNE 30, 1999
                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.   Financial Information
   Item 1.   Financial Statements (Unaudited):
             Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 1999 and 1998             3
             Condensed Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998                                         4
             Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1999 and 1998                           5
             Notes to Condensed Consolidated Financial Statements            6
   Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations for the Three and Six Months Ended
               June 30, 1999 and 1998                                       12
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk     22

PART II.  Other Information
   Item 1.   Legal Proceedings                                              23
   Item 2.   Changes in Securities and Use of Proceeds                      24
   Item 4.   Submission of Matters to a Vote of Security Holders            24
   Item 6.   Exhibits and Reports on Form 8-K                               24

Signature Page                                                              29


Part I.  Financial Information

Item 1.  Condensed Financial Statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Information)
(Unaudited)

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                               -----------------------------    ------------------------------
                                                                   1999            1998             1999            1998
                                                               --------------   ------------    -------------   --------------
Revenue:
      Communications services                                  $        790.4   $      239.8    $     1,527.6   $        282.4
      Construction services                                              83.3          153.9            224.5            288.4
                                                               --------------   ------------    -------------   --------------
        Total revenue                                                   873.7          393.7          1,752.1            570.8
                                                               --------------   ------------    -------------   --------------
Operating expenses:
      Access and network operations                                     444.6          153.6            877.6            184.5
      Construction services                                              19.6          108.1             96.3            205.6
      Selling, general and administrative                               222.6          107.9            436.0            152.1
      Depreciation and amortization                                      92.9           32.0            188.8             40.1
      Merger costs                                                          -           62.5                -             62.5
      Provision for in-process research and development                     -          750.0                -            750.0
                                                               --------------   ------------    -------------   --------------
        Total operating expenses                                        779.7        1,214.1          1,598.7          1,394.8

        Operating income (loss)                                          94.0         (820.4)           153.4           (824.0)

Other (income) expense:
      Interest expense, net                                              39.2           18.9             71.2             33.2
      Other expense (income), net                                         6.9           (6.4)             9.8            (14.4)
                                                               --------------   ------------    -------------   --------------
        Earnings (loss) before income taxes                              47.9         (832.9)            72.4           (842.8)

Income tax expense (benefit)                                             29.4          (24.0)            49.2            (27.1)
                                                               --------------   ------------    -------------   --------------
        Net earnings (loss)                                    $         18.5   $     (808.9)   $        23.2   $       (815.7)
                                                               ==============   ============    =============   ==============
Net earnings (loss) per share - basic                          $         0.03   $      (1.67)   $        0.03   $        (1.82)
                                                               ==============   ============    =============   ==============
Net earnings (loss) per share - diluted                        $         0.02   $      (1.67)   $        0.03   $        (1.82)
                                                               ==============   ============    =============   ==============

    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Information)
(Unaudited)

                                                                           June 30,          December 31,
                                                                             1999                1998
                                                                        ---------------     ---------------
ASSETS
  Current assets:
      Cash                                                              $       1,437.4     $         462.8
      Trade accounts and notes receivable, net                                    663.6               628.1
      Prepaid expenses and other                                                  240.1               348.2
                                                                        ---------------     ---------------
         Total current assets                                                   2,341.1             1,439.1

  Property and equipment, net                                                   3,159.7             2,655.4

  Excess of cost over net assets acquired, net                                  3,308.7             3,402.0

  Other, net                                                                    1,190.2               571.1
                                                                        ---------------     ---------------
TOTAL ASSETS                                                            $       9,999.7     $       8,067.6
                                                                        ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                                  $         246.1     $         205.1
      Accrued facility costs                                                      185.9               300.2
      Accrued construction costs                                                  141.6               145.9
      Accrued expenses and other                                                  369.8               586.3
                                                                        ---------------     ---------------
         Total current liabilities                                                943.4             1,237.5

  Debt and capital lease obligations, net of current portion                    2,336.2             2,307.1

  Other long-term liabilities                                                     197.4               284.8

  Minority interest                                                                58.5                   -

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock - $.01 par value; authorized 25.0 million
          shares; no shares issued and outstanding                                    -                   -
      Common stock - $.01 par value; authorized 2.0 billion
          shares; 745.1 million shares and 694.0 million shares
          issued and outstanding at June 30, 1999 and
          December 31, 1998, respectively.                                          7.5                 6.9
      Paid-in capital                                                           7,187.0             5,105.0
      Accumulated other comprehensive income                                      122.3                 2.2
      Accumulated deficit                                                        (852.6)             (875.9)
                                                                        ---------------     ---------------

         Total stockholders' equity                                             6,464.2             4,238.2
                                                                        ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $       9,999.7     $       8,067.6
                                                                        ===============     ===============

    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                             -----------------------------
                                                                                                 1999            1998
                                                                                             -------------   -------------
Net cash (used in) provided by operating activities                                          $      (109.3)  $       100.8
                                                                                             -------------   -------------

Cash flows from investing activities:
     Acquisitions and investments, net of cash acquired                                             (149.1)          (22.4)
     Expenditures for property and equipment                                                        (764.3)         (413.4)
                                                                                             -------------   -------------
         Net cash used in investing activities                                                      (913.4)         (435.8)
                                                                                             -------------   -------------

Cash flows from financing activities:
     Proceeds from long-term debt                                                                        -           328.7
     Repayments of long-term debt                                                                     (2.6)          (22.0)
     Financing costs                                                                                  (5.3)           (1.2)
     Proceeds from issuance of common stock, net                                                   1,923.1               -
     Proceeds from employee stock transactions                                                        82.1            17.5
     Other                                                                                               -            (1.8)
                                                                                             -------------   -------------
         Net cash provided by financing activities                                                 1,997.3           321.2
                                                                                             -------------   -------------
         Net increase (decrease) in cash and cash equivalents                                        974.6           (13.8)

Cash and cash equivalents, beginning of period                                                       462.8           379.8
                                                                                             -------------   -------------
Cash and cash equivalents, end of period                                                     $     1,437.4   $       366.0
                                                                                             =============   =============
Supplemental disclosure of cash flow information:
    Cash paid for interest, net                                                              $        59.5   $        16.0
                                                                                             =============   =============

Supplemental   disclosure  of  significant   non-cash  investing  and  financing
activities:

    Net assets, net of cash, contributed to KPNQwest                                         $       212.1   $           -
                                                                                             =============   =============
    Income tax benefit attributable to exercise of employee stock options                    $        60.2   $         7.1
                                                                                             =============   =============

    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 1999 and 1998


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

(3)  Comprehensive Income

        The following table represents the calculation of comprehensive income
(loss) for the three and six months ended June 30, 1999 and 1998 (in millions):

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                                    1999          1998             1999        1998
                                                ------------  -------------    -----------  ------------
Net income (loss)                               $       18.5  $      (808.9)   $      23.2  $     (815.7)
                                                ------------  -------------    -----------  ------------
Other comprehensive income:
   Net unrealized holding gains on securities           64.4              -          121.5             -
   Foreign currency translation adjustments                -              -           (1.4)            -
                                                ------------  -------------    -----------  ------------
Total other comprehensive income                        64.4              -          120.1             -
                                                ------------  -------------    -----------  ------------
Comprehensive income                            $       82.9  $      (808.9)   $     143.3  $     (815.7)
                                                ------------  -------------    -----------  ------------

(4)  Capital Stock

        In May 1999, Qwest's stockholders approved an increase in the number of authorized common shares from 600 million to 2 billion.

        In April 1999, Qwest's board of directors approved a two-for-one stock split in the form of a stock dividend for stockholders of record as of the close of business on May 3, 1999. The new shares were distributed on May 24, 1999. All share and per share information included in the condensed consolidated financial statements and the notes hereto have been adjusted to give retroactive effect to the change in capitalization.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 1999 and 1998


        In May 1999, Qwest issued approximately 40.7 million shares to BellSouth Corporation (together with its subsidiaries, "BellSouth") in exchange for approximately $1.9 billion in cash. Qwest's principal stockholder, Anschutz Company, sold approximately 33.3 million existing shares to BellSouth for approximately $1.6 billion. The investment by BellSouth represents an approximate 10% equity stake in Qwest.

(5)  Investments

        In June 1999, Qwest and KPMG LLP, a leading professional services firm, formed a joint venture called Qwest Cyber.Solutions LLC, to provide Internet-based end-to-end application service provider, application hosting, and application management services. Qwest contributed approximately $60.0 million consisting of cash and other assets, and owns a 51% stake in the venture. The financial position and results of operation of the venture have been consolidated in the accompanying financial statements from the date of formation and the minority interest represents KPMG's stake in the venture.

        In June 1999, Qwest signed a definitive agreement to invest $90.0 million for an approximate 19% stake in Advanced Radio Telecom Corp. ("ART"), a facilities-based, broadband ISP that provides a direct connection from customer location to the Internet, to help support the construction of ART's fixed, high-speed wireless networks. In connection with this transaction, a group of investors also signed a definitive agreement to invest $161.0 million. The companies expect to close the transaction in the third quarter of 1999, subject to ART shareholder approval, regulatory approval, and other customary conditions.

        In April 1999, the Company and KPN Telecom B.V. ("KPN"), the Dutch telecommunications company, formed a joint venture to create a pan-European IP-based fiber optic network, linked to the Company's network in North America, for data, video and voice services.

        Qwest and KPN each own 50 percent of the venture which is governed by a six-person supervisory board, to which Qwest and KPN have each named three members. KPN contributed two partially completed bi-directional, self-healing fiber optic rings (EuroRingsTM 1 and 2) and certain communications services contracts to the joint venture. Qwest contributed Xlink Internet Service Gmbh ("Xlink"), the operating subsidiaries of EUnet International Limited
("EUnet") and cash. Also, Qwest and KPN have contributed transatlantic capacity that connect EuroRingsTM with Qwest's network in North America, as well as certain other assets. The net book value of total assets contributed by Qwest totaled approximately $300.0 million. Qwest deconsolidated EUnet and Xlink in April 1999. Qwest's investment in the joint venture is being accounted for under the equity method.

(6)  Construction Services

        Costs and billings on uncompleted contracts included in the accompanying condensed consolidated balance sheets were as follows (in millions):

                                                      June 30,    December 31,
                                                        1999          1998
                                                    ------------  ------------
        Costs incurred on uncompleted contracts     $   994.6     $   898.8
        Estimated earnings                              619.6         499.4
                                                    ------------  ------------
                                                      1,614.2       1,398.2
        Less:  billings to date                      (1,490.8)     (1,176.1)
                                                    ------------  ------------
        Costs and estimated earnings in excess
         of billings, net                           $   123.4     $   222.1
                                                    ============  ============


        The Company has entered into various agreements to provide indefeasible rights of use of multiple fibers along the network. Such agreements include contracts with three major customers for an aggregate purchase price of approximately $1.1 billion. Construction Services revenue relating to the contracts with these major customers was approximately $21.3 million and $105.2 million for the three months ended June 30, 1999 and 1998, respectively, and

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 1999 and 1998


approximately $64.3 million and $211.7 million for the six months ended June 30, 1999 and 1998, respectively. Progress billings are made upon customers' acceptance of performance milestones.

        Although these construction agreements provide for certain penalties if the Company does not complete construction within the time frames specified within the agreements, management does not anticipate that the Company will incur any substantial penalties under these provisions.

(7)  Debt and Capital Lease Obligations

        Debt and capital lease obligations consisted of the following (in millions):

                                                      June 30,     December 31,
                                                        1999          1998
                                                     ----------    ------------
Fixed rate debt at interest rates ranging
   from 7.25% to 10 7/8%                             $  2,310.6    $    2,279.5
Capital lease and other obligations                        27.1            30.4
                                                     ----------    ------------
Total debt and capital lease obligations                2,337.7         2,309.9
   Less current portion                                    (1.5)           (2.8)
                                                     ----------    ------------
Debt and capital lease obligations                   $  2,336.2    $    2,307.1
                                                     ==========    ============

        The current portion of debt and capital lease obligations is included in accrued expenses and other in the accompanying condensed consolidated balance sheets.

        In March 1999, the Company entered into a $1.0 billion credit agreement with a syndicate of banks. This credit agreement provides for two five-year revolving credit facilities for a total of $500.0 million and one 364-day revolving credit facility in the amount of $500.0 million. The credit facilities bear interest at either the bank base rate of interest or LIBOR, plus an applicable margin.

(8)  Income Taxes

        Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate (35%) to earnings (loss) before income tax expense (benefit) as a result of the following items:

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                ---------------------------    -------------------------
                                                    1999           1998            1999         1998
                                                ------------   ------------    -----------  ------------
Statotory income tax expense (benefit)                 35.0%         (35.0%)         35.0%        (35.0%)
   State taxes, net of federal effect                   7.7%             -            5.1%            -
   R&D                                                    -           31.5%             -          31.1%
   Goodwill amortization                               16.1%           0.3%          20.4%          0.4%
   Foreign losses                                       3.3%             -            6.4%            -
   Other, net                                          (0.7%)          0.3%           1.1%          0.3%
                                                ------------   ------------    -----------  ------------
      Total income tax expense (benefit)               61.4%          (2.9%)         68.0%         (3.2%)
                                                ============   ============    ===========  ============

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 1999 and 1998


(9)  Commitments and Contingencies

     (a) DSL Services Commitments

         In January 1999, Qwest made a $15.0 million equity investment in high-speed, digital subscriber line ("DSL") local networks through an agreement with Covad Communications Group, Inc. ("Covad"), a packet-based Competitive Local Exchange Carrier ("CLEC"). The Company has committed to purchase DSL services for approximately $20.0 million over a five-year term commencing on the date that Covad's DSL services are commercially available in the 22 metropolitan areas that Covad will serve, which is expected to occur by the end of 1999.

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

     (b) Network and Communications Capacity Exchanges

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

     (c) Vendor Agreements

         The Company has agreements with certain telecommunications inter-exchange carriers and third party vendors that require the Company to maintain minimum monthly and/or annual usage. The Company has historically met all minimum usage requirements and believes the minimum usage commitments will continue to be met.

     (d) Japan-U.S. Cable Consortium Commitment

         The Company is participating in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. In connection with this transaction, the Company is committed to purchase approximately $56.0 million of fiber optic cable and other network assets of the 13,125-route-mile, four-fiber pair cable system to the Pacific Rim. The Company has purchased $9.7 million of assets as of June 30, 1999.

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

(10) Weighted Average Shares Outstanding

     For the three months ended June 30, 1999, the weighted average number of shares used for computing basic earnings per share was 718.5 million, and the weighted average number of shares used for computing diluted earnings per share was 757.5 million (including 39.0 million incremental common shares attributable to dilutive securities

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 1999 and 1998


related to warrants, options and growth shares). For the six months ended June 30, 1999, the weighted average number of shares used for computing basic earnings per share was 708.4 million, and the weighted average number of shares used for computing diluted earnings per share was 747.3 million (including 38.9 million incremental common shares attributable to dilutive securities related to warrants, options and growth shares). The weighted average number of shares used for computing basic and diluted loss per share for the three and six months ended June 30, 1998 was 484.8 million and 449.1 million, respectively. Because the Company had a net loss in 1998, the effect on loss per share of all options and warrants was anti-dilutive.

(11)  Business Segment Information

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

        The Company evaluates the performance of its business segments based on their respective earnings (loss) from operations, before interest and other (income) expense and income taxes. The following table presents summarized financial information related to the business segments for the three and six months ended June 30, 1999 and 1998 (in millions):


                                                        Three Months Ended June 30,                     Six Months Ended June 30,
                                                        ---------------------------                  ------------------------------
                                                           1999             1998                        1999                1998
                                                        ----------       ----------                  ----------          ----------
     Revenue:
       Communications services                          $    790.4       $    239.8                  $  1,527.6          $    282.4
       Construction services                                  83.3            153.9                       224.5               288.4
                                                        ----------       ----------                  ----------          ----------
         Total revenue                                  $    873.7       $    393.7                  $  1,752.1          $    570.8
                                                        ==========       ==========                  ==========          ==========

     Earnings (loss) from operations:
       Communications services                          $     70.1       $    (35.0)                 $    104.4          $    (65.5)
       Construction services                                  45.3             33.1                        92.4                61.6
       Merger costs                                            -             (812.5)                        -                (812.5)
       Depreciation and amortization - corporate             (21.4)            (6.0)                      (43.4)               (7.6)
                                                        ----------       ----------                  ----------          ----------
         Earnings (loss) from operations                $     94.0       $   (820.4)                 $    153.4          $   (824.0)
                                                        ==========       ==========                  ==========          ==========

     Unallocated other (income) expense:
       Interest expense, net                            $     39.2       $     18.9                  $     71.2          $     33.2
       Other (income) expense, net                             6.9             (6.4)                        9.8               (14.4)
                                                        ----------       ----------                  ----------          ----------
         Earnings (loss) before income taxes            $     47.9       $   (832.9)                 $     72.4          $   (842.8)
                                                        ==========       ==========                  ==========          ==========


        During the three and six months ended June 30, 1999, no single customer accounted for 10% or more of the Company's total revenue. During the three months ended June 30, 1998, Frontier and GTE accounted for 10.9% and 12.7%, respectively, of the Company's total revenue and are included in the Construction Services segment. During the six months ended June 30, 1998, Frontier and GTE accounted for 15.8% and 17.3%, respectively, of the Company's total revenue and are included in the Construction Services segment.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 1999 and 1998


(12) Subsequent Event

        In July 1999, Qwest entered into a definitive merger agreement with U S WEST, Inc. Under terms of the merger agreement, Qwest will issue shares of its common stock having a value of $69.00 for each share of U S WEST common stock, subject to a "collar" on Qwest's average stock price between $28.26 and $39.90 per share. The number of Qwest shares to be issued for each U S WEST share will be determined by dividing $69.00 by the average of the daily volume weighted average prices of Qwest common stock for 15 randomly selected trading days over a 30-day measurement period ending three days before the closing of the transaction, provided that Qwest will not issue more than 2.44161 shares for each U S WEST share nor less than 1.72932 shares for each U S WEST share. The transaction will be accounted for as a purchase and is structured to be tax-free to U S WEST shareowners to the extent of the Qwest stock delivered in the transaction.

        The obligation, if necessary, under the "collar" may be satisfied in whole or in part with cash if Qwest's average stock price is below $38.70 per share. In determining the cash amount for the collar, Qwest and U S WEST will consider Qwest's desire to reduce dilution to its stockholders, U S WEST's potential desire to provide a cash element to its stockholders and both companies' desire to maintain the company's strong financial condition. If the companies decide to provide cash as part of the collar consideration, the minimum exchange ratio would be 1.783.

        U S WEST may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the average Qwest share price during the measurement period is less than $22.00.

        The Boards of Directors of both Qwest and U S WEST have unanimously approved the proposed merger. The merger is subject to approval by the stockholders of both companies, federal and state regulatory approvals and other customary closing conditions. Anschutz Company, the beneficial owner of approximately 39 percent of the outstanding shares of Qwest, has agreed to vote its shares in favor of the merger. Closing of the merger is expected by mid-2000.

        In connection with the termination of the U S WEST and Global Crossing merger agreement, U S WEST paid Global Crossing a break-up fee of $140.0 million in cash and agreed to return $140.0 million in Global Crossing shares, valued at $62.75 per share, purchased by U S WEST in connection with its agreement with Global Crossing. Qwest advanced to U S WEST the $140.0 million cash payment and agreed to purchase $140.0 million in services from Global Crossing over four years at the best commercially available prices.

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

        These statements may be made expressly in this document, or may be incorporated by reference to other documents Qwest has filed with the Securities and Exchange Commission ("SEC"). You can find many of these statements by looking for words such as "believes", "expects", "anticipates", "estimates", or similar expressions used in this report or incorporated by reference in this report.

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Qwest's actual results to be materially different from any future results expressed or implied by Qwest in those statements. The risks and uncertainties include those risks, uncertainties and risk factors identified, among other places, under "Risk Factors" in Qwest's registration statement on Form S-4, SEC file number 333-81149.

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

     . failure to maintain necessary rights of way; and

     . failure to complete the merger with U S WEST timely or at all, and difficulties in combining operations of Qwest and U S WEST and in realizing synergies expected from the merger.

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

     . KPMG LLP (through the Qwest Cyber.Solutions joint venture) for application service provider, application hosting and application management services;

     . SAP America, Inc. and Hewlett Packard Company for hosting and systems management services;

     . Covad Communications Group, Inc. ("Covad") and Rhythms NetConnections
       Inc. ("Rhythms") for digital subscriber line ("DSL") technology for high-speed local network connectivity;

     . Oracle Corporation and Siebel Systems, Inc. for application hosting services; and

     . Siebel Systems, Inc. for comprehensive application hosting services for Siebel Systems' applications.

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

        Central to Qwest's strategy is the Qwest Macro Capacity(SM) Fiber Network, a high-capacity IP-based fiber optic network designed to allow customers to seamlessly exchange multimedia content -- images, data and voice. The technologically advanced network spans approximately 18,500 route-miles with an additional 300 route-mile segment scheduled for completion by the end of 1999. The network employs a self-healing SONET ring architecture. It is equipped with advanced fiber and state-of-the-art transmission electronics. Qwest's network architecture supports IP, Asynchronous Transfer Mode ("ATM") and frame relay services, as well as circuit switched services.

        In 1998, Qwest became the first network service provider to complete a transcontinental IP-based fiber optic network when it activated its network from
Los Angeles to San Francisco to New York.   The Company also activated the
nation's first OC-48 native IP network along certain routes of the Company's network. Along this OC-48 network, the Company offers high-speed dedicated Internet access, web hosting, IP-based virtual private network services and expanded availability of voice over IP long distance services. Additionally, the Company's European joint venture, KPNQwest, provides a pan-European IP-based fiber optic network. The services offered allow customers in Europe to broadcast video, data and voice globally. (See further discussion of the KPNQwest joint venture below.)

        Qwest is also expanding its network to carry international data and voice traffic to Mexico and the Far East. The 1,400 route-mile Mexico network is complete. The Company is also participating in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. Scheduled for completion by the second quarter of 2000, the 13,125-mile four-fiber pair cable will ultimately be capable of transmitting information at the rate of 640 gigabits per second.

U S WEST Merger Agreement

        In July 1999, Qwest entered into a definitive merger agreement with U S WEST, Inc. Under terms of the merger agreement, Qwest will issue shares of its common stock having a value of $69.00 for each share of U S WEST common stock, subject to a "collar" on Qwest's average stock price between $28.26 and $39.90 per share. The number of Qwest shares to be issued for each U S WEST share will be determined by dividing $69.00 by the average of the daily volume weighted average prices of Qwest common stock for 15 randomly selected trading days over a 30-day measurement period ending three days before the closing of the transaction, provided that Qwest will not issue more than 2.44161 shares for each U S WEST share or less than 1.72932 shares for each U S WEST share. The transaction will be accounted for as a purchase and is structured to be tax-free to U S WEST shareowners to the extent of the Qwest stock delivered in the transaction.

        The obligation, if necessary, under the "collar" may be satisfied in whole or in part with cash if Qwest's average stock price is below $38.70 per share. In determining the cash amount for the collar, Qwest and U S WEST will consider Qwest's desire to reduce dilution to its stockholders, U S WEST's potential desire to provide a cash element to its stockholders and both companies' desire to maintain the company's strong financial condition. If the companies decide to provide cash as part of the collar consideration, the minimum exchange ratio would be 1.783.

        U S WEST may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the average Qwest share price during the measurement period is less than $22.00.

        The Boards of Directors of both Qwest and U S WEST have unanimously approved the proposed merger. The merger is subject to approval by the stockholders of both companies, federal and state regulatory approvals and other customary closing conditions. Anschtuz Company, the beneficial owner of approximately 39 percent of the outstanding shares of Qwest, has agreed to vote its shares in favor of the merger. Closing of the merger is expected by mid-2000.

        In connection with the termination of the U S WEST and Global Crossing merger agreement, U S WEST paid Global Crossing a break-up fee of $140.0 million in cash and agreed to return $140.0 million in Global Crossing shares, valued at $62.75 per share, purchased by U S WEST in connection with its agreement with Global Crossing. Qwest advanced to U S WEST the $140.0 million cash payment and agreed to purchase $140.0 million in services from Global Crossing over four years at the best commercially available prices.

Strategic Investments and Other Alliances

        Investment in Qwest Cyber.Solutions LLC. In June 1999, Qwest and KPMG LLP, a leading professional services firm, formed a joint venture called Qwest Cyber.Solutions LLC, to provide Internet-based end-to-end application service provider, application hosting, and application management services. The venture will offer customers a broad set of vendor products available for Enterprise Resource Planning ("ERP"), Customer Relationship Management ("CRM") and Back Office solutions, a state-of-the-art Internet Protocol ("IP") broadband network, technologically advanced Cybercenters and a starting skill base of more than 450 certified application specialists. Qwest contributed approximately $60.0 million consisting of cash and other assets, and owns a 51% stake in the venture. The financial position and results of operation of the venture have been consolidated in the accompanying financial statements from the date of formation and the minority interest represents KPMG's stake in the venture.

        Investment in Advanced Radio Telecom Corp. In June 1999, Qwest signed a definitive agreement to invest $90.0 million for an approximate 19% stake in Advanced Radio Telecom Corp. ("ART"), a facilities-based, broadband ISP that provides a direct connection from customer location to the Internet, to help support the construction of ART's fixed, high-speed wireless networks. In connection with this transaction, a group of high-tech investment funds also signed a definitive agreement to invest $161.0 million. The companies expect to close the transaction in the third quarter of 1999, subject to ART shareholder approval, regulatory approval, consents to certain material amendments and other customary conditions.

        Relationship With BellSouth. In April 1999, BellSouth Corporation (together with its subsidiaries, "BellSouth") and Qwest announced a strategic relationship whereby BellSouth invested approximately $3.5 billion for an approximate 10% equity stake in Qwest. Qwest issued approximately 40.7 million shares to BellSouth in exchange for approximately $1.9 billion in cash. Qwest's principal stockholder, Anschutz Company, sold approximately 33.3 million existing shares to BellSouth for approximately $1.6 billion. At the same time, a BellSouth affiliate and Qwest entered into a commercial arrangement for provisioning of a full range of integrated digital data, image and voice communications services for customers. These services will include Qwest's portfolio of data networking, Internet and voice services and BellSouth's local networking services. Once BellSouth is allowed to enter the long distance market, the companies will jointly develop and deliver a comprehensive set of end-to-end, high-speed data, image and voice communications services to business customers, with an emphasis on broadband and Internet-based data services.

        KPNQwest Joint Venture. In April 1999, Qwest and KPN Telecom B.V. ("KPN") formed a joint venture to create a pan-European IP-based fiber optic network, linked to the Company's network in North America, for data, video and voice services.

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

        Qwest and KPN each own 50 percent of the venture. The venture is governed by a six-person supervisory board, to which Qwest and KPN have each named three members. KPN contributed two partially completed bi-directional, self-healing fiber optic rings (EuroRingsTM 1 and 2) and certain communications services contracts to the joint venture. Qwest contributed Xlink Internet Service Gmbh ("Xlink"), the operating subsidiaries of EUnet International Limited ("EUnet") and cash. Also, Qwest and KPN have contributed transatlantic capacity that connects EuroRingsTM with Qwest's network in North America, as well as certain other assets. The net book value of total assets contributed by Qwest totaled approximately $300.0 million. Qwest deconsolidated EUnet and Xlink in April 1999. Qwest's investment in the joint venture is being accounted for under the equity method.

        Investment in Rhythms. In April 1999, Qwest made an equity investment, totaling $15.0 million in cash, in DSL local networks through an agreement with Rhythms NetConnections Inc. ("Rhythms"), a packet-based Competitive Local Exchange Carrier ("CLEC") that provides high-speed networking solutions for remote access to private networks and the Internet. Under this agreement, the Company expects to have access to 29 metropolitan areas (10 of which are in addition to the areas covered by an agreement that Qwest has with Covad Communications Group Inc.) by the first quarter of 2000, while further enhancing its ability to provide its customers with high-speed DSL connectivity to its network. The Company has committed to place a minimum number of orders for DSL service over a seven-year term commencing on the date that Rhythms is operational in 29 metropolitan areas. In the event that the Company fails to meet the order target, the Company is committed to pay Rhythms for the difference between the order target and the number of actual orders placed.

        Investment in Covad. In January 1999, Qwest made its first equity investment, totaling $15.0 million in cash, in high-speed, DSL local networks through an agreement with Covad Communications Group, Inc. ("Covad"), a packet-based CLEC. Under this agreement, the Company expects to have access to 22 metropolitan areas by the end of 1999, while enhancing its ability to provide its customers with high-speed DSL connectivity to its network. The Company has committed to purchase DSL services for approximately $20.0 million over a five-year term commencing on the date that Covad's DSL services are commercially available in all 22 metropolitan areas.

Results of Operations

Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998

        The Company reported net earnings of $18.5 million in the second quarter of 1999, compared to a net loss of $(808.9) million in the same quarter of the prior year. During the first six months of 1999, the Company reported net earnings of $23.2 million, compared to a net loss of $(815.7) million in the same period of the prior year. The Company's results of operations include the acquisitions of the following companies: Phoenix Network, Inc. from March 1998; LCI International, Inc. from June 1998; and Icon CMT Corp. from December 1998. After giving pro forma effect to these as if such acquisitions had occurred on January 1, 1998, and excluding the effects of merger related costs and non-recurring charges, the Company's reported net loss in the second quarter and first six months of 1998 would have been $(27.0) million and $(41.1) million, respectively. The results of operations for the second quarter of 1999 exclude the operating results of EUnet International Limited ("EUnet") which was contributed to the KPNQwest Joint venture on April 1, 1999.

        Revenue. Components of revenue for the second quarter and first six months of 1999 and 1998 were as follows (in millions):


                           Three Months Ended                 Six Months Ended
                                 June 30,                         June 30,
                           ------------------               -------------------
                                                 Increase                         Increase
                             1999       1998    (Decrease)     1999       1998   (Decrease)
                           -------    -------   ----------  ---------   -------  ----------
Communications services    $ 790.4    $ 239.8    $ 550.6    $ 1,527.6   $ 282.4   $ 1,245.2
Construction services         83.3      153.9      (70.6)       224.5     288.4       (63.9)
                           -------    -------   --------    ---------   -------  ----------
  Total revenue            $ 873.7    $ 393.7    $ 480.0    $ 1,752.1   $ 570.8   $ 1,181.3
                           =======    =======   ========    =========   =======  ==========

        During the second quarter and first six months of 1999, as compared to the same periods of the prior year, Communications Services revenue increased due to the addition of revenue from the acquisitions discussed above, and due to growth in all aspects of Communications Services. Construction Services revenue decreased during the second quarter and first six months of 1999, as compared to the same periods of the prior year, primarily as a result of the completion of the Company's network during the first six months of 1999. The Company expects that revenue from Construction Services will be less than $20 million for the remainder of 1999.

        Operating Expenses. Components of operating expenses for the second quarter and first six months of 1999 and 1998 were as follows (in millions):


                           Three Months Ended                  Six Months Ended
                                 June 30,                          June 30,
                           -----------------                 --------------------
                                                Increase                            Increase
                             1999     1998     (Decrease)      1999       1998     (Decrease)
                           -------  --------   ----------    ---------   --------  ----------
Access and network
 operations                $ 444.6  $  153.6   $  291.0      $  877.6    $  184.5   $   693.1
Construction services         19.6     108.1      (88.5)         96.3       205.6      (109.3)
Selling, general and
 administrative              222.6     107.9      114.7         436.0       152.1       283.9
Depreciation and
 amortization                 92.9      32.0       60.9         188.8        40.1       148.7
Merger related costs             -     812.5     (812.5)            -       812.5      (812.5)
                           -------  --------   --------      ---------   --------  ----------
  Total operating
    expenses               $ 779.7  $1,214.1   $ (434.4)     $1,598.7    $1,394.8   $   203.9
                           =======  ========   ========      =========   ========  ==========


        Expenses for access and network operations primarily consist of the cost of operating the Company's network, Local Exchange Carrier ("LEC") access charges and the cost of leased capacity. The increase in access and network operations for the second quarter and first six months of 1999 over the same period of the prior year was primarily attributable to growth in Communications Services revenue. Expressed as a percentage of Communications Services revenue, access and network operations expenses decreased from 64.1% in the second quarter of 1998 to 56.3% in the second quarter of 1999, and from 65.3% in the first six months of 1998 to 57.4% in the same period of the current year. As the network is completed and activated, the Company expects it will be able to serve more customer needs over its own network, thereby continuing to reduce such costs as a percentage of revenue.

        Expenses for Construction Services consist primarily of costs of sale on network construction contracts, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the network for the Company's own use are capitalized. Expenses for Construction Services expressed as a percentage of construction revenue decreased from 70.2% in the second quarter of 1998 to 23.5% in the second quarter of 1999, and from 71.3% in the first six months of 1998 to 42.9% in the first six months of 1999.

        Selling, general and administrative ("SG&A") expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. The increase in SG&A in the second quarter and first six months of 1999 as compared to the same periods of the prior year, was due primarily to the following: additional expenses related to acquired entities; increased sales and marketing efforts; additional bad debt expense related to the increase in Communications Services revenues; increased payroll-related costs from the recruiting and hiring of additional sales and administrative personnel; increased commissions expense related to the growth in Communications Services revenue; and additional building rent expense related to increased space obtained in response to the Company's infrastructure growth. Expressed as a percentage of total revenue, SG&A decreased from 27.4% in the second quarter of 1998 to 25.5% in the second quarter of 1999, and from 26.6% in the first six months of 1998 to 24.9% in the first six months of 1999. SG&A is expected to increase as the Company continues to intensify brand advertising, as services are expanded and as segments of the Company's network become operational. In addition, the Company expects that SG&A as a percentage of total revenue will increase as construction revenue decreases and as the Company continues its investment in data product and service offerings.

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

        The Company assessed and allocated values to in-process R&D projects related to the acquisition of LCI in June 1998. The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established. These assets consisted of a significant number of R&D projects grouped into three categories: (1) network systems automation tools; (2) advanced data services, including frame relay and Internet Protocol technologies; and (3) new operational systems and tools. Taken together, these projects, if successful, will enable the Company to provide advanced voice and data services as well as sophisticated network management and administration functions. The Company believes development efforts through June 30, 1999 have proceeded according to expectations.

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

        Other Expense (Income). Components of other expense (income) for the second quarter and first six months of 1999 and 1998, were as follows (in millions):


                              Three Months Ended             Six Months Ended
                                   June 30,                     June 30,
                              ------------------            ------------------
                                1999     1998     Increase    1999      1998    Increase
                              -------  ---------  --------  -------    -------  --------
Interest expense, net         $  39.2  $    18.9  $   20.3  $  71.2    $  33.2  $   38.0
Other expense (income), net       6.9       (6.4)     13.3      9.8      (14.4)     24.2
                              -------  ---------  --------  -------    -------  --------
 Total other expense (income) $  46.1   $   12.5  $   33.6  $  81.0    $  18.8  $   62.2
                              =======  =========  ========  =======    =======  ========

        The increase in interest expense, net during the second quarter and first six months of 1999, as compared to the same periods of the prior year, resulted from an increase in long-term indebtedness, (see "Liquidity and Capital Resources" below), partially offset by an increase in capitalized interest resulting from construction of the Company's network. As the network is completed, interest expense, net will increase as the amount of capitalized interest decreases. Other expense (income), net, increased due primarily to losses on equity investments (including Qwest's proportionate share of KPNQwest losses).

        Income Taxes. The Company's effective tax rate for the second quarter and first six months of 1999 differed from the statutory income tax rate primarily as a result of the non-deductibility of acquisition-related goodwill, state income taxes and foreign losses. The effective tax rate for the second quarter and first six months of 1998 differed from the statutory rate primarily as a result of the non-deductibility of acquisition-related in-process research and development.

Liquidity and Capital Resources

        During the first six months of 1999, cash used in operations was $109.3 million; cash used in investing activities was $913.4 million, including $764.3 million of capital expenditures; and cash provided by financing activities was $1,997.3 million. Cash provided by financing activities includes an approximate $1.9 billion equity investment by BellSouth and employee stock transactions of $82.1 million.

        The Company estimates the total cost to construct and activate its network and complete construction of dark fiber sold to third parties will be approximately $2.3 billion, of which the Company had already expended approximately $2.2 billion as of June 30, 1999.

        The Company is participating in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. In connection with this transaction, the Company is committed to purchase approximately $56.0 million of fiber optic cable and other network assets of the 13,125-route-mile, four-fiber pair cable system to the Pacific Rim. The Company has purchased $9.7 million of assets as of June 30, 1999.

        The Company believes that its available cash and cash equivalent balances at June 30, 1999, cash flow from operations and its available credit agreement (described below) will satisfy its currently anticipated cash requirements for at least the next 12 months. The Company anticipates capital expenditures during the remainder of 1999 to support its growth in Communications Services, including continued expansion of data products and services, and to complete construction and activate additional capacity along the Company's network to be approximately $800 million to $900 million.

        In March 1999, the Company entered into a $1.0 billion credit agreement with a syndicate of banks. This credit agreement provides for two five-year revolving credit facilities for a total of $500.0 million and one 364-day revolving credit facility in the amount of $500.0 million. The credit facilities bear interest at either the bank base rate of interest or LIBOR plus an applicable margin. As of June 30, 1999, there were no borrowings outstanding under the credit agreement.

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

        The five step process has been virtually completed for Qwest's mission critical, internally developed software applications, mission critical data center hardware and software and mission critical voice and data network elements. Remediation and deployment of desktop computers will continue during the third quarter of 1999. Additional testing is expected to occur throughout 1999. To the extent issues are discovered as a result of such additional testing, remediation and re-deployment of corrected systems will be scheduled as necessary.

        The Company's overall efforts to integrate the operations of recently acquired businesses and various other factors, including the compliance efforts of third-parties, over which the Company has no control, may affect these target dates.

        The Company will develop contingency plans as needed. The high level contingency plans are virtually complete; while implementation and testing is expected to be completed by September 30, 1999.

        During the first six months of 1999, the Company incurred approximately $6.5 million for year 2000 compliance costs, included in SG&A expense. The Company expects to incur approximately $3.0 million to $5.0 million in additional SG&A expense during the remainder of 1999 to implement its year 2000 plan. The Company currently estimates capital expenditures for new systems to replace non-year 2000 compliant systems will total approximately $10.0 million (having incurred approximately $6.5 million through June 30, 1999).

Regulatory Matters--Recent Developments

Access Charge Reform and Universal Service. Qwest's costs of providing long distance services could be affected by changes in the "access charges" imposed by local exchange carriers on interexchange carriers ("IXCs") to originate and terminate calls over local networks and by changes in its contributions to the universal service fund. In accordance with the schedule established in the Federal Communications Commission's ("FCC's") access charge reform order, an increase in the primary interexchange carrier charge ("PICC") became effective July 1, 1999. The PICC is a flat-rate charge imposed on an IXC by the local exchange carrier for each line that is presubscribed to an IXC. Corresponding reductions were made in the per-minute access charges assessed on IXCs. On May 27, 1999, the FCC increased the funding for the second year of the federal universal service support mechanism for schools, libraries, and rural health care providers.

        Supreme Court Decision on FCC Rules Implementing the Telecommunications Act of 1996. On January 25, 1999, the U.S. Supreme Court issued a decision that upheld many of the rules the FCC had created to implement the portions of the Telecommunications Act of 1996 ("1996 Act") that are designed to bring competition to local exchange markets. In the decision, the Supreme Court upheld the FCC's authority to implement the 1996 Act through rules that are binding on the states. The Supreme Court also upheld the FCC's regulations regarding state review of interconnection agreements, the granting of certain exemptions to rural incumbent local exchange carriers, and dialing parity. "Dialing parity" means that consumers can use non-incumbent carriers by dialing as they normally do, rather than having to dial special "access codes" to reach their preferred carrier. The Supreme Court also upheld the FCC's decisions:

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

        The Supreme Court remanded to the FCC, however, the issue of what network elements incumbent local exchange carriers must make available to non-incumbent carriers. In April 1999, the FCC released proposed rules on this subject. Qwest participated in this proceeding by filing comments and reply comments on those proposed rules. The FCC is expected to complete this proceeding later in 1999. In addition, a federal court will now need to decide whether the method adopted by the FCC in 1996 for establishing prices for network elements purchased from the incumbent local exchange carriers and for interconnection with the incumbent local exchange carriers' networks is permissible. Qwest is unable to predict what actions the FCC or a federal court will take on these and other issues related to the Supreme Court's decision.

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

        Truth-in-billing. In April 1999, the FCC adopted guidelines governing the format and content of telephone bills. These guidelines, which are scheduled to become effective in the late summer or early fall of 1999, will require carriers to (1) clearly identify the service provider responsible for each charge on the bill; (2) clarify when customers may withhold payment to dispute a charge without risking the loss of their basic local service; (3) identify on the bill the carrier to whom a customer should direct his or her complaint about a particular charge; and (4) adopt uniform descriptions for line item charges related to federal regulatory action. The adoption of these new rules will impact the way Qwest presents its bills to customers. The FCC also sought public comment on the text it should adopt for industry standardized descriptions for line item charges related to regulatory action. Qwest participated in this proceeding by filing reply comments.

        1+ Dialing Parity. In many states, consumers wishing to use carriers other than the incumbent local exchange carrier for long distance services within the incumbent local exchange carrier's area have had to dial special access codes to do so. The need to dial extra digits in these states has put Qwest and other carriers at a competitive disadvantage compared with incumbent local exchange carriers whose customers can make these calls simply by dialing "1" plus the desired number. If a non-incumbent carrier's customer attempts to make one of these calls by simply dialing "1" plus the desired number, the call will automatically be routed to the incumbent local exchange carrier in those states that have not required 1+ dialing parity. The Supreme Court's January 25, 1999 decision, which is discussed above, upholds the FCC's rule requiring that incumbent local exchange carriers make it possible for consumers to make these long distance calls on a 1+ basis, using Qwest or any other carrier the consumer desires. Regulatory commissions in most states also have issued decisions imposing similar requirements. Dialing parity is scheduled to be implemented in all states by the late summer of 1999. Qwest expects to benefit from the implementation of this 1+ calling capability.

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

                                                                              Expected Maturity
                                              ---------------------------------------------------------------------------
                                                          Year Ended December 31,
                                              --------------------------------------------------
                                                                                                  Unamortized
                                              1999   2000    2001    2002    2003    Thereafter   Discounted     Total
                                              -----  -----   -----   -----   -----   ----------   -----------  ---------
        Long-term fixed rate debt             $ -    $ -     $ -     $ -     $ -     $  2,568.9   $  (258.2)   $ 2,310.7
        Capital lease and other obligations   $ 1.5  $ 1.7   $ 2.1   $ 2.6   $ 3.0   $     16.2   $     -      $    27.1

        Average interest rate                  8.1%   8.2%    8.2%    8.2%    8.2%         8.2%                     8.2%

        Collectively, the fixed rate debt, capital lease and other obligations, with a carrying value of $2,337.8 million, had an estimated fair value of $2,269.9 million at June 30, 1999, based on current interest rates offered for debt of similar terms and maturity.

        The Company's European-country operations were not material to the Company's consolidated financial position as of June 30, 1999, and results of operations or cash flows for the first six months of 1999. In addition, foreign currency transaction gains and losses were not material to the Company's results of operations for the six months ended June 30, 1999, and the Company does not expect to be subject to material foreign currency exchange rate risk from the effects of exchange rate movements of foreign currencies on the costs or cash flows the Company would receive from its share of the KPNQwest Joint Venture. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Part II

Item 1.  Legal Proceedings

        On April 3, 1998, in an action captioned Lionel Phillips v. LCI International Inc. and H. Brian Thompson, the plaintiffs filed a putative class action complaint in the United States District Court for the Eastern District of Virginia against LCI and H. Brian Thompson, the Chairman and Chief Executive Officer of LCI. The plaintiffs brought the action as a class action purportedly on behalf of stockholders of LCI who sold LCI Common Stock between February 17, 1998 and March 9, 1998. The plaintiffs alleged, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and misleading statements on February 17, 1997 that LCI was not for sale at a time when negotiations between Qwest and LCI regarding a potential merger were allegedly ongoing. On June 25, 1998, defendants moved to dismiss the complaint on the grounds that it failed to state a claim against defendants. By Order dated July 20, 1998, the Court granted defendants' motion to dismiss the complaint but granted the plaintiffs leave to amend the complaint within fifteen days. On August 4, 1998, the plaintiffs filed an amended complaint and Qwest again moved to dismiss the lawsuit. On September 30, 1998, the Court granted the defendants' motion to dismiss the complaint. On October 20, 1998, the plaintiffs appealed the Court's decision. On June 7, 1999, the appeal was argued before a panel of the United States Court of Appeals for the Fourth Circuit. Qwest continues to await a disposition of the appeal and intends to vigorously defend this action.

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

        Qwest has been named as a defendant in Drawhorn v. Qwest Communications International Inc. et al., Hudson v. Qwest Communications International, Inc., and Hord v. Qwest Communications International Inc. et al. The cases are purported class actions, filed in Indiana, Tennessee and Texas, respectively, which involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiff's land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and installed its network along the rights of way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which Qwest's fiber optic cable network passes, and that the railroads, utilities, and others who granted the Qwest the right to construct and maintain its network did not have the legal ability to do so. The Indiana and Texas actions purport to be on behalf of a national class of owners of land over which Qwest's network passes; the Tennessee action purports to be on behalf of a class of such owners in the State of Tennessee. The complaints seek damages on theories of trespass and unjust enrichment, and punitive damages as well. Qwest has received, and may in the future receive, claims and demands related to rights of way issues similar to the issues in the Drawhorn, Hudson and Hord litigations that may be based on similar or different legal theories. Management believes that the Company has substantial defenses to the claims asserted in these actions, and intends to defend them vigorously.

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


Item 2. Changes in Securities and Use of Proceeds


        (c) Sale of unregistered securities: In May 1999, Qwest issued 40.7 million shares to BellSouth Corporation in exchange for approximately $1.9 billion in cash. These shares have not been registered with the Securities and Exchange Commission in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.


Item 4. Submission of Matters to a Vote of Security Holders

        On May 5, 1999, the Company held its Annual Meeting of Stockholders. There were 703,318,096 shares of Common Stock of the Company that could be voted at the meeting, and 87%, or 612,645,838 shares, of Common Stock were represented at the meeting, in person or by proxy, which constituted a quorum. The results were as follows:

     1. Election of 12 directors to serve for one-year terms until the 2000 Annual Meeting of Stockholders. All of management's nominees were elected as directors of the Company to serve until the next annual meeting of the stockholders and until their successors are elected and qualified.

     2. Approval of the Qwest Communications International Inc. Employee Stock Purchase Plan:

                        For        Against       Abstain
                        ---        -------       -------
                    610,600,708   1,600,754      444,376

     3. Approval of amendment to Qwest's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock:

                        For        Against       Abstain
                        ---        -------       -------

                    573,172,632   38,989,424     483,782

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits


Exhibit Number                          Description
--------------                          -----------
2.1             Agreement and Plan of Merger dated as of July 18, 1999 between
                U S WEST, Inc. and Qwest (incorporated herein by reference to
                Qwest's Current Report on Form 8-K dated July 20, 1999).
3.1**           Amended and Restated Certificate of Incorporation of Qwest.
3.2*****        Certificate of Amendment of Amended and Restated Certificate
                of Incorporation of Qwest.
3.3             Certificate of Amendment to the Amended and Restated
                Certificate of Incorporation, as amended (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the period end March 31, 1999).


3.4             Amended and Restated Bylaws (incorporated by reference to
                Qwest's Annual Report on Form 10-K for the year ended December
                31, 1998).
4.1(a)***       Indenture dated as of October 15, 1997 with Bankers Trust
                Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an
                exhibit thereto).
4.1(b)****      Indenture dated as of August 28, 1997 with Bankers Trust Company
                (including form of Qwest's 10 7/8% Series B Senior Notes due
                2007 as an exhibit thereto).
4.1 (c)****     Indenture dated as of January 29, 1998 with Bankers Trust
                Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an
                exhibit thereto).
4.1(d)          Indenture dated as of November 4, 1998 with Bankers Trust
                Company (including form of Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an
                exhibit thereto) (incorporated by reference to Qwest's
                Registration Statement on Form S-4 (File No. 333-71603) filed
                February 2, 1999).
4.1(e)          Indenture dated as of November 27, 1998 with Bankers Trust
                Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an
                exhibit thereto) (incorporated by reference to Qwest's
                Registration Statement on Form S-4 (File No. 333-71603) filed
                February 2, 1999).
4.2(b)          Registration Agreement dated November 27, 1998 with Salomon
                Brothers Inc relating to Qwest's 7.25% Senior Discount Notes due
                2008 (incorporated by reference to Qwest's Registration
                Statement on Form S-4 (File No. 333-71603) filed February 2,
                1999).
4.3             Indenture dated as of June 23, 1997 between LCI International,
                Inc., and First Trust National Association, as trustee,
                Providing for the Issuance of Senior Debt Securities, including
                Resolutions of the Pricing Committee of the Board of Directors
                establishing the terms of the 7.25% Senior Notes due June 15,
                2007 (incorporated by reference to exhibit 4(c) in LCI's Current
                Report on Form 8-K dated June 23, 1997).
4.4             Credit Agreement, dated as of March 31, 1999, among Qwest
                Communications International Inc., as Borrower, NationsBank,
                N.A., as Administrative Agent, and the Lenders party thereto.
10.1**          Growth Share Plan, as amended, effective October 1, 1996.*
10.2            Equity Incentive Plan, as amended. (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the period end March 31, 1999).*
10.3            Qwest Communications International Inc. Employee Stock Purchase
                Plan (incorporated by reference to Qwest's Preliminary Proxy
                Statement for the Annual Meeting of Stockholders, filed February
                26, 1999).*
10.4            Qwest Communications International Inc. Deferred Compensation
                Plan (incorporated by reference to Qwest's Annual Report on Form
                10-K for the year ended December 31, 1998).*
10.5****        Equity Compensation Plan for Non-Employee Directors.*
10.6            Qwest Communications International Inc. 401-K Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).*
10.7**          Employment Agreement dated December 21, 1996 with Joseph P.
                Nacchio.*
10.8****        Growth Share Plan Agreement with Joseph P. Nacchio, effective
                January 1, 1997, and Amendment thereto.*
10.9****        Non-Qualified Stock Option Agreement with Joseph P. Nacchio, effective June 23, 1997.*
10.11**         Promissory Note dated November 20, 1996 and Severance Agreement dated December 1, 1996 with Robert S. Woodruff.*



10.12****       Employment Agreement dated March 7, 1997 with Stephen M.
                Jacobsen.*
10.13****       Employment Agreement dated September 19, 1997 with Larry Seese.*
10.15****       Employment Agreement dated October 8, 1997 with Lewis O. Wilks.*
10.16**+        IRU Agreement dated as of October 18, 1996 with Frontier
                Communications International Inc.
10.17**+        IRU Agreement dated as of February 26, 1996 with WorldCom
                Network Services, Inc.
10.18**+        IRU Agreement dated as of May 2, 1997 with GTE.
10.19           LCI International, Inc. 1992 Stock Option Plan (incorporated by reference to LCI's Registration Statement No. 33-60558).*
10.20           LiTel Communications, Inc. 1993 Stock Option Plan (incorporated by reference to LCI's Registration Statement No. 33-60558).*
10.21           LCI International, Inc. 1994/1995 Stock Option Plan
                (incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31, 1993).*
10.22           LCI International, Inc. 1995/1996 Stock Option (incorporated by reference to LCI's Proxy Statement for the 1995 Annual Meeting
                of Shareowners).*
10.23           LCI International Management Services, Inc. Supplemental
                Executive Retirement Plan (incorporated by reference to LCI's
                Quarterly Report on Form 10-Q for the quarter ended March 31,
                1995).*
10.24           1997/1998 LCI International, Inc. Stock Option Plan
                (incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31, 1996).*
10.25(a)        1995 Stock Option Plan of Icon CMT Corp. (incorporated by
                reference to Icon CMT Corp.'s Registration Statement on Form S-
                1/A, No. 333-38339).*
10.25(b)        Amendment to Amended and Restated 1995 Stock Option Plan of Icon
                CMT Corp. (incorporated by reference to Qwest's Annual Report on
                Form 10-K for the year ended December 31, 1998).*
10.26           U.S. Long Distance Corp. 1990 Employee Stock Option Plan
                (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).*
10.27+          Contractor Agreement dated January 18, 1993 by and between LCI
                International Telecom Corp. and American Communications Network,
                Inc. (incorporated by reference to LCI's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1995).
10.28           Participation Agreement dated as of November 1996 among LCI
                International, Inc., as the Construction Agent and as the
                Lessee, First Security Bank, National Association, as the Owner
                Trustee under the Stuart Park Trust the various banks and
                lending institutions which are parties thereto from time to time as the Holders, the various banks and lending institutions which are parties thereto from time to time as the Lenders and
                NationsBank of Texas, N.A., as the Agent for the Lenders
                (incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31, 1996).
10.29           Agency Agreement between LCI International, Inc., as the
                Construction Agent and First Security Bank, National
                Association, as the Owner Trustee under the Stuart Park Trust as the Lessor dated as of November 15, 1996 (incorporated by
                reference to LCI's Annual Report on Form 10-K for the year ended
                December 31, 1996).
10.30           Deed of Lease Agreement dated as of November 15, 1996 between
                First Security Bank, National Association as the Owner Trustee
                under the Stuart Park Trust, as Lessor and LCI International,
                Inc. as Lessee (incorporated by reference to LCI's Annual Report on Form 10-K for the year ended



                    December 31, 1996).
        10.31       Common Stock Purchase Agreement dated as of December 14,
                    1998 with Microsoft Corporation (incorporated by reference to Qwest's Current Report on Form 8-K filed December 16,
                    1998).
        10.32       Registration Rights Agreement dated December 14, 1998 with
                    Microsoft Corporation (incorporated by reference to Qwest's
                    Current Report on Form 8-K filed December 16, 1998).
        10.33       Registration Rights Agreement dated as of April 18, 1999
                    with Anschutz Company and Anschutz Family Investment Company
                    LLC (incorporated by reference to Qwest's Current Report on
                    Form 8-K/A filed April 28, 1999).
        10.34       Common Stock Purchase Agreement dated as of April 19, 1999 with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A filed April 28,
                    1999).
        10.35       Registration Rights Agreement dated as of April 19, 1999
                    with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A filed April 28,
                    1999).
        10.36       Voting Agreement dated as of July 18, 1999 among each of the shareholders listed on the signature page thereto and
                    U S WEST, Inc. (incorporated herein by reference to Qwest's
                    Current Report on Form 8-K dated July 20, 1999).
        10.37       Agreement entered into as of July 18, 1999 between Qwest and
                    Global Crossing Ltd. (incorporated herein by reference to
                    Qwest's Current Report on Form 8-K dated July 20, 1999).
        10.38       Agreement dated as of July 18, 1999 between Qwest and Global
                    Crossing Holdings Ltd.
        21.1        Subsidiaries of the Registrant (incorporated herein by
                    reference to Qwest's quarterly report on Form 10-Q for the period end March 31, 1999).
        27          Financial Data Schedule

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

(b) Reports on Form 8-K:

        During the quarter ended June 30, 1999, Qwest filed the following Current Reports on Form 8-K:

        1. On April 27, 1999, Qwest filed a Current Report on Form 8-K announcing its strategic relationship with BellSouth Corporation (together with its subsidiaries, "BellSouth"), the investment by BellSouth in 40.7 million shares of Qwest Common Stock at $47.25 per share, and the sale by Qwest's principal shareholder of 33.3 million shares of Qwest Common Stock to BellSouth at $47.25 per share. As a result of these two purchases, BellSouth owns approximately 10% of the Company's issued and outstanding shares for a total investment of approximately $3.5 billion.

        2. On April 28, 1999, Qwest filed a Current Report on Form 8-K/A, restating the Current Report on Form 8-K filed April 27, 1999 regarding the relationship with BellSouth.

        3. On June 14, 1999, Qwest filed a Current Report on Form 8-K announcing is offer to acquire U S WEST, Inc., a Delaware corporation, and Frontier Corporation, a New York corporation, in separate transactions.

        4. On June 18, 1999, Qwest filed a Current Report on Form 8-K announcing a change in auditors from KPMG LLP to Arthur Andersen LLP. This change in auditors resulted from Qwest entering into a business venture with KPMG LLP that effectively impaired KPMG's independence.

         5. On June 21, 1999, Qwest filed a Current Report on Form 8-K announcing a press release in connection with separate letters it delivered to Mr. Solomon D. Trujillo, Chairman, President and Chief Executive Officer of U S WEST, Inc., a Delaware corporation, and Mr. Joseph P. Clayton, Chief Executive Officer of Frontier Corporation, a New York corporation, discussing Qwest's offer to acquire the companies.

         6. On June 22, 1999, Qwest filed a Current Report on Form 8-K announcing a press release in connection with a letter it delivered to Mr. Solomon D. Trujillo, Chairman, President and Chief Executive Officer of U S WEST, Inc., a Delaware corporation, urging the U S West Board to enter into discussions with Qwest regarding a business combination.

         7. On June 23, 1999, Qwest filed a Current Report on Form 8-K announcing a press release in connection with separate letters it delivered to Mr. Solomon D. Trujillo, Chairman, President and Chief Executive Officer of U S WEST, Inc., a Delaware corporation, and Mr. Joseph P. Clayton, Chief Executive Officer of Frontier Corporation, a New York corporation. The letters contained revisions to Qwest's previous offer to acquire the companies.

         8. On June 29, 1999, Qwest filed a Current Report on Form 8-K announcing a press release in connection with a letter it delivered to Mr. Solomon D. Trujillo, Chairman, President and Chief Executive Officer of U S WEST, Inc., a Delaware corporation, stating that Qwest does not expect to encounter any difficulty in obtaining the necessary FCC regulatory approvals to complete its proposed mergers with U S West, Inc. and Frontier Corporation.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Qwest Communications International Inc.
                                             a Delaware corporation



                                    By:   /s/  Robert S. Woodruff
                                          -----------------------
                                               ROBERT S. WOODRUFF
                                        Executive Vice President - Finance
                                            And Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

August 11, 1999
       --