Form 10-Q
period 1999-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 1999-11-15
CIK 1037949

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

               For the quarterly period ended September 30, 1999

                                      OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

                        COMMISSION FILE NUMBER 000-22609

                               ----------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (Exact name of registrant specified in its charter)

                                ---------------

                           Delaware                                           84-1339282
                           --------                                           ----------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification Number)

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

                             Yes  [X]     No   [_]

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was approximately 748.0 million, as of November 10, 1999.


================================================================================

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                       QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I.      Financial Information
   Item 1.      Financial Statements (Unaudited):
                   Condensed Consolidated Statements of Operations for the Three and
                      Nine Months Ended September 30, 1999 and 1998                                     3
                   Condensed Consolidated Balance Sheets as of September 30, 1999 and
                      December 31, 1998                                                                 4
                   Condensed Consolidated Statements of Cash Flows for the Nine Months
                      Ended September 30, 1999 and 1998                                                 5
                   Notes to Condensed Consolidated Financial Statements                                 6
   Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations for the Three and Nine Months Ended September                 12
                   30, 1999 and 1998
   Item 3.      Quantitative and Qualitative Disclosures About Market Risk                             21

PART II.     Other Information
   Item 1.      Legal Proceedings                                                                      22
   Item 6.      Exhibits and Reports on Form 8-K                                                       23

Signature Page                                                                                         27

z                                       2

Part I.  Financial Information

Item 1.  Condensed Financial Statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Information)
(Unaudited)


                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                -----------------------------   ------------------------------
                                                                    1999            1998            1999             1998
                                                                -------------   -------------   --------------   -------------
Revenue:
      Communications services                                       $1,018.1          $601.8         $2,545.7        $  884.2
      Construction services                                                -           205.0            224.5           493.4
                                                                    --------          ------         --------        --------

        Total revenue                                                1,018.1           806.8          2,770.2         1,377.6
                                                                    --------          ------         --------        --------

Operating expenses:
      Access and network operations                                    556.3           371.6          1,433.8           556.1
      Construction services                                                -           128.2             96.4           333.8
      Selling, general and administrative                              271.3           189.4            707.2           341.5
      Depreciation and amortization                                    101.7            79.9            290.5           120.0
      Merger costs                                                      25.0               -             25.0            62.5
      Provision for in-process research and development                    -               -                -           750.0
                                                                    --------          ------         --------        --------

        Total operating expenses                                       954.3           769.1          2,552.9         2,163.9

        Operating income (loss)                                         63.8            37.7            217.3          (786.3)

Other (income) expense:
      Interest expense, net                                             42.5            29.0            113.6            62.3
      Other expense (income), net                                      (11.5)            2.9             (1.6)          (11.6)
                                                                    --------          ------         --------        --------

        Earnings (loss) before income taxes                             32.8             5.8            105.3          (837.0)

Income tax expense (benefit)                                            34.6            12.7             83.8           (14.4)
                                                                    --------          ------         --------        --------

        Net earnings (loss)                                         $   (1.8)         $ (6.9)        $   21.5        $ (822.6)
                                                                    ========          ======         ========        ========

Net earnings (loss) per share - basic                               $      -          $(0.01)        $   0.03        $  (1.58)
                                                                    ========          ======         ========        ========

Net earnings (loss) per share - diluted                             $      -          $(0.01)        $   0.03        $  (1.58)
                                                                    ========          ======         ========        ========


    See accompanying notes to condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Information)
(Unaudited)

                                                                            September 30,       December 31,
                                                                                1999                1998
                                                                            -------------       ------------
ASSETS
  Current assets:
      Cash                                                                    $   859.9            $  462.8
      Trade accounts and notes receivable, net                                    801.1               628.1
      Prepaid expenses and other                                                  247.9               348.2
                                                                              ---------            --------

         Total current assets                                                   1,908.9             1,439.1

  Property and equipment, net                                                   3,545.3             2,655.4

  Excess of cost over net assets acquired, net                                  3,282.0             3,402.0

  Other, net                                                                    1,411.0               571.1
                                                                              ---------            --------

TOTAL ASSETS                                                                  $10,147.2            $8,067.6
                                                                              =========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                                           $ 84.8             $ 205.1
      Accrued facility costs                                                      249.7               300.2
      Accrued construction costs                                                   95.9               145.9
      Accrued expenses and other                                                  525.1               586.3
                                                                              ---------            --------

         Total current liabilities                                                955.5             1,237.5

  Debt and capital lease obligations, net of current portion                    2,352.0             2,307.1

  Other long-term liabilities                                                     326.7               284.8

  Minority interest                                                                56.1                   -

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock - $.01 par value; authorized 200 million
          shares; no shares issued and outstanding                                    -                   -
      Common stock - $.01 par value; authorized 5.0 billion
          shares; 747.0 million shares and 694.0 million shares
          issued and outstanding at September 30, 1999 and
          December 31, 1998, respectively.                                          7.5                 6.9
      Paid-in capital                                                           7,225.8             5,105.0
      Accumulated other comprehensive income                                       78.0                 2.2
      Accumulated deficit                                                        (854.4)             (875.9)
                                                                              ---------            --------

         Total stockholders' equity                                             6,456.9             4,238.2
                                                                              ---------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $10,147.2            $8,067.6
                                                                              =========            ========


     See accompanying notes to condensed consolidated financial statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                               -----------------------------
                                                                                                   1999             1998
                                                                                               -------------    ------------
Net cash (used in) provided by operating activities                                             $  (210.1)        $ 106.3
                                                                                                ---------         -------

Cash flows from investing activities:
     Acquisitions and investments, net of cash acquired                                            (235.9)          (27.4)
     Expenditures for property and equipment                                                     (1,187.3)         (751.0)
                                                                                                ---------         -------

         Net cash used in investing activities                                                   (1,423.2)         (778.4)
                                                                                                ---------         -------

Cash flows from financing activities:
     Proceeds from long-term debt                                                                       -           300.0
     Repayments of long-term debt                                                                    (3.3)          (25.8)
     Net short-term debt borrowings                                                                     -           151.9
     Proceeds from issuance of common stock, net                                                  1,923.1               -
     Proceeds from employee stock transactions                                                      116.0            96.4
     Other                                                                                           (5.4)           (4.8)
                                                                                                ---------         -------

         Net cash provided by financing activities                                                2,030.4           517.7
                                                                                                ---------         -------

         Net increase (decrease) in cash and cash equivalents                                       397.1          (154.4)

Cash and cash equivalents, beginning of period                                                      462.8           379.8
                                                                                                ---------         -------

Cash and cash equivalents, end of period                                                        $   859.9         $ 225.4
                                                                                                =========         =======
Supplemental disclosure of cash flow information:
     Cash paid for interest, net                                                                $    84.0         $  21.8
                                                                                                =========         =======

Supplemental disclosure of significant non-cash investing and financing activities:
     Net assets, net of cash, contributed to KPNQwest                                           $   212.1         $     -
                                                                                                =========         =======
     Income tax benefit attributable to exercise of employee stock options                      $    70.2         $  51.9
                                                                                                =========         =======
     Notes payable issued for investments                                                       $   118.8         $     -
                                                                                                =========         =======


     See accompanying notes to condensed consolidated financial statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 1999 and 1998

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

(3)  U S WEST Merger Agreement

     In July 1999, Qwest entered into a definitive merger agreement with U S WEST, Inc. Under terms of the merger agreement, Qwest will issue shares of its common stock having a value of $69.00 for each share of U S WEST common stock, subject to a "collar" on Qwest's average stock price between $28.26 and $39.90 per share. The number of Qwest shares to be issued for each U S WEST share will be determined by dividing $69.00 by the average of the daily volume weighted average prices of Qwest common stock for 15 randomly selected trading days over a 30-day measurement period ending three days before the closing of the transaction, provided that Qwest will not issue more than 2.44161 shares for each U S WEST share nor less than 1.72932 shares for each U S WEST share. The transaction will be accounted for as a purchase with U S WEST deemed the accounting acquiror and is structured to be tax-free to U S WEST shareowners to the extent of the Qwest stock delivered in the transaction.

     If Qwest's average stock price is below $38.70 per share, the obligation under the "collar" for the amount which the price is below $38.70 per share may be satisfied in whole or in part with cash. In determining the cash amount for the collar, Qwest and U S WEST will consider Qwest's desire to reduce dilution to its stockholders, U S WEST's potential desire to provide a cash element to its stockholders and both companies' desire to maintain the company's strong financial condition. If the companies decide to provide cash as part of the collar consideration, the minimum exchange ratio would be 1.783.

     U S WEST may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the average Qwest share price during the measurement period is less than $22.00.

     The Boards of Directors and stockholders of both Qwest and U S WEST have approved the proposed merger. The merger is subject to federal and state regulatory approvals and other customary closing conditions. Closing of the merger is expected by mid-2000.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 1999 and 1998

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

(4)  Comprehensive Income

     The following table represents the calculation of comprehensive income
(loss) for the three and nine months ended September 30, 1999 and 1998 (in millions):

                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                                                       -----------------------------   ------------------------------
                                                           1999            1998            1999             1998
                                                       -------------   -------------   --------------   -------------
    Net earnings (loss)                                $        (1.8)  $        (6.9)  $         21.5   $      (822.6)
                                                       -------------   -------------   --------------   -------------
    Other comprehensive income, net of tax:
       Net unrealized holding gains (losses)
          on securities                                        (36.5)              -             77.2               -
       Foreign currency translation adjustments                    -               -             (1.4)              -
                                                       -------------   -------------   --------------   -------------
    Total other comprehensive income (loss)                    (36.5)              -             75.8               -
                                                       -------------   -------------   --------------   -------------
    Comprehensive income (loss)                        $       (38.3)  $        (6.9)  $         97.3   $      (822.6)
                                                       =============   =============   ==============   =============

(5)  Capital Stock

     In November 1999, Qwest's stockholders approved an increase in the number of authorized common shares from 2 billion to 5 billion, and an increase in the number of authorized preferred shares from 25 million to 200 million.

     In May 1999, Qwest distributed a two-for-one stock split in the form of a stock dividend. All share and per share information included in the condensed consolidated financial statements and the notes hereto have been adjusted to give retroactive effect to the change in capitalization.

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

(6)  Investments

     In September 1999, Qwest and Anschutz Digital Media, Inc. ("ADMI"), an affiliate of Anschutz Company, entered into an agreement to form a joint venture called Slingshot Networks LLC to provide advanced digital production, post-production and transmission facilities, digital media storage and distribution services, telephony-based data storage and enhanced services, access and routing services. Qwest and ADMI each own 50% of the joint venture. Qwest contributed approximately $84.8 million consisting of a promissory note payable over nine years at an annual interest rate of 6%. Qwest's investment in the joint venture is accounted for under the equity method. The agreement between Qwest and ADMI also provided that Qwest would purchase certain telephony-related assets and all

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 1999 and 1998

of the stock of Precision Systems, Inc., a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of $34 million. The promissory note is payable over nine years and bears interest at an annual rate of 6%.

     In June 1999, Qwest and KPMG LLP ("KPMG"), a leading professional services firm, formed a joint venture called Qwest Cyber.Solutions LLC, to provide Internet-based end-to-end application service provider, application hosting, and application management services. Qwest contributed approximately $60.0 million consisting of cash and other assets, and currently owns a 51% stake in the venture. The financial position and results of operation of the venture have been consolidated in the accompanying financial statements from the date of formation and the minority interest represents KPMG's stake in the venture.

     In September 1999, Qwest invested $90.0 million for an approximate 19% stake in Advanced Radio Telecom Corp. ("ART"), a facilities-based, broadband ISP that provides a direct connection from customer location to the Internet, to help support the construction of ART's fixed, high-speed wireless networks. In connection with this transaction, a separate group of investors also invested $161.0 million.

     In April 1999, Qwest and KPN Telecom B.V. ("KPN"), the Dutch telecommunications company, formed a joint venture ("KPNQwest") to create a pan-European IP-based fiber optic network, linked to Qwest's network in North America, for data, video and voice services. Qwest and KPN each initially owned 50 percent of KPNQwest. On November 12, 1999 KPNQwest consummated an initial public offering which has resulted in approximately 11% of KPNQwest's shares being owned by the public and approximately 44% of KPNQwest's shares being owned by each of Qwest and KPN. KPNQwest was initially governed by a six person supervisory board to which Qwest and KPN had each named three members. As a result of the consummation of the initial public offering, two outside directors will be added to the supervisory board. Upon formation of KPNQwest, KPN contributed two partially completed bi-directional, self-healing fiber optic rings (EuroRings 1 and 2) and certain communications services contracts to KPNQwest. Qwest contributed Xlink Internet Service Gmbh ("Xlink"), the operating subsidiaries of EUnet International Limited ("Eunet") and cash. Also, Qwest and KPN contributed transatlantic capacity that connects KPNQwest's European network with Qwest's network in North America, and also contributed certain other assets. The net book value of total assets contributed by Qwest totaled approximately $300.0 million. Qwest deconsolidated EUnet and Xlink in April 1999. Qwest's investment in KPNQwest is accounted for under the equity method.

(7)  Construction Services

     Revenue from construction services generally is recognized under the percentage of completion method as performance milestones relating to the contract are satisfactorily completed. Progress billings are made upon customers' acceptance of performance milestones. Costs and estimated earnings in excess of billings, net on uncompleted contracts included in the accompanying condensed consolidated balance sheets were $134.6 million and $222.1 million at September 30, 1999 and December 31, 1998, respectively.

(8)  Debt and Capital Lease Obligations

     Debt and capital lease obligations consisted of the following (in millions):

                                                         September 30,          December 31,
                                                             1999                   1998
                                                      ------------------    -------------------
Fixed rate debt at interest rates ranging
   from 7.25% to 10 7/8%                              $         2,327.2     $          2,279.5
Capital lease and other obligations                                26.3                   30.4
                                                      ------------------    -------------------

Total debt and capital lease obligations                        2,353.5                2,309.9
   Less current portion                                            (1.5)                  (2.8)
                                                      ------------------    -------------------

Debt and capital lease obligations                    $         2,352.0    $           2,307.1
                                                      ==================    ===================

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 1999 and 1998

     The current portion of debt and capital lease obligations is included in accrued expenses and other in the accompanying condensed consolidated balance sheets.

     In March 1999, the Company entered into a $1.0 billion credit agreement with a syndicate of banks. This credit agreement provides for two five-year revolving credit facilities for a total of $500.0 million and one 364-day revolving credit facility in the amount of $500.0 million. The credit facilities bear interest at either the bank base rate of interest or LIBOR, plus an applicable margin. As of September 30, 1999, there were no borrowings outstanding under the credit agreement.

(9)  Income Taxes

     Total income tax expense (benefit) differed from the amounts computed by applying the federal statutory income tax rate (35%) to earnings (loss) before income tax expense (benefit) as a result of the following items:

                                                         Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                 -----------------------------------  -----------------------------------
                                                      1999               1998              1999                1998
                                                 ---------------    ----------------  ----------------    ---------------
Statutory income tax expense (benefit)                    35.0%               35.0%             35.0%             (35.0%)
    State taxes, net of federal effect                    13.2%                5.0%              7.6%              (5.0%)
    R&D                                                      -                   -                 -               35.8%
    Goodwill amortization                                 26.0%              179.0%             22.2%               2.0%
    Merger costs                                          17.6%                  -               5.5%                 -
    Foreign losses                                        11.4%                  -               8.0%                 -
    Other, net                                             2.3%                  -               1.3%               0.5%
                                                 -------------      --------------    --------------      -------------

      Total income tax expense (benefit)                 105.5%              219.0%             79.6%              (1.7%)
                                                 =============      ==============    ==============      =============

(10) Commitments and Contingencies

   (a) DSL Services Commitments

     In January 1999, Qwest made a $15.0 million equity investment in high-speed, digital subscriber line ("DSL") local networks through an agreement with Covad Communications Group, Inc. ("Covad"), a Data Local Exchange Carrier ("DLEC"). The Company has committed to purchase DSL services for approximately $20.0 million over a five-year term commencing on the date that Covad's DSL services are commercially available in the 22 metropolitan areas that Covad will serve, which is expected to occur by the end of 1999.

     In April 1999, Qwest made an additional equity investment, totaling $15.0 million in cash, in DSL local networks through an agreement with Rhythms NetConnections Inc. ("Rhythms"), a DLEC that provides high-speed networking solutions for remote access to private networks and the Internet. The Company has committed to place a minimum number of orders for DSL service over a seven-year term commencing on the date that Rhythms is operational in 29 metropolitan areas, which is expected to be in the first quarter of 2000. In the event that the Company fails to meet the order target, the Company is committed to pay Rhythms for the difference between the order target and the number of actual orders placed.

   (b)  Japan-U.S. Cable Consortium Commitment

     The Company is participating in a consortium of communications companies that is building a submarine cable system connecting the United States to Japan. In connection with this transaction, the Company is committed to

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 1999 and 1998

purchase approximately $56.0 million of fiber optic cable and other network assets on the 13,125-route-mile, four-fiber pair cable system to the Pacific Rim. The Company has purchased $11.6 million of assets as of September 30, 1999.

   (c)  Capacity Purchase Commitment

     In July 1999, Qwest and Global Crossing Ltd. ("Global") entered into a purchase agreement under which Qwest agreed to purchase services from Global over a four year period in a total amount of $140.0 million. This agreement was entered into in connection with Qwest's definitive merger agreement with U S
WEST and the termination of the   U S WEST and Global merger agreement.  At the
end of the two year period following the signing of the agreement, Qwest must pay Global an amount equal to the difference between $140.0 million and the amount of the services purchased under the agreement at that time. The amount of the differential payment will be credited by Global against all purchases by Qwest of services from Global during the remaining two years of the agreement. Under the agreement, Qwest is entitled to purchase services on any of Global's network segments at the most favorable commercially available prices offered by Global.

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

(11) Weighted Average Shares Outstanding

     For the three months ended September 30, 1999, the weighted average number of shares used for computing basic and diluted loss per share was 745.9 million. Because the Company reported a net loss for the three months ended September 30, 1999, the effect on loss per share of all options, warrants and growth shares (31.9 million incremental common shares) was anti-dilutive, and therefore not considered. For the Nine months ended September 30, 1999, the weighted average number of shares used for computing basic earnings per share was 720.9 million, and the weighted average number of shares used for computing diluted earnings per share was 757.5 million (including 36.6 million incremental common shares attributable to dilutive securities related to options, warrants and growth shares). The weighted average number of shares used for computing basic and diluted loss per share was 661.5 million and 519.9 million for the three and nine months ended September 30, 1998 respectively. Because the Company reported a net loss for the three and nine months ended September 30, 1998, the effect on loss per share of all options, warrants and growth shares (30.7 million and 28.0 million incremental common shares for the three and nine months ended September 30, 1998, respectively) was anti-dilutive, and therefore not considered.

(12) Business Segment Information

     The Company's two business segments are Communications Services and Construction Services, each having a separate management team and infrastructure, offering different products and services, and utilizing different marketing strategies to target different types of customers. Communications Services provides multimedia communications services to retail and wholesale customers. Construction Services constructs and installs fiber optic systems for other communications entities, as well as for the Company's own use. With the substantial completion of the Company's network during 1999, Construction Services has become incidental to the Company's business.

     The Company evaluates the performance of its business segments based on their respective earnings (loss) from operations, before interest and other (income) expense and income taxes. The following table presents summarized financial information related to the business segments for the three and nine months ended September 30, 1999 and 1998 (in millions):

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 1999 and 1998

                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                          --------------------------------    --------------------------------
                                                               1999              1998              1999              1998
                                                          --------------    --------------    --------------   ---------------
Revenue:
  Communications services                                 $     1,018.1     $       601.8     $     2,545.7    $        884.2
  Construction services                                               -             205.0             224.5             493.4
                                                          -------------     -------------     -------------    --------------

     Total revenue                                        $     1,018.1     $       806.8     $     2,770.2    $      1,377.6
                                                          =============     =============     =============    ==============

Earnings (loss) from operations:
  Communications services                                 $       112.2     $        (6.9)    $       225.0    $        (71.8)
  Construction services                                               -              59.7              84.2             120.8
  Merger costs                                                    (25.0)                -             (25.0)           (812.5)
  Depreciation and amortization - corporate                       (23.4)            (15.1)            (66.9)            (22.8)
                                                          -------------     -------------     -------------    --------------

     Earnings (loss) from operations                               63.8              37.7             217.3            (786.3)

Unallocated other (income) expense:
  Interest expense, net                                            42.5              29.0             113.6              62.3
  Other (income) expense, net                                     (11.5)              2.9              (1.6)            (11.6)
                                                          -------------     -------------     -------------    --------------

     Earnings (loss) before income taxes                  $        32.8    $          5.8    $        105.3   $        (837.0)
                                                          =============     =============     =============    ==============

     During the three and nine months ended September 30, 1999, no single customer accounted for 10% or more of the Company's total revenue. During the three months ended September 30, 1998, no single customer accounted for 10% or more of the Company's total revenue. During the nine months ended September 30, 1998, one customer accounted for 10.3% of the Company's total revenue and is included in the Construction Services segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

     This report contains or incorporates by reference "forward-looking statements" as that term is used in federal securities laws about Qwest's financial condition, results of operations and business. These statements include, among others:

   . statements concerning the benefits that Qwest expects will result from its business activities and certain transactions Qwest has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures, and

   . statements of Qwest's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

   .  failure to maintain necessary rights of way; and

   . failure to complete the merger with U S WEST or achieve the projected synergies and financial results timely or at all and difficulties in combining the operations of Qwest and U S WEST.

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

   .  Hewlett Packard Company for high-end data storage

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

U S WEST Merger Agreement

     In July 1999, Qwest entered into a definitive merger agreement with U S WEST, Inc. Under terms of the merger agreement, Qwest will issue shares of its common stock having a value of $69.00 for each share of U S WEST common stock, subject to a "collar" on Qwest's average stock price between $28.26 and $39.90 per share. The number of Qwest shares to be issued for each U S WEST share will be determined by dividing $69.00 by the average of the daily volume weighted average prices of Qwest common stock for 15 randomly selected trading days over a 30-day measurement period ending three days before the closing of the transaction, provided that Qwest will not issue more than 2.44161 shares for each U S WEST share or less than 1.72932 shares for each U S WEST share. The transaction will be accounted for as a purchase with U S WEST deemed the accounting acquiror and is structured to be tax-free to U S WEST shareowners to the extent of the Qwest stock delivered in the transaction.

     If Qwest's average stock price is below $38.70 per share, the obligation under the "collar" for the amount which the price is below $38.70 per share may be satisfied in whole or in part with cash. In determining the cash amount for the collar, Qwest and U S WEST will consider Qwest's desire to reduce dilution to its stockholders, U S WEST's potential desire to provide a cash element to its stockholders and both companies' desire to maintain the company's strong financial condition. If the companies decide to provide cash as part of the collar consideration, the minimum exchange ratio would be 1.783.

     U S WEST may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the average Qwest share price during the measurement period is less than $22.00.

     The Boards of Directors and stockholders of both Qwest and U S WEST have approved the proposed merger. The merger is subject to federal and state regulatory approvals and other customary closing conditions. Closing of the merger is expected by mid-2000.

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

Strategic Investments and Other Alliances

     Investment in Slingshot Networks LLC/ Purchase of Certain Assets of ADMI. In September 1999, Qwest and Anschutz Digital Media, Inc. ("ADMI"), an affiliate of Anschutz Company, entered into an agreement to form a joint venture called Slingshot Networks LLC to provide advanced digital production, post-production and transmission facilities, digital media storage and distribution services, telephony-based data storage and enhanced services, access and routing services. Qwest and ADMI each own 50% of the joint venture. Qwest contributed approximately $84.8 million consisting of a promissory payable over nine years at an annual interest rate of 6%. Qwest's investment in the joint venture is accounted for under the equity method. The agreement between Qwest and ADMI also provided that Qwest would purchase certain telephony-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of $34 million. The promissory note is payable over nine years and bears interest at an annual rate of 6%.

     Investment in Qwest Cyber.Solutions LLC. In June 1999, Qwest and KPMG LLP, a leading professional services firm, formed a joint venture called Qwest Cyber.Solutions LLC, to provide Internet-based end-to-end application service provider, application hosting, and application management services. The venture will offer customers a broad set of vendor products available for Enterprise Resource Planning ("ERP"), Customer Relationship Management ("CRM") and Back Office solutions, a state-of-the-art Internet Protocol ("IP") broadband network, and technologically advanced Cybercenters. Qwest contributed approximately $60.0 million consisting of cash and other assets, and owns a 51% stake in the venture. The financial position and results of operation of the venture have been consolidated in the accompanying financial statements from the date of formation and the minority interest represents KPMG's stake in the venture.

     Investment in Advanced Radio Telecom Corp. In September 1999, Qwest invested $90.0 million for an approximate 19% stake in Advanced Radio Telecom Corp. ("ART"), a facilities-based, broadband ISP that provides a direct connection from customer location to the Internet, to help support the construction of ART's fixed, high-speed wireless networks. In connection with this transaction, a separate group of investors also invested $161.0 million.

     Strategic Relationship With BellSouth. In April 1999, BellSouth Corporation (together with its subsidiaries, "BellSouth") and Qwest announced a strategic relationship whereby BellSouth invested approximately $3.5 billion for an approximate 10% equity stake in Qwest. Qwest issued approximately 40.7 million shares to BellSouth in exchange for approximately $1.9 billion in cash. Qwest's principal stockholder, Anschutz Company, sold approximately 33.3 million existing shares to BellSouth for approximately $1.6 billion. At the same time, a BellSouth affiliate and Qwest entered into a commercial arrangement for provisioning of a full range of integrated digital data, image and voice communications services for customers. These services will include Qwest's portfolio of data networking, Internet and voice services and BellSouth's local networking services. Once BellSouth is allowed to enter the long distance market, the companies will jointly develop and deliver a comprehensive set of end-to-end, high-speed data, image and voice communications services to business customers, with an emphasis on broadband and Internet-based data services.

     KPNQwest Joint Venture. In April 1999, Qwest and KPN Telecom B.V. ("KPN"), the Dutch telecommunications company, formed a joint venture ("KPNQwest") to create a pan-European IP-based fiber optic network, linked to Qwest's network in North America, for data, video and voice services.

     KPNQwest offers managed broadband services, IP transit, Internet connectivity and value-added IP services, including consulting, hosting, and the broadcasting of live events over the Internet. KPNQwest also sells dark fiber along its network. Customers of KPNQwest include Internet services and content providers, multinational firms in Europe and North America, as well as telecommunications carriers, operators and others who want to purchase wholesale or retail network capacity, fiber or services.

     Qwest and KPN each initially owned 50 percent of KPNQwest. On November
12, 1999 KPNQwest consummated an initial public offering which has resulted in approximately 11% of KPNQwest's shares being owned by the public and approximately 44% of KPNQwest's shares being owned by each of Qwest and KPN. KPNQwest was initially governed by a six-person supervisory board, to which Qwest and KPN had each named three members. As a result of the initial public offering, two outside directors will be added to the supervisory board. Upon formation of KPNQwest, KPN contributed two partially completed bi-directional, self-healing fiber optic rings (EuroRings(TM) 1 and 2) and certain communications services contracts to KPNQwest. Qwest contributed Xlink Internet Service Gmbh ("Xlink"), the operating subsidiaries of EUnet International Limited ("EUnet") and cash. Also, Qwest and KPN contributed transatlantic capacity that connects KPNQwest's European network with Qwest's network in North America, and also contributed certain other assets. The net book of total assets contributed by Qwest totaled approximately $300.0 million. Qwest deconsolidated EUnet and Xlink in April 1999. Qwest's investment in KPNQwest is accounted for under the equity method.

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

     Investment in Covad. In January 1999, Qwest made an equity investment, totaling $15.0 million in cash, in high-speed, DSL local networks through an agreement with Covad Communications Group, Inc. ("Covad"), a packet-based CLEC. Under this agreement, the Company expects to have access to 22 metropolitan areas by the end of 1999, while enhancing its ability to provide its customers with high-speed DSL connectivity to its network. The Company has committed to purchase DSL services for approximately $20.0 million over a five-year term commencing on the date that Covad's DSL services are commercially available in all 22 metropolitan areas.

Results of Operations

Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

     The Company reported a net loss of $(1.8) million for the three months ended September 30, 1999, compared to a net loss of $(6.9) million for the same period of the prior year. For the nine months ended September 30, 1999, the Company reported net earnings of $21.5 million, compared to a net loss of $(822.6) million for the same period of the prior year. Excluding merger costs related to the Company's pending merger with U S WEST, net earnings would have been $19.8 million and $40.6 million, for the three and nine months ended September 30, 1999, respectively. The Company's results of operations include the acquisitions of the following companies: Phoenix Network, Inc. from March 1998; LCI International, Inc. from June 1998; and Icon CMT Corp. from December 1998. After giving pro forma effect to these as if such acquisitions had occurred on January 1, 1998, and excluding the effects of merger related costs and non-recurring charges, the Company's reported net loss for the nine months ended September 30, 1998 would have been $(52.6) million. The results of operations for periods beginning April 1, 1999 exclude the operating results of EUnet International Limited ("EUnet") which was contributed to the KPNQwest Joint venture on April 1, 1999.

     Revenue. Components of revenue for the three and nine months ended September 30, 1999 and 1998 were as follows (in millions):

                                    Three Months Ended                          Nine Months Ended
                                      September 30,                               September 30,
                                --------------------------                  --------------------------
                                                               Increase                                     Increase
                                    1999           1998       (Decrease)        1999           1998        (Decrease)
                                ------------   -----------   -----------    -----------    -----------    -----------
Communications services         $    1,018.1   $     601.8   $     416.3    $   2,545.7    $     884.2    $   1,661.5
Construction services                      -         205.0        (205.0)         224.5          493.4         (268.9)
                                ------------   -----------   -----------    -----------    -----------    -----------

   Total revenue                $    1,018.1   $     806.8   $     211.3    $   2,770.2    $   1,377.6    $   1,392.6
                                ============   ===========   ===========    ===========    ===========    ===========

     During the three and nine months ended September 30, 1999, as compared to the same periods of the prior year, Communications Services revenue increased due to the addition of revenue from the acquisitions discussed above, and due to growth in all aspects of Communications Services. Construction Services revenue decreased during the three and nine months ended September 30, 1999, as compared to the same periods of the prior year, primarily as a result of the substantial completion of the Company's network during the first nine months of 1999. The Company expects that revenue from Construction Services will be incidental for the remainder of 1999.

     Operating Expenses. Components of operating expenses for the three and nine months ended September 30, 1999 and 1998 were as follows (in millions):

                                           Three Months Ended                                Nine Months Ended
                                             September 30,                                     September 30,
                                      ----------------------------                     ----------------------------
                                                                       Increase                                         Increase
                                          1999             1998       (Decrease)          1999             1998        (Decrease)
                                      ------------     -----------   ------------      -----------     ------------   ------------
Access and network operations         $      556.3     $     371.6   $      184.7      $   1,433.8     $      556.1   $      877.7
Construction services                            -           128.2         (128.2)            96.4            333.8         (237.4)
Selling, general and administrative          271.3           189.4           81.9            707.2            341.5          365.7
Depreciation and amortization                101.7            79.9           21.8            290.5            120.0          170.5
Merger related costs                          25.0               -           25.0             25.0            812.5         (787.5)
                                      ------------     -----------   ------------      -----------     ------------   ------------

   Total operating expenses           $      954.3     $     769.1   $      185.2      $   2,552.9     $    2,163.9   $      389.0
                                      ============     ===========   ============      ===========     ============   ============

     Expenses for access and network operations primarily consist of the cost of operating the Company's network, Local Exchange Carrier ("LEC") access charges and the cost of leased capacity. The increase in access and network operations for the three and nine months ended September 30, 1999 over the same periods of the prior year was primarily attributable to growth in Communications Services revenue. Expressed as a percentage of Communications Services revenue, access and network operations expenses were 54.6% and 61.7% for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, access and network operations expenses expressed as a percentage of Communications services revenue were 56.3% and 62.9%, respectively. As the network is activated, the Company expects it will be able to serve more customer needs over its own network, thereby continuing to reduce such costs as a percentage of revenue.

     Expenses for Construction Services consist primarily of costs of sale on network construction contracts, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the network for the Company's own use are capitalized. For the nine months ended September 30, 1999 and 1998, expenses for construction services expressed as a percentage of construction revenue were 42.9% and 67.7%, respectively.

     Selling, general and administrative ("SG&A") expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. The increase in SG&A for the three and nine months ended September 30, 1999 as compared to the same periods of the prior year, was due primarily to the following: additional expenses related to acquired entities; increased sales and marketing efforts; additional bad debt expense related to the increase in Communications Services revenues; increased payroll-related costs from the recruiting and hiring of additional sales and administrative personnel; increased commissions expense related to the growth in Communications Services revenue; and additional building rent expense related to increased space obtained in response to the Company's infrastructure growth. Expressed as a percentage of total revenue, SG&A expense was 26.6% and 23.5% for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, SG&A expense as a percentage of total revenue was 25.5% and 24.8%, respectively. SG&A is expected to increase as the Company continues to intensify brand advertising, as data product and service offerings are expanded and as segments of the Company's network become operational.

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

     The Company assessed and allocated values to in-process R&D projects related to the acquisition of LCI in June 1998. The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established. These assets consisted of a significant number of R&D projects grouped into three categories: (1) network systems automation tools; (2) advanced data services, including frame relay and Internet Protocol technologies; and (3) new operational systems and tools. The Company believes development efforts through September 30, 1999 have proceeded according to expectations.

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

     Other Expense (Income). Components of other expense (income) for the three and nine months ended September 30, 1999 and 1998, were as follows (in millions):

                                          Three Months Ended                            Nine Months Ended
                                            September 30,                                 September 30,
                                      --------------------------                    --------------------------
                                         1999            1998         Increase          1999            1998      Increase
                                      ----------      ----------    -----------     ----------      ----------   -----------
Interest expense, net                 $     42.5      $     29.0    $      13.5     $    113.6      $     62.3   $      51.3
Other expense (income), net                (11.5)            2.9          (14.4)          (1.6)          (11.6)         10.0
                                      ----------      ----------    -----------     ----------      ----------   -----------

   Total other expense (income)       $     31.0      $     31.9    $      (0.9)    $    112.0      $     50.7   $      61.3
                                      ==========      ==========    ===========     ==========      ==========   ===========

     The increase in interest expense, net during the three and nine months ended September 30, 1999, as compared to the same periods of the prior year, resulted from an increase in long-term indebtedness, (see "Liquidity and Capital Resources" below). As the network is completed, interest expense, net will increase as the amount of capitalized interest decreases. The change in other expense (income), net for the three months ended September 30, 1999 as compared to the same period of the prior year is primarily attributable to an increase in interest income due to higher average cash balances, partially offset by losses on equity investments (principally Qwest's proportionate share of KPNQwest losses). The change in other expense (income), net for the nine months ended September 30, 1999 as compared to the same period of the prior year is primarily attributable to losses on equity investments (including Qwest's proportionate share of KPNQwest losses).

     Income Taxes. The Company's effective tax rate for the three and nine months ended September 30, 1999 differed from the statutory income tax rate primarily as a result of the non-deductibility of acquisition-related goodwill, merger costs, state income taxes and foreign losses. The effective tax rate for the three and nine months ended September 30, 1998 differed from the statutory rate primarily as a result of the non-deductibility of acquisition-related in-process research and development.

Liquidity and Capital Resources

     During the nine months ended September 30, 1999, cash used in operations was $210.1 million; cash used in investing activities was $1,423.2 million, including $1,187.3 million of capital expenditures; and cash provided by financing activities was $2,030.4 million. Cash provided by financing activities includes an approximate $1.9 billion equity investment by BellSouth and employee stock transactions of $116.0 million.

     The Company believes that its available cash and cash equivalent balances at September 30, 1999, cash flow from operations and its available credit agreement (described below) will satisfy its currently anticipated cash requirements for at least the next 12 months. The Company anticipates capital expenditures during the remainder of 1999 to support its growth in Communications Services, including continued expansion of data products and services, activation of additional capacity along the Company's network, new CyberCenter deployments and local access initiatives to be approximately $600 million to $700 million.

     In March 1999, the Company entered into a $1.0 billion credit agreement with a syndicate of banks. This credit agreement provides for two five-year revolving credit facilities for a total of $500.0 million and one 364-day revolving credit facility in the amount of $500.0 million. The credit facilities bear interest at either the bank base rate of interest or LIBOR plus an applicable margin. As of September 30, 1999, there were no borrowings outstanding under the credit agreement.

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

     The five step process has been virtually completed for Qwest's mission critical, internally developed software applications, mission critical data center hardware and software and mission critical voice and data network elements. Remediation and deployment of desktop computers will continue during the fourth quarter of 1999. Additional testing is expected to occur throughout 1999. To the extent issues are discovered as a result of such additional testing, remediation and re-deployment of corrected systems will be scheduled as necessary.

     The Company's overall efforts to integrate the operations of recently acquired businesses and various other factors, including the compliance efforts of third-parties, over which the Company has no control, may affect these target dates.

     The Company has completed preparation of high level and detailed level contingency plans. Testing and preparation steps will continue through the end of the year.

     During the first nine months of 1999, the Company incurred approximately $8.2 million for year 2000 compliance costs, included in SG&A expense. The Company expects to incur approximately $1.0 million to $3.0 million in additional SG&A expense during the remainder of 1999 to implement its year 2000 plan. The Company currently estimates capital expenditures for new systems to replace non-year 2000 compliant systems will total approximately $10.0 million.

Regulatory Matters --Recent Developments

     Access Charge Reform. Qwest's costs of providing long distance services could be affected by changes in the "access charges" that incumbent local exchange carriers (ILECs) impose on interexchange carriers (IXCs) to originate and terminate long distance calls over local networks. On August 27, 1999, the FCC issued a decision that grants incumbent local exchange carriers access charge pricing flexibility. This flexibility allows incumbent local exchange carriers to charge access rates that more closely approximate the true cost of providing access service in a given geographic area. The FCC decision also allows ILECs to offer contract pricing for access services provided to individual customers, including IXCs, if the ILEC can show that it faces certain levels of competition in the local telecommunications market. The impact of these new rules on Qwest may depend on the manner in which ILECs reconfigure their existing access charge rate zones and when ILECs are able to obtain the regulatory freedom to offer contract-based pricing to Qwest. Qwest cannot predict the impact of these new access pricing schemes on the company at this time.

     Universal Service. All telecommunications carriers contribute a percentage of their end user revenues to the federal Universal Service Fund, which is then distributed to ILECs whose costs of providing local telephone service exceed a certain threshhold in a given state. On October 21, 1999, the FCC issued a decision that increased the size of the federal Universal Service Fund by $232 million annually for the largest ILECs. Because the universal service fund will be larger, Qwest's payments into the fund may increase beginning on January 1, 2000, when the larger fund takes effect.

     FCC Decision Regarding Local Competition Rules. The 1996 Telecommunications Act required the FCC to identify individual "network elements" belonging to ILECs that competitors could lease in order to provide competing local telephone service. The FCC adopted rules requiring unbundling of those elements on August 8, 1996. On January 25, 1999, the Supreme Court invalidated the FCC's network unbundling rules and directed the FCC to adopt new unbundling rules that were consistent with the Court's opinion.

     On September 15, 1999, the FCC issued those new rules. In that decision, the FCC required ILECs to make available five basic network elements that had been included in the 1996 list of network elements (local loops, network interface devices, interoffice transmission facilities, signaling networks and call-related databases, and operations support systems). The new rules include elements not on the original list, specifically subloops, dark fiber loops, and dark fiber transport. A sixth element on the original list, local circuit switching, will be restricted when used to serve business customers with four or more lines in the densest portions of the top 50 metropolitan statistical areas
(MSAs). The seventh original element, operator services and directory assistance, is eliminated as a network element under the new rules.

     The Commission generally declined to designate as network elements those ILEC facilities used to provide data services, such as digital subscriber line access multiplexers (DSLAMs) and packet switches. The FCC did require ILECs to unbundle DSLAMs only when a requesting carrier is unable to install its DSLAM at the ILEC's remote terminal and when the ILEC provides packet switching for its own use. The unbundling rules adopted in the FCC's decision apply nationwide. State commissions may require ILECs to unbundle additional elements as long as the obligations are consistent with the requirements of Section 251 and the national policy framework established by the Commission. Neither the FCC nor state commissions can remove elements from the national list on a state-by-state basis. The FCC will reevaluate the list of elements in three years. Qwest is unable to predict how these new rules will affect its business. In addition, these new rules may be appealed to federal court. Qwest cannot predict the outcome of such a court challenge to the rules.

     Bell Atlantic Long Distance Application. On September 29, 1999, Bell Atlantic filed an application with the FCC seeking approval to begin offering long distance service to customers in New York. The FCC must approve or reject this application by December 28, 1999. The FCC is required to consult with the New York Public Service Commission on whether to grant the application. The New York Commission recently advised the FCC that it believes Bell Atlantic has complied with the regulatory requirements for offering long distance service in New York state. If Bell Atlantic enters the long distance market in New York, it is expected to gain significant market share relatively quickly, which could negatively affect Qwest's long distance business in New York.

     Slamming Allegations. On October 19, 1999, the FCC issued a Notice of Apparent Liability in the amount of $2.0 million against Qwest for changing the preferred long distance carriers of thirty consumers without their consent. The FCC gave Qwest 30 days to pay this forfeiture or provide information why it should not be subject to this forfeiture.

     Merger Applications. In connection with its proposed merger, Qwest and U S WEST have filed applications with federal and state agencies seeking approval for the merger. Applications have been filed at the FCC and with the Public Service Commissions in the following nine states in the U S WEST region:
Arizona, Colorado, New Mexico, Utah, Washington, Montana, Wyoming, Minnesota, and Iowa. Applications for merger approval were not required to be filed in the remaining five states in the U S WEST region. In addition, Qwest has filed applications in connection with its merger in certain other states outside the U S WEST service territory. All of these applications are currently under review by the appropriate federal and state government officials.


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

                                                                    Expected Maturity
                                    ----------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                    ------------------------------------------------------
                                                                                            Unamortized
                                     1999     2000    2001     2002     2003   Thereafter     Discount       Total
                                    -------  ------- -------  -------  ------- -----------  -------------  -----------
Long-term fixed rate debt           $    -   $    -  $    -   $    -   $    -  $  2,568.9   $     (241.7)  $  2,327.2
Capital lease and other obligations $  1.5   $  2.2  $  2.1   $  2.6   $  3.0  $     14.9   $          -   $     26.3

Average interest rate                  8.1%     8.2%    8.2%     8.2%     8.2%        8.2%                        8.2%

     Collectively, the fixed rate debt, capital lease and other obligations, with a carrying value of $2,353.5 million, had an estimated fair value of $2,296.7 million at September 30, 1999, based on current interest rates offered for debt of similar terms and maturity.

     The Company's European-country operations were not material to the Company's consolidated financial position as of September 30, 1999, and results of operations or cash flows for the first nine months of 1999. In addition, foreign currency transaction gains and losses were not material to the Company's results of operations for the nine months ended September 30, 1999, and the Company does not expect to be subject to material foreign currency exchange rate risk from the effects of exchange rate movements of foreign currencies on the costs or cash flows the Company would receive from its share of the KPNQwest joint venture. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Part II

Item 1.  Legal Proceedings

     On April 3, 1998, in an action captioned Lionel Phillips v. LCI International Inc. and H. Brian Thompson, the plaintiffs filed a putative class action complaint in the United States District Court for the Eastern District of Virginia against LCI and H. Brian Thompson, the Chairman and Chief Executive Officer of LCI. The plaintiffs brought the action as a class action purportedly on behalf of stockholders of LCI who sold LCI Common Stock between February 17, 1998 and March 9, 1998. The plaintiffs alleged, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and misleading statements on February 17, 1997 that LCI was not for sale at a time when negotiations between Qwest and LCI regarding a potential merger were allegedly ongoing. On June 25, 1998, defendants moved to dismiss the complaint on the grounds that it failed to state a claim against defendants. The complaint was dismissed, an amended complaint was filed and, on September 30, 1998, the District Court granted defendants' motion to dismiss the amended complaint. In a decision dated September 15, 1999, the United States Court of Appeals for the Fourth Circuit affirmed the lower court's dismissal of the amended complaint.

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

     Qwest has been named as a defendant in Drawhorn v. Qwest Communications International Inc. et al., Hudson v. Qwest Communications International Inc., and Hord v. Qwest Communications International Inc. et al. The cases are purported class actions, filed in Indiana, Tennessee and Texas, respectively, which involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiff's land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and installed its network along the rights of way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which Qwest's fiber optic cable network passes, and that the railroads, utilities, and others who granted to Qwest the right to construct and maintain its network did not have the legal ability to do so. The Indiana and Texas actions purport to be on behalf of a national class of owners of land over which Qwest's network passes; the Tennessee action purports to be on behalf of a class of such owners in the State of Tennessee. The complaints seek damages on theories of trespass and unjust enrichment, and punitive damages as well. Qwest has received, and may in the future receive, claims and demands related to rights of way issues similar to the issues in the Drawhorn, Hudson and Hord litigations that may be based on similar or different legal theories.
Management believes that the Company has substantial defenses to the claims asserted in these actions, and intends to defend them vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit Number                                     Description
          --------------                                     -----------
          2.1             Agreement and Plan of Merger dated as of July 18, 1999 between U S WEST, Inc. and
                          Qwest (incorporated herein by reference to Qwest's Current Report on Form 8-K dated
                          July 20, 1999)
          3.1**           Amended and Restated Certificate of Incorporation of Qwest.
          3.2*****        Certificate of Amendment of Amended and Restated Certificate of Incorporation of
                          Qwest.
          3.3             Certificate of Amendment to the Amended and Restated Certificate of Incorporation,
                          as amended (incorporated herein by reference to Qwest's quarterly report on Form
                          10-Q for the quarter ended March 31, 1999).
          3.4             Amended and Restated Bylaws (incorporated by reference to Qwest's Annual Report on
                          Form 10-K for the year ended December 31, 1998).
          4.1(a)***       Indenture dated as of October 15, 1997 with Bankers Trust Company (including form of
                          Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount
                          Notes due 2007 as an exhibit thereto).
          4.1(b)****      Indenture dated as of August 28, 1997 with Bankers Trust Company (including form of
                          Qwest's 10 7/8% Series B Senior Notes due 2007 as an exhibit thereto).
          4.1 (c)****     Indenture dated as of January 29, 1998 with Bankers Trust Company (including form of
                          Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount
                          Notes due 2008 as an exhibit thereto).
          4.1(d)          Indenture dated as of November 4, 1998 with Bankers Trust Company (including form of
                          Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount
                          Notes due 2008 as an exhibit thereto)  (incorporated by reference to Qwest's
                          Registration Statement on Form S-4 (File No. 333-71603) filed February 2, 1999).
          4.1(e)          Indenture dated as of November 27, 1998 with Bankers Trust Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount
                          Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's
                          Registration Statement on Form S-4 (File No. 333-71603) filed February 2, 1999).
          4.2(b)          Registration Agreement dated November 27, 1998 with Salomon Brothers Inc relating to
                          Qwest's 7.25% Senior Discount Notes due 2008 (incorporated by reference to Qwest's
                          Registration Statement on Form S-4 (File No. 333-71603) filed February 2, 1999).
          4.3             Indenture dated as of June 23, 1997 between LCI International, Inc., and First Trust
                          National Association, as trustee, Providing for the Issuance of Senior Debt
                          Securities, including Resolutions of the Pricing Committee of the Board of Directors
                          establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to exhibit 4(c) in LCI's Current Report on Form 8-K dated June 23, 1997).
          4.4             Credit Agreement, dated as of March 31, 1999, among Qwest Communications
                          International Inc., as Borrower, NationsBank, N.A., as Administrative Agent, and the
                          Lenders party thereto (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
          10.1**          Growth Share Plan, as amended, effective October 1, 1996.*
          10.2            Equity Incentive Plan, as amended.* (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 1999)

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

          10.28           Participation Agreement dated as of November 1996 among LCI International, Inc., as the Construction Agent and as the Lessee, First Security Bank, National Association,
                          as the Owner Trustee under the Stuart Park Trust the various banks and lending institutions which are parties thereto from time to time as the Holders, the various banks and lending institutions which are parties thereto from time to time as the
                          Lenders and NationsBank of Texas, N.A., as the Agent for the Lenders (incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31,
                          1996).
          10.29           Agency Agreement between LCI International, Inc., as the Construction Agent and
                          First Security Bank, National Association, as the Owner Trustee under the Stuart
                          Park Trust as the Lessor dated as of November 15, 1996 (incorporated by reference to
                          LCI's Annual Report on Form 10-K for the year ended December 31, 1996).
          10.30           Deed of Lease Agreement dated as of November 15, 1996 between First Security Bank,
                          National Association as the Owner Trustee under the Stuart Park Trust, as Lessor and
                          LCI International, Inc. as Lessee (incorporated by reference to LCI's Annual Report on Form 10-K for the year ended December 31, 1996).
          10.31           Common Stock Purchase Agreement dated as of December 14, 1998 with Microsoft
                          Corporation (incorporated by reference to Qwest's Current Report on Form 8-K filed
                          December 16, 1998).
          10.32           Registration Rights Agreement dated December 14, 1998 with Microsoft Corporation
                          (incorporated by reference to Qwest's Current Report on Form 8-K filed December 16,
                          1998).
          10.33           Registration Rights Agreement dated as of April 18, 1999 with Anschutz Company and
                          Anschutz Family Investment Company LLC (incorporated by reference to Qwest's Current
                          Report on Form 8-K/A filed April 28, 1999).
          10.34           Common Stock Purchase Agreement dated as of April 19, 1999 with BellSouth
                          Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A filed April 28, 1999).
          10.35           Registration Rights Agreement dated as of April 19, 1999 with BellSouth Enterprises,
                          Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A filed April
                          28, 1999).
          10.36           Voting Agreement dated as of July 18, 1999 among each of the shareholders listed on the signature page thereto and U S WEST, Inc. (incorporated herein by reference to
                          Qwest's Current Report on Form 8-K dated July 20, 1999)
          10.37           Agreement entered into as of July 18, 1999 between Qwest and Global Crossing Ltd.
                          (incorporated herein by reference to Qwest's Current Report on Form 8-K dated July
                          20, 1999)
          10.38           Agreement dated as of July 18, 1999 between Qwest and Global Crossing Holdings Ltd.
                          (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 1999).
          10.39           Purchase Agreement by and among Qwest, Slingshot Networks, LLC and Anschutz Digital
                          Media, Inc. dated September 26, 1999.
          10.40           Amended and Restated Operating Agreement of Slingshot Networks, LLC dated October
                          22, 1999.
          21.1            Subsidiaries of the Registrant (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
          27              Financial Data Schedule

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


   (b) Reports on Form 8-K:

          During the quarter ended September 30, 1999, Qwest filed the following Current Reports on Form 8-K:

          1. On July 18, 1999, Qwest filed a Current Report on Form 8-K announcing that it had entered into an Agreement and Plan of Merger with U S WEST, Inc., a Delaware corporation, providing for, among other things, the merger of U S WEST with and into Qwest, with Qwest as the surviving corporation.

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

November 15, 1999