Form 10-K405
period 1999-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2000-03-17
CIK 1037949

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM_____TO _____
                 _____________________________________________
                        COMMISSION FILE NUMBER 000-22609

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                  DELAWARE                                    84-1339282
                  --------                                    ----------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR           (I.R.S. EMPLOYER
                ORGANIZATION)                             IDENTIFICATION NO.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of March 7, 2000, approximately 753 million shares of the Registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock as reported on the New York Stock Exchange on March 7, 2000 was approximately $42.2 billion.


                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                       Where Incorporated
--------                                       ------------------
Annual Report for the year ended               Part II, Items 5, 6, 7, 7A, and 8
December 31, 1999

Proxy Statement for Qwest's Annual Meeting     Part III, Items 10, 11, 12 and 13
of Stockholders to be held May 3, 2000

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
                      FISCAL YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Part I
 Item 1   Business.................................................         4
 Item 2   Properties...............................................        20
 Item 3   Legal Proceedings........................................        20
 Item 4   Submission of Matters to a Vote of Security Holders......        21

Part II
 Item 5   Market for Registrant's Common Equity and Related
          Stockholder Matters......................................        22
 Item 6   Selected Financial Data..................................        22
 Item 7   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................        22

 Item 7A  Quantitative and Qualitative Disclosures About
          Market Risk..............................................        22
 Item 8   Financial Statements and Supplementary Data..............        22
 Item 9   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................        22

Part III
 Item 10  Directors and Executive Officers of the Registrant.......        22
 Item 11  Executive Compensation...................................        22
 Item 12  Security Ownership of Certain Beneficial Owners and
          Management...............................................        22
 Item 13  Certain Relationships and Related Transactions...........        22

Part IV
 Item 14  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K..............................................        23

          Signature Page...........................................        26

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

    These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Qwest's actual results to be materially different from any future results expressed or implied by Qwest in these statements. The risks and uncertainties include those risks, uncertainties and risk factors identified, among other places, under "Risk Factors" in Qwest's registration statement on Form S-4, SEC file number 333-81149.

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

                                    Part I.


Item 1.   Business

    Qwest Communications International Inc. ("Qwest") is a leading broadband Internet communications company engaged in two core businesses: communications services and construction services.

    Communications services includes Internet, multimedia, data and voice services sold to business, consumer and government customers. Internet and multimedia services include Internet Protocol ("IP")-enabled services such as dedicated and dial up Internet access, web hosting, co-location access, voice over IP, application hosting and mass storage services. Qwest also provides high-volume voice and conventional private line services to other communications providers, as well as to Internet service providers ("ISPs"), and other data service companies.

    Qwest's network uses both Internet communications technology and traditional telephone communications technology. Communications on the Internet are governed by Internet Protocol, a standard that allows communication across the Internet regardless of the hardware and software used.

    Construction services constructs and installs fiber optic systems for other communications providers, as well as for Qwest's own use.

    Qwest is developing Internet and multimedia services in alignment with existing and anticipated market demand in partnership with leading information technology companies, including the following:

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

 .  Oracle Corporation and Siebel Systems, Inc. for application hosting services;
   and

 .  Hewlett Packard Company for high-end data storage.

    Qwest's principal asset is its high-capacity fiber optic network. The network reaches over 25,500 miles in North America, and is designed to allow customers to seamlessly exchange multimedia content - images, data and voice over the public circuit switched telephone network without the need to dial access codes or follow other similar special procedures. The technologically advanced network is designed to instantaneously re-route traffic in the event of a fiber cut to prevent interruption in service to Qwest's customers. This is accomplished by automatically re-routing traffic in the opposite direction around the Sonet ring. The network is equipped with technologically advanced fiber and state-of-the-art transmission electronics. At full capacity, Qwest's network could transmit two trillion bits of multimedia information per second. Qwest's network is designed to support Internet Protocol, as well as traditional circuit-switched services, and alternative information transfer standards used for data transmission.

    The network connects approximately 150 metropolitan areas coast-to-coast. Qwest was the first network service provider to complete a transcontinental Internet Protocol fiber network when it activated the Qwest network from Los Angeles to San Francisco to New York in April 1998.

    KPNQwest, a European joint venture of Qwest and KPN, the Dutch telecommunications company, is building and will operate a high-capacity European fiber optic, Internet-based network that is currently expected to connect 46 cities throughout Europe when it is completed.

    Qwest has also built a 1,400 route-mile network in Mexico, and is part of a consortium of communications companies that is building a 13,125-mile underwater cable network connecting the United States to Japan.

   In addition to significant advantages in speed, reliability, scalability, and security, the Qwest network's advanced technologies should also provide a cost advantage over older fiber systems generally in commercial use today. Qwest received an additional cost benefit from the sale of dark fiber along the network, which reduced its net cost in the network retained for its own use.


Mergers and Acquisitions

   Qwest continually evaluates opportunities to become a stronger competitor and to accelerate the growth of its business. A key strategy has been to add strength through investments in or acquisitions of businesses, facilities or other assets that build on Qwest's service and technology base.

   In July 1999, Qwest entered into a definitive merger agreement with U S WEST, Inc ("U S West"). Under the terms of the merger agreement, Qwest will issue shares of its common stock having a value of $69.00 for each share of U S WEST common stock, subject to a "collar" on Qwest's average stock price between $28.26 and $39.90 per share. The number of Qwest shares to be issued for each U S WEST share will be determined by dividing $69.00 by the average of the daily volume weighted average prices of Qwest common stock for 15 randomly selected trading days over a 30-day measurement period ending three days before the closing of the transaction, provided that Qwest will not issue more than 2.44161 shares for each U S WEST share or less than 1.72932 shares for each U S WEST share. The transaction will be accounted for as a purchase with U S WEST deemed the accounting acquiror and is structured to be tax-free to U S WEST shareowners to the extent of the Qwest stock delivered in the transaction.

   If Qwest's average stock price is below $38.70 per share, the obligation under the "collar" for the amount which the price is below $38.70 per share may
be satisfied in whole or in part with cash.   In determining the cash amount for
the collar, Qwest and U S WEST will consider Qwest's desire to reduce dilution to its stockholders, U S WEST's potential desire to provide a cash element to its stockholders and both companies' desire to maintain the combined company's strong financial condition. If the companies decide to provide cash as part of the collar consideration, the minimum exchange ratio would be 1.783.

   U S WEST may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the average Qwest share price during the measurement period is less than $22.00.

   The Boards of Directors and stockholders of both Qwest and U S WEST have approved the proposed transaction. The transaction is subject to federal and state regulatory approvals and other customary closing conditions. Closing of the transaction is expected in mid-2000.

   As a result of the transaction, Qwest will become subject to the regulations applicable to U S WEST, a Regional Bell Operating Company ("RBOC"). Generally, effective as of the closing of the transaction, Qwest may not provide inter-LATA transport services within U S WEST's 14-state region until U S WEST receives approval to provide such services under Section 271 of the Telecommunications Act of 1996, as amended. Therefore, Qwest is in the process of divesting the prohibited services.

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

   In December 1998, Qwest acquired Icon CMT Corp. ("Icon"), a leading Internet solutions provider, for approximately $254.1 million in Qwest common stock. Qwest issued approximately 11.8 million shares of Qwest's common stock (including outstanding Icon stock options and warrants assumed by Qwest). The addition of Icon's sales channels, data centers and more than 400 information technology professionals gave Qwest new resources for developing, integrating and maintaining advanced web hosting services and electronic commerce solutions.

   In June 1998, Qwest acquired LCI for approximately 259.8 million shares of Qwest's common stock (including outstanding LCI stock options assumed by Qwest), then valued at approximately $3.9 billion. LCI has brought to Qwest a nationwide customer base, sales, marketing and support facilities, an intelligent network platform and customer care and billing system.

   In April 1998, Qwest acquired Amsterdam-based EUnet International Limited for approximately $4.2 million in cash and approximately 7.9 million shares of Qwest's common stock, then valued at approximately $154.0 million. EUnet, a leading European Internet service provider, had business operations in 14 European countries.

   In March 1998, Qwest acquired Phoenix Network, Inc., a reseller of long distance services, for approximately 1.6 million shares of Qwest's common stock, then valued at approximately $27.2 million.


Strategic Investments and Other Alliances

   Investment in Slingshot Networks LLC/ Purchase of Certain Assets of ADMI.
In September 1999, Qwest and Anschutz Digital Media, Inc. ("ADMI"), an affiliate of Qwest's principal stockholder, Anschutz Company, entered into an agreement to form a joint venture called Slingshot Networks LLC to provide advanced digital production, post-production and transmission facilities, digital media storage and distribution services, telephony-based data storage and enhanced services, access and routing services. Qwest and ADMI each own 50% of the joint venture. Qwest contributed approximately $84.8 million consisting of a promissory note payable over nine years at an annual interest rate of 6%. Qwest's investment in the joint venture is accounted for under the equity method. The agreement between Qwest and ADMI also provided that Qwest would purchase certain telephony-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of $34 million. The promissory note is payable over nine years and bears interest at an annual rate of 6%.

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

   KPNQwest Joint Venture. In April 1999, Qwest and KPN Telecom B.V. ("KPN"), the Dutch telecommunications company, formed a joint venture to create a pan-European IP-based fiber optic network, linked to Qwest's network in North America, for data and multimedia services. Qwest and KPN each initially owned 50 percent of KPNQwest, which was initially governed by a six person supervisory board to which Qwest and KPN had each named three members.. Upon formation of KPNQwest, KPN contributed two partially completed bi-directional, self-healing fiber optic rings (EuroRings(TM) 1 and 2) and certain communications services contracts to KPNQwest. Qwest contributed Xlink Internet Service Gmbh ("Xlink"), the operating subsidiaries of EUnet and cash. Also, Qwest and KPN contributed transatlantic capacity that connects KPNQwest's European network with Qwest's network in North America, and also contributed certain other assets. The net book value of total assets contributed by Qwest totaled approximately $300.0 million.

Qwest deconsolidated EUnet and Xlink in April 1999. Qwest's investment in KPNQwest is accounted for under the equity method.

   KPNQwest offers managed broadband services, IP transit, Internet connectivity and value-added IP services, including consulting, hosting, and the transmission of live events over the Internet. KPNQwest also sells dark fiber along its network. Customers of KPNQwest include Internet services and content providers, multinational firms in Europe and North America, as well as telecommunications carriers, operators and others who want to purchase wholesale or retail network capacity, fiber or services.

   On November 12, 1999 KPNQwest consummated an initial public offering in which
50.6 million shares of common stock were issued generating approximately $1.0 billion in net proceeds. The consummation of KPNQwest's IPO has resulted in approximately 11% of KPNQwest's shares being owned by the public and the remainder of KPNQwest's shares being owned by each of Qwest and KPN equally. As a result of the change in ownership structure of KPNQwest, two outside directors were added to the supervisory board.

   Also as a result of KPNQwest's initial public offering, Qwest recognized a gain of $414.0 million, representing its proportionate share of the increase in KPNQwest's equity. As of December 31, 1999, the fair market value of Qwest's investment in KPNQwest was approximately $12.8 billion, based on the closing price of KPNQwest's common stock on the Nasdaq stock market.

   Investment in Rhythms. In April 1999, Qwest made an equity investment, totaling $15.0 million in cash, in DSL local networks through an agreement with Rhythms NetConnections Inc. ("Rhythms"), a packet-based Competitive Local Exchange Carrier ("CLEC") that provides high-speed networking solutions for remote access to private networks and the Internet. Under this agreement, Qwest will have access to 29 metropolitan areas (10 of which are in addition to the areas covered by an agreement that Qwest has with Covad Communications Group Inc.), while further enhancing its ability to provide its customers with high-speed DSL connectivity to its network. Qwest has committed to place a minimum number of orders for DSL service over a seven-year term commencing on the date that Rhythms is operational in the 29 metropolitan areas. In the event that Qwest fails to meet the order target, Qwest is committed to pay Rhythms for the difference between the order target and the number of actual orders placed. Qwest's investment in Rhythms is accounted for under the cost method.

   Investment in Covad. In January 1999, Qwest made an equity investment, totaling $15.0 million in cash, in high-speed, DSL local networks through an agreement with Covad Communications Group, Inc. ("Covad"), a packet-based CLEC. Under this agreement, Qwest will have access to 22 metropolitan areas, while enhancing its ability to provide its customers with high-speed DSL connectivity to its network. Qwest has committed to purchase DSL services for approximately $20.0 million over a five-year term commencing on the date that Covad's DSL services are commercially available in all 22 metropolitan areas. Qwest's investment in Covad is accounted for under the cost method.

   Alliance With Microsoft. In December 1998, Qwest entered into a strategic alliance with Microsoft that will enable businesses to utilize high-speed network services that maximize network resources, reduce costs, generate new sources of revenue and optimize management of computing operations. Qwest's service, to be built on the Microsoft(R) operating systems and application platforms, when integrated with Qwest's IP-based fiber optic network, is designed for businesses of all sizes. Microsoft will license a broad range of its software to Qwest. The parties will jointly market and sell the services. In addition, Microsoft purchased 8.8 million shares of Qwest for $200.0 million.


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

   A long distance telephone call originates with a customer within a local exchange network and travels along the local exchange network to a long distance carrier. The long distance carrier combines the call with other calls and sends them along a long distance network to a different local exchange network where the call terminates. Long distance carriers provide only the connection between the two local networks, and pay access charges to local exchange carriers for originating and terminating calls.

   The Internet is a global collection of interconnected computer networks that allows commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business.

   Internet access services require a local network connection from a customer to an Internet service provider's local facility. For large, communication-intensive users, these connections are typically dedicated connections direct from the customer to the Internet service provider. For residential and small and medium sized business users, these connections are generally achieved by cable modem, Digital Subscriber Line, or dial-up access into a local exchange. Once a local connection is made to the Internet service provider's local facilities, information can be transmitted and obtained over a packet-switched data network. This network may consist of segments provided by many interconnected networks operated by a number of Internet service providers.
This collection of interconnected networks makes up the Internet. Communications on the Internet are governed by Internet Protocol, an inter-networking standard that enables communication across the Internet regardless of the hardware and software used.

   In addition, businesses can utilize the facilities of communications service providers for web hosting and Application Service Provider ("ASP") enabled services. Through web hosting, customers can outsource the maintenance and connectivity to accommodate businesses multimedia, corporate intranet/extranet and e-commerce applications. ASP services allows independent service vendors and systems integrators to deliver software and technical media from centralized, secured locations.

   Switching is the critical process of selecting paths for the transmission of data, voice and images to a specific recipient. Switches on a network route traffic to the designated recipient. There are two widely used switching technologies in communications networks: circuit-switching systems, generally used in traditional telephone communication, and packet-switching systems, generally used to provide communication services over the Internet, such as Qwest's services. Circuit-switch based communications systems establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switch based communications systems format the information to be transmitted, such as e-mail, voice, fax and data, into a series of shorter digital messages called "packets," and a single dedicated channel between communication points is never established. Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address.

   Packet-switch based systems offer several advantages over circuit-switch based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of "silence," the ability to commingle packets provides for superior network use and efficiency, resulting in more information being transmitted through a given communication channel. There are, however, certain disadvantages to packet-switch based systems as currently implemented. Rapidly increasing demands for data, in part driven by the Internet traffic volumes, are straining capacity and contributing to delays and interruptions in communications transmissions. With current technology, the desired voice quality and real-time communications features of a traditional telephone call can only be achieved by having in place a substantial network capacity.

   The Qwest network allows the transmission of traffic seamlessly between an Internet Protocol network and the circuit-based traditional telephone communication network, providing the Qwest network with the same comprehensive coverage as the traditional telephone communication network. Specifically, Qwest is able to (1) originate traditional telephone communication network traffic from a local exchange carrier's switch (when the origination point is not on Qwest's network), (2) route the traffic over the Qwest network and (3) deliver the traffic either (a) directly to its destination (if the destination is on the Qwest network) or (b) to an interconnection point where the traffic is transferred back to the traditional telephone communication network. The routing of traffic to this interconnection point is determined based on a least-cost routing criteria. This gives Qwest the ability to obtain the benefits of packet-switch based communications protocols on its network, while allowing its customers to use their existing equipment, telephone numbers and dialing procedures, without additional access codes, for routing the call to the Qwest network.

Qwest's Macro Capacity(SM) Fiber Network

   Qwest's Macro Capacity(SM) Fiber Network has approximately 350 Internet protocol routers, 150 data switches and 26 voice switches in various locations across the United States. Qwest expects to activate approximately 1,500 additional Internet protocol routers and 75 additional data switches in 2000.

   As of December 31, 1999, Qwest's network assets and physical components included:

 . High-density polyethylene conduits, which is hollow tubing 1 1/2 to 2 inches in diameter;

 . Each fiber optic cable contains 96 to 288 fiber strands, which is placed inside the conduits and strengthened by metal, and at least 2 to 8 fibers activated on Qwest's behalf; Each fiber strand is capable of transmitting information at an OC-192 level.

 .  Electronic equipment necessary to activate the fiber for transmission;

 . Data and voice switches that enable Qwest to provide a variety of basic and enhanced data, voice and image services to customers; and

 .  Approximately 150 points of presence.

   With the completion of its network, Qwest is providing communications services nationally to its customers primarily over its own network, using leased facilities in those portions of the country not covered by its network. Qwest's approach to building its network, and the features of the network itself, offer a range of competitive performance and cost advantages.

   Qwest is expanding its worldwide broadband services portfolio to include end-to-end connectivity for Qwest local internet services to large and multi-location enterprises and carriers in key metropolitan U.S. markets. Qwest is leveraging the many completed metropolitan area fiber rings and right-of-ways that were built as part of the nationwide backbone build. Qwest expects to complete construction of extensive fiber and DSL networks in 25 major cities by 2001. Eleven major cities are expected to be completed by the end of 2000 and the remainder by the end of 2001.

   Qwest also continues to evaluate opportunities to acquire or invest in businesses, facilities and other assets that would allow it to improve and expand services, compete more effectively and create new opportunities for growth.

   Advanced Technology. Using advanced technologies, Qwest installed technologically advanced fiber optic cable and electronic equipment throughout its network, and is testing the next generation equipment for deployment in the latter half of 2000. Qwest's network uses Dense Wavelength Division Multiplexing capable fiber and electronic technologies in a bi-directional line switch ring topology to give the network transmission capacity and high reliability levels.

   Qwest's network is designed for superior security and reliability, based on:

 . Two-way ring architecture, known as "Sonet rings", a self-healing system that allows for nearly instantaneous re-routing and virtually eliminates downtime in the event of a fiber cut by automatically re-routing traffic in the opposite direction around the ring;

 .  Fiber cable installed in high-density polyethylene conduit generally buried
   48-60 inches below the ground;

 . Extensive use of railroad rights of way. This approach typically offers greater protection of the fiber system than systems built over more public rights of way, such as highways, telephone poles or overhead power transmission lines.

   Qwest's network is also designed for expandability and flexibility. It contains two conduits along virtually the entire route. The first conduit contains a cable generally housing 96 to 288 fibers. The second conduit serves as a spare, allowing for future technology upgrades and capacity expansion at costs far below the cost of new construction.

   Network Management. Qwest monitors its network 24 hours a day, seven days a week from its Network Management Centers in Denver, Colorado, Dublin, Ohio and Arlington, Virginia. These facilities provide network surveillance, troubleshooting and customer service, using technology that enables Qwest to reduce service costs and customer downtime. The system currently allows Qwest technicians to detect a component malfunction in the network, quickly re-route the customer to an available alternate path and handle the repair. When the network is completed, two-way ring architecture will allow the re-routing to be fully automated.

   In addition, Qwest has placed more network control in the hands of large business customers. Customers will be able to monitor and instantly reconfigure their leased capacity from their own network management centers. The system's software allows management of equipment inventory, bandwidth inventory, configuration and fault isolation, as well as "point-and-click" supply of communications services and alarm monitoring.

   Rights of Way. As of December 31, 1999, Qwest has in place agreements for all of the rights of way needed on its network. Approximately 70% of the domestic network is installed on railroad rights of way. In addition to greater security and protection than afforded systems built along public rights of way, railroad rights of way also generally provide the network with a direct, continuous route between cities. This eliminates the time and costs typically needed to piece together rights of way using a combination of agreements with private owners and state or municipal agencies. Also, railroad rights of way typically extend into downtown areas of strategically important cities. Qwest's right-of-way agreements provide for cash payments, exchanges of rights of way for network capacity or a combination of both.

   Qwest has other right-of-way agreements in place, where necessary or economically preferable, with highway commissions, utilities, political subdivisions and others.

   Network Installation. Qwest employs experienced construction personnel and uses its own fleet of equipment, as well as leased equipment, and supplements these resources with independent contractors.

   Dark Fiber Sales. Qwest entered into agreements with three significant customers (during 1996 and 1997) and with others for the purchase of dark fiber along Qwest's network. The proceeds from these contracts for the sale of dark fiber provide cash for a significant portion of the total estimated costs to construct the network and to provide the dark fiber that is being sold.

   Qwest believes that there continue to be opportunities to sell additional dark fiber throughout its network, and management continues to explore these opportunities with potential customers. However, Qwest does not expect to enter into additional agreements of the size and scope of the three significant contracts entered into during 1996 and 1997. Potential new customers include other inter-exchange carriers, cable, entertainment and data transmission companies, federal and state governments, Internet service providers, local exchange carriers and competitive local exchange carriers. To meet the needs of a diverse group of existing and potential customers, Qwest offers a wide variety of pricing and system options to meet specific needs of each customer. Customers may purchase or lease dark fiber or purchase capacity on a short- or long-term basis.


Significant Customers

   Two customers accounted for 31.2% and 36.6% of consolidated revenue, respectively, in 1997 primarily from construction contracts for the sale of dark fiber. No individual customer accounted for 10% or more of such revenue in 1998 or 1999.


Business Segments

   Qwest has two distinct business segments: communications services and construction services. Communications services provides a full array of traditional telecommunications, Internet protocol communications, web-based multimedia services and other data products and services to customers. Construction services provides turnkey fiber optic systems for major inter-exchange carriers and for Qwest's own use.

Communications Services

   Total revenue from communications services was approximately $3,703.1 million, $1,554.3 million and $115.3 million in 1999, 1998 and 1997, respectively.

     Business Services. Qwest markets the following products and services to businesses:

 . Dedicated Internet Access -- offer a premium level of performance and security because traffic is transmitted over a nationwide OC-48 Internet Protocol network at the highest rates available with nearly zero percent packet loss. Public and private peering arrangements are extensive for inter-provider data transmission

 . DSL -- Digital Subscriber Line technology utilizes the copper wire between a customer's business and the Regional Bell Operating Company's (RBOC's) central office, to allow data transfer faster. Qwest offers a suite of solutions for accessing both the public Internet and private intranets

 . Dedicated Hosting -- locates customer servers and equipment in secure, state-of- the-art Qwest CyberCenters(SM), which are supported 24/7 by highly trained staff. Applications are protected with redundant HVAC air filtration, fire suppression systems, UPS power protection, and diesel generator backup

 . Virtual Private Network -- private network systems provided over Qwest's network, and includes customized dialing plans, routing and calling privileges and customized billing features

 . Online Commerce -- Qwest's Q.commerce(sm) retail offers a complete e-commerce solution for retailers, business-to-business companies and direct mail outlets

 . Private Line -- dedicated point-to-point voice, data, video and fax in a range of products, packages and speeds

 . ATM -- comprehensive, state-of-the-art networking technology that leverages the power of the Qwest Macro CapacityO Fiber Network to handle Internet, data, images and voice traffic

 . Frame Relay -- a proven high-speed data packet service. Ideal for LAN-to-LAN connectivity allowing geographically dispersed locations to exchange Internet, data, images and voice communications

 .  Switched Voice -- voice service throughout the U.S. and to 230 countries

 . Operator Services -- services covering intra-LATA, intrastate, interstate and international automated (0+) and operator assisted (0-) calls

 . Qwest Professional Services -- taps into Qwest's industry-leading strategists, interactive designers and engineers to collaborate with customers to define and implement corporate information infrastructures

 .  Enhanced Services:

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

     These and other services can be bundled into service packages:

     . Q.guaranteed(SM) -- allows customers to combine domestic and international voice, data and Internet protocol services under a single plan, with rate advantages, rate and service guarantees and a single monthly invoice

     . Q.biz(SM) -- combined voice, data and Internet protocol services for small businesses

     . Q.integrity(SM) -- a major national account plan designed for large national and international businesses, offering voice and data service and integrated pricing, billing, reporting and support.

     Consumer Services. Qwest's Consumer Services group provides a full range of voice, data, video and related services and products geared to consumers and home business markets. In 1999, Qwest introduced a new line of web-based services for consumers under the name Q.home (sm) Internet Service. The service is delivered through an alliance with AOL/Netscape, which houses the service on its Internet portal. These services include:

    . Q.home Internet Access -- offering national dial-up Internet access for a competitive flat monthly rate for unlimited access, e-mail and news. The access software is provided by Netscape. Subscribers to Qwest long distance services receive a reduced fee

    . Q.home Send-A-Page -- a web-based paging service that allows customers to send text or numeric pages to other subscribers of the Qwest paging service. Subscribers enter the number, message and return number right on the Qwest paging web site

    . Q.home Click-to-Fax -- offers U. S. and international fax service through a web browser - just like an email. The recipient can receive the document through the fax or download it to a hard drive

    . Long distance -- competitive rates and simple terms on U. S. long distance, international, calling card and home 800 service, with all calls billed to the exact second after the first full minute

    . Prepaid calling cards -- toll-free connections billed in six-second increments.

    Wholesale Services. Products offered by Wholesale Services fall into the following four categories:

    . High-Volume Capacity -- Qwest provides high-volume transmission through lease and service agreements for terms of one year or longer. Qwest is targeting potential large users in the long distance market that may seek to augment their own networks or provide more diverse routing in strategic areas of their systems.

    . Dedicated Private Line -- Qwest provides dedicated private line services to a wide range of customers, generally for terms of one year or less. Qwest expects to offer these services over a significantly expanded geographic area now that its network is completed. In addition, Qwest provides high-speed voice and data services to carriers, Internet service providers and other communications entities.

    . Switched -- Qwest provides originating and terminating switched services over its switched services network to long distance carriers. This business increases volume on Qwest's switched services network and allows for more efficient utilization of circuits between switches. While carrier switched services generate revenue at lower margins than dedicated private line services, they contribute to the overall profitability of Qwest's network.

    . Other -- Wholesale Services also offers Dedicated Internet Access, Dedicated Hosting and Professional Services. These services are discussed in greater detail under Business Services.

    Customers are typically billed on a monthly basis and also may incur an installation or equipment charge. After contracts expire, they may be renewed or the services may be provided on a month-to-month basis. Switched services agreements are generally offered on a month-to-month basis, and the service is billed on a minutes-of-use basis.

    QwestLink. This new division is responsible for Qwest's local market expansion throughout the U. S., including the 25 cities recently announced. The Qwestlink division is creating a local access network for use by Qwest's customers by constructing or swapping fiber facilities in targeted markets. Qwestlink will also be responsible for overall procurement and management of access services from Incumbent Local Exchange Carriers ("ILECs"), Competitive Local Exchange Carriers ("CLECs"), and Data Local Exchange Carriers ("DLECs") on behalf of all Qwest groups.


Construction Services

    Construction Services builds fiber optic and conduit systems for other carriers and for its own use and sells dark fiber to other communications entities. Qwest used its Construction Services resources to implement its strategic plan to complete its network, in addition to providing Construction Services to third-party customers along the network routes. Total revenue from Construction Services was approximately $224.5 million, $688.4 million and $581.4 million in 1999, 1998 and 1997, respectively.


Competition

    The telecommunications industry is highly competitive. Any of Qwest's existing and potential competitors particularly in its communications services markets, compete with significantly greater financial, personnel, marketing and other resources, and have other competitive advantages.

    The telecommunications industry is in a period of rapid technological evolution, marked by increasing fiber, wireless and satellite transmission capacity, new technologies and the introduction of new products and services. Recent technological advances enable substantial increases in transmission capacity of both new and existing fiber, which could affect capacity supply and demand. Also, the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those provided by Qwest.

    High initial network cost and low marginal costs of carrying long distance traffic have led to a trend among non-facilities-based carriers to consolidate in order to achieve economies of scale. Such consolidation could result in larger, better-capitalized competitors. However, Qwest believes that owning its own network will offer an advantage over carriers that lease network capacity.

    Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996 (the "Telecommunications Act") have allowed significant new competitors to enter the industry, including local exchange carriers, previously prohibited from the inter-exchange market.

    In recent years, competition has increased dramatically in all areas of Qwest's communications services market. Qwest's primary competitors include AT&T, Sprint and MCI WorldCom, all of whom have extensive experience in the traditional long distance market. The impact of continuing consolidation in the industry, such as last year's merger of MCI and WorldCom and the pending merger between Sprint and MCI WorldCom, is uncertain. In addition, the Telecommunications Act will eventually allow the local exchange carriers and others to enter the long distance market.

    As Qwest expands its business into Internet Protocol services, it also competes with a wide range of companies besides AT&T, Sprint and MCI WorldCom that provide web hosting, Internet access and other Internet Protocol products and services. Significant competitors include GTE, UUNet (a subsidiary of MCI WorldCom), Digex, Abovenet, Intel and Exodus. In addition, many smaller companies have entered the market for web site design. Qwest's main advantage in this market is offering a complete line of Internet Protocol services, hosting offers, web development services and application provider service offers through the Company's joint venture with KPMG, combined with the advantages of its comprehensive network.

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

    In addition to Qwest, there are currently three other principal facilities-based long distance fiber optic networks (AT&T, Sprint and MCI WorldCom). Others are building or planning additional networks that, if constructed, could employ advanced technology similar to Qwest's network. Global Crossing, GTE, Broadwing and Williams Communications each may have a fiber network smaller in geographic scope and similar in potential operating capability to Qwest's network. Level 3 Communications may have a fiber network similar in geographic scope and potential operating capability to Qwest's network. However, Qwest's network was completed in mid-1999, at least a year ahead of the planned completion of the other networks mentioned above. Also, Qwest will be able to extend and expand the capacity of its network along secured rights of way, using the additional fibers retained by Qwest and the empty conduit installed along the initial build-out.

    Additionally, competitors such as MCI WorldCom and Level 3 have announced plans to construct local networks connected to their inter-city networks similar to the network Qwest is building. The opportunity to provide customers with end-to-end broadband capacity increases the value of the inter-city network.

    Global Crossing, which recently acquired Frontier Communications, announced major international fiber optic cable construction projects to expand high capacity access around the globe. Coupled with Frontier's domestic assets, Global Crossing will have significant reach into key market segments. Qwest, through its KPNQwest venture, is developing a pan-European network that combines both local broadband access and inter-city capabilities, which will utilize the multiple cables Qwest has capacity on across the Atlantic. The broadband access, both domestically and with KPNQwest, plus the expansion into Canada provide Qwest with broad geographic reach and scale. Both Level 3 and MCI WorldCom have announced international broadband networks that will compete with Qwest.

Research and Development

   In connection with the acquisitions of LCI, EUnet and Icon in 1998, Qwest expensed $760.0 million for in-process research and development projects since the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses as of the acquisition date. These projects relate to the development of advanced voice and data services as well as sophisticated network management and administration functions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations") Research and development costs incurred in the normal course of business are expensed as incurred. The Company incurred approximately $36.3 million and $ 27.7 million of such costs in 1999 and 1998, respectively. R&D costs were insignificant in 1997.


Regulatory Matters

   Qwest's communications services business is subject to federal, state, local, and international regulation.

   Regulatory Background. The telecommunications industry is in the process of fundamental change set in motion by the rise of digital technology and the Internet and the Telecommunications Act of 1996. These developments are breaking down traditionally distinct communications market categories, such as long distance and local, that had served as clear regulatory boundaries. As a result, there has been a lot of activity in recent years both at the state and federal levels to accommodate existing regulatory regimes to new legislative directives and technological and market imperatives.

   Historically, AT&T monopolized telecommunications services in the United States and the present structure of the U.S. telecommunications market, though now changing, is largely the result of the AT&T break-up. The break-up created seven Regional Bell Operating Companies (RBOCs), which continue to provide local exchange service in their geographically defined areas, and a single, national long distance carrier, which kept the AT&T name. The RBOCs were not permitted under the terms of the break-up to provide long distance telephone service between Local Access Transport Areas (LATAs) in the regions they serve. The breakup resulted in the creation of two distinct telecommunications market segments, which are only beginning to break down: the local exchange segment and the long distance segment. Over time, the long distance market has become competitive while the local exchange markets continue to be dominated by the RBOCs and other incumbent carriers.

   In 1996, Congress enacted the Telecommunications Act of 1996, which amended the Communications Act of 1934 in a manner intended to promote competition and deregulation in all U.S. communications markets. Among other things, the Act ordered the FCC to make rules requiring the RBOCs and other incumbent local exchange carriers to take steps to open their local networks to competition. The Act requires incumbent local exchange carriers to give nondominant carriers:

   . the ability to lease facilities, features, and functions of the incumbent local exchange carriers' local exchange networks;

   . the ability to interconnect nondominant carrier facilities with the incumbent local exchange carriers' networks; and

   . the ability to purchase and resell certain services provided by the incumbent local exchange carriers.

   The Telecommunications Act also included provisions allowing the RBOCs to enter the inter-LATA long distance market in the regions they serve once they have opened their local markets to competition. The Telecommunications Act has been the subject of many court challenges.

   Federal Regulation. The Federal Communications Commission (FCC) is the federal entity responsible for regulating interstate and international telecommunications services under the Communications Act of 1934, as amended. The Communications Act imposes more extensive requirements on incumbent common carriers that have some degree of market power, such as the RBOCs and other, longstanding independent local exchange carriers, than it imposes on nondominant common carriers that lack market power, such as Qwest. The FCC permits nondominant carriers to provide domestic long distance services without prior authorization. However, the FCC requires such carriers to obtain authorizations to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points. Qwest has obtained FCC authorization to provide international services.

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

   Foreign Regulation. To the extent Qwest, its affiliates or its joint ventures have authorizations to provide telecommunications services in foreign countries, it is subject to the regulatory, licensing, operational, and other requirements in those countries.

   Access Charge Reform. Qwest's costs of providing long distance services could be affected by changes in the rules controlling the form and amount of "access charges" local exchange carriers (LECs) are permitted to impose on inter-exchange carriers (IXCs) to originate and terminate long distance calls over local networks. There has been a great deal of regulatory activity over the past three years at the federal level, and in some states, to reform the access charge system. There were several significant developments in 1999 in ongoing proceedings and litigation surrounding access charge reform.

   First, the US Court of Appeals for the DC Circuit remanded to the FCC for "further explanation" the agency's calculation of a key productivity factor in the formula price cap LECs use to calculate per minute access charges. The FCC has not yet responded to the Court, but did ask for and receive a stay of the Court's order, which expires on March 31, 2000. The stay permitted the productivity factor being questioned by the Court to be used in LEC access tariff filings made in June, 1999, which generally had the effect of reducing the per minute rates for interstate switched access. Second, a group of LECs and IXCs submitted a proposal to the FCC for further reform of access charges. If adopted as proposed, interstate access charges paid by Qwest would be reduced in future years more quickly than is currently planned. The FCC has sought comment on the proposal and has indicated that final action on it is a high priority for 2000. Third, in August 1999, the FCC issued an Order permitting LECs greater flexibility in pricing certain interstate access services and establishing a framework for further pricing relief once greater competition for access services develops. The Order also allows LECs to charge access rates that more closely approximate the true cost of providing access service in a given geographic area.

   Changes in the interstate access charge structure also could affect the costs of providing long distance "phone-to-phone" voice services using Internet Protocol technology. Traditionally, providers of long distance voice services over the Internet and companies that use Internet protocol technology to provide long distance services have been exempt from access charges. The FCC has suggested, however, that access charges might appropriately be imposed on long distance phone-to-phone voice services that use the Internet Protocol. If the FCC allows local exchange carriers to levy access charges on carriers providing such services, Qwest's costs to provide such services could increase.

   Qwest cannot predict the outcome of the ongoing access charge proceedings or whether they will have a material impact on the company.

   Universal Service.  Qwest also incurs costs through its payments to state and
federal universal service funds.   These universal service funds generally
provide subsidies to qualified providers of local exchange service to ensure that low-income customers and those living in areas that are expensive to serve have affordable basic phone service. The federal Universal Service Fund, through the Schools and Libraries Program ("E-Rate") and the Rural Health Care Program, also helps subsidize telecommunications and Internet connections to qualified schools, libraries and rural health care providers. Qwest's payments to the funds are based on a percentage of its telecommunications revenues. Individual states generally assess for universal service support based on revenues from intrastate services, while the federal fund bases all contributions on revenues from interstate and international telecommunications services.

   Several recent regulatory and legal developments may affect the amount of Qwest's universal service liability. First, the US Court of Appeals for the Fifth Circuit ruled in July 1999 that the FCC does not have authority to include intrastate revenues in the revenue base for calculating carriers' federal
universal service contributions.   The Court's ruling may tend to increase the
universal service contributions of carriers that are primarily long distance providers, like Qwest. In that decision, the Court also upheld the "E-Rate." The FCC announced in May its intention to fund the program fully at $2.25 billion per year for the second funding year. Second, the FCC adopted a new high-cost universal service support mechanism for non-rural local carriers. The new mechanism, which includes a $230 million increase in the federal universal Service Fund, went into effect January 1, 2000, although the FCC has deferred provision of forward-looking high-cost support for non-rural carriers until the third quarter of 2000. At that time, Qwest's payments to the USF are likely to increase, although the amount of the increase cannot be predicted at this time. Qwest is unable to predict the effect on its operations of future action in FCC proceedings or pending judicial appeals concerning universal service.

   FCC Inquiry into Flat-Rate Charges on Long Distance Bills.   In July, 1999,
the FCC initiated an inquiry into the impact of flat-rate charges on long distance customers who make fewer calls, including charges to recover carriers' costs related to access charges, universal service and other federal regulatory action. The inquiry is not a rulemaking proceeding. However, the adoption of rules by the FCC in the future that limit or prohibit IXCs' from charging flat monthly fees to customers could negatively impact Qwest.

   Local Exchange Carrier Applications to Provide Long Distance Service. The Telecommunications Act permits RBOCs to enter the inter-LATA long distance markets within their service areas when the FCC determines that they have complied with the requirements of the Telecommunications Act and opened their local exchange networks to competition. On December 22, 1999, the FCC granted Bell Atlantic's application to provide inter-LATA services originating in New York. On January 10, 2000, SBC, Inc. filed an application with the FCC to provide inter-LATA services originating in Texas. Although other RBOCs have filed applications in the past, this is the only application pending before the FCC. Qwest is unable to predict when RBOCs will receive authority to compete in the long distance markets in other in-region states. Qwest expects, however, that the RBOCs will gain a significant share of the long distance markets in their service territories at the expense of current IXCs, including Qwest, once they obtain long distance authority.

   Supreme Court Decision on FCC Rules Implementing the Telecommunications Act. On January 25, 1999, the U.S. Supreme Court issued a decision that upheld many of the rules the FCC had promulgated to implement the portions of the Telecommunications Act that are designed to bring competition to local exchange markets. In the decision, the Supreme Court upheld the FCC's authority to implement the Telecommunications Act through rules binding on the states. The Supreme Court also upheld the FCC's regulations regarding state review of interconnection agreements, the granting of certain exemptions to rural incumbent local exchange carriers, and dialing parity. "Dialing parity" means that consumers can use nondominant carriers by dialing as they normally do, rather than having to dial extra access codes.

   The Supreme Court upheld several prior FCC rulings. First, the Court upheld the FCC's ruling that competitors need not own facilities in order to lease network elements from incumbent local exchange carriers. Second, it upheld the ruling that incumbent local exchange carriers may not separate combinations of network elements before providing them to nondominant carriers unless requested to do so. Third, the FCC was upheld in its ruling that network elements include the features, functions, and capabilities provided by means of network equipment. The Supreme Court also held that nondominant carriers may adopt particular provisions of another carrier's interconnection agreement without adopting the entire agreement.

   In the January 25, 1999 decision, however, the Supreme Court vacated the FCC's rules setting forth a national list of unbundled network elements (UNEs) which incumbents must provide, at a minimum, to competitors. The Court instructed the FCC to reconsider the list in light of the statutory criteria for defining UNEs. The FCC subsequently did so and completed its reconsideration in September 1999. In the new rules, the FCC required ILECs to make available five basic network elements that had been included in the 1996 list of network elements (local loops, network interface devices, interoffice transmission facilities, signaling networks and call-related databases, and operations support systems). The new rules include elements not on the original list, specifically subloops, dark fiber loops, and dark fiber transport. A sixth element on the original list, local circuit switching, will be restricted when used to serve business customers with four or more lines in the densest portions of the top 50 metropolitan statistical areas (MSAs). The seventh original element, operator services and directory assistance, is eliminated as a network element under the new rules.

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

   The US Court of Appeals for the Eighth Circuit still must review the method adopted by the FCC in 1996 for establishing prices for network elements and interconnection. Qwest is unable to predict what actions the court will take on pricing.

   The Supreme Court's decision is likely to have an impact on interconnection agreements between nondominant carriers and incumbents, the rules the states have adopted concerning local exchange competition, and the RBOCs' applications for entry into the inter-LATA long distance market. Qwest is unable to predict, however, how the decision will impact those matters or how the decision will affect competition.

   "Slamming" -- Unauthorized Changes of Consumers' Presubscribed Carriers. In 1997, the FCC began drafting rules designed to prevent "slamming," which is defined as the intentional, unauthorized switching of a customer's chosen local or long-distance carrier. In December 1998, the FCC released new rules governing slamming. These rules include: more stringent requirements for verifying a consumer's consent to change carriers, stronger liability provisions for carriers responsible for slamming, and procedures for determining customer and carrier liability after slamming has occurred. The FCC's new rules also broaden the scope of the prior carrier switch rules to cover not only switching of long distance services, but also the switching of local exchange and other services. In addition to issuing new rules, the FCC also sought comment on more proposed changes to the carrier change rules. These proposed changes include: the use of electronic and Internet procedures for verifying a consumer's consent to change carriers, modification of the procedures for using third parties to verify a consumer's consent to change carriers, and other carrier liability issues.

   The new slamming rules, except those dealing with liability, became effective in April of 1999. The effectiveness of the rules dealing with liability has been stayed indefinitely by the US Court of Appeals for the DC Circuit while the
FCC considers petitions for reconsideration.   In addition, an industry group
has filed a proposal with the FCC that would establish an independent third party administrator to resolve carrier switch disputes.

   Qwest has taken steps to implement the new slamming rules that have gone into effect. However, Qwest is unable to predict the outcome of ongoing FCC proceedings or the impact of these rules.

   In October, 1999, the FCC issued a Notice of Apparent Liability for Forfeiture (NAL) for $2.08 million against Qwest, thereby initiating an enforcement action against Qwest for "apparently willfully or repeatedly violating section 258 of the Communications Act of 1934, as amended (the Act), as well as Commission rules and orders, by changing the designated preferred carriers of thirty consumers without their authorization." Qwest has issued a public response to the NAL and held settlement discussions with the FCC, but there has been no final resolution of the matter.

   Truth-in-billing. In April 1999, the FCC adopted guidelines governing the format and content of telephone bills. These guidelines, which became effective on November 12, 1999, require carriers to (1) clearly identify the service provider responsible for each charge on the bill; (2) clarify when customers may withhold payment to dispute a charge without risking the loss of their basic local service; (3) identify on the bill the carrier to whom a customer should direct his or her complaint about a particular charge; and (4) utilize uniform descriptions for line item charges related to federal regulatory action. The adoption of these new rules will impact the way Qwest presents its bills to customers and Qwest expects to incur costs in complying with the new rules. The FCC also sought public comment on the uniform descriptions it should adopt for line item charges related to regulatory action, but no final determination has been made.

   Advanced Telecommunications Services. Advanced telecommunications services provide high-speed, switched, broadband telecommunications capability that enables users to originate and receive high-quality voice, data, graphics, and video telecommunications using any technology.

   In March of 1999, the FCC issued an Order intended to facilitate competitors' ability to lease space in the incumbent's central office (collocation space). The Commission adopted rules to strengthen collocation requirements and reduce the costs and delays associated with collocation. In particular, the Commission required incumbent LECs to make new collocation arrangements, including cageless and shared collocation, available to competing carriers.

   In November 1999, the FCC amended its unbundling rules to require incumbent LECs to provide unbundled access to a new network element, the high frequency portion of the local loop. The purpose is to enable "line sharing," which permits a competitive LEC to offer advanced services such as digital subscriber line service over the same line an incumbent offers voice service. The FCC hopes linesharing will enable competitive LECs to compete with incumbent LECs to provide xDSL-based services. In the same order, the FCC adopted spectrum management policies and rules to facilitate the competitive deployment of advanced services.

   The steps taken by the FCC with respect to line sharing may benefit Qwest by facilitating the provision of advanced local telecommunications services by new entrants in the local markets.

   Also in November 1999, the FCC clarified that digital subscriber line services (xDSL) used to provide high-speed Internet service are not subject to the discounted resale obligations of the 1996 Telecommunications Act when sold in bulk to Internet Service Providers (ISPs).

   Qwest is unable to predict the affect of matters pending in the advanced services proceedings. Qwest also is unable to predict what impact FCC action in this area would have on the nature of competition.

   Several companies also asked the FCC to require cable television companies to provide competitors with access to high capacity cable television lines, such as those used to provide Internet access services to cable television subscribers. To date, the FCC has declined to address this issue.

   Reciprocal Compensation for Internet Service Provider Transmissions. The Telecommunications Act requires local exchange carriers to pay each other reciprocal compensation for transporting and terminating each others' local calls. In June 1997, however, the incumbent local exchange carriers asserted that they were not required to pay reciprocal compensation to nondominant carriers for the transport and termination of calls to Internet service providers because they were not "local calls." On February 25, 1999, the FCC ruled that calls to Internet service providers are interstate calls, not local calls. However, the FCC said that state commissions could examine whether existing contracts specifically required ILECs to pay reciprocal compensation on calls destined for ISPs. A number of state commissions have concluded that existing interconnection contracts do require ILECs to pay reciprocal compensation for such calls. The FCC's ruling has been appealed in the courts. The FCC has sought comment on proposed federal rules that would govern the payment of reciprocal compensation for such calls, but no final action has been taken.

   1+ Dialing Parity. In many states, consumers wishing to use carriers other than the incumbent local exchange carrier for intra-LATA long distance services have had to dial special access codes to do so. The need to dial extra digits in these states makes it more difficult for Qwest to attract customers for its intra-LATA long distance service. If a nondominant carrier's customer attempts to make one of these calls by simply dialing "1" plus the desired number, the call will automatically be routed to the incumbent local exchange carrier in those states that have not required 1+ dialing parity. The Supreme Court's January 25, 1999 decision, which is discussed above, upheld the FCC's original rule requiring states to implement intra-LATA toll dialing parity by February 8, 1999. Due to the timing of the Supreme Court decision, the FCC permitted additional time, until the late summer of 1999, for states to complete implementation. With the exception of a few limited, rural areas for which incumbents were granted extensions, dialing parity should now be implemented nationwide. Qwest expects to benefit from the implementation of this 1+ calling capability.

   Federal Tariff Requirements. Qwest is required to file tariffs for its interstate and international long distance services with the FCC. In October 1996, the FCC adopted an order concluding that nondominant carriers, such as Qwest, would no longer be permitted to maintain tariffs on file with the FCC for domestic interstate services. This order applies to all nondominant interstate carriers, including AT&T. The order does not apply to local exchange providers. The FCC order was issued based on a provision in the Telecommunications Act, which generally permits the FCC to "forbear" from a given regulation if the FCC determines that forbearance will serve the public interest. In February 1997, the U.S. Court of Appeals for the District of Columbia Circuit halted implementation of the FCC order pending the Court's review of the order. Implementation of the order remains halted. If the FCC order is allowed to become effective, telecommunications carriers such as Qwest would no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms, and conditions on which they offer their interstate services. Instead, carriers such as Qwest would be required to maintain and make publicly available their rate and service information. In that situation, Qwest would rely on its sales force and direct marketing to provide pricing information to its customers.

   Qwest Joint Marketing Agreements. Based upon a complaint brought by AT&T, MCI WorldCom and other long distance carriers, the FCC in September 1998 disapproved two separate joint marketing agreements entered into by Qwest with US West and Ameritech. The FCC disapproved these agreements because it found that under those agreements, US West and Ameritech would be providing long distance services outside of their local areas in violation of the Telecommunications Act. The FCC did not find that Qwest had engaged in any unlawful conduct. Qwest, US West and Ameritech appealed the FCC's decision to the U.S. Court of Appeals for the District of Columbia Circuit, arguing that the agreements were lawful efforts under the Telecommunications Act to jointly market the local services of US West and

Ameritech with the long distance services of Qwest, and did not involve US West or Ameritech providing long distance service in their local areas. In June 1999, the court ruled against Qwest, US West, and Ameritech. Petitions by US West and Ameritech for re-hearing and for writ of certiori were subsequently denied.

   State Regulation. As discussed above, Qwest's local and intrastate long distance telecommunications operations are subject to various state laws and regulations. Many of these state laws and regulations address competition in the local exchange and intrastate long distance markets even though the FCC also has authority to implement rules governing competition in these markets. The U.S. Supreme Court's January 25, 1999 decision upholding many of the FCC's local competition rules and the FCC's subsequent adoption of new local competition rules, will likely impact many of the regulations the states have implemented and are in the process of implementing. Qwest is unable to predict, however, exactly what this impact will be or what actions the various states will take in light of the Supreme Court's decision.

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

  Regulation of International Services. In April, 1999, the FCC approved reform of the longstanding international settlements policy, deregulating inter-carrier settlement arrangements between U.S. carriers and foreign non-dominant carriers
on competitive routes.   The international settlements policy, which prohibits
U.S. carriers from accepting discriminatory terms and conditions for the termination of traffic in overseas markets, was originally designed to prevent monopoly foreign carriers from taking advantage of the competitive marketplace in the United States by playing one carrier off against another. The reform eliminated the international settlements policy for arrangements with foreign carriers that lack market power and for all arrangements on routes where rates to terminate U.S. calls are sufficiently low.

   Merger Applications. Qwest and U S WEST have stated their intention to merge and have filed applications with federal and state agencies seeking approval for the merger. Applications have been filed at the FCC and with the Public Service Commissions in the following nine states in the U S WEST region: Arizona, Colorado, New Mexico, Utah, Washington, Montana, Wyoming, Minnesota, and Iowa. Applications for merger approval were not required to be filed in the remaining five states in the US WEST region. In addition, Qwest has filed applications in connection with its merger in certain other states outside the US WEST service territory. All of these applications are currently under review by the appropriate federal and state government officials. On January 7, 2000, the Colorado Public Utility Commission issued a decision unanimously approving the merger application. The only condition adopted imposes a periodic audit requirement with respect to local network investment and maintenance.

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



Employees

    As of December 31, 1999, Qwest employed approximately 10,000 employees. None of Qwest's employees are currently represented by a collective bargaining agreement. Qwest believes that its relations with its employees are good.



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

    Qwest leases sales offices for its communications services business unit in major metropolitan locations in the United States and internationally.

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


Item 3.   Legal Proceedings

   Qwest has been named as a defendant in Drawhorn v. Qwest Communications International Inc. et al., Hudson v. Qwest Communications International Inc., Hord v. Qwest Communications International Inc. et al., and Cirese Construction
v. Qwest Communications, et al. The cases are purported class actions, filed in Texas, Indiana, Tennessee and Missouri, respectively, which involve the Company's right to install its fiber optic cable network in easements and right-of-ways crossing the plaintiff's land. In general, the Company obtained the rights to construct its network from railroads, utilities, and others, and installed its network along the rights of way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which Qwest's fiber optic cable network passes, and that the railroads, utilities, and others who granted to Qwest the right to construct and maintain its network did not have the legal ability to do so. The Indiana and Texas actions purport to be on behalf of a national class of owners of land over which Qwest's network passes; the Tennessee and Missouri actions purport to be on behalf of a class of such owners in Tennessee and Missouri. The complaints seek damages on theories of trespass and unjust enrichment, and punitive damages as well. Qwest has received, and may in the future receive, claims and demands related to rights of way issues similar to the issues in these cases that may be based on similar or different legal theories. Management believes that the Company has substantial defenses to the claims asserted in these actions, and intends to defend them vigorously.

   On September 15, 1998, in an action captioned Aaron Parnes v. Scott A. Baxter, Wayne B. Weisman, Richard M. Brown, Scott Harmolin, Samuel A. Plum, Icon CMT Corp. and Qwest Communications International Inc., the plaintiff filed a putative class action complaint in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court") against Icon, its directors and Qwest. In the suit, the plaintiff alleged that consummation of the Icon merger would subject the Icon stockholders to the control of the principal stockholder of Qwest after the consummation of the merger. The plaintiff further alleged that the Icon merger would constitute a change in control of Icon and impose heightened fiduciary duties on the members of the Icon board of directors to maximize stockholder value. The plaintiff also alleged that the members of the Icon board of directors violated their fiduciary duties by failing to auction Icon or to undertake an active "market check" for other potential bidders. The plaintiff sought, among other things, to have the Court declare the suit a proper class action, enjoin the Icon merger and require the members of the Icon board of directors to auction Icon and/or conduct a "market check," and to award monetary damages, together with costs and disbursements. The defendants filed answers denying the allegations of the complaint. No proceedings occurred in the case. On

February 17, 2000, the plaintiff filed a Notice of Dismissal, voluntarily dismissing the action without prejudice. Pursuant to the Notice, the Court ordered dismissal of the case on February 18, 2000.


   On April 3, 1998, in an action captioned Lionel Phillips v. LCI International Inc. and H. Brian Thompson, the plaintiffs filed a putative class action complaint in the United States District Court for the Eastern District of Virginia against LCI and H. Brian Thompson, the Chairman and Chief Executive Officer of LCI. The plaintiffs brought the action as a class action purportedly on behalf of stockholders of LCI who sold LCI Common Stock between February 17, 1998 and March 9, 1998. The plaintiffs alleged, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and misleading statements that LCI was not for sale at a time when negotiations between Qwest and LCI regarding a potential merger were allegedly ongoing. On June 25, 1998, defendants moved to dismiss the complaint on the grounds that it failed to state a claim against defendants. The complaint was dismissed, an amended complaint was filed and, on September 30, 1998, the District Court granted defendants' motion to dismiss the amended complaint. In a decision dated September 15, 1999, the United States Court of Appeals for the Fourth Circuit affirmed the lower court's dismissal of the amended complaint. Judgment was entered on October 13, 1999.

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


Item 4.   Submission of Matters to a Vote of Security Holders

   On November 2, 1999, the Qwest held a special shareholder meeting to vote on the approval of the merger and the adoption of the merger agreement between Qwest and U S WEST, Inc., and the approval and ratification of the Qwest Communications International, Inc. Equity Incentive Plan. There were 746,444,769 shares of Common Stock of Qwest that could be voted at the meeting, and 85.67%, or 639,479,234 shares, of Common Stock were represented at the meeting, in person or by proxy, which constituted a quorum. The results were as follows:


  1. Approval and adoption of the merger and the Agreement and Plan of Merger dated as of July 18, 1999 between Qwest and U S WEST, Inc., as amended:

               For                Against                  Abstain
               ---                -------                  -------
           611,830,544           20,116,831               7,531,859

  2. Approval and ratification of the Qwest Communications International Inc. Equity Incentive Plan:

               For                Against                  Abstain
               ---                -------                  -------
           597,355,907           32,728,560               9,394,767

                                    Part II.


Item 5.   Market for the Registrant's Common Stock and Related Shareholder
          Matters

    The information under the caption "Market for the Registrant's Common Stock and Related Shareholder Matters" on page 51 of Qwest's 1999 Annual Report is incorporated herein by reference.


Item 6.   Selected Financial Data

    The financial information in the table under the caption "Selected Financial Data" on page 21 of Qwest's 1999 Annual Report is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22-30 of Qwest's 1999 Annual Report is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The information under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 31 of Qwest's 1999 Annual Report is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

    Qwest's Consolidated Financial Statements and related Notes thereto and the Independent Auditors' Report on pages 32-50 of Qwest's 1999 Annual Report, as well as the unaudited information set forth in Note 15 - Selected Consolidated Quarterly Financial Data on page 50 of Qwest's 1999 Annual Report, are incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

                                   Part III.


Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

   The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in Qwest's definitive proxy statement for its annual meeting of stockholders to be filed with the commission by April 30, 2000.

                                    Part IV.


Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

   (a) List of documents filed as part of this report:

1.  Financial Statements:
      The following items are incorporated herein by reference from the pages indicated in the Company's 1999 Annual Report:
                                                                                                                         Page
                                                                                                                         ----
      Consolidated Statements of Operations for the three years ended December 31, 1999                                    33
      Consolidated Balance Sheets as of December 31, 1999 and 1998                                                         34
      Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999                          35
      Consolidated Statements of Cash Flows for the three years ended December 31, 1999                                    36
      Notes to Consolidated Financial Statements                                                                           37

2.1                      Agreement and Plan of Merger dated as of July 18, 1999 between U S WEST, Inc. and Qwest, as amended (incorporated herein by reference to Amendment No. 2 to Qwest's Registration
                         Statement on Form S-4/A filed September 17, 1999
3.1**                    Amended and Restated Certificate of Incorporation of Qwest.
3.2*****                 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Qwest.
3.3                      Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended
                         (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
3.4                      Amended and Restated Bylaws (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).
4.1(a)***                Indenture dated as of October 15, 1997 with Bankers Trust Company (including form of Qwest's
                         9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an
                         exhibit thereto).
4.1(b)****               Indenture dated as of August 28, 1997 with Bankers Trust Company (including form of Qwest's
                         10 7/8% Series B Senior Notes due 2007 as an exhibit thereto).
4.1 (c)****              Indenture dated as of January 29, 1998 with Bankers Trust Company (including form of Qwest's
                         8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an
                         exhibit thereto).
4.1(d)                   Indenture dated as of November 4, 1998 with Bankers Trust Company (including form of Qwest's
                         7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an
                         exhibit thereto)  (incorporated by reference to Qwest's Registration Statement on Form S-4
                         (File No. 333-71603) filed February 2, 1999).
4.1(e)                   Indenture dated as of November 27, 1998 with Bankers Trust Company (including form of Qwest's
                         7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an
                         exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4
                         (File No. 333-71603) filed February 2, 1999).
4.2(b)                   Registration Agreement dated November 27, 1998 with Salomon Brothers Inc relating to Qwest's
                         7.25% Senior Discount Notes due 2008 (incorporated by reference to Qwest's Registration
                         Statement on Form S-4 (File No. 333-71603) filed February 2, 1999).
4.3                      Indenture dated as of June 23, 1997 between LCI International, Inc., and First Trust National
                         Association, as trustee, Providing for the Issuance of Senior Debt Securities, including
                         Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the
                         7.25% Senior Notes due June 15, 2007 (incorporated by reference to exhibit 4(c) in LCI's
                         Current Report on Form 8-K dated June 23, 1997).
4.4                      Credit Agreement, dated as of March 31, 1999, among Qwest Communications International Inc., as Borrower, NationsBank, N.A., as Administrative Agent, and the Lenders party thereto
                         (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
10.1**                   Growth Share Plan, as amended, effective October 1, 1996.*
10.2                     Equity Incentive Plan, as amended.* (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 1999)


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




  10.31                  Common Stock Purchase Agreement dated as of December 14, 1998 with Microsoft Corporation
                         (incorporated by reference to Qwest's Current Report on Form 8-K filed December 16, 1998).
  10.32                  Registration Rights Agreement dated December 14, 1998 with Microsoft Corporation
                         (incorporated by reference to Qwest's Current Report on Form 8-K filed December 16, 1998).
  10.33                  Registration Rights Agreement dated as of April 18, 1999 with Anschutz Company and Anschutz
                         Family Investment Company LLC (incorporated by reference to Qwest's Current Report on Form
                         8-K/A filed April 28, 1999).
  10.34                  Common Stock Purchase Agreement dated as of April 19, 1999 with BellSouth Enterprises, Inc.
                         (incorporated by reference to Qwest's Current Report on Form 8-K/A filed April 28, 1999).
  10.35                  Registration Rights Agreement dated as of April 19, 1999 with BellSouth Enterprises, Inc.
                         (incorporated by reference to Qwest's Current Report on Form 8-K/A filed April 28, 1999).
  10.36                  Voting Agreement dated as of July 18, 1999 among each of the shareholders listed on the signature page thereto and U S WEST, Inc. (incorporated herein by reference to Qwest's
                         Current Report on Form 8-K dated July 20, 1999)
  10.37                  Agreement entered into as of July 18, 1999 between Qwest and Global Crossing Ltd.
                         (incorporated herein by reference to Qwest's Current Report on Form 8-K dated July 20, 1999)
  10.38                  Agreement dated as of July 18, 1999 between Qwest and Global Crossing Holdings Ltd.
                         (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended
                         June 30, 1999).
  10.39                  Purchase Agreement by and among Qwest, Slingshot Networks, LLC and Anschutz Digital Media,
                         Inc. dated September 26, 1999 (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended September 30, 1999).
  10.40                  Amended and Restated Operating Agreement of Slingshot Networks, LLC dated October 22, 1999
                         (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended September 30, 1999).
  21.1                   Subsidiaries of the Registrant (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
  23.1                   Consent of Independent Public Accountants
  23.2                   Consent of Independent Auditors
  27                     Financial Data Schedule


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


(b)  Reports on Form 8-K:

     During the quarter ended December 31, 1999, Qwest filed the following Current Reports on Form 8-K:

     (i) On October 27, 1999, Qwest filed a Current Report on Form 8-K announcing its third quarter 1999 results of operations.

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

                                        Qwest Communications International Inc.,
                                          a Delaware corporation

                                        By:  /s/ Robert S. Woodruff
                                             ---------------------------------
                                                 Robert S. Woodruff
                                             Executive Vice President--Finance
                                                and Chief Financial Officer
                                               (Principal Accounting Officer)

March 17, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                            Titles                        Date
    ---------                            ------                        ----

/s/ Philip F. Anschutz     Chairman of the Board of Directors     March 17, 2000
----------------------
    Philip F. Anschutz

/s/ Joseph P. Nacchio      Director, Chairman and Chief           March 17, 2000
---------------------      Executive Officer
    Joseph P. Nacchio

/s/ Robert S. Woodruff     Director, Executive Vice President -   March 17, 2000
----------------------     Finance and Chief Financial Officer
    Robert S. Woodruff     (Principal Accounting Officer)

/s/ Cannon Y. Harvey       Director                               March 17, 2000
--------------------
    Cannon Y. Harvey

/s/ Jordan L. Haines       Director                               March 17, 2000
--------------------
    Jordan L. Haines

/s/ Douglas M. Karp        Director                               March 17, 2000
-------------------
    Douglas M. Karp

/s/ Vinod Khosla           Director                               March 17, 2000
----------------
    Vinod Khosla

/s/ Douglas L. Polson      Director                               March 17, 2000
---------------------
    Douglas L. Polson

/s/ Craig D. Slater        Director                               March 17, 2000
-------------------
    Craig D. Slater

/s/ W. Thomas Stephens     Director                               March 17, 2000
----------------------
    W. Thomas Stephens