Form 10-Q
period 2000-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2000-05-12
CIK 1037949

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

                  For the quarterly period ended March 31, 2000

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
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification Number)
                  organization)

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

     The number of shares of Common Stock, $.01 par value, outstanding (the only class of common stock of the Company outstanding) was approximately 754.5 million, as of May 9, 2000.

                     QWEST COMMUNICATIONS INTERNATIONAL INC.
                          QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I.            Financial Information
    Item 1.            Financial Statements (Unaudited):
                           Condensed Consolidated Statements of Operations for the Three
                              Months Ended March 31, 2000 and 1999                                3
                           Condensed Consolidated Balance Sheets as of March 31, 2000 and
                              December 31, 1999                                                   4
                           Condensed Consolidated Statements of Cash Flows for the Three
                              Months Ended March 31, 2000 and 1999                                5
                           Notes to Condensed Consolidated Financial Statements                   6
    Item 2.            Management's Discussion and Analysis of Financial Condition and
                          Results of Operations for the Three Months Ended                       11
                          March 31, 2000 and 1999
    Item 3.            Quantitative and Qualitative Disclosures About Market Risk                20

PART II.           Other Information
    Item 1.            Legal Proceedings                                                         21
    Item 6.            Exhibits and Reports on Form 8-K                                          22

Signature Page                                                                                   26

Part I.  Financial Information

Item 1.  Financial Statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Information)
(Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   2000            1999
                                               -------------   -------------
Revenue:
      Communications services                     $ 1,216.8         $ 737.2
      Construction services                               -           141.2
                                               -------------   -------------

        Total revenue                               1,216.8           878.4
                                               -------------   -------------

Operating expenses:
      Access and network operations                   677.9           432.9
      Construction services                               -            76.8
      Selling, general and administrative             302.9           213.3
      Depreciation and amortization                   118.1            95.9
      Merger costs                                     21.2               -
                                               -------------   -------------

        Total operating expenses                    1,120.1           818.9
                                               -------------   -------------

        Earnings from operations                       96.7            59.5

Other expense (income):
      Interest expense, net                            37.6            32.0
      Other expense (income), net                      (0.5)            2.9
                                               -------------   -------------

        Total other expense                            37.1            34.9
                                               -------------   -------------

        Earnings before income taxes                   59.6            24.6

Income tax expense                                     47.0            19.8
                                               -------------   -------------

        Net earnings                              $    12.6         $   4.8
                                               =============   =============

Net earnings per share - basic and diluted        $    0.02         $  0.01
                                               =============   =============

     See accompanying notes to condensed consolidated financial statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Information)
(Unaudited)

                                                                              March 31,         December 31,
                                                                                2000                1999
                                                                          ----------------    ----------------
ASSETS
Current assets:
      Cash and cash equivalents                                              $     40.6          $    349.2
      Trade accounts and notes receivable, net                                  1,360.0             1,136.7
      Prepaid expenses and other                                                  355.7               299.3
                                                                        ----------------    ----------------
         Total current assets                                                   1,756.3             1,785.2

Property and equipment, net                                                     4,934.2             4,108.7

Excess of cost over net assets acquired, net                                    3,263.0             3,290.1

Investment in KPNQwest                                                            571.9               645.8

Other, net                                                                      1,449.8             1,228.3
                                                                        ----------------    ----------------
TOTAL ASSETS                                                                 $ 11,975.2          $ 11,058.1
                                                                        ================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                                       $    241.4          $    209.9
      Facility costs accrued and payable                                          276.8               275.4
      Debt and capital lease obligations                                          547.4                 1.4
      Accrued expenses and other                                                  897.9               751.7
                                                                        ----------------    ----------------
         Total current liabilities                                              1,963.5             1,238.4

  Debt and capital lease obligations, net of current portion                    2,390.7             2,368.3

  Other long-term liabilities                                                     496.8               394.9

  Minority interest                                                                49.2                55.2

  Commitments and contingencies

  Stockholders' equity:
      Preferred stock - $.01 par value; authorized 200.0 million
          shares; no shares issued and outstanding                                    -                   -
      Common stock - $.01 par value; authorized 5.0 billion
          shares; 753.7 million shares and 750.0 million shares
          issued and outstanding at March 31, 2000 and
          December 31, 1999, respectively.                                          7.5                 7.5
      Paid-in capital                                                           7,370.5             7,278.3
      Accumulated other comprehensive income                                      101.8               132.9
      Accumulated deficit                                                        (404.8)             (417.4)
                                                                        ----------------    ----------------
         Total stockholders' equity                                             7,075.0             7,001.3
                                                                        ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 11,975.2          $ 11,058.1
                                                                        ================    ================

      See accompanying notes to condensed consolidated financial statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)
(Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                             -----------------------------
                                                                                                 2000             1999
                                                                                             -------------    ------------
Net cash provided by (used in) operating activities                                                $ 22.9         $ (79.6)
                                                                                             -------------    ------------

Cash flows from investing activities:
     Acquisitions and investments, net of cash acquired                                             (14.6)          (15.3)
     Expenditures for property and equipment                                                       (910.6)         (299.8)
                                                                                             -------------    ------------
         Net cash used in investing activities                                                     (925.2)         (315.1)
                                                                                             -------------    ------------

Cash flows from financing activities:
     Repayments of long-term debt                                                                    (1.6)           (1.8)
     Net borrowings under revolving credit facilities                                               544.3               -
     Proceeds from employee stock transactions                                                       51.0            58.0
     Other                                                                                              -            (5.3)
                                                                                             -------------    ------------
         Net cash provided by financing activities                                                  593.7            50.9
                                                                                             -------------    ------------
         Net decrease in cash and cash equivalents                                                 (308.6)         (343.8)

Cash and cash equivalents, beginning of period                                                      349.2           462.8
                                                                                             -------------    ------------
Cash and cash equivalents, end of period                                                           $ 40.6         $ 119.0
                                                                                             =============    ============

Supplemental disclosure of cash flow information:
    Cash paid for interest, net                                                                    $  8.1         $   5.3
                                                                                             =============    ============

Supplemental disclosure of significant non-cash investing and financing activities:
    Income tax benefit attributable to exercise of employee stock options                          $ 41.2         $  29.2
                                                                                             =============    ============
    Unrealized gain on marketable equity securities, net of tax                                    $ 33.8         $  57.2
                                                                                             =============    ============

      See accompanying notes to condensed consolidated financial statements

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2000 and 1999
(Unaudited)

(1)  Business and Background

         Qwest Communications International Inc. ("Qwest") is a leading broadband Internet communications company. Qwest's services include Internet, multimedia, data and voice services that are sold to business, consumer and government customers. Internet and multimedia services include Internet Protocol ("IP") enabled services such as dedicated and dial up Internet access, web hosting, co-location access, voice over IP, application hosting and mass storage services. Qwest also provides high-volume voice and conventional private line services to other communications providers, as well as to Internet service providers ("ISPs"), and other data service companies. Internet and multimedia services are being developed in partnership with leading information technology companies to align Qwest with existing and anticipated market demand.

(2)  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of normal recurring items, necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K (as incorporated by reference from its annual report to shareholders) for the year ended December 31, 1999. Certain prior year balances have been reclassified to conform to the current year presentation.

(3)  U S WEST Merger Agreement

         In July 1999, Qwest entered into a definitive merger agreement with U S WEST, Inc. ("U S WEST"). Under terms of the merger agreement, Qwest will issue shares of its common stock having a value of $69.00 for each share of U S WEST common stock, subject to a "collar" on Qwest's average stock price between $28.26 and $39.90 per share. The number of Qwest shares to be issued for each U S WEST share will be determined by dividing $69.00 by the average of the daily volume weighted average prices of Qwest common stock for 15 randomly selected trading days over a 30-day measurement period ending three days before the closing of the transaction, provided that Qwest will not issue more than 2.44161 shares for each U S WEST share or less than 1.72932 shares for each U S WEST share. The transaction will be accounted for as a purchase.

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

         U S WEST may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the average Qwest share price during the measurement period is less than $22.00. The Boards of Directors and stockholders of both Qwest and U S WEST have approved the proposed transaction. As of March 31, 2000, the merger had received required approval from the Federal Communications Commission ("FCC"), pending approval of divestiture of the long distance business in the U S WEST territory, as well as approval from the regulators in the states of Colorado, Iowa and Montana. Approval from regulators in Arizona, Minnesota, Washington, Wyoming and Utah is pending. The merger is expected to close by mid-summer 2000.

         As a result of the transaction, Qwest will become subject to the regulations applicable to U S WEST, a Regional Bell Operating Company ("RBOC"). Generally, effective as of the closing of the transaction, Qwest may not

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2000 and 1999
(Unaudited)

provide inter-LATA transport services within U S WEST's 14-state region until it receives approval to provide such services under Section 271 of the Telecommunications Act of 1996. Therefore, Qwest filed a divestiture plan with the FCC in April 2000. Under this plan, Qwest has agreed to sell its long distance business in the U S WEST territory to Touch America, Inc., the telecommunications subsidiary of The Montana Power Company. Approval of the divestiture plan is expected by the end of June.

         In connection with the termination of the U S WEST and Global Crossing LTD. ("Global") merger agreement, U S WEST paid Global a break-up fee of $140.0 million in cash, which Qwest advanced to U S WEST. U S WEST also agreed to return $140.0 million in Global shares, valued at $62.75 per share, purchased by U S WEST in connection with its agreement with Global. In addition to the break-up fee and returning of the Global shares, Qwest agreed to purchase $140.0 million in services from Global over four years at the best commercially available prices.

(4)  Comprehensive Income

         The following table represents the calculation of comprehensive income
(loss) (in millions):

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                           2000         1999
                                                       -----------   ----------

Net earnings                                             $    12.6    $    4.8
                                                       -----------   ----------
Other comprehensive income:
 Net unrealized holding gains on securities, net of
  related taxes of $22.5 million and $31.1 million            33.8        57.2
 Foreign currency translation adjustments                    (64.9)       (1.4)
                                                       -----------   ----------
Total other comprehensive income (loss)                      (31.1)       55.8
                                                       -----------   ----------
Comprehensive income (loss)                              $   (18.5)   $   60.6
                                                       ===========   ==========


(5)  Investments

         In February 2000, Qwest made an equity investment of approximately $10.0 million in cash in high-speed, DSL local networks through an agreement with Jato Communications Corp. ("Jato"), a packet-based Competitive Local Exchange Carrier ("CLEC") that provides high-speed Internet access, network connectivity and associated broadband applications and services to small and medium-sized businesses. Under this agreement, Qwest will enhance its ability to provide customers high-speed DSL connectivity by expanding the current areas covered by separate agreements the Company has with Covad Communications Group Inc. and Rhythms NetConnections Inc. Qwest's investment in Jato is accounted for under the cost method.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2000 and 1999
(Unaudited)

(6)  Debt and Capital Lease Obligations

        Debt and capital lease obligations consisted of the following (in millions):

                                                   March 31,     December 31,
                                                      2000           1999
                                                  ------------   ------------
           Fixed rate debt at interest rates
            ranging from 7.25% to 10 7/8%         $   2,361.4    $   2,344.1
           Revolving credit facilities                  544.3           -
           Capital lease and other obligations           32.4           25.6
                                                  ------------   ------------
           Subtotal                                   2,938.1        2,369.7
            Less current portion                       (547.4)          (1.4)
                                                  ------------   ------------
           Debt and capital lease obligations     $   2,390.7    $   2,368.3
                                                  ============   ============

        Unamortized discounts on senior discount notes totaled $207.5 million and $224.8 million as of March 31, 2000 and December 31, 1999, respectively.

        In March 1999, the Company entered into a $1.0 billion credit agreement "the Existing Facility" with a syndicate of banks. This credit agreement provides for two five-year revolving credit facilities for a total of $500.0 million and one 364-day revolving credit facility in the amount of $500.0 million. The credit facilities bear interest at either the bank base rate of interest or LIBOR, plus an applicable margin.

        In March 2000, the Company amended the Existing Facility to extend the term of the $500.0 million 364-day revolving credit facility and added an additional $1.0 billion credit facility "the New Facility". As a result of the extension of the Existing Facility and the addition of the New Facility, the Company now has $2.0 billion in revolving credit facilities. The Existing Facility contains a provision whereby all amounts outstanding under the agreement must be repaid as a result of a "change of control" of the Company. While the Company does not believe that a change of control will occur as a result of the U S WEST merger, the Company negotiated an amendment to the Existing Facility to specifically exclude the U S WEST merger from the "change of control" provision.

(7)  Income Taxes

        Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate (35%) to earnings before income taxes as a result of the following items:

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                           2000         1999
                                                       -----------   ----------

              Statutory income tax expense                   35.0%        35.0%
                State taxes, net of federal effect            9.9%          -
                Goodwill amortization                        12.8%        28.7%
                Merger costs                                 12.4%          -
                Foreign losses                                8.1%        12.5%
                Other, net                                    0.7%         4.3%
                                                       -----------   ----------
                 Total income tax expense                    78.9%        80.5%
                                                       ===========   ==========

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2000 and 1999
(Unaudited)

(8)  Commitments and Contingencies

     (a)  Capacity Purchase Commitment

     In July 1999, Qwest and Global entered into a purchase agreement under which Qwest agreed to purchase services from Global over a four-year period in a total amount of $140.0 million. This agreement was entered into in connection with Qwest's definitive merger agreement with US WEST and the termination of the US WEST and Global merger agreement. At the end of the two year period following the signing of the agreement, Qwest must pay Global an amount equal to the difference between $140.0 million and the amount of the services purchased under the agreement at that time. The amount of the differential payment will be credited by Global against all purchases by Qwest of services from Global during the remaining two years of the agreement. Under the agreement, Qwest is entitled to purchase services on any of Global's network segments at the most favorable commercially available prices offered by Global. As of March 31, 2000 the total remaining commitment under this purchase agreement was approximately $48.0 million.

     (b)  CyberCenter Construction and Managed Operations Commitment

       In March 2000, Qwest and IBM Global Services ("IBM") formed a strategic business alliance to deliver next-generation e-business services and applications through the construction and activation of new Qwest CyberCenters(sm) throughout North America. IBM will build and provide operational support for 28 additional CyberCenters. IBM will lease hosting space in these CyberCenters and will purchase telecommunications services from Qwest, with the total revenue to be approximately $2.5 billion over the seven-year term of the agreement. Under this alliance Qwest agreed to purchase equipment and services from IBM over a seven-year period, which combined with the construction services amounts to approximately $2.5 billion. The Company had not purchased any of these services as of March 31, 2000.

     (c)  Legal Matters

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

(9)  Weighted Average Shares Outstanding

        For the three months ended March 31, 2000 and 1999, the weighted average number of shares used for computing basic earnings per share was 751.5 million and 698.3 million, respectively. The weighted average number of shares used for computing diluted earnings per share for the three months ended March 31, 2000 and 1999, was 789.4 million and 737.1 million, respectively (including incremental common shares attributable to dilutive securities related to options, warrants and growth shares of 37.9 million and 38.8 million, respectively).

(10) Business Segment Information

        Historically, the Company's two business segments were Communications Services and Construction Services, each having a separate management team and infrastructure, offering different products and services, and utilizing different marketing strategies to target different types of customers. Communications Services include Internet, multimedia, data and voice services that are sold to business, consumer and government customers. Construction Services constructed and installed fiber optic systems for other communications entities, as well as for the Company's own use. With the completion of the Company's network, Construction Services is no longer evaluated as a separate segment by the Company's chief operating decision-maker.

QWEST COMMUNICATIONS INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2000 and 1999
(Unaudited)

        The following table presents summarized financial information related to business segments (in millions):

                                                 Communications       Construction       Corporate/       Consolidated
                                                    Services            Services         Unallocated          Total
                                                 --------------      --------------     -------------    --------------
        Three Months Ended March 31, 2000
        Revenue                                  $     1,216.8       $         -        $        -        $    1,216.8
        Earnings (loss) from operations          $       236.0       $         -        $     (139.3)     $       96.7

        Three Months Ended March 31, 1999
        Revenue                                  $       737.2       $       141.2      $        -        $      878.4
        Earnings (loss) from operations          $       100.7       $        54.7      $      (95.9)     $       59.5

        Corporate/unallocated operating expenses consist of the following:

                                                       Three Months Ended
                                                             March 31,
                                                 ---------------------------------
                                                      2000               1999
                                                 -------------       -------------
        Depreciation and amortization            $       118.1       $        95.9
        Merger costs                             $        21.2       $         -

        The Company's areas of operations are principally in the United States and Europe, and the Company is developing network assets in Mexico and Canada. No single European country or geographic area is significant to the Company's consolidated operations. The Company has a significant investment in Amsterdam-based KPNQwest. As of March 31, 2000 the carrying value of Qwest's investment in KPNQwest, a European joint venture, was $571.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

         This report contains or incorporates by reference "forward-looking statements", as that term is used in federal securities laws, about Qwest's financial condition, results of operations and business. These statements include, among others:

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

Overview

         Qwest Communications International Inc. ("Qwest") is a leading broadband Internet communications company. Qwest's services include Internet, multimedia, data and voice services that are sold to business, consumer and government customers. Internet and multimedia services include Internet Protocol ("IP") enabled services such as dedicated and dial up Internet access, web hosting, co-location access, voice over IP, application hosting and mass storage services. Qwest also provides high-volume voice and conventional private line services to other communications providers, as well as to Internet service providers ("ISPs"), and other data service companies. Internet and multimedia services are being developed in alignment with existing and anticipated market demand in partnership with leading information technology companies, including the following:

      .  Microsoft Corporation for business applications and service;

      . IBM Global Services to build and provide operational support for the deployment of CyberCenters(sm);

      . KPMG LLP (through the Qwest Cyber.Solutions joint venture) for application service provider, application hosting and application management services;

      . SAP America, Inc. and Hewlett Packard Company for hosting and systems management services;

      . Covad Communications Group, Inc. ("Covad"), Jato Communications Corp. ("Jato") and Rhythms NetConnections Inc. ("Rhythms") for digital subscriber line ("DSL") technology for high-speed local network connectivity;

      . Oracle Corporation and Siebel Systems, Inc. for application hosting services; and

      .  Hewlett Packard Company for high-end data storage.

         Central to Qwest's strategy is the Qwest Macro Capacity(SM) Fiber Network, a high-capacity IP-based fiber optic network designed to allow customers to seamlessly exchange multimedia content -- images, data and voice. The technologically advanced network spans over 25,500 route-miles in North America. The network employs a self-healing SONET ring architecture. It is equipped with advanced fiber and state-of-the-art transmission electronics. Qwest's network architecture supports IP, Asynchronous Transfer Mode ("ATM") and frame relay services, as well as circuit switched services.

         The Company announced in late 1999 that it would be the first company in the year 2000 to build a nationwide Internet Protocol OC-192 link carrying commercial traffic at 10 gigabits-per-second with the reliability of SONET architecture. Qwest also will be the first company in 2000 to introduce an all-optical Internet network coast-to-coast with maximum reliability. In addition, Qwest's European joint venture, KPNQwest, is building and will operate an 11,800-mile network spanning 46 business markets in Europe.

         Qwest is also expanding its network to carry international data and voice traffic to Canada, Mexico and the Far East. In December 1999, the Company completed a 4,300 route-mile network in Canada. In addition, the 1,400 route-mile Mexico network is complete. The Company is participating in a consortium of communications companies that is building an underwater cable system connecting the United States to Japan. Scheduled for completion by the fourth quarter of 2000, the 13,125-mile four-fiber pair cable will ultimately be capable of transmitting information at the rate of 640 gigabits per second.

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

         In July 1999, Qwest entered into a definitive merger agreement with U S WEST, Inc. Under terms of the merger agreement, Qwest will issue shares of its common stock having a value of $69.00 for each share of U S WEST common stock, subject to a "collar" on Qwest's average stock price between $28.26 and $39.90 per share. The number of Qwest shares to be issued for each USWEST share will be determined by dividing $69.00 by the average of the daily volume weighted average prices of Qwest common stock for 15 randomly selected trading days over a 30-day measurement period ending three days before the closing of the transaction, provided that Qwest will not issue more than 2.44161 shares for each U S WEST share or less than 1.72932 shares for each U S WEST share. The transaction will be accounted for as a purchase.

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

         U S WEST may terminate the merger agreement if the closing price of Qwest's shares is below $22.00 for 20 consecutive trading days before the closing, or if the average Qwest share price during the measurement period is less than $22.00. The Boards of Directors and stockholders of both Qwest and U S WEST have approved the proposed transaction. As of March 31, 2000, the merger had received required approval from the Federal Communications Commission ("FCC"), pending approval of divestiture of the long distance business in the U S WEST territory, as well as approval from the regulators in the states of Colorado, Iowa and Montana. Approval from regulators in Arizona, Minnesota, Washington, Wyoming and Utah is pending. The merger is expected to close by mid-summer 2000.

         As a result of the transaction, Qwest will become subject to the regulations applicable to U S WEST, a Regional Bell Operating Company ("RBOC"). Generally, effective as of the closing of the transaction, Qwest may not provide inter-LATA transport services within U S WEST's 14-state region until it receives approval to provide such services under Section 271 of the Telecommunications Act of 1996. Therefore, Qwest filed a divestiture plan with the FCC in April 2000. Under this plan, Qwest has agreed to sell its long distance business in the U S WEST territory to Touch America, Inc., the telecommunications subsidiary of The Montana Power Company. Approval of the divestiture plan is expected by the end of June.

         In connection with the termination of the U S WEST and Global Crossing LTD. ("Global") merger agreement, U S WEST paid Global a break-up fee of $140.0 million in cash, which Qwest advanced to U S WEST. U S WEST also agreed to return $140.0 million in Global shares, valued at $62.75 per share, purchased by U S WEST in connection with its agreement with Global. In addition to the break-up fee and returning of the Global shares, Qwest agreed to purchase $140.0 million in services from Global over four years at the best commercially available prices.

Strategic Investments and Other Alliances

Investment in Jato Communications Corp. In February 2000, Qwest made an equity investment of approximately $10.0 million in cash in high-speed, DSL local networks through an agreement with Jato Communications Corp. ("Jato"), a packet-based Competitive Local Exchange Carrier ("CLEC") that provides high-speed Internet access, network connectivity and associated broadband applications and services to small and medium-sized businesses. Under this agreement, Qwest will further enhance its ability to provide customers high-speed DSL connectivity by expanding the current areas covered by separate agreements the Company has with Covad Communications Group Inc. and Rhythms NetConnections Inc. Qwest's investment in Jato is accounted for under the cost method.

Strategic Relationship IBM Global Services. In March 2000, Qwest and IBM Global Services ("IBM") formed a strategic business alliance to deliver next-generation e-business services and applications through the construction and activation of new Qwest CyberCenters(sm) throughout North America. IBM will build and provide operational support for 28 additional CyberCenters. IBM will lease hosting space in these CyberCenters and will purchase telecommunications services from Qwest, with the total revenue to be approximately $2.5 billion over the seven-year term of the agreement. Under this alliance Qwest agreed to purchase equipment and services from IBM over a seven-year period, which combined with the construction services amounts to approximately $2.5 billion. The Company had not purchased any of these services as of March 31, 2000.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

        The Company reported net earnings of $12.6 million for the three months March 31, 2000, compared to net earnings of $4.8 million for the same period of the prior year. Excluding merger costs related to the Company's pending merger with U S WEST and the non-recurring gain on the sale of certain equity investments of the Company, net earnings for the three months ended March 31, 2000 would have been $30.0 million, compared to net earnings of $4.8 million, for the three months ended March 31, 1999. The results of operations for the three months ended March 31, 2000 exclude the operating results of EUnet International Limited ("EUnet") which was contributed to the KPNQwest joint venture on April 1, 1999.

        Revenue. Components of revenue for the three months ended March 31, 2000 and 1999 were as follows (in millions):

                                Three Months Ended
                                    March 31,
                                ------------------    Increase
                                  2000      1999     (Decrease)
                                --------- --------   ----------
       Communications services  $ 1,216.8 $  737.2   $    479.6
       Construction services          -      141.2       (141.2)
                                --------- --------   ----------
          Total revenue         $ 1,216.8 $  878.4   $    338.4
                                ========= ========   ==========

        During the three months ended March 31, 2000, as compared to the same period of the prior year, Communications Services revenue increased due to the growth in Internet, multimedia, data and voice services sold to business, government and wholesale customers. With the completion of the Company's network, Construction Services no longer generates revenue from network construction.

        Operating Expenses. Components of operating expenses for the three months ended March 31, 2000 and 1999 were as follows (in millions):

                                    Three Months Ended
                                        March 31,
                                    ------------------    Increase
                                      2000      1999     (Decrease)
                                    --------- --------   ----------
Access and network operations       $   677.9 $  432.9   $    245.0
Construction services                     -       76.8        (76.8)
Selling, general and administrative     302.9    213.3         89.6
Depreciation and amortization           118.1     95.9         22.2
Merger related costs                     21.2      -           21.2
                                    --------- --------   ----------
  Total operating expenses          $ 1,120.1 $  818.9   $    301.2
                                    ========= ========   ==========

        Expenses for access and network operations primarily consist of the cost of operating the Company's network, Local Exchange Carrier ("LEC") access charges and the cost of leased capacity. The increase in access and network operations for the three months ended March 31, 2000 over the same period of the prior year was primarily attributable to internally generated growth in Communications Services revenue. Expressed as a percentage of Communications Services revenue, access and network operations expenses were 55.7% and 58.7% for the three months ended March 31, 2000 and 1999, respectively. As a result of the completion of the network in 1999, the Company was able to serve more customer needs over its own network, thereby reducing leased capacity costs as a percentage of revenue.

        Expenses for Construction Services consist primarily of costs to construct the Company's network, including conduit, fiber, cable, construction crews and rights of way. Costs attributable to the construction of the network for the Company's own use are capitalized. The construction of the network is now complete.

        Selling, general and administrative ("SG&A") expense includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. The increase in SG&A for the three months ended March 31, 2000 as compared to the same period of the prior year, was due primarily to the following: increased sales and marketing efforts; additional bad debt expense related to the increase in Communications Services revenues; increased payroll-related costs from the recruiting and hiring of additional sales and administrative personnel; increased commissions expense related to the growth in Communications Services revenue; additional building rent expense related to increased space obtained in response to the Company's infrastructure growth; and increased property taxes and maintenance costs related to the expansion of the Company's network. Expressed as a percentage of total revenue, SG&A expense was 24.9% and 24.3% for the three months ended March 31, 2000 and 1999, respectively. SG&A is expected to increase as revenues continue to grow, and the Company continues to intensify brand advertising, as data product and service offerings are expanded and as additional capacity is lit on the Company's network.

        The Company's depreciation and amortization expense increased due primarily to activating segments of the Company's network, as well as purchases of assets to accommodate the Company's growth. The Company expects that depreciation expense will continue to increase in subsequent periods as the Company continues to activate additional capacity on its network, and continues the build-out of local networks and CyberCenters.

        During the three months ended March 31, 2000, the Company recorded $21.2 million in merger-related costs. These merger-related costs were incurred in conjunction with the pending merger with U S WEST and are comprised of direct, incremental costs.

        Other Expense (Income). Components of other expense (income) for the three months ended March 31, 2000 and 1999, were as follows (in millions):

                                Three Months Ended
                                    March 31,
                                ------------------    Increase
                                  2000      1999     (Decrease)
                                --------- --------   ----------
   Interest expense, net        $    37.6 $   32.0   $      5.6
   Other expense (income), net       (0.5)     2.9         (3.4)
                                --------- --------   ----------
   Total other expense (income) $    37.1 $   34.9   $      2.2
                                ========= ========   ==========

        The increase in interest expense, net during the three months ended March 31, 2000 and 1999, as compared to the same period of the prior year, resulted from the increase in the Company's borrowings on credit facilities during the first quarter. The change in other expense (income), net for the three months ended March 31, 2000 as compared to the same period of the prior year is primarily attributable the gain on the sale of certain investments of the Company in 2000, partially offset by a decrease in interest income due to lower average cash balances, and losses on equity investments (principally Qwest's proportionate share of KPNQwest losses).

        Income Taxes. The Company's effective tax rate for the three months ended March 31, 2000 differed from the statutory income tax rate primarily as a result of state income taxes, the non-deductibility of acquisition-related goodwill, merger costs, and foreign losses. The effective tax rate for the first quarter of 1999 differed from the statutory rate primarily as a result of the non-deductibility of acquisition-related goodwill and foreign losses.

Liquidity and Capital Resources

        During the three months ended March 31, 2000, cash provided by operations was $22.9 million; cash used in investing activities was $925.2 million, including $910.6 million of capital expenditures; and cash provided by financing activities was $593.7 million. Cash provided by financing activities includes approximately $544.3 million in borrowings on the Company's credit facilities, and employee stock transactions of $51.0 million.

        The Company believes that its available cash and cash equivalent balances at March 31, 2000, cash flow from operations, its available credit agreement (described below) and possible bank or debt financing activities will satisfy its currently anticipated cash requirements for at least the next 12 months. The Company anticipates capital expenditures during the remainder of 2000 to support its growth in Communications Services, including continued expansion of data products and services, activation of additional capacity along the Company's network, new CyberCenter deployments and local access initiatives to be approximately $2.4 billion.

        In March 1999, the Company entered into a $1.0 billion credit agreement "the Existing Facility" with a syndicate of banks. This credit agreement provides for two five-year revolving credit facilities for a total of $500.0 million and one 364-day revolving credit facility in the amount of $500.0 million. The credit facilities bear interest at either the bank base rate of interest or LIBOR, plus an applicable margin.

        In March 2000, the Company amended the Existing Facility to extend the term of the $500.0 million 364-day revolving credit facility and added an additional $1.0 billion credit facility "the New Facility". As a result of the extension of the Existing Facility and the addition of the New Facility, the Company now has $2.0 billion in revolving credit facilities. The Existing Facility contains a provision whereby all amounts outstanding under the agreement must be repaid as a result of a "change of control" of the Company. While the Company does not believe that a change of control will occur as a result of the U S WEST merger, the Company negotiated an amendment to the Existing Facility to specifically exclude the U S WEST merger from the "change of control" provision.

Regulatory Matters --Recent Developments

         Access Charge Reform. Qwest's costs of providing long distance services could be affected by changes in the rules controlling the form and amount of "access charges" local exchange carriers ("LECs") are permitted to impose on interexchange carriers ("IXCs") to originate and terminate long distance calls over local networks. During the first quarter of 2000, there has been significant activity at the FCC with respect to a comprehensive access charge reform proposal submitted by a group of six carriers (incumbent LECs and IXCs) called the Coalition for Affordable Local and Long Distance Service ("CALLS"). According to the members of CALLS, the proposed reform of the federal price cap access charge regime would reduce per-minute access charges by over $2 billion annually and also would combine the existing Subscriber Line Charge ("SLC") and Presubscribed Interexchange Carrier Charge ("PICC") into a single monthly federal end user charge. The proposal, if adopted by the FCC, could result in a significant reduction in Qwest's access charge liability. However, the proposal would also add an additional $650 million per year to the federal Universal Service Fund, which may increase Qwest's USF support liability. The FCC has received public comment on the CALLS proposal and is expected to take final action with respect to the proposal in the second quarter of 2000. Qwest cannot predict the outcome of the FCC's proceeding on the CALLS proposal nor its precise impact on Qwest, either before or after its planned merger with U S WEST (an incumbent LEC that receives access payments). In a related development, the US Court of Appeals for the District of Columbia Circuit extended until June 30, 2000, its stay of its 1999 order remanding the FCC price cap formula for "further explanation" of the method for calculating a key price cap productivity factor.

         Universal Service. Qwest also incurs costs through its payments to state and federal universal service funds. Qwest's payments to the state funds are based on revenues from intrastate services, while the federal fund bases all contributions on revenues from interstate and international telecommunications services. As discussed above under Access Charge Reform, the CALLS proposal currently before the FCC, if adopted, would add an additional $650 million per year to the federal Universal Service Fund. This may increase Qwest's USF support liability. On April 13, 2000, the FCC announced that the third year of the Schools and Libraries Program ("E-Rate"), which subsidizes telecommunications and Internet connections for qualified schools and libraries, would be funded at $2.25 billion, the same level of funding provided in the second year.

         Local Exchange Carrier Applications to Provide Long Distance Service. On December 22, 1999, the FCC granted Bell Atlantic's application to begin offering long distance service in New York based on its findings that Bell Atlantic had complied with the statutory requirements for offering long distance service in that state. This FCC order has been appealed but is still in effect. In January 2000, Southwestern Bell Telephone Company ("Southwestern Bell") filed an application with the FCC for authority to provide long distance services in Texas. On April 6, 2000, the FCC re-started its 90-day review of Southwestern Bell's application at Southwestern Bell's request. The FCC must issue a decision on Southwestern Bell's application by early June 2000. Now that Bell Atlantic has been granted authority to provide long distance service in New York, it is expected to gain significant market share relatively quickly, which could negatively affect Qwest's long distance business in New York. The same will be true in Texas if the FCC grants Southwestern Bell approval to provide long distance service in that state. Other state commissions are currently determining whether the Regional Bell Operating Companies in their states have complied with the statutory requirements for offering in-region long distance services, but no additional applications have been filed with the FCC.

         Implementation of the Telecommunications Act of 1996. In recent months, the FCC has been considering a final rule regarding unbundled enhanced extended links ("EELs"), which are combinations of loops and transport elements of the ILEC network. Under cost-based pricing of unbundled network elements ("UNEs"), the cost of these element combinations is substantially less than the cost of purchasing the same elements as functionally-equivalent special access services under existing ILEC tariffs. A final rule is expected in the second or third quarter of 2000. The FCC's September 1999 Order establishing a new list of UNEs which incumbent local exchange carriers ("ILECs") must provide to competitors generally prohibited the conversion of special access services to unbundled EELs, except in circumstances where the competitor provides or procures its own entrance facilities from its point of presence ("POP"), but relies on the incumbent for the remaining access to the central office and the end user. In November 1999, however, the FCC announced an interim rule which provides that regardless of whether an IXC self-provides entrance facilities (or obtains them from third parties), IXCs may convert special access services to EELs if the IXC uses the EELs it so converts to provide a "significant" amount of local exchange service, in addition to exchange access service, to a particular customer. This interim rule will remain in effect until the FCC establishes a final rule on this issue. To establish a final rule, the FCC has asked for comment on a number of issues including whether there is any statutory basis for limiting an ILEC's obligation to provide EELs as combinations of network elements and whether the FCC's rules regarding EELs could "cause a significant reduction of the ILECs' special access revenues prior to full implementation of access charge and universal service reform."

         "Slamming" - Unauthorized Changes of Consumers' Presubscribed Carriers. On April 13, 2000, the FCC adopted an Order on Reconsideration regarding carrier and customer liability when a customer alleges he or she has been slammed. Slamming is the intentional, unauthorized switching of a customer's chosen local or long distance carrier. Previously, the US Court of Appeals for the DC Circuit had stayed effectiveness of the original liability rules promulgated in December 1998, pending reconsideration by the FCC. The text of the Reconsideration Order has not been released. However, publicly available materials from the FCC indicate that the Commission has rejected suggestions that an independent third party administrator be created to resolve slamming disputes and administer the liability rules. Instead, the FCC has accepted proposals from state regulatory commissions that they be responsible for resolving slamming disputes. The new rules, when they become effective, would absolve a consumer who has been slammed of liability for service for up to thirty days. Where the slammed consumer has already paid for service, the rules would require the slamming carrier to pay the authorized carrier 150% of the charges paid by the consumer. The authorized carrier would then reimburse the consumer 50% of the charges. Qwest also recently entered into separate agreements with the Attorneys General of Arizona and Oregon to conclude litigation involving alleged slamming violations.

         Qwest/U S West Merger Applications. In connection with its proposed merger, Qwest and U S WEST have filed applications with federal and state agencies seeking approval for the merger and related transactions. Merger applications have been filed at the FCC and with the Public Service Commissions in the following nine states in the U S WEST region: Arizona, Colorado, New Mexico, Utah, Washington, Montana, Wyoming, Minnesota, and Iowa. Applications for merger approval were not required to be filed in the remaining five states in the U S WEST region. Of the nine states in the U S WEST region in which applications were filed, two states have approved the merger (Colorado and Iowa), and one state has found it does not have jurisdiction to review the merger (New Mexico). In addition, Qwest has filed applications in connection with its merger in a number of other states outside the U S WEST service territory. All of these applications are currently under review by the appropriate federal and state government officials.

         On March 10, 2000, the FCC issued an order approving the merger with the condition that the FCC approve, prior to the closing of the merger, Qwest's compliance with the requirement that it divest the inter-LATA services within the U S WEST region that would be prohibited under Section 271 of the 1996 Telecommunications Act after the merger. Qwest filed its divestiture report at the FCC on April 14, 2000, in which it described its divestiture of its in-region inter-LATA activities to Touch America. The comment rounds are due to be completed by May 12, 2000. The Commission stated that it would act on the divestiture report within 45 days of the date on which it believes it has all the information necessary to act on the report.

        Advanced Telecommunications Services. On March 17, 2000, the US Court of Appeals for the DC Circuit vacated and remanded portions of the FCC's March 1999 Order that had held that "an incumbent LEC may not refuse to permit collocation of any equipment that is `used or useful' for either interconnection or access to unbundled network elements, regardless of other functionalities inherent in such equipment." The Court found this to be an impermissibly broad interpretation of Section 251 (c)(6) of the Telecommunications Act of 1996, which requires LECs to provide physical collocation of equipment "necessary for interconnection or access to unbundled network elements at the premises of the local exchange carrier." The court also vacated and remanded some FCC requirements regarding the placement of collocated competitive carrier equipment in central offices. Open issues also remain at the FCC regarding competitor access to ILEC "remote terminals" to provide competitive xDSL services.

        Line Sharing. In December 1999, the FCC issued an order requiring ILECs to make the high frequency portion of the local loop ("line sharing") available for local competitors as an unbundled network element at cost-based rates. This line sharing requirement will permit competitive carriers to provide certain high-speed (xDSL) services by sharing lines with the ILECs' voice services. The FCC required ILECs to make line sharing available by June 6, 2000. The

FCC's order is effective even though some parties have challenged this order both at the FCC and in the courts. A number of state commissions are in the process of establishing the terms, conditions, and rates under which ILECs must provide line sharing. An issue that has arisen in these proceedings is whether ILECs must provide competitors with the functionalities and operational procedures necessary to enable competitors to access and use the high frequency portion of loops that competitors lease from ILECs in combination with other unbundled network elements in a "UNE platform" arrangement.

         Reciprocal Compensation. The Telecommunications Act of 1996 requires local exchange carriers to pay each other reciprocal compensation for transporting and terminating each others' local calls. This affects competitive local exchange carriers (CLECs), including Qwest to the extent it becomes a CLEC. In February of 1999, the FCC ruled that calls to Internet service providers are interstate calls, but stated that, in the absence of FCC rules regarding inter-carrier compensation for such traffic, state commissions have the authority to determine inter-carrier compensation for such traffic. Some state commissions have concluded that reciprocal compensation must be paid for calls to ISPs, while others (fewer in number) have concluded that reciprocal compensation for such calls is not due. On March 24, 2000, the US Court of Appeals for the DC Circuit vacated and remanded for further consideration the FCC's ruling that calls to Internet service providers are interstate calls. The Court noted that the FCC had applied traditional "end-to-end" jurisdictional analysis without explaining why that analysis is "relevant to discerning whether a call to an ISP should fit within the local call model of two collaborating LECs or the long-distance model of a long-distance carrier collaborating with two LECs." On March 30, 2000, the US Court of Appeals for the Fifth Circuit upheld the Texas Public Utility Commission's finding that calls to ISPs, under certain interconnection agreements in Texas, are subject to reciprocal compensation.

         Federal Tariff Requirements. On April 28, 2000, the Court of Appeals for the District of Columbia Circuit upheld the FCC's decision to remove from tariff regulation the domestic interstate interexchange offerings of non-dominant carriers such as Qwest. Assuming no further judicial review takes place, when the decision takes effect, Qwest and its competitors will no longer have to file federal tariffs for such services. Tariffs still will be required for international services provided by Qwest and other carriers.

        Other Regulatory Obligations. After the planned Qwest/U S WEST merger is consummated, Qwest (through its ownership of U S WEST's 14-state incumbent LEC company) will be subject to additional regulatory requirements, both as an incumbent local exchange telephone company and as a "Bell Operating Company."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company has $162.5 million of 10 7/8% Senior Notes, due 2007, $555.9 million of 9.47% Senior Discount Notes, due 2007, $450.5 million of 8.29% Senior Discount Notes, due 2008, $750.0 million of 7.50% Senior Notes, due 2008, $350.0 million of 7.25% Notes due 2007 and $300.0 million of 7.25% Senior Notes, due 2008. In addition, the Company entered into a $1.0 billion credit facility with a syndicate of banks in March 1999, which was amended to extend the borrowing capacity to $2.0 billion in March 2000.

        The Company's long-term debt obligations are principally fixed interest rate and non-trading in nature, and as a result, the Company is less sensitive to market rate fluctuations. The credit facility bears interest at either the bank base rate of interest or LIBOR plus an applicable margin. As a result, the Company is subject to interest rate fluctuations on the outstanding balances of its credit facility. The Company currently does not use derivative financial instruments to manage its interest rate risk and has no cash flow exposure due to general interest rate changes for its fixed interest rate long-term debt. The following table provides information about the Company's market risk exposure associated with changing interest rates on its fixed rate debt and capital lease and other obligations (dollars in millions):

                                Expected Maturity
                    ---------------------------------------
                             Year Ended December 31,
                    --------------------------------------- Unamortized
                    2000  2001  2002  2003  2004 Thereafter  Discount    Total
                    ----  ----  ----  ----  ---- ---------- ----------- --------
Long-term fixed
 rate debt          $ -   $ -   $ -   $ -   $ -   $2,568.9  $   (207.5) $2,361.4
Capital lease and
 other obligations  $3.1  $4.7  $4.8  $3.9  $3.6  $   12.3  $      -    $   32.4

Average interest
 rate               8.2%  8.2%  8.2%  8.2%  8.2%      8.2%                  8.2%

        Collectively, the fixed rate debt, revolving credit facilities, capital lease and other obligations, with a carrying value of $2,938.1 million, had an estimated fair value of $2,888.3 million at March 31, 2000, based on current interest rates offered for debt of similar terms and maturity.

        The Company's European-country operations were not material to the Company's consolidated financial position as of March 31, 2000, and results of operations or cash flows for the first three months of 2000. As a result of foreign currency fluctuations between the Euro and the U.S. dollar, the Company recorded a currency translation adjustment of $64.9 million for the three months ended March 31, 2000 relating to the Company's investment in KPNQwest. The Company does not expect to be subject to material foreign currency exchange rate risk from the effects of exchange rate movements of foreign currencies on the costs or cash flows the Company would receive from its share of the KPNQwest joint venture. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Part II

Item 1.  Legal Proceedings

         From March 2, 2000 to March 6, 2000, five class action complaints were filed in the Delaware Court of Chancery against Qwest and its directors. A sixth class action complaint was brought against the same defendants in state court in New York on March 9, 2000. The actions have been brought on behalf of a purported class of Qwest shareholders claiming that Qwest and its directors breached their fiduciary duty by entering into the U S West merger and by agreeing not to solicit alternative transactions without fully informing themselves about the availability of alternative transactions and without fully informing themselves as to Qwest's value. Plaintiffs seek, among other things, injunctive relief against consummation of the U S West merger and ordering Qwest to explore alternative transactions, including alternative transactions involving Deutsche Telekom. On March 21, 2000, the Chancellor consolidated the Delaware actions into one action captioned In re Qwest Communications International, Inc. Shareholder Litigation and ordered the plaintiffs to file a consolidated amended complaint as soon as practicable. Management believes that the defendants have substantial defenses to the claims asserted in these actions, and intends to defend them vigorously.

         On March 17, 2000, and March 20, 2000, two class action complaints were filed in federal district court in Delaware against Qwest and Joseph Nacchio captioned Mizzaro v. Nacchio and Qwest Communications International, Inc., and Brody v. Nacchio and Qwest Communications International, Inc. The actions have been brought on behalf of two purported classes of U S West shareholders and allege, among other things, that Qwest and Nacchio made material false statements in violation of Section 14(a) of the Exchange Act by representing in the U S West Merger Agreement and in the Joint Proxy Statement that Qwest would not take action to solicit or encourage an alternative acquisition transaction when Qwest and Nacchio always intended to entertain third party bids for Qwest even after shareholder approval for the U S West merger had been obtained. Plaintiffs seek, among other things, damages sustained by U S West shareholders, and particularly arbitrageurs who held long positions in U S West, when U S West's stock price plummeted on March 1 in response to reports that Qwest and Nacchio were negotiating with Deutsche Telekom AG. Management believes that the defendants have substantial defenses to the claims asserted in these actions, and intends to defend them vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit Number                                         Description
                --------------                                         -----------
                2.1                    Agreement and Plan of Merger dated as of July 18, 1999 between U S WEST,
                                       Inc. and Qwest (incorporated herein by reference to Qwest's Current Report on Form 8-K dated July 20, 1999)
                3.1**                  Amended and Restated Certificate of Incorporation of Qwest.
                3.2*****               Certificate of Amendment of Amended and Restated Certificate of
                                       Incorporation of Qwest.
                3.3                    Certificate of Amendment to the Amended and Restated Certificate of
                                       Incorporation, as amended (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
                3.4                    Amended and Restated Bylaws (incorporated by reference to Qwest's Annual
                                       Report on Form 10-K for the year ended December 31, 1998).
                4.1(a)***              Indenture dated as of October 15, 1997 with Bankers Trust Company
                                       (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47%
                                       Series B Senior Discount Notes due 2007 as an exhibit thereto).
                4.1(b)****             Indenture dated as of August 28, 1997 with Bankers Trust Company
                                       (including form of Qwest's 10 7/8% Series B Senior Notes due 2007 as an exhibit thereto).
                4.1(c)****             Indenture dated as of January 29, 1998 with Bankers Trust Company
                                       (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29%
                                       Series B Senior Discount Notes due 2008 as an exhibit thereto).
                4.1(d)                 Indenture dated as of November 4, 1998 with Bankers Trust Company (including form of Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior
                                       Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to
                                       Qwest's Registration Statement on Form S-4 (File No. 333-71603) filed
                                       February 2, 1999).
                4.1(e)                 Indenture dated as of November 27, 1998 with Bankers Trust Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior
                                       Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to
                                       Qwest's Registration Statement on Form S-4 (File No. 333-71603) filed February
                                       2, 1999).
                4.2(b)                 Registration Agreement dated November 27, 1998 with Salomon Brothers Inc relating to Qwest's 7.25% Senior Discount Notes due 2008 (incorporated by reference to Qwest's Registration Statement on Form S-4 (File No.
                                       333-71603) filed February 2, 1999).
                4.3                    Indenture dated as of June 23, 1997 between LCI International, Inc., and
                                       First Trust National Association, as trustee, Providing for the Issuance of
                                       Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June
                                       15, 2007 (incorporated by reference to exhibit 4(c) in LCI's Current Report on
                                       Form 8-K dated June 23, 1997).
                4.4                    First Amended and Restated Credit Agreement, dated as of March 9, 2000, among Qwest Communications International Inc., as Borrower, Bank of
                                       America, N.A., as Administrative Agent, and the Lenders party thereto.
                4.5                    Incremental Credit Agreement, dated as of March 9, 2000, among Qwest
                                       Communications International Inc., as Borrower, Bank of America, N.A., as
                                       Administrative Agent, and the Lenders party thereto.
                10.1**                 Growth Share Plan, as amended, effective October 1, 1996.*
                10.2                   Equity Incentive Plan, as amended.* (incorporated herein by reference from Exhibit A to
                                       Qwest's definitive proxy statement on Schedule 14A, filed March 17, 2000).

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


(b) Reports on Form 8-K:

     During the quarter ended March 31, 2000, Qwest filed the following Current Reports on Form 8-K:

    1. On February 2, 2000, Qwest filed a Current Report on Form 8-K announcing its fourth quarter 1999 results of operations.

    2. On February 17, 2000, Qwest filed a Current Report on Form 8-K regarding a financial analyst meeting held on February 16, 2000.

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

May 12, 2000