Form 10-Q
period 2000-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2000-08-11
CIK 1037949

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the transition period from _______ to _______

                        Commission File Number 000-22609

                     Qwest Communications International Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                  84-1339282
            --------                                  ----------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation of organization)


                 1801 California Street, Denver, Colorado 80202
              (Address of principal executive offices and zip code)
                         Telephone Number (303) 992-1400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At July 31, 2000, 1,660,818,053 shares of common stock were outstanding.

================================================================================

                     Qwest Communications International Inc.
                                    FORM 10-Q

                                TABLE OF CONTENTS

  Item                                                                                                 Page
                         PART I - FINANCIAL INFORMATION

   1.      Financial Statements

                    Condensed Consolidated Statements of Operations -
                    Three and six months ended June 30, 2000 and 1999..............................       3

                    Condensed Consolidated Balance Sheets -
                    June 30, 2000 and December 31, 1999............................................       4

                    Condensed Consolidated Statements of Cash Flows -
                    Six months ended June 30, 2000 and 1999........................................       5

                    Notes to Condensed Consolidated Financial Statements...........................       6

   2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................................      15

   3.      Quantitative and Qualitative Disclosures
                    About Market Risk..............................................................      23

                                         PART II - OTHER INFORMATION

   1.      Legal Proceedings.......................................................................      27

   6.      Exhibits and Reports on Form 8-K........................................................      27

           Signature page..........................................................................      33


                                         Qwest Communications International Inc.
                                     Condensed Consolidated Statements of Operations
                                         (in millions, except per share amounts)
                                                       (unaudited)

                                                                  Three Months Ended                  Six Months Ended
                                                                        June 30,                           June 30,
                                                                        --------                           --------
                                                                 2000             1999              2000              1999
                                                                 ----             ----              ----              ----
Revenues:
      Local services.....................................        $2,071           $1,920            $4,111            $3,783
      Access services....................................           733              684             1,442             1,355
      Directory services.................................           331              319               678               645
      Long-distance services.............................            99              156               206               330
      Other services.....................................           216              148               390               282
                                                             -------------    --------------    -------------     -------------
         Total revenues..................................         3,450            3,227             6,827             6,395
                                                             -------------    --------------    -------------     -------------
Operating expenses:
      Employee-related expenses..........................         1,217            1,153             2,373             2,275
      Other operating expenses...........................           674              671             1,388             1,327
      Depreciation and amortization......................           600              573             1,186             1,175
      Merger-related expenses............................           291                -               306                 -
                                                             -------------    --------------    -------------     -------------

         Total operating expenses........................         2,782            2,397             5,253             4,777
                                                             -------------    --------------    -------------     -------------

Operating income.........................................           668              830             1,574             1,618
Other expense (income):
      Interest expense...................................           207              163               418               316
      Decline in market value of Global Crossing
       Ltd. financial instruments........................           639                -               768                 -
      Gain on sales of investments.......................             -                -               (79)                -
      Other expense-net..................................            15               13                14                14
                                                             -------------    --------------    -------------     -------------

         Total other expense-net.........................           861              176             1,121               330
                                                             -------------    --------------    -------------     -------------

Earnings (loss) before income taxes and cumulative effect
   of change in accounting principle.....................
                                                                   (193)             654               453             1,288
Provision (benefit) for income taxes.....................           (72)             248               170               488
                                                             -------------    --------------    -------------     -------------
Earnings (loss) before cumulative effect of change in
   accounting principle..................................          (121)             406               283               800
Cumulative effect of change in accounting principle......             -                -                 -               240
                                                             -------------    --------------    -------------     -------------

Net earnings (loss)......................................         $(121)            $406              $283            $1,040
                                                             =============    ==============    =============     =============

Basic earnings (loss) per share..........................        $(0.14)            $0.47            $0.32             $1.19
                                                             =============     =============    ==============    ==============

Basic average shares outstanding.........................           887               871              882               871
                                                             =============     =============    ==============    ==============

Diluted earnings (loss) per share........................        $(0.14)            $0.46            $0.32             $1.18
                                                             =============     =============    ==============    ==============

Diluted average shares outstanding.......................           887               879              895               879
                                                             =============     =============    ==============    ==============

Dividends per share......................................         $0.31             $0.43            $0.31             $0.74
                                                             =============     =============    ==============    ==============

<F1>
The accompanying notes are an integral part of the condensed consolidated financial statements.


                                         Qwest Communications International Inc.
                                          Condensed Consolidated Balance Sheets
                                         (in millions, except per share amounts)
                                                       (unaudited)

                                                                                          June 30,         December 31,
                                                                                            2000               1999
                                                                                      -----------------  -----------------
ASSETS
Current assets:
   Cash and cash equivalents.......................................................            $900               $78
   Accounts receivable-net.........................................................           3,832             2,455
   Receivable from sale of Global Crossing Ltd. common stock.......................               -             1,140
   Inventories and supplies........................................................             322               272
   Prepaid and other...............................................................             750               247
                                                                                      -----------------  -----------------

Total current assets...............................................................           5,804             4,192
Property, plant and equipment(-)net ...............................................          23,627            16,404
Goodwill-net.......................................................................          29,016                 -
Investment in KPNQwest N.V.........................................................           7,925                 -
Other assets(-)net.................................................................           3,476             2,676
                                                                                      -----------------  -----------------

Total assets.......................................................................         $69,848           $23,272
                                                                                      =================  =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt.................................................................          $4,736            $2,882
   Accounts payable................................................................           1,820             1,700
   Accrued expenses and other current liabilities..................................           2,741             1,840
   Advance billings and deposits...................................................             414               344
                                                                                      -----------------  -----------------

Total current liabilities..........................................................           9,711             6,766
Long-term debt.....................................................................          13,429            10,189
Postretirement and other postemployment benefit obligations........................           2,823             2,890
Deferred income taxes..............................................................           1,124             1,191
Deferred credits and other.........................................................           1,371               981

Commitments and contingencies

Stockholders' equity:
   Preferred stock-$0.01 par value, 200 million shares authorized, none issued and
      outstanding..................................................................               -                 -
   Common stock-$0.01 par value, 5 billion shares authorized, 1,655 million and
      876 million issued, 1,655 million and 875 million outstanding................          40,839               656
   Retained earnings...............................................................             389               377
   Accumulated other comprehensive income..........................................             162               222
                                                                                      -----------------  -----------------

Total stockholders' equity.........................................................          41,390             1,255
                                                                                      -----------------  -----------------

Total liabilities and stockholders' equity.........................................         $69,848           $23,272
                                                                                      =================  =================

<F1>
The  accompanying   notes  are  an  integral  part  of  the  condensed consolidated financial statements.


                                         Qwest Communications International Inc.
                                     Condensed Consolidated Statements of Cash Flows
                                                      (in millions)
                                                       (unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                            ------------------------------
                                                                                                2000            1999
                                                                                                ----            ----

   Cash provided by operating activities.................................................       $1,799          $2,069
                                                                                            --------------  --------------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment........................................       (2,702)         (1,681)
   Proceeds from sale of Global Crossing Ltd. common stock...............................        1,140               -
   Cash from acquisition.................................................................          407               -
   Investment in Global Crossing Ltd. common stock.......................................            -          (2,464)
   Other.................................................................................         (206)            (32)
                                                                                            --------------  --------------
   Cash used for investing activities....................................................       (1,361)         (4,177)
                                                                                            --------------  --------------

FINANCING ACTIVITIES
   Net proceeds from short-term debt.....................................................           89           2,940
   Proceeds from issuance of long-term debt..............................................          992              17
   Repayments of long-term debt..........................................................         (270)           (280)
   Proceeds from issuance of common stock................................................          115              42
   Dividends paid on common stock........................................................         (542)           (538)
                                                                                            --------------  --------------

   Cash provided by financing activities.................................................          384           2,181
                                                                                            --------------  --------------

CASH AND CASH EQUIVALENTS
   Increase..............................................................................          822              73
   Beginning balance.....................................................................           78              49
                                                                                            --------------  --------------

   Ending balance........................................................................         $900            $122
                                                                                            ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing activities:
   Acquisitions, net of cash acquired....................................................      $39,700              $-
                                                                                            ==============  ==============

<F1>
The  accompanying   notes  are  an  integral  part  of  the  condensed consolidated financial statements.

                     Qwest Communications International Inc.
              Notes to Condensed Consolidated Financial Statements
                    Three and six months ended June 30, 2000
                                   (unaudited)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The condensed consolidated interim financial statements are unaudited. We prepared these financial statements in accordance with the instructions for Form 10-Q and therefore, did not include all information and footnotes required by generally accepted accounting principles. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to fairly present our consolidated results of operations, financial position and cash flows as of June 30, 2000 and for all periods presented. A description of our accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in U S WEST, Inc.'s ("U S WEST") Annual Report on Form 10-K for the year ended December 31, 1999 (see Note 2). The consolidated results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year. We made certain reclassifications to prior year balances to conform with the current year presentation.

NOTE 2:  MERGER WITH U S WEST

     On June 30, 2000, Qwest Communications International Inc. ("Qwest") completed its acquisition of U S WEST (the "Merger"). Each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares), resulting in the issuance of approximately 882 million Qwest shares. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. Shares outstanding, average shares and earnings (loss) per share have been restated to give retroactive effect to the exchange ratio. The total value of the consideration was approximately $40 billion. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer.

     A preliminary allocation of the purchase price has been made to certain identified tangible and intangible assets and liabilities of Qwest, based upon information available to management at the date of the preparation of the accompanying financial statements. Upon completion of an appraisal and further analysis, a final allocation will be made that may include certain in-process research and development projects, other intangible assets, such as customer relationships and other tangible assets and liabilities. The preliminary purchase price allocation is as follows: (i) $3.7 billion to tangible assets and liabilities, net; (ii) $7.4 billion to Qwest's investment in KPNQwest N.V. ("KPNQwest"); and (iii) $29.0 billion to goodwill, which will be amortized over 40 years. We will complete the final purchase price allocation within one year from the acquisition date. The actual results of operations will differ, perhaps significantly, from the pro forma unaudited results of operations presented below because of a variety of factors, including access to additional information, changes in value not currently identified and changes in operating results between the date of the pro forma financial information and the date the Merger was completed.

     The pro forma unaudited results of operations as though the Merger had been completed as of the beginning of 1999 and 2000 are as follows (in millions except for per share amounts):

                                                                                         Six Months
                                                                                       Ended June 30,
                                                                         -------------------------------------------

                                                                                2000                   1999
                                                                                ----                   ----

      Revenues..........................................................         $9,326                 $8,147
      Net earnings......................................................            195                    445
      Diluted earnings per share........................................          $0.12                  $0.27


NOTE 3:  WEIGHTED AVERAGE SHARES

         The following table is a reconciliation of basic weighted average shares to diluted weighted average shares (in millions):

                                                                  Three Months                     Six Months
                                                                 Ended June 30,                   Ended June 30,
                                                          -----------------------------    ----------------------------

                                                              2000            1999             2000           1999
                                                              ----            ----             ----           ----

Basic weighted average shares outstanding................       887             871              882            871
Dilutive effect of stock options.........................         -               8               13              8
                                                          -------------   -------------    -------------  -------------

Diluted weighted average shares outstanding..............       887             879              895            879
                                                          =============   =============    =============  =============



     Diluted weighted average shares outstanding for the three months ended June 30, 2000 excludes 13 million incremental shares related to stock options. These shares are excluded due to their anti-dilutive effect as a result of our net loss for the three months ended June 30, 2000.


NOTE 4:  SEGMENT INFORMATION

     We operate in four segments: retail, wholesale, network and directory services. The retail services segment provides communications services, including Internet, wireless, data and long-distance services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to competitive local exchange carriers. Our network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail and wholesale services segments. The directory services segment publishes White and Yellow Pages telephone directories and provides electronic directory and other information services.

     Following is a breakout of our segments. Because significant operating expenses of the retail services and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margins for the retail and wholesale services segments exclude network and corporate expenses. The margins for the network and directory services segments exclude corporate expenses. The "other" category includes our corporate expenses and intersegment eliminations.

                                                         Total
                                                    Communications
                                                          and
                     Retail     Wholesale    Network    Related    Directory               Reconciling   Consolidated
                    Services    Services     Services   Services   Services     Other         Items          Total
                    --------    --------     --------   --------   --------     -----         -----          -----
Three Months Ended June 30, (in millions)
2000
Revenues........      $2,410       $818         $68      $3,296       $336          $-        $(182)(1)  $3,450
Margin..........       1,510        578        (672)      1,416        166        (213)      (1,562)(2)    (193)
Assets..........           -(3)       -(3)        -(3)        -(3)     741           -(3)    69,107 (3)  69,848
Capital
   expenditures.         175(4)      58(4)    1,164        1,397         12          -           16       1,425

1999
----
Revenues........      $2,222       $719         $65      $3,006       $322          $-        $(101)(1)  $3,227
Margin..........       1,543        526        (699)      1,370        145         (3)         (858)(2)     654
Assets..........           -(3)       -(3)        -(3)        -(3)     834           -(3)    21,156 (3)  21,990
Capital
   expenditures.          93(4)       9(4)      831         933         10         38           (53)        928

-----------------------

<F1>
(1)      Represents primarily intersegment charges.
<F2>
(2) Adjustments made to arrive at consolidated earnings (loss) before income taxes and cumulative effect of change in accounting principle include the following (in millions):


                                                                                 Three Months Ended June 30,
                                                                          ------------------------------------------
                                                                                 2000                   1999
                                                                          -------------------    -------------------
     Costs excluded from segment data but included in the consolidated total:
     Taxes other than income taxes...................................            $101                   $109
     Depreciation and amortization...................................             600                   573
     Decline in market value of Global Crossing Ltd. financial
          instruments................................................             639                      -
     Interest expense................................................             207                    163
     Other expense-net...............................................              15                     13
                                                                          -------------------    -------------------
                                                                               $1,562                   $858
                                                                          ===================    ===================

<F1>
(3) We do not provide a breakout of assets for all segments to our chief operating decision-maker. The reconciling items column represents the amount to reconcile to the consolidated total.
<F2>
(4) Additional capital expenditures relating to those services are included in network services capital expenditures.



                                                         Total
                                                     Communications
                                                          and
                     Retail    Wholesale    Network     Related    Directory               Reconciling   Consolidated
                    Services    Services    Services    Services   Services     Other         Items          Total
                    --------    --------    --------    --------   --------     -----         -----          -----
Six Months Ended June 30, (in millions)
2000
----
Revenues.........    $4,734      $1,565        $142      $6,441        $685         $-        $(299)(1)    $6,827
Margin...........     2,978       1,160      (1,333)      2,805         356       (188)      (2,520)(2)       453
Assets...........         -(3)        -(3)        -(3)        -(3)      741          -(3)    69,107 (3)    69,848
Capital
expenditures.....       329(4)       82(4)    2,214       2,625          23          -           54         2,702

1999
----
Revenues.........    $4,390      $1,409        $115      $5,914        $650         $-        $(169)(1)    $6,395
Margin...........     3,047       1,055      (1,384)      2,718         310        (36)      (1,704)(2)     1,288
Assets...........         -(3)        -(3)        -(3)        -(3)      834          -(3)    21,156 (3)    21,990
Capital
expenditures.....       204(4)       40(4)    1,469       1,713          17         38          (87)        1,681

-----------------------

<F1>
(1)      Represents primarily intersegment charges.
<F2>
(2) Adjustments made to arrive at consolidated earnings before income taxes and cumulative effect of change in accounting principle include the following (in millions):




                                                                                  Six Months Ended June 30,
                                                                          ------------------------------------------
                                                                                 2000                   1999
                                                                          -------------------    -------------------
     Costs excluded from segment data but included in the consolidated total:
     Taxes other than income taxes...................................            $213                   $199
     Depreciation and amortization...................................           1,186                 1,175
     Decline in market value of Global Crossing Ltd. financial
          instruments................................................             768                      -
     Gain on sale of investments.....................................             (79)                     -
     Interest expense................................................             418                    316
     Other expense-net...............................................              14                     14
                                                                          -------------------    -------------------
                                                                               $2,520                 $1,704
                                                                          ===================    ===================

<F1>
(3)      We do not  provide a breakout  of assets for all  segments to our chief operating  decision-maker.  The reconciling items column represents the amount to reconcile to the consolidated total.
<F2>
(4)      Additional  capital  expenditures  relating to those  services  are included in network  services  capital  expenditures.

         In addition to the operating revenues disclosed above, intersegment operating revenues were (in millions):



                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                 June 30,
                                               -------------------------------         ------------------------------

                                                   2000               1999                 2000              1999
                                                   ----               ----                 ----              ----

Retail services...............................      $30                 $8                 $54                $14
Network services..............................       11                 17                  27                 31
Wholesale services............................       28                 12                  47                 19
Directory services............................        4                  3                   7                  5




NOTE 5:  OTHER COMPREHENSIVE EARNINGS (LOSS)

         Total comprehensive earnings (loss) for the three and six months ended June 30, 2000 and 1999 is as follows (in millions):


                                                                   Three Months                     Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                           -----------------------------    ----------------------------

                                                               2000            1999             2000           1999
                                                               ----            ----             ----           ----

 Net earnings (loss)......................................     $(121)           $406             $283         $1,040
 Other comprehensive earnings (loss):
    Net unrealized gains (losses) on available for
       sale marketable securities.........................        62              68              (60)            83
                                                           -------------   -------------    -------------  -------------

 Comprehensive earnings (loss)............................      $(59)           $474             $223         $1,123
                                                           =============   =============    =============  =============



     Net unrealized gains for the quarters ended June 30, 2000 and 1999 were net of deferred taxes of $39 million and $38 million, respectively. Net unrealized gains (losses) for the six months ended June 30, 2000 and 1999 were net of deferred taxes (benefit) of $(40) million and $49 million, respectively.

     For the quarter ended June 30, 2000, we determined the decline in the market value of our investment in Global Crossing Ltd. ("Global Crossing") common stock was other than temporary. We reduced the cost basis of our investment to reflect the decline in its market value and recognized a pre-tax loss of $447 million.

     For the six months ended June 30, 2000, unrealized losses on marketable securities include reclassification adjustments of $319 million, net of deferred taxes of $128 million, pertaining to an other than temporary impairment of our investment in Global Crossing common stock offset by realized gains from the sale of securities. These reclassification adjustments have now been realized through the Statement of Operations.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Commitments

     In March 2000,  Qwest and IBM Global  Services  ("IBM")  formed a strategic business alliance to deliver next-generation e-business services and applications through the construction and activation of new Qwest CyberCentersSM throughout North America. IBM, as contractor, will build and provide operational support for 28 CyberCenters for Qwest. IBM will lease hosting space in these CyberCenters and will purchase telecommunications services from Qwest, with the total revenue expected to be approximately $2.5 billion over the seven-year term of the agreement. Under this alliance, Qwest agreed to purchase equipment and services from IBM, as contractor, over a seven-year period, which combined with the construction services, is expected to be approximately $2.5 billion. We have not purchased any of these services as of June 30, 2000.

Contingencies

     Regulatory Contingencies. In May 1996, the Oregon Public Utilities Commission ("OPUC") approved a stipulation terminating prematurely the alternative form of regulation ("AFOR") plan of U S WEST Communications, Inc. ("USWC"), U S WEST's wholly owned subsidiary, and it then undertook a review of USWC's earnings. In May 1997, the OPUC ordered USWC to reduce its annual revenues by $97 million, effective May 1997, and to issue a one-time refund, including interest, of approximately $102 million to reflect the revenue reduction for the period May 1996 through April 1997.

     USWC filed an appeal of the order and asked for an immediate stay of the refund with the Oregon Circuit Court which granted USWC's request, pending a full review of the OPUC's order. In February 1998, the Oregon Circuit Court entered a judgment in USWC's favor on most of the appealed issues. The OPUC appealed to the Oregon Court of Appeals in March 1998, and the appeal remains pending. USWC continues to charge interim rates, subject to refund, during the pendency of that appeal.

     In September 1999, USWC and the OPUC staff entered into a tentative settlement agreement whereby USWC would refund approximately $270 million to current and former Oregon customers of USWC and issue temporary bill credits of $63 million annually until the OPUC sets final rates. In April 2000, the OPUC announced its acceptance of the settlement agreement. We have reserved for the proposed refunds.

     USWC has pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to USWC's business. USWC will continue to monitor and evaluate risks associated with its local regulatory jurisdictions.

     Other Contingencies. In 1999, twelve complaints were filed against us and the former U S WEST directors in the following jurisdictions: California Superior Court, Los Angeles County (1); New York Supreme Court, New York County
(1); Colorado District Court, City and County of Denver (2); Delaware Court of Chancery (8). These actions are purported class actions brought on behalf of all persons, other than the defendants, who own our common stock, against us and the directors. Each of the complaints makes substantially similar allegations that the defendants breached their fiduciary duties to the class members by refusing to seek all bona fide offers for U S WEST and refusing to consider the Qwest proposal, resulting in the stockholders being prevented from maximizing the value of their common stock. The complaints seek various injunctive and monetary relief, including orders: (a) requiring defendants to act in accordance with their fiduciary duties by considering any bona fide proposal which would maximize stockholder value; (b) requiring the directors to undertake an evaluation of U S WEST as a merger acquisition candidate and take steps to enhance that value and create an active auction for U S WEST; (c) preventing defendants from using a stockholder rights plan to impede any bona fide offer for U S WEST; (d) enjoining the consummation of the proposed Global Crossing-U S WEST merger until all alternatives are explored; (e) requiring defendants to account for all damages suffered by plaintiffs as a result of defendants' actions with respect to the tender offer for the shares of Global Crossing common stock and the proposed Global Crossing-U S WEST merger; and (f) requiring defendants to pay damages to plaintiffs.

     In April 1999, CSX Transportation, Inc. filed a complaint in federal district court in Jacksonville, Florida against us claiming breach of a 1995 contact. Qwest believes it is in full compliance with all terms and conditions of the contract. Management believes that we have substantial defenses to the claims asserted and intends to vigorously defend against these actions. We have also filed a motion to dismiss the case, which is pending. Trial is scheduled to commence in June 2001.

     Through July 2000, U S WEST and USWC has been served with four class action complaints purportedly on behalf of over 300,000 customers in the states of Colorado, Arizona, Oregon and New Mexico. The complaints allege, inter alia, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaints allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages.

     Through July 2000, Qwest has been named as a defendant in several purported class actions, filed in Texas, Indiana, Tennessee, Missouri, Georgia, Louisiana and Oregon which involve our right to install our fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, we obtained the rights to construct our network from railroads, utilities, and others, and installed our network along the rights of way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which our fiber optic cable network passes, and that the railroads, utilities, and others who granted to us the right to construct and maintain our network did not have the legal ability to do so. The Indiana and Texas actions purport to be on behalf of a national class of owners of land over which our network passes; the Georgia, Louisiana, Oregon, Tennessee and Missouri actions purport to be on behalf of a class of such owners in Georgia, Louisiana, Oregon, Tennessee and Missouri. The complaints seek damages on theories of trespass and unjust enrichment, and punitive damages as well. We have received, and may in the future receive, claims and demands related to rights of way issues similar to the issues in these cases that may be based on similar or different legal theories.

     From March 2, 2000 to March 6, 2000, five class action complaints were filed in the Delaware Court of Chancery against Qwest and its directors. A sixth class action complaint was brought against the same defendants in state court in New York on March 9, 2000. The actions have been brought on behalf of a purported class of Qwest stockholders claiming that Qwest and its directors breached their fiduciary duty by entering into the U S WEST merger and by agreeing not to solicit alternative transactions without fully informing themselves about the availability of alternative transactions and without fully informing themselves as to Qwest's value. Plaintiffs seek, among other things, injunctive relief against the consummation of the U S WEST merger and ordering Qwest to explore alternative transactions, including alternative transactions involving Deutsche Telekom AG. On March 21, 2000, the Delaware actions were consolidated into one action and the plaintiffs were ordered to file a consolidated amended complaint as soon as practicable. On May 16, 2000, the defendants moved to dismiss, or in the alternative stay, the New York action. By order of the Court, the return date of that motion has been extended to October 16, 2000.

     On March 17, 2000, and March 20, 2000, two class action complaints were filed in federal district court in Delaware against Qwest and Joseph P. Nacchio, our Chairman and Chief Executive Officer. The actions have been brought on behalf of two purported classes of U S WEST stockholders and allege, among other things, that Qwest and Mr. Nacchio made material false statements in violation of Section 14(a) of the Securities Exchange Act of 1934. Plaintiffs claim we represented in the U S WEST merger agreement and in the joint proxy statement that Qwest would not take action to solicit or encourage an alternative acquisition transaction, when Qwest and Mr. Nacchio always intended to entertain third party bids for Qwest, even after stockholder approval for the U S WEST merger had been obtained. Plaintiffs seek, among other things, damages sustained by U S WEST stockholders, and particularly arbitrageurs who held long positions in U S WEST, when U S WEST's stock price declined on March 1 in response to reports that Qwest and Mr. Nacchio were negotiating with Deutsche Telekom AG.

     In June 2000, a proposed class action complaint was filed against U S WEST claiming breach of fiduciary duty of loyalty and breach of contract. The plaintiff claims that the defendants were under a duty to assure that Qwest pays the dividend declared for shareholders of record as of June 30, 2000 if the merger closed between July 1 and July 20, 2000. Plaintiffs demand that the change of the record date for payment of the declared dividend from June 30, 2000 to July 10, 2000 was made in breach of the fiduciary duties and contractual obligations of the defendants and is therefore unlawful and unenforceable. Management believes that we have substantial defenses to the claims asserted and intends to vigorously defend against these actions.

     Management believes that we have substantial defenses to each of the claims asserted and intends to virorously defend against these actions.

     We have been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. Management believes it has adequate accrued loss contingencies and that, although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters are not expected to have a material adverse impact on our consolidated results of operations or financial position.

     We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We also regularly receive allegations that our products or services infringe upon various intellectual property rights, together with demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately including defending ourselves vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights or royalties, it would not have a material adverse effect on Qwest.

     In connection with the Merger, Qwest was required to divest transport services between local access and transport areas ("LATAs") within U S WEST's 14-state region. In June 2000, Qwest sold its interLATA customer base, along with other assets. Under the terms of the agreement, the purchase price paid is subject to adjustment for revenue fluctuations during the 90 days subsequent to the agreement date. We do not expect the adjustment, if any, to have a material adverse impact on our consolidated results of operations or financial position.


NOTE 7:  CHANGE IN ACCOUNTING METHOD

     Prior to 1999, our directory business ("Dex") recognized revenues and expenses related to publishing directories using the "deferral method," under which revenues and expenses were recognized over the lives of the directories, generally one year. Effective the fourth quarter of 1999, Dex changed to the "point of publication" method of accounting, which recognizes revenues and expenses at the time the related directory is published. The change in methodology was made to align our revenue and expense policy with the earnings process and to better reflect the operating activity of the business. The accounting change resulted in a one-time increase in 1999 in net income of $240 million (net of income tax of $153 million), or $0.27 per diluted share, which was reported as a cumulative effect (as of January 1, 1999) of a change in accounting principle. We restated our quarter and six months ended June 30, 1999 results of operations to give effect to the point of publication method which decreased net income by $15 million and $18 million (each $0.02 per diluted share), respectively, as compared to results that would have been reported under the deferral method.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Special Note Regarding Forward-Looking Statements

     This Form 10-Q contains financial projections, synergy estimates and other "forward-looking statements" as that term is used in federal securities laws about Qwest Communications International Inc.'s ("Qwest" or the "Company") financial condition, results of operations and business. These statements include, among others:

         - statements concerning the benefits that Qwest expects will result from its business activities and certain transactions Qwest has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

         - statements of Qwest's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-Q.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Qwest's actual results to be materially different from any future results expressed or implied by Qwest in those statements.

     The most important facts that could prevent Qwest from achieving its stated goals include, but are not limited to, the following:

         - potential fluctuation in quarterly results;

         - volatility of Qwest's stock price;

         - intense competition in the communications services market;

         - changes in demand for Qwest's products and services;

         - dependence on new product development and acceleration of the deployment of advanced new services, such as broadband data, wireless and video services, which could require substantial expenditure of financial and other resources in excess of contemplated levels;

         - rapid and significant changes in technology and markets;

         - adverse changes in the regulatory or legislative environment affecting Qwest's business and delays in Qwest's ability to begin long-distance services between local access and transport areas ("LATAs") in the 14 state U S WEST Inc. ("U S WEST") region;

         - failure to maintain necessary rights of way; and

         - failure to achieve the projected synergies and financial results expected to result from the acquisition of U S WEST timely or at all and difficulties in combining the operations of Qwest and U S WEST.

     Because  the  statements  are  subject to risks and  uncertainties,  actual results may differ materially from those expressed or implied by the forward-looking statements. Qwest cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Qwest or persons acting on its behalf may issue. Qwest does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Merger with U S WEST

     On June 30, 2000, Qwest completed its acquisition of U S WEST (the "Merger"). Each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock receive (and cash in lieu of fractional shares), resulting in the issuance of approximately 882 million Qwest shares. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. Shares outstanding, average shares and earnings (loss) per share have been restated to give retroactive effect to the exchange ratio. The total value of the consideration was approximately $40 billion. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer.

     A preliminary allocation of the purchase price has been made to certain identified tangible and intangible assets and liabilities of Qwest, based upon information available to management at the date of the preparation of the accompanying condensed consolidated financial statements. Upon completion of an appraisal and further analysis, a final allocation will be made that may include certain in-process research and development projects, other intangible assets, such as customer relationships and other tangible assets and liabilities. The preliminary purchase price allocation is as follows: (i) $3.7 billion to tangible assets and liabilities, net; (ii) $7.4 billion to Qwest's investment in KPNQwest N.V. ("KPNQwest"); and (iii) $29.0 billion to goodwill, which will be amortized over 40 years. We will complete the final purchase price allocation within one year from the acquisition date. The actual results of operations will differ, perhaps significantly, from the pro forma unaudited results of operations reflected herein because of a variety of factors, including access to additional information, changes in value not currently identified and changes in operating results between the date of the pro forma financial information and the date the Merger was completed.

Results of Operations

Three and Six Months Ended June 30, 2000 Compared with 1999

     Several non-recurring items impacted net earnings (loss) for the three and six months ended June 30, 2000 and 1999. Results of operations, normalized to exclude the effects of such items, are as follows (in millions):

                                    Three Months                                Six Months
                                   Ended June 30,                              Ended June 30,
                                  ------------------                        --------------------
                                                           Increase                                    Increase
                                    2000      1999        (Decrease)          2000       1999         (Decrease)
                                  ---------  -------  --------------------  ---------  ---------  -------------------

Net earnings (loss).............   $(121)     $406    $(527)    (130.0)%     $283      $1,040     $(757)    (72.8)%
Non-recurring items.............     568(1)      -      568      100.0        609(2)    (240)(3)    849     353.8
                                  ---------  -------  --------  -------     --------  ----------  --------  ---------
Normalized net earnings.........    $447      $406      $41       10.1%      $892       $800        $92      11.5%
                                  =========  =======  ========  =======     ========  ==========  ========  =========

Diluted earnings (loss) per share $(0.14)    $0.46    $(0.60)   (130.4)%    $0.32      $1.18      $(0.86)   (72.9)%
Non-recurring items.............    0.64(1)      -      0.64     100.0       0.68(2)   (0.27)(3)    0.95    351.9
                                  ---------  -------  --------  --------    --------  ----------  --------  ---------
Normalized diluted earnings
     per share..................   $0.50     $0.46     $0.04       8.7%     $1.00      $0.91       $0.09      9.9%
                                  =========  =======  ========  ==========  =========  =========  ========  =========

<F1>
(1) Reflects an after-tax charge of $390 million or $0.44 per diluted share for the decline in the market value of Global Crossing Ltd. financial instruments and an after-tax charge of $178 million or $0.20 per diluted share for merger-related costs.
<F2>
(2) Reflects an after-tax charge of $471 million or $0.53 per diluted share for the decline in the market value of Global Crossing Ltd. financial instruments, an after-tax charge of $187 million or $0.21 per diluted share for merger-related costs and an after-tax benefit of $49 million or $0.06 per diluted share for the gain on sales of investments.
<F3>
(3) Reflects an after-tax benefit of $240 million or $0.27 per diluted share representing the cumulative effect of a change in accounting principle applicable to the change in accounting method for directory publishing revenues and expenses.

         The following sections provide a more detailed discussion of the changes in revenues and expenses.


Revenues (in millions)

                       Three Months Ended                                  Six Months
                             June 30,                                    Ended June 30,
                             --------             Increase               --------------          Increase
                           2000      1999        (Decrease)             2000       1999         (Decrease)
                          ----      ----         ----------             ----       ----          --------
Local services .......  $2,071     $1,920      $151        7.9%       $4,111     $3,783        $328       8.7%
Access services ......     733        684        49        7.2         1,442      1,355          87       6.4
Directory services ...     331        319        12        3.8           678        645          33       5.1
Long-distance
   services ..........      99        156       (57)     (36.5)          206        330        (124)    (37.6)
Other services .......     216        148        68       45.9           390        282         108      38.3



     Local services. Local services revenues include retail and wholesale basic monthly service fees, fees for calling services such as voice messaging and caller identification, wireless revenues, subscriber line charges ("SLCs"), MegaBit(TM) data services, local number portability ("LNP") charges, public phone revenues, interconnection, paging and installation and connection charges. State public utility commissions ("PUCs") regulate most local service rates.

     Revenue growth for the quarter ended June 30, 2000 was primarily attributable to greater wireless sales ($63 million), increased demand for basic telephone services ($49 million) and increased sales of calling services ($16 million). Revenue growth for the six months ended June 30, 2000 was primarily attributable to greater wireless sales ($129 million), increased demand for basic telephone services ($74 million) and increased sales of calling services ($39 million). Also contributing to revenue growth were greater revenues from interconnection, increases in the subscriber base of our MegaBit(TM) data services, paging services and LNP charges. Offsetting these increases in revenue were regulatory rate changes and accruals for regulatory proceedings of $36 million and $17 million for the three and six months ended June 30, 2000, respectively.

     Access services. Access services revenues are derived primarily from charging interexchange carriers ("IXCs"), such as AT&T and MCI WorldCom, for use of our local network to connect customers to their long-distance networks. Also included in access services revenues are special access and private line revenues from end-users buying dedicated local exchange capacity to support their private networks.

     Increased demand for private line and special access services, as well as demand from IXCs resulted in increases of $78 million and $153 million for the quarter and six months ended June 30, 2000, respectively. Access minutes of use increased 2.7% and 3.7% for the three and six months ended June 30, 2000. Offsetting demand increases were FCC and state mandated rate reductions aggregating $29 million and $64 million for the quarter and six months ended June 30, 2000, respectively.

     Directory services. Directory services revenues are derived primarily from selling advertising in our published directories. The increases in directory services revenues for the three and six months ended June 30, 2000 were primarily attributable to price increases and increased revenues from our directory-related Internet products.

     Long-distance services. Long-distance services revenues are derived from customer calls to locations outside of their local calling area but within the same LATA. The decreases in long-distance services revenues for the three and six months ended June 30, 2000 were primarily attributable to greater competition and strategic price reductions resulting in revenue declines of $48 million and $105 million, respectively. Mandated rate reductions of $9 million and $19 million for the three and six months ended June 30, 2000, also contributed to the revenue declines.

     We believe we will continue to experience further declines in long-distance services revenues as regulatory actions provide for increased levels of competition. We are responding to competition through competitive pricing of intraLATA long-distance services and increased promotional efforts to retain customers. See "Special Note Regarding Forward-Looking Statements" on Page 15.

     Other services. Other services revenues include billing and collection services for IXCs, collocation services for other competitive local exchange carriers ("CLECs"), customer equipment sales and sales of other unregulated products, such as U S WEST.net(R), our Internet service. Other services revenues increased primarily as a result of increased customer equipment sales, the national expansion of our data business, increased subscribers for U S WEST.net(R) and increased revenues from billing and collection services.

Operating Expenses (in millions)

                            Three Months Ended                                 Six Months
                                  June 30,                                   Ended June 30,
                              2000       1999          Increase             2000       1999           Increase
                              ----       ----          --------             ----       ----           --------
Employee-related expenses..  $1,217    $1,153        $64       5.6%       $2,373     $2,275         $98       4.3%
Other operating expenses...     674       671          3       0.4         1,388      1,327          61       4.6
Depreciation and
   amortization............     600       573         27       4.7         1,186      1,175          11       0.9
Merger-related expenses....     291         -        291     100.0           306          -         306     100.0
Other expense-net..........     861       176        685     389.2         1,121        330         791     239.7



     Employee-related expenses. Employee-related expenses include salaries and wages, benefits, payroll taxes and contract labor.

     Employee-related expenses increased due to growth in several sectors of the business, primarily wireless and data communications, resulting in increased employee levels. Additionally, increased commitments towards improving customer service, including responding to requests for installation and repair services, resulted in higher labor costs. Across-the-board wage increases also contributed to the increase in employee-related expenses. Partially offsetting these increases were improvements in benefit-related costs, primarily in our pension plan, mainly attributable to favorable returns on pension plan assets. Pension credits were $83 million in the second quarter of 2000 compared to $50 million in the second quarter of 1999. Pension credits were $157 million for the six months ended June 30, 2000 compared to $75 million for the comparable 1999 period.

     Other operating expenses. Other operating expenses include access charges paid to carriers for the routing of local and long-distance traffic through their facilities, taxes other than income taxes, paper, printing, delivery and distribution costs associated with publishing activities and other operating costs. The increases in other operating expenses for the three and six months ended June 30, 2000 were primarily attributable to the following:

o    increased costs of product sales  associated  with our growth  initiatives,
     including   wireless  handset  costs  and  costs  applicable  to  our  data communications services and other communication services;

o increased provision for uncollectibles, primarily attributable to increased wireless revenues; and

o    increased rent expense.

     Offsetting the increases in other operating expense for the three and six months ended June 30, 2000 was the reduction in access expense related to end-users dialing toll calls using IXCs. A decrease in property taxes due to adjustments related to 1999 property taxes also partially offset the increase in other operating expenses for the three months ended June 30, 2000.

     Depreciation and amortization. The increases in depreciation and amortization expense were primarily attributable to higher overall property, plant and equipment balances resulting from our continued investment in our network. Offsetting the increase to depreciation and amortization expense for the six months ended June 30, 2000 was the cessation of depreciation, beginning in April 1999, associated with access lines that were approved to be sold in 1999.

     Merger-related expenses. In connection with the Merger, we incurred several one-time charges that were primarily employee-related. Included in the charge were severance and benefit payments to employees who left the Company upon consummation of the Merger. Additionally, retention bonus payments were made that were subject to consummation of the Merger. We anticipate additional merger-related expenses, including additional severance and retention bonuses, contract terminations and asset impairment charges will be recognized in future quarters. See "Special Note Regarding Forward-Looking Statements" on Page 15.

     Other expense-net. Interest expense was $207 million for the second quarter of 2000 compared to $163 million for the second quarter of 1999 and $418 million for the six months ended June 30, 2000, compared to $316 million for the six months ended June 30, 1999. The increases in interest expense were primarily attributable to debt U S WEST incurred to acquire 39 million shares of Global Crossing Ltd. ("Global Crossing") common stock in connection with U S WEST's proposed merger with Global Crossing and general corporate borrowings.

     In December 1999, we entered into equity swaps on 24 million shares of Global Crossing common stock. The market value of the swaps declined by $192 million and $321 million for the quarter and six months ended June 30, 2000, respectively. Additionally, in the second quarter of 2000, we determined the decline in the market value of our remaining investment in Global Crossing stock was other than temporary. We reduced the cost basis of our investment to reflect the decline in its market value and recognized a loss of $447 million.

     For the six months ended June 30, 2000, we sold other marketable securities resulting in gains of $79 million.

     Segment results. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including depreciation and amortization. See Note 4 to the condensed consolidated financial statements.


                          Three Months Ended                               Six Months
                               June 30,                                  Ended June 30,
                          --------------------                        ---------------------
                                                     Increase                                     Increase
(in millions)               2000       1999         (Decrease)          2000        1999         (Decrease)
                          ---------  ---------  -------------------   ----------  ---------  -------------------
Segment results:
   Retail services....... $1,510     $1,543      $(33)      (2.1)%    $2,978      $3,047      $(69)     (2.3)%
   Wholesale services....    578        526        52        9.9       1,160       1,055       105      10.0
   Network services......   (672)      (699)       27        3.9      (1,333)     (1,384)       51       3.7
   Directory services....    166        145        21       14.5         356         310        46      14.8


     Margins from the retail services segment decreased due to increased operating expenses. Revenue from the retail services segment increased 8.4% and 7.8% for the three and six months ended June 30, 2000, respectively over the comparable 1999 periods, primarily due to growth in local services revenues. The revenue increases were offset by higher operating expenses driven by growth initiatives and costs associated with enhancing customer service. Margins from the wholesale services segment increased as a result of greater demand for access and interconnection services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs associated with access charge expenses. Margins from the network services segment increased due to reduced operating expenses. Margins from the directory services segment increased due to price increases, increased sales of directory-related Internet products and increased efforts to control costs.


                       Three Months Ended                                Six Months
                             June 30,                                  Ended June 30,
    (in millions)        2000       1999          Decrease            2000        1999         Decrease
                         ----       ----          --------            ----        ----         --------

Provision (benefit)
   for income taxes...   $(72)      $248     $(320)   (129.0)%        $170        $488     $(318)   (65.2)%



     Provision (benefit) for income taxes. The effective tax rate for the three months ended June 30, 2000 of 37.3% decreased from the comparable 1999 rate of 37.9%. The effective tax rate of 37.5% for the six months ended June 30, 2000 decreased from the comparable 1999 rate of 37.9%. The decreases in the effective tax rate were primarily attributable to a lower composite state tax rate for 2000.

Liquidity and Capital Resources

     Operating Activities. Cash provided by operations declined to $1.8 billion for the six months ended June 30, 2000 from $2.1 billion for the prior comparable period. The decrease was primarily related to a decline in net income caused by merger-related payments in the second quarter of 2000.

     Investing Activities. Total capital expenditures were $2.7 billion for the six months ended June 30, 2000 and $1.7 billion for the six months ended June 30, 1999. On a pro forma basis, assuming the Merger had been consummated at the beginning of the year, total capital expenditures are anticipated to be between $8.0 billion and $8.5 billion for 2000. Capital expenditures have primarily been and continue to be focused on the modernization and expansion of our network and meeting the requirements of the Telecommunications Act of 1996 (the "Act"), including interconnection services such as LNP, operational support systems, collocation and trunking. We continue to expand our investment to compete in the wireless, data and video markets. See "Special Note Regarding Forward-Looking Statements" on page 15.

     Future cash needs could increase with the pursuit of new business opportunities, including the acceleration of the deployment of additional and/or advanced new services to customers, such as broadband data, wireless and video services, and may additionally be impacted by continued implementation of the requirements of the Act. The acceleration of such additional and/or advanced new services are not expected to have a material adverse impact on our financial condition or results of operations. Interconnection, LNP, universal service and access charge reform will negatively impact cash flows to the extent recovery mechanisms provided by the Federal Communications Commission ("FCC") and PUCs are inadequate. We would expect that such cash needs will be funded through operations and, when necessary, the issuance of securities.

     Partially offsetting these capital expenditures was the receipt of $1.1 billion on the sale of 24 million shares of Global Crossing common stock in the first quarter of 2000. In the second quarter of 1999, we invested $2.5 billion to purchase approximately 39 million shares of Global Crossing common stock in a tender offer.

     Financing Activities. Cash provided by financing activities was $384 million and $2.2 billion for the six months ended June 30, 2000 and 1999, respectively. In 1999, we increased borrowings to finance the Global Crossing tender offer.

     We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. As of June 30, 2000, we had lines of credit with a total unused borrowing capacity of approximately $4 billion.

Quantitative and Qualitative Disclosures About Market Risk

     Over time, we are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We have also employed financial derivatives to hedge interest rate and foreign currency exposures associated with particular debt issues to synthetically obtain below market interest rates and have employed derivatives to hedge our risk associated with equity instruments.

     As of June 30, 2000 and December 31, 1999, approximately $4.3 billion and $2.3 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper and LIBOR rates. A hypothetical increase of one-percentage point in commercial paper rates would increase annual pre-tax interest expense by $43 million. As of June 30, 2000 and December 31, 1999, we also had $300 million and $522 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of June 30, 2000 and December 31, 1999, we had entered into cross-currency swaps with notional amounts of $133 million. The cross-currency swaps synthetically transform $92 million and $94 million of Swiss Franc borrowings at June 30, 2000 and December 31, 1999, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

     As of June 30, 2000 and December 31, 1999, we had entered into equity swaps with notional amounts of $932 million and $1.1 billion relating to the sale of 24 million shares of Global Crossing common stock. In connection with the equity swaps, we entered into several equity collars on certain shares. The equity collars restrict the magnitude of any gains or losses generated by the equity swaps. A hypothetical 10% reduction in the market price of Global Crossing common shares, based upon a market price of $26.31 at June 30, 2000, would decrease the market value of our net position by $33 million. A hypothetical increase of one-percentage point in interest rates would decrease the market value of our net position by $8 million.

     At June 30, 2000 and December 31, 1999, we held marketable equity investments recorded at fair values of $674 million and $1.2 billion, respectively, which included net unrealized gains of $160 million and $222 million, respectively. The investments have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges would decrease the fair value of our equity investments by $67 million.

Recent Regulatory Developments

     Access Reform. In May 2000, the FCC adopted the access reform and universal service proposal developed by the Coalition for Affordable Local and Long Distance Service ("CALLS plan"). The five year plan significantly reduces switched access rates, eliminates the Presubscribed Interexchange Carrier Charge ("PICC") while raising current SLC caps, and establishes a new $650 million universal fund to replace implicit subsidies in interstate access charges. The CALLS plan is mandatory for the 2000-01 annual price cap tariff filing and carriers that opt out of the voluntary provisions of the CALLS plan will be required to conduct a forward-looking cost study to set their rates. We have appealed the order and asked for a stay of certain provisions. The FCC denied the request for stay.

     The access reform order also continued to allow information service providers to avoid access charges. This will continue to negatively impact results of in-region local exchange operations as the volume of information service-related usage continues to increase without an associated increase in revenues.

     In 2000,  the  incumbent  local  exchange  carriers  ("ILECs") and WorldCom appealed the February 1999 FCC order declaring Internet traffic to be interstate. The FCC order required current agreements to remain intact for reciprocal compensation with CLECs until it rules on this matter. In March 2000, the U.S. Court of Appeals partially vacated and remanded the order back to the FCC. Until this is resolved, there will remain uncertainty regarding our local exchange business' payment obligation for Internet traffic.

     Court Remand of 6.5% Productivity Factor. In 1999, the District of Columbia U.S. Court of Appeals issued a ruling reversing and remanding back to the FCC its order requiring ILECs to retroactively increase the productivity offset to price caps to 6.5% in their annual price cap filings. The Court found that the FCC's order did not justify the increase. In December 1999, the FCC issued a notice of proposed rulemaking responding to the issues raised in the Court's remand. As part of adopting CALLS, the FCC noted that the CALLS participants have agreed to waive any right to recoupment they might be entitled to seek if the FCC could not justify 6.5% productivity factor on remand. We are reviewing this issue and considering our options.

     Advanced Telecommunications Services. In March 2000, the District of Columbia U.S. Court of Appeals partially vacated and remanded back to the FCC its order establishing expanded collocation requirements for both conventional voice and advanced services. We also appealed the December 1999 FCC order requiring that line sharing be provided as an unbundled network element ("UNE"). Line sharing allows a CLEC to provide advanced services over the same loop that the ILEC uses to provide analog voice service. Previously, CLECs purchased a separate loop to provision advanced services. In March 2000, we and GTE appealed the FCC's December 1999 order on remand concerning the application of the unbundling requirement to the provision of advanced services.

     Implementation of the 1996 Telecommunications Act. In July 2000, the Eighth Circuit Court of Appeals affirmed in part and reversed in part the FCC's UNE and resale pricing rules, vacating and remanding the rules to the FCC. The Court also affirmed several of its previous rulings regarding other aspects of the FCC's UNE rules. In June 2000, the FCC affirmed and extended its November 1999 interim constraint on conversion of special access services to unbundled network element combination pricing and clarified what constitutes a "significant amount of local exchange service" for determining when loop-transport UNE combination are available.

     InterLATA Long-Distance Entry. We filed applications to enter the interLATA long-distance business in ten of the states in the U S WEST region and continue to work with the state PUCs in those states to gain approval. We are addressing operational support system issues and have agreed to participate in multistate testing where the states are agreeable. We intend to file entry applications with our remaining state PUCs by the end of the first quarter of 2001, with FCC filings following favorable state action. See "Special Note Regarding Forward-Looking Statements " on page 15.

     In June 2000, the FCC approved SBC Communications, Inc.'s application to provide long distance service in Texas. On August 1, 2000, the US Court of Appeals for the DC Circuit upheld the FCC's December 1999 approval of Bell Atlantic-New York's (now Verizon Communications) application to provide interLATA service in New York. Bell Atlantic has already gained some long distance market share in New York and SBC is expected to do the same in Texas now that approval has been granted. This could negatively affect Qwest's long distance business in those states.

     Number Pooling. In March 2000, the FCC issued an order substantially changing the way telephone numbers are allocated among carriers in order to avoid the premature exhaustion of telephone numbers in North America. This new approach must be in place by mid-2001 in our region and will require significant modifications to operational support systems and switch software with costs exceeding $345 million. The FCC has issued a further notice of proposed rulemaking to determine how ILECs may recover these costs in a competitively neutral way.

Contingencies

     We have certain pending regulatory actions. See Note 6 to the condensed consolidated financial statements.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. This standard is effective for our 2001 fiscal year, although earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 2000, its impact on the consolidated financial statements would not have been material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also requires that incremental direct costs incurred in obtaining the up-front fees be deferred and recognized over the same period as the up-front fees. The implementation of the Bulletin has been delayed until the fourth quarter of 2000 for fiscal years beginning after December 15, 1999. The application of the Bulletin will be retroactive to January 1, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not yet known.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see Note 6: "Commitments and Contingencies" - to the consolidated financial statements.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits filed for the Company through the filing of this Form 10-Q.

(2.1)               Separation Agreement,  dated June 5, 1998, between U S WEST,
                    Inc. (renamed MediaOne Group,  Inc.) ("MediaOne  Group") and
                    USW-C,   Inc  (renamed  U  S  WEST,   Inc.)  ("U  S  WEST"),
                    (incorporated  by reference to U S WEST's  Current Report on
                    Form 8-K/A dated June 26, 1998, File No. 1-14087).

(2.2) Amendment to the Separation Agreement between MediaOne Group and U S WEST, dated June 12, 1998 (incorporate by reference to U S WEST's Annual Report on Form 10-K/A for the year ended December 31, 1998, File No. 1-14087).

(3.1)               Amended and Restated  Certificate of Incorporation of Qwest,
                    (incorporated  herein by reference  to Qwest's  Registration
                    Statement on Form S-4/A, File No. 333-81149, filed September
                    17, 1999).

(3.2) Amended and Restated Bylaws of Qwest (incorporated herein by reference to Qwest's Registration Statement on Form S-4/A,
                    File No. 333-81149, filed September 17, 1999).

(4.1)***            Indenture  dated as of October 15, 1997 with  Bankers  Trust
                    Company  (including  form of Qwest's  9.47% Senior  Discount
                    Notes due 2007 and 9.47% Series B Senior  Discount Notes due
                    2007 as an exhibit thereto).

(4.2)****           Indenture  dated as of August 28,  1997 with  Bankers  Trust
                    Company  (including  form of Qwest's 10-7/8% Series B Senior
                    Notes due 2007 as an exhibit thereto).

(4.3)****           Indenture  dated as of January 29, 1998 with  Bankers  Trust
                    Company  (including form of Qwest's  8.29%  Senior  Discount
                    Notes due 2008 and 8.29% Series B Senior  Discount Notes due
                    2008 as an exhibit thereto).

(4.4)               Indenture  dated as of November 4, 1998 with  Bankers  Trust
                    Company  (including  form of Qwest's  7.50% Senior  Discount
                    Notes due 2008 and 7.50% Series B Senior  Discount Notes due
                    2008 as an exhibit  thereto)  (incorporated  by reference to
                    Qwest's  Registration   Statement  on  Form  S-4,  File  No.
                    333-71603, filed February 2, 1999).

(4.5)               Indenture  dated as of November 27, 1998 with Bankers  Trust
                    Company  (including  form of Qwest's  7.25% Senior  Discount
                    Notes due 2008 and 7.25% Series B Senior  Discount Notes due
                    2008 as  exhibit  thereto)  (incorporated  by  reference  to
                    Qwest's  Registration   Statement  on  Form  S-4,  File  No.
                    333-71603, filed February 2, 1999).

(4.6)               Registration  Agreement dated November 27, 1998 with Salomon
                    Brothers  Inc.  relating to Qwest's  7.25%  Senior  Discount
                    Notes  due  2008   (incorporated  by  reference  to  Qwest's
                    Registration  Statement  on Form  S-4,  File No.  333-71603,
                    filed February 2, 1999).

(4.7)               Indenture   dated  as  of  June   23,   1997   between   LCI
                    International,  Inc., and First Trust National  Association,
                    as  trustee,  providing  for the  issuance  of  Senior  Debt
                    Securities,  including  Resolutions of the Pricing Committee of the  Board of  Directors  establishing  the  terms of the
                    7.25%  Senior  Notes  due June  15,  2007  (incorporated  by reference  to Exhibit 4(c) in LCI's  Current  Report on Form
                    8-K dated June 23, 1997).

(4.8)               Registration  Rights  Agreement,   dated  August  20,  1999,
                    between U S WEST Capital Funding Inc., U S WEST,  Inc., J.P.
                    Morgan Securities,  Inc. and Merrill Lynch, Pierce, Fenner &
                    Smith Incorporated  (incorporated herein by reference to U S
                    WEST's Form S-4 Registration Statement,  File No. 333-92523,
                    filed December 10, 1999).

(4.9)               Indenture,  dated as of June 29, 1998, by and among U S WEST
                    Capital  Funding,  Inc.,  U S  WEST,  Inc.,  and  The  First
                    National  Bank of  Chicago  (now  known  as Bank  One  Trust
                    Company, National Association), as Trustee (incorporated herein by reference to U S WEST's Current Report on Form
                    8-K, dated November 18, 1998, File No. 1-14087).

4.10 First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc.,
                    Qwest Communications  International Inc., and Bank One Trust
                    Company, as Trustee.

(10.1)**            Growth Share Plan, as amended, effective October 1, 1996.*

(10.2)              Equity Incentive Plan, as amended*  (incorporated  herein by
                    reference  from  Exhibit  A  to  Qwest's   definitive  proxy
                    statement on Schedule 14A, filed March 17, 2000.

(10.3)              Qwest  Communications   International  Inc.  Employee  Stock
                    Purchase Plan  (incorporated  herein by reference to Qwest's
                    Preliminary  Proxy  Statement  for  the  Annual  Meeting  of
                    Stockholders, filed February 26, 1999).*

(10.4)              Qwest    Communications    International    Inc.    Deferred
                    Compensation  Plan  (incorporated  herein  by  reference  to
                    Qwest's  Annual  Report  on Form  10-K  for the  year  ended
                    December 31, 1998).*

(10.5)****          Equity Compensation Plan for Non-Employee Directors.

(10.6)              Qwest   Communications   International   Inc.   401-K   Plan
                    (incorporated  herein by reference to Qwest's  Annual Report on Form 10-K for the year ended December 31, 1998).*

(10.7)**            Employment  Agreement dated December 21, 1996 with Joseph P.
                    Nacchio.*

(10.8)****          Growth  Share  Plan   Agreement   with  Joseph  P.  Nacchio,
                    effective January 1, 1997, and Amendment thereto.*

(10.9)****          Non-Qualified Stock Option Agreement with Joseph P. Nacchio, effective June 23, 1997.*

(10.11)**           Promissory  Note  dated  November  20,  1996  and  Severance
                    Agreement dated December 1, 1996 with Robert S. Woodruff.*

(10.12)****         Employment  Agreement  dated  March 7, 1997 with  Stephen M.
                    Jacobsen.*

(10.15)****         Employment Agreement dated October 8, 1997 with Lewis O.
                    Wilks.*

(10.16)**+          IRU  Agreement  dated as of October 18,  1996 with  Frontier
                    Communications International Inc.

(10.17)**+          IRU  Agreement  dated as of February 26, 1996 with  WorldCom
                    Network Services, Inc.


(10.18)**+          IRU Agreement dated as of May 2, 1997 with GTE.

(10.19) LCI International, Inc. 1992 Stock Option Plan (incorporated herein by reference to LCI's Registration Statement No.
                    33-60558).*

(10.20)             LiTel   Communications,   Inc.   1993  Stock   Option   Plan
                    (incorporated  herein  by  reference  to LCI's  Registration
                    Statement No. 33-60558).*

(10.21)             LCI   International,   Inc.   1994/1995  Stock  Option  Plan
                    (incorporated  herein by reference to LCI's Annual Report on
                    Form 10-K for the year ended December 31, 1993).*

(10.22)             LCI   International,   Inc.   1995/1996  Stock  Option  Plan
                    (incorporated  herein by reference to LCI's Proxy  Statement for the 1995 Annual Meeting of Shareowners.)*

(10.23)             LCI International  Management  Services,  Inc.  Supplemental
                    Executive Retirement Plan (incorporated herein by reference to LCI's Quarterly Report on Form 10-Q for the quarter ended
                    March 31, 1995).*

(10.24)             1997/1998  LCI   International,   Inc.   Stock  Option  Plan
                    (incorporated  herein by reference to LCI's Annual Report on
                    Form 10-K for the year ended December 31, 1996).*

(10.25)             1995  Stock  Option  Plan of Icon  CMT  Corp.  (incorporated
                    herein  by  reference  to  Icon  CMT  Corp.'s   Registration
                    Statement on Form S-1/A, No. 333-38339).*

(10.26)             Amendment to Amended and Restated  1995 Stock Option Plan of
                    Icon CMT Corp.  (incorporated herein by reference to Qwest's
                    Annual  Report on Form 10-K for the year ended  December 31,
                    1998).*

(10.27)             U.S. Long  Distance  Corp.  1990 Employee  Stock Option Plan
                    (incorporated herein by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).*

(10.28)             Participation  Agreement dated as of November 1996 among LCI
                    International, Inc., as the Construction Agent and as the Lessee, First Security Bank, National Association, as the
                    Owner Trustee under the Stuart Park Trust, the various banks and lending institutions which are parties thereto from time to time as the Holders, the various banks and lending institutions which are parties thereto from time to time as the Lenders and NationsBank of Texas, N.A., as the Agent for the Lenders (incorporated herein by reference to LCI's
                    Annual  Report on Form 10-K for the year ended  December 31,
                    1996).

(10.29)             Agency  Agreement  between LCI  International,  Inc., as the
                    Construction   Agent  and  First  Security  Bank,   National
                    Association,  as the Owner  Trustee  under the  Stuart  Park
                    Trust  as  the  Lessor   dated  as  of  November   15,  1996
                    (incorporated  herein by reference to LCI's Annual Report on
                    Form 10-K for the year ended December 31, 1996).

(10.30)             Deed of  Lease  Agreement  dated  as of  November  15,  1996 between First  Security  Bank,  National  Association as the
                    Owner Trustee under the Stuart Park Trust, as Lessor and LCI
                    International,   Inc.  as  Lessee  (incorporated  herein  by
                    reference to LCI's  Annual  Report on Form 10-K for the year ended December 31, 1996).

(10.31)             Common  Stock  Purchase  Agreement  dated as of December 14,
                    1998 with Microsoft Corporation (incorporated herein by reference to Qwest's Current Report on Form 8-K filed
                    December 16, 1998).

(10.32)             Registration  Rights  Agreement dated December 14, 1998 with
                    Microsoft Corporation (incorporated herein by reference to Qwest's Current Report on Form 8-K filed December 16, 1998).

(10.33)             Registration  Rights  Agreement  dated as of April 18,  1999 with Anschutz Company and Anschutz Family Investment Company
                    LLC  (incorporated  herein by reference  to Qwest's  Current
                    Report on Form 8-K/A filed April 28, 1999).

(10.34) Common Stock Purchase Agreement dated as of April 19, 1999 with BellSouth Enterprises, Inc. (incorporated herein by reference to Qwest's Current Report on Form 8-K/A filed
                    April 28, 1999).

(10.35)             Registration  Rights  Agreement  dated as of April 19,  1999 with BellSouth  Enterprises,  Inc.  (incorporated  herein by reference  to Qwest's  Current  Report on Form  8-K/A  filed
                    April 28, 1999).

(10.36) Voting Agreement dated as of July 18, 1999 among each of the shareholders listed on the signature page thereto and U S
                    WEST,  Inc.  (incorporated  herein by  reference  to Qwest's
                    Registration Statement on Form S-4/A, File No. 333-81149, filed September 17, 1999).

(10.37)             Purchase Agreement by and among Qwest,  Slingshort Networks,
                    LLC and Anschutz  Digital Media,  Inc.  dated  September 26,
                    1999 (incorporated herein by reference to Qwest's quarterly report on Form 10-Q for the quarter ended September 30,
                    1999).

10.38               Unit  Purchase  Agreement  dated June 21,  2000 by and among
                    U.S. Telesource, Inc. and Anschutz Digital Media, Inc.

10.39               Second   Amended  and   Restated   Operating   Agreement  of
                    Slingshort  Networks,  LLC entered  into as of June 21, 2000 between  Anschutz Digital Media,  Inc. and U.S.  Telesource,
                    Inc.

(10.40)             Employee  Matters  Agreement  between MediaOne Group and U S
                    WEST dated June 5, 1998 (incorporated herein by reference to U S WEST's Current Report on Form 8-K/A dated June 26, 1998,
                    File No. 1-14087).

(10.41) Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated herein by reference to U S
                    WEST's  Current  Report on Form 8-K/A  dated June 26,  1998,
                    File No. 1-14087).

(10.42)             364-Day $4.0 Billion  Credit  Agreement,  dated as of May 5,
                    2000, among U S WEST, Inc., U S WEST Capital Funding,  Inc.,
                    U S WEST Communications, Inc., the banks listed therein, and Morgan Guaranty Trust Company of New York, as administrative agent (incorporated herein by reference to U S WEST's quarterly report on Form 10-Q for the quarter ended March
                    31, 2000).

10.43               Purchase  Agreement  dated July 3, 2000 among Qwest  Capital
                    Funding, Inc. and Qwest Communications
                    International Inc.

10.44 Paying Agent Agreement made as of the 7th day of July, 2000 between The Bank of New York and
                    Qwest Capital Funding, Inc.

10.45               Calculation  Agency  Agreement  dated  as of  July  7,  2000 between  Qwest  Capital  Funding,  Inc.  and The Bank of New
                    York.

(10.60) 1998 U S WEST Stock Plan (incorporated herein by reference to U S WEST's Form S-4 Registration Statement, File No.
                    333-45765, filed February 6, 1998, as amended).

(10.61)* U S WEST Executive Short-Term Incentive Plan (incorporated herein by reference to U S WEST's Form S-4 Registration
                    Statement, File No. 333-45765, filed February 6, 1998, as amended).

(10.62)*            U S WEST 1998 Broad Based Stock Option Plan,  dated June 12,
                    1998  (Exhibit  10(l)  to Form  10-Q for the  quarter  ended
                    September 30, 1998, File No. 1-14087).

(10.63)* U S WEST Deferred Compensation Plan, amended and restated effective as of June 12, 1998 (Exhibit 10(m) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

(10.64)*            U S WEST 1998 Stock Plan,  as amended June 22, 1998 (Exhibit
                    10(n) to Form 10-Q for the quarter ended September 30, 1998,
                    File No. 1-14087).

(10.65)*            1998 U S WEST Stock Plan, as amended August 6, 1999 (Exhibit
                    10-O.1 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-14087).

(10.66)*            1999 U S WEST Stock Plan, as amended August 6, 1999 (Exhibit
                    10-O.2 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-14087).

(10.67)             Form  of  Agreement  for  Purchase  and  Sale  of  Telephone
                    Exchanges,  dated  as of June  16,  1999,  between  Citizens
                    Utilities Company and U S WEST Communications, Inc. (Exhibit
                    99 to Form 8-K, dated June 17, 1999, File No. 1-14087).

27                  Financial Data Schedule

(99)                Annual  Report  on  Form  11-K  for  the  U S  WEST  Savings
                    Plan/ESOP for the year ended December 31, 1999 (incorporated by reference to U S WEST's Annual Report on Form 10-K, File
                    No. 1-14087, Paper Copy (P).


-------------------

<F1>
(  )     Previously filed.
<F2>
*    Executive Compensation Plans and Arrangements.
<F3>
** Incorporated by reference in Form S-1 as declared effective on June 23, 1997 (File No. 333-25391).
<F4>
*** Incorporated by reference to exhibit 4.1 in Form S-4 as declared effective on January 5, 1998 (File No. 333-42847).
<F5>
**** Incorporated  by reference in Qwest's Form 10-K for the year ended December
     31, 1997.
<F6>
+    Portions  have  been  omitted   pursuant  to  a  request  for  confidential
     treatment.
<F7>


(b)      Reports on Form 8-K:

(i) On April 19, 2000, Qwest filed a Current Report on Form 8-K announcing its financial results for the first quarter of 2000.

(ii) On July 3, 2000, Qwest filed a Current Report on Form 8-K announcing the completion of the merger with U S WEST, Inc.

(iii) On July 7, 2000, Qwest filed a Current Report on Form 8-K regarding a meeting with investors and financial analysts.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Qwest Communications International Inc.



                              By:  /s/ ROBERT S. WOODRUFF
                                 Robert S. Woodruff
                                 Executive Vice President - Finance and
                                 Chief Financial Officer
August 11, 2000