Form 10-Q
period 2000-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2000-11-14
CIK 1037949

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
                 ----------------------------------------------
              (Address of principal executive offices and zip code)

                         TELEPHONE NUMBER (303) 992-1400
                         -------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 2000, 1,656,097,575 shares of common stock were outstanding.

================================================================================

                     Qwest Communications International Inc.
                                    Form 10-Q

                                TABLE OF CONTENTS

  Item                                                                                                 Page
  ----                                                                                                 ----
                                        PART I - FINANCIAL INFORMATION
   1.      Financial Statements

                    Condensed Consolidated Statements of Operations -
                    Three and nine months ended September 30, 2000 and 1999........................       1

                    Condensed Consolidated Balance Sheets -
                    September 30, 2000 and December 31, 1999.......................................       2

                    Condensed Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 2000 and 1999..................................       3

                    Notes to Condensed Consolidated Financial Statements...........................       4

   2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................................      13

   3.      Quantitative and Qualitative Disclosures About Market Risk..............................      21

                                         PART II - OTHER INFORMATION

   1.      Legal Proceedings.......................................................................      25

   6.      Exhibits and Reports on Form 8-K........................................................      25

           Signature page..........................................................................      30

                     QWEST COMMUNICATIONS INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                           ----------------------      ----------------------
                                                                             2000          1999          2000          1999
                                                                           --------      --------      --------      --------
   Revenues:
         Commercial services .........................................     $  2,421      $  1,186      $  4,880      $  3,453
         Consumer and small business services ........................        1,694         1,409         4,666         4,130
         Directory services ..........................................          351           336         1,029           981
         Switched access services ....................................          299           365         1,017         1,127
                                                                           --------      --------      --------      --------
            Total revenues ...........................................        4,765         3,296        11,592         9,691
   Operating expenses:
         Cost of sales ...............................................        1,703         1,035         3,650         2,942
         Selling, general and administrative .........................        1,198           801         3,011         2,496
         Depreciation ................................................          727           588         1,913         1,763
         Goodwill and other intangible amortization ..................          317            --           317            --
         Merger-related and other one-time charges ...................        1,030            --         1,336            --
                                                                           --------      --------      --------      --------
              Total operating expenses ...............................        4,975         2,424        10,227         7,201
                                                                           --------      --------      --------      --------

   Operating income (loss) ...........................................         (210)          872         1,365         2,490
   Other expense (income):
         Interest expense ............................................          314           203           732           519
         Decline (increase) in market value of
               Global Crossing Ltd. financial instruments ............          (58)           --           710            --
         Gain on sales of investments ................................         (252)           --          (331)           --
         Loss on sale of fixed assets ................................           39            --            39            --
         Terminated merger-related expenses ..........................           --           282            --           282
         Other expense (income) -net .................................            5            (4)           19            10
                                                                           --------      --------      --------      --------

            Total other expense-net ..................................           48           481         1,169           811
                                                                           --------      --------      --------      --------

   Earnings (loss) before income taxes and cumulative effect of
      change in accounting principle .................................         (258)          391           196         1,679
   Provision (benefit) for income taxes ..............................          (10)          255           160           743
                                                                           --------      --------      --------      --------
   Earnings (loss) before cumulative effect of change in
      accounting principle ...........................................         (248)          136            36           936
   Cumulative effect of change in accounting principle ...............           --            --            --           240
                                                                           --------      --------      --------      --------

   Net earnings (loss) ...............................................     ($   248)     $    136      $     36      $  1,176
                                                                           ========      ========      ========      ========

Basic earnings (loss) per share ......................................     ($  0.15)     $   0.16      $   0.02      $   1.35
                                                                           ========      ========      ========      ========

Basic average shares outstanding .....................................        1,662           873         1,644           872
                                                                           ========      ========      ========      ========

Diluted earnings (loss) per share ....................................     ($  0.15)     $   0.15      $   0.02      $   1.34
                                                                           ========      ========      ========      ========

Diluted average shares outstanding ...................................        1,662           880         1,686           879
                                                                           ========      ========      ========      ========

Dividends per share ..................................................     $   0.00      $   0.31      $   0.31      $   1.05
                                                                           ========      ========      ========      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     QWEST COMMUNICATIONS INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                                2000            1999
                                                                                            -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .............................................................     $   417        $    78
   Accounts receivable-net ...............................................................       4,236          2,455
   Receivable from sale of Global Crossing Ltd. common stock .............................          --          1,140
   Inventories and supplies ..............................................................         252            272
   Prepaid and other .....................................................................         841            247
                                                                                               -------        -------

Total current assets .....................................................................       5,746          4,192
Property, plant and equipment-net ........................................................      23,840         16,404
Goodwill and other intangible assets-net .................................................      39,748             --
Other assets-net .........................................................................       2,754          2,676
                                                                                               -------        -------

Total assets .............................................................................     $72,088        $23,272
                                                                                               =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Short-term debt .......................................................................     $ 2,795        $ 2,882
   Accounts payable ......................................................................       1,842          1,700
   Accrued expenses and other current liabilities ........................................       4,086          1,840
   Advance billings and deposits .........................................................         377            344
                                                                                               -------        -------

Total current liabilities ................................................................       9,100          6,766
Long-term debt ...........................................................................      15,560         10,189
Postretirement and other postemployment benefit obligations ..............................       2,668          2,890
Deferred income taxes ....................................................................       2,019          1,191
Deferred credits and other ...............................................................       1,449            981

Commitments and contingencies

Stockholders' equity:
   Preferred stock-$0.01 par value, 200 million shares authorized, none issued and
      outstanding ........................................................................          --             --
   Common stock-$0.01 par value, 5 billion shares authorized, 1,667 million and
      876 million issued, 1,667 million and 875 million outstanding ......................      41,144            656
   Retained earnings .....................................................................         141            377
   Accumulated other comprehensive income ................................................           7            222
                                                                                               -------        -------

Total stockholders' equity ...............................................................      41,292          1,255
                                                                                               -------        -------

Total liabilities and stockholders' equity ...............................................     $72,088        $23,272
                                                                                               =======        =======


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     QWEST COMMUNICATIONS INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
   Cash provided by operating activities ..............     $  2,804      $  2,952
                                                            --------      --------

INVESTING ACTIVITIES

   Expenditures for property, plant and equipment .....       (5,006)       (2,681)
   Proceeds from sale of equity securities ............        1,838            --
   Cash from acquisition ..............................          407            --
   Investment in equity securities ....................         (250)       (2,464)
   Other ..............................................          (44)          (41)
                                                            --------      --------
   Cash used for investing activities .................       (3,055)       (5,186)
                                                            --------      --------

FINANCING ACTIVITIES

   Net proceeds from (payments on) short-term debt ....       (3,134)        2,102
   Proceeds from issuance of long-term debt ...........        4,267         1,302
   Repayments of long-term debt .......................         (316)         (307)
   Proceeds from issuance of common stock .............          315            60
   Dividends paid on common stock .....................         (542)         (917)
                                                            --------      --------

   Cash provided by financing activities ..............          590         2,240
                                                            --------      --------

CASH AND CASH EQUIVALENTS

   Increase ...........................................          339             6
   Beginning balance ..................................           78            49
                                                            --------      --------

   Ending balance .....................................     $    417      $     55
                                                            ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing activities:
   Acquisitions, net of cash acquired .................     $ 40,083      $     --
                                                            ========      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     QWEST COMMUNICATIONS INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

         The condensed consolidated interim financial statements are unaudited. We prepared these financial statements in accordance with the instructions for Form 10-Q and therefore, did not include all information and footnotes required by accounting principles generally accepted in the United States. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to fairly present our consolidated results of operations, financial position and cash flows as of September 30, 2000 and for all periods presented. A description of our accounting policies and other financial information is included in the audited consolidated financial statements filed with the Securities and Exchange Commission in U S WEST, Inc.'s ("U S WEST") Annual Report on Form 10-K for the year ended December 31, 1999 (see Note 2). The consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year. We made certain reclassifications to prior balances to conform with the current presentation.

NOTE 2: MERGER WITH U S WEST

         On June 30, 2000, Qwest Communications International Inc. ("Qwest") completed its acquisition of U S WEST (the "Merger"). Each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares), resulting in the issuance of approximately 882 million Qwest shares. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. Shares outstanding, average shares, dividends per share and earnings
(loss) per share have been restated to give retroactive effect to the exchange ratio. The total value of the consideration was approximately $40 billion. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer.

         A preliminary allocation of the purchase price has been made to certain identified tangible and intangible assets and liabilities of Qwest, based upon information available to management at the date of the preparation of the accompanying financial statements. The preliminary purchase price allocation was as follows: (i) $2.6 billion to tangible assets and liabilities, net; (ii) $11.5 billion to identified intangibles, including product technology, customer lists, tradenames, assembled workforce and the premium on our investment in KPNQwest N.V.; and (iii) $27.9 billion to goodwill. The amounts allocated to identified intangible assets and goodwill are being amortized over periods ranging from 3 to 40 years.

         The pro forma unaudited results of operations as though the Merger had been completed as of the beginning of 1999 and 2000 are as follows (in millions, except for per share amounts):

                                                            NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                       ----------------------
                                                         2000          1999
                                                       --------      --------
Revenues .........................................     $ 13,936      $ 12,027
Net earnings (loss) ..............................         (363)          178

Diluted earnings (loss) per share ................     ($  0.22)     $   0.20

         For the quarter ended September 30, 2000, we incurred merger-related and other one-time charges totaling $1.0 billion. The charge includes $161 million of severance, $324 million of property, plant and equipment abandonments and impairments, $465 million of other merger-related charges and $80 million of litigation charges. We have identified a workforce reduction of 4,500 employees, of which 1,078 have voluntarily separated without receiving benefit packages. The remaining employees identified will receive a benefit package. The severance charge covers a workforce reduction of 3,422 employees, primarily affecting staff functions of the organization, of which 988 employees had been terminated as of September 30, 2000.

         For the nine months ended September 30, 2000, we incurred merger-related and other one-time charges totaling $1.3 billion. The charge includes $238 million of severance, $324 million of property, plant and equipment asset abandonments and impairments, $694 million of other merger-related charges and $80 million of litigation charges. The severance charge covers a workforce reduction of 3,439 employees, primarily affecting staff functions of the organization, of which 1,005 employees had been terminated as of September 30, 2000.

         In addition to being reflected in the condensed consolidated statements of operations, the aforementioned charges are reflected in the pro forma, unaudited results of operations.

         For the three and nine months ended September 30, 2000, the property, plant and equipment charge includes $107 million of internal software projects that were in progress that management has determined to no longer pursue. In addition, management has evaluated its network and identified certain network assets that are impaired based upon the criteria specified in Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," resulting in an impairment charge of $217 million. The other merger-related charges of $465 million and $694 million for the three and nine months ended September 30, 2000, respectively, include employee retention payments, contracts to be terminated, penalties for contract terminations, relocation costs, and merger integration costs, offset by post-retirement benefit curtailment gains.

         Management anticipates that the majority of the merger-related costs will be paid out by September 30, 2001. We are continuing to review merger-related activities which may result in additional merger-related charges in future periods.

         The amounts accrued and charged against the established provisions described above were as follows (in millions):

                                                                      BEGINNING        CURRENT         CURRENT          ENDING
                                                                       BALANCE        PROVISION       UTILIZATION      BALANCE
                                                                      ---------       ---------       -----------      -------
For the three months ended September 30, 2000

Employee termination .........................................          $   --          $  161          $    4          $  157
Other merger-related costs and other one-time charges ........              --             869             469             400
                                                                        ------          ------          ------          ------

                                                                        $   --          $1,030          $  473          $  557
                                                                        ======          ======          ======          ======

For the nine months ended September 30, 2000

Employee termination .........................................          $   --          $  238          $   81          $  157
Other merger-related costs and other one-time charges ........              --           1,098             698             400
                                                                        ------          ------          ------          ------

                                                                        $   --          $1,336          $  779          $  557
                                                                        ======          ======          ======          ======

NOTE 3:  WEIGHTED AVERAGE SHARES

         The following table is a reconciliation of basic weighted average shares to diluted weighted average shares (in millions):

                                                                THREE MONTHS                  NINE MONTHS
                                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                            --------------------          --------------------
                                                             2000           1999           2000           1999
                                                            -----          -----          -----          -----
Basic weighted average shares outstanding ........          1,662            873          1,644            872
Dilutive effect of stock options .................             --              7             42              7
                                                            -----          -----          -----          -----

Diluted weighted average shares outstanding ......          1,662            880          1,686            879
                                                            =====          =====          =====          =====

         Diluted weighted average shares outstanding for the three months ended September 30, 2000 excludes 33 million incremental shares related to stock options. These shares are excluded due to their anti-dilutive effect as a result of our net loss for the three months ended September 30, 2000.

NOTE 4:  SEGMENT INFORMATION

         We operate in four segments: retail services, wholesale services, network access and operations and directory services. The retail services segment provides communications services, including Internet, wireless, data and long-distance services to residential and business customers. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers and interconnection to our telecommunications network to competitive local exchange carriers. Our network access and operations segment provides access to our telecommunications network, including our information technologies, primarily to our retail and wholesale services segments. The directory services segment publishes White and Yellow Pages telephone directories and provides electronic directory and other information services.

         Following is a breakout of our segments. Because significant operating expenses of the retail and wholesale services segments are not allocated to the segments for decision-making purposes, management does not believe the segment margins are representative of the actual operating results of the segments. The margins for the retail and wholesale services segments exclude network and corporate expenses. The margins for the network access and operations and directory services segments exclude corporate expenses. The "other" category includes our corporate expenses and intersegment eliminations.

                                                                    TOTAL
                                                                COMMUNICATIONS
                                                   NETWORK           AND
                         RETAIL      WHOLESALE     ACCESS &        RELATED       DIRECTORY               RECONCILING    CONSOLIDATED
                        SERVICES      SERVICES    OPERATIONS       SERVICES      SERVICES    OTHER          ITEMS           TOTAL
                        --------     ---------    ----------    --------------   ---------  --------      ----------    ------------
THREE MONTHS ENDED SEPTEMBER 30,
(IN MILLIONS)
2000

Revenues ............   $  3,488      $    849     $    144        $  4,481      $    354   $    (70)     $     --       $  4,765
Earnings (loss)  ....      2,108           716         (753)          2,071           201       (294)       (2,236)(1)       (258)
Assets ..............         --(2)         --(2)        -- (2)          --(2)        730         -- (2)    71,358 (2)     72,088

1999

Revenues ............   $  2,270      $    725     $     63        $  3,058      $    338   $   (100)     $     --       $  3,296
Earnings (loss)  ....      1,560           549         (699)          1,410           185        (34)       (1,170)(1)        391
Assets ..............         --(2)         --(2)        -- (2)          --(2)        862         -- (2)    20,414 (2)     21,276


----------

(1) Adjustments made to arrive at consolidated earnings (loss) before income taxes and cumulative effect of change in accounting principle include the following (in millions):

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                     2000                      1999
                                                                    ------                    ------
Costs excluded from segment data but included in the
   consolidated total:
Taxes other than income taxes ..............................        $  114                    $  101
Depreciation and amortization ..............................         1,044                       588
Merger-related and other one-time charges ..................         1,030                        --
Other expense-net ..........................................            48                       481
                                                                    ------                    ------
                                                                    $2,236                    $1,170
                                                                    ======                    ======

(2) We do not provide a breakout of assets for all segments to our chief operating decision-maker. The reconciling items column represents the amount to reconcile to the consolidated total.

                                                                        TOTAL
                                                                   COMMUNICATIONS
                                                      NETWORK           AND
                              RETAIL    WHOLESALE     ACCESS &         RELATED      DIRECTORY             RECONCILING   CONSOLIDATED
                             SERVICES    SERVICES    OPERATIONS        SERVICES     SERVICES    OTHER        ITEMS          TOTAL
                             --------   ---------    ----------    --------------   ---------  --------   -----------   ------------
NINE MONTHS ENDED SEPTEMBER 30, (IN MILLIONS)
2000

Revenues ................    $ 8,222      $ 2,414       $   286        $10,922      $ 1,040    $  (370)     $    --        $11,592
Earnings (loss) .........      5,087        1,875        (2,086)         4,876          557       (176)      (5,061)(1)        196
Assets ..................         --(2)        --(2)         --(2)          --(2)       730         --(2)    71,358(2)      72,088

1999

Revenues ................    $ 6,661      $ 2,135       $   178        $ 8,974      $   988    $  (271)     $    --        $ 9,691
Earnings (loss) .........      4,608        1,605        (2,083)         4,130          495        (72)      (2,874)(1)      1,679
Assets ..................         --(2)        --(2)         --(2)          --(2)       862         --(2)    20,414(2)      21,276

----------

(1) Adjustments made to arrive at consolidated earnings before income taxes and cumulative effect of change in accounting principle include the following (in millions):


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                          2000                     1999
                                                                         ------                   ------
Costs excluded from segment data but included in the
   consolidated total:
Taxes other than income taxes ...................................        $  326                   $  300
Depreciation and amortization ...................................         2,230                    1,763
Merger-related and other one-time charges .......................         1,336                      --
Other expense-net ...............................................         1,169                      811
                                                                         ------                   ------
                                                                         $5,061                   $2,874
                                                                         ======                   ======

(2) We do not provide a breakout of assets for all segments to our chief operating decision-maker. The reconciling items column represents the consolidated total amount.

NOTE 5:  OTHER COMPREHENSIVE EARNINGS (LOSS)

         Total comprehensive earnings (loss) for the three and nine months ended September 30, 2000 and 1999 is as follows (in millions):

                                                               THREE MONTHS                     NINE MONTHS
                                                            ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                          -----------------------         -----------------------
                                                            2000            1999            2000            1999
                                                          -------         -------         -------         -------
Net earnings (loss) ..............................        ($  248)        $   136         $    36         $ 1,176
Other comprehensive earnings (loss):
   Net unrealized losses on available for
      sale marketable securities .................            (72)           (815)           (132)           (732)
Foreign currency translation .....................            (83)             --             (83)             --
                                                          -------         -------         -------         -------
Comprehensive earnings (loss) ....................        ($  403)        ($  679)        ($  179)        $   444
                                                          =======         =======         =======         =======

         Net unrealized losses for the quarters ended September 30, 2000 and 1999 were net of deferred tax benefits of $46 million and $522 million, respectively. Net unrealized losses for the nine months ended September 30, 2000 and 1999 were net of deferred tax benefits of $86 million and $473 million, respectively.

         For the nine months ended September 30, 2000, unrealized losses on marketable securities include reclassification adjustments of $319 million, net of deferred taxes of $128 million, pertaining to an other than temporary impairment of our investment in Global Crossing common stock, offset by realized gains from the sale of securities. These reclassification adjustments have now been realized through the Condensed Consolidated Statement of Operations.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         In March 2000, Qwest and IBM Global Services ("IBM") formed a strategic business alliance to deliver next-generation e-business services and applications through the construction and activation of new Qwest CyberCentersSM throughout North America. IBM, as contractor, will build and provide operational support for 28 CyberCenters for Qwest. IBM will lease hosting space in these CyberCenters and will purchase telecommunications services from Qwest, with the total revenue expected to be approximately $2.5 billion over the seven-year term of the agreement. Under this alliance, Qwest agreed to purchase equipment and services from IBM, as contractor, over a seven-year period, which combined with the construction services, is expected to be approximately $2.5 billion. We have not purchased any of these services as of September 30, 2000.

CONTINGENCIES

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

         Through November 11, 2000, Qwest has been served with seven class action complaints purportedly on behalf of customers in the states of Colorado, Arizona, Oregon, Utah, Minnesota, Washington and New Mexico. The complaints allege, inter alia, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaints allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. As of November 11, 2000, the complaints have been settled, subject to court approval.

         In April 1999, CSX Transportation, Inc. filed a complaint in federal district court in Jacksonville, Florida against us claiming breach of a 1995 contact. We have filed a motion to dismiss the case, which is pending. Trial is scheduled to commence in June 2001.

          Through September 2000, Qwest has been named as a defendant in several purported class actions, filed in Texas, Indiana, Tennessee, Missouri, Kansas, Georgia, Louisiana and Oregon which involve our right to install our fiber optic cable network in easements and right-of-ways crossing the plaintiffs' land. In general, we obtained the rights to construct our network from railroads, utilities, and others, and installed our network along the rights of way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which our fiber optic cable network passes, and that the railroads, utilities, and others who granted to us the right to construct and maintain our network did not have the legal ability to do so. The Indiana and Texas actions purport to be on behalf of a national class of owners of land over which our network passes; the Georgia, Louisiana, Oregon, Kansas, Tennessee and Missouri actions purport to be on behalf of a class of such owners in Georgia, Louisiana, Oregon, Kansas, Tennessee and Missouri. The complaints seek damages on theories of trespass and unjust enrichment, and punitive damages as well. We have received, and may in the future receive, claims and demands related to rights of way issues similar to the issues in these cases that may be based on similar or different legal theories.

         From March 2, 2000 to March 6, 2000, five class action complaints were filed in the Delaware Court of Chancery against Qwest and its directors. A sixth class action complaint was brought against the same defendants in state court in New York on March 9, 2000. The actions have been brought on behalf of a purported class of Qwest stockholders claiming that Qwest and its directors breached their fiduciary duty by entering into the U S WEST merger and by agreeing not to solicit alternative transactions without fully informing themselves about the availability of alternative transactions and without fully informing themselves as to Qwest's value. Plaintiffs seek, among other things, injunctive relief against the consummation of the U S WEST merger and ordering Qwest to explore alternative transactions, including alternative transactions involving Deutsche Telekom AG. On March 21, 2000, the Delaware actions were consolidated into one action and the plaintiffs were ordered to file a consolidated amended complaint as soon as practicable. On May 16, 2000, the defendants moved to dismiss, or in the alternative stay, the New York action. By order of the Court, the return date of that motion has been extended.

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

         We have provided for these matters in our financial statements as of September 30, 2000. We do not expect any additional material adverse impacts as a result of these matters.

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

         In connection with the Merger, we were required to divest transport services between local access and transport areas ("LATAs") within U S WEST's 14-state region. In June 2000, we sold our interLATA customer base, along with other assets. Under the terms of the agreement, the purchase price paid is subject to adjustment for revenue fluctuations during the 90 days subsequent to the agreement date. Depending on certain circumstances, the revenue adjustment may not be settled until the end of the first quarter 2001. We do not expect the adjustment, if any, to have a material adverse impact on our consolidated results of operations or financial position.

NOTE 7:  CHANGE IN ACCOUNTING METHOD

         Prior to 1999, our directory business ("Dex") recognized revenues and expenses related to publishing directories using the "deferral method," under which revenues and expenses were recognized over the lives of the directories, generally one year. Effective the fourth quarter of 1999, Dex changed to the "point of publication" method of accounting, which recognizes revenues and expenses at the time the related directory is published and distributed. The change in methodology was made to align our revenue and expense policy with the earnings process and to better reflect the operating activity of the business. The accounting change resulted in a one-time increase in 1999 in net income of $240 million (net of income tax of $153 million), or $0.27 per diluted share, which was reported as a cumulative effect (as of January 1, 1999) of a change in accounting principle. We restated our three and nine months ended September 30, 1999 results of operations to give effect to the point of publication method which decreased net income by $3 million ($0.00 per diluted share) and $21 million ($0.02 per diluted share) as compared to results that would have been reported under the deferral method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains "forward-looking statements," as that term is used in federal securities laws, about Qwest Communications International Inc.'s ("Qwest") financial condition, results of operations and business. These statements include, among others:

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

         The most important facts that could prevent Qwest from achieving its stated goals include, but are not limited to, the following:

         - intense competition in the local exchange, intraLATA (Local Access and Transport Areas) toll, wireless and data markets;

         -        changes in demand for our products and services;

         - dependence on new product development and acceleration of the deployment of advanced new services, such as broadband data, wireless and video services, which could require substantial expenditure of financial and other resources in excess of contemplated levels;

         -        rapid and significant changes in technology and markets;

         - higher than anticipated employee levels, capital expenditures and operating expenses;

         - adverse changes in the regulatory or legislative environment impacting the competitive environment and service pricing in the local exchange market and affecting our business and delays in the ability to begin interLATA long-distance services in our 14 state region;

         - failure to achieve the projected synergies and financial results expected to result from the merger of U S WEST, Inc., our former parent corporation ("U S WEST"), with and into Qwest on June 30, 2000 (the "Merger"), on a timely basis or at all, and difficulties in combining the operations of Qwest and U S WEST, which could affect our revenues, levels of expenses and operating results.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Qwest cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.

         The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Qwest or persons acting on its behalf may issue. Qwest does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

MERGER WITH U S WEST

         On June 30, 2000, Qwest completed its acquisition of U S WEST. Each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares), resulting in the issuance of approximately 882 million Qwest shares. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. Shares outstanding, average shares, dividends per share and earnings (loss) per share have been restated to give retroactive effect to the exchange ratio. The total value of the consideration was approximately $40 billion. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer.

         A preliminary allocation of the purchase price has been made to certain identified tangible and intangible assets and liabilities of Qwest, based upon information available to management at the date of the preparation of the accompanying financial statements. The preliminary purchase price allocation was as follows: (i) $2.6 billion to tangible assets and liabilities, net; (ii) $11.5 billion to identified intangibles, including product technology, customer lists, tradenames, assembled workforce and the premium on our investment in KPNQwest N.V.; and (iii) $27.9 billion to goodwill. The amounts allocated to identified intangible assets and goodwill are being amortized over periods ranging from 3 to 40 years.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2000 Compared with 1999

         Several non-recurring items impacted net earnings (loss) for the three and nine months ended September 30, 2000 and 1999. Results of operations, normalized to exclude the effects of such items, are as follows (in millions):

                                                             THREE MONTHS                             NINE MONTHS
                                                                 ENDED                                    ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                     ------------------------------           -----------------------------
                                                        2000                 1999                2000                1999
                                                     ---------            ---------           ---------           ---------
Net earnings (loss) .........................        $    (248)           $     136           $      36           $   1,176
Non-recurring items .........................              479(1)               282(2)            1,088(3)               42(4)
                                                     ---------            ---------           ---------           ---------
Normalized net earnings .....................        $     231            $     418           $   1,124           $   1,218
                                                     =========            =========           =========           =========

Diluted earnings (loss) per share ...........        $   (0.15)           $    0.15           $    0.02           $    1.34
Non-recurring items .........................        $    0.29(1)         $    0.32(2)        $    0.64(3)        $    0.05(4)
                                                     ---------            ---------           ---------           ---------
Normalized diluted earnings per share .......        $    0.14            $    0.48(5)        $    0.66           $    1.39
                                                     =========            =========           =========           =========

(1) Reflects an after-tax charge of $644 million or $0.39 per diluted share for merger-related and other one-time costs, an after-tax benefit of $153 million or $0.09 per diluted share for the gain on sales of investments, an after-tax benefit of $36 million or $0.02 per diluted share for the increase in the market value of Global Crossing Ltd. ("Global Crossing") financial instruments and an after-tax charge of $24 million or $0.01 per diluted share for a loss on the sale of fixed assets.

(2) Reflects an after-tax charge of $282 million or $0.32 per diluted share for Global Crossing terminated merger-related expenses.

(3) Reflects an after-tax charge of $832 million or $0.49 per diluted share for merger-related and other one-time costs, an after-tax charge of $433 million or $0.26 per diluted share for the decline in the market value of Global Crossing financial instruments, an after-tax benefit of $201 million or $0.12 per diluted share for the gain on sales of investments and an after-tax charge of $24 million or $0.01 per diluted share for a loss on the sale of fixed assets.

(4) Reflects an after-tax charge of $282 million or $0.32 per diluted share for Global Crossing terminated merger-related expenses, and an after-tax benefit of $240 million, or $0.27 per diluted share, for the change in the method to account for directory publishing revenue and expense.

(5)      Individual components do not sum to total due to rounding.

         In addition, the Merger significantly impacts the comparison of the results of operations for the three and nine months ended September 30, 2000 to September 30, 1999.

         The following sections provide a more detailed discussion of the changes in revenues and expenses.

REVENUES (IN MILLIONS)

                                      THREE MONTHS                                       NINE MONTHS
                                          ENDED                                             ENDED
                                      SEPTEMBER 30,                                      SEPTEMBER 30,
                                   -------------------          INCREASE /            -------------------          INCREASE /
                                     2000        1999          (DECREASE)               2000       1999            (DECREASE)
                                   -------     -------    ---------------------       -------     -------    ---------------------
Commercial services ..........     $ 2,421     $ 1,186    $ 1,235         104.1%      $ 4,880     $ 3,453    $ 1,427          41.3%
Consumer and small
   business services .........       1,694       1,409        285          20.2%        4,666       4,130        536          13.0%
Directory services ...........         351         336         15           4.5%        1,029         981         48           4.9%
Switched access services .....
                                       299         365        (66)        (18.1)%       1,017       1,127       (110)         (9.8)%

         COMMERCIAL SERVICES. Commercial services revenues are derived from Internet, data, voice and wireless products and services to both retail and wholesale business customers. The increases in commercial services revenues for the three and nine months ended September 30, 2000 were primarily attributable to the Merger. Also contributing to the increases, were growth in sales of data products and services. We believe revenues from data products and services will account for an increasingly larger portion of commercial services revenues in future periods. See "Special Note Regarding Forward-Looking Statements" on page 13.

         CONSUMER AND SMALL BUSINESS SERVICES. Consumer and small business services revenues are derived from Internet, data, voice and wireless products and services to the consumer and small business markets. The increases in consumer and small business services revenues for the three and nine months ended September 30, 2000 were primarily attributable to the Merger. Revenues from the sale of wireless products and services accounted for $56 million and $180 million of the increases for the three and nine months ended September 30, 2000, respectively. The majority of the remaining increase is primarily attributable to data services revenue, for both the three and nine month periods ended September 30, 2000.

          DIRECTORY SERVICES. Directory services revenues are derived primarily from selling advertising in our published directories. The increases in directory services revenues for the three and nine months ended September 30, 2000 were primarily attributable to price increases.

          SWITCHED ACCESS SERVICES. Switched access services revenues are derived from inter- and intrastate switched access from interexchange carriers. The decreases in switched access services revenues for the three and nine months ended September 30, 2000 were primarily attributable to federal access reform which reduced the rates we are able to collect for the switched access services, partially offset by increased demand. We believe revenues from switched access services will continue to be negatively impacted by federal access reform. See "Special Note Regarding Forward-Looking Statements" on page 13.

OPERATING EXPENSES (IN MILLIONS)

                                           THREE MONTHS                                     NINE MONTHS
                                               ENDED                                           ENDED
                                            SEPTEMBER 30,                                   SEPTEMBER 30,
                                        --------------------         INCREASE /          -------------------        INCREASE /
                                         2000          1999          (DECREASE)            2000        1999         (DECREASE)
                                        -------      -------     -----------------       -------     -------     ----------------
Cost of sales .....................     $ 1,703      $ 1,035     $   668      64.5%      $ 3,650     $ 2,942     $   708     24.1%
Selling, general and
   administrative .................       1,198          801         397      49.6%        3,011       2,496         515     20.6%
Depreciation ......................         727          588         139      23.6%        1,913       1,763         150      8.5%
Goodwill and other
   intangible amortization ........         317           --         317     100.0%          317          --         317    100.0%
Merger-related and other
   one-time charges ...............       1,030           --       1,030     100.0%        1,336          --       1,336    100.0%
Other expense-net .................          48          481        (433)    (90.0)%       1,169         811         358     44.1%
Provision (benefit) for
   income taxes ...................         (10)         255        (265)   (103.9)%         160         743        (583)   (78.5)%


         COST OF SALES. The increases in cost of sales for the three and nine months ended September 30, 2000 were primarily attributable to an increase in sales resulting from the Merger. Cost of sales, as a percent of revenues, increased from 31.4% for the three months ended September 30, 1999 to 35.7% for the three months ended September 30, 2000. Cost of sales, as a percent of revenues, increased from 30.4% for the nine months ended September 30, 1999 to 31.5% for the nine months ended September 30, 2000. The percentage increases were attributable to the change in product mix caused by the Merger. Additionally, higher operating costs were incurred to enhance customer service.

         SELLING, GENERAL AND ADMINISTRATIVE. The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2000 were primarily attributable to the Merger. Selling, general and administrative expenses, as a percentage of revenues, increased from 24.3% for the three months ended September 30, 1999, to 25.1% for the three months ended September 30, 2000. Selling, general and administrative expenses, as a percentage of revenues, increased from 25.8% for the nine months ended September 30, 1999, to 26.0% for the nine months ended September 30, 2000. The percentage increases were primarily attributable to increased employee costs due to higher headcount.

         DEPRECIATION. The increases in depreciation expense were primarily attributable to higher overall property, plant and equipment balances resulting from the Merger and our continued investment in our network. Partially offsetting the increase to depreciation expense for the nine months ended September 30, 2000 was the cessation of depreciation, beginning in April 1999, associated with access lines that were approved to be sold in 1999.

         GOODWILL AND OTHER INTANGIBLE AMORTIZATION. Goodwill and other intangible amortization is a result of the Merger. The preliminary purchase price allocation associated with intangibles is as follows: $11.5 billion to identified intangibles, including product technology, customer lists, tradenames, assembled workforce and the premium on our investment in KPNQwest N.V., and $27.9 billion of goodwill. The amounts allocated to identified intangible assets and goodwill are being amortized over periods ranging from 3 to 40 years.

         MERGER-RELATED AND OTHER ONE-TIME CHARGES. For the quarter ended September 30, 2000, we incurred merger-related and other one-time charges totaling $1.0 billion. The charge includes $161 million of severance, $324 million of property, plant and equipment abandonments and impairments, $465 million of other merger-related charges and $80 million of litigation charges. We have identified a workforce reduction of 4,500 employees, of which 1,078 have voluntarily separated without receiving benefit packages. The remaining employees identified will receive a benefit package. The severance charge covers a workforce reduction of 3,422 employees, primarily affecting staff functions of the organization, of which 988 employees had been terminated as of September 30, 2000.

         For the nine months ended September 30, 2000, we incurred merger-related and other one-time charges totaling $1.3 billion. The charge includes $238 million of severance, $324 million of property, plant and equipment asset abandonments and impairments, $694 million of other merger-related charges and $80 million of litigation charges. The severance charge covers a workforce reduction of 3,439 employees, primarily affecting staff functions of the organization, of which 1,005 employees had been terminated as of September 30, 2000.

         For the three and nine months ended September 30, 2000, the property, plant and equipment charge includes $107 million of internal software projects that were in progress that management has determined to no longer pursue. In addition, management has evaluated its network and identified certain network assets that are impaired based upon the criteria specified in Statements of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," resulting in an impairment charge of $217 million. The other merger-related charges of $465 million and $694 million for the three and the nine months ended September 30, 2000, respectively, include employee retention payments, contracts to be terminated, penalties for contract terminations, relocation costs, and merger integration costs, offset by post-retirement benefit curtailment gains.

         We anticipate additional merger-related expenses will be incurred as we continue merger integration efforts. See "Special Note Regarding Forward-Looking Statements" on page 13.

         OTHER EXPENSE-NET. Interest expense was $314 million for the third quarter of 2000 compared to $203 million for the third quarter of 1999 and $732 million for the nine months ended September 30, 2000, compared to $519 million for the nine months ended September 30, 1999. The increases in interest expense were primarily attributable to the Merger. In addition, for the nine months ended September 30, 2000, interest expense increased due to debt U S WEST incurred to acquire 39 million shares of Global Crossing common stock in connection with U S WEST's proposed merger with Global Crossing and general corporate borrowings.

         In December 1999, we entered into equity swaps on 24 million shares of Global Crossing common stock. The market value of the swaps increased by $58 million for the three months ended September 30, 2000 and declined by $263 million for the nine months ended September 30, 2000. Additionally, in the second quarter of 2000, we determined the decline in the market value of our remaining investment in Global Crossing stock was other than temporary. We reduced the cost basis of our investment to reflect the decline in its market value and recognized a loss of $447 million.

         For the three and nine months ended September 30, 2000, we sold various marketable equity securities resulting in gains of $252 million and $331 million, respectively. We also incurred a loss of $39 million on the sale of fixed assets for the three and nine months ended September 30, 2000.

         PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for the three months ended September 30, 2000 was 3.9% compared to the 1999 rate of 65.2%. The effective tax rate was 81.6% for the nine months ended September 30, 2000 compared to the 1999 rate of 44.3%. The disproportionate tax rates for 2000 were caused by the goodwill amortization being considered a permanent difference. The disproportionate tax rates for 1999 were caused by the costs incurred to terminate the Global Crossing merger not being treated as tax deductible for accounting purposes.

         SEGMENT RESULTS. Segment results represent margins which, for segment reporting purposes, exclude certain costs and expenses, including depreciation and amortization. See Note 4 to the condensed consolidated financial statements.

                               THREE MONTHS ENDED                                      NINE MONTHS
                                  SEPTEMBER 30,                                     ENDED SEPTEMBER 30,
                              --------------------           INCREASE /            --------------------           INCREASE /
(in millions)                  2000         1999             (DECREASE)              2000        1999             (DECREASE)
                              -------      -------      --------------------       -------      -------      --------------------
Segment results:
   Retail services ......     $ 2,108      $ 1,560      $   548         35.1%      $ 5,087      $ 4,608      $   479         10.4%
   Wholesale services ...         716          549          167         30.4%        1,875        1,605          270         16.8%
   Network and access
   operations ...........        (753)        (699)         (54)        (7.7)%      (2,086)      (2,083)          (3)        (0.1)%
   Directory services ...         201          185           16          8.6%          557          495           62         12.5%


         Margins from the retail services segment increased due to revenue growth. Revenues from the retail services segment increased 54% and 23% for the three and nine months ended September 30, 2000, respectively over the comparable 1999 periods. The revenue increases were partially offset by higher operating expenses driven by growth initiatives. Margins from the wholesale services segment increased as a result of greater demand for access and interconnection services, partially offset by price reductions as mandated by both federal and state regulatory authorities and higher operating costs associated with access charge expenses. Margins from the network and access operations segment decreased due to higher operating expenses associated with enhancing customer service. Margins from the directory services segment increased due to price increases, increased sales of directory-related Internet products and increased efforts to control costs.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Cash provided by operations declined to $2.8 billion for the nine months ended September 30, 2000 from $ 3.0 billion for the prior comparable period. The decrease was primarily related to a reduction in working capital.

         INVESTING ACTIVITIES. Total capital expenditures were $5.0 billion for the nine months ended September 30, 2000 and $2.7 billion for the nine months ended September 30, 1999. On a pro forma basis, assuming the Merger had been consummated at the beginning of the year, total capital expenditures are anticipated to be $9 billion for 2000. Capital expenditures have primarily been and continue to be focused on the modernization and expansion of our network and meeting the requirements of the Telecommunications Act of 1996 (the "Act"), including interconnection services such as local number portability ("LNP"), operational support systems, collocation and trunking. We are also continuing to invest in the construction of CyberCenters(SM) and the expansion of our CLEC/DLEC business outside our 14-state local service territory. See "Special Note Regarding Forward-Looking Statements" on page 13.

         Future cash needs could increase with the pursuit of new business opportunities, including the acceleration of the deployment of additional and/or advanced new services to customers, such as broadband data, wireless and video services, and may additionally be impacted by continued implementation of the requirements of the Act. The acceleration of such additional and/or advanced new services is not expected to have a material adverse impact on our financial condition or results of operations. Interconnection, LNP, universal service and access charge reform will negatively impact cash flows to the extent recovery mechanisms provided by the Federal Communications Commission ("FCC") and states are inadequate. We would expect that such cash needs, if any, will be funded through operations, the sale of assets and, when necessary, the issuance of securities. See "Special Note Regarding Forward-Looking Statements" on page 13.

         Partially offsetting these capital expenditures was the receipt of $1.8 billion from the sale of marketable equity securities in 2000. In the third quarter of 1999, we invested $2.5 billion to purchase approximately 39 million shares of Global Crossing common stock in a tender offer.

         FINANCING ACTIVITIES. Cash provided by financing activities was $590 million and $2.2 billion for the nine months ended September 30, 2000 and 1999, respectively. In 1999, we increased borrowings to finance the Global Crossing tender offer, with no comparable requirement in 2000. During the nine months ended September 30, 2000, we issued long-term debt of $4.3 billion to refinance existing debt obligations. Dividends paid on common stock declined to $542 million in 2000 compared to $917 million in 1999. The decline was due to a change in the dividend policy resulting from the Merger. Additionally, we generated $315 million from the exercise of stock options in 2000 compared to $60 million in 1999. The increase resulted from employees exercising options due to the Merger.

         We maintain commercial paper programs to finance short-term cash flow requirements, as well as to maintain a presence in the short-term debt market. As of September 30, 2000, we had lines of credit with a total unused borrowing capacity of $4 billion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Over time, we are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We have also employed financial derivatives to hedge interest rate and foreign currency exposures associated with particular debt issues to synthetically obtain below market interest rates and have employed derivatives to hedge our risk associated with some equity instruments.

         As of September 30, 2000 and December 31, 1999, approximately $1.4 billion and $2.3 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper and LIBOR rates. A hypothetical increase of one-percentage point in commercial paper and LIBOR rates would increase annual pre-tax interest expense by $14 million. As of September 30, 2000 and December 31, 1999, we also had $1.5 billion and $522 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

         As of September 30, 2000 and December 31, 1999, we had entered into cross-currency swaps with notional amounts of $133 million. The cross-currency swaps synthetically transform $87 million and $94 million of Swiss Franc borrowings at September 30, 2000 and December 31, 1999, respectively, into U.S. dollar obligations. Any gains (losses) on the cross-currency swaps would be offset by losses (gains) on the Swiss Franc debt obligations.

         As of September 30, 2000 and December 31, 1999, we had entered into equity swaps with notional amounts of $1.0 billion and $1.1 billion relating to the sale of 24 million shares of Global Crossing common stock. In connection with the equity swaps, we entered into several equity collars on certain shares. The equity collars restrict the magnitude of any gains or losses generated by the equity swaps. A hypothetical 10% reduction in the market price of Global Crossing common shares, based upon a market price of $31.00 at September 30, 2000, would decrease the market value of our net position by $42 million. A hypothetical increase of one-percentage point in interest rates would decrease the market value of our net position by $6 million.

         At September 30, 2000 and December 31, 1999, we held marketable equity investments recorded at fair values of $363 million and $1.2 billion, respectively, which included net unrealized gains of $90 million and $222 million, respectively. The investments have exposure to price risk. The estimated potential loss in fair value resulting from a hypothetical 10% decrease in prices quoted by stock exchanges would decrease the fair value of our equity investments by $36 million.

RECENT REGULATORY DEVELOPMENTS

         ACCESS REFORM. In May 2000, the FCC adopted the access reform and universal service proposal developed by the Coalition for Affordable Local and Long Distance Service ("CALLS plan"). The five year plan significantly reduces switched access rates, eliminates the presubscribed interexchange carrier charge while raising current subscriber line charge caps, and establishes a new $650 million universal service fund to replace implicit subsidies in interstate access charges. The CALLS plan is mandatory for the 2000-01 annual price cap tariff filing. We have appealed the order and asked for a stay of certain provisions. The FCC denied the request for stay.

         The access reform order also continued to allow information service providers to avoid access charges. This will continue to negatively impact results of in-region local exchange operations as the volume of information service-related usage continues to increase without an associated increase in revenues.

         In 2000, the incumbent local exchange carriers ("ILECs") and WorldCom appealed the February 1999 FCC order declaring Internet traffic to be interstate. The FCC order required current agreements to remain intact for reciprocal compensation with competitive local exchange carriers ("CLECs") until it rules on this matter. In March 2000, the U.S. Court of Appeals partially vacated and remanded the order back to the FCC. Until this is resolved, there will remain uncertainty regarding our local exchange business' payment obligation for Internet traffic.

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

         IMPLEMENTATION OF THE 1996 TELECOMMUNICATIONS ACT. In July 2000, the Eighth Circuit Court of Appeals affirmed in part and reversed in part the FCC's UNE and resale pricing rules, vacating and remanding the rules to the FCC. The Court also affirmed several of its previous rulings regarding other aspects of the FCC's UNE rules. In June 2000, the FCC affirmed and extended its November 1999 interim constraint on conversion of special access services to unbundled network element combination pricing and clarified what constitutes a "significant amount of local exchange service" for determining when loop-transport UNE combination is available.

         INTERLATA LONG-DISTANCE ENTRY. We have proceedings requesting support of Qwest to enter the interLATA long-distance business in 12 of the states in the U S WEST region and continue to work with the state public utility commissions ("PUCs") in those states to gain approval. We are addressing operational support system issues and have agreed to participate in multistate testing where the states are agreeable. We intend to file entry applications with our remaining state PUCs by the end of the first quarter of 2001, with FCC filings following favorable state action. See "Special Note Regarding Forward-Looking Statements " on page 14.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. This standard is effective for our 2001 fiscal year, although earlier adoption is permitted. Financial statement impacts of adopting the new standard depend upon the amount and nature of the future use of derivative instruments and their relative changes in valuation over time. Had we adopted FAS No. 133 in 2000, its impact on the consolidated financial statements would not have been material.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (the "Bulletin"), "Revenue Recognition in Financial Statements," which addresses revenue recognition issues. The Bulletin requires, in certain cases, nonrefundable up-front fees for services to be deferred and recognized over the expected period of performance. The Bulletin also allows incremental direct costs incurred in obtaining the up-front fees to be deferred and recognized over the same period as the up-front fees. The implementation of the Bulletin has been delayed until the fourth quarter of 2000 for fiscal years beginning after December 15, 1999. The application of the Bulletin will be retroactive to January 1, 2000. We are assessing the types of transactions that may be impacted by this pronouncement. The impact of the Bulletin on the consolidated financial statements is not anticipated to be material.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Our Company and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see Note 6: "Commitments and Contingencies" - to the consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed for Qwest through the filing of this Form 10-Q.


(2.1)          Separation Agreement, dated June 5, 1998, between U S WEST, Inc.
               (renamed MediaOne Group, Inc.) ("MediaOne Group") and USW-C, Inc. (renamed U S WEST, Inc.) ("U S WEST"), (incorporated by reference to U S WEST's Current Report on Form 8-K/A dated June 26, 1998, File No. 1-14087).

(2.2) Amendment to the Separation Agreement between MediaOne Group and U S WEST, dated June 12, 1998 (incorporated by reference to
               U S WEST's Annual Report on Form 10-K/A for the year ended December 31, 1998, File No. 1-14087).

(3.1) Amended and Restated Certificate of Incorporation of Qwest, (incorporated by reference to Qwest's Registration Statement on Form S-4/A, File No. 333-81149, filed September 17, 1999).

(3.2) Amended and Restated Bylaws of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, File No. 333-81149, filed September 17, 1999).

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

(4.8) Registration Rights Agreement, dated August 20, 1999, between U S WEST Capital Funding Inc., U S WEST, Inc., J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to U S WEST's Form S-4 Registration Statement, File No. 333-92523, filed December 10,
               1999).

(4.9) Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, National Association), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 1-14087).

(4.10) First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as Trustee (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

(10.1)**       Growth Share Plan, as amended, effective October 1, 1996.*

(10.2)* Equity Incentive Plan, as amended (incorporated by reference from Exhibit A to Qwest's definitive proxy statement on Schedule 14A, filed March 17, 2000.

(10.3)* Qwest Communications International Inc. Employee Stock Purchase Plan (incorporated by reference to Qwest's Preliminary Proxy Statement for the Annual Meeting of Stockholders, filed February 26, 1999).

(10.4)* Qwest Communications International Inc. Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).

(10.5)****     Equity Compensation Plan for Non-Employee Directors.

(10.6)* Qwest Communications International Inc. 401-K Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).

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

(10.32) Registration Rights Agreement dated December 14, 1998 with Microsoft Corporation (incorporated by reference to Qwest's Current Report on Form 8-K filed December 16, 1998).

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

(10.36) Voting Agreement dated as of July 18, 1999 among each of the shareholders listed on the signature page thereto and U S WEST, Inc. (incorporated by reference to Qwest's Registration Statement on Form S-4/A, File No. 333-81149, filed September 17, 1999).

(10.37) Purchase Agreement by and among Qwest, Slingshot Networks, LLC and Anschutz Digital Media, Inc. dated September 26, 1999 (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended September 30, 1999).

(10.38)        Unit Purchase Agreement dated June 21, 2000 by and among U.S.
               Telesource, Inc. and Anschutz Digital Media, Inc. (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

(10.39) Second Amended and Restated Operating Agreement of Slingshot Networks, LLC entered into as of June 21, 2000 between Anschutz Digital Media, Inc. and U.S. Telesource, Inc. (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

(10.40) Employee Matters Agreement between MediaOne Group and U S WEST dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A dated June 26, 1998, File No. 1-14087).

(10.41) Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A dated June 26, 1998, File No. 1-14087).

(10.42) 364-Day $4.0 billion Credit Agreement, dated as of May 5, 2000, among U S WEST, Inc., U S WEST Capital Funding, Inc., U S WEST Communications, Inc., the banks listed therein, and Morgan Guaranty Trust Company of New York, as administrative agent (incorporated by reference to U S WEST's quarterly report on Form 10-Q for the quarter ended March 31, 2000).

(10.43) Purchase Agreement dated July 3, 2000 among Qwest Capital Funding, Inc., Qwest Communications International Inc. and Salomon Smith Barney Inc. (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30,
               2000).

10.44 Purchase Agreement dated August 16, 2000 among Qwest Capital Funding, Inc., Qwest Communications International Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc. as Representatives of the several initial purchasers listed therein.

10.45 Registration Rights Agreement dated August 16, 2000 among Qwest Capital Funding, Inc., Qwest Communications International Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc. as Representatives of the several initial purchasers listed therein.

(10.60) 1998 U S WEST Stock Plan (incorporated by reference to U S WEST's Form S-4 Registration Statement, File No. 333-45765, filed February 6, 1998, as amended).

(10.61)* U S WEST Executive Short-Term Incentive Plan (incorporated by reference to U S WEST's Form S-4 Registration Statement, File No. 333-45765, filed February 6, 1998, as amended).

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

(10.64)* U S WEST 1998 Stock Plan, as amended June 22, 1998 (Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1998, File No. 1-14087).

(10.65)* 1998 U S WEST Stock Plan, as amended August 6, 1999 (Exhibit 10-O.1 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-14087).

(10.66)* 1999 U S WEST Stock Plan, as amended August 6, 1999 (Exhibit 10-O.2 to Form 10-Q for the quarter ended September 30, 1999, File No. 1-14087).

(10.67) Form of Agreement for Purchase and Sale of Telephone Exchanges, dated as of June 16, 1999, between Citizens Utilities Company and U S WEST

               Communications, Inc. (Exhibit 99B to Form 8-K, dated June 17, 1999, File No. 1-14087).

27             Financial Data Schedule.

(99) Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for the year ended December 31, 1999 (incorporated by reference to U S WEST's Annual Report on Form 10-K, File No. 1-14087, Paper Copy (P).

---------
(  )     Previously filed.

*        Executive Compensation Plans and Arrangements.

** Incorporated by reference in Form S-1 as declared effective on June 23, 1997 (File No. 333-25391).

*** Incorporated by reference to exhibit 4.1 in Form S-4 as declared effective on January 5, 1998 (File No. 333-42847).

**** Incorporated by reference in Qwest's Form 10-K for the year ended December 31, 1997.

+ Portions have been omitted pursuant to a request for confidential treatment.

         (b)      Reports on Form 8-K:

(i) On July 3, 2000, Qwest filed a Current Report on Form 8-K announcing the completion of the merger with U S WEST, Inc.

(ii) On July 7, 2000, Qwest filed a Current Report on Form 8-K regarding a meeting with investors and financial analysts.

(iii) On August 14, 2000, Qwest filed a Current Report on Form 8-K announcing its financial results for the second quarter of 2000.

(iv) On September 8, 2000, Qwest filed a Current Report on Form 8-K regarding a meeting with financial analysts and members of the media that took place on September 7, 2000. The meeting discussed expected financial results for 2000 and 2001 as well as synergies expected from its acquisition of U S WEST, Inc. on June 30, 2000.

(v) On September 13, 2000 Qwest filed a Current Report on Form 8-K regarding a financial analyst conference held on September 11, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Qwest Communications International Inc.


                                        By:    /s/ ROBERT S. WOODRUFF
                                        ----------------------------------------
                                        Robert S. Woodruff
                                        Executive Vice President - Finance and
                                        Chief Financial Officer

November 14, 2000

                               INDEX TO EXHIBITS

(a)  Exhibits filed for Qwest through the filing of this Form 10-Q.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
(2.1)          Separation Agreement, dated June 5, 1998, between U S WEST, Inc.
               (renamed MediaOne Group, Inc.) ("MediaOne Group") and USW-C, Inc.
               (renamed U S WEST, Inc.) ("U S WEST"), (incorporated by reference to U S WEST's Current Report on Form 8-K/A dated June 26, 1998,
               File No. 1-14087).

(2.2)          Amendment to the Separation Agreement between MediaOne Group and
               U S WEST, dated June 12, 1998 (incorporated by reference to
               U S WEST's Annual Report on Form 10-K/A for the year ended
               December 31, 1998, File No. 1-14087).

(3.1)          Amended and Restated Certificate of Incorporation of Qwest,
               (incorporated by reference to Qwest's Registration Statement on Form S-4/A, File No. 333-81149, filed September 17, 1999).

(3.2) Amended and Restated Bylaws of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, File No.
               333-81149, filed September 17, 1999).

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

(4.8)          Registration Rights Agreement, dated August 20, 1999, between
               U S WEST Capital Funding Inc., U S WEST, Inc., J.P. Morgan
               Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith
               Incorporated (incorporated by reference to U S WEST's Form S-4
               Registration Statement, File No. 333-92523, filed December 10,
               1999).

(4.9)          Indenture, dated as of June 29, 1998, by and among U S WEST
               Capital Funding, Inc., U S WEST, Inc., and The First National
               Bank of Chicago (now known as Bank One Trust Company, National
               Association), as Trustee (incorporated by reference to U S WEST's
               Current Report on Form 8-K, dated November 18, 1998, File No.
               1-14087).

(4.10) First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest
               Communications International Inc., and Bank One Trust Company, as
               Trustee (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

(10.1)**       Growth Share Plan, as amended, effective October 1, 1996.*

(10.2)* Equity Incentive Plan, as amended (incorporated by reference from Exhibit A to Qwest's definitive proxy statement on Schedule 14A, filed March 17, 2000.

(10.3)*        Qwest Communications International Inc. Employee Stock Purchase
               Plan (incorporated by reference to Qwest's Preliminary Proxy
               Statement for the Annual Meeting of Stockholders, filed February
               26, 1999).

(10.4)*        Qwest Communications International Inc. Deferred Compensation
               Plan (incorporated by reference to Qwest's Annual Report on Form
               10-K for the year ended December 31, 1998).

(10.5)****     Equity Compensation Plan for Non-Employee Directors.

(10.6)* Qwest Communications International Inc. 401-K Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).

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

(10.32)        Registration Rights Agreement dated December 14, 1998 with
               Microsoft Corporation (incorporated by reference to Qwest's
               Current Report on Form 8-K filed December 16, 1998).

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

(10.36) Voting Agreement dated as of July 18, 1999 among each of the shareholders listed on the signature page thereto and U S WEST, Inc. (incorporated by reference to Qwest's Registration Statement on Form S-4/A, File No. 333-81149, filed September 17, 1999).

(10.37) Purchase Agreement by and among Qwest, Slingshot Networks, LLC and Anschutz Digital Media, Inc. dated September 26, 1999
               (incorporated by reference to Qwest's quarterly report on Form
               10-Q for the quarter ended September 30, 1999).

(10.38)        Unit Purchase Agreement dated June 21, 2000 by and among U.S.
               Telesource, Inc. and Anschutz Digital Media, Inc. (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

(10.39)        Second Amended and Restated Operating Agreement of Slingshot
               Networks, LLC entered into as of June 21, 2000 between Anschutz
               Digital Media, Inc. and U.S. Telesource, Inc. (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 2000).


(10.40) Employee Matters Agreement between MediaOne Group and U S WEST dated June 5, 1998 (incorporated by reference to U S WEST's
               Current Report on Form 8-K/A dated June 26, 1998, File No.
               1-14087).

(10.41)        Tax Sharing Agreement between MediaOne Group and U S WEST, dated
               June 5, 1998 (incorporated by reference to U S WEST's Current
               Report on Form 8-K/A dated June 26, 1998, File No. 1-14087).

(10.42) 364-Day $4.0 billion Credit Agreement, dated as of May 5, 2000, among U S WEST, Inc., U S WEST Capital Funding, Inc., U S WEST
               Communications, Inc., the banks listed therein, and Morgan
               Guaranty Trust Company of New York, as administrative agent
               (incorporated by reference to U S WEST's quarterly report on Form
               10-Q for the quarter ended March 31, 2000).

(10.43)        Purchase Agreement dated July 3, 2000 among Qwest Capital
               Funding, Inc., and Qwest Communications International Inc. and
               Salomon Smith Barney Inc. (incorporated by reference to Qwest's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

 10.44         Purchase Agreement dated August 16, 2000 among Qwest Capital
               Funding, Inc., Qwest Communications International Inc., Salomon
               Smith Barney Inc. and Lehman Brothers Inc. as Representatives of the several initial purchasers listed therein.

 10.45         Registration Rights Agreement dated August 16, 2000 among Qwest
               Capital Funding, Inc., Qwest Communications International Inc.,
               Salomon Smith Barney Inc. and Lehman Brothers Inc. as
               Representatives of the several initial purchasers listed therein.

(10.60)        1998 U S WEST Stock Plan (incorporated by reference to U S WEST's
               Form S-4 Registration Statement, File No. 333-45765, filed
               February 6, 1998, as amended).

(10.61)* U S WEST Executive Short-Term Incentive Plan (incorporated by reference to U S WEST's Form S-4 Registration Statement, File No.
               333-45765, filed February 6, 1998, as amended).

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

(10.64)* U S WEST 1998 Stock Plan, as amended June 22, 1998 (Exhibit 10(n) to Form 10-Q for the quarter ended September 30, 1998, File No.
               1-14087).

(10.65)*       1998 U S WEST Stock Plan, as amended August 6, 1999 (Exhibit
               10-O.1 to Form 10-Q for the quarter ended September 30, 1999,
               File No. 1-14087).

(10.66)*       1999 U S WEST Stock Plan, as amended August 6, 1999 (Exhibit
               10-O.2 to Form 10-Q for the quarter ended September 30, 1999,
               File No. 1-14087).

(10.67) Form of Agreement for Purchase and Sale of Telephone Exchanges, dated as of June 16, 1999, between Citizens Utilities Company and
               U S WEST

               Communications, Inc. (Exhibit 99B to Form 8-K, dated June 17,
               1999, File No. 1-14087).

 27            Financial Data Schedule.

(99) Annual Report on Form 11-K for the U S WEST Savings Plan/ESOP for the year ended December 31, 1999 (incorporated by reference to U S WEST's Annual Report on Form 10-K, File No. 1-14087, Paper Copy
               (P).

-------------------
(  )     Previously filed.

*        Executive Compensation Plans and Arrangements.

** Incorporated by reference in Form S-1 as declared effective on June 23, 1997 (File No. 333-25391).

*** Incorporated by reference to exhibit 4.1 in Form S-4 as declared effective on January 5, 1998 (File No. 333-42847).

**** Incorporated by reference in Qwest's Form 10-K for the year ended December 31, 1997.

+ Portions have been omitted pursuant to a request for confidential treatment.

         (b)      Reports on Form 8-K:

(i) On July 3, 2000, Qwest filed a Current Report on Form 8-K announcing the completion of the merger with U S WEST, Inc.

(ii) On July 7, 2000, Qwest filed a Current Report on Form 8-K regarding a meeting with investors and financial analysts.

(iii) On August 14, 2000, Qwest filed a Current Report on Form 8-K announcing its financial results for the second quarter of 2000.

(iv) On September 8, 2000, Qwest filed a Current Report on Form 8-K regarding a meeting with financial analysts and members of the media that took place on September 7, 2000. The meeting discussed expected financial results for 2000 and 2001 as well as synergies expected from its acquisition of U S WEST, Inc. on June 30, 2000.

(v) On September 13, 2000 Qwest filed a Current Report on Form 8-K regarding a financial analyst conference held on September 11, 2000.