Form 10-K
period 2000-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2001-03-16
CIK 1037949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NO. 000-22609

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       84-1339282
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
                        TELEPHONE NUMBER (303) 992-1400

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
             Qwest Common Stock                            New York Stock Exchange
        ($0.01 per share, par value)

         Qwest Capital Funding, Inc.                       New York Stock Exchange
($500,000,000 6.125% Notes due July 15, 2002)

          Securities registered Pursuant to Section 12(g) of the Act:
                                      NONE

    At March 5, 2001, 1,649,490,762 shares of Qwest common stock were outstanding. At March 5, 2001, the aggregate market value of the Qwest voting stock held by non-affiliates was approximately $45,900,367,222.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    This document contains statements about expected future events and financial results that are forward-looking and subject to risks and uncertainties. Please refer to page 3 of Form 10-K for a discussion of factors that could cause actual results to differ from expectations.

                      DOCUMENTS INCORPORATED BY REFERENCE

                     DOCUMENT                                     WHERE INCORPORATED
                     --------                                     ------------------
Annual Report for the year ended December 31, 2000   Part II, Items 5, 6, 7, 7A, and 8
Proxy Statement for Qwest's 2001 Annual Meeting      Part III, Items 10, 11, 12 and 13
  of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                          DESCRIPTION                            PAGE
----                          -----------                            ----
                                 PART I
  1.  Business....................................................     2
  2.  Properties..................................................     6
  3.  Legal Proceedings...........................................     6
  4.  Submission of Matters to a Vote of Security Holders.........     7

                                PART II
  5.  Market for Registrant's Common Equity and Related
      Stockholder Matters.........................................     8
  6.  Selected Financial Data.....................................     8
  7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................     8
 7A.  Quantitative and Qualitative Disclosures About Market
      Risk........................................................     8
  8.  Consolidated Financial Statements and Supplementary Data....     8
  9.  Changes In and Disagreements With Accountants on Accounting
      and Financial Disclosure....................................     8

                                PART III
 10.  Directors and Executive Officers of the Registrant..........     8
 11.  Executive Compensation......................................     8
 12.  Security Ownership of Certain Beneficial Owners and
      Management..................................................     8
 13.  Certain Relationships and Related Transactions..............     8

                                PART IV
 14.  Financial Statement Schedules, Reports on Form 8-K and
      Exhibits....................................................     9
      Signature Page..............................................    14

                                   FORM 10-K

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about Qwest Communications International Inc.'s ("Qwest" or "us" or "we" or "our") financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures, and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the Securities and Exchange Commission ("SEC"). You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.

     The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

     - intense competition in the markets in which we conduct our business;

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

     - adverse changes in the regulatory or legislative environment impacting the competitive environment and service pricing in the local exchange market and affecting our business, and delays in the ability to begin interLATA (local access transport area) long-distance services in our 14-state region;

     - failure to maintain the necessary rights-of-way;

     - failure to achieve the projected synergies and financial results expected to result from the merger of U S WEST, Inc. ("U S WEST"), with and into Qwest on June 30, 2000 (the "Merger"), and difficulties in combining the operations of Qwest and U S WEST, which could affect our revenues, levels of expenses and operating results.

     Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Qwest or persons acting on its behalf may issue. We do not undertake any obligation to review or confirm analyst's expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

     We are a leading broadband Internet communications company that provides advanced communication services, data, multimedia and Internet-based services on a national and global basis; and wireless services, local telecommunications and related services and directory services in the 14-state local service area. A Fortune 100 company, we principally serve large and mid-size business and government customers on a national and international basis, as well as residential and small business customers primarily in the 14-state local service area.

     We are incorporated under the laws of the State of Delaware and have our principal executive offices at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400.

OPERATIONS

     We are organized on the basis of our products and services and operate in four segments: (1) retail services, (2) wholesale services, (3) network services and (4) directory services. For further financial information on our segments, you should refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the consolidated financial statements.

  Retail Services

     The principal types of retail services we offer are: (1) advanced communication services and data, multimedia and Internet-based services; (2) wireless services; (3) interLATA (local access transport area) long-distance services; (4) intraLATA long-distance services within our 14-state local service area and (5) local exchange telephone services.

     Advanced Communication Services and Data, Multimedia and Internet-based Services. Advanced communication services, data, multimedia and Internet-based services include Internet Protocol ("IP")-enabled services such as dedicated and dial-up Internet access, Web hosting, co-location access, voice over IP, application hosting, mass storage services, and broadband local access, including digital subscriber line ("DSL"). We also provide high-speed data communications and network services, including Internet access, hosting, DSL, virtual private networks, frame relay service, transparent local area network ("LAN") service, asynchronous transfer mode ("ATM") service, network integration solutions, application services and other data-related services to business customers.

     During 2000, we opened seven more CyberCenters, bringing the total number of centers to 14 by the end of the year. These centers offer business customers a variety of Web hosting and application services including our e-solutions, a suite of Web hosting, application service provider and professional consulting services. The buildings are directly connected to our network and each is equipped with a maximum-security environment to safeguard the customers' hosting operations. We plan to construct and operate another 10 centers within the United States in 2001.

     Wireless Services. We hold 10 MHz licenses to provide digital personal communications services in most markets in our 14-state local service area. Wireless services are being offered in 20 of these markets, and enable customers to use the same telephone number for their wireless phone as for their home or business phone. We also serve five markets in our 14-state local service area through a joint venture with Touch America, Inc.

     InterLATA Long-Distance Services. We provide interLATA long-distance voice and data services to business and residential customers outside of our 14-state local service area. We intend to begin offering interLATA long-distance services within our 14-state local service area pursuant to the Telecommunications Act of 1996 (the "Telecommunications Act" or the "Act") upon satisfaction of certain regulatory conditions primarily related to local exchange telephone competition.

     IntraLATA Long-Distance Services Within our Region. We provide intraLATA long-distance services within our 14-state local service area. These services include intraLATA service beyond the local calling area, wide area telecommunications service or "800" services for customers with highly concentrated demand, and special services, such as transport of data, radio and video.

     Local Exchange Telephone Services. Local exchange telephone services provide lines from telephone exchange offices to customers' premises in order to originate and terminate voice and data telecommunications.

These services include basic local exchange services provided through our switched network, dedicated private line facilities for voice and special services as well as data transport services. Other local exchange revenue is derived from directory assistance and public telephone service.

     We also provide other products and services, such as customer premises equipment and enhanced services, (including voice mail) to residents, business customers and governmental agencies.

     For the year ended December 31, 2000, revenue from retail services accounted for approximately 70% of our total revenue.

  Wholesale Services

     We provide network transport services nationally, on a wholesale basis, primarily to telecommunications companies and Internet service providers ("ISPs"). We also provide network transport, switching and billing services to competitive local exchange carriers ("CLECs"), interexchange carriers ("IXCs") and wireless carriers in our 14-state local service area. CLECs are communications companies, certified by a state Public Utility Commission ("PUC"), that provide local exchange service within a Qwest-associated local calling area. IXCs provide transitional long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA. We also provide wholesale products such as optical broadband capacity, conventional private line services to other communications providers, as well as to ISPs and other data service companies, and high-volume voice services. For the year ended December 31, 2000, revenue from wholesale services accounted for approximately 19% of our total revenue.

  Network Services

     Our network services segment provides access to our telecommunications network, including our information technologies supporting the network, primarily to customers of our retail services and wholesale services segments. For the year ended December 31, 2000, revenue from network services accounted for approximately 2% of our total revenue.

  Directory Services

     Through Qwest Dex, Inc. ("Qwest Dex"), we publish White and Yellow Pages directories in the 14-state local service area. Qwest Dex's business includes all facets of directory-related publishing. Qwest Dex's customers include businesses that purchase advertising in its directories and other related products. Qwest Dex also provides directory publishing services to other telephone companies on a contract basis and electronic directory services. Qwest Dex has expanded its directories business onto the Internet. For the year ended December 31, 2000, the revenue from directory services accounted for approximately 9% of our total revenue in 2000.

OUR NETWORK

     Our principal asset is our telecommunications network, which uses both traditional telephone communications technology and Internet communications technology.

     In addition to the traditional telephone network in the 14-state local service area, we continue to expand our high-capacity fiber optic network. The network reaches over 25,500 miles in North America, and is designed to allow customers to seamlessly exchange multimedia content-images, data and voice over the public circuit-switched telephone network. The technologically advanced fiber optic network is designed to instantaneously re-route traffic in the event of a fiber cut to prevent interruption in service to our customers. This is accomplished by automatically re-routing traffic in the opposite direction around the SONET ring. The network is equipped with state-of-the-art transmission electronics. Our network is designed to support IP, traditional circuit-switched services and alternative information transfer standards used for data transmission.

     Our network connects approximately 150 metropolitan areas coast to coast. We were the first network service provider to complete a transcontinental fiber network when we activated our network from Los Angeles to San Francisco to New York in April 1998. We are expanding our worldwide broadband services portfolio to include end-to-end connectivity for our local Internet services to large and multi-location enterprises and carriers in key United States metropolitan markets. We are leveraging the many completed metropolitan area fiber rings and right-of-ways that were built as part of the nationwide backbone construction. We completed construction of extensive fiber and DSL networks in 12 major cities in 2000 and we expect to complete 14 additional major cities by the end of 2001.

     We have also built a 1,400 route-mile network in Mexico, and are part of a consortium of communications companies that is building a 13,125-mile underwater cable network connecting the United States to Japan.

     KPNQwest, N.V. ("KPNQwest"), a European communications company in which we and KPN, the Dutch telephone company, each own a 44% equity interest, is building and operating a high-capacity, pan-European fiber optic, Internet-based network that is currently expected to connect over 50 cities throughout Europe when it is completed by the end of 2001.

     In June 1999, our subsidiary, Qwest Corporation, entered into a series of definitive agreements to sell local exchange telephone properties serving approximately 570,000 access lines in nine states for approximately $1.8 billion in cash, subject to adjustment. The pending sales are subject to regulatory approvals and other customary closing conditions. The transfer of ownership, which will occur on a state-by-state basis, is expected to be completed by the end of the first quarter in 2002. In addition, on February 26, 2001, we announced that we do not have plans to sell a significant number of additional access lines at the present time.

STRATEGIC RELATIONSHIPS

     We are developing Internet and multimedia services in alignment with existing and anticipated market demand in partnership with leading information technology companies, including the following:

     - Microsoft Corporation for business applications and service;

     - IBM Corporation for the construction and management of CyberCenters;

     - SAP America, Inc., Oracle Corporation and Siebel Systems, Inc. for application hosting services;

     - Hewlett-Packard Company for high-end data storage, hosting and systems management services; and

     - BellSouth Corporation for coordinated marketing and product development in the southeastern United States.

     We also continue to evaluate opportunities to enter into other relationships with leading information technology companies that would allow us to improve and expand services, compete more effectively and create new opportunities for growth.

COMPETITION

     During 2000, we faced a constantly changing competitive environment. The early part of the year saw significant consolidation in the telecommunications industry followed later in the year by a number of companies experiencing financial difficulties. We expect that rapid restructuring in the telecommunications industry will continue in the future.

     We still face intense competition in almost every area of our business, primarily from other communications companies. Some of our existing and potential competitors, particularly in the communications services markets, have more financial, personnel, marketing resources as well as certain competitive advantages. As a result of these competitors' efforts, we continue to experience an erosion of our market share in certain markets, as well as pressure on profit margins, particularly in the intraLATA long-distance market and business portion of the local service market.

     We have taken several steps to combat the impacts of competition on our operating results. First, we continue to expand and upgrade our network facilities and CyberCenters to accommodate the increasing customer demands for faster and greater amounts of data, as well as Internet based services. Our national fiber optic network provides us with the ability to meet many of these demands today and into the immediate future.

This network also lowers our cost structure, allowing us to maintain profit margins relative to our competitors. Second, we have successfully deployed bundled products and service offerings to our customers in response to competition in the small business and residential sectors. This allows us to provide a comprehensive package at a competitive price. Third, we are committed to significantly improving the service provided to our customers. Substantial amounts of time, effort and financial resources have been, and will continue to be, focused on this area. Fourth, we are diligently working with various state PUCs and the Federal Communications Commission ("FCC") to meet the requirements necessary for us to be able to enter the interLATA long-distance market within our Region. We continue to work with the appropriate regulatory bodies to achieve increased pricing flexibility for products and services. We have been successful in gaining price cap regulation in several jurisdictions. Finally, we remain focused on providing new and improved products and services in the data, IP, and wireless arenas where demand continues to accelerate. Based upon these factors, we believe we are well positioned to compete with other companies in providing products and services to current and potential customers.

REGULATION

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the Telecommunications Act and state utility laws, and the rules and policies of the FCC, state PUCs and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within the Region, and governs the terms and conditions under which we provide services to our customers (including competing CLECs and IXCs in our Region).

     Interconnection. The FCC is continuing to interpret the obligations of incumbent local exchange carriers ("ILECs") under the Telecommunications Act to interconnect their networks with, and make unbundled network elements available to, CLECs. These decisions establish our obligations in the Region, and our rights when we compete for certain services outside of our Region. In addition, the United States Supreme Court is now considering an appeal from a ruling of the Eighth Circuit Court of Appeals that the FCC's rules for the pricing of interconnection and unbundled network elements by ILECs unlawfully preclude ILECs from recovering their actual costs as required by the Act.

     Access Pricing. The FCC has initiated a number of proceeding which directly affect the rates and charges for access services sold or purchased by Qwest. It is expected that these proceedings and related implementation of resulting FCC decisions will continue through 2002.

     On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service ("CALLS"). The adoption of the CALLS proposal resolved many outstanding issues before the FCC including: the court remand of the 6.5% productivity factor, the treatment of implicit universal service support; the treatment of low-volume long-distance users and the next scheduled price cap review. The CALLS plan has a five-year life and provides for the following: elimination of the residential presubscribed interexchange carrier charge ("PICC"); increases in subscriber line charges; reductions in switched access usage rates; the removal of certain implicit universal service support from access charges and direct recovery from end-users; and commitments from participating IXCs to pass through access charge reductions to end-users. We have opted into the five-year CALLS plan.

     Advanced Telecommunications Services. On two separate occasions, the FCC has ruled that advanced services provided by an ILEC are covered by those provisions of the Act that govern telephone exchange and exchange access services. We have challenged this finding, contending that advanced services fit within neither category and are not properly treated as exchange services. This case is now before the Court of Appeals.

     InterLATA Long-Distance Entry. Several Regional Bell Operating Companies ("RBOC") have filed for entry into the interLATA long-distance business. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999. As of this date, long-distance authority has been granted in the states of New York, Kansas, Oklahoma, and Texas.

     We filed applications with all in-region state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are underway at the state level to evaluate the Company's satisfaction of requirements under the Telecommunications Act that must be met in order for an RBOC to obtain long-distance authority. We have agreed to test operational support systems on a regional basis in 13 states, and testing of those systems is scheduled to begin in March 2001. Testing in Arizona is being conducted separately, and began in February 2001. We expect to file FCC applications in many of our states by the end of 2001.

     Long-Term Number Portability Tariffs. In July 1999, the FCC issued an order on our local number portability ("LNP") tariff that was originally effective in February 1999. The FCC's order approved a monthly cost recovery surcharge of $0.43 per access line. We estimate the surcharge will facilitate the recovery of approximately $407 million of LNP implementation costs over five years. We have successfully defended our tariffs against AT&T's objections.

EMPLOYEES

     As of December 31, 2000, we employed approximately 67,000 employees. Approximately 38,000 were represented by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     Our network and its component assets are the principal properties we own. Our installed fiber optic cable is laid under the various rights of way held by us. Other fixed assets are located at various locations in geographic areas that we serve.

     Our tangible assets include a significant investment in telecommunications equipment. We own substantially all of our telecommunications equipment required for our business. Total investment in plant, property and equipment was approximately $48.3 billion and $38.1 billion at December 31, 2000 and 1999, respectively, including the effect of retirements, but before deducting accumulated depreciation.

     We lease sales offices for our communications services business unit in major metropolitan locations both in the United States and internationally. Our network management centers are located primarily in owned buildings situated on land owned in fee at various locations in geographic areas that we serve.

     Our local services network is predominately located within the Region, which includes Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. Our network provides the capabilities to furnish advanced data transmission and information management services.

ITEM 3. LEGAL PROCEEDINGS

     In January 2001, an amended purported class action complaint was filed against Qwest and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that Qwest has a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants' efforts to close the Merger in advance of the record date and the defendants' failure to pay the dividend breaches fiduciary duties owed to stockholders of U S WEST. Qwest has filed a motion to dismiss the complaint, which is pending.

     Through December 2000, seven purported class action complaints have been filed in various state courts against Qwest and U S WEST on behalf of customers in the states of Arizona, Colorado, Minnesota, New Mexico, Oregon, Utah and Washington. The complaints allege, among other things, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. In addition, the complaints allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. As of November 11, 2000, the parties have signed agreements to settle the complaints. The agreements are subject to a variety of conditions, including court approval.

     In April 1999, CSX Transportation, Inc. filed a complaint in federal district court in Jacksonville, Florida against Qwest claiming breach of a 1995 contract. Discovery in the case is ongoing and the trial is scheduled to commence in October 2001.

     Through December 2000, several purported class actions have been filed in various state courts against Qwest on behalf of landowners in Georgia, Indiana, Kansas, Louisiana, Missouri, Oregon, Tennessee and Texas. The complaints challenge Qwest's right to install its fiber optic cable network in railroad rights-of-way. The complaints allege that the railroads own a limited property right-of-way that did not include the right to permit Qwest to install its fiber optic cable network on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which the Qwest network passes; the Georgia, Kansas, Louisiana, Missouri, Oregon, Tennessee and Texas actions purport to be on behalf of a class of such landowners in Georgia, Kansas, Louisiana, Missouri, Oregon, Tennessee and Texas, respectively. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. The Company received, and may in the future receive, additional claims and demands that may be based on similar or different legal theories.

     From March 2, 2000 to March 9, 2000, five purported class action complaints were filed against Qwest in state court in Delaware on behalf of Qwest stockholders. The complaints allege that Qwest and its directors breached their fiduciary duty by entering into the Merger and by agreeing not to solicit alternative transactions. Since the filing of the complaints, there has been no discovery or other activity in the cases.

     On March 17, 2000, and March 20, 2000, two class action complaints were filed in federal district court in Delaware against Qwest and Joseph Nacchio on behalf of U S WEST stockholders. The complaints allege, among other things, that Qwest and Mr. Nacchio made material false statements regarding Qwest's intent to solicit an alternative transaction to the Merger. Since the filing of the complaints, there has been no discovery or other activity in the cases.

     In 1999, twelve purported class action complaints were filed against U S WEST and its directors on behalf of U S WEST stockholders. Each of the complaints allege that the defendants breached their fiduciary duties to the class members by refusing to seek all bona fide offers for U S WEST and refusing to consider the Qwest proposal. Since the filing of the complaints, there has been no discovery or other activity in the cases.

     Various other litigation matters have been filed against us. We intend to vigorously defend these outstanding claims.

     We have provided for these matters in our financial statements as of December 31, 2000. We do not expect any material adverse impacts in excess of these reserves as a result of the ultimate resolution of these matters.

     From time to time, we receive complaints and become subject to investigations regarding tariffs, "slamming" (the practice of changing long-distance carriers without the customer's consent) and other matters. In 2000, the California Public Utilities Commission opened an investigation relating to certain slamming complaints. A purported class action complaint was filed in federal court in Connecticut containing slamming allegations. The Attorney General of Connecticut has also filed a similar complaint in state court in Connecticut. We may receive complaints or become subject to investigations in the future. Such complaints or investigations could result in the imposition of certain fines and other penalties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Market for the Registrant's Common Equity and Related Stockholder Matters" on page 68 of Qwest's 2000 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The financial information in the table under the caption "Selected Financial Data" on page 26 of Qwest's 2000 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 27 of Qwest's 2000 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 38 of Qwest's 2000 Annual Report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Qwest's Consolidated Financial Statements and related Notes thereto and the Independent Auditors' Report on pages 42-68 of Qwest's 2000 Annual Report, as well as the unaudited information set forth in Note 11 -- Selected Consolidated Quarterly Financial Data on page 67 of Qwest's 2000 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have nothing to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in Qwest's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC by April 30, 2001.

                                    PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

     (a) Documents filed as part of the report:

                                                              PAGE
                                                              ----
(1) Report of Independent Auditors..........................   *
Financial Statements covered by Report of Independent
  Auditors:
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................   *
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................   *
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................   *
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........   *
  Notes to the Consolidated Financial Statements............   *

     * Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 2000. (See Part II.)

     (b) Reports on Form 8-K:

          Qwest filed the following reports on Form 8-K during the fourth quarter of 2000:

             (1) On September 8, 2000, Qwest filed a report on Form 8-K regarding certain expected financial results for 2000 and 2001.

             (2) On September 13, 2000, Qwest filed a report on Form 8-K regarding capital projects provided at an analyst conference on September 11, 2000.

             (3) On October 25, 2000, Qwest filed a report on Form 8-K regarding its third quarter 2000 results of operations.

             (4) On November 3, 2000, Qwest filed a report on Form 8-K regarding an analyst meeting held October 31, 2000 in New York.

             (5) On December 21, 2000, Qwest filed a report on Form 8-K regarding a conference call with investors.

     (c) Exhibits:

     Exhibits identified in parentheses below are on file with the Commission and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
       (2.1)              -- Separation Agreement, dated June 5, 1998, between U S
                             WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                             Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                             WEST"), (incorporated by reference to U S WEST's Current
                             Report on Form 8-K/A dated June 26, 1998, File No.
                             1-14087).
       (2.2)              -- Amendment to the Separation Agreement between MediaOne
                             Group and U S WEST dated June 12, 1998 (incorporated by
                             reference to U S WEST's Annual Report on Form 10-K/A for
                             the year ended December 31, 1998, File No. 1-14087).
       (3.1)              -- Amended and Restated Certificate of Incorporation of
                             Qwest (incorporated by reference to Qwest's Registration
                             Statement on Form S-4/A, File No. 333-81149, filed
                             September 17, 1999).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
        3.2               -- Amended and Restated Bylaws of Qwest.
       (4.1)***           -- Indenture, dated as of October 15, 1997, with Bankers
                             Trust Company (including form of Qwest's 9.47% Senior
                             Discount Notes due 2007 and 9.47% Series B Senior
                             Discount Notes due 2007 as an exhibit thereto).
       (4.2)****          -- Indenture, dated as of August 28, 1997, with Bankers
                             Trust Company (including form of Qwest's 10 7/8% Series B
                             Senior Discount Notes due 2007 as an exhibit thereto).
       (4.3)****          -- Indenture dated as of January 29, 1998 with Bankers Trust
                             Company (including form of Qwest's 8.29% Senior Discount
                             Notes due 2008 and 8.29% Series B Senior Discount Notes
                             due 2008 as an exhibit thereto).
       (4.4)              -- Indenture, dated as of November 4, 1998, with Bankers
                             Trust Company (including form of Qwest's 7.50% Senior
                             Discount Notes due 2008 and 7.50% Series B Senior
                             Discount Notes due 2008 as an exhibit thereto)
                             (incorporated by reference to Qwest's Registration
                             Statement on Form S-4 , File No. 333-71603, filed
                             February 2, 1999).
       (4.5)              -- Indenture, dated as of November 27, 1998, with Bankers
                             Trust Company (including form of Qwest's 7.25% Senior
                             Discount Notes due 2008 and 7.25% Series B Senior
                             Discount Notes due 2008 as an exhibit thereto)
                             (incorporated by reference to Qwest's Registration
                             Statement on Form S-4, File No. 333-71603, filed February
                             2, 1999).
       (4.6)              -- Registration Agreement, dated November 27, 1998, with
                             Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                             Discount Notes due 2008 (incorporated by reference to
                             Qwest's Registration Statement on Form S-4, File No.
                             333-71603, filed February 2, 1999).
       (4.7)              -- Indenture, dated as of June 23, 1997, between LCI
                             International, Inc. and First Trust National Association,
                             as trustee, providing for the issuance of Senior Debt
                             Securities, including Resolutions of the Pricing
                             Committee of the Board of Directors establishing the
                             terms of the 7.25% Senior Notes due June 15, 2007
                             (incorporated by reference to Exhibit 4(c) in LCI's
                             Current Report on Form 8-K, dated June 23, 1997).
       (4.8)              -- Registration Rights Agreement, dated August 20, 1999,
                             between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                             J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                             Fenner & Smith Incorporated (incorporated by reference to
                             U S WEST's Form S-4 Registration Statement, File No.
                             333-92523, filed December 10, 1999).
       (4.9)              -- Indenture, dated as of June 29, 1998, by and among U S
                             WEST Capital Funding, Inc., U S WEST, Inc., and The First
                             National Bank of Chicago (now known as Bank One Trust
                             Company, National Association), as Trustee (incorporated
                             by reference to U S WEST's Current Report on Form 8-K,
                             dated November 18, 1998, File No. 1-14087).
       (4.10)             -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                             Inc., Qwest Communications International Inc., and Bank
                             One Trust Company, as Trustee (incorporated by reference
                             to Qwest's quarterly report on Form 10-Q for the quarter
                             ended June 30, 2000).
      (10.1)**            -- Growth Share Plan, as amended, effective October 1,
                             1996.*

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.2)              -- Equity Incentive Plan, as amended (incorporated by
                             reference from Exhibit A to Qwest's definitive proxy
                             statement on Schedule 14A, filed March 17, 2000).*
      (10.3)              -- Qwest Communications International Inc. Employee Stock
                             Purchase Plan (incorporated by reference to Qwest's
                             Preliminary Proxy Statement for the Annual Meeting of
                             Stockholders filed February 26, 1999).*
      (10.4)              -- Qwest Communications International Inc. Deferred
                             Compensation Plan (incorporated by reference to Qwest's
                             Annual Report on Form 10-K for the year ended December
                             31, 1998).*
      (10.5)****          -- Equity Compensation Plan for Non-Employee Directors.*
      (10.6)              -- Qwest Communications International Inc. 401-K Plan
                             (incorporated by reference to Qwest's Annual Report on
                             Form 10-K for the year ended December 31, 1998).*
      (10.7)**            -- Employment Agreement dated December 21, 1996 with Joseph
                             P. Nacchio.*
      (10.8)****          -- Growth Share Plan Agreement with Joseph P. Nacchio,
                             effective January 1, 1997, and Amendment thereto.*
      (10.9)****          -- Non-Qualified Stock Option Agreement with Joseph P.
                             Nacchio, effective June 23, 1997.*
       10.11              -- Employment Agreement dated October 6, 1998 with Drake S.
                             Tempest.*
       10.12              -- Employment Agreement dated October 18, 2000 with Stephen
                             M. Jacobsen.*
       10.13              -- Employment Agreement dated May 20, 1999 with Afshin
                             Mohebbi.*
      (10.14)****         -- Employment Agreement dated October 8, 1997 with Lewis O.
                             Wilks.*
      (10.15)**#          -- IRU Agreement dated as of October 18, 1996 with Frontier
                             Communications International Inc.
      (10.16)**#          -- IRU Agreement dated as of February 26, 1996 with WorldCom
                             Network Services, Inc.
      (10.17)**#          -- IRU Agreement dated as of May 2, 1997 with GTE.
      (10.18)             -- Common Stock Purchase Agreement, dated as of December 13,
                             1998, with Microsoft Corporation (incorporated by
                             reference to Qwest's Current Report on Form 8-K, filed
                             December 16, 1998).
      (10.19)             -- Registration Rights Agreement, dated as of December 14,
                             1998, with Microsoft Corporation (incorporated by
                             reference to Qwest's Current Report on Form 8-K, filed
                             December 16, 1998).
      (10.20)             -- Registration Rights Agreement, dated as of April 18,
                             1999, with Anschutz Company and Anschutz Family
                             Investment Company LLC (incorporated by reference to
                             Qwest's Current Report on Form 8-K/A, filed April 28,
                             1999).
      (10.21)             -- Common Stock Purchase Agreement, dated as of April 19,
                             1999, with BellSouth Enterprises, Inc. (incorporated by
                             reference to Qwest's Current Report on Form 8-K/A, filed
                             April 28, 1999).
      (10.22)             -- Registration Rights Agreement, dated as of April 19,
                             1999, with BellSouth Enterprises, Inc. (incorporated by
                             reference to Qwest's Current Report on Form 8-K/A, filed
                             April 28, 1999).
       10.23              -- Securities Purchase Agreement dated January 16, 2001 with
                             BellSouth Corporation.

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.24)             -- Purchase Agreement by and among Qwest, Slingshot
                             Networks, LLC and Anschutz Digital Media, Inc., dated
                             September 26, 1999 (incorporated by reference to Qwest's
                             quarterly report on Form 10-Q for the quarter ended
                             September 30, 1999).
      (10.25)             -- Unit Purchase Agreement, dated June 21, 2000, by and
                             among U.S. Telesource, Inc. and Anschutz Digital Media,
                             Inc. (incorporated by reference to Qwest's quarterly
                             report on form 10-Q for the quarter ended June 30, 2000).
      (10.26)             -- Second Amended and Restated Operating Agreement of
                             Slingshot Networks, LLC entered into as of June 21, 2000
                             between Anschutz Digital Media, Inc. and U.S. Telesource,
                             Inc. (incorporated by reference to Qwest's quarterly
                             report on Form 10-Q for the quarter ended June 30, 2000)
      (10.27)             -- Employee Matters Agreement between MediaOne Group and U S
                             WEST, dated June 5, 1998 (incorporated by reference to U
                             S WEST's Current Report on Form 8-K/A, dated June 26,
                             1998, File No. 1-14087).
      (10.28)             -- Tax Sharing Agreement between MediaOne Group and U S
                             WEST, dated June 5, 1998 (incorporated by reference to U
                             S WEST's Current Report on Form 8-K/A, dated June 26,
                             1998, File No. 1-14087).
      (10.29)             -- 360-Day $4.0 billion Credit Agreement, dated as of May 5,
                             2000, among U S WEST, Inc., U S WEST Capital Funding,
                             Inc., U S WEST Communications, Inc., the banks listed
                             therein, and Morgan Guaranty Trust Company of New York,
                             as administrative agent (incorporated by reference to U S
                             WEST's quarterly report on Form 10-Q for the quarter
                             ended March 31, 2000).
      (10.30)             -- Purchase Agreement, dated July 3, 2000, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc. and Salomon Smith Barney Inc. (incorporated by
                             reference to Qwest's quarterly report on Form 10-Q for
                             the quarter ended June 30, 2000).
      (10.31)             -- Purchase Agreement, dated August 16, 2000, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc.
                             as Representatives of the several initial purchasers
                             listed therein (incorporated by reference to Qwest's
                             quarterly report on Form 10-Q for the quarter ended
                             September 30, 2000).
      (10.32)             -- Registration Rights Agreement, dated August 16, 2000,
                             among Qwest Capital Funding, Inc., Qwest Communications
                             International Inc., Salomon Smith Barney Inc. and Lehman
                             Brothers Inc. as Representatives of the several initial
                             purchasers listed therein (incorporated by reference to
                             Qwest's quarterly report on Form 10-Q for the quarter
                             ended September 30, 2000).
       10.33              -- Purchase Agreement, dated February 7, 2001, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc., Banc of America Securities LLC and Chase Securities
                             Inc. as Representatives of the several initial purchasers
                             listed therein.
       10.34              -- Registration Rights Agreement, dated February 14, 2001, among Qwest Capital Funding, Inc., Qwest Communications
                             International Inc., Banc of America Securities LLC and
                             Chase Securities Inc. as Representatives of the several
                             initial purchasers listed therein.

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.35)             -- Form of Agreement for Purchase and Sale of Telephone
                             Exchanges, dated as of June 16, 1999, between Citizens
                             Utilities Company and U S WEST Communications, Inc.
                             (incorporated by reference to U S WEST's Current Report
                             on Form 8-K, dated June 17, 1999).
       10.36              -- Qwest Communications International Inc., Deferred
                             Compensation Plan for Nonemployee Directors, effective as
                             of July 1, 2000.*
       10.37              -- Amended and Restated Qwest Digital Media, LLC Growth
                             Share Plan (as of June 1, 2000).*
       12                 -- Computation of Ratio of Earnings to Fixed Charges.
       13                 -- Portions of Qwest's Annual Report to shareowners for the fiscal year ended December 31, 2000. Only the information
                             incorporated by reference into this Form 10-K is included
                             in the exhibit.
       21                 -- Subsidiaries of the Registrant.
       23                 -- Consent of Arthur Andersen LLP.
      (99)                -- Annual Report on Form 11-K for the U S WEST Savings
                             Plan/ESOP for the year ended December 31, 1999
                             (incorporated by reference to U S WEST's Annual Report on
                             Form 10-K, File No. 1-14087, Paper Copy (P)).

---------------

 ( ) Previously filed.

   * Executive Compensation Plans and Arrangements.

  ** Incorporated by reference in Form S-1 as declared effective on June 23, 1997 (File No. 333-25391).

 *** Incorporated by reference to exhibit 4.1 in Form S-4 as declared effective on January 5, 1998 (File No. 333-42847).

**** Incorporated by reference in Qwest's Form 10-K for the year ended December
     31, 1997.

   # Portions have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 15, 2001.

                                            Qwest Communications International
                                            Inc.,
                                            a Delaware corporation

                                            By:      /s/ ROBIN R. SZELIGA
                                              ----------------------------------
                                                       Robin R. Szeliga
                                               Senior Vice President -- Finance
                                                              and
                                               Interim Chief Financial Officer
                                                (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLES                    DATE
                      ---------                                    ------                    ----

               /s/ PHILIP F. ANSCHUTZ                  Director, Chairman of the Board  March 15, 2001
-----------------------------------------------------
                 Philip F. Anschutz

                /s/ JOSEPH P. NACCHIO                  Director, Chairman and Chief     March 15, 2001
-----------------------------------------------------    Executive Officer
                  Joseph P. Nacchio

                /s/ LINDA G. ALVARADO                  Director                         March 15, 2001
-----------------------------------------------------
                  Linda G. Alvarado

                /s/ CRAIG R. BARRETT                   Director                         March 15, 2001
-----------------------------------------------------
                  Craig R. Barrett

                   /s/ HANK BROWN                      Director                         March 15, 2001
-----------------------------------------------------
                     Hank Brown

                /s/ THOMAS J. DONOHUE                  Director                         March 15, 2001
-----------------------------------------------------
                  Thomas J. Donohue

                /s/ JORDAN L. HAINES                   Director                         March 15, 2001
-----------------------------------------------------
                  Jordan L. Haines

                /s/ CANNON Y. HARVEY                   Director                         March 15, 2001
-----------------------------------------------------
                  Cannon Y. Harvey

                /s/ PETER S. HELLMAN                   Director                         March 15, 2001
-----------------------------------------------------
                  Peter S. Hellman

                  /s/ VINOD KHOSLA                     Director                         March 15, 2001
-----------------------------------------------------
                    Vinod Khosla

                      SIGNATURE                                    TITLES                    DATE
                      ---------                                    ------                    ----


                /s/ MARILYN C. NELSON                  Director                         March 15, 2001
-----------------------------------------------------
                  Marilyn C. Nelson

                  /s/ FRANK POPOFF                     Director                         March 15, 2001
-----------------------------------------------------
                    Frank Popoff

                 /s/ CRAIG D. SLATER                   Director                         March 15, 2001
-----------------------------------------------------
                   Craig D. Slater

               /s/ W. THOMAS STEPHENS                  Director                         March 15, 2001
-----------------------------------------------------
                 W. Thomas Stephens

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
       (2.1)              -- Separation Agreement, dated June 5, 1998, between U S
                             WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                             Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                             WEST"), (incorporated by reference to U S WEST's Current
                             Report on Form 8-K/A dated June 26, 1998, File No.
                             1-14087).
       (2.2)              -- Amendment to the Separation Agreement between MediaOne
                             Group and U S WEST dated June 12, 1998 (incorporated by
                             reference to U S WEST's Annual Report on Form 10-K/A for
                             the year ended December 31, 1998, File No. 1-14087).
       (3.1)              -- Amended and Restated Certificate of Incorporation of
                             Qwest (incorporated by reference to Qwest's Registration
                             Statement on Form S-4/A, File No. 333-81149, filed
                             September 17, 1999).
        3.2               -- Amended and Restated Bylaws of Qwest.
       (4.1)***           -- Indenture, dated as of October 15, 1997, with Bankers
                             Trust Company (including form of Qwest's 9.47% Senior
                             Discount Notes due 2007 and 9.47% Series B Senior
                             Discount Notes due 2007 as an exhibit thereto).
       (4.2)****          -- Indenture, dated as of August 28, 1997, with Bankers
                             Trust Company (including form of Qwest's 10 7/8% Series B
                             Senior Discount Notes due 2007 as an exhibit thereto).
       (4.3)****          -- Indenture dated as of January 29, 1998 with Bankers Trust
                             Company (including form of Qwest's 8.29% Senior Discount
                             Notes due 2008 and 8.29% Series B Senior Discount Notes
                             due 2008 as an exhibit thereto).
       (4.4)              -- Indenture, dated as of November 4, 1998, with Bankers
                             Trust Company (including form of Qwest's 7.50% Senior
                             Discount Notes due 2008 and 7.50% Series B Senior
                             Discount Notes due 2008 as an exhibit thereto)
                             (incorporated by reference to Qwest's Registration
                             Statement on Form S-4 , File No. 333-71603, filed
                             February 2, 1999).
       (4.5)              -- Indenture, dated as of November 27, 1998, with Bankers
                             Trust Company (including form of Qwest's 7.25% Senior
                             Discount Notes due 2008 and 7.25% Series B Senior
                             Discount Notes due 2008 as an exhibit thereto)
                             (incorporated by reference to Qwest's Registration
                             Statement on Form S-4, File No. 333-71603, filed February
                             2, 1999).
       (4.6)              -- Registration Agreement, dated November 27, 1998, with
                             Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                             Discount Notes due 2008 (incorporated by reference to
                             Qwest's Registration Statement on Form S-4, File No.
                             333-71603, filed February 2, 1999).
       (4.7)              -- Indenture, dated as of June 23, 1997, between LCI
                             International, Inc. and First Trust National Association,
                             as trustee, providing for the issuance of Senior Debt
                             Securities, including Resolutions of the Pricing
                             Committee of the Board of Directors establishing the
                             terms of the 7.25% Senior Notes due June 15, 2007
                             (incorporated by reference to Exhibit 4(c) in LCI's
                             Current Report on Form 8-K, dated June 23, 1997).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
       (4.8)              -- Registration Rights Agreement, dated August 20, 1999,
                             between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                             J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                             Fenner & Smith Incorporated (incorporated by reference to
                             U S WEST's Form S-4 Registration Statement, File No.
                             333-92523, filed December 10, 1999).
       (4.9)              -- Indenture, dated as of June 29, 1998, by and among U S
                             WEST Capital Funding, Inc., U S WEST, Inc., and The First
                             National Bank of Chicago (now known as Bank One Trust
                             Company, National Association), as Trustee (incorporated
                             by reference to U S WEST's Current Report on Form 8-K,
                             dated November 18, 1998, File No. 1-14087).
       (4.10)             -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                             Inc., Qwest Communications International Inc., and Bank
                             One Trust Company, as Trustee (incorporated by reference
                             to Qwest's quarterly report on Form 10-Q for the quarter
                             ended June 30, 2000).
      (10.1)**            -- Growth Share Plan, as amended, effective October 1,
                             1996.*
      (10.2)              -- Equity Incentive Plan, as amended (incorporated by
                             reference from Exhibit A to Qwest's definitive proxy
                             statement on Schedule 14A, filed March 17, 2000).*
      (10.3)              -- Qwest Communications International Inc. Employee Stock
                             Purchase Plan (incorporated by reference to Qwest's
                             Preliminary Proxy Statement for the Annual Meeting of
                             Stockholders filed February 26, 1999).*
      (10.4)              -- Qwest Communications International Inc. Deferred
                             Compensation Plan (incorporated by reference to Qwest's
                             Annual Report on Form 10-K for the year ended December
                             31, 1998).*
      (10.5)****          -- Equity Compensation Plan for Non-Employee Directors.*
      (10.6)              -- Qwest Communications International Inc. 401-K Plan
                             (incorporated by reference to Qwest's Annual Report on
                             Form 10-K for the year ended December 31, 1998).*
      (10.7)**            -- Employment Agreement dated December 21, 1996 with Joseph
                             P. Nacchio.*
      (10.8)****          -- Growth Share Plan Agreement with Joseph P. Nacchio,
                             effective January 1, 1997, and Amendment thereto.*
      (10.9)****          -- Non-Qualified Stock Option Agreement with Joseph P.
                             Nacchio, effective June 23, 1997.*
       10.11              -- Employment Agreement dated October 6, 1998 with Drake S.
                             Tempest.*
       10.12              -- Employment Agreement dated October 18, 2000 with Stephen
                             M. Jacobsen.*
       10.13              -- Employment Agreement dated May 20, 1999 with Afshin
                             Mohebbi.*
      (10.14)****         -- Employment Agreement dated October 8, 1997 with Lewis O.
                             Wilks.*
      (10.15)**#          -- IRU Agreement dated as of October 18, 1996 with Frontier
                             Communications International Inc.
      (10.16)**#          -- IRU Agreement dated as of February 26, 1996 with WorldCom
                             Network Services, Inc.
      (10.17)**#          -- IRU Agreement dated as of May 2, 1997 with GTE.
      (10.18)             -- Common Stock Purchase Agreement, dated as of December 13,
                             1998, with Microsoft Corporation (incorporated by
                             reference to Qwest's Current Report on Form 8-K, filed
                             December 16, 1998).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.19)             -- Registration Rights Agreement, dated as of December 14,
                             1998, with Microsoft Corporation (incorporated by
                             reference to Qwest's Current Report on Form 8-K, filed
                             December 16, 1998).
      (10.20)             -- Registration Rights Agreement, dated as of April 18,
                             1999, with Anschutz Company and Anschutz Family
                             Investment Company LLC (incorporated by reference to
                             Qwest's Current Report on Form 8-K/A, filed April 28,
                             1999).
      (10.21)             -- Common Stock Purchase Agreement, dated as of April 19,
                             1999, with BellSouth Enterprises, Inc. (incorporated by
                             reference to Qwest's Current Report on Form 8-K/A, filed
                             April 28, 1999).
      (10.22)             -- Registration Rights Agreement, dated as of April 19,
                             1999, with BellSouth Enterprises, Inc. (incorporated by
                             reference to Qwest's Current Report on Form 8-K/A, filed
                             April 28, 1999).
       10.23              -- Securities Purchase Agreement dated January 16, 2001 with
                             BellSouth Corporation.
      (10.24)             -- Purchase Agreement by and among Qwest, Slingshot
                             Networks, LLC and Anschutz Digital Media, Inc., dated
                             September 26, 1999 (incorporated by reference to Qwest's
                             quarterly report on Form 10-Q for the quarter ended
                             September 30, 1999).
      (10.25)             -- Unit Purchase Agreement, dated June 21, 2000, by and
                             among U.S. Telesource, Inc. and Anschutz Digital Media,
                             Inc. (incorporated by reference to Qwest's quarterly
                             report on form 10-Q for the quarter ended June 30, 2000).
      (10.26)             -- Second Amended and Restated Operating Agreement of
                             Slingshot Networks, LLC entered into as of June 21, 2000
                             between Anschutz Digital Media, Inc. and U.S. Telesource,
                             Inc. (incorporated by reference to Qwest's quarterly
                             report on Form 10-Q for the quarter ended June 30, 2000)
      (10.27)             -- Employee Matters Agreement between MediaOne Group and U S
                             WEST, dated June 5, 1998 (incorporated by reference to U
                             S WEST's Current Report on Form 8-K/A, dated June 26,
                             1998, File No. 1-14087).
      (10.28)             -- Tax Sharing Agreement between MediaOne Group and U S
                             WEST, dated June 5, 1998 (incorporated by reference to U
                             S WEST's Current Report on Form 8-K/A, dated June 26,
                             1998, File No. 1-14087).
      (10.29)             -- 360-Day $4.0 billion Credit Agreement, dated as of May 5,
                             2000, among U S WEST, Inc., U S WEST Capital Funding,
                             Inc., U S WEST Communications, Inc., the banks listed
                             therein, and Morgan Guaranty Trust Company of New York,
                             as administrative agent (incorporated by reference to U S
                             WEST's quarterly report on Form 10-Q for the quarter
                             ended March 31, 2000).
      (10.30)             -- Purchase Agreement, dated July 3, 2000, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc. and Salomon Smith Barney Inc. (incorporated by
                             reference to Qwest's quarterly report on Form 10-Q for
                             the quarter ended June 30, 2000).
      (10.31)             -- Purchase Agreement, dated August 16, 2000, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc.
                             as Representatives of the several initial purchasers
                             listed therein (incorporated by reference to Qwest's
                             quarterly report on Form 10-Q for the quarter ended
                             September 30, 2000).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.32)             -- Registration Rights Agreement, dated August 16, 2000,
                             among Qwest Capital Funding, Inc., Qwest Communications
                             International Inc., Salomon Smith Barney Inc. and Lehman
                             Brothers Inc. as Representatives of the several initial
                             purchasers listed therein (incorporated by reference to
                             Qwest's quarterly report on Form 10-Q for the quarter
                             ended September 30, 2000).
       10.33              -- Purchase Agreement, dated February 7, 2001, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc., Banc of America Securities LLC and Chase Securities
                             Inc. as Representatives of the several initial purchasers
                             listed therein.
       10.34              -- Registration Rights Agreement, dated February 14, 2001, among Qwest Capital Funding, Inc., Qwest Communications
                             International Inc., Banc of America Securities LLC and
                             Chase Securities Inc. as Representatives of the several
                             initial purchasers listed therein.
      (10.35)             -- Form of Agreement for Purchase and Sale of Telephone
                             Exchanges, dated as of June 16, 1999, between Citizens
                             Utilities Company and U S WEST Communications, Inc.
                             (incorporated by reference to U S WEST's Current Report
                             on Form 8-K, dated June 17, 1999).
       10.36              -- Qwest Communications International Inc., Deferred
                             Compensation Plan for Nonemployee Directors, effective as
                             of July 1, 2000.*
       10.37              -- Amended and Restated Qwest Digital Media, LLC Growth
                             Share Plan (as of June 1, 2000).*
       12                 -- Computation of Ratio of Earnings to Fixed Charges.
       13                 -- Portions of Qwest's Annual Report to shareowners for the fiscal year ended December 31, 2000. Only the information
                             incorporated by reference into this Form 10-K is included
                             in the exhibit.
       21                 -- Subsidiaries of the Registrant.
       23                 -- Consent of Arthur Andersen LLP.
      (99)                -- Annual Report on Form 11-K for the U S WEST Savings
                             Plan/ESOP for the year ended December 31, 1999
                             (incorporated by reference to U S WEST's Annual Report on
                             Form 10-K, File No. 1-14087, Paper Copy (P)).

---------------

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

   # Portions have been omitted pursuant to a request for confidential treatment.