Form 10-Q
period 2001-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2001-05-15
CIK 1037949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-22609

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1339282
       (State or other jurisdiction of                        (I.R.S. Employer
        Incorporation of organization)                      Identification No.)

                 1801 CALIFORNIA STREET, DENVER, COLORADO 80202
             (Address of principal executive offices and zip code)

                        TELEPHONE NUMBER (303) 992-1400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At April 30, 2001, 1,661,255,368 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                    PART I -- FINANCIAL INFORMATION
  1.  Financial Statements
      Condensed Consolidated Statements of Operations --
      Three months ended March 31, 2001 and 2000..................     1
      Condensed Consolidated Balance Sheets --
      March 31, 2001 and December 31, 2000........................     2
      Condensed Consolidated Statements of Cash Flows --
      Three months ended March 31, 2001 and 2000..................     3
      Notes to Condensed Consolidated Financial Statements........     4
  2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................    10
  3.  Quantitative and Qualitative Disclosures About Market
      Risk........................................................    15
                      PART II -- OTHER INFORMATION
  1.  Legal Proceedings...........................................    18
  6.  Exhibits and Reports on Form 8-K............................    18
      Signature page..............................................    23

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Revenues:
  Commercial services.......................................  $2,749   $1,207
  Consumer and small business services......................   1,684    1,466
  Directory services........................................     342      347
  Switched access services..................................     276      357
                                                              ------   ------
          Total revenues....................................   5,051    3,377
                                                              ------   ------
Operating expenses:
  Cost of services..........................................   1,900      986
  Selling, general and administrative.......................   1,154      883
  Depreciation..............................................     832      586
  Goodwill and other intangible amortization................     319       --
  Merger-related and other one-time charges.................     209       15
                                                              ------   ------
          Total operating expenses..........................   4,414    2,470
                                                              ------   ------
Operating income............................................     637      907
Other expense (income) - net:
  Interest expense - net....................................     338      211
  Decline in market value of financial instruments..........     116      129
  Gain on sale of investments...............................      --      (79)
  Other expense (income) - net..............................      20       (1)
                                                              ------   ------
          Total other expense-net...........................     474      260
                                                              ------   ------
Earnings before income taxes and extraordinary item.........     163      647
Provision for income taxes..................................     144      243
                                                              ------   ------
Earnings before extraordinary item..........................      19      404
Extraordinary item - early retirement of debt, net of tax...     (65)      --
                                                              ------   ------
Net (loss) earnings.........................................  $  (46)  $  404
                                                              ======   ======
Basic (loss) earnings per share:
  Earnings before extraordinary item........................  $ 0.01   $ 0.46
  Extraordinary item - early retirement of debt, net of
     tax....................................................   (0.04)      --
                                                              ------   ------
Basic (loss) earnings per share.............................  $(0.03)  $ 0.46
                                                              ======   ======
Basic average shares outstanding............................   1,656      877
                                                              ======   ======
Diluted (loss) earnings per share:
  Earnings before extraordinary item........................  $ 0.01   $ 0.45
  Extraordinary item - early retirement of debt, net of
     tax....................................................   (0.04)      --
                                                              ------   ------
Diluted (loss) earnings per share...........................  $(0.03)  $ 0.45
                                                              ======   ======
Diluted average shares outstanding..........................   1,674      889
                                                              ======   ======
Dividends per share.........................................  $   --   $ 0.31
                                                              ======   ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   306       $   154
  Accounts receivable - net.................................      4,294         4,235
  Inventories and supplies..................................        302           275
  Deferred tax assets.......................................         39            72
  Prepaid and other.........................................        825           640
                                                                -------       -------
Total current assets........................................      5,766         5,376
Property, plant and equipment - net.........................     27,700        25,583
Goodwill and other intangible assets - net..................     32,224        32,327
Investments.................................................      8,053         8,186
Other assets................................................      2,031         2,029
                                                                -------       -------
Total assets................................................    $75,774       $73,501
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current borrowings........................................    $ 4,103       $ 3,645
  Accounts payable..........................................      2,358         2,049
  Accrued expenses and other current liabilities............      3,514         3,806
  Advance billings and customer deposits....................        379           393
                                                                -------       -------
Total current liabilities...................................     10,354         9,893
Long-term borrowings........................................     17,676        15,421
Post-retirement and other post-employment benefit
  obligations...............................................      2,916         2,735
Deferred taxes, credits and other...........................      4,172         4,148
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock - $0.01 par value, 200 million shares
     authorized, none issued and outstanding................         --            --
  Common stock - $0.01 par value, 5 billion shares
     authorized, 1,680 million and 1,672 million issued,
     1,656 million and 1,672 million outstanding............         17            17
  Additional paid-in capital................................     41,727        41,289
  Treasury stock............................................     (1,000)           --
                                                                -------       -------
  Retained (deficit) earnings...............................        (22)           24
  Accumulated other comprehensive loss......................        (66)          (26)
                                                                -------       -------
Total stockholders' equity..................................     40,656        41,304
                                                                -------       -------
Total liabilities and stockholders' equity..................    $75,774       $73,501
                                                                =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
  Cash provided by operating activities.....................  $ 1,333    $   807
                                                              -------    -------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment............   (2,943)    (1,277)
  Proceeds from sale of equity securities...................       --      1,140
  Other.....................................................      (79)       127
                                                              -------    -------
  Cash used for investing activities........................   (3,022)       (10)
                                                              -------    -------
FINANCING ACTIVITIES
  Net proceeds from (repayments of) current borrowings......      458       (520)
  Proceeds from issuance of long-term borrowings - net......    3,238         --
  Repayments of long-term borrowings........................     (995)       (32)
  Costs relating to the early retirement of debt............     (106)        --
  Proceeds from issuance of common stock....................      246         30
  Repurchase of stock.......................................   (1,000)        --
  Dividends paid on common stock............................       --       (271)
                                                              -------    -------
  Cash provided by (used for) financing activities..........    1,841       (793)
                                                              -------    -------
CASH AND CASH EQUIVALENTS
  Increase..................................................      152          4
  Beginning balance.........................................      154         78
                                                              -------    -------
  Ending balance............................................  $   306    $    82
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The condensed consolidated interim financial statements are unaudited. Qwest Communications International Inc. ("Qwest" or "we" or "us" or "our") prepared these financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We made certain reclassifications to prior balances to conform with the current year presentation. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to fairly present our consolidated results of operations, financial position and cash flows as of March 31, 2001 and for all periods presented. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

NOTE 2: MERGER WITH U S WEST

     On June 30, 2000, Qwest completed its acquisition (the "Merger") of U S WEST, Inc. ("U S WEST"). U S WEST was deemed the accounting acquirer and its historical financial statements have been carried forward as those of the newly combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. All share and per share amounts have been restated to give retroactive effect to the exchange ratio.

     The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest the acquired entity. The total value of the consideration was approximately $40 billion, which has been allocated to the identifiable tangible and intangible assets and liabilities of Qwest. The preliminary purchase price allocation was as follows: (i) $8.0 billion to tangible assets and liabilities, net; (ii) $4.1 billion to identified intangibles, including product technology, customer lists, tradenames and assembled workforce; and (iii) $27.9 billion to goodwill. The amounts allocated to identifiable intangible assets and goodwill are being amortized over periods ranging from 3 to 40 years. The allocation of purchase price is preliminary and may change upon completion of an appraisal currently being performed on the acquired assets and liabilities of Qwest. The final purchase price allocation will be completed during the second quarter of 2001.

     The unaudited results of operations for the three months ended March 31, 2001 and the pro forma, unaudited results of operations for the three months ended March 31, 2000 (as though the Merger had been completed as of the beginning of 2000) are as follows (dollars in millions, except for per share amounts):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Revenues....................................................  $5,051     $4,517
Net (loss) earnings.........................................     (46)       227
Diluted (loss) earnings per share...........................  $(0.03)    $ 0.14

     For the quarter ended March 31, 2001, we incurred Merger-related and other one-time charges totaling $209 million. The charges include $102 million of severance and headcount-related charges, $56 million of contract settlements and terminations, $10 million of asset impairments and $41 million of other Merger-related costs. Other Merger-related charges include professional fees, re-branding costs and other costs related to the integration of U S WEST and Qwest. Since the Merger, we have reduced staffing levels by

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

approximately 11,000 employees and contractors, with approximately 2,500 of this reduction occurring in the first quarter of 2001. The severance charge for the quarter is related to 1,103 employees who were involuntarily terminated. The aforementioned charges are reflected in the condensed consolidated statements of operations.

     Management anticipates that substantially all of the Merger-related costs will be paid out by June 30, 2001. We are continuing to review Merger-related activities that may result in additional Merger-related charges in the second quarter.

     The amounts accrued and charged against the established provisions described above were as follows (dollars in millions):

                                          DECEMBER 31,    CURRENT      CURRENT      MARCH 31,
                                          2000 BALANCE   PROVISION   UTILIZATION   2001 BALANCE
                                          ------------   ---------   -----------   ------------
Contractual settlements and
  terminations..........................      $295         $ 56         $ 60           $291
Merger bonuses and severance costs......       130          102          106            126
Other accrued costs.....................        98           51           57             92
                                              ----         ----         ----           ----
          Total Merger-related and other
            charges.....................      $523         $209         $223           $509
                                              ====         ====         ====           ====

NOTE 3: WEIGHTED AVERAGE SHARES

     The following table is a reconciliation of basic weighted average shares to diluted weighted average shares (in millions). The 2000 shares have been adjusted to reflect the conversion of the U S WEST shares into Qwest shares due to the Merger.

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2001     2000
                                                              -----    ----
Basic weighted average shares outstanding...................  1,656    877
Dilutive effect of stock options............................     18     12
                                                              -----    ---
Diluted weighted average shares outstanding.................  1,674    889
                                                              =====    ===

     As of March 31, 2001, 61 million options were excluded from the earnings per share computation solely because the effect was anti-dilutive. Anti-dilutive options at March 31, 2000 were immaterial.

NOTE 4: SEGMENT INFORMATION

     We operate in four segments: retail services, wholesale services, network services and directory services. The retail services segment provides local telephone services, long-distance services, wireless services and data services. The wholesale services segment provides (i) exchange access services that connect customers to the facilities of Interexchange Carriers ("IXCs") and (ii) interconnection to our telecommunications network to Competitive Local Exchange Carriers ("CLECs"). The network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. The directory services segment publishes White and Yellow Pages telephone directories and provides electronic directory and other information services. We provide the majority of our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (our "local service area").

     The following is a breakout of our segments. The accounting policies used are the same as those used in the condensed consolidated financial statements. The "other" category includes unallocated corporate

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

expenses and revenues. We internally track separately only the assets of our directory services segment. Reconciling items include unallocated assets, intersegment revenue eliminations and other adjustments.

                                                              TOTAL
                                                          COMMUNICATIONS
                         RETAIL    WHOLESALE   NETWORK     AND RELATED     DIRECTORY           RECONCILING   CONSOLIDATED
                        SERVICES   SERVICES    SERVICES      SERVICES      SERVICES    OTHER      ITEMS         TOTAL
                        --------   ---------   --------   --------------   ---------   -----   -----------   ------------
                                                              (DOLLARS IN MILLIONS)
THREE MONTHS ENDED
  MARCH 31,
2001
Operating revenues....   $3,883      $751      $    58        $4,692        $  342     $  17     $   --        $ 5,051
EBITDA(1).............    2,940       625       (1,479)        2,086           215      (304)        --          1,997
Assets................       --        --           --            --         1,459        --     74,315         75,774
Capital
  expenditures........      162        --        2,749         2,911            --        32         --          2,943
2000
Operating revenues....    2,300       728           58         3,086           347        --        (56)         3,377
EBITDA(1).............    1,469       581         (661)        1,389           190       (71)        --          1,508
Assets................       --        --           --            --           799        --     21,902         22,701
Capital
  expenditures........      154        24        1,086         1,264            11         2         --          1,277

---------------

(1) Earnings before interest, income taxes, depreciation and amortization ("EBITDA") does not include non-recurring and non-operating items such as Merger-related costs, asset write-offs and impairments, gains/losses on the sale of investments and fixed assets, changes in the market values of investments, one-time legal charges and sales of local telephone exchanges. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings (loss) as an indicator of our operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.

     A reconciliation from segment EBITDA to earnings before income taxes and extraordinary item follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
(DOLLARS IN MILLIONS)                                         -------    -------
Segment EBITDA..............................................  $1,997     $1,508
Less:
  Depreciation and amortization.............................   1,151        586
  Merger-related and other one-time charges.................     209         15
  Other expense -- net......................................     474        260
                                                              ------     ------
Earnings before income taxes and extraordinary item.........  $  163     $  647
                                                              ======     ======

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTE 5: OTHER COMPREHENSIVE (LOSS) EARNINGS

     Total comprehensive (loss) earnings for the three months ended March 31, 2001 and 2000 is as follows:

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2001      2000
(DOLLARS IN MILLIONS)                                         ------    ------
Net (loss) earnings.........................................   $(46)     $404
Other comprehensive (loss) earnings:
  Net unrealized losses on available for sale marketable
     securities.............................................     (3)     (122)
Foreign currency translation................................    (37)       --
                                                               ----      ----
Comprehensive (loss) earnings...............................   $(86)     $282
                                                               ====      ====

     Net unrealized losses for the quarters ended March 31, 2001 and 2000 were net of deferred tax benefits of $2 million and $79 million, respectively.

     For the three months ended March 31, 2001, unrealized losses on marketable securities include reclassification adjustments of $9 million (net of deferred taxes of $6 million) pertaining to an other than temporary impairment of our investments in certain marketable equity securities. These reclassification adjustments have now been realized through the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2000, unrealized gains (losses) on marketable investments include reclassification adjustments of $49 million, net of deferred taxes of $30 million, pertaining to realized gains from the sale of securities.

NOTE 6: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     Qwest CyberCenters(SM). In March 2000, we formed a strategic business alliance with IBM Global Services ("IBM") to deliver next-generation e-business services and applications through the construction and activation of CyberCenters throughout North America. IBM, as contractor, will build and provide operational support for up to 28 CyberCenters for us. IBM will lease hosting space in these CyberCenters and will purchase telecommunications services from us, with the total revenue expected to be approximately $2.5 billion over the seven-year term of the agreement. Under this alliance, we agreed to purchase equipment and services from IBM, as contractor, over a seven-year period, which combined with the construction services, is expected to be approximately $2.5 billion.

     Minimum Usage Requirements. We have agreements with IXCs and third party vendors that require us to maintain minimum monthly and/or annual billings based on usage. We have historically met substantially all requirements and believe that we will continue to meet substantially all minimum usage commitments. Where requirements have not been met, we have recorded appropriate charges. We have reflected in our financial statements the financial impact of all current, unmet minimum usage requirements.

CONTINGENCIES

     In January 2001, an amended purported class action complaint was filed in Denver District Court against us and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that we have a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants' efforts to close the Merger in advance of the record date and the defendants' failure to pay the dividend breaches fiduciary duties owed to stockholders of U S WEST. In June 2000, the court rejected the plaintiffs' motion for a temporary restraining order

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

attempting to prevent the closing of the Merger. We have filed a motion to dismiss the complaint, which is pending.

     Through March 2001, seven purported class action complaints have been filed in various state courts against us and U S WEST on behalf of customers in the states of Arizona, Colorado, Minnesota, New Mexico, Oregon, Utah and Washington. The complaints allege, among other things, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. The complaints also allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. As of November 11, 2000, the parties have signed agreements to settle the complaints. The agreements are subject to a variety of conditions, including court approval. As of April 23, 2001, the following state's courts have approved the settlement agreements signed by the parties: Arizona, Colorado, Minnesota, New Mexico, Utah and Washington.

     In April 1999, CSX Transportation, Inc. filed a complaint in federal district court in Jacksonville, Florida against Qwest claiming breach of a 1995 contract. Discovery in the case is ongoing, and trial is scheduled to commence in October 2001.

     Through March 2001, several purported class actions have been filed in various courts against us on behalf of landowners in Georgia, Indiana, Kansas, Louisiana, Missouri, Oregon, Tennessee and Texas. The complaints challenge our right to install our fiber optic cable network in railroad rights-of-way. The complaints allege that the railroads own a limited property right-of-way that did not include the right to permit us to install our fiber optic cable network on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The Georgia, Kansas, Louisiana, Missouri, Oregon, Tennessee and Texas actions purport to be on behalf of a class of such landowners in Georgia, Kansas, Louisiana, Missouri, Oregon, Tennessee and Texas, respectively. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. None of the complaints have been certified by a court as an appropriate state-wide or national class action. In Tennessee, the court certified a class of a small number of counties, and that ruling is on appeal. We have received, and may in the future receive, additional claims and demands that may be based on similar or different legal theories.

     From March 2, 2000 to March 9, 2000, five purported class action complaints were filed against us in state court in Delaware on behalf of Qwest stockholders. The complaints allege that we and our directors breached our fiduciary duty by entering into the Merger and by agreeing not to solicit alternative transactions. A similar complaint was filed in state court in New York and was dismissed in December 2000. Since the filing of the complaints, there has been no discovery or other activity in the cases.

     On March 17, 2000 and March 20, 2000, two class action complaints were filed in federal district court in Delaware against us and Joseph Nacchio on behalf of U S WEST stockholders. The complaints allege, among other things, that we and Mr. Nacchio made material false statements regarding our intent to solicit an alternative transaction to the U S WEST merger. Since the filing of the complaints, there has been no discovery or other activity in the cases.

     In 1999, 12 purported class action complaints were filed against U S WEST and its directors on behalf of U S WEST stockholders. Each of the complaints allege that the defendants breached their fiduciary duties to the class members by entering into a merger agreement with Global Crossing thereby refusing to seek all bona fide offers for U S WEST and refusing to consider an acquisition proposal from Qwest. Since the filing of the complaints, there has been no discovery or other activity in the cases.

     From time to time we receive complaints and become subject to investigations regarding tariffs, "slamming" (the practice of changing long-distance carriers without the customer's consent) and other

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

matters. In 2000, the California Public Utilities Commission opened an investigation relating to certain slamming complaints. A purported class action complaint was filed in federal court in Connecticut containing slamming allegations. The Attorney General of Connecticut has also filed a similar complaint in state court in Connecticut. We continue to analyze regulatory and governmental requirements and may modify our practices as a result. We may receive complaints or become subject to investigations in the future. Such complaints or investigations could result in the imposition of certain fines and other penalties or awards of damages.

     In March 2001, Qwest Communications Corporation received a demand from Rhythms Netconnections Inc. ("Rhythms") for payment of under-utilization charges in connection with volume commitments contained in a contract with us for the purchase of digital subscriber lines services. No lawsuit or arbitration demand has been filed.

     We are currently in the process of attempting to resolve various billing, reimbursement and other commercial disputes with Touch America, Inc. arising under agreements entered into for the sale of our interLATA (local access transport area) business in our local service area to Touch America on June 30, 2000. Although notices of dispute have been delivered by each party, no arbitration demand has been filed under agreements that permit or require arbitration.

     We have been named as a defendant in various other litigation matters. We intend to vigorously defend these outstanding claims.

     We have provided for these matters in our condensed consolidated financial statements as of March 31, 2001. We do not expect any material adverse impacts in excess of such provision as a result of the ultimate resolution of these matters.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about Qwest Communications International Inc.'s ("Qwest" or "us" or "we" or "our") financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

     - adverse changes in the regulatory or legislative environment impacting the competitive environment and service pricing in the local exchange market and affecting our business, and delays in the ability to begin interLATA (local access transport area) long-distance services in our 14-state local service area;

     - failure to maintain the necessary rights-of-way;

     - failure to achieve the projected synergies and financial results expected to result from the acquisition of U S WEST, Inc. ("U S WEST"), by Qwest on June 30, 2000 (the "Merger"), and difficulties in combining the operations of Qwest and U S WEST, which could affect our revenues, levels of expenses and operating results.

     Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Qwest or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analyst's expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

MERGER WITH U S WEST

     The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest the acquired entity. As U S WEST was deemed the accounting acquirer, its historical financial statements have been carried forward as those of the newly combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. All share and per share amounts have been restated to give retroactive effect to the exchange ratio.

     The results of operations for Qwest (the acquired entity for accounting purposes) before the Merger with U S WEST on June 30, 2000, are not reflected in the accompanying condensed consolidated statements of operations. However, the following unaudited consolidated pro forma results of operations are presented assuming the Merger had been completed on January 1, 2000 and have been adjusted to eliminate the impacts of non-recurring items such as Merger costs, asset write-offs and impairments, gains/losses on the sale of investments and fixed assets, changes in the market values of investments, one-time legal charges and in-region long-distance activity.

                                                    ACTUAL                      PRO FORMA
                                                 THREE MONTHS              THREE MONTHS ENDED
                                                     ENDED                      MARCH 31,
                                                   MARCH 31,      -------------------------------------
                                                ---------------                      INCREASE      %
                                                 2001     2000     2001     2000    (DECREASE)   CHANGE
                                                ------   ------   ------   ------   ----------   ------
                                                                 (DOLLARS IN MILLIONS)
Revenues:
  Commercial services.........................  $2,749   $1,207   $2,749   $2,173      $576       26.5%
  Consumer and small business services........   1,684    1,466    1,684    1,640        44        2.7
  Directory services..........................     342      347      342      347        (5)      (1.4)
  Switched access services....................     276      357      276      357       (81)     (22.7)
                                                ------   ------   ------   ------      ----      -----
          Total revenues......................   5,051    3,377    5,051    4,517       534       11.8
                                                ------   ------   ------   ------      ----      -----
Operating expenses:
  Cost of services............................   1,900      986    1,900    1,624       276       17.0
  Selling, general and administrative.........   1,154      883    1,154    1,169       (15)      (1.3)
                                                ------   ------   ------   ------      ----      -----
  EBITDA......................................   1,997    1,508    1,997    1,724       273       15.8
                                                ------   ------   ------   ------      ----      -----
  Depreciation................................     832      586      832      625       207       33.1
  Amortization................................     319       --      319      317         2        0.6
  Merger-related and other one-time charges...     209       15       --       --        --         --
                                                ------   ------   ------   ------      ----      -----
          Total operating expenses............   4,414    2,470    4,205    3,735       470       12.6
                                                ------   ------   ------   ------      ----      -----
Operating income..............................     637      907      846      782        64        8.2
Other expense (income):
  Interest expense -- net.....................     338      211      338      249        89       35.7
  Decline in market value of financial
     instruments..............................     116      129       --       --        --         --
  Gain on sale of investments.................      --      (79)      --       --        --         --
  Other expense (income) -- net...............      20       (1)      20        4        16      400.0
                                                ------   ------   ------   ------      ----      -----
          Total other expense -- net..........     474      260      358      253       105       41.5
                                                ------   ------   ------   ------      ----      -----
Income before income taxes and extraordinary
  item........................................     163      647      488      529       (41)      (7.8)
Provision for income taxes....................     144      243      270      290       (20)      (6.9)
                                                ------   ------   ------   ------      ----      -----
Income before extraordinary item..............      19      404      218      239       (21)      (8.8)
Extraordinary item -- early retirement of
  debt, net of tax............................     (65)      --       --       --        --         --
                                                ------   ------   ------   ------      ----      -----
Net (loss) income.............................  $  (46)  $  404   $  218   $  239      $(21)      (8.8)%
                                                ======   ======   ======   ======      ====      =====

     Because of the significance of the Merger, the comparison of 2001 results to 2000 results will be based upon the above pro forma results except for goodwill and other intangible amortization expense and Merger-related and other one-time charges.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

  REVENUES

     Total revenues for the three months ended March 31, 2001 were $5.051 billion, an increase of $534 million over the comparable period in 2000. Major contributors to the growth were sales of data, Internet and wireless products and services. Internet and data services grew by 44% and represented approximately 25% of our total revenues for the quarter ended March 31, 2001. Our digital subscriber line customers grew by 51,000 during the first quarter of 2001, up 125% over the comparable quarter of 2000. Increases in other Internet and data services included Web hosting, dedicated Internet access, virtual private network and Internet professional services. Wireless products and services revenue in the first quarter of 2001 grew by $47 million or 45% over the three months ended March 31, 2000. We added over 100,000 wireless customers during the quarter.

     Commercial services revenues are derived from Internet, data, voice and wireless products and services provided to both retail and wholesale business customers. The increase in commercial services revenues for the three months ended March 31, 2001 was primarily attributable to growth in our data and Internet services. For the first quarter of 2001, data and Internet services represented more than 45% of commercial services revenue. We believe revenues from data products and services will account for an increasingly larger portion of commercial services revenues in future periods.

     Consumer and small business services revenues are derived from sales of Internet, data, voice and wireless products and services to the consumer and small business markets. The increase in consumer and small business services revenues for the three months ended March 31, 2001, was principally attributable to sales of wireless services and products. The majority of the remaining increase was primarily attributable to data services revenue. These increases were impacted by the sales of bundled packages (which includes the phone line and several calling features) to our small business customers for the three months ended March 31, 2001, which grew by 117% over the same period in 2000.

     Directory services revenues are derived primarily from selling advertising in our published directories. The decrease in directory services revenues for the three months ended March 31, 2001 was primarily attributable to a change in the mix of directories published in the three months ended March 31, 2001 versus the three months ended March 31, 2000, partially offset by increased advertising rates.

     Switched access services revenues are derived from inter- and intrastate switched access from Interexchange Carriers ("IXCs"). The decrease in switched access services revenues for the three months ended March 31, 2001 was principally attributable to competitive losses and federal access reform that reduced the rates we are able to collect for the switched access services. This change, however, was partially offset by increased demand. We believe revenues from switched access services will continue to be negatively impacted by federal access reform.

     The pending sales of approximately 570,000 access lines for almost $1.8 billion, subject to adjustment, will provide downward pressure on revenue growth as these sales are finalized. The transfer of ownership of the remaining lines will occur on a state-by-state basis and is expected to be completed by the first quarter of 2002. All sales are subject to regulatory approvals and other customary closing conditions. We expect proceeds generated by the sale of the access lines to be used to reduce outstanding borrowings.

  OPERATING EXPENSES

     Cost of services. The increase in cost of services for the three months ended March 31, 2001 was primarily attributable to an increase in our access expenses and costs associated with the sales of data and wireless products and services. Cost of services, as a percent of revenues, increased from 36.0% for the three months ended March 31, 2000 to 37.6% for the three months ended March 31, 2001. The percentage increase was attributable to an increase in revenues and investments in high-growth services, the impact of regulatory access reform, costs associated with improving local service and costs related to the re-entry into the long-distance business in our 14-state local service area.

     Selling, general and administrative. The decrease in selling, general and administrative expenses for the three months ended March 31, 2001, was primarily attributable to the reduction in employee costs associated with those staff positions terminated as a result of the Merger and strict cost controls. The decrease was offset almost entirely, however, by increased rent expenses relating to the opening of several CyberCenters in the second half of 2000, increased bad debt expenses and higher customer service costs. Selling, general and administrative expenses, as a percentage of revenues, decreased from 25.9% for the three months ended March 31, 2000, to 22.8% for the three months ended March 31, 2001. The percentage decrease was primarily attributable to lower employee costs due to the reduction in headcount associated with the Merger.

     Depreciation. The increase in depreciation expense was attributable to higher overall property, plant and equipment balances resulting from our continued investment in our network to support increased customer demand. The investments were made for upgrades to and replacements of existing equipment, improvements in customer service and installation of equipment required for new products and services.

     Goodwill and other intangible amortization. Amortization expense is directly attributable to goodwill and other intangibles recorded as a result of the Merger. The preliminary purchase price allocation associated with tangible and intangible assets and liabilities was as follows: $8.0 billion to tangible assets and liabilities, net, $4.1 billion to identified intangibles, including product technology, customer lists, tradenames and assembled workforce and $27.9 billion to goodwill. The amounts allocated to identifiable intangible assets and goodwill are being amortized over periods ranging from 3 to 40 years. The allocation of purchase price is preliminary and may change upon completion of an appraisal currently being performed on the acquired assets and liabilities of Qwest. The final purchase price allocation will be completed during the second quarter of 2001.

     Merger-related and other one-time charges. For the quarter ended March 31, 2001, we incurred Merger-related and other one-time charges totaling $209 million. The charge includes $102 million of severance and headcount-related charges, $56 million of contract settlements and terminations, $10 million of asset impairments and $41 million of other Merger-related charges. Other Merger-related charges include professional fees, re-branding costs and other costs related to the integration of Qwest and U S WEST. Since the Merger, we have reduced staffing levels by approximately 11,000 employees and contractors, with approximately 2,500 of this reduction occurring in the first quarter of 2001. The severance charge for the quarter is related to 1,103 employees who were involuntarily terminated.

     We anticipate additional Merger-related expenses will be incurred in the second quarter of 2001 as we complete our Merger integration efforts. We expect the majority of the Merger-related accruals will be paid by June 30, 2001.

     Other expense (income) -- net. Interest expense was $338 million for the first quarter of 2001 compared to $249 million for the first quarter of 2000. The increase in interest expense was primarily attributable to increased borrowings required to fund the capital improvements to our network and the repurchase of our shares from BellSouth Corporation ("BellSouth").

     For the three months ended March 31, 2001, we recorded a loss of $139 million on our marketable equity securities for other than temporary declines in value that was partially offset by a $23 million increase in the market value of our derivative financial instruments. For the three months ended March 31, 2000, we sold various marketable equity securities resulting in a gain of $79 million. Also, in the quarter ended March 31, 2000, we experienced a $129 million decline in the market value of our derivative financial instruments associated with our investment in Global Crossing, Ltd. ("Global Crossing"). Finally, other expenses increased during the three months ended March 31, 2001 as compared to the same period in 2000 as a result of an increase in losses from our investments accounted for under the equity method.

     Provision for income taxes. The pro forma effective tax rate for the three months ended March 31, 2001 was 55.3% compared to the pro forma rate of 54.8% for the three months ended March 31, 2000. Although the rates were consistent between the two periods, the high effective tax rates were the result of the non-deductible goodwill amortization.

     Extraordinary item -- early retirement of debt. In March 2001, we completed a tender offer to buy back certain outstanding debt. In the tender, we repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, we incurred $106 million in premium payments ($65 million after reduction for $41 million in tax benefits).

     Net income. Pro forma net income before the extraordinary item associated with the early debt retirement decreased from $239 million in the first three months of 2000 to $218 million during the same period in 2001. This 8.8% drop in net income was due primarily to increases in interest expense and depreciation driven by our continued investment in our network.

LIQUIDITY AND CAPITAL RESOURCES

     The liquidity and capital resources analysis is based upon actual results. Consequently, the comparisons of operating, investing and financing activities for the three months ended March 31, 2001 versus the three months ended March 31, 2000 were significantly impacted by the Merger.

     Operating Activities. Cash provided by operations increased to $1.333 billion for the three months ended March 31, 2001 from $807 million for the 2000 comparable period. The change was primarily due to the growth in net income after adjusting for depreciation and amortization.

     Investing Activities. Total capital expenditures were $2.943 billion for the three months ended March 31, 2001 and $1.277 billion for the three months ended March 31, 2000. Capital expenditures have been, and continue to be, focused on the modernization and expansion of our telecommunications network, expansion of our wireless, local broadband, Internet and data communications networks, construction of CyberCenters in major markets and service improvements. In addition, as part of our continuing effort to expand our global operating capabilities, principally in Asia and Europe, we entered into several indefeasible right of use ("IRU") agreements with major network providers during the first quarter. These agreements provide us with the right, among other things, to network capacity on specific routes at current market rates for periods of 20 to 25 years. Several of these carriers also acquired network inventory, principally in the United States, from us during the quarter in separate transactions at fair market rates. These transactions are accounted for separately as purchases of property, plant and equipment used in our operations and as sales of inventory.

     Future cash needs could be impacted with the pursuit of new business opportunities, including the acceleration of the deployment of additional and/or advanced new services to customers, such as broadband data, wireless and video services. In addition, the expansion and upgrades of our network and the construction of CyberCenters could effect our future cash requirements. We expect that such cash needs, if any, will be funded through operations, the sale of assets and, when necessary, the issuance of debt.

     Financing Activities. Cash provided by financing activities was $1.841 billion and cash used for financing operations was $793 million for the three months ended March 31, 2001 and 2000, respectively. In 2001, we increased long-term borrowings to repay outstanding commercial paper. Commercial paper balances, net, increased and commercial paper has been used to finance the acquisition of telecommunications equipment for the upgrade and expansion of our network. During the quarter, we reacquired 22.22 million shares of our common stock from BellSouth.

     In March 2001, we completed a cash tender offer to buy back certain outstanding debt. In the tender offer, we repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, we incurred $106 million in premium payments ($65 million after reduction of $41 million in tax benefits).

     No dividends were paid on common stock in the three months ended March 31, 2001 compared to $271 million in the comparable 2000 period. The decline was due to a change in the dividend policy after the Merger. On May 2, 2001, our Board of Directors approved a dividend of five cents per share on our common stock payable on June 29, 2001 to shareholders of record as of the close of business on June 1, 2001, in satisfaction of any prior statement by us in connection with or following the Merger regarding the payment or declaration of dividends.

     We maintain commercial paper programs to finance purchases of telecommunications equipment. As of March 31, 2001, we had a $4.0 billion syndicated credit facility to support our commercial paper programs. On May 4, 2001, we successfully completed the renewal of this $4.0 billion credit facility that will now expire on May 3, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may employ financial derivatives to hedge foreign currency exposures associated with particular debt.

     As of March 31, 2001 and December 31, 2000, approximately $2.9 billion and $2.4 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper rates and London Interbank Offered Rates ("LIBOR"). A hypothetical increase of one-percentage point in commercial paper rates and LIBOR would increase annual pre-tax interest expense by $29 million. As of March 31, 2001 and December 31, 2000, we also had approximately $1.3 billion and $1.2 billion, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of March 31, 2001 and December 31, 2000, we had entered into cross-currency swaps with notional amounts of $133 million. The cross-currency swaps synthetically transform $86 million and $93 million of Swiss Franc borrowings at March 31, 2001 and December 31, 2000, respectively, into U.S. dollar obligations. Any cross-currency swap gains (losses) from changes in foreign currency would be offset by losses (gains) on the Swiss Franc debt obligations, and would have no impact on our results of operations or financial position.

     As of March 31, 2001 and December 31, 2000, we had entered into equity swaps with notional amounts of $544 million and $761 million relating to the sale of 16 million and 24 million shares, respectively, of Global Crossing common stock we previously owned. Of the 24 million shares subject to equity swaps, one-third matured in February of 2001 leaving equity swaps on 16 million shares. In connection with the remaining equity swaps, we have equity collars on 8 million shares. The equity collars restrict the magnitude of any gains or losses generated by the equity swaps on the collared shares. A hypothetical 10% reduction in the market price of Global Crossing common shares, based upon the market price of $13.49 at March 31, 2001, would not have had a material effect on our earnings. The remaining equity swaps will mature in equal increments in May and August 2001.

     Our equity investments in other publicly traded companies consists of the following (dollars in millions):

              MARCH 31, 2001                               DECEMBER 31, 2000
-------------------------------------------   -------------------------------------------
       UNREALIZED   UNREALIZED                       UNREALIZED   UNREALIZED
COST     GAINS        LOSSES     FAIR VALUE   COST     GAINS        LOSSES     FAIR VALUE
----   ----------   ----------   ----------   ----   ----------   ----------   ----------
$111       $4          $(95)        $20       $90       $30          $(62)        $58
====       ==          ====         ===       ===       ===          ====         ===

     The estimated potential loss in fair value resulting from a hypothetical 10% decrease in the March 31, 2001 prices quoted by stock exchanges would decrease the fair value of our equity investments by $2 million.

RECENT REGULATORY DEVELOPMENTS

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the Telecommunication Act of 1996 (the "Act") and state utility laws, and the rules and policies of the Federal Communications Commission ("FCC"), state Public Utility Commissions ("PUCs") and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within our 14-state local service area, and governs the terms and conditions under which we provide services to our customers (including competing Competitive Local Exchange Carriers ("CLECs") and IXCs in our local service area).

     Interconnection. The FCC is continuing to interpret the obligations of incumbent local exchange carriers ("ILECs") under the Act to interconnect their networks with, and make unbundled network elements available to, CLECs. These decisions establish our obligations in our local service area, and our rights when we compete outside of our local service area. In addition, the United States Supreme Court is now considering an appeal from a ruling of the Eighth Circuit Court of Appeals that the FCC's rules for the pricing of interconnection and unbundled network elements by ILECs unlawfully preclude ILECs from recovering their actual costs as required by the Act.

     Access Pricing. The FCC has initiated a number of proceedings that directly affect the rates and charges for access services that we sold or purchased. It is expected that these proceedings and related implementation of resulting FCC decisions will continue through 2002.

     On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service ("CALLS"). The adoption of the CALLS proposal resolved many outstanding issues before the FCC including: the court remand of the 6.5% productivity factor; the treatment of implicit universal service support; the treatment of low-volume long-distance users; and the next scheduled price cap review. The CALLS plan has a five year life and provides for the following: elimination of the residential presubscribed interexchange carrier charge; increases in subscriber line charges; reductions in switched access usage rates; the removal of certain implicit universal service support from access charges and direct recovery from end users; and commitments from participating IXCs to pass through access charge reductions to end users. We have opted into the five-year CALLS plan.

     Advanced Telecommunications Services. On two separate occasions the FCC has ruled that advanced services provided by an ILEC are covered by those provisions of the Act that govern telephone exchange and exchange access services. We have challenged this finding, contending that advanced services fit within neither category and are not properly treated as exchange services. On April 20, 2001, the Court of Appeals vacated and remanded to the FCC its classification of DS2-based advanced services.

     InterLATA Long-Distance Entry. Several Regional Bell Operating Companies ("RBOCs") have filed for entry into the interLATA long-distance business. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999. As of March 31, 2001, long-distance authority has been granted in the states of New York, Kansas, Oklahoma, Texas and Massachusetts.

     We filed applications with all of our local service area state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are underway at the state level to evaluate our satisfaction of requirements under the Act that must be met in order for an RBOC to obtain long-distance authority. We have agreed to test operational support systems on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona is being conducted separately, and began in February 2001. We expect to file FCC applications in the majority, if not all, of our local service area states by the end of 2001.

CONTINGENCIES

     We have certain pending regulatory actions. See Note 6 to the condensed consolidated financial statements.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value to be generally recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS No. 133 on January 1, 2001 and it did not have a material impact on our consolidated financial results.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and the extinguishment of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The effect on our consolidated financial results is currently being determined.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Qwest and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For a discussion of these actions, see Note 6:
"Commitments and Contingencies" -- to the condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed for Qwest through the filing of this Form 10-Q.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.1)           -- Separation Agreement, dated June 5, 1998, between U S
                            WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                            Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                            WEST"), (incorporated by reference to U S WEST's Current
                            Report on Form 8-K/A dated June 26, 1998, File No.
                            1-14087).
         (2.2)           -- Amendment to the Separation Agreement between MediaOne
                            Group and U S WEST dated June 12, 1998 (incorporated by
                            reference to U S WEST's Annual Report on Form 10-K/A for
                            the year ended December 31, 1998, File No. 1-14087).
         (3.1)           -- Amended and Restated Certificate of Incorporation of
                            Qwest (incorporated by reference to Qwest's Registration
                            Statement on Form S-4/A, File No. 333-81149, filed
                            September 17, 1999).
         (3.2)           -- Amended and Restated Bylaws of Qwest.
         (4.1)***        -- Indenture, dated as of October 15, 1997, with Bankers
                            Trust Company (including form of Qwest's 9.47% Senior
                            Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto).
         (4.2)****       -- Indenture dated, as of August 28, 1997, with Bankers
                            Trust Company (including form of Qwest's 10 7/8% Series B
                            Senior Discount Notes due 2007 as an exhibit thereto).
         (4.3)****       -- Indenture dated as of January 29, 1998 with Bankers Trust
                            Company (including form of Qwest's 8.29% Senior Discount
                            Notes due 2008 and 8.29% Series B Senior Discount Notes
                            due 2008 as an exhibit thereto).
         (4.4)           -- Indenture, dated as of November 4, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.50% Senior
                            Discount Notes due 2008 and 7.50% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.5)           -- Indenture, dated as of November 27, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.25% Senior
                            Discount Notes due 2008 and 7.25% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.6)           -- Registration Agreement, dated November 27, 1998, with
                            Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Qwest's Registration Statement on Form S-4, File No.
                            333-71603, filed February 2, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4.7)           -- Indenture, dated as of June 23, 1997, between LCI
                            International, Inc. and First Trust National Association,
                            as trustee, providing for the issuance of Senior Debt
                            Securities, including Resolutions of the Pricing
                            Committee of the Board of Directors establishing the
                            terms of the 7.25% Senior Notes due June 15, 2007
                            (incorporated by reference to Exhibit 4(c) in LCI's
                            Current Report on Form 8-K, dated June 23, 1997).
         (4.8)           -- Registration Rights Agreement, dated August 20, 1999,
                            between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                            J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            U S WEST's Form S-4 Registration Statement, File No.
                            333-92523, filed December 10, 1999).
         (4.9)           -- Indenture, dated as of June 29, 1998, by and among U S
                            WEST Capital Funding, Inc., U S WEST, Inc., and The First
                            National Bank of Chicago (now known as Bank One Trust
                            Company, National Association), as Trustee (incorporated
                            by reference to U S WEST's Current Report on Form 8-K,
                            dated November 18, 1998, File No. 1-14087).
         (4.10)          -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                            Inc., Qwest Communications International Inc., and Bank
                            One Trust Company, as Trustee (incorporated by reference
                            to Qwest's quarterly report on Form 10-Q for the quarter
                            ended June 30, 2000).
          4.11           -- First Supplemental Indenture dated February 16, 2001, to the Indenture dated as of January 29, 1998 with Bankers
                            Trust Company (including form of Qwest's 8.29% Senior
                            Discount Notes due 2008 and 8.29% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto).
          4.12           -- First Supplemental Indenture dated February 16, 2001, to the Indenture, dated as of October 15, 1997, with Bankers
                            Trust Company (including form of Qwest's 9.47% Senior
                            Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto).
          4.13           -- First Supplemental Indenture dated February 16, 2001, to the Indenture dated, as of August 28, 1997, with Bankers
                            Trust Company (including form of Qwest's 10 7/8% Series B
                            Senior Discount Notes due 2007 as an exhibit thereto).
        (10.1)**         -- Growth Share Plan, as amended, effective October 1,
                            1996.*
        (10.2)           -- Equity Incentive Plan, as amended (incorporated by
                            reference from Exhibit A to Qwest's definitive proxy
                            statement on Schedule 14A, filed March 17, 2000).*
        (10.3)           -- Qwest Communications International Inc. Employee Stock
                            Purchase Plan. (incorporated by reference to Qwest's 2001
                            Proxy Statement for the Annual Meeting of Stockholders).*
        (10.4)           -- Qwest Communications International Inc. Deferred
                            Compensation Plan (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998).*
        (10.5)****       -- Equity Compensation Plan for Non-Employee Directors.*
        (10.6)           -- Qwest Communications International Inc. 401-K Plan
                            (incorporated by reference to Qwest's Annual Report on
                            Form 10-K for the year ended December 31, 1998).*
        (10.7)**         -- Employment Agreement dated December 21, 1996 with Joseph
                            P. Nachio.*
        (10.8)****       -- Growth Share Plan Agreement with Joseph P. Nacchio,
                            effective January 1, 1997, and Amendment thereto.*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10.9)****       -- Non-Qualified Stock Option Agreement with Joseph P.
                            Nacchio, effective June 23, 1997.*
        (10.11)          -- Employment Agreement dated October 6, 1998 with Drake S.
                            Tempest (incorporated by reference to Qwest's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).*
        (10.13)          -- Employment Agreement dated May 20, 1999 with Afshin
                            Mohebbi (incorporated by reference to Qwest's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).*
        (10.14)****      -- Employment Agreement dated October 8, 1997 with Lewis O.
                            Wilks.*
        (10.15)**#       -- IRU Agreement dated as of October 18, 1996 with Frontier
                            Communications International Inc.
        (10.16)**#       -- IRU Agreement dated as of February 26, 1996 with WorldCom
                            Network Services, Inc.
        (10.17)**#       -- IRU Agreement dated as of May 2, 1997 with GTE.
        (10.20)          -- Registration Rights Agreement, dated as of April 18,
                            1999, with Anschutz Company and Anschutz Family
                            Investment Company LLC (incorporated by reference to
                            Qwest's Current Report on Form 8-K/A, filed April 28,
                            1999).
        (10.21)          -- Common Stock Purchase Agreement, dated as of April 19,
                            1999, with BellSouth Enterprises, Inc. (incorporated by
                            reference to Qwest's Current Report on Form 8-K/A, filed
                            April 28, 1999).
        (10.22)          -- Registration Rights Agreement, dated as of April 19,
                            1999, with BellSouth Enterprises, Inc. (incorporated by
                            reference to Qwest's Current Report on Form 8-K/A, filed
                            April 28, 1999).
        (10.23)          -- Securities Purchase Agreement dated January 16, 2001 with
                            BellSouth Corporation (incorporated by reference to
                            Qwest's Annual Report on Form 10-K for the year ended
                            December 31, 2000).
        (10.24)          -- Purchase Agreement by and among Qwest, Slingshot
                            Networks, LLC and Anschutz Digital Media, Inc., dated
                            September 26, 1999 (incorporated by reference to Qwest's
                            quarterly report on Form 10-Q for the quarter ended
                            September 30, 1999).
        (10.25)          -- Unit Purchase Agreement, dated June 21, 2000, by and
                            among U.S. Telesource, Inc. and Anschutz Digital Media,
                            Inc. (incorporated by reference to Qwest's quarterly
                            report on form 10-Q for the quarter ended June 30, 2000).
        (10.26)          -- Second Amended and Restated Operating Agreement of
                            Slingshot Networks, LLC entered into as of June 21, 2000
                            between Anschutz Digital Media, Inc. and U.S. Telesource,
                            Inc. (incorporated by reference to Qwest's quarterly
                            report on Form 10-Q for the quarter ended June 30, 2000).
        (10.27)          -- Employee Matters Agreement between MediaOne Group and U S
                            WEST, dated June 5, 1998 (incorporated by reference to U
                            S WEST's Current Report on Form 8-K/A, dated June 26,
                            1998, File No. 1-14087).
        (10.28)          -- Tax Sharing Agreement between MediaOne Group and U S
                            WEST, dated June 5, 1998 (incorporated by reference to
                            U S WEST's Current Report on Form 8-K/A, dated June 26,
                            1998, File No. 1-14087).
        (10.30)          -- Purchase Agreement, dated July 3, 2000, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc. and Salomon Smith Barney Inc. (incorporated by
                            reference to Qwest's quarterly report on Form 10-Q for
                            the quarter ended June 30, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10.31)          -- Purchase Agreement, dated August 16, 2000, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc.
                            as Representatives of the several initial purchasers
                            listed therein (incorporated by reference to Qwest's
                            quarterly report on Form 10-Q for the quarter ended
                            September 30, 2000).
        (10.32)          -- Registration Rights Agreement, dated August 16, 2000,
                            among Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Salomon Smith Barney Inc. and Lehman
                            Brothers Inc. as Representatives of the several initial
                            purchasers listed therein (incorporated by reference to
                            Qwest's quarterly report on Form 10-Q for the quarter
                            ended September 30, 2000).
        (10.33)          -- Purchase Agreement, dated February 7, 2001, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Banc of America Securities LLC and Chase Securities
                            Inc. as Representatives of the several initial purchasers
                            listed therein (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).
        (10.34)          -- Registration Rights Agreement, dated February 14, 2001, among Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Banc of America Securities LLC and
                            Chase Securities Inc. as Representatives of the several
                            initial purchasers listed therein (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).
        (10.35)          -- Form of Agreement for Purchase and Sale of Telephone
                            Exchanges, dated as of June 16, 1999, between Citizens
                            Utilities Company and U S WEST Communications, Inc.
                            (incorporated by reference to U S WEST's Current Report
                            on Form 8-K, dated June 17, 1999, File No. 1-14087).
        (10.36)          -- Qwest Communications International Inc., Deferred
                            Compensation Plan for Nonemployee Directors, effective as
                            of July 1, 2000 (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).*
        (10.37)          -- Amended and Restated Qwest Digital Media, LLC Growth
                            Share Plan (as of June 1, 2000) (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).*
         10.38           -- 364-Day $4.0 billion Credit Agreement, dated as of May 4,
                            2001, among Qwest Capital Funding, Inc., Qwest
                            Corporation, Qwest Communications International Inc., the
                            banks listed therein and Bank of America, N.A., as
                            administrative agent.
        (99)             -- Annual Report on Form 11-K for the U S WEST Savings
                            Plan/ESOP for the year ended December 31, 1999
                            (incorporated by reference to U S WEST's Annual Report on
                            Form 10-K, File No. 1-14087, Paper Copy (P)).

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

     (b) Reports on Form 8-K:

          (i) On January 25, 2001, Qwest filed a report on Form 8-K regarding its 2000 fourth quarter and full year results of operations.

          (ii) On February 27, 2001, Qwest filed a report on Form 8-K regarding two speeches made by its chief executive officer.

          (iii) On March 15, 2001, Qwest filed a report on Form 8-K regarding a speech made by its president of worldwide operations.

          (iv) On March 22, 2001, Qwest filed a report on Form 8-K regarding statements made by its chief executive officer.

          (v) On March 29, 2001, Qwest filed a report on Form 8-K regarding a speech by its president of worldwide operations.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QWEST COMMUNICATIONS INTERNATIONAL INC.

                                        By:       /s/ ROBIN R. SZELIGA
                                           -------------------------------------
                                                     Robin R. Szeliga
                                               Executive Vice President and
                                                  Chief Financial Officer

May 15, 2001

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.1)           -- Separation Agreement, dated June 5, 1998, between U S
                            WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                            Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                            WEST"), (incorporated by reference to U S WEST's Current
                            Report on Form 8-K/A dated June 26, 1998, File No.
                            1-14087).
         (2.2)           -- Amendment to the Separation Agreement between MediaOne
                            Group and U S WEST dated June 12, 1998 (incorporated by
                            reference to U S WEST's Annual Report on Form 10-K/A for
                            the year ended December 31, 1998, File No. 1-14087).
         (3.1)           -- Amended and Restated Certificate of Incorporation of
                            Qwest (incorporated by reference to Qwest's Registration
                            Statement on Form S-4/A, File No. 333-81149, filed
                            September 17, 1999).
         (3.2)           -- Amended and Restated Bylaws of Qwest.
         (4.1)***        -- Indenture, dated as of October 15, 1997, with Bankers
                            Trust Company (including form of Qwest's 9.47% Senior
                            Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto).
         (4.2)****       -- Indenture dated, as of August 28, 1997, with Bankers
                            Trust Company (including form of Qwest's 10 7/8% Series B
                            Senior Discount Notes due 2007 as an exhibit thereto).
         (4.3)****       -- Indenture dated as of January 29, 1998 with Bankers Trust
                            Company (including form of Qwest's 8.29% Senior Discount
                            Notes due 2008 and 8.29% Series B Senior Discount Notes
                            due 2008 as an exhibit thereto).
         (4.4)           -- Indenture, dated as of November 4, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.50% Senior
                            Discount Notes due 2008 and 7.50% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.5)           -- Indenture, dated as of November 27, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.25% Senior
                            Discount Notes due 2008 and 7.25% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.6)           -- Registration Agreement, dated November 27, 1998, with
                            Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Qwest's Registration Statement on Form S-4, File No.
                            333-71603, filed February 2, 1999).
         (4.7)           -- Indenture, dated as of June 23, 1997, between LCI
                            International, Inc. and First Trust National Association,
                            as trustee, providing for the issuance of Senior Debt
                            Securities, including Resolutions of the Pricing
                            Committee of the Board of Directors establishing the
                            terms of the 7.25% Senior Notes due June 15, 2007
                            (incorporated by reference to Exhibit 4(c) in LCI's
                            Current Report on Form 8-K, dated June 23, 1997).
         (4.8)           -- Registration Rights Agreement, dated August 20, 1999,
                            between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                            J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            U S WEST's Form S-4 Registration Statement, File No.
                            333-92523, filed December 10, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4.9)           -- Indenture, dated as of June 29, 1998, by and among U S
                            WEST Capital Funding, Inc., U S WEST, Inc., and The First
                            National Bank of Chicago (now known as Bank One Trust
                            Company, National Association), as Trustee (incorporated
                            by reference to U S WEST's Current Report on Form 8-K,
                            dated November 18, 1998, File No. 1-14087).
         (4.10)          -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                            Inc., Qwest Communications International Inc., and Bank
                            One Trust Company, as Trustee (incorporated by reference
                            to Qwest's quarterly report on Form 10-Q for the quarter
                            ended June 30, 2000).
          4.11           -- First Supplemental Indenture dated February 16, 2001, to the Indenture dated as of January 29, 1998 with Bankers
                            Trust Company (including form of Qwest's 8.29% Senior
                            Discount Notes due 2008 and 8.29% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto).
          4.12           -- First Supplemental Indenture dated February 16, 2001, to the Indenture, dated as of October 15, 1997, with Bankers
                            Trust Company (including form of Qwest's 9.47% Senior
                            Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto).
          4.13           -- First Supplemental Indenture dated February 16, 2001, to the Indenture dated, as of August 28, 1997, with Bankers
                            Trust Company (including form of Qwest's 10 7/8% Series B
                            Senior Discount Notes due 2007 as an exhibit thereto).
        (10.1)**         -- Growth Share Plan, as amended, effective October 1,
                            1996.*
        (10.2)           -- Equity Incentive Plan, as amended (incorporated by
                            reference from Exhibit A to Qwest's definitive proxy
                            statement on Schedule 14A, filed March 17, 2000).*
        (10.3)           -- Qwest Communications International Inc. Employee Stock
                            Purchase Plan. (incorporated by reference to Qwest's 2001
                            Proxy Statement for the Annual Meeting of Stockholders).*
        (10.4)           -- Qwest Communications International Inc. Deferred
                            Compensation Plan (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998).*
        (10.5)****       -- Equity Compensation Plan for Non-Employee Directors.*
        (10.6)           -- Qwest Communications International Inc. 401-K Plan
                            (incorporated by reference to Qwest's Annual Report on
                            Form 10-K for the year ended December 31, 1998).*
        (10.7)**         -- Employment Agreement dated December 21, 1996 with Joseph
                            P. Nachio.*
        (10.8)****       -- Growth Share Plan Agreement with Joseph P. Nacchio,
                            effective January 1, 1997, and Amendment thereto.*
        (10.9)****       -- Non-Qualified Stock Option Agreement with Joseph P.
                            Nacchio, effective June 23, 1997.*
        (10.11)          -- Employment Agreement dated October 6, 1998 with Drake S.
                            Tempest (incorporated by reference to Qwest's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).*
        (10.13)          -- Employment Agreement dated May 20, 1999 with Afshin
                            Mohebbi (incorporated by reference to Qwest's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).*
        (10.14)****      -- Employment Agreement dated October 8, 1997 with Lewis O.
                            Wilks.*
        (10.15)**#       -- IRU Agreement dated as of October 18, 1996 with Frontier
                            Communications International Inc.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10.16)**#       -- IRU Agreement dated as of February 26, 1996 with WorldCom
                            Network Services, Inc.
        (10.17)**#       -- IRU Agreement dated as of May 2, 1997 with GTE.
        (10.20)          -- Registration Rights Agreement, dated as of April 18,
                            1999, with Anschutz Company and Anschutz Family
                            Investment Company LLC (incorporated by reference to
                            Qwest's Current Report on Form 8-K/A, filed April 28,
                            1999).
        (10.21)          -- Common Stock Purchase Agreement, dated as of April 19,
                            1999, with BellSouth Enterprises, Inc. (incorporated by
                            reference to Qwest's Current Report on Form 8-K/A, filed
                            April 28, 1999).
        (10.22)          -- Registration Rights Agreement, dated as of April 19,
                            1999, with BellSouth Enterprises, Inc. (incorporated by
                            reference to Qwest's Current Report on Form 8-K/A, filed
                            April 28, 1999).
        (10.23)          -- Securities Purchase Agreement dated January 16, 2001 with
                            BellSouth Corporation (incorporated by reference to
                            Qwest's Annual Report on Form 10-K for the year ended
                            December 31, 2000).
        (10.24)          -- Purchase Agreement by and among Qwest, Slingshot
                            Networks, LLC and Anschutz Digital Media, Inc., dated
                            September 26, 1999 (incorporated by reference to Qwest's
                            quarterly report on Form 10-Q for the quarter ended
                            September 30, 1999).
        (10.25)          -- Unit Purchase Agreement, dated June 21, 2000, by and
                            among U.S. Telesource, Inc. and Anschutz Digital Media,
                            Inc. (incorporated by reference to Qwest's quarterly
                            report on form 10-Q for the quarter ended June 30, 2000).
        (10.26)          -- Second Amended and Restated Operating Agreement of
                            Slingshot Networks, LLC entered into as of June 21, 2000
                            between Anschutz Digital Media, Inc. and U.S. Telesource,
                            Inc. (incorporated by reference to Qwest's quarterly
                            report on Form 10-Q for the quarter ended June 30, 2000).
        (10.27)          -- Employee Matters Agreement between MediaOne Group and U S
                            WEST, dated June 5, 1998 (incorporated by reference to U
                            S WEST's Current Report on Form 8-K/A, dated June 26,
                            1998, File No. 1-14087).
        (10.28)          -- Tax Sharing Agreement between MediaOne Group and U S
                            WEST, dated June 5, 1998 (incorporated by reference to
                            U S WEST's Current Report on Form 8-K/A, dated June 26,
                            1998, File No. 1-14087).
        (10.30)          -- Purchase Agreement, dated July 3, 2000, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc. and Salomon Smith Barney Inc. (incorporated by
                            reference to Qwest's quarterly report on Form 10-Q for
                            the quarter ended June 30, 2000).
        (10.31)          -- Purchase Agreement, dated August 16, 2000, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc.
                            as Representatives of the several initial purchasers
                            listed therein (incorporated by reference to Qwest's
                            quarterly report on Form 10-Q for the quarter ended
                            September 30, 2000).
        (10.32)          -- Registration Rights Agreement, dated August 16, 2000,
                            among Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Salomon Smith Barney Inc. and Lehman
                            Brothers Inc. as Representatives of the several initial
                            purchasers listed therein (incorporated by reference to
                            Qwest's quarterly report on Form 10-Q for the quarter
                            ended September 30, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10.33)          -- Purchase Agreement, dated February 7, 2001, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Banc of America Securities LLC and Chase Securities
                            Inc. as Representatives of the several initial purchasers
                            listed therein (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).
        (10.34)          -- Registration Rights Agreement, dated February 14, 2001, among Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Banc of America Securities LLC and
                            Chase Securities Inc. as Representatives of the several
                            initial purchasers listed therein (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).
        (10.35)          -- Form of Agreement for Purchase and Sale of Telephone
                            Exchanges, dated as of June 16, 1999, between Citizens
                            Utilities Company and U S WEST Communications, Inc.
                            (incorporated by reference to U S WEST's Current Report
                            on Form 8-K, dated June 17, 1999, File No. 1-14087).
        (10.36)          -- Qwest Communications International Inc., Deferred
                            Compensation Plan for Nonemployee Directors, effective as
                            of July 1, 2000 (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).*
        (10.37)          -- Amended and Restated Qwest Digital Media, LLC Growth
                            Share Plan (as of June 1, 2000) (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).*
         10.38           -- 364-Day $4.0 billion Credit Agreement, dated as of May 4,
                            2001, among Qwest Capital Funding, Inc., Qwest
                            Corporation, Qwest Communications International Inc., the
                            banks listed therein and Bank of America, N.A., as
                            administrative agent.
       (99)              -- Annual Report on Form 11-K for the U S WEST Savings
                            Plan/ESOP for the year ended December 31, 1999
                            (incorporated by reference to U S WEST's Annual Report on
                            Form 10-K, File No. 1-14087, Paper Copy (P)).

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