Form 10-Q
period 2001-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2001-08-14
CIK 1037949

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At July 31, 2001, 1,663,721,480 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                    PART I -- FINANCIAL INFORMATION
  1.  Financial Statements
      Condensed Consolidated Statements of Operations --
      Three and six months ended June 30, 2001 and 2000...........      1
      Condensed Consolidated Balance Sheets --
      June 30, 2001 and December 31, 2000.........................      2
      Condensed Consolidated Statements of Cash Flows --
      Six months ended June 30, 2001 and 2000.....................      3
      Notes to Condensed Consolidated Financial Statements........      4
  2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................     15
  3.  Quantitative and Qualitative Disclosures About Market
      Risk........................................................     22
                      PART II -- OTHER INFORMATION
  1.  Legal Proceedings...........................................   II-1
  4.  Submission of Matters to a Vote of Security Holders.........   II-1
  6.  Exhibits and Reports on Form 8-K............................   II-3
      Signature page..............................................   II-8

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------    -----------------
                                                          2001       2000       2001       2000
                                                        --------    -------    -------    ------
Revenues:
  Commercial services.................................  $ 2,898     $1,252     $ 5,647    $2,459
  Consumer and small business services................    1,708      1,506       3,392     2,972
  Directory services..................................      348        331         690       678
  Switched access services............................      268        361         544       718
                                                        -------     ------     -------    ------
          Total revenues..............................    5,222      3,450      10,273     6,827
                                                        -------     ------     -------    ------
Operating expenses:
  Cost of services....................................    1,850        830       3,646     1,695
  Selling, general and administrative.................    1,343      1,061       2,601     2,066
  Depreciation........................................      865        600       1,697     1,186
  Depreciation adjustment for access lines returned to
     service..........................................      222         --         222        --
  Goodwill and other intangible amortization..........      392         --         711        --
  Merger-related and other one-time charges...........      415        291         624       306
                                                        -------     ------     -------    ------
          Total operating expenses....................    5,087      2,782       9,501     5,253
                                                        -------     ------     -------    ------
Operating income......................................      135        668         772     1,574
Other expense (income) - net:
  Interest expense - net..............................      343        207         681       418
  Investment write-downs..............................    3,108        447       3,247       447
  Decline in market value of financial instruments....       23        192          --       321
  Gain on sale of rural exchanges.....................      (50)        --         (50)       --
  Gain on sale of investments.........................       --         --          --       (79)
  Other expense - net.................................       14         15          34        14
                                                        -------     ------     -------    ------
          Total other expense - net...................    3,438        861       3,912     1,121
                                                        -------     ------     -------    ------
(Loss) income before income taxes and extraordinary
  item................................................   (3,303)      (193)     (3,140)      453
Income tax provision (benefit)........................        3        (72)        147       170
                                                        -------     ------     -------    ------
(Loss) income before extraordinary item...............   (3,306)      (121)     (3,287)      283
Extraordinary item - early retirement of debt, net of
  tax.................................................       --         --         (65)       --
                                                        -------     ------     -------    ------
Net (loss) income.....................................  $(3,306)    $ (121)    $(3,352)   $  283
                                                        =======     ======     =======    ======
Basic (loss) earnings per share:
  (Loss) income before extraordinary item.............  $ (1.99)    $(0.14)    $ (1.98)   $ 0.32
  Extraordinary item - early retirement of debt, net
     of tax...........................................       --         --       (0.04)       --
                                                        -------     ------     -------    ------
Basic (loss) earnings per share.......................  $ (1.99)    $(0.14)    $ (2.02)   $ 0.32
                                                        =======     ======     =======    ======
Basic average shares outstanding......................    1,661        887       1,659       882
                                                        =======     ======     =======    ======
Diluted (loss) earnings per share:
  (Loss) income before extraordinary item.............  $ (1.99)    $(0.14)    $ (1.98)   $ 0.32
  Extraordinary item - early retirement of debt, net
     of tax...........................................       --         --       (0.04)       --
                                                        -------     ------     -------    ------
Diluted (loss) earnings per share.....................  $ (1.99)    $(0.14)    $ (2.02)   $ 0.32
                                                        =======     ======     =======    ======
Diluted average shares outstanding....................    1,661        887       1,659       895
                                                        =======     ======     =======    ======
Dividends per share...................................  $  0.05     $ 0.00     $  0.05    $ 0.31
                                                        =======     ======     =======    ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $   516       $   154
  Accounts receivable - net.................................      4,842         4,235
  Inventories and supplies..................................        352           275
  Prepaid and other.........................................        707           535
                                                                -------       -------
Total current assets........................................      6,417         5,199
Property, plant and equipment - net.........................     29,050        25,760
Goodwill and other intangible assets - net..................     34,688        32,327
Investments.................................................      1,571         8,186
Other assets................................................      2,180         2,029
                                                                -------       -------
Total assets................................................    $73,906       $73,501
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current borrowings........................................    $ 5,859       $ 3,645
  Accounts payable..........................................      2,426         2,049
  Accrued expenses and other current liabilities............      3,272         3,806
  Advance billings and customer deposits....................        383           393
                                                                -------       -------
Total current liabilities...................................     11,940         9,893
Long-term borrowings........................................     17,575        15,421
Post-retirement and other post-employment benefit
  obligations...............................................      2,927         2,735
Deferred taxes, credits and other...........................      4,178         4,148

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock - $1.00 par value, 200 million shares
     authorized, none issued and outstanding................         --            --
  Common stock - $0.01 par value, 5 billion shares
     authorized, 1,685 million and 1,672 million issued,
     1,663 million and 1,672 million outstanding............         17            17
  Additional paid-in capital................................     41,740        41,289
  Treasury stock............................................     (1,000)           --
  Retained (deficit) earnings...............................     (3,411)           24
  Accumulated other comprehensive loss......................        (60)          (26)
                                                                -------       -------
Total stockholders' equity..................................     37,286        41,304
                                                                -------       -------
Total liabilities and stockholders' equity..................    $73,906       $73,501
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

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
  Cash provided by operating activities.....................  $2,307    $1,799
                                                              ------    ------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment............  (5,559)   (2,702)
  Proceeds from sale of equity securities...................      --     1,140
  Cash acquired in connection with the Merger...............      --       407
  Other.....................................................      91      (206)
                                                              ------    ------
  Cash used for investing activities........................  (5,468)   (1,361)
                                                              ------    ------
FINANCING ACTIVITIES
  Net proceeds from current borrowings......................   2,296        89
  Proceeds from issuance of long-term borrowings -- net.....   3,238       992
  Repayments of long-term borrowings........................  (1,102)     (270)
  Costs relating to the early retirement of debt............    (106)       --
  Proceeds from issuance of common stock....................     280       115
  Repurchase of stock.......................................  (1,000)       --
  Dividends paid on common stock............................     (83)     (542)
                                                              ------    ------
  Cash provided by financing activities.....................   3,523       384
                                                              ------    ------
CASH AND CASH EQUIVALENTS
  Increase..................................................     362       822
  Beginning balance.........................................     154        78
                                                              ------    ------
  Ending balance............................................  $  516    $  900
                                                              ======    ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The condensed consolidated interim financial statements are unaudited. Qwest Communications International Inc. ("Qwest" or the "Company" or "we" or "us" or "our") prepared these financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In management's opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated results of operations, financial position and cash flows as of June 30, 2001 and for all periods presented were made. These financial statements should be read in conjunction with the audited financial statements incorporated by reference in Qwest's Annual Report on Form 10-K for the year ended December 31, 2000. The consolidated results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

     Certain reclassifications have been made to previously reported balances to conform with the current year presentation. Specifically, during the quarter ended June 30, 2001, we refined the definitions and processes by which expenses are classified as cost of services or selling, general and administrative expenses. As a result, these costs have been reclassified from cost of services to selling, general and administrative expenses for all periods presented. See Qwest's Current Report on Form 8-K, filed July 20, 2001, for additional information.

NOTE 2: MERGER WITH U S WEST

     Final purchase price allocation. On June 30, 2000, Qwest completed its acquisition (the "Merger") of U S WEST, Inc. ("U S WEST"). U S WEST was deemed the accounting acquirer and its historical financial statements have been carried forward as those of the combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. All share and per share amounts have been restated to give retroactive effect to the exchange ratio.

     The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest (prior to the Merger or "pre-Merger Qwest") the acquired entity. The total value of the consideration was approximately $40.0 billion, which has been allocated to the identifiable tangible and intangible assets of pre-Merger Qwest. During the second quarter of 2001, we completed the allocation of the purchase price to the acquired net assets of pre-Merger Qwest as follows:

                                                    PRELIMINARY                    FINAL
                                                     PURCHASE                     PURCHASE
                                                       PRICE                       PRICE
                                                    ALLOCATION     ADJUSTMENT    ALLOCATION
(DOLLARS IN BILLIONS)                               -----------    ----------    ----------
Identified intangibles............................     $ 4.1         $  --         $ 4.1
Investment in KPNQwest, N.V. .....................       7.9          (3.1)          4.8
Tangible assets and liabilities, net..............       0.8           0.3           1.1
Deferred income taxes.............................      (0.7)         (0.1)         (0.8)
Goodwill..........................................      27.9           2.9          30.8
                                                       -----         -----         -----
Purchase consideration............................     $40.0         $  --         $40.0
                                                       =====         =====         =====

     The identifiable intangibles consist of the following (including related amortization periods): $2.2 billion in product technology (10 years), $1.2 billion in customer relationships (10 years), $100 million in assembled

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

workforce (3 years) and $600 million in tradename value (40 years). There was no change between the preliminary purchase price allocation of identifiable intangibles and the final independent appraisal.

     Prior to the Merger, pre-Merger Qwest's investment in KPNQwest, N.V. ("KPNQwest") was approximately $552 million. The preliminary purchase price allocation of $7.9 billion was based upon the publicly traded share price at the date of the Merger and did not consider restrictions related to our investment in KPNQwest. To properly value the investment, we obtained an independent appraisal that was completed in June 2001. The appraisal resulted in a final purchase price allocation of $4.8 billion, requiring an adjustment to the preliminary purchase price allocation of $3.1 billion. The excess carrying value of our investment in KPNQwest over our proportionate share of KPNQwest's net equity will be amortized over 10 years.

     At the time of the Merger, pre-Merger Qwest had net tangible assets with a book value of approximately $3.0 billion. To properly record the fiber optic network at fair value, we obtained an independent appraisal that was completed in June 2001. The appraisal resulted in a reduction of property, plant and equipment of approximately $1.1 billion. The reduction in carrying value was principally due to declining replacement costs for fiber optic network assets. There were no significant differences between the preliminary purchase price allocation and the final appraised values for property, plant and equipment. The remaining reduction in net tangible assets related principally to increased liabilities associated with severance costs for pre-Merger Qwest employees, costs to terminate redundant contracts, adjustments to the fair value of pre-Merger Qwest's obligations and transaction costs incurred by Qwest (the legal acquirer) to consummate the Merger. The preliminary allocation of purchase price to net tangible assets has been adjusted upward by approximately $300 million based upon information obtained subsequent to the preliminary purchase price allocation.

     We recorded deferred income taxes in the purchase price allocation, resulting from adjustments to the Company's tangible assets and liabilities and from recording the identifiable intangible assets. Because of the tax-free nature of the Merger, there was no corresponding increase in the tax basis of those assets and liabilities.

     The final purchase price allocation has resulted in goodwill of approximately $30.8 billion which will be amortized on a straight-line basis over 40 years.

     The operating results of pre-Merger Qwest have been included in the consolidated statement of operations from the Merger date (June 30, 2000). The unaudited results of operations for the three and six months ended June 30, 2001 and the pro forma, unaudited results of operations for the three and six months ended June 30, 2000 (as though the Merger had been completed as of the beginning of 2000) are as follows (dollars in millions, except for per share amounts):

                                                THREE MONTHS             SIX MONTHS
                                               ENDED JUNE 30,          ENDED JUNE 30,
                                            --------------------    --------------------
                                                       PRO FORMA               PRO FORMA
                                             2001        2000        2001        2000
                                            -------    ---------    -------    ---------
Revenues..................................  $ 5,222     $4,654      $10,273     $9,171
Net loss..................................   (3,306)      (349)      (3,352)      (166)
Diluted loss per share....................  $ (1.99)    $(0.21)     $ (2.02)    $(0.10)

     The pro forma results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of what the actual results of operations might have been if the Merger had been effective at the beginning of 2000.

     Merger-related and other one-time charges. We consider only those costs that are incremental and directly related to the Merger to be "Merger-related." For the three and six months ended June 30, 2001, we incurred the following Merger-related and other one-time charges totaling $415 million and $624 million, respectively.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                                                        THREE MONTHS     SIX MONTHS
                                                           ENDED           ENDED
                                                          JUNE 30,        JUNE 30,
                                                        ------------    ------------
                                                        2001    2000    2001    2000
(DOLLARS IN MILLIONS)                                   ----    ----    ----    ----
Contractual settlements and legal contingencies.......  $218    $ 53    $274    $ 53
Severance and headcount-related charges...............    84     226     199     236
Other Merger-related and one-time charges.............   113      12     151      17
                                                        ----    ----    ----    ----
          Total Merger-related and other one-time
            charges...................................  $415    $291    $624    $306
                                                        ====    ====    ====    ====

     Other Merger-related and one-time charges include professional fees, re-branding costs and other costs related to the integration of U S WEST and Qwest. Additionally, other Merger-related and one-time charges include asset impairment charges of $31 million and $41 million for the three and six months ended June 30, 2001, respectively. Since the Merger, we have reduced staffing levels by approximately 12,700 employees and contractors.

     For the three and six months ended June 30, 2000, we incurred $291 million and $306 million, respectively in Merger-related costs. These primarily consisted of severance and headcount charges resulting from payments to employees who left the business upon the consummation of the Merger and retention bonus payments that were subject to the successful completion of the Merger.

     A summary, as of June 30, 2001, of Merger-related and other one-time charges accrued at December 31, 2000 and subsequent provisions and charges against those accruals and provisions follows:

                                       DECEMBER 31,      CURRENT       CURRENT        JUNE 30,
                                       2000 BALANCE     PROVISION    UTILIZATION    2001 BALANCE
(DOLLARS IN MILLIONS)                  -------------    ---------    -----------    -------------
Contractual settlements and legal
  contingencies......................      $376           $274          $168            $482
Severance and headcount-related
  charges............................       130            199           213             116
Other Merger-related and one-time
  charges............................        17            151           145              23
                                           ----           ----          ----            ----
          Total Merger-related and
            other one-time charges...      $523           $624          $526            $621
                                           ====           ====          ====            ====

     We do not foresee any additional Merger-related charges and anticipate that the majority of the $621 million accrual at June 30, 2001, will be paid by the end of the fiscal year. However, legal contingencies will be paid as the related matters are resolved. When the matters are finalized, any differences between amounts accrued and actual payments will be reflected in results of operations as a charge or benefit.

NOTE 3: ACCESS LINES RETURNED TO SERVICE

     During 1999 and 2000, U S WEST committed to sell approximately 800,000 access lines to third-party telecommunications service providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens"). Because these access lines were "held for sale," we discontinued recognizing depreciation expense on these assets and recorded these assets at the lower of their cost or fair value, less estimated cost to sell.

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held and used, or (b) their fair value at June 30, 2001. The required adjustments to the

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

carrying value of the individual access lines are included in income from continuing operations for the three and six months ended June 30, 2001. This resulted in a charge to depreciation of $222 million.

     In April 2001, we sold approximately 38,000 access lines resulting in a gain for the three and six months ended June 30, 2001 of $50 million.

NOTE 4: INVESTMENT WRITE-DOWNS AND DECLINE IN MARKET VALUE OF FINANCIAL INSTRUMENTS

     Investment write-downs. The following is a summary of the investment write-downs recorded during the periods indicated.

                                                        FOR THE           FOR THE
                                                      THREE MONTHS       SIX MONTHS
                                                     ENDED JUNE 30,    ENDED JUNE 30,
                                                     --------------    --------------
                                                      2001     2000     2001     2000
(DOLLARS IN MILLIONS)                                ------    ----    ------    ----
KPNQwest investment................................  $3,048    $ --    $3,048    $ --
Lucent Technology, Inc. investment.................      36      --        36      --
Other investment losses............................      24     447       163     447
                                                     ------    ----    ------    ----
Total investment write-downs.......................  $3,108    $447    $3,247    $447
                                                     ======    ====    ======    ====

     We review our portfolio of equity securities on a quarterly basis. Many factors are considered in assessing whether a decline in value is other than temporary, including, as may be appropriate:

     - Earnings trends and asset quality

     - Near term prospects and financial condition of the issuer

     - Financial condition and prospects of the issuer's region and industry

     - The cause and severity of the decline in market price

     - Analysts recommendations and stock price projections

     - The length of time market value was less than the carrying value

     - Stock price volatility and near term potential for recovery

     - Qwest's intent and ability to retain the investment

     As a result of the review of our portfolio of equity securities for the three months ended June 30, 2001, we recorded a charge of $3.1 billion to reduce the carrying values of our investments to their estimated fair values.

     KPNQwest equity investment. In March 1999, KPN Telecom B.V. ("KPN") and pre-Merger Qwest formed a corporate joint venture ("KPNQwest"). The carrying value of Qwest's investment in KPNQwest at the date of the Merger was $552 million. On June 30, 2000, our preliminary estimate of the value of our investment in KPNQwest, was $7.9 billion, based upon the closing price of the 11% publicly traded minority stake of $39.625 per share on that date. However, because our investment in KPNQwest is subject to a number of restrictions, the fair value of our investment was ultimately determined by an independent appraisal.

     As part of the finalization of the purchase price allocation, we engaged an independent appraiser to perform a valuation of our investment in KPNQwest as of June 30, 2000. The appraisal was completed in June 2001, and indicated a fair value for our investment in KPNQwest of $4.8 billion or $23.775 per share.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     At June 30, 2001, we evaluated our investment in KPNQwest and concluded that the decline in fair value was other than temporary. Factors considered in reaching this conclusion included the following, among others:

     1. KPNQwest's stock price had remained at approximately $11 per share throughout the second quarter. The period of time the market price was below our carrying value of $23.775 per share and the severity of the decline indicated that the decline had become other than temporary.

     2. Analysts had released new recommendations during the quarter of their stock price targets for KPNQwest which showed a significant decline from the first quarter.

     3. The European telecom sector had experienced a severe deterioration during the quarter, including numerous bankruptcies, making the near term prospects of KPNQwest's stock recovery less certain at June 30, 2001.

     As a result of the evaluation of our investment in KPNQwest, we concluded that the fair value of our investment at June 30, 2001, was $1.3 billion and took a charge of $3.048 billion to reduce the carrying value to the estimated fair value of the investment.

     Other investments. During the three and six months ended June 30, 2001, we concluded that several other investments in equity securities had experienced declines in fair value that were other than temporary. These losses made up the majority of our charges of $60 million and $199 million for the three months and six months ended June 30, 2001, respectively.

     Included in these charges for the three and six months ended June 30, 2001 was a charge for $36 million relating to our investment in Lucent Technology, Inc. ("Lucent"). Although the market price for Lucent stock had declined below our carrying value as of March 31, 2001, we concluded that insufficient evidence existed to reach a conclusion that the decline was not temporary. Factors considered in reaching that conclusion included Lucent's earnings trends, financial health (including debt and analyst ratings), asset quality, executive management changes, restructuring plans, large customer contract announcements and actions taken to reduce headcount, capital and other expenditures. In addition, we considered the potential acquisition of Lucent by a large, European telecommunications equipment manufacturer.

     At June 30, 2001, we again evaluated our investment in Lucent and concluded that the decline in fair value was other than temporary. Factors considered in reaching this conclusion included the following:

     1. An additional three months of declines in the Lucent stock price.

     2. The magnitude by which Lucent did not meet analysts' first quarter 2001 earnings estimates.

     3. A decline in the number of analysts with buy recommendations.

     4. The announced termination of merger discussions with the large European telecommunications equipment manufacturer.

     As a result of the evaluation of our investment in Lucent, we concluded that the fair value of the investment at June 30, 2001 was $4.2 million and took a charge of $36 million to reduce the investment from its carrying value to its fair value.

     For the three and six months ended June 30, 2000, we recorded charges of $447 million associated with an other than temporary decline in our Global Crossing Ltd. ("Global Crossing") investment.

     Decline in market value of derivatives. We hold derivatives associated with our previously-owned equity investment in Global Crossing. These derivatives are recorded at market value with any change in market value taken immediately to income. Due to a decline in the market value of the derivatives, we recorded a charge of $23 million for the three months ended June 30, 2001. There was no net charge for the six months ended June 30, 2001 as the loss in the second quarter was fully offset by the gain in the first quarter of 2001. For the three and six

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

months ended June 30, 2000, the charges were $192 million and $321 million, respectively. The derivative contracts outstanding at June 30, 2001 will expire in August 2001.

NOTE 5: WEIGHTED AVERAGE SHARES

     The following table is a reconciliation of basic weighted average shares to diluted weighted average shares. The 2000 shares have been adjusted to reflect the conversion of the U S WEST shares into Qwest shares due to the Merger.

                                                         THREE MONTHS        SIX MONTHS
                                                        ENDED JUNE 30,     ENDED JUNE 30,
                                                        ---------------    ---------------
                                                         2001     2000      2001     2000
(IN MILLIONS)                                           ------    -----    ------    -----
Basic weighted average shares outstanding.............  1,661      887     1,659      882
Dilutive effect of stock options......................     --       --        --       13
                                                        -----      ---     -----      ---
Diluted weighted average shares outstanding...........  1,661      887     1,659      895
                                                        =====      ===     =====      ===

     For the three and six months ended June 30, 2001, 125 million and 125 million options, respectively, were excluded from the earnings per share computation solely because the effect was anti-dilutive. Anti-dilutive options for the three months ended June 30, 2000 were 13 million.

NOTE 6: SEGMENT INFORMATION

     We operate in four segments: retail services, wholesale services, network services and directory services. The retail services segment provides local telephone services, long-distance services, wireless services and data services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers ("IXCs") and interconnection to our telecommunications network to competitive local exchange carriers ("CLECs"). The network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. The directory services segment publishes White and Yellow Pages telephone directories and provides electronic directory and other information services. We provide the majority of our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (our "local service area").

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Following is a breakout of our segments. The accounting principles used are the same as those used in the condensed consolidated financial statements. The "other" category includes unallocated corporate expenses and revenues. We internally track, separately, only the assets of our directory services segment and all remaining assets are included as a reconciling item. Reconciling items also includes other adjustments.

                                                                TOTAL
                                                            COMMUNICATIONS
                          RETAIL    WHOLESALE   NETWORK      AND RELATED      DIRECTORY           RECONCILING   CONSOLIDATED
                         SERVICES   SERVICES    SERVICES       SERVICES       SERVICES    OTHER      ITEMS         TOTAL
                         --------   ---------   --------   ----------------   ---------   -----   -----------   ------------
                                                                (DOLLARS IN MILLIONS)
THREE MONTHS ENDED JUNE
  30,
2001
External revenues......   $4,075      $763      $    28         $4,866         $  348     $   8     $    --       $ 5,222
EBITDA(1)..............    3,121       635       (1,705)         2,051            225      (247)         --         2,029
Assets.................       --        --           --             --          1,678        --      72,228        73,906
Capital expenditures...       83        --        2,502          2,585              2        29          --         2,616
2000
External revenues......    2,380       790           57          3,227            332      (109)         --         3,450
EBITDA(1)..............    1,510       578         (672)         1,416            166       (23)         --         1,559
Assets.................       --        --           --             --            741        --      69,107        69,848
Capital expenditures...      175        58        1,180          1,413             12        --          --         1,425

                                                                TOTAL
                                                            COMMUNICATIONS
                          RETAIL    WHOLESALE   NETWORK      AND RELATED      DIRECTORY           RECONCILING   CONSOLIDATED
                         SERVICES   SERVICES    SERVICES       SERVICES       SERVICES    OTHER      ITEMS         TOTAL
                         --------   ---------   --------   ----------------   ---------   -----   -----------   ------------
                                                                (DOLLARS IN MILLIONS)
SIX MONTHS ENDED
  JUNE 30,
2001
External revenues......   $7,940     $1,515     $    84         $9,539         $  690     $  44     $    --       $10,273
EBITDA(1)..............    6,074      1,260      (3,243)         4,091            439      (504)         --         4,026
Assets.................       --         --          --             --          1,678        --      72,228        73,906
Capital expenditures...      245         --       5,289          5,534              2        23          --         5,559
2000
External revenues......    4,680      1,518         115          6,313            678      (164)         --         6,827
EBITDA(1)..............    2,978      1,160      (1,333)         2,805            356       (95)         --         3,066
Assets.................       --         --          --             --            741        --      69,107        69,848
Capital expenditures...      329         82       2,268          2,679             23        --          --         2,702

---------------

(1) Earnings before interest, income taxes, depreciation and amortization ("EBITDA") does not include non-recurring and non-operating items such as Merger-related and other one-time charges, investment write-downs, gains/losses on the sale of investments, declines in the market value of financial instruments and gains on sales of rural exchanges. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net (loss) earnings as an indicator of operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     A reconciliation from Segment EBITDA to (loss) earnings before income taxes and extraordinary item follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------    -----------------
                                                  2001       2000       2001       2000
(DOLLARS IN MILLIONS)                           --------    -------    -------    ------
Segment EBITDA................................  $ 2,029     $1,559     $ 4,026    $3,066
Less:
  Depreciation and amortization...............    1,479        600       2,630     1,186
  Merger-related and other one-time charges...      415        291         624       306
  Other expense -- net........................    3,438        861       3,912     1,121
                                                -------     ------     -------    ------
(Loss) earnings before income taxes and
  extraordinary item..........................  $(3,303)    $ (193)    $(3,140)   $  453
                                                =======     ======     =======    ======

NOTE 7: OTHER COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                     THREE MONTHS      SIX MONTHS ENDED
                                                    ENDED JUNE 30,         JUNE 30,
                                                   ----------------    -----------------
                                                    2001      2000       2001      2000
(DOLLARS IN MILLIONS)                              -------    -----    --------    -----
Net (loss) income................................  $(3,306)   $(121)   $(3,352)    $283
Other comprehensive (loss) income:
Net unrealized gains (losses) on
  available-for-sale marketable securities, net
  of deferred taxes..............................       23       62         21      (60)
Foreign currency translation.....................      (17)      --        (54)      --
                                                   -------    -----    -------     ----
Comprehensive (loss) income......................  $(3,300)   $ (59)   $(3,385)    $223
                                                   =======    =====    =======     ====

     Net unrealized gains for the quarters ended June 30, 2001 and 2000 were net of deferred tax expenses of $16 million and $39 million, respectively. Net unrealized gains and losses for the six months ended June 30, 2001 and 2000 were net of deferred tax expenses (benefits) of $13 million and ($40) million, respectively.

     Embedded in net unrealized gains and losses on available-for-sale marketable securities are reclassification adjustments. Reclassification adjustments are comprised of amounts that have been removed from comprehensive income and recognized in income or loss from operations in the condensed consolidated statement of operations during the periods cited below. For the three and six months ended June 30, 2001, unrealized gains and losses on marketable securities included reclassification adjustments of $27 million of losses (net of deferred tax benefits of $17 million) and $36 million of losses (net of deferred tax benefits of $23 million), respectively, pertaining to other than temporary impairments of our investments in certain marketable equity securities.

     For the three and six months ended June 30, 2000, unrealized gains (losses) on marketable securities include reclassification adjustments of $49 million (net of deferred tax expenses of $30 million) pertaining to realized gains from the sale of securities.

NOTE 8: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     Minimum Usage Requirements. We have agreements with IXCs and third party vendors that require us to maintain minimum monthly and/or annual billings based on usage. We believe that we will meet substantially all minimum usage commitments. Where requirements have not been met, we have recorded appropriate charges.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

We have reflected in our financial statements the financial impact of all current, unmet minimum usage requirements.

CONTINGENCIES

     In January 2001, an amended purported class action complaint was filed in Denver District Court against us and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that we have a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants' efforts to close the Merger in advance of the record date and the defendants' failure to pay the dividend breaches fiduciary duties owed to stockholders of U S WEST. In June 2000, the court rejected the plaintiffs' motion for a temporary restraining order attempting to prevent the closing of the Merger. We have filed a motion to dismiss the complaint, which is pending.

     Through June 2001, seven purported class action complaints have been filed in various state courts against us and U S WEST on behalf of customers in the states of Arizona, Colorado, Minnesota, New Mexico, Oregon, Utah and Washington. The complaints allege, among other things, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. The complaints also allege that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints seek compensatory damages for purported class members, disgorgement of profits and punitive damages. The parties have signed agreements to settle the complaints. As of June 2001, the settlements have been approved by all of the courts.

     In April 1999, CSX Transportation, Inc. filed a complaint in federal district court in Jacksonville, Florida against us claiming breach of a 1995 contract. Discovery in the case is ongoing, and trial is scheduled to commence in October 2001.

     Through June 2001, several purported class actions have been filed in various courts against us on behalf of landowners in California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. The complaints challenge our right to install our fiber optic cable network in railroad rights-of-way and in California, Colorado, Illinois, South Carolina and Texas, also challenged our right to install fiber optic cable in utility and pipeline rights of way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit us to install our fiber optic cable network on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, Oregon, Tennessee and Texas actions purport to be on behalf of a class of such landowners in California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, Oregon, Tennessee and Texas, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which our network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The South Carolina action purports to be on behalf of landowners adjacent to railroad rights-of-way over which our network passes in Georgia, North Carolina, South Carolina and Virginia. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. None of the complaints have been certified by a court as an appropriate state-wide or national class action. In Tennessee, the court certified a class of a small number of counties, and that ruling is on appeal. We have received, and may in the future receive, additional claims and demands that may be based on similar or different legal theories.

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

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

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

     From time to time we receive complaints and become subject to investigations regarding tariffs, "slamming" (the practice of changing long-distance carriers without the customer's consent) and other matters. In 2000, the California Public Utilities Commission opened an investigation relating to certain slamming complaints. An administrative hearing was held in May 2001, and we are awaiting a recommendation from the administrative law judge. A purported class action complaint was filed in federal court in Connecticut containing slamming allegations. The Attorney General of Connecticut has also filed a similar complaint in state court in Connecticut. We continue to analyze regulatory and governmental requirements and may modify our practices as a result. We may receive complaints or become subject to investigations in the future. Such complaints or investigations could result in the imposition of certain fines and other penalties or awards of damages.

     We are currently in the process of attempting to resolve various billing, reimbursement and other commercial disputes with Touch America, Inc. arising under agreements entered into for the sale of our interLATA (local access transport area) business in our local service area to Touch America, Inc. on June 30, 2000.

     We have been named as a defendant in various other litigation matters. We intend to vigorously defend these outstanding claims.

     We have provided for these matters in our condensed consolidated financial statements as of June 30, 2001. We do not expect any material adverse impacts in excess of such provision as a result of the ultimate resolution of these matters.

NOTE 9: SUBSEQUENT EVENTS

     Completion of New Debt Offering. On July 30, 2001, we issued $3.75 billion in long-term borrowings. The borrowings were comprised of the following: $1.25 billion face value with a coupon rate of 5.875% and a three-year maturity, $2 billion face value with a coupon rate of 7.00% and an eight-year maturity and $500 million face value with a coupon rate of 7.625% and a twenty-year maturity. We received cash proceeds (after underwriting fees and other issuance costs) of $3.709 billion that we used to repay existing borrowings.

NOTE 10: NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement has no impact on our results from operations or our financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its value. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We currently estimate the adoption of SFAS No. 142 will reduce our amortization expense by approximately $850-$950 million annually, beginning January 1, 2002. No determination has been made at this time of the potential impairment, if any, to be recorded at the time of adoption.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about Qwest Communications International Inc.'s ("Qwest" or the "Company" or "us" or "we" or "our") financial condition, results of operations and business. These statements include, among others:

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

     - intense competition in the markets in which we compete;

     - changes in demand for our products and services;

     - dependence on new product development and acceleration of the deployment of advanced new services, such as broadband data, wireless and video services, which could require substantial expenditure of financial and other resources in excess of contemplated levels;

     - higher than anticipated employee levels, capital expenditures and operating expenses;

     - rapid and significant changes in technology and markets;

     - adverse changes in the regulatory or legislative environment affecting Qwest's business;

     - delays in Qwest's ability to provide interLATA services within its 14-state local service area;

     - failure to maintain rights-of-way; and

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

     Further, the information contained in this document is a statement of our present intention and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

MERGER WITH U S WEST

     The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest the acquired entity. As U S WEST was deemed the accounting acquirer, its historical financial statements have been carried forward as those of the combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. All share and per share amounts have been restated to give retroactive effect to the exchange ratio.

     The results of operations for Qwest (the acquired entity for accounting purposes) before the Merger ("pre-Merger Qwest") with U S WEST, are not reflected in the accompanying condensed consolidated statements of operations. However, due to the significance of the Merger, the comparison of 2001 to 2000 results in Management's Discussion and Analysis of Financial Condition and Results of Operations will be based upon the 2001 financial statements prepared in accordance with generally accepted accounting principles ("GAAP") (referred to "As Reported") and the 2000 pro forma financial statements. The 2000 pro forma financial statements were prepared as if the Merger occurred on January 1, 2000 and the financial statements of pre-Merger Qwest and U S WEST were combined as of that date. These financial statements have been adjusted to reflect the elimination of pre-Merger Qwest's in-region long-distance activity, the inclusion of interest expense on pre-Merger Qwest borrowings and the amortization of intangible assets arising out of the Merger. The pro forma results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of what the actual results of operations might have been if the Merger had been effective at the beginning of 2000.

                                           THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                      -------------------------------------   --------------------------------------
                                        2001      2000                          2001      2000
                                         AS        PRO         INCREASE          AS       PRO          INCREASE
                                      REPORTED    FORMA       (DECREASE)      REPORTED   FORMA        (DECREASE)
(DOLLARS IN MILLIONS)                 --------   -------   ----------------   --------   ------   ------------------
Revenues:
  Commercial services...............  $ 2,898    $ 2,287   $   611     26.7%  $ 5,647    $4,460   $ 1,187       26.6%
  Consumer and small business
    services........................    1,708      1,675        33      2.0     3,392     3,315        77        2.3
  Directory services................      348        331        17      5.1       690       678        12        1.8
  Switched access services..........      268        361       (93)   (25.8)      544       718      (174)     (24.2)
                                      -------    -------   -------   ------   -------    ------   -------   --------
         Total revenues.............    5,222      4,654       568     12.2    10,273     9,171     1,102       12.0
                                      -------    -------   -------   ------   -------    ------   -------   --------
Operating expenses:
  Cost of services..................    1,850      1,516       334     22.0     3,646     3,019       627       20.8
  Selling, general and
    administrative..................    1,343      1,344        (1)    (0.1)    2,601     2,634       (33)      (1.3)
                                      -------    -------   -------   ------   -------    ------   -------   --------
  EBITDA............................    2,029      1,794       235     13.1     4,026     3,518       508       14.4
                                      -------    -------   -------   ------   -------    ------   -------   --------
  Depreciation......................      865        650       215     33.1     1,697     1,275       422       33.1
  Depreciation adjustment for access
    lines returned to service.......      222         --       222       --       222        --       222         --
  Amortization......................      392        317        75     23.7       711       634        77       12.1
  Merger-related and other one-time
    charges.........................      415        357        58     16.2       624       393       231       58.8
                                      -------    -------   -------   ------   -------    ------   -------   --------
         Total operating expenses...    5,087      4,184       903     21.6     9,501     7,955     1,546       19.4
                                      -------    -------   -------   ------   -------    ------   -------   --------
Operating income....................      135        470      (335)   (71.3)      772     1,216      (444)     (36.5)
Other expense (income)-net:
  Interest expense-net..............      343        244        99     40.6       681       492       189       38.4
  Investment write-downs............    3,108        447     2,661    595.3     3,247       447     2,800      626.4
  Decline in market value of
    financial instruments...........       23        192      (169)   (88.0)       --       321      (321)    (100.0)
  Gain on sale of rural exchanges...      (50)        --       (50)      --       (50)       --       (50)        --
  Gain on sale of investments.......       --        (38)       38   (100.0)       --      (122)      122     (100.0)
  Other expense (income)-net........       14         14        --       --        34        19        15       78.9
                                      -------    -------   -------   ------   -------    ------   -------   --------
         Total other expense-net....    3,438        859     2,579    300.2     3,912     1,157     2,755      238.1
                                      -------    -------   -------   ------   -------    ------   -------   --------
(Loss) income before income taxes
  and extraordinary item............   (3,303)      (389)   (2,914)  (749.1)   (3,140)       59    (3,199)  (5,422.0)
Income tax provision (benefit)......        3        (40)       43   (107.5)      147       225       (78)     (34.7)
                                      -------    -------   -------   ------   -------    ------   -------   --------
Loss before extraordinary item......   (3,306)      (349)   (2,957)  (847.3)   (3,287)     (166)   (3,121)  (1,880.1)
Extraordinary item -- early
  retirement of debt, net of tax....       --         --        --       --       (65)       --       (65)        --
                                      -------    -------   -------   ------   -------    ------   -------   --------
Net loss............................  $(3,306)   $  (349)  $(2,957)  (847.3)% $(3,352)   $ (166)  $(3,186)  (1,919.3)%
                                      =======    =======   =======   ======   =======    ======   =======   ========

RESULTS OF OPERATIONS

 Three and Six Months Ended June 30, 2001 Compared with 2000

  REVENUES

     Total Revenues. Total revenues for the three months and six months ended June 30, 2001 were $5.222 billion and $10.273 billion, respectively, representing increases of $568 million or 12.2% and $1.102 billion or 12.0%, respectively over the same periods in 2000. Major contributors to the growth for the three and six months ended June 30, 2001 over the three and six months ended June 30, 2000 were sales of Internet Protocol ("IP"), data and wireless products and services. As compared to 2000, IP and data services revenues increased by 41% and 42% during the three and six months ended June 30, 2001 driven largely by sales of optical capacity, private lines, digital subscriber lines ("DSL"), dedicated internet access ("DIA") and web hosting. We believe revenues from data products and services will account for an increasingly larger portion of our revenues in future periods.

     Wireless products and services revenue in the three and six month periods ended June 30, 2001 grew by almost 51% and 48% respectively, over the three and six month periods ended June 30, 2000. Average revenue per user increased to $52 from $50 in the first quarter of 2001 as we focused on high-value customers and exited the low-usage, pre-paid business.

     Commercial Services Revenues. Commercial services revenues are derived from sales of IP, data, voice and wireless products and services provided to both retail and wholesale business customers. The increases over the prior periods in commercial services revenues for the three and six months ended June 30, 2001 were 26.7% and 26.6%, respectively, primarily attributable to growth in our IP and data services (DIA, virtual private network, Internet dial access, optical private lines, ATM and frame relay). During the three and six month periods ended June 30, 2001, we recognized $430 million and $857 million, respectively, in optical capacity sales under indefeasible right of use ("IRU") agreements versus $197 million and $416 million, respectively, for the comparable periods in 2000. Certain rule-making bodies, such as the Emerging Issues Task Force, are currently discussing matters which may impact the accounting for sale-type leases. We actively monitor these rule-making activities and evaluate their impact on our current accounting practices.

     Consumer and Small Business Services Revenues. Consumer and small business services revenues are derived from sales of IP, data, voice and wireless products and services to the consumer and small business markets. The increases in consumer and small business services revenues for the three months and six months ended June 30, 2001 over comparable periods in 2000, were principally attributable to sales of wireless services and products and data services partially offset by a decline in out-of-region consumer long-distance. Sales of bundled packages (which include the phone line, calling features and/or wireless services) to our small business and consumer customers for these periods also contributed to the revenue growth.

     Directory Services Revenues. Directory services revenues are derived primarily from selling advertising in our published directories. Directory services revenues increased 5.1% for the three months ended June 30, 2001 and 1.8% for the six months ended June 30, primarily due to a change in the mix and length of directories published and increased advertising rates as compared to the same periods in the prior year.

     Switched Access Services Revenues. Switched access services revenues are derived from inter- and intrastate switched access from interexchange carriers ("IXCs"). The decreases in switched access services revenues for the three and six months ended June 30, 2001 as compared to the same periods in 2000, were principally attributable to increased competition and federal access reform that reduced the rates we are able to collect for switched access services. We believe revenues from switched access services will continue to be negatively impacted by federal access reform.

  OPERATING EXPENSES

     Cost of services. Cost of services, as a percent of revenues, increased from 32.6% for the three months ended June 30, 2000 to 35.4% for the three months ended June 30, 2001. For the six months ended June 30, 2001, cost of services, as a percent of revenues, increased to 35.5% versus 32.9% for the comparable period in 2000. The increases in cost of services for the three and six months ended June 30, 2001 were primarily attributable to a shift in our product mix to higher growth services, increases in our access expenses, costs associated with the sales of data and wireless products and services, expenses associated with improving local service and costs related to the re-entry into the long-distance business in our 14-state local service area. Partially offsetting this growth were decreased costs related to a reduction in the number of employees and contractors and other savings generated through tighter cost controls and operational efficiencies. Since June 30, 2000, we have reduced our contractors by 3,300.

     Selling, general and administrative. Selling, general and administrative expenses, as a percentage of revenues, decreased from 28.9% for the three months ended June 30, 2000, to 25.7% for the three months ended June 30, 2001. For the six months ended June 30, 2001, selling, general and administrative expenses, as a percentage of revenue decreased to 25.3% as compared to 28.7% for the six months ended June 30, 2000. The percentage decreases were primarily attributable to the reduction in employee headcount, lower taxes (other than income taxes) and an increase in the pension credit (net of other post-retirement benefits).

     Selling, general and administrative expenses for the three months ended June 30, 2001, were relatively flat when compared to the same period of 2000. We held selling, general and administrative expenses flat primarily due to the reduction in headcount, lower taxes (other than income taxes), a higher pension credit (net of other post-retirement benefits) and lower commissions due to changes in our commission compensation plan. Offsetting these expense savings were increases in uncollectible expenses, professional fees and occupancy costs relating to the opening of several new CyberCenters. For the six months ended June 30, 2001, selling, general and administrative expenses dropped from the same period in 2000 primarily because of the decreases in employee headcount, lower taxes (other than income taxes), higher pension credit (net of other post-retirement benefits) and lower commissions due to changes in our commission compensation plan. Since June 30, 2000, we have reduced our employee headcount by almost 9,400, a portion of which also impacts cost of services. Partially offsetting these decreases were increases in uncollectible expenses, professional fees and increases in occupancy costs relating to the opening of several new CyberCenters.

     For the three months ended June 30, 2001, results include a pension credit, net of other post-retirement expenses, of $85 million ($51 million after-tax or $0.03 per diluted share) compared to $80 million ($46 million after-tax or $0.03 per pro forma diluted share) for the three months ended June 30, 2000. For the six months ended June 30, 2001, results include a pension credit, net of post-retirement expenses, of $170 million ($104 million after-tax or $0.06 per diluted share) compared to $141 million ($86 million after-tax or $0.05 per pro forma diluted share) for the same period in 2000.

     Depreciation. The increases in depreciation expense for the three and six month periods ended June 30, 2001 compared to the same periods in 2000, were primarily attributable to a one-time charge for access lines returned to service and higher overall property, plant and equipment balances. We continue to invest in our network and service platforms to support re-entry into the long-distance business in our local service area, meet increased customer demand and make service improvements.

     During 1999 and 2000, U S WEST committed to sell approximately 800,000 access lines to third-party telecommunications service providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens"). Because these access lines were "held for sale," we discontinued recognizing depreciation expense on these assets and recorded these assets at the lower of their cost or fair value less estimated cost to sell.

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held and used, or (b) their fair value at June 30, 2001. The required adjustments to the carrying value of the individual access lines are included in income from continuing operations for the three and six months ended June 30, 2001. This resulted in a charge to depreciation of $222 million.

     Goodwill and other intangible amortization. Amortization expense is directly attributable to goodwill and other intangibles recorded as a result of the Merger. The final purchase price allocation to identifiable intangible assets and goodwill was $4.1 billion and $30.8 billion, respectively. Additionally, $4.8 billion was allocated to our investment in KPNQwest, N.V. ("KPNQwest"), which created an excess carrying value of $4.2 billion that was being amortized over 10 years at June 30, 2001. The average amortization period for all identifiable intangibles, the excess basis in KPNQwest and goodwill was 25 years. Following the final allocation of our purchase price and the $3.048 billion write down of our investment in KPNQwest on June 30, 2001, amortization of intangible assets will be reduced by approximately $84 million per quarter starting July 1, 2001.

     Merger-related and other one-time charges. For the three and six months ended June 30, 2001, we incurred Merger-related and other one-time charges totaling $415 million and $624 million, respectively. We consider only those costs that are incremental and directly related to the Merger to be Merger-related. For the quarter ended June 30, 2001, the Merger-related costs include $218 million of contract settlements and legal contingencies, $84 million of severance and headcount-related charges and $113 million of other Merger-related and one-time charges. For the six months ended June 30, 2001, the charge includes $274 million of contract settlements and legal contingencies, $199 million of severance and headcount-related charges and $151 million of other Merger-related and one-time charges. Other Merger-related and one-time charges include professional fees, re-branding costs and other integration-related costs. Additionally, other Merger-related and one-time charges include asset impairment charges of $31 million and $41 million for the three and six months ended June 30, 2001, respectively.

     Since the Merger, we have reduced staffing levels by approximately 12,700 employees and contractors. The severance charge for the six months ended June 30, 2001 relates to approximately 3,400 employees who were involuntarily terminated.

     Other expense (income)-net. Interest expense was $343 million and $681 million for the three and six months ended June 30, 2001, respectively, compared to $244 million and $492 million for the three and six months ended June 30, 2000. The increases in interest expense were primarily attributable to increased borrowings required to fund the capital improvements to our network and the repurchase of shares from BellSouth Corporation ("BellSouth").

     We follow a process of reviewing our portfolio of equity securities on a quarterly basis. We evaluate for an other than temporary decline when the carrying value of an investment exceeds its fair value. For a further discussion of the factors we use to determine the fair value of our equity investments, see
Note 4 to the condensed consolidated financial statements.

     For the three months ended June 30, 2001, we recorded a write-down of $3.048 billion on our investment in KPNQwest, $60 million in other unrealized investment losses and a $23 million decline in the fair value of our derivative financial instruments. The six month period ended June 30, 2001, showed the same $3.048 billion write-down on KPNQwest and $199 million in other unrealized investment losses. The $3.1 billion write-down on our investment in KPNQwest and other marketable equity securities represents a non-cash charge against earnings. At June 30, 2001, subsequent to the charge for other than temporary declines in fair value, these investments had a carrying value of $1.3 billion for KPNQwest and $15 million for our portfolio of other marketable securities.

     A decline of $192 million in the fair value of our derivative financial instruments and a write-down of $447 million of our investment in Global Crossing Ltd. ("Global Crossing") was reported in the quarter ended June 30, 2000. For the six months ended June 30, 2000, we recorded a $321 million decline in the market value of our derivative financial instruments and the $447 million write-down of our Global Crossing investment. These were offset somewhat by the gains on the sales of various marketable equity securities of $38 million and $122 million for the three and six months ended June 30, 2000, respectively.

     During the second quarter of 2001, we completed a sale of approximately 38,000 access lines in Utah resulting in a gain of $50 million.

     Other expenses include losses from our investments accounted for under the equity method and regulatory interest expense.

     Provision for income taxes. The overall effective tax rate for all periods presented were impacted by the non-deductible goodwill and KPNQwest excess basis amortization, KPNQwest investment write-down, foreign losses associated with our investment in KPNQwest and certain Merger-related costs. Adjusting for these items, the effective tax rates for the three months ended June 30, 2001 and June 30, 2000 were 46.4% and 33.8%, respectively. For the six months ended June 30, 2001 and June 30, 2000, the effective tax rates after adjustment for the items discussed above, were 37.1% and 38.5%, respectively. The changes in these adjusted effective tax rates were due to miscellaneous permanent differences and tax credits.

     Extraordinary item -- early retirement of debt. During the six months ended June 30, 2001, we completed a tender offer to buy back certain outstanding debt. In the tender, we repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, we incurred a pre-tax charge of $106 million ($65 million after tax) in premium payments.

     Net loss. Net loss for the three months ended June 30, 2001 was $3.306 billion compared to a net loss of $349 million in the second quarter of 2000. Net loss increased from $166 million in the first six months of 2000 to $3.352 billion during the same period in 2001. These increases in net loss were primarily due to the write-down of our investment in KPNQwest. Other contributors to the higher loss were Merger-related costs, the one-time depreciation charge to return access lines to service, depreciation driven by the continued investment in our network and increases in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The liquidity and capital resources analysis is based upon As Reported results. Consequently, operating, investing and financing activities for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, were impacted significantly by the Merger.

     Operating Activities. Cash provided by operations increased to $2.307 billion for the six months ended June 30, 2001 from $1.799 billion for the same period in 2000. The change was primarily due to the growth in net income after adjusting for depreciation, amortization and the write-down of our KPNQwest investment.

     Investing Activities. Capital expenditures were $5.559 billion for the six months ended June 30, 2001 and $2.702 billion for the six months ended June 30, 2000. Capital expenditures have been, and continue to be, focused on the modernization and expansion of our telecommunications network, expansion of our wireless, local broadband, Internet and data communications networks, construction of CyberCenters in major markets, re-entry into the long-distance business in our local service area and service improvements. Our capital expenditures through June 30, 2001 represent almost 65% of our expected capital spending for the year. The heavier capital costs in the first half of the year are primarily attributable to spending on capital associated with our re-entry into the long-distance business in our local service area and infrastructure built to meet demand. Included in our expenditures for property, plant and equipment are cash expenditures for optical capacity purchase agreements. These agreements provide us with the right, among other things, to network capacity provided by major carriers on specific routes at current market rates for periods of 20 to 25 years. Several of these carriers have also acquired optical capacity from us, principally in the United States, during the first and second quarters in separate cash transactions at fair market rates. These transactions are accounted for separately as purchases of property, plant and equipment used in our operations and as sales of inventory. Property, plant and equipment increased by approximately $200 million and $450 million due to these purchases during the three and six month periods ended June 30, 2001, respectively. Revenue recognized on these sales was $280 million and $540 million for the three and six month periods ended June 30, 2001, respectively.

     In April 2001, we sold approximately 38,000 access lines resulting in a gain of $50 million and generating cash proceeds of $91 million.

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

     Financing Activities. Cash provided by financing activities was $3.523 billion and $384 million for the six months ended June 30, 2001 and 2000, respectively. In 2001, we increased our commercial paper balances to finance the acquisition of telecommunications equipment for the upgrade and expansion of our network. Long-term borrowings increased during 2001 to refinance maturing commercial paper obligations. During the six months ended June 30, 2001 we reacquired 22.22 million shares of our common stock from BellSouth for $1.0 billion.

     In March 2001, we completed a cash tender offer to buy back certain outstanding debt. In the tender offer, we repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, we incurred $106 million ($65 million after tax) in premium payments.

     On May 2, 2001, our Board of Directors approved a dividend of five cents per share on our common stock which was paid to stockholders of record as of the close of business on June 1, 2001 in satisfaction of any prior statement by us in connection with or following the Merger regarding the payment or declaration of dividends. As a result, dividends of $83 million were paid on common stock for the three and six months ended June 30, 2001 compared to $542 million in the comparable 2000 periods. The decline was due to a change in the dividend policy after the Merger.

     We maintain commercial paper programs to finance purchases of telecommunications equipment. As of June 30, 2001, we had a $4.0 billion syndicated credit facility to support our commercial paper programs. The syndicated credit facility matures on May 3, 2002.

     Subsequent to June 30, 2001, we issued $3.75 billion in long-term borrowings. The borrowings were comprised of the following: $1.25 billion face value with a coupon rate of 5.875% and a three-year maturity, $2 billion face value with a coupon rate of 7.00% and an eight-year maturity and $500 million face value with a coupon rate of 7.625% and a twenty-year maturity. We received cash proceeds (after underwriting fees and other issuance costs) of $3.709 billion that we used to repay existing borrowings.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our consolidated financial results.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on our consolidated financial results.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement has no impact on our results from operations or our financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its value. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We currently estimate the adoption of SFAS No. 142 will reduce our amortization expense by approximately $850-$950 million annually beginning January 1, 2002. No determination has been made at this time of the potential impairment, if any, to be recorded at the time of adoption.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. SFAS No. 143 is effective for years beginning after June 15, 2002. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may also employ financial derivatives to hedge foreign currency exposures associated with particular debt.

     As of June 30, 2001 and December 31, 2000, approximately $4.5 billion and $2.4 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper and London Interbank Offered Rates ("LIBOR") rates. A hypothetical increase of one-percentage point in commercial paper and LIBOR rates would increase annual pre-tax interest expense by $45 million. As of June 30, 2001 and December 31, 2000, we also had approximately $1.3 billion of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of June 30, 2001 and December 31, 2000, we had entered into cross-currency swaps with notional amounts of $133 million. The cross-currency swaps hedge our exposure to movements in the Swiss Franc to the U. S. dollar exchange rate. The effect of the cross-currency swap is to synthetically transform the Swiss Franc borrowings into $84 million and $93 million of U. S. dollar borrowings at June 30, 2001 and December 31, 2000, respectively. Any foreign exchange gains (losses) on the cross-currency swaps would be offset by foreign exchange losses (gains) on the Swiss Franc debt obligations. The Swiss Franc borrowings mature in November 2001.

     As of June 30, 2001 and December 31, 2000, we had entered into equity swaps with notional amounts of $259 million and $761 million relating to the sale of 8 million and 24 million shares, respectively, of Global Crossing common stock we previously owned. Of the 24 million shares subject to equity swaps, one-third matured in February 2001 and one-third matured in May 2001, leaving equity swaps on 8 million shares. In connection with the remaining equity swaps, we have equity collars on 4 million shares. The equity collars restrict the magnitude of any gains or losses generated by the equity swaps on the collared shares. A hypothetical 10% reduction in the market price of Global Crossing common shares, based upon the market price of $8.64 at June 30, 2001, would not have had a material effect on our earnings. The remaining equity swaps will mature in August 2001.

     We currently hold 200 million shares of stock in KPNQwest. At June 30, 2001 and December 31, 2000, the 11% minority stake in KPNQwest was trading at $11.11 and $18.94 per share, respectively. The carrying value of our KPNQwest investment was approximately $6.67 per share at June 30, 2001. The per share value of our investment in KPNQwest may be less than the publicly traded minority stake because of the size of our holdings and the restrictions on the marketability of our shares. Given the foregoing, a hypothetical 10% decline in the public trading price of KPNQwest at June 30, 2001, could decrease our investment value by approximately $100 million.

     Equity investments in other publicly traded companies consists of the following (dollars in millions):

               JUNE 30, 2001                               DECEMBER 31, 2000
-------------------------------------------   -------------------------------------------
       UNREALIZED   UNREALIZED                       UNREALIZED   UNREALIZED
COST     GAINS        LOSSES     FAIR VALUE   COST     GAINS        LOSSES     FAIR VALUE
----   ----------   ----------   ----------   ----   ----------   ----------   ----------
$111..     $3          $(99)        $15       $90       $30          $(62)        $58
====       ==          ====         ===       ===       ===          ====         ===

     The estimated potential loss in fair value resulting from a hypothetical 10% decrease in the June 30, 2001 prices quoted by stock exchanges would decrease the fair value of our other equity investments by $2 million.

RECENT REGULATORY DEVELOPMENTS

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the Telecommunication Act of 1996 (the "Act") and state utility laws, and the rules and policies of the

Federal Communications Commission ("FCC"), state Public Utility Commissions ("PUCs") and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within our 14-state local service area, and governs the terms and conditions under which we provide services to our customers (including competitive local exchange carriers ("CLECs") and IXCs in our local service area).

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

     InterLATA Long-Distance Entry. Several Regional Bell Operating Companies ("RBOCs") have filed for entry into the interLATA long-distance business. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999. As of June 30, 2001, long-distance authority has been granted in the states of New York, Kansas, Oklahoma, Texas, Massachusetts and Connecticut.

     We filed applications with all of our local service area state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are underway at the state level to evaluate our satisfaction of requirements under the Act that must be met in order for an RBOC to obtain long-distance authority. We have agreed to test operational support systems on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona is being conducted separately, and began in February 2001. We expect to file FCC applications for at least one state by the end of 2001 with the remaining applications to be filed with the FCC at the end of 2001 or in early 2002.

     Reciprocal Compensation for Internet Service Providers ("ISPs"). On April 27, 2001, the FCC issued an Order with regard to Intercarrier Compensation for ISP bound traffic. The Order required carriers serving ISP bound traffic to reduce reciprocal compensation rates over a 36 month period beginning with an initial reduction to $0.0015 per minute of use and ending with a rate of $0.0007 per minute of use. In addition, a cap was placed on the number of minutes of use on which the terminating carrier may charge such rates. This reduction will lower costs that Qwest pays CLECs for delivering such traffic to other carriers.

CONTINGENCIES

     We have certain pending regulatory actions. See Note 8 to the condensed consolidated financial statements.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In July and August 2001, three purported class action complaints were filed in the federal district court in Colorado against Qwest, its Chairman and Chief Executive Officer Joseph P. Nacchio and its Chief Financial Officer Robin R. Szeliga. On behalf of purchasers of Qwests' publicly traded stock between March 22, 2001 and July 23, 2001. The complaints allege, among other things, that Qwest, Mr. Nacchio and Ms. Szeliga made material false statements regarding the results of operations for the quarter ended March 31, 2001 in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and that, during the above period, the individual defendants sold shares of Qwest common stock. The complaints allege that Qwest's first quarter 2001 results and the statements regarding those results were false and misleading due to Qwest's alleged improper valuation of KPNQwest in violation of generally accepted accounting principles, and due to the following alleged facts which the plaintiffs' claim were undisclosed: (1) first quarter earnings were better than expected because of a change in the discount rate used to calculate Qwest's pension obligations;
(2) Qwest failed to properly "write-down" the value of its holdings in KPNQwest;
(3) Qwest's aggressive use of capitalization to classify interest and software development costs as assets rather than expenses increased first quarter earnings; and (4) Qwest's selling, general and administrative expenses were 22% of sales, not due to tight expense controls but to improper classification of selling, general and administrative expenses as cost of sales. The complaints seek unspecified compensatory damages and other relief. Since the filing of the complaints, there has been no discovery or other activity in these cases.

     On July 23, 2001, we filed a demand for arbitration against Citizens Communications alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges dated as of June 16, 1999, between Citizens Utilities Company and U S WEST Communications, Inc., with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens Communications failed to close the exchange sales in violation of the terms of the Purchase Agreements.

     For a discussion of other claims and proceedings arising in the ordinary course of business, see Note 8: "Commitments and Contingencies" -- to the condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the "Annual Meeting") on May 2, 2001. There were 1,649,490,762 shares of Common Stock of the Company that could be voted at the meeting, and 87.0%, or 1,435,857,927 shares, of Common Stock were represented at the meeting, in person or by proxy, which constituted a quorum. At the meeting, the following items and their results were submitted to a vote of the Stockholders of the Company:

     (1) Election of five Class I Directors who were nominated to serve on the Board of Directors for a term of three years expiring at our Annual Meeting in the year 2004 and until the director's successor has been duly elected and qualified, or until the earlier of the director's death, resignation or retirement. The votes cast were as follows:

                                                             VOTES FOR      VOTES WITHHELD
                                                             ---------      --------------
Thomas J. Donohue........................................  1,398,460,031      37,397,896
Jordan L. Haines.........................................  1,398,329,099      37,528,828
Peter S. Hellman.........................................  1,399,795,279      36,062,648
Vinod Khosla.............................................  1,398,714,117      37,143,810
Marilyn Carlson Nelson...................................  1,398,618,162      37,239,765

     (2) Ratification of the amendment to our Employee Stock Purchase Plan to increase the number of shares authorized under the Employee Stock Purchase Plan from 1,520,000 to 7 million. The votes cast were as follows:

VOTES FOR                  VOTES AGAINST         VOTES ABSTAINED        BROKER NON VOTES
---------                  -------------         ---------------        ----------------
1,381,694,706                42,268,665             11,894,556                 0

     (3) Shareowner proposal requesting that we seek advance shareowner approval of future severance arrangements with our executive officers that provide for more generous pay-outs than to our other managers. The votes cast on this shareowner proposal were as follows:

VOTES FOR                VOTES AGAINST      VOTES ABSTAINED    BROKER NON VOTES
---------                -------------      ---------------    ----------------
317,213,772               898,620,121         16,840,555          203,183,479

     (4) Shareowner proposal requesting that we disregard the effects of accounting rule income, particularly pension credits, when determining performance-based compensation for our executive officers. The votes cast on this shareowner proposal were as follows:

VOTES FOR                VOTES AGAINST      VOTES ABSTAINED    BROKER NON VOTES
---------                -------------      ---------------    ----------------
185,921,085              1,024,370,769        22,382,594          203,183,479

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed for Qwest through the filing of this Form 10-Q.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.1)           -- Separation Agreement, dated June 5,1998, between U S
                            WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                            Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                            WEST"), (incorporated by reference to U S WEST's Current
                            Report on Form 8-K/A dated June 26, 1998, File No.
                            1-14087).
         (2.2)           -- Amendment to the Separation Agreement between MediaOne
                            Group and U S WEST dated June 12, 1998 (incorporated by
                            reference to U S WEST's Annual Report on Form 10-K/A for
                            the year ended December 31, 1998, File No. 1-14087).
         (3.1)           -- Amended and Restated Certificate of Incorporation of
                            Qwest (incorporated by reference to Qwest's Registration
                            Statement on Form S-4/A, File No. 333-81149, filed
                            September 17, 1999).
         (3.2)           -- Amended and Restated Bylaws of Qwest.
         (4.1)***        -- Indenture, dated as of October 15, 1997, with Bankers
                            Trust Company (including form of Qwest's 9.47% Senior
                            Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto).
         (4.2)****       -- Indenture dated, as of August 28, 1997, with Bankers
                            Trust Company (including form of Qwest's 10 7/8% Series B
                            Senior Discount Notes due 2007 as an exhibit thereto).
         (4.3)****       -- Indenture dated as of January 29, 1998 with Bankers Trust
                            Company (including form of Qwest's 8.29% Senior Discount
                            Notes due 2008 and 8.29% Series B Senior Discount Notes
                            due 2008 as an exhibit thereto).
         (4.4)           -- Indenture, dated as of November 4, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.50% Senior
                            Discount Notes due 2008 and 7.50% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4 , File No. 333-71603, filed
                            February 2, 1999).
         (4.5)           -- Indenture, dated as of November 27, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.25% Senior
                            Discount Notes due 2008 and 7.25% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.6)           -- Registration Agreement, dated November 27, 1998, with
                            Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Qwest's Registration Statement on Form S-4, File No.
                            333-71603, filed February 2, 1999).
         (4.7)           -- Indenture, dated as of June 23, 1997, between LCI
                            International, Inc. and First Trust National Association,
                            as trustee, providing for the issuance of Senior Debt
                            Securities, including Resolutions of the Pricing
                            Committee of the Board of Directors establishing the
                            terms of the 7.25% Senior Notes due June 15, 2007
                            (incorporated by reference to Exhibit 4(c) in LCI's
                            Current Report on Form 8-K, dated June 23, 1997).
         (4.8)           -- Registration Rights Agreement, dated August 20, 1999,
                            between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                            J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            U S WEST's Form S-4 Registration Statement, File No.
                            333-92523, filed December 10, 1999).
         (4.9)           -- Indenture, dated as of June 29, 1998, by and among U S
                            WEST Capital Funding, Inc., U S WEST, Inc., and The First
                            National Bank of Chicago (now known as Bank One Trust
                            Company, National Association), as Trustee (incorporated
                            by reference to U S WEST's Current Report on Form 8-K,
                            dated November 18, 1998, File No. 1-14087).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4.10)          -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                            Inc., Qwest Communications International Inc., and Bank
                            One Trust Company, as Trustee (incorporated by reference
                            to Qwest's quarterly report on Form 10-Q for the quarter
                            ended June 30, 2000).
         (4.11)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of January 29, 1998 with
                            Bankers Trust Company (including form of Qwest's 8.29%
                            Senior Discount Notes due 2008 and 8.29% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.12)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of October 15, 1997 with
                            Bankers Trust Company (including form of Qwest's 9.47%
                            Senior Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.13)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of August 28, 1997 with
                            Bankers Trust Company (including form of Qwest's 10 7/8%
                            Series B Senior Discount Notes due 2007 as an exhibit
                            thereto) (incorporated by reference to Qwest's quarterly
                            report on Form 10-Q for the quarter ended March 31,
                            2001).
        (10.1)**         -- Growth Share Plan, as amended, effective October 1,
                            1996.*
        (10.2)           -- Equity Incentive Plan, as amended (incorporated by
                            reference from Exhibit A to Qwest's definitive proxy
                            statement on Schedule 14A, filed March 17, 2000).*
        (10.3)           -- Qwest Communications International Inc. Employee Stock
                            Purchase Plan. (incorporated by reference to Qwest's 2001
                            Proxy Statement for the Annual Meeting of Stockholders).*
        (10.4)           -- Qwest Communications International Inc. Deferred
                            Compensation Plan (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998).*
        (10.5)****       -- Equity Compensation Plan for Non-Employee Directors.*
        (10.6)           -- Qwest Communications International Inc. 401-K Plan
                            (incorporated by reference to Qwest's Annual Report on
                            Form 10-K for the year ended December 31, 1998).*
        (10.7)**         -- Employment Agreement dated December 21, 1996 with Joseph
                            P. Nacchio.*
        (10.8)****       -- Growth Share Plan Agreement with Joseph P. Nacchio,
                            effective January 1, 1997, and Amendment thereto.*
        (10.9)****       -- Non-Qualified Stock Option Agreement with Joseph P.
                            Nacchio, effective June 23, 1997.*
        (10.11)          -- Employment Agreement dated October 6,1998 with Drake S.
                            Tempest (incorporated by reference to Qwest's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).*
        (10.13)          -- Employment Agreement dated October 6,1998 with Afshin
                            Mohebbi (incorporated by reference to Qwest's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).*
        (10.14)****      -- Employment Agreement dated October 8, 1997 with Lewis O.
                            Wilks.*
        (10.15)**#       -- IRU Agreement dated as of October 18, 1996 with Frontier
                            Communications International Inc.
        (10.16)**#       -- IRU Agreement dated as of February 26, 1996 with WorldCom
                            Network Services, Inc.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10.17)**#       -- IRU Agreement dated as of May 2, 1997 with GTE.
        (10.20)          -- Registration Rights Agreement, dated as of April 18,
                            1999, with Anschutz Company and Anschutz Family
                            Investment Company LLC (incorporated by reference to
                            Qwest's Current Report on Form 8-K/A, filed April 28,
                            1999).
        (10.21)          -- Common Stock Purchase Agreement, dated as of April 19,
                            1999, with BellSouth Enterprises, Inc. (incorporated by
                            reference to Qwest's Current Report on Form 8-K/A, filed
                            April 28, 1999).
        (10.22)          -- Registration Rights Agreement, dated as of April 19,
                            1999, with BellSouth Enterprises, Inc. (incorporated by
                            reference to Qwest's Current Report on Form 8-K/A, filed
                            April 28, 1999).
        (10.23)          -- Securities Purchase Agreement dated January 16, 2001 with
                            BellSouth Corporation (incorporated by reference to
                            Qwest's Annual Report on Form 10-K for the year ended
                            December 31, 2000).
        (10.24)          -- Purchase Agreement by and among Qwest, Slingshot
                            Networks, LLC and Anschutz Digital Media, Inc., dated
                            September 26, 1999 (incorporated by reference to Qwest's
                            quarterly report on Form 10-Q for the quarter ended
                            September 30, 1999).
        (10.25)          -- Unit Purchase Agreement, dated June 21, 2000, by and
                            among U.S. Telesource, Inc. and Anschutz Digital Media,
                            Inc. (incorporated by reference to Qwest's quarterly
                            report on form 10-Q for the quarter ended June 30, 2000).
        (10.26)          -- Second Amended and Restated Operating Agreement of
                            Slingshot Networks, LLC entered into as of June 21, 2000
                            between Anschutz Digital Media, Inc. and U.S. Telesource,
                            Inc. (incorporated by reference to Qwest's quarterly
                            report on Form 10-Q for the quarter ended June 30, 2000).
        (10.27)          -- Employee Matters Agreement between MediaOne Group and U S
                            WEST, dated June 5, 1998 (incorporated by reference to U
                            S WEST's Current Report on Form 8-K/A, dated June 26,
                            1998, File No. 1-14087).
        (10.28)          -- Tax Sharing Agreement between MediaOne Group and U S
                            WEST, dated June 5, 1998 (incorporated by reference to U
                            S WEST's Current Report on Form 8-K/A, dated June 26,
                            1998, File No. 1-14087).
        (10.29)          -- 360-Day $4.0 billion Credit Agreement, dated as of May 5,
                            2000, among U S WEST, Inc., U S WEST Capital Funding,
                            Inc., U S WEST Communications, Inc., the banks listed
                            therein, and Morgan Guaranty Trust Company of New York,
                            as administrative agent (incorporated by reference to U S
                            WEST's quarterly report on Form 10-Q for the quarter
                            ended March 31, 2000).
        (10.30)          -- Purchase Agreement, dated July 3, 2000, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc. and Salomon Smith Barney Inc. (incorporated by
                            reference to Qwest's quarterly report on Form 10-Q for
                            the quarter ended June 30, 2000).
        (10.31)          -- Purchase Agreement, dated August 16, 2000, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc.
                            as Representatives of the several initial purchasers
                            listed therein (incorporated by reference to Qwest's
                            quarterly report on Form 10-Q for the quarter ended
                            September 30, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10.32)          -- Registration Rights Agreement, dated August 16, 2000,
                            among Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Salomon Smith Barney Inc. and Lehman
                            Brothers Inc. as Representatives of the several initial
                            purchasers listed therein (incorporated by reference to
                            Qwest's quarterly report on Form 10-Q for the quarter
                            ended September 30, 2000).
        (10.33)          -- Purchase Agreement, dated February 7, 2001, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Banc of America Securities LLC and Chase Securities
                            Inc. as Representatives of the several initial purchasers
                            listed therein (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).
        (10.34)          -- Registration Rights Agreement, dated February 14, 2001, among Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Banc of America Securities LLC and
                            Chase Securities Inc. as Representatives of the several
                            initial purchasers listed therein (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).
        (10.35)          -- Form of Agreement for Purchase and Sale of Telephone
                            Exchanges, dated as of June 16, 1999, between Citizens
                            Utilities Company and U S WEST Communications, Inc.
                            (incorporated by reference to U S WEST's Current Report
                            on Form 8-K, dated June 17, 1999, File No. 1-14087).
        (10.36)          -- Qwest Communications International Inc., Deferred
                            Compensation Plan for Nonemployee Directors, effective as
                            of July 1, 2000 (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).*
        (10.37)          -- Amended and Restated Qwest Digital Media, LLC Growth
                            Share Plan (as of June 1, 2000) (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).*
        (10.38)          -- 364-Day $4.0 billion Credit Agreement, dated as of May 4,
                            2001, among Qwest Capital Funding, Inc., Qwest
                            Corporation, Qwest Communications International Inc., the
                            banks listed therein and Bank of America, N.A., as
                            administrative agent (incorporated by reference to
                            Qwest's quarterly report on Form 10-Q for the quarter
                            ended March 31, 2001).
         10.39           -- Purchase Agreement, dated July 25, 2001, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Lehman Brothers Inc. and MERRILL LYNCH & CO., INC.
                            as Representatives of the several initial purchasers
                            listed therein.
         10.40           -- Registration Rights Agreement, dated July 30, 2001, among
                            Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Lehman Brothers Inc. and MERRILL
                            LYNCH & CO., INC. as Representatives of the several
                            initial purchasers listed therein.
        (99.1)           -- Annual Report on Form 11-K for the U S WEST Savings
                            Plan/ESOP for the year ended December 31, 1999
                            (incorporated by reference to U S WEST's Annual Report on
                            Form 10-K, File No. 1-14087, Paper Copy (P)).
        (99.2)           -- Annual Report on Form 11-K for the Qwest Communications
                            International Inc. 401K Plan for the year ended December
                            31, 2000 (incorporated by reference to Qwest's Annual
                            Report on Form 10-K, File No. 000-22609).
        (99.3)           -- Annual Report on Form 11-K for the U S WEST Savings
                            Plan/ESOP for the year ended December 31, 2000
                            (incorporated by reference to Qwest Communications
                            International Inc.'s Annual Report on Form 10-K, File No.
                            000-22609, Paper Copy (P)).

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

     (b) Reports on Form 8-K:

          (i) On April 5, 2001, Qwest filed a report on Form 8-K regarding its intention not to acquire Winstar Communications, Inc.

          (ii) On April 25, 2001, Qwest filed a report on Form 8-K regarding its 2001 first quarter results of operations.

          (iii) On April 27, 2001, Qwest filed a report on Form 8-K regarding its strategic alliance with Microsoft Corporation.

          (iv) On May 17, 2001, Qwest filed a report on Form 8-K regarding its chief executive officer's structured daily stock sales program.

          (v) On June 5, 2001, Qwest filed a report on Form 8-K regarding a speech by its chief executive officer.

          (vi) On June 8, 2001, Qwest filed a report on Form 8-K regarding the filing of Form 144 by its chief executive officer for the sale of stock.

          (vii) On June 20, 2001, Qwest filed a report on Form 8-K regarding its analysts conference.

          (viii) On June 21, 2001, Qwest filed a report on Form 8-K regarding its response to a Morgan Stanley equity research report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QWEST COMMUNICATIONS INTERNATIONAL INC.

                                        By:        /s/ ROBIN R. SZELIGA
                                           -------------------------------------
                                                     Robin R. Szeliga
                                            Executive Vice President -- Finance
                                                            and
                                                  Chief Financial Officer

August 14, 2001

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.1)           -- Separation Agreement, dated June 5,1998, between U S
                            WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                            Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                            WEST"), (incorporated by reference to U S WEST's Current
                            Report on Form 8-K/A dated June 26, 1998, File No.
                            1-14087).
         (2.2)           -- Amendment to the Separation Agreement between MediaOne
                            Group and U S WEST dated June 12, 1998 (incorporated by
                            reference to U S WEST's Annual Report on Form 10-K/A for
                            the year ended December 31, 1998, File No. 1-14087).
         (3.1)           -- Amended and Restated Certificate of Incorporation of
                            Qwest (incorporated by reference to Qwest's Registration
                            Statement on Form S-4/A, File No. 333-81149, filed
                            September 17, 1999).
         (3.2)           -- Amended and Restated Bylaws of Qwest.
         (4.1)***        -- Indenture, dated as of October 15, 1997, with Bankers
                            Trust Company (including form of Qwest's 9.47% Senior
                            Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto).
         (4.2)****       -- Indenture dated, as of August 28, 1997, with Bankers
                            Trust Company (including form of Qwest's 10 7/8% Series B
                            Senior Discount Notes due 2007 as an exhibit thereto).
         (4.3)****       -- Indenture dated as of January 29, 1998 with Bankers Trust
                            Company (including form of Qwest's 8.29% Senior Discount
                            Notes due 2008 and 8.29% Series B Senior Discount Notes
                            due 2008 as an exhibit thereto).
         (4.4)           -- Indenture, dated as of November 4, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.50% Senior
                            Discount Notes due 2008 and 7.50% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4 , File No. 333-71603, filed
                            February 2, 1999).
         (4.5)           -- Indenture, dated as of November 27, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.25% Senior
                            Discount Notes due 2008 and 7.25% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.6)           -- Registration Agreement, dated November 27, 1998, with
                            Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Qwest's Registration Statement on Form S-4, File No.
                            333-71603, filed February 2, 1999).
         (4.7)           -- Indenture, dated as of June 23, 1997, between LCI
                            International, Inc. and First Trust National Association,
                            as trustee, providing for the issuance of Senior Debt
                            Securities, including Resolutions of the Pricing
                            Committee of the Board of Directors establishing the
                            terms of the 7.25% Senior Notes due June 15, 2007
                            (incorporated by reference to Exhibit 4(c) in LCI's
                            Current Report on Form 8-K, dated June 23, 1997).
         (4.8)           -- Registration Rights Agreement, dated August 20, 1999,
                            between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                            J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            U S WEST's Form S-4 Registration Statement, File No.
                            333-92523, filed December 10, 1999).
         (4.9)           -- Indenture, dated as of June 29, 1998, by and among U S
                            WEST Capital Funding, Inc., U S WEST, Inc., and The First
                            National Bank of Chicago (now known as Bank One Trust
                            Company, National Association), as Trustee (incorporated
                            by reference to U S WEST's Current Report on Form 8-K,
                            dated November 18, 1998, File No. 1-14087).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4.10)          -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                            Inc., Qwest Communications International Inc., and Bank
                            One Trust Company, as Trustee (incorporated by reference
                            to Qwest's quarterly report on Form 10-Q for the quarter
                            ended June 30, 2000).
         (4.11)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of January 29, 1998 with
                            Bankers Trust Company (including form of Qwest's 8.29%
                            Senior Discount Notes due 2008 and 8.29% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.12)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of October 15, 1997 with
                            Bankers Trust Company (including form of Qwest's 9.47%
                            Senior Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.13)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of August 28, 1997 with
                            Bankers Trust Company (including form of Qwest's 10 7/8%
                            Series B Senior Discount Notes due 2007 as an exhibit
                            thereto) (incorporated by reference to Qwest's quarterly
                            report on Form 10-Q for the quarter ended March 31,
                            2001).
        (10.1)**         -- Growth Share Plan, as amended, effective October 1,
                            1996.*
        (10.2)           -- Equity Incentive Plan, as amended (incorporated by
                            reference from Exhibit A to Qwest's definitive proxy
                            statement on Schedule 14A, filed March 17, 2000).*
        (10.3)           -- Qwest Communications International Inc. Employee Stock
                            Purchase Plan. (incorporated by reference to Qwest's 2001
                            Proxy Statement for the Annual Meeting of Stockholders).*
        (10.4)           -- Qwest Communications International Inc. Deferred
                            Compensation Plan (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 1998).*
        (10.5)****       -- Equity Compensation Plan for Non-Employee Directors.*
        (10.6)           -- Qwest Communications International Inc. 401-K Plan
                            (incorporated by reference to Qwest's Annual Report on
                            Form 10-K for the year ended December 31, 1998).*
        (10.7)**         -- Employment Agreement dated December 21, 1996 with Joseph
                            P. Nacchio.*
        (10.8)****       -- Growth Share Plan Agreement with Joseph P. Nacchio,
                            effective January 1, 1997, and Amendment thereto.*
        (10.9)****       -- Non-Qualified Stock Option Agreement with Joseph P.
                            Nacchio, effective June 23, 1997.*
        (10.11)          -- Employment Agreement dated October 6, 1998 with Drake S.
                            Tempest (incorporated by reference to Qwest's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).*
        (10.13)          -- Employment Agreement dated October 6, 1998 with Afshin
                            Mohebbi (incorporated by reference to Qwest's Annual
                            Report on Form 10-K for the year ended December 31,
                            2000).*
        (10.14)****      -- Employment Agreement dated October 8, 1997 with Lewis O.
                            Wilks.*
        (10.15)**#       -- IRU Agreement dated as of October 18, 1996 with Frontier
                            Communications International Inc.
        (10.16)**#       -- IRU Agreement dated as of February 26, 1996 with WorldCom
                            Network Services, Inc.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10.17)**#       -- IRU Agreement dated as of May 2, 1997 with GTE.
        (10.20)          -- Registration Rights Agreement, dated as of April 18,
                            1999, with Anschutz Company and Anschutz Family
                            Investment Company LLC (incorporated by reference to
                            Qwest's Current Report on Form 8-K/A, filed April 28,
                            1999).
        (10.21)          -- Common Stock Purchase Agreement, dated as of April 19,
                            1999, with BellSouth Enterprises, Inc. (incorporated by
                            reference to Qwest's Current Report on Form 8-K/A, filed
                            April 28, 1999).
        (10.22)          -- Registration Rights Agreement, dated as of April 19,
                            1999, with BellSouth Enterprises, Inc. (incorporated by
                            reference to Qwest's Current Report on Form 8-K/A, filed
                            April 28, 1999).
        (10.23)          -- Securities Purchase Agreement dated January 16, 2001 with
                            BellSouth Corporation (incorporated by reference to
                            Qwest's Annual Report on Form 10-K for the year ended
                            December 31, 2000).
        (10.24)          -- Purchase Agreement by and among Qwest, Slingshot
                            Networks, LLC and Anschutz Digital Media, Inc., dated
                            September 26, 1999 (incorporated by reference to Qwest's
                            quarterly report on Form 10-Q for the quarter ended
                            September 30, 1999).
        (10.25)          -- Unit Purchase Agreement, dated June 21, 2000, by and
                            among U.S. Telesource, Inc. and Anschutz Digital Media,
                            Inc. (incorporated by reference to Qwest's quarterly
                            report on form 10-Q for the quarter ended June 30, 2000).
        (10.26)          -- Second Amended and Restated Operating Agreement of
                            Slingshot Networks, LLC entered into as of June 21, 2000
                            between Anschutz Digital Media, Inc. and U.S. Telesource,
                            Inc. (incorporated by reference to Qwest's quarterly
                            report on Form 10-Q for the quarter ended June 30, 2000).
        (10.27)          -- Employee Matters Agreement between MediaOne Group and U S
                            WEST, dated June 5, 1998 (incorporated by reference to U
                            S WEST's Current Report on Form 8-K/A, dated June 26,
                            1998, File No. 1-14087).
        (10.28)          -- Tax Sharing Agreement between MediaOne Group and U S
                            WEST, dated June 5, 1998 (incorporated by reference to U
                            S WEST's Current Report on Form 8-K/A, dated June 26,
                            1998, File No. 1-14087).
        (10.29)          -- 360-Day $4.0 billion Credit Agreement, dated as of May 5,
                            2000, among U S WEST, Inc., U S WEST Capital Funding,
                            Inc., U S WEST Communications, Inc., the banks listed
                            therein, and Morgan Guaranty Trust Company of New York,
                            as administrative agent (incorporated by reference to U S
                            WEST's quarterly report on Form 10-Q for the quarter
                            ended March 31, 2000).
        (10.30)          -- Purchase Agreement, dated July 3, 2000, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc. and Salomon Smith Barney Inc. (incorporated by
                            reference to Qwest's quarterly report on Form 10-Q for
                            the quarter ended June 30, 2000).
        (10.31)          -- Purchase Agreement, dated August 16, 2000, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc.
                            as Representatives of the several initial purchasers
                            listed therein (incorporated by reference to Qwest's
                            quarterly report on Form 10-Q for the quarter ended
                            September 30, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (10.32)          -- Registration Rights Agreement, dated August 16, 2000,
                            among Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Salomon Smith Barney Inc. and Lehman
                            Brothers Inc. as Representatives of the several initial
                            purchasers listed therein (incorporated by reference to
                            Qwest's quarterly report on Form 10-Q for the quarter
                            ended September 30, 2000).
        (10.33)          -- Purchase Agreement, dated February 7, 2001, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Banc of America Securities LLC and Chase Securities
                            Inc. as Representatives of the several initial purchasers
                            listed therein (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).
        (10.34)          -- Registration Rights Agreement, dated February 14, 2001, among Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Banc of America Securities LLC and
                            Chase Securities Inc. as Representatives of the several
                            initial purchasers listed therein (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).
        (10.35)          -- Form of Agreement for Purchase and Sale of Telephone
                            Exchanges, dated as of June 16, 1999, between Citizens
                            Utilities Company and U S WEST Communications, Inc.
                            (incorporated by reference to U S WEST's Current Report
                            on Form 8-K, dated June 17, 1999, File No. 1-14087).
        (10.36)          -- Qwest Communications International Inc., Deferred
                            Compensation Plan for Nonemployee Directors, effective as
                            of July 1, 2000 (incorporated by reference to Qwest's
                            Annual Report on Form 10-K for the year ended December
                            31, 2000).*
        (10.37)          -- Amended and Restated Qwest Digital Media, LLC Growth
                            Share Plan (as of June 1, 2000) (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).*
        (10.38)          -- 364-Day $4.0 billion Credit Agreement, dated as of May 4,
                            2001, among Qwest Capital Funding, Inc., Qwest
                            Corporation, Qwest Communications International Inc., the
                            banks listed therein and Bank of America, N.A., as
                            administrative agent (incorporated by reference to
                            Qwest's quarterly report on Form 10-Q for the quarter
                            ended March 31, 2001).
         10.39           -- Purchase Agreement, dated July 25, 2001, among Qwest
                            Capital Funding, Inc., Qwest Communications International
                            Inc., Lehman Brothers Inc. and MERRILL LYNCH & CO., INC.
                            as Representatives of the several initial purchasers
                            listed therein.
         10.40           -- Registration Rights Agreement, dated July 30, 2001, among
                            Qwest Capital Funding, Inc., Qwest Communications
                            International Inc., Lehman Brothers Inc. and MERRILL
                            LYNCH & CO., INC. as Representatives of the several
                            initial purchasers listed therein.
        (99.1)           -- Annual Report on Form 11-K for the U S WEST Savings
                            Plan/ESOP for the year ended December 31, 1999
                            (incorporated by reference to U S WEST's Annual Report on
                            Form 10-K, File No. 1-14087, Paper Copy (P)).
        (99.2)           -- Annual Report on Form 11-K for the Qwest Communications
                            International Inc. 401K Plan for the year ended December
                            31, 2000 (incorporated by reference to Qwest's Annual
                            Report on Form 10-K, File No. 000-22609).
        (99.3)           -- Annual Report on Form 11-K for the U S WEST Savings
                            Plan/ESOP for the year ended December 31, 2000
                            (incorporated by reference to Qwest Communications
                            International Inc.'s Annual Report on Form 10-K, File No.
                            000-22609, Paper Copy (P)).

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