Form 10-K/A
period 2000-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2001-08-20
CIK 1037949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 1


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

                      DOCUMENTS INCORPORATED BY REFERENCE


                     DOCUMENT                                     WHERE INCORPORATED
                     --------                                     ------------------
Annual Report for the year ended December 31, 2000   Part II, Items 5, 7A, and 8
Proxy Statement for Qwest's 2001 Annual Meeting      Part III, Items 10, 11, 12 and 13
  of Stockholders


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


ITEM                          DESCRIPTION                            PAGE
----                          -----------                            ----
                                 PART I
  1.  Business....................................................     3
  2.  Properties..................................................     7
  3.  Legal Proceedings...........................................     7
  4.  Submission of Matters to a Vote of Security Holders.........     8

                                PART II
  5.  Market for Registrant's Common Equity and Related
      Stockholder Matters.........................................     9
  6.  Selected Financial Data.....................................     9
  7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................    10
 7A.  Quantitative and Qualitative Disclosures About Market
      Risk........................................................    20
  8.  Consolidated Financial Statements and Supplementary Data....    20
  9.  Changes In and Disagreements With Accountants on Accounting
      and Financial Disclosure....................................    20

                                PART III
 10.  Directors and Executive Officers of the Registrant..........    20
 11.  Executive Compensation......................................    20
 12.  Security Ownership of Certain Beneficial Owners and
      Management..................................................    20
 13.  Certain Relationships and Related Transactions..............    20

                                PART IV
 14.  Financial Statement Schedules, Reports on Form 8-K and
      Exhibits....................................................    21
      Signature Page..............................................    26

                                  FORM 10-K/A

                    QWEST COMMUNICATIONS INTERNATIONAL INC.


     This amended Annual Report on Form 10-K/A amends and restates in its entirety Qwest's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as of the date of filing the original Form 10-K, March 16, 2001. The only change was to conform its disclosure regarding pension credits and charges for the periods presented in the original Annual Report on Form 10-K to the disclosure regarding those matters in Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The changed disclosure is contained in Part II,
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, we have moved the Selected Financial Data out of
Exhibit 13 and included it in Part II, Item 6 of this amended Form 10-K and refiled Exhibit 13 to reflect the elimination of the Selected Financial Data and Management's Discussion and Analysis from such exhibit. This amended Annual Report on Form 10-K/A speaks as of the end of the fiscal year 2000 as required by Form 10-K or as of the date of filing the original Annual Report on Form 10-K. It does not update any of the statements contained therein. This Form 10-K as amended, contains forward looking statements which were made at the time the original Form 10-K was filed on March 16, 2001 and is subject to the factors described in the special note below and must be considered in light of any subsequent statements, including forward looking statements, in any written statement subsequent to the filing of the original Form 10-K, including statements made in filings on Reports on Forms 8-K and 10-Q.


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

ITEM 6. SELECTED FINANCIAL DATA


     The merger between Qwest Communications International Inc. ("Qwest" or the "Company") and U S WEST, Inc. ("U S WEST") (the "Merger") was effective June 30, 2000. Amounts reflected below for the years ended December 31, 1996, 1997, 1998 and 1999 represent the results of operations for U S WEST only (the accounting acquirer). For the year ended December 31, 2000, the amounts reflect the results of operations for (i) U S WEST from January 1, 2000 through June 29, 2000 and
(ii) the merged Qwest entity from June 30, 2000 through the end of the year.

                                                        YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                            2000        1999       1998       1997       1996
                                         ----------   --------   --------   --------   --------
                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...............................  $   16,610   $ 13,182   $ 12,395   $ 11,521   $ 11,168
Operating expenses.....................      14,787      9,845      9,346      8,745      8,356
Operating income.......................       1,823      3,337      3,049      2,776      2,812
(Loss) income before extraordinary item
  and cumulative effect of change in
  accounting principle.................         (81)     1,102      1,508      1,527      1,501
Net (loss) income(1)(2)................         (81)     1,342      1,508      1,524      1,535
(Loss) earnings per share:(3)
  Basic................................       (0.06)      1.54       1.76       1.83       1.86
  Diluted..............................       (0.06)      1.52       1.75       1.79       1.82
Average common shares outstanding
  (thousands):(3)
  Basic................................   1,272,088    872,309    854,967    834,831    825,835
  Diluted..............................   1,272,088    880,753    862,581    849,497    844,930
Dividends per common share.............  $     0.31   $   1.36   $   1.24   $   1.24   $   1.24
EBITDA(4)..............................       6,917      5,704      5,248      4,939      4,970
Total assets...........................      73,501     23,272     18,407     17,667     17,279
Total debt.............................      19,066     13,071      9,919      5,715      6,545
Debt to total capital ratio............        31.6%      91.2%      92.9%      56.7%      61.6%
Capital expenditures...................  $    6,968   $  4,218   $  2,905   $  2,672   $  2,831

---------------

(1) 2000 net loss includes a charge of $1.096 billion ($0.86 per diluted share) of Merger-related costs, a charge of $560 million ($0.44 per diluted share) on the decline in the market value of certain financial instruments and a net gain of $182 million ($0.14 per diluted share) on the sales of investments. 1999 net income includes expenses of $282 million ($0.32 per diluted share) related to a terminated merger, a loss of $225 million ($0.26 per diluted share) on the sale of common stock and a charge of $34 million ($0.04 per diluted share) on the decline in the market value of derivative financial instruments. 1998 net income includes expenses of $68 million ($0.08 per diluted share) associated with the June 12, 1998 separation of U S WEST's former parent company into two independent companies (the "Separation") and an asset impairment charge of $21 million ($0.02 per diluted share). 1997 net income includes a $152 million regulatory charge ($0.18 per diluted share) related primarily to the 1997 Washington State Supreme Court ruling that upheld a Washington rate order, a gain of $32 million ($0.04 per diluted share) on the sale of U S WEST's one-seventh interest in Bell Communications Research, Inc. and a gain of $48 million ($0.06 per diluted share) on the sales of local telephone exchanges. 1996 net income includes a gain of $36 million ($0.04 per diluted share) on the sale of local telephone exchanges and the current effect of $15 million ($0.02 per diluted share) from adopting Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As described in note 3 below, the per share amounts assume the conversion of U S WEST common stock into Qwest common stock for all periods presented.

(2) 1999 net income includes $240 million ($0.27 per diluted share) for the cumulative effect of a change in accounting principle related to recognizing directory publishing revenues and expenses on the "point of publication" method. 1997 net income was reduced by an extraordinary charge of $3 million ($0.00 per diluted share) for the early extinguishment of debt. 1996 net income includes a gain of $34 million ($0.04 per diluted share) for the cumulative effect of the adoption of SFAS No. 121.

(3) In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares). The average common shares outstanding assume the 1-for-1.72932 conversion of U S WEST shares for Qwest shares for all periods presented. In addition, average common shares outstanding also assume a one-for-one conversion of U S WEST Communications Group ("Communications Group") common shares outstanding into shares of U S WEST as of the Separation date. The 1998 average common shares outstanding include the issuance of approximately 28,786,000 shares of common stock attributable to the contribution to U S WEST by its former parent company ("Parent") of the businesses of the Communications Group and the domestic directories business of U S WEST Dex, Inc. ("Dex").

(4) Earnings before interest, income taxes, depreciation and amortization ("EBITDA") does not include non-recurring and non-operating items such as Merger costs, asset write-offs and impairments, gains/losses on the sale of investments and fixed assets, changes in the market values of investments, one-time legal charges, in-region long-distance activity, Qwest construction activity, Separation charges, regulatory accruals and sales of local telephone exchanges. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings
    (loss) as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). See "Special Note Regarding Forward-Looking Statements" on page 1 of this Form 10-K/A for additional factors relating to such statements.

RESULTS OF OPERATIONS

  2000 Compared with 1999

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

     The results of operations for Qwest (the acquired entity for accounting purposes) prior to the Merger with U S WEST on June 30, 2000, are not reflected in the accompanying consolidated statements of operations. However, the following unaudited consolidated pro forma results of operations are presented assuming the Merger had been completed on January 1, 1999 and have been adjusted to eliminate the impacts of non-recurring items such as Merger costs, asset write-offs and impairments, gains/losses on the sale of investments and fixed assets, changes in the market values of investments, one-time legal charges, in-region long-distance activity and Qwest construction activity.

                                           ACTUAL
                                         YEAR ENDED          PRO FORMA YEAR ENDED DECEMBER 31,
                                        DECEMBER 31,      ----------------------------------------
                                      -----------------                        INCREASE       %
                                       2000      1999      2000      1999     (DECREASE)   CHANGE
                                      -------   -------   -------   -------   ----------   -------
                                                         (DOLLARS IN MILLIONS)
Revenues:
  Commercial services...............  $ 7,424   $ 4,689   $ 9,425   $ 7,388     $2,037        27.6%
  Consumer and small business
     services.......................    6,372     5,571     6,715     6,284        431         6.9
  Directory services................    1,530     1,436     1,530     1,436         94         6.6
  Switched access services..........    1,284     1,486     1,284     1,486       (202)      (13.6)
                                      -------   -------   -------   -------     ------     -------
          Total revenues............   16,610    13,182    18,954    16,594      2,360        14.2
                                      -------   -------   -------   -------     ------     -------
Operating expenses:
  Cost of services..................    5,433     3,990     6,757     5,906        851        14.4
  Selling, general and
     administrative.................    4,260     3,488     4,829     4,406        423         9.6
                                      -------   -------   -------   -------     ------     -------
  EBITDA............................    6,917     5,704     7,368     6,282      1,086        17.3
                                      -------   -------   -------   -------     ------     -------
  Depreciation......................    2,617     2,348     2,706     2,520        186         7.4
  Amortization......................      725        19     1,359     1,287         72         5.6
  Merger-related and other
     charges........................    1,752        --        --        --         --          --
                                      -------   -------   -------   -------     ------     -------
          Total operating
            expenses................   14,787     9,845    15,651    14,119      1,532        10.9
                                      -------   -------   -------   -------     ------     -------
Operating income....................    1,823     3,337     3,303     2,475        828        33.5
Other expense (income):
  Interest expense -- net...........    1,041       736     1,116       887        229        25.8
  Decline in market value of
     financial instruments..........      917        56        --        --         --          --
  Expenses related to terminated
     merger.........................       --       282        --        --         --          --
  (Gain) loss on sale of
     investments....................     (327)      367        --        --         --          --
  Other expense (income) -- net.....       66        (6)       43        (3)        46     1,533.3
                                      -------   -------   -------   -------     ------     -------
          Total other
            expense -- net..........    1,697     1,435     1,159       884        275        31.1
                                      -------   -------   -------   -------     ------     -------
Income before income taxes and
  cumulative effect of change in
  accounting principle..............      126     1,902     2,144     1,591        553        34.8
Provision for income taxes..........      207       800     1,149       943        206        21.9
                                      -------   -------   -------   -------     ------     -------
(Loss) income before cumulative
  effect of change in accounting
  principle.........................      (81)    1,102       995       648        347        53.6
Cumulative effect of change in
  accounting principle -- net of
  tax...............................       --       240        --        --         --          --
                                      -------   -------   -------   -------     ------     -------
Net (loss) income...................  $   (81)  $ 1,342   $   995   $   648     $  347        53.6%
                                      =======   =======   =======   =======     ======     =======

     Because of the significance of the Merger, the comparison of 2000 results to 1999 results will be based upon the above pro forma results except for goodwill and other intangible amortization expense, Merger-related and other charges and net (loss) income.

REVENUES

     The Company's revenues are generated from a variety of services and products. Commercial, consumer and small business services revenues are derived from retail and wholesale services such as Internet and data products and services, including Web hosting and Internet access, frame relay and digital subscriber line ("DSL"). Also included in this category are voice services such as basic monthly fees for telephone service, wireless services, fees for calling services such as voice messaging and caller identification, special access and private line revenues from end-users buying local exchange capacity to support their private networks and inter- and intraLATA (local access and transport area) long-distance services. To a lesser extent, the Company sells capacity under indefeasible rights of use contracts. Revenues from these contracts are included in commercial services and were not significant in either fiscal 2000 or 1999. Directory services revenues are generated primarily from selling advertising in the Company's published directories. Switched access services revenue is derived principally from charges to interexchange carriers ("IXCs") for use of the Company's local network to connect customers to their long-distance networks.

     Total pro forma revenues for 2000 grew by 14.2 percent as compared to 1999, due to increases in commercial revenue driven by Internet Protocol ("IP") and data including sales of Internet access, frame relay and virtual private network services. Data and IP revenues represented over 22 percent of total pro forma revenues for 2000 up from 16 percent in 1999 as this segment of the business grew by more than 60 percent in 2000. The Company expects the data services business to become a greater portion of overall Company revenues in the future. Also contributing to the increase was residential wireless and DSL growth. Wireless revenues grew by 110 percent in 2000 over 1999 and DSL revenues grew by over 150 percent during the same period, primarily due to an increase in customers.

     Local voice revenues grew despite the fact that access line growth slowed to approximately 2 percent year-over-year. Total access lines increased by 341,000 with business lines comprising the majority of the change. The decline in access line growth was partially attributable to businesses converting single access lines to a lower number of high-speed, high-capacity lines allowing for transport of data at higher rates of speed. On a voice-grade equivalent basis, the Company's business access lines grew by 30.5 percent as compared to 1999.

     Directory services revenues for 2000 increased by almost $100 million due principally to higher advertising rates, an increase in the number of directories published and an increase in the number of premium quality advertisements.

     Partially offsetting the increase in total revenues was the decline in switched access revenue, primarily due to rate reductions mandated by the Federal Communications Commission ("FCC") as part of access reform, as well as rate reductions mandated by state public utility commissions ("PUCs").

     IntraLATA and consumer long-distance service voice revenues also declined due to price cuts caused by regulatory rate reductions, a de-emphasis of out-of-region consumer services and greater competition. The Company believes it will continue to experience further declines in intraLATA long-distance revenues as competition increases.

     To compete more effectively and provide better value, Qwest continued to sell bundled products and services at prices lower than they could be sold individually in exchange for longer-term customer commitments and higher overall per customer revenue. As a result, Qwest has added 730,000 subscribers to its CustomChoice(SM) package (which includes a home phone line and the choice of 20 calling features) in 2000, with total subscribers exceeding 2,000,000 as of year end. Total subscribers to the Company's other significant bundled offering, Total Package(SM) (bundled wireless, wireline and Internet services package), exceeded 121,000 at December 31, 2000.

     During 1999 and 2000, the Company committed to sell approximately 800,000 access lines within the 14-state local service area. In 1999, definitive sales agreements were reached for the sale of 570,000 lines for approximately $1.8 billion in cash, subject to adjustment. In 2000, the sale of 20,000 access lines in North Dakota and South Dakota were consummated resulting in proceeds of $19 million and gains of $11 million. The transfer of ownership of the remaining access lines, which will occur on a state-by-state basis, is expected to be completed by the first quarter of 2002. The pending sales are subject to regulatory approvals and other customary closing conditions. In addition, on February 26, 2001, the Company announced that it does not have plans to sell a significant number of additional access lines at the present time. Sales of these rural access lines will exert downward pressure on revenue growth as these sales are finalized.

EXPENSES

     Cost of services. Cost of services includes the following costs directly attributable to a product or service: salaries and wages, materials and supplies, contracted engineering services, network access costs, computer systems support, and the cost of products sold.

     Cost of services as a percent of revenue was 35.6 percent on a pro forma basis for both 2000 and 1999. Higher sales of early life cycle data products, increased competition and mandatory regulatory rate reductions on access products all impacted the gross margin. Although the gross margin remained flat year-over-year, total cost of services rose in 2000. Continued investments in early life cycle Web hosting, wireless and local broadband access products and customer service increased costs. These increases in costs were offset by network efficiencies gained through the elimination of redundant capacity and workforce and an increase in capitalized salaries and wages associated with higher capital investment. In addition, cost of services was also impacted by a reduction in the other post-retirement benefit costs and an increase in the pension credit in 2000 (which resulted primarily from higher than expected returns on plan assets).

     On January 5, 2001, Qwest announced an agreement with its major unions, the Communications Workers of America and the International Brotherhood of Electrical Workers, to extend the existing union contracts for another two years, through August of 2003. The extensions include a 3.5 percent wage increase in 2001, a 5 percent wage increase in 2002, a 6 percent pension increase in 2002, and a 10 percent pension increase in 2003. Excluding anticipated future cost synergies, these scheduled changes will increase cost of services in future years.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses include salaries and wages not directly attributable to a product or service, sales commissions, bad debt charges, rent for administrative space, advertising, professional service fees and taxes other than income taxes.

     Pro forma SG&A, as a percentage of revenue, improved to 25.5 percent in 2000 compared to 26.6 percent in 1999. SG&A expenses decreased as a percentage of revenues because of Merger-related reductions in staff resulting from the separation of more than 4,500 employees, other post-employment expense reductions, and an increase in the pension credit. These decreases were partially offset by increases in bad debts and property taxes.




     Excluding a one-time gain on curtailment of retiree medical benefits in 2000, Qwest recorded a pension credit, net of post-retirement costs, of $299 million ($182 million after-tax or $0.14 per diluted share). In 1999, Qwest recorded a pension expense, net of post-retirement costs, of $8 million ($5 million after-tax or $0.01 per diluted share). See Note 6 of Qwest's consolidated financial statements for additional information.

     Decisions on pension assumptions and the resulting pension impact for all periods prior to January 2001, were made by the management of U S WEST prior to its acquisition by Qwest on June 30, 2000.



     EBITDA. Because of the factors described above, pro forma EBITDA improved from 37.9 percent of revenues in 1999 to 38.9 percent in 2000.

     Depreciation expense. Depreciation expense increased 7.4 percent as compared to 1999 primarily due to higher overall property, plant and equipment resulting from continued investment in the Company's network to meet service demands. In addition, Qwest continues to invest in growth areas such as Internet and data services, Web hosting, wireless, and broadband access. Additional capital investments were also made to improve customer service levels.

     Goodwill and other intangible amortization expense. Substantially all of the goodwill and other intangible amortization resulted from the Merger. The preliminary purchase price allocation to these assets was $4.1 billion to identified intangibles and $27.9 billion to goodwill. The amounts allocated to tradenames and goodwill are being amortized over 40 years. The remaining intangible assets are being amortized over periods ranging from 3 to 10 years. The allocation of purchase price is preliminary and may change upon completion of an appraisal currently being performed on the acquired assets and liabilities of Qwest (the acquired entity for accounting purposes). The effect of any such change is not expected to be material.

     Merger-related and other charges. Qwest incurred Merger-related and other charges totaling $1.752 billion. A breakdown of these costs is as follows:

                                                         YEAR ENDED
                                                      DECEMBER 31, 2000
                                                      -----------------
                                                         (DOLLARS IN
                                                          MILLIONS)
Contractual settlements and terminations...........        $  654
Merger bonuses and severance costs.................           443
Write-off of access lines..........................           226
Termination of software development projects.......           114
Post-retirement benefit plan curtailment gain......          (106)
Other Merger-related costs and charges.............           421
                                                           ------
          Total Merger-related and other charges...        $1,752
                                                           ======

     Contractual settlements and termination losses of $654 million represents the costs incurred to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger.

     In connection with the Merger, management identified a workforce reduction of over 4,500 employees primarily to eliminate duplicate functions. These employees were terminated prior to December 31, 2000. Of these, 1,078 employees voluntarily separated without receiving benefit packages. A severance charge of $341 million relates to employees involuntarily separated during fiscal 2000. Merger bonuses of $102 million represents bonus payments triggered by the successful completion of the Merger.

     The Company leases dedicated special-purpose access lines to Competitive Local Exchange Carriers ("CLECs"). Given current industry conditions and regulatory changes affecting CLECs, the Company evaluated those leased assets for impairment. The Company concluded that the fair value of those assets was minimal and took a $226 million charge. The assets are operated by the Company's wholesale services segment.

     Following the Merger, management reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such incomplete software was determined to be zero and $114 million of capitalized software costs were written off. The abandoned projects included a significant billing system replacement and a customer database system.

     Other costs of $421 million include legal charges related to the Merger, professional fees, re-branding costs, relocation costs and other costs related to the integration of the two companies.

     Offsetting the Merger-related costs was a $106 million post-retirement benefit plan curtailment gain. This gain resulted from the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not have 20 years of service by December 31, 2000 or would not be service pension eligible by December 31, 2003.

     Other expense -- net. Interest expense on a pro forma basis was $1.116 billion for 2000, compared to $887 million for 1999. Increased interest expense resulted from higher debt levels [incurred as a result of increased capital expenditures and the acquisition of 39 million shares of Global Crossing Ltd. ("Global Crossing") common stock in June 1999] and overall higher interest rates on commercial paper borrowings. Partially offsetting the increase in interest expense was an increase in pro forma capitalized interest in 2000 to $155 million from $83 million in 1999. The increase in capitalized interest was due to an increase in construction projects.

     During 1999, U S WEST acquired approximately 39 million shares in Global Crossing at a per share price of $62.75 in connection with the proposed merger of U S WEST and Global Crossing. Later that year, U S WEST and Qwest announced plans for the Merger thereby terminating the U S WEST -- Global Crossing combination. Upon termination of the merger in 1999, U S WEST incurred a one-time charge of $282 million to dissolve the proposed merger with Global Crossing. The charge included a cash payment of $140 million to

Global Crossing, the transfer to Global Crossing of $140 million of Global Crossing common stock previously purchased by the Company and $2 million of miscellaneous costs.

     In late 1999, U S WEST incurred a $367 million loss on the sale of 24 million shares of Global Crossing common stock. In connection with that sale, U S WEST entered into an equity return swap that expires in 2001. The swap is reflected at market value in the accompanying consolidated financial statements. The market value of the swap declined by $470 million and $56 million in 2000 and 1999, respectively. The Company also recorded a loss of $447 million in the second quarter of 2000, when it determined the decline in its remaining investment in Global Crossing common stock was other than temporary. The Company disposed of its remaining investment in the third quarter of 2000, recognizing a gain of $50 million.

     In 2000, Qwest sold the majority of its non-strategic equity investments resulting in a net gain of $277 million. There were no such dispositions in 1999. Qwest also completed the sale of 20,000 access lines in North Dakota and South Dakota generating proceeds of $19 million and gains of approximately $11 million. These gains were reduced by a net loss on the sale of fixed assets of $39 million.

     Provision for income taxes.  The effective tax rate for 2000 decreased to
53.6 percent on a pro forma basis compared to 59.3 percent in 1999. The decrease in 2000 from the 1999 effective tax rate resulted primarily from fixed, non-deductible goodwill charges being amortized over pro forma pre-tax income of $2.144 billion in 2000 versus pro forma pre-tax income of $1.591 billion in 1999.

     Net income (loss). Income before the cumulative effect of the change in accounting for directory revenues in 1999 decreased from $1.102 billion in 1999 to a net loss of $81 million in 2000 principally because of Merger-related charges of $1.752 billion. On a pro forma basis, net income increased from 3.9 percent of revenues to 5.2 percent of revenues in 2000 because of the effect of the items described above.

  1999 Compared with 1998

     In connection with the Merger, U S WEST was deemed the accounting acquirer and its historical results for fiscal 1999 and 1998 have been carried forward as those of the newly combined company. Following are the historical results of U S WEST for fiscal 1999 and 1998.

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                        -----------------    INCREASE        %
                                                         1999      1998     (DECREASE)     CHANGE
                                                        -------   -------   -----------   --------
                                                                  (DOLLARS IN MILLIONS)
Revenues:
  Commercial services.................................  $ 4,689   $ 4,390      $ 299           6.8
  Consumer and small business services................    5,571     5,146        425           8.3
  Directory services..................................    1,436     1,318        118           9.0
  Switched access services............................    1,486     1,541        (55)         (3.6)
                                                        -------   -------      -----      --------
          Total revenues..............................   13,182    12,395        787           6.3
                                                        -------   -------      -----      --------
Operating expenses:
  Cost of services....................................    3,990     3,564        426          12.0
  Selling, general and administrative expenses........    3,488     3,583        (95)         (2.7)
                                                        -------   -------      -----      --------
  EBITDA..............................................    5,704     5,248        456           8.7
                                                        -------   -------      -----      --------
  Depreciation........................................    2,348     2,198        150           6.8
  Amortization........................................       19         1         18       1,800.0
                                                        -------   -------      -----      --------
          Total operating expenses....................    9,845     9,346        499           5.3
                                                        -------   -------      -----      --------
Operating income......................................    3,337     3,049        288           9.4
                                                        -------   -------      -----      --------
Other expense (income):
  Interest expense -- net.............................      736       543        193          35.5
  Decline in market value of financial instruments....       56        --         56            --
  Expenses related to terminated merger...............      282        --        282            --
  Loss on sale of investments.........................      367        --        367            --
  Other (income) expense -- net.......................       (6)       87        (93)       (106.9)
                                                        -------   -------      -----      --------
          Total other expense -- net..................    1,435       630        805         127.8
                                                        -------   -------      -----      --------
Income before income taxes and cumulative effect of
  change in accounting principle......................    1,902     2,419       (517)        (21.4)
Provision for income taxes............................      800       911       (111)        (12.2)
                                                        -------   -------      -----      --------
Income before cumulative effect of change in
  accounting principle................................    1,102     1,508       (406)        (26.9)
Cumulative effect of change in accounting
  principle -- net of tax.............................      240        --        240            --
                                                        -------   -------      -----      --------
Net income............................................  $ 1,342   $ 1,508      $(166)        (11.0)
                                                        =======   =======      =====      ========

REVENUES

     Total revenues for 1999 increased by 6.3 percent as a result of growing demand for data services which increased private line and special access services revenues, greater sales of residential wireless, an increase in sales of vertical features, growth in inside wire maintenance plans, local number portability charges, interconnection charges, subscriber line charges and increases in the subscriber base of the Company's DSL data services.

     Also contributing to the growth in revenue were increased sales of Qwest.net(R), the national expansion of the Company's data business and increased sales of customer equipment. In addition, revenues derived from the directory publishing business increased by $118 million primarily as a result of growing sales of premium advertisements, price changes and the impact of a change in accounting principle. Effective in 1999, Qwest Dex, Inc. ("Qwest Dex") changed to the "point of publication method" of accounting, under which the Company recognizes revenues and expenses at the time the related directory is published. Previously, revenues and expenses were recognized under the "deferral method" under which revenues and expenses were recognized over the lives of the directories, generally one year. The methodology was changed to align Qwest Dex's revenue and expense policy with the earnings process and to better reflect the operating activity of the business. Directory services for 1998 do not include the effect of the directory publishing change in accounting principle. Adjusting 1998 revenues for the effects of the change in accounting principle, directory services revenues increased by $87 million, or 6.4 percent.

     Other areas of revenue growth include increased consumer and carrier access charges. At December 31, 1999, the Company had added 408,000 residential and business access lines, an increase of 2.5 percent over the end of 1998. Of this increase, residential second line installations accounted for 187,000 lines, an increase of 11.8 percent as compared with 1998. Second line additions by residential and small business customers increased primarily as a result of the growing demand for Internet access and data transport capabilities. Increasing demand to use the Company's networks by IXCs drove access minutes of use up by 5 percent during 1999.

     Partially offsetting the revenue increases were decreases in long-distance services and mandated rate reductions. The Company's long-distance services declined by $211 million. Increased competition, strategic price reductions, and expansion in the number and size of extended service areas accounted for the majority of the decrease. Also contributing to the decline were mandatory rate reductions of $40 million in 1999. As of December 31, 1999, customers in all 14 states in which the Company provides local service were able to choose an alternative provider for intraLATA calls without dialing a special access code when placing a call.

     Federal and state mandated rate changes also offset a portion of the revenue increase. Excluding the long-distance rate changes discussed above, the remaining rate changes totaled $180 million. Most of these rate reductions were directly attributable to the implementation of the FCC's access reform order relating to the Telecommunications Act of 1996 dealing with interstate access pricing.

     Although Qwest's revenues continued to grow in 1999, some areas of service experienced a decline in growth rates from 1998, particularly retail and wholesale basic monthly services and calling services. The drop in the growth rate was primarily attributable to increased competition as well as the Company's customer retention strategy of offering bundles of services to customers at lower prices in return for entering into longer-term contracts.

     During 1999, the Company committed to sell approximately 800,000 access lines within the 14-state local service area. In 1999, definitive sales agreements were reached for the sale of 570,000 lines for approximately $1.8 billion in cash, subject to adjustment. The transfer of ownership of the access lines, which will occur on a state-by-state basis, is expected to be completed by the first quarter of 2002. The pending sales are subject to regulatory approvals and other customary closing conditions. In addition, on February 26, 2001, the Company announced that it does not have plans to sell a significant number of additional lines at the present time.

EXPENSES

     Cost of services. The cost of services increase year-over-year was attributable to several items. First, growing sales in the Company's wireless, data and directory businesses contributed to the increased costs of product sales. Second, the Company experienced higher access and interconnection expenses resulting from regulatory rulings that require Qwest to pay access charges to carriers for calls that originate on the Company's network and terminate on other carriers' networks. Part of the access expense increase was offset by reductions in access expense due to end-users dialing toll calls directly to IXCs and bypassing the Company's network. Third, labor costs grew due to an increase in the number of employees as the result of a concerted effort by the Company to improve customer service. Finally, directory publishing costs were greater as a result of the directory publishing change in accounting principle. The effects of the change in accounting principle were not reflected in 1998 results.

     Partially offsetting some of these increases was the impact of net pension credits. In addition, cost of sales was further reduced by the 1999 capitalization of certain costs associated with developing internal use software due to the adoption of the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-

1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with the SOP, $188 million of costs formerly expensed were capitalized in 1999.

     Selling, general and administrative expenses. Included in 1998 were $129 million of Separation costs and asset impairment charges. Additionally, 1998 results did not include the effects of the directory publishing change in accounting principle. Including the effects of the change in accounting principle in 1998 and excluding the Separation costs and asset impairment charges, SG&A expenses increased $27 million or 0.8 percent in 1999 over 1998. Offsetting increases in SG&A expenses was the effect of capitalizing $226 million of software costs in 1999 primarily associated with developing internal use software in accordance with SOP 98-1.



     Qwest recorded a pension expense, net of post-retirement costs, of $8 million ($5 million after-tax or $0.01 per diluted share) in 1999 and $66 million ($40 million after-tax or $0.05 per diluted share) for the year ended December 31, 1998. See Note 6 of Qwest's consolidated financial statements for additional information.



     EBITDA. The EBITDA margin increased from 42.3 percent of revenues in 1998 to 43.3 percent in 1999 because of the effects of the items discussed above.

     Depreciation expense. Depreciation expense increased 6.8 percent primarily due to higher overall property, plant and equipment balances resulting from continued investment in the Company's network. Additionally, the Company incurred amortization costs related to the capitalization of internal use software in accordance with SOP 98-1 and reduced the useful lives of certain assets due to changes in technology, both of which caused greater depreciation expense. Partially offsetting the increases was the cessation of depreciation associated with access lines that the Company plans to sell.

     Other expense -- net. Interest expense was $736 million for 1999 compared to $543 million for 1998. The increase in interest expense in 1999 was primarily attributable to debt incurred to acquire 39 million shares of Global Crossing common stock and the $3.9 billion in debt assumed in the Separation.

     The Company incurred a one-time charge in 1999 of $282 million to dissolve the proposed merger of U S WEST with Global Crossing. The charge included a cash payment of $140 million to Global Crossing, the transfer to Global Crossing of $140 million of Global Crossing common stock previously purchased by U S WEST and $2 million of miscellaneous costs.

     The Company incurred a $367 million loss in 1999 on the sale of 24 million shares of Global Crossing common stock. In connection with this transaction, Qwest entered into an equity return swap that is reflected at market value in the accompanying consolidated financial statements. In 1999, the market value of the swap declined by $56 million.

     Also included in other expense-net was other income of $6 million in 1999, compared to other expense of $87 million in 1998. The decrease in other expense-net was due to a reduction in regulatory interest expense, a reduction in interest expense on a federal income tax audit, gains on sales of real estate, net gains on sales of marketable securities, reduced contributions to an affiliated foundation and interest earned on a gross receipts tax settlement.

     Provision for income taxes. The effective tax rate in 1999 was 42.1 percent compared to 37.7 percent in 1998. The increase in the effective tax rate in 1999 was primarily attributable to the exclusion of the tax benefit for terminated merger-related expenses. Excluding the effects of terminated merger-related expenses, the effective tax rate in 1999 was 36.6 percent compared to 37.7 percent in 1998. The decrease from the 1998 effective tax rate resulted primarily from certain non-deductible Separation costs in 1998 and the increase in tax-exempt dividend income in 1999.

     Net income. Income before the cumulative effect of the change in accounting principle decreased from 12.2 percent of revenues in 1998 to 8.4 percent in 1999 because of the effect of the items discussed above.

     Prior to 1999, Qwest Dex recognized revenues and expenses related to publishing directories using the "deferral method," under which revenues and expenses were recognized over the lives of the directories, generally one year. Effective in the fourth quarter of 1999, Qwest Dex changed to the "point of publication method" of accounting, which recognizes revenues and expenses at the time the directory is published. This change in methodology was made to better align Qwest Dex's revenue and expense recognition with the earnings process and to better reflect the operating activity of the business. The accounting change resulted in a one-time increase in net income of $240 million (net of income tax of $153 million), or $0.27 per diluted share, which is reported as the cumulative effect (as of January 1, 1999) of a change in accounting principle. The Company restated its 1999 quarterly results of operations to give effect to the point of publication method which increased net income by $13 million, or $0.01 per diluted share. On a restated basis, use of the point of publication method would have increased 1998 net income by $12 million, or $0.01 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Cash provided by operations was $3.681 billion, $4.546 billion and $3.927 billion in 2000, 1999 and 1998, respectively. The decrease in operating cash flow in 2000 was primarily caused by Merger-related costs of $995 million. Merger-related costs of $523 million remained accrued at December 31, 2000. The majority of these costs are expected to be paid in the first two quarters of fiscal 2001. Accounts receivable increased as a result of higher sales, the customer profile of accounts receivable at year end reflecting the combined entity and an increase in days outstanding from 58 in 1999 to 74 in 2000. Increases in other working capital also reduced cash flows from operations.

     Investing Activities. Capital expenditures were $6.597 billion, $3.944 billion and $2.672 billion, in 2000, 1999 and 1998, respectively. Capital expenditures have been focused on modernization and expansion of the telecommunications network, expansion of the wireless, local broadband and the data communications networks, as well as construction of CyberCenters(SM) in major markets.

     The Company plans to invest $9.5 billion in capital expenditures in the same areas during 2001. The Company expects that cash needs will be funded through operations and additional borrowings.

     In January 2001, Qwest re-acquired 22.22 million shares of its common stock from BellSouth Corporation ("BellSouth") for $1.0 billion in cash. The repurchased shares will be available to satisfy the Company's obligations under its employee benefits and options programs. As part of the transaction, BellSouth agreed to purchase $250 million in services from Qwest over the next five years. BellSouth will pay for these services with shares of Qwest common stock.

     Financing Activities. Cash provided by financing activities was $1.189 billion and $1.945 billion in 2000 and 1999, respectively. Cash used for financing activities was $1.136 billion in 1998. Net borrowings of approximately $1.4 billion were incurred in 2000 principally to fund the Company's construction activities described above. The net proceeds from short-term and long-term borrowings in 1999 of approximately $3.3 billion were, in part, utilized to finance the Global Crossing tender offer. In 1998, net borrowings increased by $4.2 billion to $9.9 billion at December 31, 1998, of which approximately $3.9 billion was attributable to the debt assumed at the Separation date.

     The Company paid dividends on its common shares totaling $542 million, $1.187 billion and $1.056 billion in 2000, 1999 and 1998, respectively. The decrease in 2000 was due to a change in the Company's dividend policy after the Merger. The Company currently anticipates annual dividends of approximately $0.05 per common share.

     Qwest maintains commercial paper programs to finance purchases of telecommunications equipment. As of December 31, 2000, the Company had a syndicated credit facility with a total borrowing capacity of $4.0 billion.

     In March 2001, the Company completed a cash tender for certain outstanding debt. The Company repurchased all but approximately $40 million of the $1.2 billion in principal subject to the tender. The tender offers were conducted to retire the bonds because of their high coupon rates and to reduce interest cost to the Company. In connection with these tender offers, the indentures were amended to remove restrictive covenants and certain default provisions.

     Also in February 2001, the Company issued $2.25 billion of notes due in 2011 at 7.25 percent per annum, and $1.0 billion of notes due in 2031 at 7.75 percent per annum. The proceeds of these notes were used to repay outstanding commercial paper.

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

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
       (2.1)              -- Separation Agreement, dated June 5, 1998, between U S
                             WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                             Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                             WEST"), (incorporated by reference to U S WEST's Current
                             Report on Form 8-K/A dated June 26, 1998, File No.
                             1-14087).
       (2.2)              -- Amendment to the Separation Agreement between MediaOne
                             Group and U S WEST dated June 12, 1998 (incorporated by
                             reference to U S WEST's Annual Report on Form 10-K/A for
                             the year ended December 31, 1998, File No. 1-14087).
       (3.1)              -- Amended and Restated Certificate of Incorporation of
                             Qwest (incorporated by reference to Qwest's Registration
                             Statement on Form S-4/A, File No. 333-81149, filed
                             September 17, 1999).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
       (3.2)              -- Amended and Restated Bylaws of Qwest (incorporated
                             by reference to Qwest's Annual Report on Form 10-K,
                             filed March 16, 2001, for the year ended December 31,
                             2000).
       (4.1)***           -- Indenture, dated as of October 15, 1997, with Bankers
                             Trust Company (including form of Qwest's 9.47% Senior
                             Discount Notes due 2007 and 9.47% Series B Senior
                             Discount Notes due 2007 as an exhibit thereto).
       (4.2)****          -- Indenture, dated as of August 28, 1997, with Bankers
                             Trust Company (including form of Qwest's 10 7/8% Series B
                             Senior Discount Notes due 2007 as an exhibit thereto).
       (4.3)****          -- Indenture dated as of January 29, 1998 with Bankers Trust
                             Company (including form of Qwest's 8.29% Senior Discount
                             Notes due 2008 and 8.29% Series B Senior Discount Notes
                             due 2008 as an exhibit thereto).
       (4.4)              -- Indenture, dated as of November 4, 1998, with Bankers
                             Trust Company (including form of Qwest's 7.50% Senior
                             Discount Notes due 2008 and 7.50% Series B Senior
                             Discount Notes due 2008 as an exhibit thereto)
                             (incorporated by reference to Qwest's Registration
                             Statement on Form S-4, File No. 333-71603, filed
                             February 2, 1999).
       (4.5)              -- Indenture, dated as of November 27, 1998, with Bankers
                             Trust Company (including form of Qwest's 7.25% Senior
                             Discount Notes due 2008 and 7.25% Series B Senior
                             Discount Notes due 2008 as an exhibit thereto)
                             (incorporated by reference to Qwest's Registration
                             Statement on Form S-4, File No. 333-71603, filed February
                             2, 1999).
       (4.6)              -- Registration Agreement, dated November 27, 1998, with
                             Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                             Discount Notes due 2008 (incorporated by reference to
                             Qwest's Registration Statement on Form S-4, File No.
                             333-71603, filed February 2, 1999).
       (4.7)              -- Indenture, dated as of June 23, 1997, between LCI
                             International, Inc. and First Trust National Association,
                             as trustee, providing for the issuance of Senior Debt
                             Securities, including Resolutions of the Pricing
                             Committee of the Board of Directors establishing the
                             terms of the 7.25% Senior Notes due June 15, 2007
                             (incorporated by reference to Exhibit 4(c) in LCI's
                             Current Report on Form 8-K, dated June 23, 1997).
       (4.8)              -- Registration Rights Agreement, dated August 20, 1999,
                             between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                             J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                             Fenner & Smith Incorporated (incorporated by reference to
                             U S WEST's Form S-4 Registration Statement, File No.
                             333-92523, filed December 10, 1999).
       (4.9)              -- Indenture, dated as of June 29, 1998, by and among U S
                             WEST Capital Funding, Inc., U S WEST, Inc., and The First
                             National Bank of Chicago (now known as Bank One Trust
                             Company, National Association), as Trustee (incorporated
                             by reference to U S WEST's Current Report on Form 8-K,
                             dated November 18, 1998, File No. 1-14087).
       (4.10)             -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                             Inc., Qwest Communications International Inc., and Bank
                             One Trust Company, as Trustee (incorporated by reference
                             to Qwest's quarterly report on Form 10-Q for the quarter
                             ended June 30, 2000).
      (10.1)**            -- Growth Share Plan, as amended, effective October 1,
                             1996.*

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.2)              -- Equity Incentive Plan, as amended (incorporated by
                             reference from Exhibit A to Qwest's definitive proxy
                             statement on Schedule 14A, filed March 17, 2000).*
      (10.3)              -- Qwest Communications International Inc. Employee Stock
                             Purchase Plan (incorporated by reference to Qwest's
                             Preliminary Proxy Statement for the Annual Meeting of
                             Stockholders filed February 26, 1999).*
      (10.4)              -- Qwest Communications International Inc. Deferred
                             Compensation Plan (incorporated by reference to Qwest's
                             Annual Report on Form 10-K for the year ended December
                             31, 1998).*
      (10.5)****          -- Equity Compensation Plan for Non-Employee Directors.*
      (10.6)              -- Qwest Communications International Inc. 401-K Plan
                             (incorporated by reference to Qwest's Annual Report on
                             Form 10-K for the year ended December 31, 1998).*
      (10.7)**            -- Employment Agreement dated December 21, 1996 with Joseph
                             P. Nacchio.*
      (10.8)****          -- Growth Share Plan Agreement with Joseph P. Nacchio,
                             effective January 1, 1997, and Amendment thereto.*
      (10.9)****          -- Non-Qualified Stock Option Agreement with Joseph P.
                             Nacchio, effective June 23, 1997.*
      (10.11)             -- Employment Agreement dated October 6, 1998 with Drake S.
                             Tempest (incorporated  by reference to Qwest's Annual
                             Report on Form 10-K, filed March 16, 2001, for the year
                             ended December 31, 2000).*
      (10.12)             -- Employment Agreement dated October 18, 2000 with Stephen
                             M. Jacobsen (incorporated  by reference to Qwest's Annual
                             Report on Form 10-K, filed March 16, 2001, for the year
                             ended December 31, 2000).*
      (10.13)             -- Employment Agreement dated May 20, 1999 with Afshin
                             Mohebbi (incorporated  by reference to Qwest's Annual
                             Report on Form 10-K, filed March 16, 2001, for the year
                             ended December 31, 2000).*
      (10.14)****         -- Employment Agreement dated October 8, 1997 with Lewis O.
                             Wilks.*
      (10.15)**#          -- IRU Agreement dated as of October 18, 1996 with Frontier
                             Communications International Inc.
      (10.16)**#          -- IRU Agreement dated as of February 26, 1996 with WorldCom
                             Network Services, Inc.
      (10.17)**#          -- IRU Agreement dated as of May 2, 1997 with GTE.
      (10.18)             -- Common Stock Purchase Agreement, dated as of December 13,
                             1998, with Microsoft Corporation (incorporated by
                             reference to Qwest's Current Report on Form 8-K, filed
                             December 16, 1998).
      (10.19)             -- Registration Rights Agreement, dated as of December 14,
                             1998, with Microsoft Corporation (incorporated by
                             reference to Qwest's Current Report on Form 8-K, filed
                             December 16, 1998).
      (10.20)             -- Registration Rights Agreement, dated as of April 18,
                             1999, with Anschutz Company and Anschutz Family
                             Investment Company LLC (incorporated by reference to
                             Qwest's Current Report on Form 8-K/A, filed April 28,
                             1999).
      (10.21)             -- Common Stock Purchase Agreement, dated as of April 19,
                             1999, with BellSouth Enterprises, Inc. (incorporated by
                             reference to Qwest's Current Report on Form 8-K/A, filed
                             April 28, 1999).
      (10.22)             -- Registration Rights Agreement, dated as of April 19,
                             1999, with BellSouth Enterprises, Inc. (incorporated by
                             reference to Qwest's Current Report on Form 8-K/A, filed
                             April 28, 1999).
      (10.23)             -- Securities Purchase Agreement dated January 16, 2001 with
                             BellSouth Corporation (incorporated  by reference to Qwest's Annual
                             Report on Form 10-K, filed March 16, 2001, for the year ended
                             December 31, 2000).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.24)             -- Purchase Agreement by and among Qwest, Slingshot
                             Networks, LLC and Anschutz Digital Media, Inc., dated
                             September 26, 1999 (incorporated by reference to Qwest's
                             quarterly report on Form 10-Q for the quarter ended
                             September 30, 1999).
      (10.25)             -- Unit Purchase Agreement, dated June 21, 2000, by and
                             among U.S. Telesource, Inc. and Anschutz Digital Media,
                             Inc. (incorporated by reference to Qwest's quarterly
                             report on Form 10-Q for the quarter ended June 30, 2000).
      (10.26)             -- Second Amended and Restated Operating Agreement of
                             Slingshot Networks, LLC entered into as of June 21, 2000
                             between Anschutz Digital Media, Inc. and U.S. Telesource,
                             Inc. (incorporated by reference to Qwest's quarterly
                             report on Form 10-Q for the quarter ended June 30, 2000).
      (10.27)             -- Employee Matters Agreement between MediaOne Group and U S
                             WEST, dated June 5, 1998 (incorporated by reference to
                             U S WEST's Current Report on Form 8-K/A, dated June 26,
                             1998, File No. 1-14087).
      (10.28)             -- Tax Sharing Agreement between MediaOne Group and U S
                             WEST, dated June 5, 1998 (incorporated by reference to
                             U S WEST's Current Report on Form 8-K/A, dated June 26,
                             1998, File No. 1-14087).
      (10.29)             -- 360-Day $4.0 billion Credit Agreement, dated as of May 5,
                             2000, among U S WEST, Inc., U S WEST Capital Funding,
                             Inc., U S WEST Communications, Inc., the banks listed
                             therein, and Morgan Guaranty Trust Company of New York,
                             as administrative agent (incorporated by reference to U S
                             WEST's quarterly report on Form 10-Q for the quarter
                             ended March 31, 2000).
      (10.30)             -- Purchase Agreement, dated July 3, 2000, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc. and Salomon Smith Barney Inc. (incorporated by
                             reference to Qwest's quarterly report on Form 10-Q for
                             the quarter ended June 30, 2000).
      (10.31)             -- Purchase Agreement, dated August 16, 2000, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc.
                             as Representatives of the several initial purchasers
                             listed therein (incorporated by reference to Qwest's
                             quarterly report on Form 10-Q for the quarter ended
                             September 30, 2000).
      (10.32)             -- Registration Rights Agreement, dated August 16, 2000,
                             among Qwest Capital Funding, Inc., Qwest Communications
                             International Inc., Salomon Smith Barney Inc. and Lehman
                             Brothers Inc. as Representatives of the several initial
                             purchasers listed therein (incorporated by reference to
                             Qwest's quarterly report on Form 10-Q for the quarter
                             ended September 30, 2000).
      (10.33)             -- Purchase Agreement, dated February 7, 2001, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc., Banc of America Securities LLC and Chase Securities
                             Inc. as Representatives of the several initial purchasers
                             listed therein (incorporated  by reference to Qwest's
                             Annual Report on Form 10-K, filed March 16, 2001, for the
                             year ended December 31, 2000).
      (10.34)             -- Registration Rights Agreement, dated February 14, 2001, among Qwest Capital Funding, Inc., Qwest Communications
                             International Inc., Banc of America Securities LLC and
                             Chase Securities Inc. as Representatives of the several
                             initial purchasers listed therein (incorporated  by
                             reference to Qwest's Annual Report on Form 10-K, filed
                             March 16, 2001, for the year ended December 31, 2000).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.35)             -- Form of Agreement for Purchase and Sale of Telephone
                             Exchanges, dated as of June 16, 1999, between Citizens
                             Utilities Company and U S WEST Communications, Inc.
                             (incorporated by reference to U S WEST's Current Report
                             on Form 8-K, dated June 17, 1999).
      (10.36)             -- Qwest Communications International Inc., Deferred
                             Compensation Plan for Nonemployee Directors, effective as
                             of July 1, 2000 (incorporated by reference to Qwest's
                             Annual Report on Form 10-K, filed March 16, 2001, for the
                             year ended December 31, 2000).*
      (10.37)             -- Amended and Restated Qwest Digital Media, LLC Growth
                             Share Plan (as of June 1, 2000) (incorporated by
                             reference to Qwest's Annual Report on Form 10-K, filed
                             March 16, 2001, for the year ended December 31, 2000).*
      (12)                -- Computation of Ratio of Earnings to Fixed Charges
                             (incorporated  by reference to Qwest's Annual Report on
                             Form 10-K, filed March 16, 2001, for the year ended
                             December 31, 2000).
       13                 -- Portions of Qwest's Annual Report to shareowners for the fiscal year ended December 31, 2000. Only the information
                             incorporated by reference into this Form 10-K/A is included in the exhibit.
      (21)                -- Subsidiaries of the Registrant (incorporated by reference to Qwest's Annual Report on Form 10-K, filed March 16, 2001, for the year ended December 31, 2000).
       23                 -- Consent of Arthur Andersen LLP.
      (99)                -- Annual Report on Form 11-K for the U S WEST Savings
                             Plan/ESOP for the year ended December 31, 1999
                             (incorporated by reference to U S WEST's Annual Report on
                             Form 10-K, File No. 1-14087, Paper Copy (P)).


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on August 17, 2001.


                                            Qwest Communications International
                                            Inc.,
                                            a Delaware corporation

                                            By:      /s/ ROBIN R. SZELIGA
                                              ----------------------------------
                                                       Robin R. Szeliga

                                                        Executive Vice
                                                    President -- Finance and

                                                   Chief Financial Officer

                                 EXHIBIT INDEX


        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
       (2.1)              -- Separation Agreement, dated June 5, 1998, between U S
                             WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                             Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                             WEST"), (incorporated by reference to U S WEST's Current
                             Report on Form 8-K/A dated June 26, 1998, File No.
                             1-14087).
       (2.2)              -- Amendment to the Separation Agreement between MediaOne
                             Group and U S WEST dated June 12, 1998 (incorporated by
                             reference to U S WEST's Annual Report on Form 10-K/A for
                             the year ended December 31, 1998, File No. 1-14087).
       (3.1)              -- Amended and Restated Certificate of Incorporation of
                             Qwest (incorporated by reference to Qwest's Registration
                             Statement on Form S-4/A, File No. 333-81149, filed
                             September 17, 1999) (incorporated by reference to Qwest's
                             Annual Report on Form 10-k for the year ended December
                             31, 2000).
       (3.2)              -- Amended and Restated Bylaws of Qwest (incorporated by
                             reference to Qwest's Annual Report on Form 10-K, filed
                             March 16, 2001, for the year ended December 31, 2000).
       (4.1)***           -- Indenture, dated as of October 15, 1997, with Bankers
                             Trust Company (including form of Qwest's 9.47% Senior
                             Discount Notes due 2007 and 9.47% Series B Senior
                             Discount Notes due 2007 as an exhibit thereto).
       (4.2)****          -- Indenture, dated as of August 28, 1997, with Bankers
                             Trust Company (including form of Qwest's 10 7/8% Series B
                             Senior Discount Notes due 2007 as an exhibit thereto).
       (4.3)****          -- Indenture dated as of January 29, 1998 with Bankers Trust
                             Company (including form of Qwest's 8.29% Senior Discount
                             Notes due 2008 and 8.29% Series B Senior Discount Notes
                             due 2008 as an exhibit thereto).
       (4.4)              -- Indenture, dated as of November 4, 1998, with Bankers
                             Trust Company (including form of Qwest's 7.50% Senior
                             Discount Notes due 2008 and 7.50% Series B Senior
                             Discount Notes due 2008 as an exhibit thereto)
                             (incorporated by reference to Qwest's Registration
                             Statement on Form S-4, File No. 333-71603, filed
                             February 2, 1999).
       (4.5)              -- Indenture, dated as of November 27, 1998, with Bankers
                             Trust Company (including form of Qwest's 7.25% Senior
                             Discount Notes due 2008 and 7.25% Series B Senior
                             Discount Notes due 2008 as an exhibit thereto)
                             (incorporated by reference to Qwest's Registration
                             Statement on Form S-4, File No. 333-71603, filed February
                             2, 1999).
       (4.6)              -- Registration Agreement, dated November 27, 1998, with
                             Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                             Discount Notes due 2008 (incorporated by reference to
                             Qwest's Registration Statement on Form S-4, File No.
                             333-71603, filed February 2, 1999).
       (4.7)              -- Indenture, dated as of June 23, 1997, between LCI
                             International, Inc. and First Trust National Association,
                             as trustee, providing for the issuance of Senior Debt
                             Securities, including Resolutions of the Pricing
                             Committee of the Board of Directors establishing the
                             terms of the 7.25% Senior Notes due June 15, 2007
                             (incorporated by reference to Exhibit 4(c) in LCI's
                             Current Report on Form 8-K, dated June 23, 1997).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
       (4.8)              -- Registration Rights Agreement, dated August 20, 1999,
                             between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                             J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                             Fenner & Smith Incorporated (incorporated by reference to
                             U S WEST's Form S-4 Registration Statement, File No.
                             333-92523, filed December 10, 1999).
       (4.9)              -- Indenture, dated as of June 29, 1998, by and among U S
                             WEST Capital Funding, Inc., U S WEST, Inc., and The First
                             National Bank of Chicago (now known as Bank One Trust
                             Company, National Association), as Trustee (incorporated
                             by reference to U S WEST's Current Report on Form 8-K,
                             dated November 18, 1998, File No. 1-14087).
       (4.10)             -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                             Inc., Qwest Communications International Inc., and Bank
                             One Trust Company, as Trustee (incorporated by reference
                             to Qwest's quarterly report on Form 10-Q for the quarter
                             ended June 30, 2000).
      (10.1)**            -- Growth Share Plan, as amended, effective October 1,
                             1996.*
      (10.2)              -- Equity Incentive Plan, as amended (incorporated by
                             reference from Exhibit A to Qwest's definitive proxy
                             statement on Schedule 14A, filed March 17, 2000).*
      (10.3)              -- Qwest Communications International Inc. Employee Stock
                             Purchase Plan (incorporated by reference to Qwest's
                             Preliminary Proxy Statement for the Annual Meeting of
                             Stockholders filed February 26, 1999).*
      (10.4)              -- Qwest Communications International Inc. Deferred
                             Compensation Plan (incorporated by reference to Qwest's
                             Annual Report on Form 10-K for the year ended December
                             31, 1998).*
      (10.5)****          -- Equity Compensation Plan for Non-Employee Directors.*
      (10.6)              -- Qwest Communications International Inc. 401-K Plan
                             (incorporated by reference to Qwest's Annual Report on
                             Form 10-K for the year ended December 31, 1998).*
      (10.7)**            -- Employment Agreement dated December 21, 1996 with Joseph
                             P. Nacchio.*
      (10.8)****          -- Growth Share Plan Agreement with Joseph P. Nacchio,
                             effective January 1, 1997, and Amendment thereto.*
      (10.9)****          -- Non-Qualified Stock Option Agreement with Joseph P.
                             Nacchio, effective June 23, 1997.*
      (10.11)             -- Employment Agreement dated October 6, 1998 with Drake S.
                             Tempest (incorporated by reference to Qwest's Annual
                             Report on Form 10-K, filed March 16, 2001, for the year
                             ended December 31, 2000).*
      (10.12)             -- Employment Agreement dated October 18, 2000 with Stephen
                             M. Jacobsen (incorporated by reference to Qwest's Annual
                             Report on Form 10-K, filed March 16, 2001, for the year
                             ended December 31, 2000).*
      (10.13)             -- Employment Agreement dated May 20, 1999 with Afshin
                             Mohebbi (incorporated by reference to Qwest's Annual
                             Report on Form 10-K, filed March 16, 2001, for the year
                             ended December 31, 2000).*
      (10.14)****         -- Employment Agreement dated October 8, 1997 with Lewis O.
                             Wilks.*
      (10.15)**#          -- IRU Agreement dated as of October 18, 1996 with Frontier
                             Communications International Inc.
      (10.16)**#          -- IRU Agreement dated as of February 26, 1996 with WorldCom
                             Network Services, Inc.
      (10.17)**#          -- IRU Agreement dated as of May 2, 1997 with GTE.
      (10.18)             -- Common Stock Purchase Agreement, dated as of December 13,
                             1998, with Microsoft Corporation (incorporated by
                             reference to Qwest's Current Report on Form 8-K, filed
                             December 16, 1998).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.19)             -- Registration Rights Agreement, dated as of December 14,
                             1998, with Microsoft Corporation (incorporated by
                             reference to Qwest's Current Report on Form 8-K, filed
                             December 16, 1998).
      (10.20)             -- Registration Rights Agreement, dated as of April 18,
                             1999, with Anschutz Company and Anschutz Family
                             Investment Company LLC (incorporated by reference to
                             Qwest's Current Report on Form 8-K/A, filed April 28,
                             1999).
      (10.21)             -- Common Stock Purchase Agreement, dated as of April 19,
                             1999, with BellSouth Enterprises, Inc. (incorporated by
                             reference to Qwest's Current Report on Form 8-K/A, filed
                             April 28, 1999).
      (10.22)             -- Registration Rights Agreement, dated as of April 19,
                             1999, with BellSouth Enterprises, Inc. (incorporated by
                             reference to Qwest's Current Report on Form 8-K/A, filed
                             April 28, 1999).
      (10.23)             -- Securities Purchase Agreement dated January 16, 2001 with
                             BellSouth Corporation (incorporated  by reference to Qwest's
                             Annual Report on Form 10-K, filed March 16, 2001, for the year ended December 31, 2000).
      (10.24)             -- Purchase Agreement by and among Qwest, Slingshot
                             Networks, LLC and Anschutz Digital Media, Inc., dated
                             September 26, 1999 (incorporated by reference to Qwest's
                             quarterly report on Form 10-Q for the quarter ended
                             September 30, 1999).
      (10.25)             -- Unit Purchase Agreement, dated June 21, 2000, by and
                             among U.S. Telesource, Inc. and Anschutz Digital Media,
                             Inc. (incorporated by reference to Qwest's quarterly
                             report on Form 10-Q for the quarter ended June 30, 2000).
      (10.26)             -- Second Amended and Restated Operating Agreement of
                             Slingshot Networks, LLC entered into as of June 21, 2000
                             between Anschutz Digital Media, Inc. and U.S. Telesource,
                             Inc. (incorporated by reference to Qwest's quarterly
                             report on Form 10-Q for the quarter ended June 30, 2000).
      (10.27)             -- Employee Matters Agreement between MediaOne Group and U S
                             WEST, dated June 5, 1998 (incorporated by reference to
                             U S WEST's Current Report on Form 8-K/A, dated June 26,
                             1998, File No. 1-14087).
      (10.28)             -- Tax Sharing Agreement between MediaOne Group and U S
                             WEST, dated June 5, 1998 (incorporated by reference to
                             U S WEST's Current Report on Form 8-K/A, dated June 26,
                             1998, File No. 1-14087).
      (10.29)             -- 360-Day $4.0 billion Credit Agreement, dated as of May 5,
                             2000, among U S WEST, Inc., U S WEST Capital Funding,
                             Inc., U S WEST Communications, Inc., the banks listed
                             therein, and Morgan Guaranty Trust Company of New York,
                             as administrative agent (incorporated by reference to U S
                             WEST's quarterly report on Form 10-Q for the quarter
                             ended March 31, 2000).
      (10.30)             -- Purchase Agreement, dated July 3, 2000, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc. and Salomon Smith Barney Inc. (incorporated by
                             reference to Qwest's quarterly report on Form 10-Q for
                             the quarter ended June 30, 2000).
      (10.31)             -- Purchase Agreement, dated August 16, 2000, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc.
                             as Representatives of the several initial purchasers
                             listed therein (incorporated by reference to Qwest's
                             quarterly report on Form 10-Q for the quarter ended
                             September 30, 2000).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
      (10.32)             -- Registration Rights Agreement, dated August 16, 2000,
                             among Qwest Capital Funding, Inc., Qwest Communications
                             International Inc., Salomon Smith Barney Inc. and Lehman
                             Brothers Inc. as Representatives of the several initial
                             purchasers listed therein (incorporated by reference to
                             Qwest's quarterly report on Form 10-Q for the quarter
                             ended September 30, 2000).
      (10.33)             -- Purchase Agreement, dated February 7, 2001, among Qwest
                             Capital Funding, Inc., Qwest Communications International
                             Inc., Banc of America Securities LLC and Chase Securities
                             Inc. as Representatives of the several initial purchasers
                             listed therein (incorporated by reference to Qwest's Annual
                             Report on Form 10-K for the year ended December 31, 2000).
      (10.34)             -- Registration Rights Agreement, dated February 14, 2001, among Qwest Capital Funding, Inc., Qwest Communications
                             International Inc., Banc of America Securities LLC and
                             Chase Securities Inc. as Representatives of the several
                             initial purchasers listed therein (incorporated by
                             reference to Qwest's Annual Report on Form 10-K for the
                             year ended December 31, 2000).
      (10.35)             -- Form of Agreement for Purchase and Sale of Telephone
                             Exchanges, dated as of June 16, 1999, between Citizens
                             Utilities Company and U S WEST Communications, Inc.
                             (incorporated by reference to U S WEST's Current Report
                             on Form 8-K, dated June 17, 1999).
      (10.36)             -- Qwest Communications International Inc., Deferred
                             Compensation Plan for Nonemployee Directors, effective as
                             of July 1, 2000 (incorporated by reference to Qwest's Annual
                             Report on Form 10-K, filed March 16, 2001, for the year ended
                             December 31, 2000).*
      (10.37)             -- Amended and Restated Qwest Digital Media, LLC Growth
                             Share Plan (as of June 1, 2000) (incorporated by
                             reference to Qwest's Annual Report on Form 10-K, filed
                             March 16, 2001, for the year ended December 31, 2000).*
      (12)                -- Computation of Ratio of Earnings to Fixed Charges
                             (incorporated by reference to Qwest's Annual Report
                             on Form 10-K, filed March 16, 2001, for the year ended
                             December 31, 2000).
       13                 -- Portions of Qwest's Annual Report to shareowners for the fiscal year ended December 31, 2000. Only the information
                             incorporated by reference into this Form 10-K/A is included in the exhibit.
      (21)                -- Subsidiaries of the Registrant (incorporated by reference to Qwest's Annual Report on Form 10-K, filed March 16, 2001, for the year ended December 31, 2000).
       23                 -- Consent of Arthur Andersen LLP.
      (99)                -- Annual Report on Form 11-K for the U S WEST Savings
                             Plan/ESOP for the year ended December 31, 1999
                             (incorporated by reference to U S WEST's Annual Report on
                             Form 10-K, File No. 1-14087, Paper Copy (P)).

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