Form 10-Q
period 2001-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2001-11-14
CIK 1037949

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At October 31, 2001, 1,664,945,725 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                    PART I -- FINANCIAL INFORMATION
  1.  Financial Statements
      Condensed Consolidated Statements of Operations --
      Three and nine months ended September 30, 2001 and 2000.....      1
      Condensed Consolidated Balance Sheets --
      September 30, 2001 and December 31, 2000....................      2
      Condensed Consolidated Statements of Cash Flows --
      Nine months ended September 30, 2001 and 2000...............      3
      Notes to Condensed Consolidated Financial Statements........      4
  2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................     16
  3.  Quantitative and Qualitative Disclosures About Market
      Risk........................................................     28

                      PART II -- OTHER INFORMATION

  1.  Legal Proceedings...........................................   II-1
  6.  Exhibits and Reports on Form 8-K............................   II-2
      Signature page..............................................   II-5

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                          ------------------    ------------------
                                                           2001       2000       2001       2000
                                                          -------    -------    -------    -------
Operating revenues:
  Commercial services...................................  $2,373     $2,421     $ 8,020    $ 4,880
  Consumer and small business services..................   1,752      1,694       5,144      4,666
  Directory services....................................     371        351       1,061      1,029
  Switched access services..............................     270        299         814      1,017
                                                          ------     ------     -------    -------
          Total operating revenues......................   4,766      4,765      15,039     11,592
                                                          ------     ------     -------    -------
Operating expenses:
  Cost of services......................................   1,697      1,558       5,343      3,253
  Selling, general and administrative...................   1,304      1,343       3,905      3,408
  Depreciation..........................................     996        727       2,693      1,913
  Depreciation adjustment for access lines returned to
     service............................................      --         --         222         --
  Goodwill and other intangible amortization............     315        317       1,026        317
  Merger-related and other one-time charges.............      --      1,030         624      1,336
                                                          ------     ------     -------    -------
          Total operating expenses......................   4,312      4,975      13,813     10,227
                                                          ------     ------     -------    -------
Operating income (loss).................................     454       (210)      1,226      1,365
Other expense (income) - net:
  Interest expense - net................................     380        314       1,061        732
  Investment write-downs................................      --         --       3,247        447
  Decline (increase) in market value of financial
     instruments........................................       7        (58)          7        263
  (Gain) loss on sales of rural exchanges and fixed
     assets.............................................      --         39         (50)        39
  Gain on sales of investments..........................      --       (252)         --       (331)
  Other expense - net...................................      17          5          51         19
                                                          ------     ------     -------    -------
          Total other expense - net.....................     404         48       4,316      1,169
                                                          ------     ------     -------    -------
Income (loss) before income taxes and extraordinary
  item..................................................      50       (258)     (3,090)       196
Income tax provision (benefit)..........................     192        (10)        339        160
                                                          ------     ------     -------    -------
(Loss) income before extraordinary item.................    (142)      (248)     (3,429)        36
Extraordinary item - early retirement of debt, net of
  tax...................................................      --         --         (65)        --
                                                          ------     ------     -------    -------
Net (loss) income.......................................  $ (142)    $ (248)    $(3,494)   $    36
                                                          ======     ======     =======    =======
Basic (loss) earnings per share:
  (Loss) income before extraordinary item...............  $(0.09)    $(0.15)    $ (2.07)   $  0.02
  Extraordinary item - early retirement of debt, net of
     tax................................................      --         --       (0.03)        --
                                                          ------     ------     -------    -------
Basic (loss) earnings per share.........................  $(0.09)    $(0.15)    $ (2.10)   $  0.02
                                                          ======     ======     =======    =======
Basic average shares outstanding........................   1,664      1,662       1,660      1,644
                                                          ======     ======     =======    =======
Diluted (loss) earnings per share:
  (Loss) income before extraordinary item...............  $(0.09)    $(0.15)    $ (2.07)   $  0.02
  Extraordinary item - early retirement of debt, net of
     tax................................................      --         --       (0.03)        --
                                                          ------     ------     -------    -------
Diluted (loss) earnings per share.......................  $(0.09)    $(0.15)    $ (2.10)   $  0.02
                                                          ======     ======     =======    =======
Diluted average shares outstanding......................   1,664      1,662       1,660      1,686
                                                          ======     ======     =======    =======
Dividends per share.....................................  $   --     $   --     $  0.05    $  0.31
                                                          ======     ======     =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................     $   425        $   154
  Accounts receivable - net.................................       4,453          4,235
  Inventories and supplies..................................         357            275
  Prepaid and other.........................................         817            535
                                                                 -------        -------
Total current assets........................................       6,052          5,199
Property, plant and equipment - net.........................      30,117         25,760
Goodwill and other intangible assets - net..................      34,791         32,327
Investments.................................................       1,533          8,186
Other assets................................................       2,207          2,029
                                                                 -------        -------
Total assets................................................     $74,700        $73,501
                                                                 =======        =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current borrowings........................................     $ 4,369        $ 3,645
  Accounts payable..........................................       1,938          2,049
  Accrued expenses and other current liabilities............       3,000          3,806
  Advance billings and customer deposits....................         378            393
                                                                 -------        -------
Total current liabilities...................................       9,685          9,893
Long-term borrowings........................................      20,436         15,421
Post-retirement and other post-employment benefit
  obligations...............................................       2,897          2,735
Deferred taxes, credits and other...........................       4,484          4,148

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock - $1.00 par value, 200 million shares
     authorized, none issued and outstanding................          --             --
  Common stock - $0.01 par value, 5 billion shares
     authorized; 1,687 million and 1,672 million issued;
     1,665 million and 1,672 million outstanding............          17             17
  Additional paid-in capital................................      41,733         41,289
  Treasury stock, at cost...................................      (1,000)            --
  Retained (deficit) earnings...............................      (3,523)            24
  Accumulated other comprehensive loss......................         (29)           (26)
                                                                 -------        -------
Total stockholders' equity..................................      37,198         41,304
                                                                 -------        -------
Total liabilities and stockholders' equity..................     $74,700        $73,501
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

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
  Cash provided by operating activities.....................  $ 3,356   $ 2,804
                                                              -------   -------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment............   (7,791)   (5,006)
  Proceeds from sale of equity securities...................       --     1,838
  Cash acquired in connection with the Merger...............       --       407
  Investment in equity securities...........................       --      (250)
  Proceeds from sale of access lines........................       91        --
  Other.....................................................     (125)      (44)
                                                              -------   -------
  Cash used for investing activities........................   (7,825)   (3,055)
                                                              -------   -------
FINANCING ACTIVITIES
  Net proceeds (repayments) from current borrowings.........      965    (3,134)
  Proceeds from issuance of long-term borrowings - net......    6,937     4,267
  Repayments of long-term borrowings........................   (2,269)     (316)
  Costs relating to the early retirement of debt............     (106)       --
  Proceeds from issuance of common stock....................      296       315
  Repurchase of stock.......................................   (1,000)       --
  Dividends paid on common stock............................      (83)     (542)
                                                              -------   -------
  Cash provided by financing activities.....................    4,740       590
                                                              -------   -------
CASH AND CASH EQUIVALENTS
  Increase..................................................      271       339
  Beginning balance.........................................      154        78
                                                              -------   -------
  Ending balance............................................  $   425   $   417
                                                              =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $ 1,019   $   647
                                                              =======   =======
  Cash paid for income taxes................................  $    15   $   127
                                                              =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The condensed consolidated interim financial statements are unaudited. Qwest Communications International Inc. ("Qwest" or the "Company" or "we" or "us" or "our") prepared these financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In management's opinion, all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the consolidated results of operations, financial position and cash flows as of September 30, 2001 and for all periods presented were made. These financial statements should be read in conjunction with the audited financial statements incorporated by reference in Qwest's Annual Report on Form 10-K for the year ended December 31, 2000. The consolidated results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to previously reported balances to conform with the current year presentation. See Qwest's Current Report on Form 8-K, filed July 20, 2001, for additional information.

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

     The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest (prior to the Merger or "pre-Merger Qwest") the acquired entity. The total value of the consideration was approximately $40.0 billion, which has been allocated to the identifiable tangible and intangible assets and liabilities of pre-Merger Qwest. During the second quarter of 2001, we completed the allocation of the purchase price to the acquired net assets of pre-Merger Qwest and adjustments to the preliminary purchase price allocation were recorded as follows:

                                                     PRELIMINARY                    FINAL
                                                      PURCHASE                     PURCHASE
                                                        PRICE                       PRICE
                                                     ALLOCATION     ADJUSTMENT    ALLOCATION
(DOLLARS IN BILLIONS)                                -----------    ----------    ----------
Identified intangibles.............................     $ 4.1         $  --         $ 4.1
Investment in KPNQwest, N.V........................       7.9          (3.1)          4.8
Tangible assets and liabilities, net...............       0.8           0.3           1.1
Deferred income taxes..............................      (0.7)         (0.1)         (0.8)
Goodwill...........................................      27.9           2.9          30.8
                                                        -----         -----         -----
Purchase consideration.............................     $40.0         $  --         $40.0
                                                        =====         =====         =====

     The identifiable intangibles consist of the following (including related amortization periods): $2.2 billion in product technology (10 years), $1.2 billion in customer relationships (10 years), $100 million in assembled workforce (3 years) and $600 million in tradename value (40 years). There was no change between the preliminary purchase price allocation of identifiable intangibles and the final independent appraisal.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Prior to the Merger, pre-Merger Qwest's investment in KPNQwest, N.V. ("KPNQwest") was approximately $552 million. The preliminary purchase price allocation of $7.9 billion was based upon the publicly traded share price at the date of the Merger and did not consider restrictions related to our investment in KPNQwest. To properly value the investment, we obtained an independent appraisal that was completed in June 2001. The appraisal resulted in a final purchase price allocation of $4.8 billion, requiring an adjustment to the preliminary purchase price allocation of $3.1 billion. The excess carrying value of our investment in KPNQwest over our proportionate share of KPNQwest's net equity will be amortized over 10 years. (See Note 4 for information on other adjustments made subsequent to the final purchase price allocation relating to the KPNQwest equity investment.)

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

     The operating results of pre-Merger Qwest have been included in the consolidated statement of operations from the Merger date (June 30, 2000). The unaudited results of operations for the three and nine months ended September 30, 2001, the three months ended September 30, 2000 and the unaudited pro forma results of operations for the nine months ended September 30, 2000 (as though the Merger had been completed as of the beginning of 2000) are as follows (dollars in millions, except for per share amounts):

                                                                      NINE MONTHS ENDED
                                               THREE MONTHS ENDED       SEPTEMBER 30,
                                                 SEPTEMBER 30,       --------------------
                                               ------------------               PRO FORMA
                                                2001       2000       2001        2000
                                               -------    -------    -------    ---------
Revenues.....................................  $4,766     $4,765     $15,039     $13,936
Net loss.....................................  $ (142)    $ (248)    $(3,494)    $  (414)
Diluted loss per share.......................  $(0.09)    $(0.15)    $ (2.10)    $ (0.25)

     The unaudited pro forma results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of what the actual results of operations might have been if the Merger had been effective at the beginning of 2000.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Merger-related and other one-time charges. We consider only those costs that are incremental and directly related to the Merger to be "Merger-related." For the three- and nine-month periods ended September 30, 2001 and 2000, we incurred the following Merger-related and other one-time charges:

                                                      THREE MONTHS      NINE MONTHS
                                                         ENDED             ENDED
                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                     --------------    --------------
                                                     2001     2000     2001     2000
(DOLLARS IN MILLIONS)                                ----    ------    ----    ------
Contractual settlements and legal contingencies....  $ --    $   80    $274    $   80
Severance and headcount-related charges............    --       161     199       238
Other Merger-related and one-time charges..........    --       789     151     1,018
                                                     ----    ------    ----    ------
          Total Merger-related and other one-time
            charges................................  $ --    $1,030    $624    $1,336
                                                     ====    ======    ====    ======

     For the nine months ended September 30, 2001, other Merger-related and one-time charges include professional fees, asset impairment charges, re-branding costs and other costs related to the integration of U S WEST and Qwest. Since the Merger, we have reduced staffing levels by approximately 13,400 employees and contractors.

     For the three and nine months ended September 30, 2000, we incurred $1.030 billion and $1.336 billion, respectively in Merger-related costs. These included severance and headcount charges resulting from payments to employees who left the business upon the consummation of the Merger and retention bonus payments that were subject to the successful completion of the Merger. Other Merger-related and one-time charges included professional fees, re-branding costs and other costs related to the integration of U S WEST and Qwest. Also included in the Merger-related costs were asset impairment charges of $324 million for the three and nine months ended September 30, 2000.

     A summary, as of September 30, 2001, of Merger-related and other one-time charges accrued at December 31, 2000 and subsequent provisions and charges against those accruals and provisions follows:

                                                         CURRENT       CURRENT
                                       DECEMBER 31,       YEAR          YEAR        SEPTEMBER 30,
                                       2000 BALANCE     PROVISION    UTILIZATION    2001 BALANCE
(DOLLARS IN MILLIONS)                  -------------    ---------    -----------    -------------
Contractual settlements and legal
  contingencies......................      $376           $274          $218            $432
Severance and headcount-related
  charges............................       130            199           261              68
Other Merger-related and one-time
  charges............................        17            151           158              10
                                           ----           ----          ----            ----
          Total Merger-related and
            other one-time charges...      $523           $624          $637            $510
                                           ====           ====          ====            ====

     We do not foresee any additional Merger-related charges and anticipate that the majority of the contractual settlements, severance and other Merger-related and one-time charge accruals will be paid by the end of the current fiscal year. Legal contingencies will be paid as the related matters are resolved. When matters are finalized, any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other one-time charges.

NOTE 3: ACCESS LINES RETURNED TO SERVICE

     During 1999 and 2000, U S WEST committed to sell approximately 800,000 access lines to third-party telecommunications service providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens"). Because these access lines were "held for sale," we discontinued recognizing

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

depreciation expense on these assets and recorded them at the lower of their cost or fair value, less estimated cost to sell.

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their fair value at June 30, 2001. The required adjustments to the carrying value of the individual access lines are included in income from continuing operations for the nine months ended September 30, 2001. This resulted in a charge to depreciation of $222 million.

     In April 2001, we sold approximately 38,000 access lines resulting in a gain for the nine months ended September 30, 2001 of $50 million.

NOTE 4: INVESTMENT WRITE-DOWNS AND DECLINE IN MARKET VALUE OF FINANCIAL INSTRUMENTS

     Investment write-downs. The following is a summary of the investment write-downs recorded during the nine months ended September 30, 2001 and 2000. There were no investment write-downs for the three months ended September 30, 2001 or 2000.

                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                               2001     2000
(DOLLARS IN MILLIONS)                                         ------    ----
KPNQwest investment.........................................  $3,048    $ --
Lucent Technology, Inc. investment..........................      36      --
Other investment losses.....................................     163     447
                                                              ------    ----
Total investment write-downs................................  $3,247    $447
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

     - Analysts recommendations and stock price projections

     - The length of time market value was less than the carrying value

     - Stock price volatility and near term potential for recovery

     - Qwest's intent and ability to retain the investment

     As a result of the review of our portfolio of equity securities for the three months ended September 30, 2001 and 2000, no charges were recorded to reduce the carrying values of our investments to their estimated fair values. For the nine months ended September 30, 2001 and 2000, charges of $3.247 billion and $447 million, respectively, were recorded to reduce the carrying values of our investments to their estimated fair values.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     KPNQwest equity investment. In March 1999, KPN Telecom B.V. ("KPN") and pre-Merger Qwest formed the corporate joint venture, KPNQwest. The carrying value of Qwest's investment in KPNQwest at the date of the Merger was $552 million. On June 30, 2000, our preliminary estimate of the value of our investment in KPNQwest was $7.9 billion, based upon the closing price of the 11% publicly traded minority stake of $39.625 per share on that date. However, because our investment in KPNQwest is subject to a number of restrictions, the fair value of our investment was ultimately determined by an independent appraisal.

     As part of the finalization of the purchase price allocation associated with the Merger, we engaged an independent appraiser to perform a valuation of our investment in KPNQwest as of June 30, 2000. The appraisal was completed in June 2001, and indicated a fair value for our investment in KPNQwest of $4.8 billion or $23.775 per share. Accordingly, the carrying value of the KPNQwest investment was adjusted, in accordance with purchase accounting, to equal the $4.8 billion fair value.

     At June 30, 2001, we evaluated our investment in KPNQwest and concluded that the decline in fair value from $4.8 billion was other than temporary. Factors considered in reaching this conclusion included the following, among others:

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

     As a result of the evaluation of our investment in KPNQwest, we concluded that the fair value of our investment at June 30, 2001 was $1.3 billion and took a charge of $3.048 billion to reduce the carrying value to the estimated fair value of the investment.

     Other investments. During the nine months ended September 30, 2001, we concluded that several other investments in equity securities had experienced declines in fair value that were other than temporary and we recognized a loss of $199 million for the nine months ended September 30, 2001.

     Included in this charge for the nine months ended September 30, 2001 was a charge for $36 million relating to our investment in Lucent Technology, Inc. ("Lucent") based on our conclusion at June 30, 2001 detailed below. Although the market price for Lucent stock had declined below our carrying value as of March 31, 2001, we concluded that insufficient evidence existed to reach a conclusion that the decline was not temporary. Factors considered in reaching that conclusion included Lucent's earnings trends, financial health (including debt and analyst ratings), asset quality, executive management changes, restructuring plans, large customer contract announcements and actions taken to reduce headcount, capital and other expenditures. In addition, we considered the potential acquisition of Lucent by a large European telecommunications equipment manufacturer.

     At June 30, 2001, we again evaluated our investment in Lucent and concluded that the decline in fair value was other than temporary. Factors considered in reaching this conclusion included the following:

     1. An additional three months of declines in the Lucent stock price.

     2. The magnitude by which Lucent did not meet analysts' first quarter 2001 earnings estimates.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

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

     For the nine months ended September 30, 2000, we recorded charges of $447 million associated with an other than temporary decline in our Global Crossing Ltd. ("Global Crossing") investment.

     Decline in market value of derivatives. On August 22, 2001, we settled derivative contracts associated with our previously-owned equity investment in Global Crossing. These derivatives were recorded at market value with any change in market value taken immediately to income. Due to a decline in the market value of the derivatives, we recorded a charge of $7 million for the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2000, the increase (decrease) in market value was $58 million and ($263) million, respectively.

NOTE 5: WEIGHTED AVERAGE SHARES

     The following table is a reconciliation of basic weighted average shares to diluted weighted average shares. The 2000 shares have been adjusted to reflect the conversion of the U S WEST shares into Qwest shares due to the Merger.

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                      --------------    --------------
                                                      2001     2000     2001     2000
(SHARES IN MILLIONS)                                  -----    -----    -----    -----
Basic weighted average shares outstanding...........  1,664    1,662    1,660    1,644
Dilutive effect of stock options....................     --       --       --       42
                                                      -----    -----    -----    -----
Diluted weighted average shares outstanding.........  1,664    1,662    1,660    1,686
                                                      =====    =====    =====    =====

     For the three and nine months ended September 30, 2001, 121 million options were excluded from the earnings per share computation solely because their effect was anti-dilutive. For the three and nine months ended September 30, 2000, 128 million and 11 million options, respectively, were excluded because their effect was also anti-dilutive.

NOTE 6: SEGMENT INFORMATION

     We operate in four segments: retail services, wholesale services, network services and directory services. The retail services segment provides local telephone and data services, long-distance voice and data services and wireless services. The wholesale services segment provides exchange access services that connect customers to the facilities of interexchange carriers ("IXCs") and interconnection to our local telecommunications network to competitive local exchange carriers ("CLECs"). The network services segment provides access to our telecommunications network, including our information technologies, primarily to our retail services and wholesale services segments. The directory services segment publishes White and Yellow Pages telephone directories and provides electronic directory and other information services. We provide the majority of our services to more than 25 million residential and business customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (our "local service area").

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Following is a breakout of our segments. The accounting principles used are the same as those used in the condensed consolidated financial statements. The "other" category includes unallocated corporate expenses and revenues. We internally track, separately, only the assets of our directory services segment and all remaining assets are included as a reconciling item. The "Reconciling Items" category also includes other adjustments. The figures presented below for the three and nine months ended September 30, 2000 have been adjusted to reflect certain reclassifications to conform with the presentation of the corresponding periods of 2001.

                                                              TOTAL
                                                          COMMUNICATIONS
                         RETAIL    WHOLESALE   NETWORK     AND RELATED     DIRECTORY           RECONCILING   CONSOLIDATED
                        SERVICES   SERVICES    SERVICES      SERVICES      SERVICES    OTHER      ITEMS         TOTAL
                        --------   ---------   --------   --------------   ---------   -----   -----------   ------------
                                                              (DOLLARS IN MILLIONS)
THREE MONTHS ENDED
  SEPTEMBER 30,
2001
External revenues.....   $3,603      $777      $    13        $4,393        $  371     $   2     $    --       $ 4,766
EBITDA(1).............    2,718       664       (1,598)        1,784           260      (279)         --         1,765
Assets................       --        --           --            --         1,819        --      72,881        74,700
Capital
  expenditures........      287        --        1,880         2,167            --        65          --         2,232
2000
External revenues.....    3,484       823           88         4,395           351        19          --         4,765
EBITDA(1).............    2,758       696       (1,341)        2,113           216      (465)         --         1,864
Assets................       --        --           --            --         1,194        --      70,894        72,088
Capital
  expenditures........      198        15        1,820         2,033            12        33          --         2,078

                                                              TOTAL
                                                          COMMUNICATIONS
                         RETAIL    WHOLESALE   NETWORK     AND RELATED     DIRECTORY             RECONCILING   CONSOLIDATED
                        SERVICES   SERVICES    SERVICES      SERVICES      SERVICES     OTHER       ITEMS         TOTAL
                        --------   ---------   --------   --------------   ---------   -------   -----------   ------------
                                                               (DOLLARS IN MILLIONS)
NINE MONTHS ENDED
  SEPTEMBER 30,
2001
External revenues.....  $11,558     $2,292     $   104       $13,954        $1,061     $    24     $    --       $15,039
EBITDA(1).............    9,062      1,925      (5,090)        5,897           698        (804)         --         5,791
Assets................       --         --          --            --         1,819          --      72,881        74,700
Capital
  expenditures........      655         --       6,966         7,621             2         168          --         7,791
2000
External revenues.....    8,154      2,337         113        10,604         1,029         (41)         --        11,592
EBITDA(1).............    6,336      1,954      (2,945)        5,345           634      (1,048)         --         4,931
Assets................       --         --          --            --         1,194          --      70,894        72,088
Capital
  expenditures........      527         97       4,314         4,938            35          33          --         5,006

---------------

(1) Earnings before interest, income taxes, depreciation and amortization ("EBITDA") does not include non-recurring and non-operating items such as Merger-related and other one-time charges, investment write-downs, gains/losses on the sale of investments, declines in the market value of financial instruments and gains/losses on sales of rural exchanges and fixed assets. EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to net earnings (loss) as an indicator of operating performance or as an alternative to cash flows as a source of liquidity, and may not be comparable with EBITDA as defined by other companies.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     A reconciliation from Segment EBITDA to earnings (loss) before income taxes and extraordinary item follows:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 ------------------    -----------------
                                                  2001       2000       2001       2000
(DOLLARS IN MILLIONS)                            -------    -------    -------    ------
Segment EBITDA................................   $1,765     $1,864     $ 5,791    $4,931
Less:
  Depreciation and amortization...............    1,311      1,044       3,941     2,230
  Merger-related and other one-time charges...       --      1,030         624     1,336
  Other expense -- net........................      404         48       4,316     1,169
                                                 ------     ------     -------    ------
Earnings (loss) before income taxes and
  extraordinary item..........................   $   50     $ (258)    $(3,090)   $  196
                                                 ======     ======     =======    ======

NOTE 7: OTHER COMPREHENSIVE INCOME

     Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2001 and 2000 is as follows:

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                 -------------------     -----------------
                                                  2001        2000        2001       2000
(DOLLARS IN MILLIONS)                            -------     -------     -------     -----
Net (loss) income.............................    $(142)      $(248)     $(3,494)    $  36
Other comprehensive (loss) income:
Net unrealized gains (losses) on
  available-for-sale marketable securities,
  net of deferred taxes.......................       (5)        (72)          16      (132)
Foreign currency translation..................       36         (83)         (19)      (83)
                                                  -----       -----      -------     -----
Comprehensive loss............................    $(111)      $(403)     $(3,497)    $(179)
                                                  =====       =====      =======     =====

     Net unrealized losses for the quarters ended September 30, 2001 and 2000 were net of deferred tax benefits of $3 million and $46 million, respectively. Net unrealized gains and losses for the nine months ended September 30, 2001 and 2000 were net of deferred tax expenses (benefits) of $10 million and ($86) million, respectively.

     Embedded in net unrealized gains and losses on available-for-sale marketable securities are reclassification adjustments. Reclassification adjustments are comprised of amounts that have been removed from comprehensive income and recognized in income or loss from operations in the condensed consolidated statement of operations during the periods cited below. For the nine months ended September 30, 2001, unrealized gains and losses on marketable securities included reclassification adjustments of $36 million of losses (net of deferred tax benefits of $23 million) pertaining to other than temporary impairments of our investments in certain marketable equity securities.

     For the nine months ended September 30, 2000, net unrealized losses on marketable securities include reclassification adjustments of $319 million (net of deferred tax benefits of $128 million) pertaining to an other than temporary decline in our investment in Global Crossing common stock, offset by realized gains from the sale of marketable securities.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTE 8: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     Minimum Usage Requirements and Other Commitments. We have agreements with IXCs and third party vendors that require us to maintain minimum monthly and/or annual billings based on usage. We believe that we will meet substantially all minimum usage commitments. We also have certain agreements with third party vendors that require payments that are unconditional. Where requirements have not been met, we have recorded appropriate charges. We have reflected in our financial statements the financial impact of all current, unmet minimum usage requirements.

CONTINGENCIES

     In January 2001, an amended purported class action complaint was filed in Denver District Court against us and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that we have a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants' efforts to close the Merger in advance of the record date and the defendants' failure to pay the dividend breaches fiduciary duties owed to stockholders of U S WEST. In June 2000, the court rejected the plaintiffs' motion for a temporary restraining order attempting to prevent the closing of the Merger. In October 2001, our motion to dismiss the complaint was denied. Discovery has now commenced.

     Through September 2001, seven purported class action complaints had been filed in various state courts against us and U S WEST on behalf of customers in the states of Arizona, Colorado, Minnesota, New Mexico, Oregon, Utah and Washington. The complaints alleged, among other things, that from 1993 to the present, U S WEST, in violation of alleged statutory and common law obligations, willfully delayed the provision of local telephone service to the purported class members. The complaints also alleged that U S WEST misrepresented the date on which such local telephone service was to be provided to the purported class members. The complaints sought compensatory damages for purported class members, disgorgement of profits and punitive damages. The parties have signed agreements to settle the complaints. As of September 2001, the settlements have been approved by all of the courts.

     In April 1999, CSX Transportation, Inc. filed a complaint in federal district court in Jacksonville, Florida against us claiming breach of a 1995 contract. Discovery in the case is ongoing, and trial is scheduled to commence in May 2002.

     Through September 2001, several purported class actions have been filed in various courts against us on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. The complaints challenge our right to install our fiber optic cable network in railroad rights-of-way and in California, Colorado, Illinois, South Carolina and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges our right to install fiber optic cable in any right of way, including public highway. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit us to install our fiber optic cable network on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, Tennessee and Texas actions purport to be on behalf of a class of such landowners in Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, Tennessee and Texas, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which our network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The South Carolina action purports to be on behalf of landowners adjacent to railroad rights-of-way over which our network passes in Georgia, North Carolina, South Carolina and Virginia. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. None of the complaints have been

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

certified by a court as an appropriate state-wide or national class action. In Tennessee, the court certified a class of a small number of counties, and that ruling is on appeal. We have received, and may in the future receive, additional claims and demands that may be based on similar or different legal theories.

     From March 2, 2000 to March 9, 2000, five purported class action complaints were filed against us in state court in Delaware on behalf of our stockholders. The complaints allege that we and our directors breached our fiduciary duty by entering into the Merger and by agreeing not to solicit alternative transactions. Since the filing of the complaints, there has been no discovery or other activity in the cases.

     On March 17, 2000 and March 20, 2000, two class action complaints were filed in federal district court in Delaware against us and our Chairman and Chief Executive Officer, Joseph P. Nacchio, on behalf of U S WEST stockholders. The complaints allege, among other things, that Qwest and Mr. Nacchio made material false statements regarding our intent to solicit an alternative transaction to the Merger. Since the filing of the complaints, there has been no discovery or other activity in the cases.

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

     On July 23, 2001, we filed a demand for arbitration against Citizens alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges dated as of June 16, 1999, between Citizens Utilities Company and U S WEST Communications, Inc., with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens failed to close the exchange sales in violation of the terms of the Purchase Agreements. Citizens in turn filed a demand alleging claims against us in connection with the sale of those same exchanges. In the arbitration, we seek a determination that Citizens breached the agreements and, as a result, we are entitled to retain the letters of credit Citizens provided in connection with the transactions and other damages. Citizens seeks a determination that we breached the agreements and, as a result, they are entitled to damages. This dispute is still at a preliminary stage.

     In August 2001, we filed a complaint in state court in Colorado and an arbitration demand against Touch America, Inc. ("Touch America"). In response, also in August 2001, Touch America filed a complaint against us in federal district court in Montana and removed our state court complaint to federal district court in Colorado. Touch America's complaint was dismissed on November 5, 2001. The disputes between us and Touch America relate to various billing, reimbursement and other commercial disputes arising under agreements entered into for the sale of our interLATA (local access transport area) business in our local service area to Touch America on June 30, 2000. Each party seeks damages against the other for amounts billed and unpaid and for other disputes. The maters are in a preliminary stage, discovery has not begun in these cases and no dates have been set for trial or arbitration.

     From July 27, 2001 to October 1, 2001, seven purported class action complaints were filed in federal district court in Colorado against us, our Chairman and Chief Executive Officer, Joseph P. Nacchio, and our

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

Chief Financial Officer, Robin R. Szeliga on behalf of purchasers of our publicly traded stock between March 22, 2001 and July 23, 2001. One of the seven complaints has been voluntarily dismissed. The remaining six complaints, which have been consolidated, allege, among other things, that Qwest, Mr. Nacchio and Ms. Szeliga made material false statements regarding the results of operations for the quarter ended March 31, 2001 in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and that, during the above period, the individual defendants sold shares of our common stock. The complaints allege that our first quarter 2001 results and the statements regarding those results were false and misleading due to our alleged improper valuation of KPNQwest in violation of generally accepted accounting principles, and due to the following alleged facts which the plaintiffs claim were undisclosed: (1) first quarter earnings were better than expected because of a change in the discount rate used to calculate our pension obligations; (2) we failed to properly "write-down" the value of our holdings in KPNQwest; (3) our aggressive use of capitalization to classify interest and software development costs as assets rather than expenses increased first quarter earnings; and (4) our selling, general and administrative expenses were 22% of sales, not due to tight expense controls but to improper classification of selling, general and administrative expenses as cost of sales. The complaints seek unspecified compensatory damages and other relief. Since the filing and consolidation of the actions, the court has appointed a lead plaintiff and lead counsel; otherwise, there has been no discovery or other activity in these cases.

     We have also been named as a defendant in various other litigation matters. We intend to vigorously defend these outstanding claims.

     We have provided for these matters in our condensed consolidated financial statements as of September 30, 2001. We do not expect any material adverse impacts in excess of such provision as a result of the ultimate resolution of these matters.

NOTE 9: SUBSEQUENT EVENTS

     In October 2001, we entered into agreements under which we will purchase approximately 14 million shares of KPNQwest common stock, and Anschutz Company, our principal stockholder, will purchase approximately 6 million shares, from Koninklijke KPN N.V., the Dutch telecommunications company. The agreed upon purchase price was $4.58 per share. After completion of the purchase, we will own approximately 47.5% of the voting power of the KPNQwest stock. As part of the agreement, KPN granted us an option to purchase some or all of KPN's shares in KPNQwest. The purchase, which is subject to several conditions including antitrust approval in several European jurisdictions and KPNQwest shareholder approval of certain amendments to the KPNQwest articles of association, is expected to be completed before December 31, 2001. We will continue to account for our proportionate share of KPNQwest's operations under the equity method of accounting.

     On October 31, 2001, we announced a voluntary stock option exchange. Under the terms of the offer and subject to certain restrictions, Qwest employees may exchange all or a portion of their stock options with an exercise price of $35 or more. The offer is available only to our full-time, non-union employees (excluding 15 senior executives), with options granted by Qwest or U S WEST. Options surrendered by an employee will be cancelled and new options will be issued no earlier than six months and one day after the termination of the option exchange offer. The exercise price on the new options will equal the closing market price on the day the new options are granted. The options will vest ratably over a four-year period commencing on the new option grant date. For more information, see Amendment No. 1 to Schedule TO which we filed with the Securities and Exchange Commission on November 5, 2001.

NOTE 10: NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement has no impact on our results from operations or our financial position.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We currently estimate the adoption of SFAS No. 142 will reduce our amortization expense by approximately $850-$950 million annually, beginning January 1, 2002. We are currently evaluating the impact this pronouncement will have on the value of our intangible assets.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

     On July 19, 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue 00-11, "Meeting the Ownership Transfer Requirements of FASB Statement No. 13 for Leases of Real Estate." This issue is primarily concerned with ownership transfer requirements for a sales-type lease of property under SFAS No. 13. According to EITF 00-11, a nominal purchase option contained in a lease does not satisfy the transfer of ownership criterion in SFAS No. 13 for transfers of real property, if the failure to pay the nominal amount results in ownership not being transferred to the lessee. EITF 00-11 provides, however, that this criterion will be met in cases involving integral equipment or property improvements when the lessor agrees, regardless of whether or not the lessee pays any amount, to execute and deliver to the lessee all documents (including, if applicable, a bill of sale) that may be required to release the property from the lease and transfer ownership to the lessee. EITF 00-11 applies to leases entered into after July 19, 2001 and to certain leases modified after that date. We are in compliance with SFAS No. 13 with respect to these ownership transfer requirements.

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

     These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the Securities and Exchange Commission. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

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

     - the duration and extent of the current economic downturn;

     - adverse economic conditions in the markets served by us or by companies in which we have substantial investments;

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

     - failure to maintain rights-of-way; and

     - failure to achieve the projected synergies and financial results expected to result from the acquisition of U S WEST, Inc. ("U S WEST"), by Qwest on June 30, 2000 (the "Merger"), and difficulties in combining the operations of the combined company, which could affect our revenues, levels of expenses and operating results.

     Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report.

     Further, the information contained in this document or in a document incorporated or deemed to be incorporated by reference herein is a statement of our present intention and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

MERGER WITH U S WEST

     The Merger has been accounted for as a reverse acquisition under the purchase method of accounting. For accounting purposes, U S WEST was deemed the acquirer and Qwest the acquired entity. As U S WEST was deemed the accounting acquirer, its historical financial statements have been carried forward as those of the combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock. In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. All share and per share amounts have been restated to give retroactive effect to the exchange ratio.

     The results of operations for Qwest (the acquired entity for accounting purposes) before the Merger ("pre-Merger Qwest"), are not reflected in the accompanying condensed consolidated statements of operations. However, due to the significance of the Merger, the comparison of 2001 to 2000 results in Management's Discussion and Analysis of Financial Condition and Results of Operations will be based upon the 2001 financial statements prepared in accordance with generally accepted accounting principles ("GAAP") (referred to as "As Reported"), the As Reported financial statement for the three months ended September 30, 2000 and the unaudited pro forma financial statement for the nine months ended September 30, 2000. The unaudited pro forma financial statement for the nine months ended September 30, 2000 was prepared as if the Merger occurred on January 1, 2000 and the financial statements of pre-Merger Qwest and U S WEST were combined as of that date. This pro forma financial statement has been adjusted to reflect the elimination of pre-Merger Qwest's in-region long-distance activity, the inclusion of interest expense on pre-Merger Qwest borrowings and the amortization of intangible assets arising out of the Merger. The unaudited pro forma results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of what the actual results of operations might have been if the Merger had been effective at the beginning of 2000.

                                      THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------------   ---------------------------------------
                                    2001       2000                            2001      2000
                                     AS         AS           INCREASE           AS        PRO          INCREASE
                                  REPORTED   REPORTED       (DECREASE)       REPORTED    FORMA        (DECREASE)
(DOLLARS IN MILLIONS)             --------   --------   ------------------   --------   -------   ------------------
Operating revenues:
  Commercial services...........   $2,373     $2,421    $   (48)      (2.0)% $ 8,020    $ 6,881   $ 1,139       16.6%
  Consumer and small business
    services....................    1,752      1,694         58        3.4%    5,144      5,009       135        2.7%
  Directory services............      371        351         20        5.7%    1,061      1,029        32        3.1%
  Switched access services......      270        299        (29)      (9.7)%     814      1,017      (203)     (20.0)%
                                   ------     ------    -------   --------   -------    -------   -------   --------
         Total operating
           revenues.............    4,766      4,765          1        0.0%   15,039     13,936     1,103        7.9%
                                   ------     ------    -------   --------   -------    -------   -------   --------
Operating expenses:
  Cost of services..............    1,697      1,558        139        8.9%    5,343      4,577       766       16.7%
  Selling, general and
    administrative..............    1,304      1,343        (39)      (2.9)%   3,905      4,064      (159)      (3.9)%
                                   ------     ------    -------   --------   -------    -------   -------   --------
  EBITDA........................    1,765      1,864        (99)      (5.3)%   5,791      5,295       496        9.4%
  Depreciation..................      996        727        269       37.0%    2,693      2,002       691       34.5%
  Depreciation adjustment for
    access lines returned to
    service.....................       --         --         --        N/A       222         --       222        N/A
  Goodwill and other intangible
    amortization................      315        317         (2)      (0.6)%   1,026        951        75        7.9%
  Merger-related and other
    one-time charges............       --      1,030     (1,030)    (100.0)%     624      1,336      (712)     (53.3)%
                                   ------     ------    -------   --------   -------    -------   -------   --------
         Total operating
           expenses.............    1,311      2,074       (763)     (36.8)%   4,565      4,289       276        6.4%
                                   ------     ------    -------   --------   -------    -------   -------   --------
Operating income (loss).........      454       (210)       664      316.2%    1,226      1,006       220       21.9%
Other expense (income)-net:
  Interest expense-net..........      380        314         66       21.0%    1,061        807       254       31.5%
  Investment write-downs........       --         --         --        N/A     3,247        447     2,800      626.4%
  Decline (increase) in market
    value of financial
    instruments.................        7        (58)        65     (112.1)%       7        263      (256)     (97.3)%
  (Gain) loss on sales of rural
    exchanges and fixed
    assets......................       --         39        (39)     100.0%      (50)        39       (89)     228.2%
  Gain on sales of
    investments.................       --       (252)       252     (100.0)%      --       (375)      375     (100.0)%
  Other expense-net.............       17          5         12      240.0%       51         24        27      112.5%
                                   ------     ------    -------   --------   -------    -------   -------   --------
         Total other
           expense-net..........      404         48        356      741.7%    4,316      1,205     3,111      258.2%
                                   ------     ------    -------   --------   -------    -------   -------   --------
Income (loss) before income
  taxes and extraordinary
  item..........................       50       (258)       308      119.4%   (3,090)      (199)   (2,891)  (1,452.8)%
Income tax provision
  (benefit).....................      192        (10)       202   (2,020.0)%     339        215       124       57.7%
                                   ------     ------    -------   --------   -------    -------   -------   --------
Loss before extraordinary
  item..........................     (142)      (248)       106       42.7%   (3,429)      (414)   (3,015)    (728.3)%
Extraordinary item -- early
  retirement of debt, net of
  tax...........................       --         --         --        N/A       (65)        --       (65)       N/A
                                   ------     ------    -------   --------   -------    -------   -------   --------
Net loss........................   $ (142)    $ (248)   $   106       42.7%  $(3,494)   $  (414)  $(3,080)    (744.0)%
                                   ======     ======    =======   ========   =======    =======   =======   ========
Diluted loss per share..........   $(0.09)    $(0.15)   $  0.06       40.0%  $ (2.10)   $ (0.25)  $ (1.85)    (740.0)%
                                   ======     ======    =======   ========   =======    =======   =======   ========

RESULTS OF OPERATIONS

  Three and Nine Months Ended September 30, 2001 Compared with 2000

  REVENUES:

     Total Revenues. Total revenues for the three months and nine months ended September 30, 2001 were $4.766 billion and $15.039 billion, respectively. When compared to the same periods in 2000, revenues were flat for the three months ended September 30, 2001 while they grew $1.103 billion or 7.9% for the nine months ended September 30, 2001. Although total revenue did not grow during the three months ended September 30, 2001, certain areas within the business continued to generate increasing revenues such as Internet Protocol ("IP"), which includes, among other things, digital subscriber lines ("DSL"), dedicated Internet access ("DIA"), virtual private networks ("VPN"), professional services and web hosting, traditional private lines and wireless products and services. DSL subscribers grew by 84% over the same period in 2000 to 391,000 customers in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming (our "local service area"). These increases were offset, however, by declines in optical capacity asset sales, IP equipment sales and local service revenues. The major contributors to the growth for the nine months ended September 30, 2001 over the nine months ended September 30, 2000 were sales of optical capacity assets, traditional private lines, DSL, DIA, VPN, professional services, web hosting and wireless products and services. Data and IP products and services revenues represent more than 23% of total revenue for the three months ended September 30, 2001. We believe revenues from data and IP products and services will account for an increasingly larger portion of our revenues in future periods.

     Revenues for the foreseeable future may reflect the continuing impact of a slowing economy as well as a fundamental shift in the wholesale buying behavior for optical capacity as customers shift away from network asset purchases to shorter-term agreements. In addition, our CyberCenters may experience lower than expected utilization if the current economic conditions persist.

     Commercial Services Revenues. Commercial services revenues are derived from sales of IP, data, voice and wireless products and services provided to both retail and wholesale business customers. For the three months ended September 30, 2001, commercial services revenues decreased by $48 million or 2.0% from the comparable period in 2000. While sales of our IP and certain data services (DSL, DIA, VPN, traditional private line, professional services, web hosting and dial Internet access) continued to grow, these increases were more than offset by the reduction in optical capacity asset revenues and IP equipment sales. Declining optical capacity asset revenue sales were the result of softening wholesale demand and a shift in customer purchasing behavior away from network asset purchases to shorter-term agreements. The increase in commercial services revenues for the nine months ended September 30, 2001 as compared to the same period last year was $1.139 billion or 16.6%, and was primarily attributable to growth in our data services and IP (DSL, DIA, VPN, professional services, web hosting and dial Internet access) and optical capacity asset sales. During the three-and nine-month periods ended September 30, 2001, we recognized $133 million and $989 million, respectively, in revenues from optical capacity asset sales under indefeasible right of use ("IRU") agreements versus $232 million and $648 million, respectively, for the comparable periods in 2000. Certain rule-making bodies, such as the Financial Accounting Standards Board ("FASB") and the Emerging Issues Task Force ("EITF"), are currently discussing matters that may impact the accounting for sales-type leases. We actively monitor these rule-making activities and evaluate their impact on our current accounting practices.

     Consumer and Small Business Services Revenues. Consumer and small business services revenues are derived from sales of IP, data, voice and wireless products and services to the consumer and small business markets. The increases in consumer and small business services revenues for the three and nine months ended September 30, 2001 over comparable periods in 2000, were principally attributable to sales of wireless products and data services such as DSL whose revenue grew by approximately 80%. Wireless products and services revenue in the three- and nine-month periods ended September 30, 2001 grew by 68% and 55%, respectively, over the three- and nine-month periods ended September 30, 2000. Average revenue per user increased for the second straight quarter, increasing from $52 in the second quarter of 2001 to $55 in the third quarter as we continued to focus on high-value customers and exited the low-usage, pre-paid business. Sales of bundled packages (which include the phone line, calling features and/or wireless services) to our small business and consumer customers for these periods also contributed to the revenue growth. Partially offsetting these increases were declines in local service revenues and intra-LATA toll revenues in our local service area as a result of the slowing economy, competitive losses and technology displacement. In addition, the number of consumer local access lines declined 2.2% from September 30, 2000.

     Directory Services Revenues. Directory services revenues are derived primarily from selling advertising in our published directories. Directory services revenues increased 5.7% for the three months ended September 30, 2001 and 3.1% for the nine months ended September 30, 2001 primarily due to increased advertising rates and a change in the mix and length of directories published as compared to the same periods in the prior year.

     Switched Access Services Revenues. Switched access services revenues are derived from inter- and intrastate switched access from interexchange carriers ("IXCs"). The decreases in switched access services revenues for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 were principally attributable to increased competition and federal access reform that reduced the rates we are able to collect for switched access services. We believe revenues from switched access services will continue to be negatively impacted by federal access reform.

  OPERATING EXPENSES

     Cost of services. Cost of services, as a percent of revenues, increased to 35.6% for the three months ended September 30, 2001 from 32.7% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, cost of services, as a percent of revenues, increased to 35.5% versus 32.8% for the comparable period in 2000. The increase in cost of services for the three months ended September 30, 2001 was primarily attributable to an increase in switched and special access charges associated with increased volumes for our long-distance voice services and growth in our data and DIA services offered outside our local service area. Partially offsetting this growth was a decrease in cost of goods sold associated with declining optical capacity asset sales. For the nine months ended September 30, 2001 as compared to the same period in 2000, the increase was principally due to increased cost of goods sold associated with increased optical capacity asset sales and an increase in switched and special access charges associated with increased volumes for our long-distance voice services and growth in our data and DIA services offered outside our local service area. In addition, for both the three- and nine-month periods, a shift in our product mix to higher growth services, costs associated with the sales of data and wireless products and services, introduction of new product platforms (including Qwest's Internet dial and hosting infrastructure), expenses associated with improving local service and costs related to our re-entry into the long-distance business in our local service area contributed to the increases. Partially offsetting these increases were decreases in employee-related costs due to the reduction in the overall number of employees and contractors and other savings generated through cost controls and operational efficiencies since June 30, 2000. Operational efficiencies have been realized through the consolidation of core operational units that provide common services and by leveraging our purchasing power throughout the Company.

     Selling, general and administrative. Selling, general and administrative expenses, as a percentage of revenues, decreased from 28.2% for the three months ended September 30, 2000, to 27.4% for the three months ended September 30, 2001. For the nine months ended September 30, 2001, selling, general and administrative expenses, as a percentage of revenues, decreased to 26.0% as compared to 29.2% for the nine months ended September 30, 2000. The percentage decreases were primarily attributable to the reduction in employee headcount and the number of contractors, an increase in the pension credit (net of other post-retirement benefits) and lower taxes (other than income taxes).

     Selling, general and administrative expenses for the three months ended September 30, 2001 decreased $39 million when compared to the same period of 2000. The decrease was primarily due to a higher pension credit (net of other post-retirement benefits) and lower commissions due to changes in our commission compensation plan. These lower costs were offset somewhat by higher professional fees, uncollectible expenses, marketing costs and occupancy costs relating to the opening of several new CyberCenters. For the nine months ended September 30, 2001, selling, general and administrative expenses decreased $159 million compared to the same period in 2000. The decrease was primarily attributable to decreased employee headcount and contractors, a reduction in advertising, lower taxes (other than income taxes), higher pension credit (net of other post-retirement benefits) and lower commissions due to changes in our commission compensation plan. Since June 30, 2000, we have reduced our employee headcount and contractors by approximately 13,400, a portion of which also impacts cost of services. Increases in professional fees, uncollectible expenses and occupancy costs relating to the opening of several new CyberCenters partially offset some of the cost decreases.

     For the three months ended September 30, 2001, results include a pension credit, net of other post-retirement expenses, of $83 million ($52 million after-tax or $0.03 per diluted share) compared to $71 million ($44 million after-tax or $0.03 per diluted share) for the three months ended September 30, 2000. For the nine months ended September 30, 2001, results include a pension credit, net of post-retirement expenses, of $253 million ($157 million after-tax or $0.09 per diluted share) compared to $212 million ($131 million after-tax or $0.08 per pro forma diluted share) for the same period in 2000. We anticipate that our pension credit, net of other post-retirement expenses, will be negatively impacted by lower interest rates and market conditions in 2002. However, we do not anticipate a need to make a contribution to the pension plan in 2002.

     Depreciation. The increases in depreciation expense for the three- and nine-month periods ended September 30, 2001 compared to the same periods in 2000, were primarily attributable to higher overall property, plant and equipment balances resulting from our capital program. In addition, for the nine months ended September 30, 2001 there was an increase in depreciation related to a one-time charge for access lines returned to service. We continue to invest in our network and service platforms to support re-entry into the long-distance business in our local service area, meet forecasted customer demand and make service improvements.

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

     On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their estimated fair value at June 30, 2001. The required adjustments to the carrying value of the individual access lines are included in income from continuing operations for the nine months ended September 30, 2001. This resulted in a charge to depreciation of $222 million.

     Goodwill and other intangible amortization. Amortization expense is directly attributable to goodwill and other intangibles recorded as a result of the Merger. The final purchase price allocation to identifiable intangible assets and goodwill was $4.1 billion and $30.8 billion, respectively. Additionally, $4.8 billion was allocated to our investment in KPNQwest, N.V. ("KPNQwest"), which created a preliminary excess carrying value of $4.2 billion to be amortized over 10 years. For the quarter, amortization was flat as compared to the same quarter in 2000. For the nine months ended September 30, 2001, amortization decreased by $77 million versus the same period in 2000. The decrease was primarily associated with the second quarter 2001 KPNQwest write-down of $3.048 billion. The average amortization period for all identifiable intangibles, the excess basis in KPNQwest and goodwill is 25 years.

     Merger-related and other one-time charges. No Merger-related and other one-time charges were incurred for the three months ended September 30, 2001. For the nine months ended September 30, 2001, we incurred Merger-related and other one-time charges totaling $624 million. We considered only those costs that were incremental and directly related to the Merger to be Merger-related. For the nine months ended September 30, 2001, the Merger-related costs include $274 million of contractual settlements and legal contingencies, $199 million of severance and headcount-related charges and $151 million of other Merger-related and one-time charges. Other Merger-related and one-time charges include professional fees, re-branding costs, other integration-related costs and asset impairment charges.

     We do not foresee any additional Merger-related charges and anticipate that the majority of the contractual, severance and other Merger-related and one-time charge accruals will be paid by the end of the current fiscal year. Legal contingencies will be paid as the related matters are resolved. When matters are finalized, any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other one-time charges.

     Other expense (income)-net. Interest expense was $380 million and $1.061 billion for the three and nine months ended September 30, 2001, respectively, compared to $314 million and $807 million for the three and nine months ended September 30, 2000. The increases in interest expense were primarily attributable to increased borrowings required to fund the capital improvements to our network and the repurchase of shares from BellSouth Corporation ("BellSouth").

     We follow a process of reviewing our portfolio of equity securities on a quarterly basis. We evaluate for other than temporary declines when the carrying value of an investment exceeds its fair value. For a further discussion of the factors we use to determine the fair value of our equity investments, see Note 4 to the condensed consolidated financial statements.

     For the three months ended September 30, 2001, we recorded a write-down of $7 million for a decline in the fair value of our derivative financial instruments. The nine-month period ended September 30, 2001 included a $3.048 billion write-down of our KPNQwest investment, $199 million in other unrealized investment losses and a $7 million write-down for the decline in the fair value of our derivative financial instruments (as described in Note 4 to the condensed consolidated financial statements). The $3.2 billion write-down on our investment in KPNQwest and other marketable equity securities represents a non-cash charge against earnings. At September 30, 2001, subsequent to the charge for other than temporary declines in fair value, these investments had a carrying value of $1.3 billion for KPNQwest and $8 million for our portfolio of other marketable securities.

     An increase of $58 million in the fair value of our derivative financial instruments was reported in the quarter ended September 30, 2000. For the nine months ended September 30, 2000, we recorded a $263 million decline in the market value of our derivative financial instruments and a $447 million write-down of our Global Crossing Ltd. ("Global Crossing") investment. In addition, we generated gains on the sales of various marketable equity securities of $252 million and $375 million for the three and nine months ended September 30, 2000, respectively. We also incurred a loss of $39 million on the sale of fixed assets for the three and nine months ended September 30, 2000.

     During the nine months ended September 30, 2001, we completed a sale of approximately 38,000 access lines in Utah resulting in a gain of $50 million.

     Other expenses include losses from our investments accounted for under the equity method and regulatory interest expense, net of interest income on short-term investments.

     Provision for income taxes. The effective tax rates for all periods presented were impacted by the non-deductible goodwill and KPNQwest excess basis amortization and foreign losses associated with our investment in KPNQwest. All periods presented except for the three months ended September 30, 2001 were also affected by certain non-deductible Merger-related costs. In addition, the nine months ended September 30, 2001 was impacted by the non-deductible KPNQwest investment write-down. Excluding the impact of these items, the effective tax rates for the three months ended September 30, 2001 and 2000 were 61.3% and 36.8%, respectively. The increase in our effective tax rate was due to an increase in our non-deductible expenses and other permanent differences as a percentage of our revised estimated 2001 annual pre-tax income. A one-time, $150 million catch-up adjustment to tax expense was recorded in the three-month period ended September 30, 2001 to reflect the effective tax rate change. For the nine months ended September 30, 2001 and September 30, 2000, the effective tax rates after adjustment for the items discussed above, were 42.5% and 38.0%, respectively. The changes in these adjusted effective tax rates were primarily due to miscellaneous non-deductible expenses and other permanent differences and tax credits.

     Extraordinary item -- early retirement of debt. During the nine months ended September 30, 2001, we completed a tender offer to buy back certain outstanding debt. In the tender offer, we repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, we incurred a pre-tax charge of $106 million ($65 million after tax) in premium payments.

     Net loss. Net loss for the three months ended September 30, 2001 was $142 million compared to a net loss of $248 million in the third quarter of 2000. The change was primarily due to a decrease in Merger-related expenses combined with flat revenue growth. This was offset somewhat by a decrease in the gains on sale of investments and increases in depreciation, interest and higher tax expense due to a cumulative catch-up adjustment. Our net loss increased from $414 million in the first nine months of 2000 to a $3.494 billion loss during the same period in 2001. The change was primarily due to the write-down of our investment in KPNQwest. Other contributors were the one-time depreciation charge to return access lines to service, higher depreciation driven by the continued investment in our network, an increase in interest expense and higher tax expense due to a cumulative adjustment. A reduction in Merger-related costs helped to reduce the impact of these additional charges.

     Diluted loss per share for the three months ended September 30, 2001 and 2000 were $0.09 and $0.15, respectively. The decrease in diluted loss per share from the quarter ended September 30, 2000 as compared to the same period in 2001 was due to the decrease in Merger-related costs combined with flat revenue growth. This charge was partially offset by a decrease in the gains on sale of investments and increases in depreciation, interest and higher tax expense due to a cumulative catch-up adjustment. For the nine months ended September 30, 2001 and 2000, the diluted loss per share was $2.10 and $0.25, respectively. The increase in diluted loss per share for the comparable nine-month periods ended September 30, 2001 and 2000 resulted from the loss generated during 2001 primarily relating to the write-down of our KPNQwest investment, the one-time depreciation charge to return access lines to service, higher depreciation driven by the continued investment in our network, an increase in interest expense and higher tax expense due to a cumulative catch-up adjustment. The increased loss was partially offset by a reduction in Merger-related costs. The diluted losses per share for the three and nine months ended September 30, 2001 were impacted by the repurchase of our common stock from BellSouth that offset some of the increase in shares outstanding at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The liquidity and capital resources analysis is based upon "As Reported" results. Consequently, operating, investing and financing activities for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 were impacted significantly by the Merger.

     Operating Activities. Cash provided by operations increased to $3.356 billion for the nine months ended September 30, 2001 from $2.804 billion for the same period in 2000. The change was primarily due to the growth in net income after adjusting for depreciation, amortization, the write-down of our KPNQwest investment and gains and losses on the sale of investments. In addition, cash flow from operations was impacted by an increase in net accounts receivable ($217 million), inventories and supplies ($105 million) and a decrease in other accrued expenses ($1.086 billion). The change in other accrued expenses was due to higher than anticipated health care payments and a net reduction in our plant, property and equipment accruals.

     On January 16, 2001, we entered into an agreement with BellSouth under which BellSouth committed to acquire services from us over a five-year period. The agreement provides that BellSouth will make payment for the services in Qwest common stock based upon values contained in the agreement. At September 30, 2001, we had invoiced BellSouth for approximately $70 million which, along with services invoiced prior to the settlement date, will be settled with our common stock in December 2001.

     Due to a net tax loss being generated during the current tax year, we have made minimal income tax payments in 2001.

     Investing Activities. Capital expenditures were $7.791 billion for the nine months ended September 30, 2001 and $5.006 billion for the nine months ended September 30, 2000. Capital expenditures have been, and continue to be, focused on the modernization and expansion of our telecommunications network, expansion of our wireless, local broadband, Internet and data communications networks, re-entry into the long-distance business in our local service area and service improvements. Our capital expenditures through September 30, 2001 represent over 90% of our expected capital spending for the year of approximately $8.5 billion. The disproportionate capital costs for the first three quarters of the year are primarily attributable to capital spending associated with our re-entry into the long-distance business in our local service area, service quality improvements and infrastructure built to meet forecasted demand at such time. Included in our expenditures for property, plant and equipment are cash expenditures for optical capacity purchase agreements. The purchases are principally for capacity outside the United States. These agreements provide us with the right, among other things, to network capacity provided by major carriers on specific routes at current market rates for periods of 20 to 25 years. Several of these carriers have also acquired optical capacity from us, principally in the United States, during 2001 in separate cash transactions at market rates. These transactions are accounted for separately as purchases of property, plant and equipment used in our operations and as sales of inventory. Property, plant and equipment increased by approximately $418 million and $868 million due to these purchases during the three- and nine-month periods ended September 30, 2001, respectively. Of these purchases during the nine months, $672 million was acquired with cash and $196 million with a note. With these same vendors, we also entered into sales contracts valued at $870 million during the nine months ended September 30, 2001. Revenue recognized for optical capacity sold to these vendors was $124 million and $664 million for the three- and nine-month periods ended September 30, 2001, respectively.

     During the nine months ended September 30, 2001, we sold approximately 38,000 access lines resulting in a gain of $50 million and generating cash proceeds of $91 million.

     Future cash needs could be impacted by the pursuit of new business opportunities, including the acceleration of the deployment of additional and/or advanced new services to customers, such as broadband data, wireless and video services. In addition, the expansion and upgrades of our network could affect our future cash requirements. We expect that such cash needs, if any, will be funded through operations, the sale of assets and, when necessary, the issuance of debt.

     Financing Activities. Cash provided by financing activities was $4.740 billion and $590 million for the nine months ended September 30, 2001 and 2000, respectively. In 2001, we increased our commercial paper balances to finance the acquisition of telecommunications equipment for the upgrade and expansion of our network and to fund general Company operations. Long-term borrowings increased during 2001 to refinance maturing commercial paper obligations, finance the acquisition of telecommunications equipment for the upgrade and expansion of our network and to fund general Company operations. During the nine months ended September 30, 2001 we reacquired 22.22 million shares of our common stock from BellSouth for $1.0 billion.

     In March 2001, we completed a cash tender offer to buy back certain outstanding debt. In the tender offer, we repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, we incurred $106 million ($65 million after tax) in premium payments.

     On May 2, 2001, our Board of Directors approved a dividend of five cents per share on our common stock which was paid to stockholders of record as of the close of business on June 1, 2001 in satisfaction of any prior statement by us in connection with or following the Merger regarding the payment or declaration of dividends. As a result, dividends of $83 million were paid on common stock for the nine months ended September 30, 2001 compared to $542 million in the comparable 2000 period. The decline was due to a change in the dividend policy after the Merger.

     We maintain commercial paper programs to finance purchases of telecommunications equipment. As of September 30, 2001, we had a $4.0 billion syndicated credit facility to support our commercial paper programs. The syndicated credit facility matures on May 3, 2002.

     We currently believe that cash flow from operations and available debt financing will be sufficient to satisfy our anticipated cash requirements for the next 12 months. Currently, we do not anticipate a need for any additional equity or debt financing beyond that period. However, depending upon, among other things, the impact of the current economic slowdown on our future operating results, changes in the strategic direction of the Company and the success of our cost cutting initiatives, we may be required to fund some of our cash requirements with additional equity or debt financing.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our consolidated financial results.

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We currently estimate the adoption of SFAS No. 142 will reduce our amortization expense by approximately $850-$950 million annually beginning January 1, 2002. We are currently evaluating the impact this pronouncement will have on the value of our intangible assets.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. Long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held or used except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

     On July 19, 2001, the EITF issued EITF Issue 00-11, "Meeting the Ownership Transfer Requirements of FASB Statement No. 13 for Leases of Real Estate." This issue is primarily concerned with ownership transfer requirements for a sales-type lease of property under SFAS No. 13. According to EITF 00-11, a nominal purchase option contained in a lease does not satisfy the transfer of ownership criterion in SFAS No. 13 for transfers of real property, if the failure to pay the nominal amount results in ownership not being transferred to the lessee. EITF 00-11 provides, however, that this criterion will be met in cases involving integral equipment or property improvements when the lessor agrees, regardless of whether or not the lessee pays any amount, to execute and deliver to the lessee all documents (including, if applicable, a bill of sale) that may be required to release the property from the lease and transfer ownership to the lessee. EITF 00-11 applies to leases entered into after July 19, 2001 and to certain leases modified after that date. We are in compliance with SFAS No. 13 with respect to these ownership transfer requirements.

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

     As of September 30, 2001 and December 31, 2000, approximately $3.3 billion and $2.4 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper rates and London Interbank Offered Rates ("LIBOR"). A hypothetical increase of one-percentage point in commercial paper rates and LIBOR would increase annual pre-tax interest expense by $33 million. As of September 30, 2001 and December 31, 2000, we also had approximately $1.0 billion and $1.2 billion, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

     As of September 30, 2001 and December 31, 2000, we had entered into cross-currency swaps with notional amounts of $133 million. The cross-currency swaps hedge our exposure to movements in the Swiss Franc to the U.S. dollar exchange rate. The effect of the cross-currency swap is to synthetically transform the Swiss Franc borrowings into $93 million of U.S. dollar borrowings at September 30, 2001 and December 31, 2000, respectively. Any foreign exchange gains (losses) on the cross-currency swaps would be offset by foreign exchange losses (gains) on the Swiss Franc debt obligations. The Swiss Franc borrowings mature in November 2001.

     As of December 31, 2000, we had entered into equity swaps with notional amounts of $761 million relating to the sale of 24 million shares of Global Crossing common stock we previously owned. Of the 24 million shares subject to equity swaps, one-third matured in February 2001, one-third matured in May 2001 and the final one-third matured in August 2001. As of September 30, 2001, we no longer own any equity swaps of shares of Global Crossing common stock.

     We currently hold 200 million shares of stock in KPNQwest. At September 30, 2001 and December 31, 2000, the 11% minority stake in KPNQwest was trading at $4.19 and $18.94 per share, respectively. The carrying value of our KPNQwest investment was approximately $6.64 per share at September 30, 2001. The decline in KPNQwest's stock price during the quarter ended September 30, 2001 was considered temporary as evidenced by its closing stock price of $7.05 on October 25, 2001. The per share value of our investment in KPNQwest may be less than the publicly traded minority stake because of the restrictions on the marketability of our shares. Given the foregoing, a hypothetical 10% decline in the public trading price of KPNQwest at September 30, 2001 could decrease the value of our investment by approximately $100 million.

     Upon the completion of the additional purchase of KPNQwest shares of common stock as described in Note 9 to the condensed consolidated financial statements, restrictions on the marketability of all shares of

KPNQwest we own will be eliminated. KPN will have certain tag along rights with respect to any future KPNQwest stock offerings.

     Equity investments in other publicly traded companies consists of the following (dollars in millions):

            SEPTEMBER 30, 2001                             DECEMBER 31, 2000
-------------------------------------------   -------------------------------------------
       UNREALIZED   UNREALIZED                       UNREALIZED   UNREALIZED
COST     GAINS        LOSSES     FAIR VALUE   COST     GAINS        LOSSES     FAIR VALUE
----   ----------   ----------   ----------   ----   ----------   ----------   ----------
$112     $  --        $(104)         $8       $90       $30          $(62)        $58
====     =====        =====          ==       ===       ===          ====         ===

     The estimated potential loss in fair value resulting from a hypothetical 10% decrease in the September 30, 2001 prices quoted by stock exchanges would decrease the fair value of our other equity investments by less than $1 million.

RECENT REGULATORY DEVELOPMENTS

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the Telecommunication Act of 1996 (the "Act") and state utility laws, and the rules and policies of the Federal Communications Commission ("FCC"), state Public Utility Commissions ("PUCs") and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within our local service area, and governs the terms and conditions under which we provide services to our customers (including competitive local exchange carriers ("CLECs") and IXCs in our local service area).

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

     InterLATA Long-Distance Entry. Several Regional Bell Operating Companies ("RBOCs") have filed for entry into the interLATA long-distance business. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999. As of September 30,

2001, long-distance authority has been granted in the states of Connecticut, Kansas, Massachusetts, New York, Oklahoma, Pennsylvania and Texas.

     We filed applications with all of our local service area state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are underway at the state level to evaluate our satisfaction of requirements under the Act that must be met in order for an RBOC to obtain long-distance authority. We have agreed to test operational support systems on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona is being conducted separately, and began in February 2001. We are on track to receive FCC approval to provide long-distance service in each of our 14 states by mid-2002.

     Reciprocal Compensation for Internet Service Providers ("ISPs"). On April 27, 2001, the FCC issued an Order with regard to Intercarrier Compensation for ISP bound traffic. The Order required carriers serving ISP bound traffic to reduce reciprocal compensation rates over a 36-month period beginning with an initial reduction to $0.0015 per minute of use and ending with a rate of $0.0007 per minute of use. In addition, a cap was placed on the number of minutes of use on which the terminating carrier may charge such rates. This reduction will lower costs that Qwest pays CLECs for delivering such traffic to other carriers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information relating to market risk is included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the section under the caption "Market Risk."

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In October 2001, a derivative action was filed in federal district court in Colorado against Qwest's board of directors. Qwest is also named in the lawsuit, as a nominal defendant. This complaint alleges, among other things, that the entire board of directors of Qwest breached fiduciary duties to Qwest by (1) misusing internal nonpublic information that allowed three directors to profit by insider trading, (2) failing to oversee the implementation of the securities laws that prohibit insider trading, and (3) causing Qwest to be sued for securities fraud in the In re Qwest Communications International Inc. Securities Litigation. The plaintiffs seek restitution and unspecified damages against each of the named parties, punitive damages and other relief. We may in the future receive additional claims and demands that may be based on similar or different legal theories. There has been no discovery or other activity in this case, which is still in a preliminary stage.

     For a discussion of other claims and proceedings arising in the ordinary course of business, see Note 8: "Commitments and Contingencies" -- to the condensed consolidated financial statements.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.1)           -- Separation Agreement, dated June 5,1998, between U S
                            WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                            Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                            WEST"), (incorporated by reference to U S WEST's Current
                            Report on Form 8-K/A dated June 26, 1998).
         (2.2)           -- Amendment to the Separation Agreement between MediaOne
                            Group and U S WEST dated June 12, 1998 (incorporated by
                            reference to U S WEST's Annual Report on Form 10-K/A for
                            the year ended December 31, 1998).
         (3.1)           -- Amended and Restated Certificate of Incorporation of
                            Qwest (incorporated by reference to Qwest's Registration
                            Statement on Form S-4/A, File No. 333-81149, filed
                            September 17, 1999).
         (3.2)           -- Amended and Restated Bylaws of Qwest (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).
         (4.1)***        -- Indenture, dated as of October 15, 1997, with Bankers
                            Trust Company (including form of Qwest's 9.47% Senior
                            Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto).
         (4.2)****       -- Indenture dated, as of August 28, 1997, with Bankers
                            Trust Company (including form of Qwest's 10 7/8% Series B
                            Senior Discount Notes due 2007 as an exhibit thereto).
         (4.3)****       -- Indenture dated as of January 29, 1998 with Bankers Trust
                            Company (including form of Qwest's 8.29% Senior Discount
                            Notes due 2008 and 8.29% Series B Senior Discount Notes
                            due 2008 as an exhibit thereto).
         (4.4)           -- Indenture, dated as of November 4, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.50% Senior
                            Discount Notes due 2008 and 7.50% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.5)           -- Indenture, dated as of November 27, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.25% Senior
                            Discount Notes due 2008 and 7.25% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.6)           -- Registration Agreement, dated November 27, 1998, with
                            Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Qwest's Registration Statement on Form S-4, File No.
                            333-71603, filed February 2, 1999).
         (4.7)           -- Indenture, dated as of June 23, 1997, between LCI
                            International, Inc. and First Trust National Association,
                            as trustee, providing for the issuance of Senior Debt
                            Securities, including Resolutions of the Pricing
                            Committee of the Board of Directors establishing the
                            terms of the 7.25% Senior Notes due June 15, 2007
                            (incorporated by reference to Exhibit 4(c) in LCI's
                            Current Report on Form 8-K, dated June 23, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4.8)           -- Registration Rights Agreement, dated August 20, 1999,
                            between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                            J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            U S WEST's Form S-4 Registration Statement, File No.
                            333-92523, filed December 10, 1999).
         (4.9)           -- Indenture, dated as of June 29, 1998, by and among U S
                            WEST Capital Funding, Inc., U S WEST, Inc., and The First
                            National Bank of Chicago (now known as Bank One Trust
                            Company, National Association), as Trustee (incorporated
                            by reference to U S WEST's Current Report on Form 8-K,
                            dated November 18, 1998).
         (4.10)          -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                            Inc., Qwest Communications International Inc., and Bank
                            One Trust Company, as Trustee (incorporated by reference
                            to Qwest's quarterly report on Form 10-Q for the quarter
                            ended June 30, 2000).
         (4.11)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of January 29, 1998 with
                            Bankers Trust Company (including form of Qwest's 8.29%
                            Senior Discount Notes due 2008 and 8.29% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.12)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of October 15, 1997 with
                            Bankers Trust Company (including form of Qwest's 9.47%
                            Senior Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.13)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of August 28, 1997 with
                            Bankers Trust Company (including form of Qwest's 10 7/8%
                            Series B Senior Discount Notes due 2007 as an exhibit
                            thereto) (incorporated by reference to Qwest's quarterly
                            report on Form 10-Q for the quarter ended March 31,
                            2001).
         10.1            -- Third Amended and Restated Operating Agreement of Qwest
                            Digital Media, LLC (formerly known as Slingshot Networks,
                            LLC) entered into as of January 2, 2001 between Anschutz
                            Digital Media, Inc. and U.S. Telesource, Inc.

---------------

( )  Previously filed.

*** Incorporated by reference to exhibit 4.1 in Form S-4 as declared effective on January 5, 1998 (File No. 333-42847).

**** Incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997.

     (b) Reports on Form 8-K:

          (i) On July 20, 2001, Qwest filed a report on Form 8-K to restate its cost of sales and selling, general and administrative expenses for 2000 and 2001.

          (ii) On July 26, 2001, Qwest filed a report on Form 8-K/A, amending and restating, in its entirety, a report on Form 8-K filed on July 24, 2001 regarding its 2001 second quarter results of operations.

          (iii) On August 13, 2001, Qwest filed a report on Form 8-K/A, amending and restating, in its entirety, a report on Form 8-K filed on August 7, 2001 regarding a speech by its Chief Executive Officer.

          (iv) On September 10, 2001, Qwest filed a report on Form 8-K regarding an update on its financial guidance for 2001 and 2002.

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

November 14, 2001

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (2.1)           -- Separation Agreement, dated June 5,1998, between U S
                            WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne
                            Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S
                            WEST"), (incorporated by reference to U S WEST's Current
                            Report on Form 8-K/A dated June 26, 1998).
         (2.2)           -- Amendment to the Separation Agreement between MediaOne
                            Group and U S WEST dated June 12, 1998 (incorporated by
                            reference to U S WEST's Annual Report on Form 10-K/A for
                            the year ended December 31, 1998).
         (3.1)           -- Amended and Restated Certificate of Incorporation of
                            Qwest (incorporated by reference to Qwest's Registration
                            Statement on Form S-4/A, File No. 333-81149, filed
                            September 17, 1999).
         (3.2)           -- Amended and Restated Bylaws of Qwest (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).
         (4.1)***        -- Indenture, dated as of October 15, 1997, with Bankers
                            Trust Company (including form of Qwest's 9.47% Senior
                            Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto).
         (4.2)****       -- Indenture dated, as of August 28, 1997, with Bankers
                            Trust Company (including form of Qwest's 10 7/8% Series B
                            Senior Discount Notes due 2007 as an exhibit thereto).
         (4.3)****       -- Indenture dated as of January 29, 1998 with Bankers Trust
                            Company (including form of Qwest's 8.29% Senior Discount
                            Notes due 2008 and 8.29% Series B Senior Discount Notes
                            due 2008 as an exhibit thereto).
         (4.4)           -- Indenture, dated as of November 4, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.50% Senior
                            Discount Notes due 2008 and 7.50% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.5)           -- Indenture, dated as of November 27, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.25% Senior
                            Discount Notes due 2008 and 7.25% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.6)           -- Registration Agreement, dated November 27, 1998, with
                            Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Qwest's Registration Statement on Form S-4, File No.
                            333-71603, filed February 2, 1999).
         (4.7)           -- Indenture, dated as of June 23, 1997, between LCI
                            International, Inc. and First Trust National Association,
                            as trustee, providing for the issuance of Senior Debt
                            Securities, including Resolutions of the Pricing
                            Committee of the Board of Directors establishing the
                            terms of the 7.25% Senior Notes due June 15, 2007
                            (incorporated by reference to Exhibit 4(c) in LCI's
                            Current Report on Form 8-K, dated June 23, 1997).
         (4.8)           -- Registration Rights Agreement, dated August 20, 1999,
                            between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                            J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            U S WEST's Form S-4 Registration Statement, File No.
                            333-92523, filed December 10, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4.9)           -- Indenture, dated as of June 29, 1998, by and among U S
                            WEST Capital Funding, Inc., U S WEST, Inc., and The First
                            National Bank of Chicago (now known as Bank One Trust
                            Company, National Association), as Trustee (incorporated
                            by reference to U S WEST's Current Report on Form 8-K,
                            dated November 18, 1998).
         (4.10)          -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                            Inc., Qwest Communications International Inc., and Bank
                            One Trust Company, as Trustee (incorporated by reference
                            to Qwest's quarterly report on Form 10-Q for the quarter
                            ended June 30, 2000).
         (4.11)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of January 29, 1998 with
                            Bankers Trust Company (including form of Qwest's 8.29%
                            Senior Discount Notes due 2008 and 8.29% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.12)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of October 15, 1997 with
                            Bankers Trust Company (including form of Qwest's 9.47%
                            Senior Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.13)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of August 28, 1997 with
                            Bankers Trust Company (including form of Qwest's 10 7/8%
                            Series B Senior Discount Notes due 2007 as an exhibit
                            thereto) (incorporated by reference to Qwest's quarterly
                            report on Form 10-Q for the quarter ended March 31,
                            2001).
         10.1            -- Third Amended and Restated Operating Agreement of Qwest
                            Digital Media, LLC (formerly known as Slingshot Networks,
                            LLC) entered into as of January 2, 2001 between Anschutz
                            Digital Media, Inc. and U.S. Telesource, Inc.

---------------

( )  Previously filed.

*** Incorporated by reference to exhibit 4.1 in Form S-4 as declared effective on January 5, 1998 (File No. 333-42847).

**** Incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997.