Form 10-K405
period 2001-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2002-04-01
CIK 1037949

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NO. 000-22609
                             ---------------------
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
                        TELEPHONE NUMBER (303) 992-1400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
              Qwest Common Stock                          New York Stock Exchange
         ($0.01 per share, par value)

         Qwest Capital Funding, Inc.                      New York Stock Exchange
          ($500,000,000 6.125% Notes
              due July 15, 2002)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     On March 22, 2002, 1,674,855,973 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates on such date was approximately $11,669,917,777.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     This document contains statements about expected future events and financial results that are forward-looking and subject to risks and uncertainties. Please refer to page 49 of Form 10-K for a discussion of factors that could cause actual results to differ from expectations.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                                    WHERE INCORPORATED
                          --------                                    ------------------
     Proxy Statement for Qwest's 2002 Annual Meeting of        Part III, Items 10, 11, 12 and 13
                         Stockholders
                  to be held June 4, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                          DESCRIPTION                            PAGE
----                          -----------                            ----
                                 PART I
 1.   Business....................................................     2
 2.   Properties..................................................    10
 3.   Legal Proceedings...........................................    10
 4.   Submission of Matters to a Vote of Security Holders.........    12

                                 PART II
 5.   Market for Registrant's Common Equity and Related
      Stockholder Matters.........................................    12
 6.   Selected Financial Data.....................................    13
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................    15
7A.   Quantitative and Qualitative Disclosures about Market
      Risk........................................................    52
 8.   Qwest Consolidated Financial Statements and Supplementary
      Data........................................................    53
8A.   KPNQwest Consolidated Financial Statements and Supplementary
      Data........................................................   103
 9.   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure....................................   104

                                PART III
10.   Directors and Executive Officers of the Registrant..........   104
11.   Executive Compensation......................................   104
12.   Security Ownership of Certain Beneficial Owners and
      Management..................................................   104
13.   Certain Relationships and Related Transactions..............   104

                                 PART IV
14.   Financial Statement Schedules, Reports on Form 8-K and
      Exhibits....................................................   104

                                     PART I

ITEM 1.  BUSINESS

     Qwest Communications International Inc. ("Qwest" or the "Company") provides local telecommunications and related services, wireless services and directory services in the 14-state local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming ("local service area"). The Company provides reliable, scalable and secure broadband data, voice and image communications globally. Qwest serves global and national business and government customers, and residential and small business customers primarily in the local service area.

     Qwest is incorporated under the laws of the State of Delaware and its principal executive offices are located at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400. Qwest was a wholly-owned subsidiary of the Anschutz Company until the Company issued common stock in an initial public offering on June 23, 1997.

     For a discussion of certain risks applicable to Qwest's business, financial condition and results of operations, see the risk factors described in "Special Note Regarding Forward-Looking Statements" in Part II, Item 7 below.

OPERATIONS

     Qwest has been managing its operations on the basis of its products and services in four segments: (1) retail services, (2) wholesale services, (3) network services and (4) directory services. The Company intends to change its segment reporting beginning in 2002, however, to reflect the way in which Qwest is managing its operations in 2002. The new segments will be: (1) business services, (2) consumer services, (3) wholesale services, (4) directory services and (5) network services. You can find additional financial information on Qwest's segments in Note 12 to the consolidated financial statements. The segment revenue percentages contained in this section of the Form 10-K are based upon financial results prepared in accordance with generally accepted accounting principles in the United States ("GAAP").

  RETAIL SERVICES

     Qwest offers a wide variety of retail products and services in a variety of categories that help people and businesses communicate via multiple electronic mediums. Qwest sells these products and services directly to residential users, businesses, educational institutions and governmental agencies. Qwest also sells these products and services to other telecommunications companies and Internet service providers ("ISPs"), for resale to a variety of end users. These companies may also use Qwest's products and services with respect to the transport of their customers' telecommunications. The following reflects the key categories of Qwest's retail products and services.

     VOICE COMMUNICATIONS. Qwest offers voice communications that include basic local exchange telephone service and Centrex services.

     - Local exchange telephone services. Qwest operates its local exchange telephone service in its local service area. The local exchange telephone service connects its customer's home or office to Qwest's telephone network in order to originate and terminate voice and data telecommunications. Qwest also offers additional voice products such as Private Branch Exchange ("PBX") and Direct Inward Dial ("DID"). PBX allows the customer to have multiple telephone numbers carried on one large trunk between the customer premise and the telephone exchange. DID allows the client to dial others within the company using only an extension. In addition to these local telephone services, Qwest provides a number of enhanced service features, such as Caller ID, Call Waiting, 3-Way Calling, and Voice Mail. Qwest retail services segment also derives revenue from directory assistance and public telephone service.

     - Centrex services. Qwest's Centrex product is offered predominantly to small businesses and government customers with needs in voice communications. The Centrex product offers the customer all of the advantages of a personal telephone system without the expense of owning the equipment. The central office provides all of the features directly to the business.

     ADVANCED DATA AND IP PRODUCTS. Qwest offers a broad range of products and services to transport voice, data and video telecommunications that use evolving transport methods that optimize Qwest's existing network and incorporate Internet protocol ("IP") technology. This technology lowers costs and increases transmission speeds. Qwest believes that these services and products will be a key component of its overall growth. Qwest views these products and services as follows:

     - Data;

     - IP-enabled products and services; and

     - Web hosting.

          Data. Qwest's data products include a number of products offered primarily to businesses, telecommunications companies, government agencies and ISPs. These products and services are used by businesses to facilitate a variety of their internal and external data transmissions, such as transferring files from one location to another. Qwest's telecommunications and ISP customers use these products and services primarily to enable their customers to transmit large amounts of data, very quickly, over broadband infrastructure. Some of these products include:

        - Asynchronous Transfer Mode ("ATM"), which is a broadband, network transport service that provides a fast, efficient way to electronically move large quantities of information over a highly reliable, scalable, secure fiber optic network.

        - Frame Relay, which is a fast packet switching technology that allows data to travel in individual packets of variable length. The key advantage to this approach is that a frame relay network can accommodate data packets of various sizes associated with virtually any data protocol.

        - Private Lines, which are direct circuits or channels that are specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites in a multi-site enterprise. Private lines offer a cost effective solution for frequent communication of large amounts of data between sites.

        - Integrated Services Digital Network ("ISDN"), which is a comprehensive digital network architecture allowing users to transmit voice, data, video and image -- separately or simultaneously -- over standard telephone lines or fiber optics.

        - Customer Premises Equipment ("CPE"), which Qwest resells and leases from leading equipment manufacturers, includes equipment such as phones, modems, routers and switches. Qwest provides services related to the CPE for a wide variety of customer network needs.

          IP. IP-enabled products assist in the transmission of voice, data and video using Qwest's fiber optic broadband network. These products include the following:

        - Dedicated Internet Access ("DIA"), which offers customers always-on Internet access ranging from 64 Kilobits to 10 Gigabits per second, which are the highest rates currently available in the industry.

        - Virtual Private Network ("VPN"), which allows businesses with multiple office locations to create a private network managed by Qwest that connects only their various offices. VPN allows for both voice and data communications and provides businesses with a secure alternative to meet their offices' communication needs.

        - Internet Dial Access, which provides ISP customers with a comprehensive, reliable, cost-effective dial-up network infrastructure. The Company's dial products are primarily designed for established ISPs with strong networking capabilities looking to expand their existing dial networks, as well as smaller ISPs desiring to increase their dial-up Internet access coverage.

        - Digital Subscriber Line products ("DSL"), which provide residential and business customers a digital modem technology that converts their existing telephone lines into higher bandwidth facilities for video and high-speed data communications to the Internet or private networks.

          Web Hosting. Qwest offers its customers both shared and dedicated hosting on its servers. Alternatively, Qwest offers co-located hosting services for customers who prefer to use their own servers but locate them at a Qwest Web hosting center. Additionally, Qwest offers each of its Web hosting customers application hosting services to help design and manage the customer's website and their hosted applications.

          During 2001, Qwest operated 16 Web hosting centers ("CyberCenters(SM)"), offering business customers a variety of Web hosting and application services including Qwest's e-solutions, a suite of Web hosting, application service provider, and professional consulting services. The CyberCenters are directly connected to Qwest's fiber optic broadband network and each operates in a high-security environment to safeguard the customer's hosting operations. As a result of the slowing economy and the current excess capacity for Web hosting, the Company has suspended its plans to build CyberCenters where construction had not begun and has halted further construction on those currently under construction. You can find additional information on restructuring charges associated with the CyberCenters in Note 13 to the consolidated financial statements.

     WIRELESS SERVICES AND PRODUCTS. Qwest holds 10 MHz licenses to provide Personal Communications Service ("PCS") in most markets in its local service area. Qwest offers wireless services in 28 of these markets. Qwest's integrated service enables its customers to use the same telephone number for their wireless phone as for their home or business phone. Qwest also serves wireless customers in 20 smaller markets in its local service area through a joint venture with Touch America, Inc. Qwest provides digital services in the 1900 MHz band. Qwest's PCS licenses were issued in 1997 with 10-year terms and are renewable for successive 10-year terms within Federal Communications Commission ("FCC") regulations.

     LONG-DISTANCE SERVICES. Qwest provides two types of long-distance communications services to residential and business customers.

     - Qwest provides intraLATA long-distance service to its customers nationwide including within its local service area. IntraLATA long-distance service refers to services that cross local exchange area boundaries but originate and terminate within the same geographic local access and transport area, or LATA. There are 27 LATAs throughout Qwest's local service area. These services include calls that terminate outside a caller's local calling area but within their LATA, wide area telecommunications service or "800" services for customers with highly concentrated demand and special services, such as transport of data, radio and video.

     - Qwest also provides interLATA long-distance services to customers outside of its local service area. These services include originating long distance services for communications that cross LATA boundaries, and "800" services where calls terminate outside the Qwest local service area. Qwest intends to begin offering interLATA services within its local service area in 2002. Qwest currently plans to have filed for interLATA long-distance approval with the FCC for all states in its local service area by mid-2002 and expects to receive approval of the applications within 90 days of each filing.

     Qwest sells its retail products and services through a variety of channels including direct-sales marketing, telemarketing and arrangements with third-party agents.

     OPTICAL CAPACITY ASSET SALES. The Company sells optical capacity on its network primarily to other telecommunications service providers in the form of sales of specific channels on Qwest's "lit" network or sales of specific dark fiber strands. These arrangements have typically been structured as indefeasible rights of use, or IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified period of time, usually 20 years or more. In some cases, Qwest enters into two transactions that occur at the same time: one to sell IRUs to companies and a second to acquire optical capacity from such companies. These arrangements are referred to as "contemporaneous transactions." These purchases allow the Company to expand its fiber optic network both domestically and internationally. Based on a number of factors impacting demand for optical asset sales reflecting customers' desires currently to satisfy their needs on a short term basis, the Company does not anticipate entering into IRU transactions but may enter into short term operating leases for fiber or capacity. Qwest will not enter into such leases involving routes with an end-point in a state in Qwest's local service area until Qwest has obtained permission to offer interLATA services in that state.

     For the years ended December 31, 2001, 2000 and 1999, revenue from retail services accounted for approximately 76%, 71% and 66%, respectively, of Qwest's total revenue.

  WHOLESALE SERVICES

     Qwest provides network transport, switching and billing services in its local service area to competitive local exchange carriers ("CLECs"), interexchange carriers ("IXCs") and wireless carriers. CLECs are communications companies certified by a state Public Utility Commission or similar agency ("PUC") that provide local exchange service within a LATA, including LATAs within the local service area. IXCs provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA. Competitive communications companies often operate as both CLECs and IXCs. Qwest also provides wholesale products such as conventional private line services to other communications providers, ISPs and other data service companies and high-volume voice services. Qwest will be allowed to provide wholesale interLATA network transport services within its local service area following FCC approval of the interLATA applications as discussed under "Regulation" below.

     Qwest sells these services (1) by means of interconnection agreements approved by PUCs, (2) by reference to its filed Statement of Generally Available Terms and Conditions, (3) through its tariffs and contracts and (4) through advertising on its website.

     For the years ended December 31, 2001, 2000 and 1999, revenue from wholesale services accounted for approximately 15%, 19% and 21%, respectively, of Qwest's total revenue.

  NETWORK SERVICES

     Qwest's network services segment provides access to the Company's telecommunications network, including Qwest's information technologies supporting the network, primarily to customers of the Company's retail services and wholesale services segments.

     For the years ended December 31, 2001, 2000 and 1999, revenue from network services accounted for approximately 1%, 1% and 2%, respectively, of Qwest's total revenue.

  DIRECTORY SERVICES

     Qwest Dex, Inc. ("Dex") is the largest telephone directory publisher in the local service area. Virtually all of Dex's revenues are derived from the sale of advertising in its various directories. In 2001, Dex distributed approximately 45 million copies of its directories to businesses and residences in the local service area. Dex also provides ancillary directory-related services, including an Internet-based directory and database marketing services. Dex distributes its published directories to residents in its local service area through a third-party vendor.

     For the years ended December 31, 2001, 2000 and 1999, revenue from directory services accounted for approximately 8%, 9% and 11%, respectively, of Qwest's total revenue.

THE COMPANY'S NETWORK

     Qwest's principal asset is its telecommunications network, which consists of both its traditional telephone communications network and the Qwest Macro Capacity(R) Fiber Network, which is also referred to below as the "fiber optic broadband network."

     Qwest provides traditional communications technology in its local service area through its traditional telephone network. The traditional telephone network is defined as all equipment used in processing telecommunications transactions from end users through to the equipment terminating or handing off the transaction within the local service area. The Company provides this service through its public switched telephone network ("PSTN"). PSTN refers to the worldwide voice telephone network that is accessible to every person with a telephone and a dial tone. Qwest's traditional telephone network is made up of both copper cables and fiber optic broadband cables and serves approximately 25 million customers in its local service area. Qwest invested nearly $3.7 billion to maintain and expand this network during 2001.

     In addition to the traditional telephone network in its local service area, Qwest continued to expand its global fiber optic broadband network in 2001. During the year, the Company added significant international capacity and now offers high-speed, high-capacity connectivity to six continents with a total network footprint of more than 190,000 route-miles. The North American portion of the fiber optic broadband network, including both in and out of the Company's local service area, reaches over 32,000 route-miles. The network is equipped with state-of-the-art transmission electronics and is designed to support IP as well as other alternative information transfer standards used for data and voice transmissions.

     Qwest's fiber optic broadband network connects over 195 major cities worldwide. Qwest continues to expand its global broadband services portfolio to include end-to-end connectivity for the Company's broadband data services to large and multi-location enterprises and other telecommunications carriers in key United States metropolitan markets. End-to-end connectivity provides customers with the ability to transmit and receive information at high speed through the entire connection path rather than be limited by dial-up connection speeds. Qwest is using its completed metropolitan area network ("MAN") fiber rings that it built as part of the nationwide backbone construction to expand the sales of its broadband data and voice products and services to businesses primarily outside of its local service area. Qwest utilizes its existing MAN rings and in-building rights-of-way to expand service to existing customers and provide service to new customers who have locations on or near a ring or in a building where Qwest has a right-of-way or a physical presence.

     KPNQwest, N.V., a European communications company in which Qwest owns a 47.5% equity interest ("KPNQwest"), built and operates a high-capacity, pan-European fiber optic, IP-based network that connects 50 cities in 15 countries throughout Europe. In March 2002, KPNQwest acquired certain assets of Global TeleSystems, Inc. ("GTS"). With the acquisition of GTS, KPNQwest's network expanded to 15,600 route-miles of fiber optic cable and reaches over 60 cities. In addition, the GTS acquisition added nearly 48,000 European accounts and 17 hosting centers to KPNQwest's operations. Through the Company's relationship with KPNQwest, which is discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Qwest is able to provide end-to-end connectivity for customers with transmissions terminating on the KPNQwest network.

IMPORTANCE, DURATION AND EFFECT OF PATENTS, TRADEMARKS AND COPYRIGHTS

     Qwest and its subsidiaries own or have licenses to various patents, trademarks, copyrights and other intellectual property necessary to the conduct of its business. The Company does not believe that the expiration of any of its intellectual property rights, or the non-renewal of those rights, would have a material adverse effect on the Company's results of operations.

COMPETITION

  RETAIL SERVICES

     VOICE COMMUNICATIONS. In providing local exchange services, Qwest competes with CLECs, including some owned by national carriers, and increasingly with wireless providers and cable companies. Competition is based primarily on price, services, features, customer service, network access coverage, quality and reliability.

     Qwest's existing infrastructure and long-standing customer relationships make it the market leader in providing local exchange services in its local service area. However, technology substitution, such as wireless substitution of wireline, cable telephony substitution for wireline and cable modem substitution of dial-up modem lines, has led to a decrease in total access lines. Access lines are telephone lines reaching from a central office to the customer's premises. Qwest's competitive position will benefit from receiving FCC approval to offer interLATA long-distance services within its local service area. This regulatory relief will allow the Company to market long-distance services to its existing local customers.

     ADVANCED DATA AND IP PRODUCTS. Business customers are the primary market for these network-related services. In providing these services, Qwest competes with national carriers, Regional Bell Operating Companies ("RBOCs") and CLECs. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price. Outside of its local service area, Qwest's investment in improving the reach and quality of its network has helped its competitive position. However, until Qwest obtains FCC approval to offer interLATA services within its local service area, it will be at a competitive disadvantage in relation to the national carriers that do not need to use intermediaries when providing service.

     WIRELESS SERVICES AND PRODUCTS. Qwest provides mobile phone services in select markets in its local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, and Salt Lake City. The wireless industry continues to grow, but is highly competitive. Qwest competes primarily with national and regional wireless carriers. Competition in the wireless market is based primarily on price, services, features, coverage area, technical quality and customer service. Increased competition combined with the lack of national coverage has impeded the Company's growth. Qwest's future competitive position will depend on its ability to offer new features and services, price competitively and respond to changing consumer preferences and demographics. In addition, the Company hopes to improve its competitive position by bundling and integrating its wireless services with its wireline and other communications services.

     LONG-DISTANCE SERVICES. Qwest markets intraLATA long-distance services throughout its local service area and intra- and interLATA long-distance service outside of its local service area. National carriers as well as CLECs and other resellers compete both inside and outside the local service area. RBOCs compete in the intraLATA market within their respective regions and in the interLATA market nationally and, as they gain FCC approval, will compete in the states in their respective regions. Wireless providers also market long-distance services as a substitute to traditional wireline and fiber optic service.

     Competition in the long-distance retail market is based primarily on price, services, features, customer service, network coverage, quality and reliability. Qwest is the market share leader in providing intraLATA long-distance service within its local service area, but faces increasing competition from national carriers, which have substantial financial and technical resources. Although the Company has increased the reach and quality of its nationwide network, it continues to trail the large national carriers in providing long-distance services outside of its local service area. National carriers will continue to have a competitive advantage until Qwest gains FCC approval to offer interLATA long-distance services in its local service area. Upon such approval, Qwest believes that its competitive position will improve based on its ability to market additional long-distance services to its existing customers. However, as the RBOCs gain FCC approval to offer interLATA long-distance within their respective regions, the Company expects to see a decline in its market share of long-distance services in those regions.

  WHOLESALE SERVICES

     The Company primarily competes with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. Qwest competes in the local service area on network quality, customer service, product features, the speed with which it can provide a customer with requested services and, to a lesser extent than in the out-of-region market, price. Although Qwest's status as the incumbent local exchange carrier ("ILEC") helps make it the leader in providing wholesale services within its local service area, increased competition has resulted in a reduction in billable access minutes of use. Qwest's competitive position should improve as the FCC allows the Company to offer interLATA wholesale services in the states in the local service area.

  DIRECTORY SERVICES

     Although the directory business competes with many different advertising media, including newspapers, direct mail, billboards, television, radio and the Internet, Dex principally competes with independent directory publishers, or publishers that are not affiliated with a telephone company, and publishers that are owned by

CLECs. Generally, Dex does not compete in the local service area with the other RBOCs' directory publishing businesses, except in the Seattle market.

     Competition in the directory business is based primarily on price, advertisement features, brand name recognition, usage by customers and breadth of distribution.

     Qwest's long-standing customer relationships and established brand make Dex the largest directory publisher in the local service area. However, customer usage of printed yellow pages directories has fallen consistently in the United States over the past five years, principally as a result of increasing customer usage of Internet directories. Although Dex competes in this market with its Internet-based directory, qwestdex.com, a continued decline in printed directory usage could negatively impact printed directory advertising pricing.

REGULATION

     As a general matter, Qwest is subject to substantial regulation, including requirements and restrictions arising under the 1996 Telecommunications Act (the "1996 Act"), state utility laws, and the rules and policies of the FCC, state PUCs and other governmental entities. This regulation, among other matters, currently prohibits the Company (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within its local service area, and governs the terms and conditions under which Qwest provides services to its customers (including competing CLECs, wireless service providers and IXCs in the Company's local service area).

     INTERCONNECTION. The FCC is continuing to interpret the obligations of ILECs under the 1996 Act to interconnect their networks with, and make unbundled network elements available to, CLECs. These decisions establish Qwest's obligations in its local service area, and the Company's rights when it competes outside of its local service area. In January 2002 the FCC initiated its Triennial Review of Unbundled Network Elements in which it seeks to ensure that the framework established in the 1996 Act remains current given advances in technology and developments in the markets for telecommunications services. The outcome of this proceeding may affect Qwest's current obligations regarding sharing its network with its competitors. In addition, the United States Supreme Court is now considering an appeal from a ruling of the Eighth Circuit Court of Appeals that the FCC's rules for the pricing of interconnection and unbundled network elements by ILECs unlawfully preclude ILECs from recovering their actual costs as required by the 1996 Act.

     ACCESS PRICING. The FCC has initiated a number of proceedings that could affect the rates and charges for access services that the Company sells or purchases. It is expected that these proceedings and related implementation of resulting FCC decisions will continue through 2002.

     On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service ("CALLS"). The adoption of the CALLS proposal resolved a number of outstanding issues before the FCC. The CALLS plan has a five-year life and provides for the following: elimination of the residential presubscribed interexchange carrier charge; increases in subscriber line charges; reductions in switched access usage rates; the removal of certain implicit universal service support from access charges and direct recovery from end users; and commitments from participating IXCs to pass through access charge reductions to end users. Qwest has opted into the five-year CALLS plan.

     ADVANCED TELECOMMUNICATIONS SERVICES. The FCC has ruled that advanced services provided by an ILEC are covered by those provisions of the 1996 Act that govern telephone exchange and exchange access services. Qwest challenged this finding, contending that advanced services fit within neither category and are not properly treated as exchange services. On April 20, 2001, the Court of Appeals vacated and remanded to the FCC its classification of DSL-based advanced services. In January 2002 the FCC released a Notice of Proposed Rulemaking regarding the Regulatory Requirements for ILEC Broadband Telecommunications Services. In this proceeding the FCC seeks comment on what changes should be made in traditional regulatory requirements to reflect the competitive market and create incentives for broadband services growth and investment.

     INTERLATA LONG-DISTANCE ENTRY. Several RBOCs have filed for entry into the interLATA long-distance business. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999. As of March 25, 2002, the FCC has granted long-distance authority to RBOCs operating in the states of Arkansas, Connecticut, Kansas, Massachusetts, Missouri, New York, Oklahoma, Pennsylvania, Rhode Island and Texas. Applications are pending that, if granted by the FCC, would permit the relevant RBOC to provide interLATA services in the states of Georgia, Louisiana, Maine, New Jersey and Vermont, and applications are expected to be filed with the FCC during 2002 covering numerous additional states.

     Qwest has filed applications with all of its local service area state PUCs for support of its planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are complete in twelve of Qwest's fourteen local service area states, and hearings are underway in the remaining two Qwest local service area states. Qwest agreed to test operational support systems ("OSS") on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona was conducted separately, and began in February 2001. OSS testing is in its final stages and state proceedings on the Qwest applications are in progress. Qwest currently plans to have filed for interLATA long-distance approval with the FCC for all states in its local service area by mid-2002 and expects to receive approval of the applications within 90 days of each filing. However, there can be no assurance that the Company will be in a position to make these applications to the FCC on its current schedule, or will obtain timely FCC approval of these applications.

     RECIPROCAL COMPENSATION FOR ISPS. On April 27, 2001, the FCC issued an Order with regard to intercarrier compensation for ISP bound traffic. The Order required carriers serving ISP bound traffic to reduce reciprocal compensation rates over a 36-month period beginning with an initial reduction to $0.0015 per minute of use and ending with a rate of $0.0007 per minute of use. In addition, a cap was placed on the number of minutes of use on which the terminating carrier may charge such rates. This reduction will lower costs that Qwest pays CLECs for delivering such traffic to other carriers although Qwest does not expect that this will have a material effect on its results of operations.

EMPLOYEES

     As of December 31, 2001, Qwest employed approximately 61,000 employees. Approximately 35,000 were represented by collective bargaining agreements.

     During the fourth quarter of 2001, the Company approved a plan to reduce employee levels by a net of approximately 11,000 employees (approximately 4,000 in the fourth quarter of 2001 and 7,000 in the first half of 2002). The Company expects the employee separations to be completed by June 30, 2002. You can find additional information regarding the restructuring in Note 13 to the consolidated financial statements.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Qwest provides a variety of telecommunications services on a national and international basis to global and national business, small business, government and residential customers. It is impractical for Qwest to provide financial information about geographic areas.

ITEM 2. PROPERTIES

     Qwest's principal properties do not lend themselves to simple description by character and location. The percentage allocation of the Company's gross investment in plant, property and equipment consisted of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Land and buildings..........................................     9%      7%
Communications network......................................    40%     38%
Other network equipment.....................................    41%     40%
General purpose computers and other.........................     8%      8%
Construction in progress....................................     2%      7%
                                                               ---     ---
                                                               100%    100%
                                                               ===     ===

     Land and building consists of land, land improvements, central office and certain administrative office buildings. Communications network primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. The Company owns substantially all of its telecommunications equipment required for its business. Total investment in plant, property and equipment was approximately $55.1 billion and $48.5 billion at December 31, 2001 and 2000, respectively, including the effect of retirements, but before deducting accumulated depreciation.

     Qwest-installed fiber optic cable is laid under the various rights-of-way held by the Company. Qwest owns and leases sales offices in major metropolitan locations both in the United States and internationally. Qwest's network management centers are located primarily in owned buildings situated on land owned in fee at various locations in geographic areas that the Company serves. Substantially all of the installations of central office equipment for the Company's local service business are located in buildings and on land owned by Qwest.

     Qwest's public switched telephone network is predominately located within its local service area.

ITEM 3. LEGAL PROCEEDINGS

     For a discussion of legal proceedings arising before December 31, 2001, see
Note 11 to the consolidated financial statements. The following describes matters since December 31, 2001 with respect to certain legal proceedings.

     On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against Qwest with the Minnesota Public Utilities Commission alleging that Qwest, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota PUC relating to certain of its wholesale customers, and thereby allegedly discriminating against other CLECs. The complaint seeks civil penalties related to such alleged violations between $50 million and $200 million. This proceeding is at an early stage. Other states in the local service area are looking into similar matters and further proceedings may ensue in those states.

     On February 19 and February 25, 2002, two purported class action complaints were filed in federal district court in Colorado against Qwest, Joseph P. Nacchio and Robin R. Szeliga. These complaints purport to be filed on behalf of purchasers of Qwest's publicly traded stock between April 19, 2000 and February 13, 2002. The complaints allege, among other things, that during the class period, Qwest and the individual defendants made material false statements regarding the results of operations in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and that Qwest's financial results during the class period and statements regarding those results were false and misleading due to the alleged failure to disclose four transactions between Qwest and KMC Telecom Holdings, Inc. ("KMC"). The complaints seek unspecified compensatory damages and other relief. On February 27, 2002, lead plaintiffs in the consolidated securities action, which is described in Note 11 to the consolidated financial statements, moved to consolidate these complaints with the consolidated securities action.

     On March 13, 2002, a purported class action complaint was filed in federal district court in Colorado on behalf of purchasers of Qwest's publicly traded stock between April 19, 2000 and February 13, 2002. In addition to the defendants named in the actions filed on February 19, 2002 and February 25, 2002, this complaint names as defendants Afshin Mohebbi and Robert S. Woodruff. The complaint alleges generally the same facts as the two purported class actions filed on February 19 and 25, 2002, and like those actions, alleges that during the class period, Qwest and the individual defendants made material false statements regarding the results of operations in violation of sections 10(b) and 20(a) of the Exchange Act and that Qwest's financial results during the class period and statements regarding those results were false and misleading due to the alleged failure to disclose four transactions between Qwest and KMC. In addition, the complaint alleges that Qwest's financial results were misleading because of the alleged failure to disclose unspecified transactions with Calpoint LLC ("Calpoint") that were similar in nature to the transactions alleged involving KMC. The complaint also alleges that Messrs. Nacchio and Woodruff and Ms. Szeliga sold shares of Qwest's common stock in violation of section 10(b) of the Exchange Act.

     In March 2002, lead plaintiffs in the consolidated securities action filed a motion for leave to file a Second Amended Consolidated Complaint that seeks to: add new claims; extend the putative class period so that it begins on April 19, 2000 and ends on February 14, 2002; and add Lewis O. Wilks, a former Qwest officer, and others as defendants. In March 2002, the defendants filed oppositions to plaintiffs' motion for leave to file a Second Amended Consolidated Complaint. The court has not ruled on the motion.

     In March 2002, three putative class action suits were filed in federal district court in Colorado on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan (the "Plan") since March 7, 1999, and name as defendants Qwest, Qwest's directors and the administrators and directors of the Plan. The suits, which are brought under the Employee Retirement Income Security Act and seek restitution and other relief, allege that the defendants breached fiduciary duties to the Plan members due to the percentage of the investment of the Plan's assets in Qwest stock and purportedly failing to provide accurate information about the Company's financial condition and the risks associated with investing in Qwest's stock. No other action has taken place with respect to these suits.

     In March 2002, the Denver regional office of the Securities and Exchange Commission ("SEC") requested that Qwest voluntarily produce documents relating to (1) sales of optical assets (IRUs), particularly with respect to contemporaneous transactions, (2) sales of equipment to companies from which Qwest then bought Internet services or to which it contributed equity financing, including sales to KMC and Calpoint, and (3) changes in the production schedules and lives of some of the Company's directories. The Company intends to fully respond to this request. Although the Company cannot predict what policies, practices or procedures, if any, might be subject to any disagreement with the SEC, it does not believe that if the SEC were to require Qwest to restate earnings for prior periods (including 1999, 2000 or 2001) it would have a material effect on the Company's previously stated revenues or adjusted EBITDA (as defined below) on an As Reported (as defined below) or a pro forma normalized basis. However, if such a restatement were required, it may have a material effect on Qwest's reported net income or earnings per share, on an As Reported or pro forma normalized basis, for 1999 through 2001. You can find additional information about this matter in Note 15 to the consolidated financial statements.

     The Company understands that the SEC has been focusing on pro forma reporting presentations by public companies. With respect to the Company, the staff of the SEC has conducted an investigation concerning its earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from Qwest's acquisition of U S WEST, Inc. ("U S WEST"). The staff has decided to recommend that the SEC authorize an action against Qwest that would allege Qwest should also have included in the earnings release a statement of Qwest's GAAP earnings. The Company believes that an action by the SEC would be without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The United States market for trading in Qwest common stock is the New York Stock Exchange. As of March 22, 2002, the Company's common stock was held by approximately 438,000 stockholders of record.

                                                                 MARKET PRICE
                                                      ----------------------------------
PER SHARE MARKET AND DIVIDEND DATA                      HIGH       LOW      DIVIDENDS(1)
----------------------------------                    --------   --------   ------------
2001
First quarter.......................................  $47.5000   $33.2500     $    --
Second quarter......................................   40.9000    29.8200      0.0500
Third quarter.......................................   31.1500    16.5000          --
Fourth quarter......................................   18.9000    11.5100          --
2000
First quarter.......................................  $64.0000   $37.0000     $    --
Second quarter......................................   54.2500    39.5000          --
Third quarter.......................................   57.8750    43.5000          --
Fourth quarter......................................   51.4375    32.3750          --

---------------

(1) U S WEST paid a dividend of $0.54 per share in 2000. Qwest paid a cash dividend of $0.05 per share on its common stock in 2001. The Company has made no decision with respect to the payment of any cash dividends on its common stock in 2002.

ITEM 6.  SELECTED FINANCIAL DATA

     Qwest's acquisition of U S WEST (the "Merger") was effective June 30, 2000. Qwest accounted for the Merger as a reverse acquisition under the purchase method of accounting, with U S WEST being deemed the accounting acquiror and Qwest the acquired entity. The 2001 amounts reflect actual results of operations for the merged Qwest entity. The selected financial data (other than adjusted EBITDA) in the table below is presented on an as reported basis in accordance with GAAP (referred to as "As Reported"). For the year ended December 31, 2000, the amounts reflect the results of operations for (i) U S WEST from January 1, 2000 through June 30, 2000 and (ii) the combined U S WEST and pre-Merger Qwest entity from July 1, 2000 through the end of the year. Amounts reflected below for the years ended December 31, 1999, 1998 and 1997 represent the consolidated results of operations for U S WEST only. You can refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the consolidated financial statements for information regarding matters that might cause the financial data presented herein not to be indicative of Qwest's future financial condition or results of operations.

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          2001         2000        1999       1998       1997
                                       ----------   ----------   --------   --------   --------
                                           (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating revenues...................  $   19,695   $   16,610   $ 13,182   $ 12,395   $ 11,521
Operating expenses...................      18,875       14,787      9,845      9,346      8,745
Operating income.....................         820        1,823      3,337      3,049      2,776
(Loss) income before extraordinary
  item and cumulative effect of
  change in accounting principle.....      (3,958)         (81)     1,102      1,508      1,527
Net (loss) income(1).................  $   (4,023)  $      (81)  $  1,342   $  1,508   $  1,524

(Loss) earnings per share:(2)
  Basic..............................  $    (2.42)  $    (0.06)  $   1.54   $   1.76   $   1.83
  Diluted............................       (2.42)       (0.06)      1.52       1.75       1.79
Weighted average common shares
  outstanding (thousands):(2)
  Basic..............................   1,661,133    1,272,088    872,309    854,967    834,831
  Diluted............................   1,661,133    1,272,088    880,753    862,581    849,497
Dividends per common share...........  $     0.05   $     0.31   $   1.36   $   1.24   $   1.24

Adjusted EBITDA(3)...................  $    7,353   $    6,917   $  5,704   $  5,248   $  4,939

Balance sheet data:
Total assets.........................  $   73,781   $   73,501   $ 23,272   $ 18,407   $ 17,667
Total debt(4)........................      25,003       19,066     13,071      9,919      5,715
Debt to total capital ratio..........       40.55%       31.58%     91.24%     92.93%     56.69%

Other data:
Net cash provided by operations......  $    4,034   $    3,681   $  4,546   $  3,927   $  4,191
Net cash used in investing
  activities.........................      (8,623)      (4,794)    (6,462)    (2,769)    (2,087)
Net cash provided by (used for)
  financing activities...............       4,692        1,189      1,945     (1,136)    (2,157)
Capital expenditures.................       8,543        6,597      3,944      2,905      2,672

---------------

     Amounts in footnote (1) are on an after-tax basis. Also, as described in footnote (2) below, all share and per share amounts for the periods 1997 through 2000 assume the conversion of U S WEST common stock into Qwest common stock.

(1) 2001. 2001 net loss includes a charge of $459 million ($0.28 per diluted share) for restructuring and other charges, a charge of $3.048 billion ($1.83 per diluted share) for the write-down of the Company's investment in KPNQwest, a charge of $275 million ($0.17 per diluted share) for Merger-related costs, a charge of $136 million ($0.08 per diluted share) for a depreciation adjustment on access lines returned to service, a charge of $151 million ($0.09 per diluted share) for investment write-downs, a charge of

    $65 million ($0.04 per diluted share) for the early retirement of debt, a gain of $31 million ($0.02 per diluted share) for the sale of rural exchanges, a gain on the sale of investments of $16 million ($0.01 per diluted share), a charge of $13 million ($0.01 per diluted share) for restructuring charges associated with an equity investment and a $4 million charge (no impact on diluted loss per share) for the decline in market value of certain financial instruments.

    2000. 2000 net loss includes a charge of $1.096 billion ($0.86 per diluted share) for Merger-related costs, a charge of $560 million ($0.44 per diluted share) for the decline in the market value of certain financial instruments and a net gain of $182 million ($0.14 per diluted share) on the sales of investments.

    1999. 1999 net income includes expenses of $282 million ($0.32 per diluted share) related to a terminated merger, a loss of $225 million ($0.26 per diluted share) on the sale of marketable securities, a charge of $34 million ($0.04 per diluted share) on the decline in the market value of derivative financial instruments and $240 million ($0.27 per diluted share) for the cumulative effect of a change in accounting principle related to recognizing directory publishing revenues and expenses on the "point of publication" method.

    1998. 1998 net income includes expenses of $68 million ($0.08 per diluted share) associated with the June 12, 1998 separation of U S WEST's former parent company into two independent companies (the "Separation") and an asset impairment charge of $21 million ($0.02 per diluted share).

    1997. 1997 net income includes a $152 million regulatory charge ($0.18 per diluted share) related primarily to the 1997 Washington State Supreme Court ruling that upheld a Washington rate order, a gain of $32 million ($0.04 per diluted share) on the sale of U S WEST's one-seventh interest in Bell Communications Research, Inc., a gain of $48 million ($0.06 per diluted share) on the sales of local telephone exchanges and an extraordinary charge of $3 million ($0.00 per diluted share) for the early extinguishment of debt.

(2) In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares). The weighted-average common shares outstanding assume the 1-for-1.72932 conversion of U S WEST shares for Qwest shares for all periods presented. In addition, weighted-average common shares outstanding also assume a one-for-one conversion of U S WEST Communications Group ("Communications Group") common shares outstanding into shares of U S WEST as of the Separation date. The 1998 weighted-average common shares outstanding include the issuance of approximately 28,786,000 shares of common stock attributable to the contribution to U S WEST by its former parent company of the businesses of the Communications Group and the domestic directories business of U S WEST Dex, Inc.

(3) Adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") does not include non-recurring and non-operating items, which for the relevant periods includes restructuring charges, Merger-related and other charges, asset write-offs and impairments, gains/losses on the sale of investments and fixed assets, gains/losses on sales of rural exchanges, changes in the market values of investments, certain legal charges, Separation charges and certain regulatory rate refunds. The Company uses adjusted EBITDA as a measure of its operating performance. The Company believes that adjusted EBITDA is important to investors in the Company's debt and equity securities and to analysts that cover these securities because it is one measure of the income generated that is available to service debt. Adjusted EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to cash flows as a source of liquidity. Moreover, the items excluded from the calculation of adjusted EBITDA are significant components in understanding and assessing the Company's financial performance. Qwest's definition of adjusted EBITDA is not necessarily comparable with EBITDA (earnings before interest, taxes, depreciation and amortization) or adjusted EBITDA as used by other companies or with similar concepts used in Qwest's debt instruments. Adjusted EBITDA is reported as a complement to the financial results in accordance with GAAP and is presented to provide investors additional information concerning the Company's operations. You can find a reconciliation of adjusted EBITDA to pretax income in Note 12 to the consolidated financial statements.

(4) Amounts include outstanding commercial paper borrowings of $3.165 billion, $2.106 billion, $1.265 billion, $951 million and $62 million for 2001, 2000, 1999, 1998 and 1997, respectively, and exclude unconditional purchase obligations, operating leases, letters of credit and guarantees. At December 31, 2001, the amount of those unconditional purchase obligations, operating leases, letters of credit and guarantees was approximately $6.5 billion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 7 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to Qwest's business, financial condition and results of operations.

RESULTS OF OPERATIONS

  OVERVIEW

     As a result of the consummation of the Merger on June 30, 2000, the discussion and analysis of the results of operations for the three years in the period ended December 31, 2001 addresses the transition that is taking place. This transition spans the period from July 1999, when the agreement to merge was reached, through 2001, when the integration was substantially complete. The Company anticipates the transition will be complete with the culmination of the combination of the operations in the second half of 2002, when the Company expects to re-enter the interLATA long-distance business within its local service area.

     The analysis is organized in a way that provides the information required, while highlighting the information that the Company believes identifies the relevant trends going forward. In addition to the discussion of the historical information that tracks the current reporting presentation of the Qwest financial statements, an overview of the segment results and a pro forma presentation is provided that tracks the way the Company reports its financial results to the investment community. Unless otherwise indicated, all information is presented on an "As Reported" basis in accordance with GAAP.

     Qwest accounted for the Merger as a reverse acquisition under the purchase method of accounting. For accounting purposes, U S WEST was deemed the accounting acquirer and its historical financial statements have been carried forward as those of the combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares). In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. All share and per share amounts have been restated to give retroactive effect to the exchange ratio.

     Information presented for 1999 and the first six months of 2000 represents the local telecommunications services, wireless services and directory services of U S WEST, primarily in the local service area. U S WEST was organized in this period and operated in four segments: (1) retail services, (2) wholesale services, (3) network services and (4) directory services. At the time of the Merger, pre-Merger Qwest was transitioning from operating in two segments, communications services and construction services, to three segments based on its customers: business, consumer and wholesale. Information for the last six months of 2000 and all of 2001 represents the combined U S WEST and pre-Merger Qwest businesses. As a result of the Merger and the time required to combine reporting systems, the Company retained the organization and reporting segment structure of U S WEST for the transition period through the year ended December 31, 2001.

     Since the systems and operations have been integrated, Qwest has organized, and will report going forward, on the basis of the Company's customers, products and services. As a result, the Company intends to change its segments beginning in 2002 to the following: (1) business services, (2) consumer services, (3) wholesale services, (4) directory services and (5) network services. The new segments will reflect the operational management of the Company that goes forward following the completion of the transition described above.

  2001 COMPARED WITH 2000 AS REPORTED RESULTS

     The Merger significantly impacts the comparison of the results of operations between 2001 and 2000. The analysis that follows is based on the As Reported results and is organized by statement of operations line item.

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                ---------------------
                                                  2001        2000        INCREASE (DECREASE)
                                                ---------   ---------   ------------------------
                                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating revenues:
  Commercial services.........................   $11,118     $ 8,436      $ 2,682          31.8%
  Consumer services...........................     5,900       5,360          540          10.1%
  Directory services..........................     1,604       1,530           74           4.8%
  Switched access services....................     1,073       1,284         (211)        (16.4%)
                                                 -------     -------      -------
          Total operating revenues............    19,695      16,610        3,085          18.6%
                                                 -------     -------      -------
Operating expenses:
  Cost of sales...............................     7,111       4,923        2,188          44.4%
  Selling, general and administrative.........     5,231       4,770          461           9.7%
  Depreciation................................     3,994       2,706        1,288          47.6%
  Goodwill and other intangible
     amortization.............................     1,341         636          705         110.8%
  Restructuring, Merger-related and other
     charges..................................     1,198       1,752         (554)        (31.6%)
                                                 -------     -------      -------
          Total operating expenses............    18,875      14,787        4,088          27.6%
                                                 -------     -------      -------
Operating income..............................       820       1,823       (1,003)        (55.0%)
                                                 -------     -------      -------
Other expense (income):
  Interest expense -- net.....................     1,442       1,041          401          38.5%
  Investment write-downs......................     3,294         447        2,847         636.9%
  Decline in market value of financial
     instruments..............................         7         470         (463)        (98.5%)
  (Gain) loss on sales of rural exchanges and
     fixed assets.............................       (51)         28          (79)       (282.1%)
  Gain on sale of investments.................       (26)       (327)         301          92.0%
  Other expense -- net........................       112          38           74         194.7%
                                                 -------     -------      -------
          Total other expense -- net..........     4,778       1,697        3,081         181.6%
                                                 -------     -------      -------
(Loss) income before income taxes and
  extraordinary item..........................    (3,958)        126       (4,084)     (3,241.3%)
Provision for income taxes....................        --         207         (207)       (100.0%)
                                                 -------     -------      -------
Loss before extraordinary item................    (3,958)        (81)      (3,877)      4,786.4%
Extraordinary item -- early retirement of
  debt, net of tax............................       (65)         --          (65)           --
                                                 -------     -------      -------
Net loss......................................   $(4,023)    $   (81)     $(3,942)      4,866.7%
                                                 =======     =======      =======
Diluted loss per share........................   $ (2.42)    $ (0.06)     $ (2.36)      3,933.3%
                                                 =======     =======      =======
Non-GAAP financial information:
  Adjusted EBITDA(1)..........................   $ 7,353     $ 6,917      $   436           6.3%
                                                 =======     =======      =======

---------------

(1) See footnote (3) to Selected Financial Data for the definition of adjusted EBITDA and for a discussion of certain limitations in considering this measure of the Company's operating performance.

  REVENUES

     Total revenues. The Company's revenues are generated from a variety of services and products. Commercial and consumer services revenues are derived principally from voice services such as basic monthly fees for telephone service, fees for calling services such as voice messaging and Caller ID, special access revenues from end-users buying local exchange capacity to support their private networks and inter- and intraLATA long-distance services. Also included in commercial and consumer revenues are retail and wholesale services such as Internet protocol ("IP") (which includes, among other things, digital subscriber line ("DSL"), dedicated Internet access ("DIA"), virtual private networks ("VPN"), dial Internet access, professional services and Web hosting), other data services (including, among other things, traditional private lines, frame relay, integrated services digital network ("ISDN") and asynchronous transfer mode ("ATM")), optical capacity asset sales and wireless products and services. Directory services revenues are generated primarily from selling advertising in the Company's published directories. Switched access services revenues are derived principally from charges to interexchange carriers ("IXCs") for use of the Company's local network to connect customers to their long-distance networks.

     Total revenues for 2001 grew by 18.6%, as compared to 2000, primarily due to the impact of the Merger. As previously disclosed, the 2001 results include the results of a full twelve months of pre-Merger Qwest's business, compared to six months for 2000. In addition, revenues increased due to greater commercial services revenues driven by IP and data services and increased optical capacity asset sales. Volume increases in traditional private lines, frame relay, DIA, VPN, ISDN, Web hosting and wireless products and services also contributed to the growth. Data and IP services revenues represented 27% of total revenues for 2001, up from 21% in 2000. The data and IP services revenues grew by almost 54%, to $5.403 billion in 2001 from $3.513 billion in 2000. In addition, DSL customers grew by almost 74% over 2000 to 448,000. The Company expects the data and IP services businesses to continue to become a greater portion of overall Company revenues in the future. The increase in revenue was offset by reductions in both commercial and consumer local voice revenues and intraLATA toll revenues in Qwest's local service area as a result of competition and the current economic conditions. Total access lines declined by approximately 300,000 or 2% during 2001.

     The Company's revenue growth has been and may continue to be negatively affected by the downturn in the economy within the Company's local service area. Additionally, revenue growth will be impacted by the fundamental shift in demand for optical capacity asset sales as customers shift away from network asset purchases to arrangements satisfying their short-term needs. The Company does not expect to enter into optical capacity asset sales in 2002 that would result in up-front revenue recognition. Also, the Company's CyberCenters that are currently operational may continue to experience lower than expected utilization as long as the prevailing economic conditions persist.

     Commercial services revenues. Commercial services revenues are derived from sales of IP, data, voice and wireless products and services provided to wholesale, large business and small business customers. The increase in commercial services revenues for 2001 as compared to 2000 was $2.682 billion or 31.8%, and was primarily attributable to the Merger and an increase in optical capacity asset sales. Approximately $2.0 billion of the increase is attributable to including a full twelve months of pre-Merger Qwest's business in 2001, compared to six months in 2000. As part of this Merger impact, during 2001 Qwest recognized $1.013 billion in revenues from optical capacity asset sales versus $468 million in 2000, an increase of 116%. These arrangements are typically structured as indefeasible rights of use, or IRUs. You can find a more complete discussion of the accounting treatment of revenue recognition for these optical capacity asset sales in the discussion of "Significant Accounting Policies" below in Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional growth in IP (DSL, DIA, VPN and Internet dial access), Web hosting and data services also contributed to the increase.

     The increase in commercial services revenues was partially offset by a decrease in local voice service revenues sold to businesses as a result of the slowing economy, competitive losses and technology displacement. Access lines used by small business customers decreased by 147,000 in 2001 over 2000. This reflects the fact that businesses were converting their multiple single access lines to a lower number of high-speed, high-capacity lines allowing for the transport of multiple simultaneous telephone calls and transmission of data at higher rates of speed. On a voice-grade equivalent basis, however, total business access lines grew 31.9% when comparing 2001 to 2000. A voice-grade equivalent is the amount of capacity equal to one telephone call. A voice-grade equivalent basis is the outcome of measuring all residential and business access lines as if they were converted to single access lines that have the ability to transmit and receive only one voice transmission at a time.

     Consumer services revenues. Consumer services revenues are derived from sales of IP, data, voice and wireless products and services to the consumer market. The increase in consumer services revenues in 2001 over 2000 of $540 million or over 10% was principally attributable to the impact of the Merger. Approximately $300 million of the increase is attributable to including a full twelve months of pre-Merger Qwest's business in 2001, compared to six months in 2000. In addition to the Merger, consumer services revenues also increased due to sales of wireless products and data services. Wireless products and services revenue in 2001 increased by 51% from $436 million in 2000 to $660 million in 2001. Although average revenue per wireless user decreased from $56.00 in 2000 to $54.00 in 2001, the Company's penetration percentage (Qwest's wireless subscribers divided by the total number of subscribers in the points-of-presence the Company covers) grew in the markets it serves from 4.89% in 2000 to 5.73% in 2001. The number of net new wireless subscribers in 2002, however, is expected to be impacted by the current economic conditions that may slow the rate of growth in subscribers and wireless revenues. Other factors that contributed to the growth in consumer services revenue were improved DSL service revenues and sales of bundled packages such as CustomChoice(SM) and Total Package(SM) (which include the phone line, calling features and/or wireless services and DSL) to Qwest's consumer customers. The Company's bundled products and services are sold at prices lower than they could be sold individually in exchange for longer-term customer commitments and higher overall per customer revenue. Partially offsetting these increases were declines in local service revenues from decreasing consumer access lines and intraLATA toll revenues in Qwest's local service area. These declines were the result of the slowing economy, competitive losses and technology displacement (for example, where a wireless phone replaces the need for a land-based telephone line).

     Directory services revenues. The increase in directory services revenue for 2001 compared to 2000 was $74 million or 4.8%. Of this increase, $60 million was a result of an increase in advertising rates and higher sales of premium advertisements. In addition, $14 million of the increase was the result of netting a $42 million net increase resulting from changes in the period covered by certain directories (usually from 12 months to 13 months) against a $28 million net decrease resulting from a directory that was published once in 2001 as compared to twice in 2000. The period covered by this directory was shortened from 12 months to 11 months (for 2000 only) and the directory was published in both January 2000 and December 2000 (instead of January 2001).

     Switched access services revenues. Switched access services revenues are derived from inter- and intrastate switched access from IXCs. The decrease in switched access services revenues of 16.4% or $211 million for 2001 as compared to 2000 was primarily attributable to federal access reform that reduced the rates Qwest was able to collect for switched access services. This decrease also reflects competitive losses that have resulted in a reduction in billable access minutes of use. These decreases were partially offset by increased interstate subscriber line charges ("SLCs"). The Company believes revenues from switched access services will continue to be negatively impacted by competition and federal and state access reform. Qwest believes that access reform measures will continue to include increases in other charges, such as SLCs, to partially offset access charge reductions.

  EXPENSES

     Cost of sales. Cost of sales includes the following costs directly attributable to a product or service: salaries and wages, benefits, materials and supplies, contracted engineering services, network access costs, computer systems support, and the cost of products sold. Of the $2.2 billion increase in cost of sales in 2001 over 2000, approximately $1.3 billion is attributable to including a full twelve months of pre-Merger Qwest's results in 2001, compared to six months in 2000.

     Cost of sales as a percent of revenue was 36.1% for 2001 and 29.6% for 2000. The increase in cost of sales as a percent of revenue was principally due to a shift in the product mix to growth products and services with higher initial fixed costs.

     The introduction of new product platforms, including Qwest's Internet dial and hosting infrastructure, increased Qwest's cost of sales without corresponding increases in revenues, as the networks were completed during 2001. In addition, the increase in cost of sales as a percent of revenue was partly attributable to the greater optical capacity asset sales in 2001 versus 2000. The average gross margin on optical capacity asset sales declined from approximately 50% in 2000 to approximately 48% in 2001 as a result of lower prices.

     Operational efficiencies were realized through the consolidation of core operational units that provide common services and by leveraging Qwest's purchasing power throughout the Company. Further cost reductions are anticipated in 2002 and thereafter as the Company's restructuring plan is implemented and Qwest focuses on reducing its facilities costs by negotiating lower rates and by migrating Qwest services carried on other telecommunications services providers networks onto Qwest's facilities.

     Some of these possible savings will be offset by increases in wages and pension expense as a result of the changes associated with the union contract agreement reached in 2001. You can find additional information regarding employee benefits in Note 7 to the consolidated financial statements.

     Selling, general and administrative ("SG&A") expenses. SG&A expenses include salaries and wages not directly attributable to a product or service, benefits, sales commissions, bad debt charges, rent for administrative space, advertising, professional service fees, computer systems support and taxes other than income taxes.

     SG&A increased $461 million to $5.231 billion in 2001 from $4.770 billion in 2000. SG&A increased $570 million due to the inclusion of a full twelve months of pre-Merger Qwest's business in 2001, compared to six months in 2000. Other increases in three areas also contributed to the overall increase in SG&A. The Company increased its bad debt expense to cover slow-paying and non-paying customers. Professional fees for Qwest grew during 2001 versus 2000 as a result of the Company's efforts to re-enter the interLATA long-distance market and the outsourcing of certain functions such as call centers. The Company saw an increase in rent expense associated primarily with the opening of seven CyberCenters during 2000.

     Partially offsetting the increase in SG&A was an increase in the pension credit (net of other post-retirement benefits) and lower taxes (other than income taxes). Further offsetting the increase was a reduction in advertising and lower commissions due to changes in the Company's commission compensation plan. The Company reduced the number of employees by 6,500 during 2001, a portion of which also impacts cost of sales.

     For 2001, results include a pension credit, net of post-retirement expenses, of $343 million ($210 million after-tax or $0.13 per diluted share) compared to $299 million ($182 million after-tax or $0.14 per diluted share) during 2000. The net pension credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The 2000 net pension credit excludes the effect of a $106 million curtailment gain. The curtailment gain is the benefit associated with the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not meet certain eligibility requirements. The pension credit, net of post-retirement expenses, was allocated partially to cost of services and the remaining balance to SG&A. The interest component of the net pension charge accounted for the increase in the net pension credit. The interest cost component decreased $46 million or 4.4% between periods because of a decrease in interest associated with Moody's AA-rated Corporate Bonds. The Company expects that its 2002 pension credit will be lower than in 2001 due to the volatile equity market conditions of 2001 and 2000 and the scheduled increase in pension benefits required under the union contract. Qwest also expects its post-retirement expenses to increase as a result of rising health care rates. As a result, Qwest expects its pension credit, net of post-retirement expenses for 2002, to be approximately $300 million less than in 2001. You can find additional information on the Company's pension and post-retirement plans in Note 7 to the consolidated financial statements. Also, for a discussion of the accounting treatment and assumptions regarding pension and post-retirement benefits, see the discussion of "Significant Accounting Policies" below. Absent the net pension credit, operating income would have been $477 million and $1.524 billion in 2001 and 2000, respectively.

     Depreciation expense. Depreciation expense is associated with Qwest's property, plant, equipment, capital leases, capitalized software and certain intangible assets. The increase in depreciation expense for 2001 compared to 2000 was primarily attributable to higher overall property, plant and equipment balances resulting from the Company's capital spending program, as well as the impact of the Merger. In addition, there was an increase in depreciation related to a "catch-up" charge for access lines returned to service as described below. Qwest continued to invest in its network and service platforms to support re-entry into the long-distance business in the Company's local service area and to make ongoing service improvements.

     During 1999 and 2000, U S WEST agreed to sell approximately 800,000 access lines to third-party telecommunications service providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens") in nine states. Because these access lines were classified as "held for sale," U S WEST discontinued recognizing depreciation expense on these assets and recorded them at the lower of their cost or fair value less estimated cost to sell.

     On July 20, 2001, Qwest terminated its agreement with Citizens under which the majority of the remaining access lines in eight states were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines in eight states were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their estimated fair value at June 30, 2001. The required adjustments to the carrying value of the individual access lines were included in operating income for 2001. This resulted in a charge to depreciation of $222 million to "catch-up" the depreciation on these access lines for the period they were held for sale.

     Goodwill and other intangible amortization expense. For 2001, amortization expense increased by $705 million over amortization expense in 2000. The increase was primarily associated with the Merger including the final allocation of the Merger purchase price. You can find more information regarding the final purchase price allocation in Note 1 to the consolidated financial statements. The final purchase price allocation to identifiable intangible assets and goodwill was $4.1 billion and $30.8 billion, respectively. Additionally, the carrying value of the Company's investment in KPNQwest was increased to $4.8 billion which created an excess basis of $4.2 billion over Qwest's proportionate share of KPNQwest's net assets. The excess basis, as reduced from time to time if necessary to reflect other than temporary declines in market value, will be amortized over a ten-year period. In the second quarter of 2001, Qwest's investment in KPNQwest was reduced by $3.048 billion due to an other than temporary decline in market value. You can find information regarding the factors considered in the write-down in the discussion regarding "Investments" in "Significant Accounting Policies" below and in Note 3 to the consolidated financial statements. To comply with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company will cease amortization of its goodwill and certain other intangibles, each with indefinite lives, on January 1, 2002. This should result in an annual decrease in amortization expense of approximately $900 million in 2002 and the next several years. You can find more information regarding SFAS No. 142 and its impact on financial results by referring to the discussion of "Significant Accounting Policies" and "New Accounting Standards" below.

     Restructuring, Merger-related and other charges. Qwest incurred restructuring, Merger-related and other charges totaling $1.198 billion in 2001 and Merger-related and other charges of $1.752 billion in 2000. During the fourth quarter of 2001, the Company approved a restructuring plan to further reduce its costs and as a result, the data below for restructuring and other charges reflect costs recognized in that quarter. As the Company incurred substantially all of the Merger-related charges by June 30, 2001, the 2001 data below for

Merger-related and other charges reflects costs incurred through June 30, 2001, subject to the adjustments described below. A breakdown of these costs is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                             2001                     2000
                                                ------------------------------   --------------
                                                RESTRUCTURING   MERGER-RELATED   MERGER-RELATED
                                                   & OTHER         & OTHER          & OTHER
                                                   CHARGES         CHARGES          CHARGES
                                                -------------   --------------   --------------
                                                             (DOLLARS IN MILLIONS)
Contractual settlements and legal
  contingencies...............................      $129             $115            $  734
Severance and employee-related charges........       332              187               572
CyberCenter sublease losses and leasehold
  write-offs..................................       165               --                --
Other charges.................................       123              147               446
                                                    ----             ----            ------
Total restructuring, Merger-related and other
  charges.....................................      $749             $449            $1,752
                                                    ====             ====            ======

     Restructuring and other charges. During the fourth quarter of 2001, the Company approved a plan to reduce current employee levels in addition to the Merger-related reductions, consolidate and sublease facilities and abandon certain capital projects, terminate certain operating leases and recognize certain asset impairments. The Company recorded a restructuring charge of $749 million to cover the costs associated with these actions as more fully described below.

     The Company occupies administrative and network operations buildings under operating leases with varying terms. Due to the reduction in employees and the consolidation of operations, the Company expects to terminate 40 operating lease agreements across the country within the next 12 months. The Company recorded a charge of $129 million related to the termination of these operating lease agreements.

     In order to streamline the business and consolidate operations to meet lower customer demand resulting from the current economic conditions, the Company identified a net reduction of 11,000 employees and contractors in various functional areas, in addition to previous reductions in connection with the Merger. The severance charge of $332 million relates to involuntary separation costs for approximately 10,000 employees. The Company expects the remainder of the reduction to be achieved through attrition. As of December 31, 2001, over 4,000 employees had been involuntarily separated by the Company and cash severance payments totaling $32 million had been made relating to these separations. The Company expects the remaining employee separations to be completed by June 30, 2002.

     The Company operates 16 Web hosting centers ("CyberCenters") across the country that are subject to various operating leases. Qwest also has several CyberCenters currently under construction that would require additional capital outlays before they are functional. Finally, the Company has some CyberCenter facilities under lease where no construction work has begun. As a result of the slowing economy and the current excess capacity for Web hosting, the Company has suspended its plans to build CyberCenters where construction had not begun and has halted further construction on those currently under construction. The Company expects to sublease the majority of the non-operational CyberCenters within the next 12 months at rates less than Qwest's lease rates for the facilities. The Company recorded a charge of $112 million for expected sublease losses. In addition, the Company wrote-off $53 million in leasehold improvements at CyberCenters that were partially complete.

     Other restructuring charges primarily include asset impairment charges. Asset impairment charges of $51 million relate mainly to the assets of two development projects. Because both projects were incomplete and abandoned, the fair value of these assets was determined to be zero. These assets were operated by the Company's network services segment and represented certain equipment and other assets. The Company also reviewed all internal software projects in process and determined that certain projects with a carrying value of $68 million would no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. The abandoned projects included various billing and other system enhancements.

     Merger-related and other charges. Contractual settlements and legal contingencies for 2001 and 2000 of $115 million and $734 million, respectively, were incurred to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger.

     In connection with the Merger, Qwest reduced its employee and contractor levels by over 14,000 people primarily by eliminating duplicate functions. These employees were terminated prior to December 31, 2001. Included in the 2001 and 2000 severance and employee-related charges of $187 million and $572 million, respectively, were costs associated with payments to employees who involuntarily left the business since the consummation of the Merger and, for 2000, $102 million in payments that were subject to the successful completion of the Merger.

     Other charges were $147 million and $446 million for 2001 and 2000, respectively. The other charges in 2001 were comprised of $33 million related to abandoned software, $19 million of asset impairment charges and $95 million of professional fees, re-branding costs and other costs associated with the Merger. The other charges in 2000 were comprised of a $226 million asset impairment charge for access lines, $114 million relating to abandoned software, a $106 million post-retirement benefit plan curtailment gain and $212 million of professional fees, re-branding costs and other costs associated with the Merger. The Company considered only those costs that were incremental and directly related to the Merger to be Merger-related.

     After the Merger, the Company evaluated its assets for potential impairment and concluded that the fair value of some of the assets was below their carrying value. In most cases, the decline in fair value was based upon the Company's different intent as to the use of those assets or completion of projects after the Merger. The $19 million impairment charge in 2001 was primarily associated with certain inventory and equipment acquired before the Merger. Qwest concluded the fair value of these items to be minimal and, therefor, the Company recorded a charge for the full carrying value of these assets. The Company also evaluated for impairment its dedicated special-purpose access lines that it leases to CLECs. Given the industry conditions and regulatory changes affecting CLECs in 2000, and given the fact that these access lines have no alternative use and cannot be sold or re-deployed, the Company concluded that the net future cash flows from the assets was negative and that sufficient cash flow would not be generated to recover the carrying value of those assets. Therefore, the Company concluded that the fair value of those assets was minimal and took a $226 million charge in 2000. These assets are operated by the Company's wholesale services segment.

     Following the Merger, the Company reviewed all internal software projects in process and determined that certain projects that had been initiated by U S WEST should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. Capitalized software costs of $33 million and $114 million were written off in 2001 and 2000, respectively. The abandoned projects included a significant billing system replacement and a customer database system.

     Offsetting the 2000 Merger-related costs was a $106 million post-retirement benefit plan curtailment gain. This gain resulted from the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not have 20 years of service by December 31, 2000 or would not be service pension eligible by December 31, 2003.

     The 2001 Merger-related and other charges of $449 million were net of $164 million in reversals of previously recorded Merger accruals. The reversals were recorded in the fourth quarter of 2001 and resulted from favorable developments in the underlying matters.

     As those matters identified as legal contingencies associated with contract settlements and legal contingencies are resolved, any amounts will be paid at that time. Any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other charges.

     Total other expense -- net. Total other expense -- net includes interest expense, interest income and other non-operating items such as investment write-downs, gains and losses on the sales of investments and fixed assets, declines in derivative instrument market values and the Company's share of income or loss for investments accounted for under the equity method of accounting. Interest expense was $1.442 billion for 2001, compared to $1.041 billion for 2000. The increase in interest expense was primarily attributable to increased borrowings required to fund the capital improvements to the Company's network and the repurchase of shares from BellSouth Corporation ("BellSouth"). Also contributing to the increase was the additional impact of the Merger on interest expense. Partially offsetting the increase in interest expense was an increase in capitalized interest from $104 million in 2000 to $187 million in 2001. The increase in capitalized interest was due to an increase in the Company's capital expenditures. Because of the anticipated reduction in construction projects as a result of the suspension in the Company's plans to complete additional CyberCenters and the completion of the build out of the Company's network, Qwest anticipates a reduction in capitalized interest in 2002.

     Qwest follows a process of reviewing its portfolio of equity securities on a quarterly basis. The Company evaluates for other than temporary declines in value when the carrying value of an investment exceeds its fair value. You can find a discussion of the factors the Company uses to determine the fair value of its equity investments in "Significant Accounting Policies" below and in Note 2 to the consolidated financial statements. During 2001, Qwest recorded a $3.048 billion write-down of its investment in KPNQwest. In addition, during 2001, the Company recorded $246 million in other than temporary declines on other equity investments. The $3.294 billion in write-downs during 2001 represent non-cash charges against earnings.

     The Company currently owns approximately 214 million shares of KPNQwest's common stock, which are valued at $6.10 per share on the Company's books at December 31, 2001. At December 31, 2001, the closing price of KPNQwest's common stock was $7.15. Subsequent to December 31, 2001, the stock price of KPNQwest's common stock declined below its carrying value and on March 28, 2002, the closing price of KPNQwest's common stock was $3.30. In accordance with the Company's policy to review the carrying value of marketable securities on a quarterly basis for other than temporary declines in value, Qwest will assess the factors it uses to determine fair value of the KPNQwest common stock, including the difficult financial condition and prospects of KPNQwest and the rest of the European telecommunications industry, the severity of the decline of the stock price and the near term potential for stock price recovery, in determining the timing and amount of a further write-down, which Qwest believes is likely and believes may be significant in amount.

     In late 1999, U S WEST incurred a $367 million loss on the sale of 24 million shares of Global Crossing Ltd. ("Global Crossing") common stock. In connection with that sale, U S WEST entered into an equity return swap that expired in 2001. The swap was reflected at market value in the accompanying consolidated financial statements. The market value of the swap declined by $7 million and $470 million in 2001 and 2000, respectively. The Company also recorded a loss of $447 million in the second quarter of 2000, when it determined the decline in the value of its remaining investment in Global Crossing common stock was other than temporary. The Company disposed of its remaining investment in Global Crossing common stock in the third quarter of 2000, resulting in a gain of $50 million. This gain was included in the gains on sales of equity investments below.

     During 2001, the Company completed a sale of approximately 41,000 access lines in Utah and Arizona resulting in proceeds of $94 million and a gain of $51 million. In 2000, Qwest also completed the sale of approximately 20,000 access lines in North Dakota and South Dakota resulting in proceeds of $19 million and a gain of $11 million. Qwest recorded net gains of $26 million and $327 million from warrants and sales of equity investments in 2001 and 2000, respectively. Other expense -- net of $112 million and $38 million for 2001 and 2000, respectively, consisted primarily of the Company's share of losses from investments accounted for under the equity method. In 2001, Qwest recorded a $22 million charge representing its share of KPNQwest's restructuring costs. Finally, in 2000, the Company recorded a net loss on the sale of fixed assets of $39 million.

     Provision for income taxes. The effective tax rates for 2001 and 2000 were affected by the non-deductible goodwill amortization, KPNQwest excess basis amortization and foreign losses associated with the Company's investment in KPNQwest. In addition, the 2001 tax rate was affected by the non-deductible KPNQwest investment write-down. Excluding the effect of these items, the effective tax rates for 2001 and 2000 were 37.7% and 39.4%, respectively. The decrease in 2001 from the 2000 effective tax rate resulted primarily from permanent differences that were a greater percentage of the Company's pre-tax loss in 2001 as compared to its pre-tax income in 2000. These permanent differences represent items whose accounting treatment and tax treatment will never be the same (such as an accounting expense that is not deductible for tax purposes).

     Extraordinary item -- early retirement of debt. In March 2001, Qwest completed a tender offer to buy back certain outstanding debt. In the tender offer, the Company repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, Qwest incurred a pre-tax charge of $106 million ($65 million after tax) in premium payments. The tender offer was to retire the bonds because of their high coupon rates and to reduce interest cost to the Company.

  NET LOSS

     The Company's net loss increased from $81 million in 2000 to $4.023 billion in 2001 principally due to the write-down of Qwest's investment in KPNQwest. Other contributing factors were the restructuring charges, depreciation charge to return access lines to service, higher depreciation driven by the continued investment in the Company's network and an increase in interest expense. The increased loss was partially offset by a reversal of certain Merger-related costs in 2001.

     Diluted losses per share for 2001 and 2000 were $2.42 and $0.06, respectively. The increase in diluted loss per share for 2001 as compared to 2000 was primarily the result of the matters described above. The diluted loss per share for 2001 was affected by the repurchases of Qwest's common stock from BellSouth that more than offset the increase in shares outstanding at December 31, 2001.

  ADJUSTED EBITDA

     The Company's adjusted EBITDA increased from $6.9 billion in 2000 to $7.3 billion in 2001 due primarily to the Merger and the other factors described above under Revenues, Cost of Sales and SG&A expenses. However, adjusted EBITDA declined to 37.3% of revenues in 2001 from 41.6% in 2000. The decline in adjusted EBITDA as a percentage of revenue resulted mainly from increased costs related to the introduction of new product platforms (including dial-up and hosting infrastructure), long-distance re-entry and shifts in product mix. While the introduction of these product platforms impact margins in the near term, they position the Company well for revenue growth. See footnote (3) to Selected Financial Data for the definition of adjusted EBITDA and for a discussion of certain limitations in considering this measure of the Company's operating performance.

     The Company does not view adjusted EBITDA as an alternative measure of cash flows. Although reported trends in adjusted EBITDA are generally consistent with trends in the Company's cash flows, adjusted EBITDA trends exclude cash flows associated with changes in working capital and capital expenditures. You can find additional information concerning the Company's cash flows in "Liquidity and Capital Resources" below.

  2001 COMPARED WITH 2000 AS REPORTED SEGMENT RESULTS

     Set forth below is revenue, operating expenses and adjusted EBITDA information for the years ended December 31, 2001 and 2000 for the four segments utilized through 2001. Information for 2000 has been conformed for certain reclassifications among the segments made in 2001. You can find more information on the segments in Note 12 to the consolidated financial statements.

     The Merger significantly impacts the comparison of the segment results between 2001 and 2000.

                                                YEAR ENDED DECEMBER 31,
                                      -------------------------------------------
                                       2001     % OF TOTAL    2000     % OF TOTAL   INCREASE/(DECREASE)
                                      -------   ----------   -------   ----------   -------------------
                                                            (DOLLARS IN MILLIONS)
Operating revenues:
  Retail services...................  $14,941      75.9%     $11,837      71.3%      $ 3,104      26.2%
  Wholesale services................    3,003      15.2%       3,083      18.6%          (80)     (2.6%)
  Network services..................      110       0.6%         132       0.8%          (22)    (16.7%)
  Directory services................    1,604       8.1%       1,530       9.2%           74       4.8%
  Other.............................       37       0.2%          28       0.1%            9      32.1%
                                      -------     -----      -------     -----       -------
          Total operating
            revenues................  $19,695     100.0%     $16,610     100.0%      $ 3,085      18.6%
                                      =======     =====      =======     =====       =======
Operating expenses:(1)
  Retail services...................  $ 3,506      28.4%     $ 2,632      27.2%      $   874      33.2%
  Wholesale services................      525       4.3%         401       4.1%          124      30.9%
  Network services..................    6,914      56.0%       4,701      48.5%        2,213      47.1%
  Directory services................      533       4.3%         571       5.9%          (38)     (6.7%)
  Other.............................      864       7.0%       1,388      14.3%         (524)    (37.8%)
                                      -------     -----      -------     -----       -------
          Total operating
            expenses................  $12,342     100.0%     $ 9,693     100.0%      $ 2,649      27.3%
                                      =======     =====      =======     =====       =======
Adjusted EBITDA:(2)
  Retail services...................  $11,435     155.5%     $ 9,205     133.1%      $ 2,230      24.2%
  Wholesale services................    2,478      33.7%       2,682      38.8%         (204)     (7.6%)
  Network services..................   (6,804)    (92.5%)     (4,569)    (66.1%)      (2,235)    (48.9%)
  Directory services................    1,071      14.5%         959      13.9%          112      11.7%
  Other.............................     (827)    (11.2%)     (1,360)    (19.7%)         533      39.2%
                                      -------     -----      -------     -----       -------
          Total adjusted EBITDA.....  $ 7,353     100.0%     $ 6,917     100.0%      $   436       6.3%
                                      =======     =====      =======     =====       =======

---------------

(1) Includes only cost of sales and SG&A.

(2) See footnote (3) to Selected Financial Data for the definition of adjusted EBITDA and for a discussion of certain limitations in considering this measure of the Company's operating performance.

  SEGMENT REVENUES

     Retail services. Retail services revenues for 2001 grew by $3.104 billion or 26.2% over 2000 primarily due to the inclusion of the full twelve months of pre-Merger Qwest's business in 2001, compared to six months in 2000. Contributing to the increase in retail services was the impact of additional optical capacity asset sales. In addition, revenues increased due to greater commercial services revenues from data and IP services. Volume increases in traditional private lines, frame relay, DIA, VPN, ISDN, Web hosting and wireless products and services also contributed to the growth. In addition, DSL customers grew by almost 74% over 2000 to 448,000. The increase in revenue was offset by reductions in both commercial and consumer local voice revenues and intraLATA toll revenues in Qwest's local service area as a result of competition and the current economic conditions. Total access lines, which is a customer's local exchange telephone line, declined by approximately 300,000 or 2% during 2001.

     Wholesale services. The decrease in wholesale services revenues of $80 million or 2.6% in 2001 as compared to 2000, was primarily attributable to federal access reform that reduced the rates Qwest was able to collect for switched access services. This decline also reflects the impacts of increased competition which has resulted in a reduction in billable access minutes of use and a reduction in prices. These decreases were partially offset by increased interstate SLCs.

     Network services. Network services revenues declined by $22 million or 16.7% in 2001 as compared to 2000 principally because of lower equipment sales in 2001 versus 2000.

     Directory services. The increase in directory services revenue for 2001 compared to 2000 was $74 million or 4.8%. Of this increase, $60 million was a result of an increase in advertising rates and higher sales of premium advertisements. In addition, $14 million of the increase was the result of netting a $42 million net increase resulting from changes in the period covered by certain directories (usually from 12 months to 13 months) against a $28 million net decrease resulting from a directory that was published once in 2001 as compared to twice in 2000. The period covered by this directory was shortened from 12 months to 11 months (for 2000 only) and the directory was published in both January 2000 and December 2000 (instead of January 2001).

  SEGMENT OPERATING EXPENSES

     Since the Company does not allocate all corporate expenses to the segments, a discussion of segment expenses may not be a complete discussion of expenses related to the respective segment revenues.

     Segment operating expenses for the retail services segment increased by $874 million in 2001 versus 2000 which was primarily attributable to the inclusion of a full twelve months of pre-Merger Qwest's business in 2001, as compared to six months in 2000. The remaining increase was due to higher cost of sales associated with the sales of data, IP and wireless products and services.

     Operating expenses for the wholesale services segment grew by $124 million over 2000. Most of the increase resulted from higher switched and special access charges associated with providing wholesale service.

     The operating expenses for the network services segment increased $2.2 billion in 2001 as compared to 2000. The inclusion of the pre-Merger Qwest business for the full year 2001 results accounted for approximately $1.4 billion of the change. Other contributors to the increase in operating expenses were facilities costs associated with the introduction of new dial and hosting product platforms, expenses relating to the improvement of the quality of local services, and expenses attributable to the Company's efforts to enter the long-distance business in its local service area.

     The directory services segment experienced a decrease in its operating expenses of $38 million year-over-year primarily as a result of lower employee costs associated with reductions in the number of employees attributable to the Merger. In addition, advertising expense also declined in 2001 versus 2000 as this segment implemented cost savings initiatives.

     The "other" category includes unallocated corporate expenses. The decrease in operating expense from 2000 to 2001 was the result of the elimination of duplicative corporate functions and the consolidation of business facilities as the result of the Merger.

  SEGMENT ADJUSTED EBITDA

     Because of the factors described above, adjusted EBITDA collectively increased $436 million year-over-year. See footnote (3) to Selected Financial Data for the definition of adjusted EBITDA and for a discussion of certain limitations in considering this measure of the Company's operating performance.

  UNAUDITED PRO FORMA INFORMATION

     Below are certain As Reported results for 2001 and unaudited pro forma results for 2000. The unaudited pro forma financial information is not prepared in accordance with GAAP. The unaudited pro forma results give retroactive effect as though the Merger had occurred as of the beginning of 2000. The unaudited pro forma information is provided as a complement to the "As Reported" or GAAP results. In addition, certain reclassifications have been made to prior periods to conform to the current year presentation. The discussions that follows is a comparison of As Reported 2001 to pro forma 2000.

                                                                        YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                            2001 AS    2000 AS     PRO FORMA     2000 PRO
                                                            REPORTED   REPORTED   ADJUSTMENTS      FORMA
                                                            --------   --------   -----------   -----------
                                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                                         (UNAUDITED)
Operating revenues:
  Commercial services.....................................  $11,118    $ 8,436      $2,030        $10,466
  Consumer services.......................................    5,900      5,360         314          5,674
  Directory services......................................    1,604      1,530          --          1,530
  Switched access services................................    1,073      1,284          --          1,284
                                                            -------    -------      ------        -------
         Total operating revenues.........................   19,695     16,610       2,344         18,954
                                                            =======    =======      ======        =======
Operating expenses:
  Cost of sales...........................................    7,111      4,923       1,324          6,247
  Selling, general and administrative.....................    5,231      4,770         569          5,339
                                                            -------    -------      ------        -------
Adjusted EBITDA(1)........................................  $ 7,353    $ 6,917      $  451        $ 7,368
                                                            =======    =======      ======        =======

---------------

(1) See footnote (3) to Selected Financial Data for the definition of adjusted EBITDA and for a discussion of certain limitations in considering this measure of the Company's operating performance.

  REVENUES

     Total revenues for 2001 grew by 3.9%, as compared to 2000, mainly due to increases in commercial services revenues. Increases in optical capacity asset sales as well as increased volume in traditional private lines, frame relay, DIA, VPN, ISDN, Web hosting and wireless products and services also contributed to the growth. Data and IP services revenues represented 27% of total revenues for 2001, up from 25% in 2000. The data and IP services revenues grew by 13%, to $5.355 billion in 2001 from $4.725 billion in 2000. The increase in revenue was offset by reductions in both commercial and consumer local voice revenues, switched access and intraLATA toll revenues in Qwest's local service area as a result of competition and the current economic conditions.

  OPERATING EXPENSES

     Cost of sales as a percent of revenue was 36.1% for 2001 and 33.0% for 2000. The change was principally due to costs associated with the introduction of a new dial and hosting product platform and growth in data, IP, wireless and network services. Partially offsetting the increase in cost of sales were decreases in employee-related costs due to the reduction in the overall number of employees and contractors and other savings generated through cost controls and operational efficiencies since the Merger. Operational efficiencies were realized through the consolidation of core operational units that provide common services and by leveraging Qwest's purchasing power throughout the Company.

     SG&A as a percentage of revenue improved to 26.6% in 2001 compared to 28.2% in 2000. For 2001, SG&A expenses decreased by $108 million compared to 2000. The decrease was primarily attributable to a reduction in the number of employees and contractors, an increase in the pension credit (net of other post-retirement benefits) and lower taxes (other than income taxes). In addition to the factors described above, the decrease was also attributable to a reduction in advertising and lower commissions due to changes in the Company's commission compensation plan.

     Increases in the following three areas partially offset the overall decrease in SG&A: bad debt expense to cover slow-paying and non-paying customers; professional fees due to long-distance re-entry efforts and outsourcing of certain call centers; and rent expenses associated with opening CyberCenters.

     For 2001, results include a pension credit, net of post-retirement expenses, of $343 million ($210 million after-tax or $0.13 per diluted share) compared to $299 million ($182 million after-tax or $0.14 per diluted share) during 2000.

  ADJUSTED EBITDA

     Because of the factors described above, adjusted EBITDA declined to 37.3% of revenues in 2001 from 38.9% in 2000. See footnote (3) to Selected Financial Data for the definition of adjusted EBITDA and for a discussion of certain limitations in considering this measure of the Company's operating performance.

  2000 COMPARED WITH 1999 AS REPORTED RESULTS

     The Merger significantly impacts the comparison of the results of operations between 2000 and 1999. The analysis that follows is based on the As Reported results and is organized by statement of operations line item.

                                                             YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                   2000        1999        INCREASE (DECREASE)
                                                 ---------   ---------   -----------------------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating revenues:
  Commercial services..........................   $ 8,436     $ 5,598      $ 2,838         50.7%
  Consumer services............................     5,360       4,662          698         15.0%
  Directory services...........................     1,530       1,436           94          6.5%
  Switched access services.....................     1,284       1,486         (202)       (13.6%)
                                                  -------     -------      -------
          Total operating revenues.............    16,610      13,182        3,428         26.0%
                                                  -------     -------      -------
Operating expenses:
  Cost of sales................................     4,923       3,725        1,198         32.2%
  Selling, general and administrative..........     4,770       3,753        1,017         27.1%
  Depreciation.................................     2,706       2,367          339         14.3%
  Goodwill and other intangible amortization...       636          --          636           --
  Merger-related and other charges.............     1,752          --        1,752           --
                                                  -------     -------      -------
          Total operating expenses.............    14,787       9,845        4,942         50.2%
                                                  -------     -------      -------
Operating income...............................     1,823       3,337       (1,514)       (45.4%)
                                                  -------     -------      -------
Other expense (income):
  Interest expense -- net......................     1,041         736          305         41.4%
  Investment write-downs.......................       447          --          447           --
  Decline in market value of financial
     instruments...............................       470          56          414        739.3%
  Expense related to terminated merger.........        --         282         (282)      (100.0%)
  Net loss on sales of rural exchanges and
     fixed assets..............................        28          --           28           --
  (Gain) loss on sale of investments...........      (327)        367         (694)      (189.1%)
  Other expense (income) -- net................        38          (6)          44        733.3%
                                                  -------     -------      -------
          Total other expense -- net...........     1,697       1,435          262         18.3%
                                                  -------     -------      -------
Income before income taxes and cumulative
  effect of change in accounting principle.....       126       1,902       (1,776)       (93.4%)
Provision for income taxes.....................       207         800         (593)       (74.1%)
                                                  -------     -------      -------
(Loss) income before cumulative effect of
  change in accounting principle...............       (81)      1,102       (1,183)      (107.4%)
Cumulative effect of change in accounting
  principle -- net of tax......................        --         240         (240)      (100.0%)
                                                  -------     -------      -------
Net (loss) income..............................   $   (81)    $ 1,342      $(1,423)      (106.0%)
                                                  =======     =======      =======
Diluted (loss) earnings per share..............   $ (0.06)    $  1.52      $ (1.58)      (103.9%)
                                                  =======     =======      =======
Non-GAAP financial information:
  Adjusted EBITDA(1)...........................   $ 6,917     $ 5,704      $ 1,213         21.3%
                                                  =======     =======      =======

---------------

(1) See footnote (3) to Selected Financial Data for the definition of adjusted EBITDA and for a discussion of certain limitations in considering this measure of the Company's operating performance.

  REVENUES

     Total revenues. Total revenues for 2000 grew by 26.0%, as compared to 1999, primarily due to the Merger. Although Qwest's revenues relating to sales of commercial and consumer services and products increased on an as reported basis, much of this increase was attributable to the inclusion of pre-Merger Qwest's businesses in the last six months of 2000. Contributing to the increase was growth in commercial services revenue driven by IP and data services including, sales of Internet access, frame relay VPN services, and optical capacity asset sales. Data and IP services revenues represented over 21% of total revenues for 2000, up from 16% in 1999. Also contributing to the increase was residential wireless and DSL growth. Wireless revenues grew by 110% in 2000 over 1999 and DSL revenues grew by over 185% during the same period, primarily due to an increase in customers. In addition, total access lines increased by 341,000 or 2% with business lines comprising the majority of the change.

     Commercial services revenues. Commercial services revenues for 2000 grew by $2.838 billion or 50.7% over 1999. The primary contributor to this growth was the impact of the Merger. Also contributing to the increase were increases in sales of IP and data services, particularly DIA, DSL, Web hosting, professional services, dial Internet access and traditional private line sales. Local voice revenues grew as sales of access lines to businesses increased 5.7% year-over-year in 2000. On a voice-grade equivalent basis, the Company's access lines sold to businesses grew by 30.5% as compared to 1999. This increase was partially attributable to businesses converting their multiple single access lines to a lower number of high-speed, high-capacity lines allowing for transport of multiple simultaneous telephone calls and data transmissions at higher rates of speed.

     Consumer services revenues. Consumer services revenues increased in 2000 by 15.0% or $698 million over 1999. This growth was principally attributable to the impact of the Merger, as well as sales of products like voice messaging, caller ID and call waiting, wireless products and services and IP services such as Internet access and Web hosting. Wireless subscribers increased by 339,000 in 2000 and the average revenue per wireless customer grew to $56.00 from $55.00 in 1999. Wireless revenues were $436 million in 2000 and $206 million in 1999.

     To compete more effectively in 2000 with other telecommunication services providers and provide better value to the Company's customers, Qwest sold bundled products and services at prices lower than they could be sold individually in exchange for longer-term customer commitments and higher overall per customer revenue. As a result, Qwest added 730,000 subscribers to its CustomChoice package (which includes a home phone line and the choice of 20 calling features) in 2000, with total subscribers exceeding 2,000,000 as of year-end. Total subscribers to the Company's other significant bundled offering, Total Package (bundled wireless, wireline and Internet services package), exceeded 121,000 at December 31, 2000.

     Partially offsetting the growth in consumer services revenues was a reduction of $282 million in IntraLATA and consumer long-distance service voice revenues due to price cuts caused by regulatory rate reductions, a de-emphasis of out-of-region consumer long-distance services and greater competition.

     Directory services revenues. Directory services revenues for 2000 increased by $94 million or 6.5% over 1999. Higher advertising rates and an increase in the number of premium advertisements accounted for $66 million or 70% of the increase while $28 million or 30% was due to the publication of a directory two times in 2000 as compared to once in 1999. The period covered by this directory was shortened from 12 months to 11 months (for 2000 only) and the directory was published in both January 2000 and December 2000 (instead of January 2001).

     Switched access services revenues. Switched access services revenues declined by $202 million or 13.6% in 2000 as compared to 1999, primarily due to rate reductions mandated by the FCC as part of access reform, as well as rate reductions mandated by state PUCs.

  EXPENSES

     Cost of sales. Cost of sales as a percent of revenue was 29.6% for 2000 and 28.3% for 1999. Although the cost of sales percentage increased modestly year-over-year, total cost of sales rose significantly in 2000 primarily due to the Merger. Additionally, continued investments in early life cycle products and services such as Web hosting, wireless and local broadband access and improved customer service resulted in increased costs. These increases in costs were partially offset by efficiencies gained through the elimination of redundant network capacity and employee positions and an increase in capitalized salaries and wages associated with greater network construction activities such as work done on various new data platforms. In addition, cost of sales was also impacted by a reduction in the other post-retirement benefit costs and an increase in the pension credit in 2000. The pension and post-retirement changes were the result of an increase in the Company's expected return on plan assets due to higher than expected actual returns on plan assets over the previous 10-15 years.

     Selling, general and administrative expenses. SG&A as a percentage of revenue increased slightly to 28.7% in 2000 compared to 28.5% in 1999. The increase in SG&A was due principally to the Merger, as well as increases in bad debts, property taxes, commissions and professional fees. These increases were partially offset by Merger-related reductions in employees of more than 4,500, other post-employment expense reductions and an increase in the pension credit.

     Excluding a gain on curtailment of retiree medical benefits in 2000, Qwest recorded a pension credit, net of post-retirement costs, of $299 million ($182 million after-tax or $0.14 per diluted share). In 1999, Qwest recorded a pension expense, net of post-retirement costs, of $8 million ($5 million after-tax or $0.01 per diluted share). The pension credit, net of post-retirement expense, was split between cost of services and SG&A. See Note 7 to the consolidated financial statements for additional information.

     Depreciation expense. Depreciation expense increased 14.3% as compared to 1999 primarily due to the impact of the Merger, as well as higher overall property, plant and equipment resulting from continued investment in the Company's network to meet service demands. Qwest continued to invest in growth areas such as Internet and data services, Web hosting, wireless, and broadband access. Additional capital investments were also made to improve customer service levels.

     Goodwill and other intangible amortization expense. All of the goodwill and other intangible amortization expense was associated with intangible assets that were recorded by the Company as a result of the Merger. The preliminary purchase price allocation to these assets was $27.9 billion to goodwill and $4.1 billion to identified intangibles. The amounts allocated to tradenames and goodwill were being amortized over 40 years. The remaining intangible assets were being amortized over periods ranging from 3 to 10 years. Because the above allocation of the purchase price was preliminary, as described in Note 1 to the consolidated financial statements, it changed upon the completion of determination of the fair value of the acquired assets and liabilities of Qwest (the acquired entity for accounting purposes). The principal change was a reduction in the preliminary value assigned to the Company's investment in KPNQwest of $3.1 billion and a corresponding increase in goodwill of $2.9 billion. Subsequent to the finalization of purchase accounting, the average amortization period for goodwill and intangibles was approximately 25 years.

     Merger-related and other charges. Qwest incurred Merger-related and other charges totaling $1.752 billion in 2000 and none in 1999. A breakdown of these costs is as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                      2000
                                                              ---------------------
                                                              (DOLLARS IN MILLIONS)
Contractual settlements and legal contingencies.............         $  734
Severance and employee-related charges......................            572
Other charges...............................................            446
                                                                     ------
Total Merger-related and other charges......................         $1,752
                                                                     ======

     Contractual settlements and legal contingencies for 2000 of $734 million were incurred to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger.

     In connection with the Merger, in 2000 the Company reduced its employee and contractor levels by over 4,500 people primarily by eliminating duplicate functions. Of these, 1,078 employees voluntarily left without receiving benefit packages. Included in the 2000 severance and employee-related charges of $572 million were costs associated with payments to employees who involuntarily left the business since the consummation of the Merger and $102 million in payments that were subject to the successful completion of the Merger.

     Other charges of $446 million in 2000 included a $226 million write-off of access lines, terminated software development projects of $114 million, a post-retirement benefit plan curtailment gain of $106 million and $212 million of professional fees, re-branding costs and other costs related to the Merger.

     After the Merger, the Company evaluated assets for potential impairment and concluded that the fair value of some of the assets was below their carrying value. In most cases, the decline in fair value was based upon the Company's different intent as to the use of those assets or completion of projects after the Merger. The Company also evaluated for impairment its dedicated special-purpose access lines that it leases to CLECs. Given the industry conditions and regulatory changes affecting CLECs in 2000, and given the fact that these access lines have no alternative use and cannot be sold or re-deployed, the Company concluded that the net future cash flows from the assets was negative and that sufficient cash flow would not be generated to recover the carrying value of those assets. Therefore, the Company concluded that the fair value of those assets was minimal and took a $226 million charge in 2000. The assets are operated by the Company's wholesale services segment.

     Following the Merger, the Company reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such incomplete software was determined to be zero. Capitalized software costs of $114 million were written off in 2000. The abandoned projects included a significant billing system replacement and a customer database system.

     Other charges included professional fees, re-branding costs, relocation costs and other costs related to the integration of U S WEST and Qwest. Although included in Merger-related charges because they were incremental and directly related to the Merger, these costs were generally not accrued at the date of the Merger.

     Offsetting the 2000 Merger-related costs was a $106 million post-retirement benefit plan curtailment gain. This gain resulted from the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not have 20 years of service by December 31, 2000 or would not be service pension eligible by December 31, 2003.

     Total other expense -- net. Interest expense was $1.041 billion for 2000, compared to $736 million for 1999. Increased interest expense resulted from higher debt levels incurred as a result of increased capital expenditures, the impact of the Merger and the acquisition of 39 million shares of Global Crossing common stock in June 1999. Higher interest rates on commercial paper borrowings also contributed to the increase in interest expense. Partially offsetting this increase was higher capitalized interest in 2000 of $104 million versus $27 million in 1999. The increase in capitalized interest was due to more construction projects in 2000 as compared to 1999.

     During 1999, the Company acquired approximately 39 million shares in Global Crossing at a per share price of $62.75 in connection with the proposed merger of U S WEST and Global Crossing. Later that year, U S WEST and pre-Merger Qwest announced plans for the Merger thereby terminating the Global Crossing combination. Upon termination, U S WEST incurred a charge of $282 million to dissolve the proposed merger with Global Crossing. The charge included a cash payment of $140 million to Global Crossing, the transfer to Global Crossing of $140 million of Global Crossing common stock previously purchased by the Company and $2 million of miscellaneous costs.

     In late 1999, the Company incurred a $367 million loss on the sale of 24 million shares of Global Crossing common stock. In connection with that sale, the Company entered into an equity return swap that expired in 2001. The swap was reflected at market value in the accompanying consolidated financial statements. The market value of the swap declined by $470 million and $56 million in 2000 and 1999, respectively. The

Company also recorded a loss of $447 million in the second quarter of 2000, when it determined the decline in the value of its remaining investment in Global Crossing common stock was other than temporary. The Company disposed of its remaining investment in Global Crossing common stock in the third quarter of 2000, recognizing a gain of $50 million, which is included in the $327 million net gain on equity investments described below.

     In 2000, Qwest sold certain non-strategic equity investments resulting in net gains of $327 million. In addition, Qwest completed the sale of approximately 20,000 access lines in North Dakota and South Dakota in 2000 generating proceeds of $19 million and a gain of $11 million. In 2000, the Company also recorded a net loss on the sale of fixed assets of $39 million.

     Provision for income taxes. The effective tax rates for 2000 and 1999 were impacted by the non-deductible goodwill amortization, KPNQwest excess basis amortization and non-deductible foreign losses associated with the Company's investment in KPNQwest. In addition, the 1999 effective tax rate was affected by charges associated with the termination of the Global Crossing merger agreement. Excluding the impact of these items, the effective tax rates for 2000 and 1999 were 39.4% and 38.5%, respectively. The increase in 2000 from the 1999 effective tax rate resulted primarily from fixed, non-deductible ESOP dividends paid out in 1999.

  NET (LOSS) INCOME

     Net loss before the cumulative effect of the change in accounting for directory revenues of $81 million in 2000 decreased from $1.102 billion in 1999 principally because of Merger-related and other charges of $1.752 billion. For additional information on the change in accounting for directory revenues, see
Note 2 to the consolidated financial statements.

     Diluted loss per share for 2000 was $0.06 compared to diluted earnings per share of $1.52 for 1999. This change was primarily the result of Merger-related and other charges of $1.752 billion incurred in 2000.

  ADJUSTED EBITDA

     The Company's adjusted EBITDA increased to $6.9 billion in 2000 from $5.7 billion in 1999 due primarily to the Merger and the other factors described above under Revenues, Cost of Sales and SG&A Expenses. However, adjusted EBITDA declined to 41.6% of revenues in 2000 from 43.3% in 1999. The Company believes that the decline in adjusted EBITDA as a percentage of revenue reflects the Company's increased costs resulting from continued investments in early life cycle products and services such as Web hosting, wireless and local broadband access and improved customer service.

     The Company does not view adjusted EBITDA as an alternative measure of cash flows. Although reported trends in adjusted EBITDA are generally consistent with trends in the Company's cash flows, adjusted EBITDA trends exclude cash flows associated with changes in working capital and capital expenditures. You can find additional information concerning the Company's cash flows in "Liquidity and Capital Resources" below.

  2000 COMPARED WITH 1999 AS REPORTED SEGMENT RESULTS

     Set forth below is revenue, operating expenses and adjusted EBITDA information for the years ended December 31, 2000 and 1999 for the four segments utilized through 2000. Information for 2000 has been conformed to certain reclassifications among the segments made in 2001. Since it was impractical to restate the 1999 information and it does not conform to the presentation for 2000, the expense and adjusted EBITDA information may not be comparable. You can find more information on the segments in Note 12 to the consolidated financial statements.

     The Merger significantly impacts the comparison of the segment results between 2000 and 1999.

                                                         YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                     2000     % OF TOTAL    1999     % OF TOTAL   INCREASE/(DECREASE)
                                    -------   ----------   -------   ----------   -------------------
                                                          (DOLLARS IN MILLIONS)
Operating revenues:
  Retail services.................  $11,837      71.3%     $ 9,022      68.4%     $ 2,815       31.2%
  Wholesale services..............    3,083      18.6%       2,871      21.8%         212        7.4%
  Network services................      132       0.8%         242       1.8%        (110)     (45.5%)
  Directory services..............    1,530       9.2%       1,436      10.9%          94        6.5%
  Other...........................       28       0.1%        (389)     (2.9%)        417      107.2%
                                    -------     -----      -------     -----      -------
          Total operating
            revenues..............  $16,610     100.0%     $13,182     100.0%     $ 3,428       26.0%
                                    =======     =====      =======     =====      =======
Operating expenses:(1)
  Retail services.................  $ 2,632      27.2%     $ 2,911      38.9%     $  (279)      (9.6%)
  Wholesale services..............      401       4.1%         714       9.6%        (313)     (43.8%)
  Network services................    4,701      48.5%       3,035      40.6%       1,666       54.9%
  Directory services..............      571       5.9%         695       9.3%        (124)     (17.8%)
  Other...........................    1,388      14.3%         123       1.6%       1,265    1,028.5%
                                    -------     -----      -------     -----      -------
          Total operating
            expenses..............  $ 9,693     100.0%     $ 7,478     100.0%     $ 2,215       29.6%
                                    =======     =====      =======     =====      =======
Adjusted EBITDA:(2)
  Retail services.................  $ 9,205     133.1%     $ 6,111     107.1%     $ 3,094       50.6%
  Wholesale services..............    2,682      38.8%       2,157      37.8%         525       24.3%
  Network services................   (4,569)    (66.1%)     (2,793)    (49.0%)     (1,776)     (63.6%)
  Directory services..............      959      13.9%         741      13.0%         218       29.4%
  Other...........................   (1,360)    (19.7%)       (512)     (8.9%)       (848)    (165.6%)
                                    -------     -----      -------     -----      -------
          Total adjusted EBITDA...  $ 6,917     100.0%     $ 5,704     100.0%     $ 1,213       21.3%
                                    =======     =====      =======     =====      =======

---------------

(1) Includes only cost of sales and selling, general and administrative expenses.

(2) See footnote (3) to Selected Financial Data for the definition of adjusted EBITDA and for a discussion of certain limitations in considering this measure of the Company's operating performance.

  SEGMENT REVENUES

     Retail services. Retail services revenues for 2000 grew by $2.815 billion or 31.2% over 1999 primarily as a result of the inclusion of pre-Merger Qwest's business in the last six months of 2000. Other contributors to this growth were increases in sales of IP and data services, particularly DIA, DSL, Web hosting, professional services, dial Internet access, traditional private line sales and optical capacity asset sales. Local voice revenues also grew as sales of business access lines, vertical feature products (like voice messaging, caller ID and call waiting) and wireless products and services increased. In addition, sales of bundled products and services like CustomChoice (which includes a home phone line and the choice of 20 calling features) and Total Package (bundled wireless, wireline and Internet services package) increased in 2000 versus 1999.

     Wholesale services. Wholesale services revenues increased by $212 million or 7.4% in 2000 as compared to 1999, primarily due to the inclusion of pre-Merger Qwest's business in the last six months of 2000. This increase was offset somewhat by rate reductions mandated by the FCC as part of access reform, as well as rate reductions mandated by state PUCs.

     Network services. Network services decreased by $110 million or 45.5% in 2000 as compared to 1999 principally because of lower equipment sales in 2000 versus 1999.

     Directory services revenues. Directory services revenues for 2000 increased by $94 million or 6.5% over 1999. Higher advertising rates and an increase in the number of premium advertisements accounted for $66 million or 70% of the increase while $28 million or 30% was due to the publication of a directory two times in 2000 as compared to once in 1999. The period covered by this directory was shortened from 12 months to 11 months (for 2000 only) and the directory was accordingly published in both January 2000 and December 2000 (instead of January 2001).

  SEGMENT OPERATING EXPENSES

     In addition to the impact of the Merger, the Company also adjusted the methodology it used for the allocation of certain corporate costs. For the 1999 segment results, these costs were included in the operating expenses of each segment, whereas these amounts were isolated in the "Other" category for purposes of the 2000 presentation. The 1999 amounts have not been restated to conform to the 2000 presentation because the information was not available as a result of systems changes that occurred after the Merger.

     Operating expenses for the retail services, wholesale services and directory services segments decreased by $279 million, $313 million and $124 million, respectively in 2000 as compared to 1999. These decreases were primarily the result of fewer employees related to Merger integration efforts and an increase in the pension credit in 2000. Partially offsetting the decreases in the retail and wholesale segments are increased costs associated with growth in data, IP and wireless sales. Further offsetting the decreases in these three segments were increased costs for bad debts and commissions paid in 2000.

     The operating expenses for the network services segment increased $1.7 billion in 2000 as compared to 1999. This increase is primarily the result of the inclusion of pre-Merger Qwest's business in the last six months of 2000. In addition, costs associated with customer service improvements and re-entry into the inter-LATA long-distance business contributed to the increase. Partially offsetting the increase in network services operating expenses was the increased capitalization of salaries and wages associated with more work being performed on construction projects.

  SEGMENT ADJUSTED EBITDA

     Because of the factors described above, adjusted EBITDA collectively increased $1.213 billion year-over-year. See footnote (3) to Selected Financial Data for the definition of adjusted EBITDA and for a discussion of certain limitations in considering this measure of the Company's operating performance.

LIQUIDITY AND CAPITAL RESOURCES

     The operating, investing and financing activities for 2001 as compared to 2000 and 1999 were significantly impacted by the Merger.

     OPERATING ACTIVITIES. Cash provided by operations was $4.034 billion, $3.681 billion and $4.546 billion in 2001, 2000 and 1999, respectively. The increase in operating cash flow in 2001 over 2000 was primarily caused by an increase in net income after adjusting for non-cash expenses such as depreciation, amortization, provision for bad debts and investment write-downs. Net income before non-cash charges was $6.951 billion in 2001 as compared to $6.140 billion in 2000. Included in cash provided by operations were cash receipts of $969 million and $137 million in 2001 and 2000, respectively, related to contemporaneous optical capacity asset transactions. Partially offsetting this increase in operating cash flow was an increase in accounts receivable of $1.079 billion and a decrease in accounts payable, accrued expenses and advance billings of $849 million. Accounts receivable increased primarily due to higher sales resulting from the Merger and an overall slowdown in payments from customers as a result of the weak economic environment. Qwest anticipates that its 2002 bad debt expense levels will move toward more historical levels of approximately 2.5% of operating revenues as compared to 3.2% of operating revenues in 2001. Receivables associated with sales to customers in the local services area will continue to be impacted to the extent it takes longer for the economic recovery to have an affect on this region. The decline in accounts payable was due to the decrease in property, plant and equipment purchase accruals as capital expenditures in the fourth quarter of 2001 were lower than the fourth quarter of 2000.

     Qwest has built its network outside North America primarily by entering into long-term agreements to acquire optical capacity. Qwest has also acquired some capacity within North America under similar contracts. Several of the companies (for example, Global Crossing, Enron Broadband Services, Inc. and 360 networks (USA), Inc.) with which Qwest has entered into such agreements appear to be in financial difficulty or have filed for bankruptcy protection. Bankruptcy courts have wide discretion and could deny Qwest the continued benefits of use of the assets under the capacity agreements without relieving Qwest of its obligation to make payments or requiring the refund of amounts previously paid. Qwest believes that it is taking appropriate actions to protect its investments and maintain on-going use of the acquired capacity. At this time, it is too early to determine what effect the bankruptcies will have with respect to the acquired capacity or Qwest's ability to use this acquired capacity.

     The retail services and wholesale services segments produce significant operating cash flows which are expected to continue to be sufficient to cover their operating expenses as well as the operating expenses of the network services segment, which both the retail services and wholesale services segments utilize. The directory services segment is expected to continue to generate positive operating cash flows for the foreseeable future.

     Because the Company's pension plan was in a surplus position for funding purposes as of December 31, 2001, Qwest does not anticipate a need to make a contribution to the pension plan in 2002. You can find additional information on Qwest's pension plan in Note 7 to the consolidated financial statements.

     INVESTING ACTIVITIES. Capital expenditures were $8.543 billion, $6.597 billion and $3.944 billion in 2001, 2000 and 1999, respectively. Capital expenditures have been focused on the modernization and expansion of the Company's global telecommunications network, expansion of its Internet and data communications, local broadband, and wireless networks, re-entry into the long-distance business in Qwest's local service area and service improvements. The Company expects capital expenditures of approximately $3.7 billion in 2002 primarily to maintain the existing local network infrastructure, support demand for broadband data and wireless services, re-enter the long-distance market in the Company's local service area and improve Qwest's worldwide network. The Company estimates the minimum capital required to maintain its business is in the range of $1.5 billion to $2.0 billion.

     As a result of the Company's plan to reduce its capital expenditures in 2002, Qwest has undertaken a review of the inventories on-hand and work in process. In connection with this review, Qwest will assess the appropriateness of inventory levels and carrying values. At this time the Company is unable to accurately estimate the impairment, if any, that may result from this review.

     The following table sets forth the capital expenditures by segment for the years ended December 31, 2001, 2000 and 1999.

                                RETAIL    WHOLESALE   NETWORK    DIRECTORY           CONSOLIDATED
                               SERVICES   SERVICES    SERVICES   SERVICES    OTHER      TOTAL
                               --------   ---------   --------   ---------   -----   ------------
                                                     (DOLLARS IN MILLIONS)
2001.........................  $   859      $  7       $7,458       $2       $217       $8,543
2000.........................    1,033       103        5,207       41        213        6,597
1999.........................      587       111        3,199       48         (1)       3,944

     The significant amounts required for retail services in 2000 and 2001 related primarily to the cost of re-entry into the long-distance business and service improvements. For 2002, capital expenditures for the retail services, wholesale services, network services, directory services and other segments are expected to be approximately $600 million, $1 million, $2.9 billion, $15 million and $150 million, respectively.

     Included in the Company's expenditures for property, plant and equipment are cash expenditures for optical capacity asset purchases. Purchases of optical capacity allowed the Company to expand the Qwest fiber optic network both domestically and internationally to enable Qwest to provide broadband communications services to its multi-national enterprise customers. Property, plant and equipment increased by approximately $988 million and $354 million during the years ended December 31, 2001 and 2000, respectively, due to these purchases. During 2001, $1.078 billion was paid in cash for purchases of optical capacity assets. During 2000, $265 million was paid in cash for purchases of optical capacity assets. You can find more information relating to optical capacity asset sales, including contemporaneous transactions, in "Revenue Recognition" under "Significant Accounting Policies" below.

     During 2001, Qwest sold approximately 41,000 access lines in Utah and Arizona resulting in a gain of $51 million and cash proceeds of $94 million. In 2000, the Company sold approximately 20,000 access lines in North Dakota and South Dakota resulting in proceeds of $19 million and a gain of $11 million.

     Cash used for investing activities was offset during 2000 by $1.140 billion of proceeds from the Company's 1999 sale of Global Crossing securities. These cash proceeds resulted from Qwest's monetization of its investment in Global Crossing and do not represent a source of recurring cash flows.

     FINANCING ACTIVITIES. Cash provided by financing activities was $4.692 billion, $1.189 billion and $1.945 billion in 2001, 2000 and 1999, respectively. Net borrowings of approximately $5.6 billion and $1.4 billion were incurred in 2001 and 2000, respectively, principally to fund the Company's capital expenditures described above and to purchase Qwest shares from BellSouth in 2001. The net proceeds from short-term and long-term borrowings in 1999 of approximately $3.0 billion were, in part, utilized to acquire approximately $2.5 billion of Global Crossing stock as part of its tender offer for U S WEST. The transaction was not completed and the shares were subsequently sold in 1999 and 2000.

     In January 2001, Qwest repurchased 22.22 million shares of its common stock from BellSouth for $1.0 billion in cash. At December 31, 2001, the repurchased shares were available to satisfy the Company's obligations under its employee benefits and options programs. As part of the transaction, BellSouth committed to acquire $250 million in services from the Company over a five-year period. The agreement (the "2001 Agreement") provided that BellSouth would make payment for the services in cash and/or Qwest common stock. The number of Qwest common shares to be tendered was based upon values contained in that agreement. During 2001, Qwest provided services to BellSouth valued at $92 million. BellSouth paid for these services by remitting cash throughout the year of $18 million and, on December 10, 2001, tendering 1.2 million shares of Qwest common stock. The value of the tendered shares at December 10, 2001 of $15 million was recorded in treasury stock. The $43 million difference between (i) the value of the shares at December 10, 2001 of $15 million and (ii) the value assigned to the shares under the 2001 agreement of $58 million, was recorded as a reduction in additional paid-in capital. The unpaid balance of $16 million due from BellSouth remained in the Company's accounts receivable.

     During the first quarter of 2002, the Company received approximately 278,000 shares of Qwest common stock valued at $13 million, under the 2001 Agreement, from BellSouth in partial satisfaction of the $16 million outstanding accounts receivable. In addition, in accordance with the 2001 Agreement, Qwest used $12 million of the $18 million in cash paid by BellSouth affiliates for services in 2001 to purchase approximately 253,000 shares of Qwest common stock at the value assigned to the shares under the 2001 Agreement. The 2001 Agreement was cancelled as of January 16, 2002, having the effect of eliminating the remaining commitment to purchase services and terminating the ability of BellSouth to use Qwest common stock to pay for such services. At that time, BellSouth committed to purchase $350 million in services over four years, payable in cash. In consideration for terminating the 2001 agreement, Qwest gave BellSouth a non-cash credit of $71 million that will be reflected on the balance sheet as a deposit from BellSouth. The deposit is expected to offset payments due from BellSouth as Qwest provides services to BellSouth in the future.

     In March 2001, the Company completed a cash tender to buy back certain outstanding debt. In the tender offer, the Company repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, the Company incurred $106 million ($65 million after tax) in premium payments. The tender offer was conducted to retire the bonds because of their high coupon rates and to reduce interest cost to the Company. In connection with the tender offer, the indentures were amended to eliminate restrictive covenants and certain default provisions.

     At December 31, 2001 Qwest's long-term borrowings and capital lease obligations (other than the current portions) were approximately $20.2 billion. That portion of the debt that is public debt either assumed by Qwest in the Merger or issued following the Merger (referred to as "Post-Merger public debt") had an outstanding balance of $19.9 billion at December 31, 2001. This Post-Merger public debt has no financial covenants and contains no cross-default or cross-acceleration provisions. At December 31, 2001 Qwest had public debt that was issued by Qwest prior to the Merger (referred to as "Pre-Merger public debt") with an outstanding balance of $1.4 billion. Of the Pre-Merger public debt, $1.0 billion has no financial covenants as long as Qwest maintains an investment grade debt rating. If the Company fails to maintain an investment grade rating, the most restrictive covenant that would apply would be a limitation on the incurrence of debt. The limitations on incurrence of debt would apply if, after application of the proceeds, the ratio of debt-to-consolidated cash flow available for fixed charges (as defined in the indenture) for the four full quarters preceding the incurrence would be 5.0-to-1 or higher. This portion of the Pre-Merger public debt also contains provisions relating to acceleration upon an acceleration of other debt obligations in the aggregate in excess of $10 million, including the credit facility and any of the Post-Merger public debt. The remaining portion of the Pre-Merger public debt (approximately $350 million) has no financial covenants but does contain provisions relating to acceleration upon an acceleration of debt obligations in the aggregate in excess of $25 million.

     On May 2, 2001, Qwest's Board of Directors approved a dividend of five cents per share on the Company's common stock which was paid to stockholders of record as of the close of business on June 1, 2001 in satisfaction of any prior statement by Qwest in connection with or following the Merger regarding the payment or declaration of dividends. As a result, dividends of $83 million were paid on common stock in 2001 compared to $542 million in 2000. The decline was due to a change in the dividend policy after the Merger. The Company also paid $1.187 billion in dividends on its common shares in 1999. The Company has made no decision with respect to the payment of any cash dividends on its common stock in 2002.

     RECENT DEVELOPMENTS IMPACTING LIQUIDITY AND CAPITAL RESOURCES. Until February 2002, Qwest maintained commercial paper programs to finance short-term operating cash needs of the business. As of December 31, 2001, the Company had a $4.0 billion syndicated credit facility available to support its commercial paper programs. There was no balance outstanding on the syndicated credit facility at December 31, 2001. The syndicated credit facility matures on May 3, 2002. Qwest could have converted any borrowed amount into a one-year term loan that would be due in May 2003 provided Qwest was not in default under the credit facility, including compliance with all covenants. The most restrictive financial covenant in the syndicated credit facility at December 31, 2001 required the Company to maintain a debt-to-consolidated EBITDA ratio of no more than 3.75-to-1. "Consolidated EBITDA" as defined in the credit facility is a measure of EBITDA that starts with net income and adds back certain items, primarily those of a non-cash or a non-operating nature. This syndicated credit facility contains a provision that would allow acceleration of the full amount due upon a default in payment obligations aggregating in excess of $100 million under debt obligations having an aggregate principal amount in excess of $100 million, including any of the Post-Merger public debt and Pre-Merger public debt.

     As a result of reduced demand for its commercial paper, Qwest borrowed the full amount under this facility in February 2002 and used most of the proceeds to repay commercial paper. After repaying the commercial paper, Qwest had approximately $800 million of proceeds remaining that the Company expects will be used to pay current maturities under short-term notes, long-term borrowings and capital lease obligations. At December 31, 2001, the Company had approximately $1.6 billion in short-term notes, long-term borrowings and capital lease obligations maturing over the next 12 months. As a result, Qwest's overall borrowings, net of the excess unapplied cash, remained unchanged at approximately $25.0 billion after applying the proceeds of the borrowings under the credit facility. In March 2002, Qwest amended the syndicated credit facility and currently expects to convert the balance of the facility as of May 3, 2002 into a one-year term loan that would be due May 2003. As part of the amendment, the Company (i) increased the maximum debt-to-Consolidated EBITDA ratio from 3.75-to-1 to 4.25-to-1 through the quarter ended September 30, 2002, decreasing to 4.0-to-1 beginning December 31, 2002, and (ii) agreed to use a portion of net proceeds from future sales of assets and capital market transactions, including the issuance of debt and equity securities, to prepay the bank loan until the outstanding loan is $2.0 billion or less. As a result, Qwest's overall borrowings, net of the excess unapplied cash, remained unchanged.

     The amount drawn down under the $4 billion syndicated bank facility was initially distributed between two wholly-owned subsidiaries of Qwest, Qwest Capital Funding, Inc. ("QCF") and Qwest Corporation, with $3 billion assigned to QCF and $1 billion assigned to Qwest Corporation. Following the amendment of the syndicated credit facility agreement, Qwest paid $608 million of the proceeds from Qwest Corporation's March 2002 bond offering discussed below to reduce the total amount outstanding and, as permitted under the agreement, re-distributed the amounts outstanding between QCF and Qwest Corporation. As of March 31, 2002, the syndicated credit facility had the total amount outstanding of $3.39 billion assigned to QCF and nothing assigned to Qwest Corporation.

     In February and March 2002, the credit ratings for Qwest and QCF were lowered one level to BBB by Fitch Ratings ("Fitch") and Standard and Poor's ("S&P") and two levels to Baa3 by Moody's Investor Service ("Moody's"). The ratings for Qwest Corporation were lowered two levels to BBB+ by Fitch, one level to BBB by S&P and two levels to Baa2 by Moody's. These ratings are investment grade. The commercial paper ratings for Qwest, Qwest Corporation and QCF were also lowered to F-3, P-3 and A-3 by Fitch, Moody's and S&P, respectively.

     The synthetic lease facilities described under "Commitments" below had certain financial covenants, including a maximum debt-to-Consolidated EBITDA ratio. In March 2002, the Company paid the full amount necessary to acquire all properties subject to the synthetic lease agreements and terminated these agreements.

     The Company is currently in compliance with all financial covenants in its credit facility and indentures (including any covenants suspended while the Company maintains its investment grade credit rating) as of the last measurement date.

     On March 7, 2002, Qwest Corporation completed the sale of $1.5 billion 10-year bonds with an 8.875% interest rate. Approximately $608 million of the net proceeds were used to repay a portion of the borrowings under the syndicated credit facility. The remaining net proceeds will be used to repay short-term obligations and currently maturing long-term borrowings. As a result, Qwest's net debt outstanding, net of the excess unapplied cash, remained substantially unchanged after applying the proceeds from the bond issuances.

     On March 19, 2002, the Company announced that it had repurchased through direct exchange transactions approximately $97 million in face amount of debt issued by QCF and guaranteed by Qwest. In exchange for the debt, the Company issued approximately 9.9 million shares of its common stock out of treasury.

     The Company intends to de-lever its balance sheet during 2002 through a number of available options possibly including issuing equity-based securities, selling assets or securities associated with those assets, possibly including, without limitation, wireless, access lines, directories, its applications service provider business and other non-core assets. Qwest expects these issuances and sales could generate net cash proceeds of $1.5 billion to $2.0 billion. In furtherance of its efforts to de-lever the balance sheet, on February 5, 2002, Qwest filed a shelf registration statement with the SEC covering $2.5 billion of debt and equity securities. Neither the form of the security nor the timing of the offering have been determined. These will be dependent on the effective date of the registration and the then prevailing market conditions.

     As a result of the recent financing transactions and the amendments to its syndicated credit facility, the Company currently believes that cash flow from operations and available debt and equity financing will be sufficient to satisfy the Company's anticipated cash requirements for operations for the next 12 months.

     COMMITMENTS. As of December 31, 2001, the Company had the following future contractual cash obligations:

                                                     PAYMENTS DUE BY PERIOD
                                          --------------------------------------------
                                                             2 - 3    4 - 5     AFTER
FUTURE CONTRACTUAL CASH OBLIGATIONS        TOTAL    1 YEAR   YEARS    YEARS    5 YEARS
-----------------------------------       -------   ------   ------   ------   -------
                                                     (DOLLARS IN MILLIONS)
Long-term debt and commercial paper.....  $24,687   $4,645   $3,292   $2,205   $14,545
Capital lease obligations...............      316      161      133        6        16
Operating leases........................    3,237      339      649      511     1,738
Unconditional purchase obligations......    3,008    1,083    1,395      526         4
                                          -------   ------   ------   ------   -------
Total future contractual cash
  obligations...........................  $31,248   $6,228   $5,469   $3,248   $16,303
                                          =======   ======   ======   ======   =======

     Included in unconditional purchase obligations are agreements with IXCs and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. Despite current market conditions, Qwest expects that it will meet substantially all minimum usage commitments based on its projected results for 2002. The minimum usage contracts primarily relate to IP and data services such as Internet dial access, DIA, voice over IP services, traditional private lines, local access and ATM services. You can find additional information concerning other commitments in Note 11 to the consolidated financial statements.

     The Company has entered into unconditional purchase obligations to obtain facilities management services from other telecommunications services companies. Qwest is an authorized distributor for certain equipment manufacturers and periodically sells such equipment to unrelated parties. During 2001, the Company sold equipment to other telecommunications companies and contemporaneously entered into unconditional commitments to obtain facilities management services from these companies. The equipment sold to those companies will not be used exclusively to provide services to Qwest and these companies may use alternative equipment or means to provide the required facilities management services to the Company. Revenues recognized from these equipment sales were $148 million during 2001 and none in 2000. The profit from all these 2001 equipment sales was deferred because there was no practical manner to separate the equipment sale and facilities management services contracts. The deferred profit will be amortized over the terms of the service agreements of approximately 4 to 5 years. Specifically, under these facilities management services obligations, the Company's minimum future cash obligations are approximately $1.3 billion. You can find additional information concerning these commitments in Note 15 to the consolidated financial statements.

     At December 31, 2001, the Company had the following future commercial commitments that may result in future cash outflows:

                                                 AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                --------------------------------------------
                                                  TOTAL              2 - 3   4 - 5    AFTER
FUTURE COMMERCIAL COMMITMENTS                   COMMITTED   1 YEAR   YEARS   YEARS   5 YEARS
-----------------------------                   ---------   ------   -----   -----   -------
Lines of credit...............................    $ --       $--      $--     $--     $ --
Letters of credit.............................      49        49      --      --        --
Guarantees....................................     228        --      --      --       228
                                                  ----       ---      --      --      ----
Total future commercial commitments...........    $277       $49      $--     $--     $228
                                                  ====       ===      ==      ==      ====

     Included in the operating lease amounts in the first table and in the guarantees in the second table are amounts relating to structured finance transactions under which Qwest agreed to lease from unrelated parties certain real estate properties, including corporate offices, network operations centers and CyberCenters. These are referred to as synthetic lease facilities. These leases, which had lease terms of six years, were accounted for as operating leases and represent $67 million of the total operating lease payments and all of the guarantee amounts. In March 2002, the Company paid the full amount necessary to acquire all properties subject to the synthetic lease agreements and terminated these agreements. The purchase price of all such properties was approximately $255 million. As a result of the payments, the loan commitments totaling $382 million were terminated and the Company is no longer liable for its residual value guarantees of up to $228 million that were only applicable if the leases expired at the end of their term.

     Qwest currently has a distribution agreement with KPNQwest discussed in the Related Party Transaction discussion below. Under the distribution agreement, Qwest is required to meet certain targets, without obligation, to maintain its status as KPNQwest's exclusive North American distributor. If Qwest does not meet these thresholds for two consecutive years, Qwest will lose the right to be KPNQwest's exclusive North American distributor.

     As of December 31, 2001, Qwest had a remaining unconditional purchase obligation to purchase up to E81 million (or approximately $72 million based on a conversion rate at December 31, 2001) worth of network capacity from KPNQwest through 2002. Although KPNQwest has announced it believes it is fully funded until it becomes free cash flow positive, European telecommunications companies in general, and emerging carriers such as KPNQwest in particular, have been experiencing substantial financial difficulty. Therefore, there can be no assurance that KPNQwest will not require additional funding in order to meet its business objectives. However, except as described above, Qwest has no further obligation to fund KPNQwest.

     FINANCIAL POSITION. Total assets increased from $73.5 billion at December 31, 2000 to $73.8 billion at December 31, 2001. The increase was primarily due to capital expenditures for property, plant and equipment purchased using a combination of cash and borrowed funds. Partially offsetting the increase in total assets was a decrease in investments primarily due to the write-down of the Company's investment in KPNQwest. The Company also adjusted the carrying value of the KPNQwest investment and reclassified the excess purchase price allocation to goodwill as part of the final Merger purchase price allocation. You can find additional information regarding the Company's review of its KPNQwest investment in 2002 in "Results of Operations -- 2001 Compared with 2000 As Reported Results -- Expenses -- Total other expense-net" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Qwest's working capital deficit decreased from $4.5 billion at December 31, 2000 to $4.2 billion at December 31, 2001 primarily due to increases in net accounts receivable, inventory, prepaids and other current assets and a decrease in accounts payable and accrued expenses. Accounts receivable increased by $267 million as a result of higher sales due to the Merger and an overall slowdown in payments from customers caused by a weak economy. Also contributing to the decrease in the working capital deficit was the decline in accounts payable and accrued expenses principally due to lower capital expenditures in the fourth quarter of 2001 compared to the fourth quarter of 2000.

     The change in working capital was substantially offset by an increase of approximately $1.2 billion in short-term borrowings. The higher short-term borrowings were used to finance capital expenditures during the year as part of the Company's efforts to finish the construction of its network, re-enter the interLATA long-distance business in its local service area, provide new services and improve service quality.

     Stockholders' equity decreased from $41.3 billion in 2000 to $36.7 billion in 2001 as a result of the Company's 2001 net loss of $4.0 billion and the BellSouth share repurchase and exchange of Qwest shares for services of $1.0 billion. See Note 15 to the consolidated financial statements for additional information on BellSouth transactions that occurred after December 31, 2001 that will impact the Company's stockholders' equity. For a discussion of Qwest's plans to de-lever its balance sheet, see the discussion of "Financing Activities" above.

     OTHER. On a regular and on-going basis, Qwest reviews and evaluates other businesses and opportunities for business combinations that would be strategically beneficial. As a result, it may be involved in negotiations or discussions that, if they were to result in a transaction, could have a material effect on Qwest's financial condition (including short-term or long-term liquidity) or short-term or long-term results of operations.

     REGULATORY MATTERS. The Company's future operations and financial results will be affected by developments in a number of federal and state regulatory matters. In addition to Qwest's efforts to offer long-distance service in its local service area, Qwest is subject to a number of other regulatory matters as described Item 1 of Part I and Note 11 to the consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION. Revenues from services are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, are deferred and recognized over the longer of the contractual period or the expected customer relationship, generally 2 to 10 years. Expected customer relationship periods are generally estimated using historical data of actual customer retention patterns. As the telecommunications market experiences greater competition and customers shift from traditional land-based telephony services to mobile services, the Company's customer relationship period will likely decline resulting in a faster recognition of the deferred revenue and related costs.

     Design, engineering and installation contracts for certain customer premise equipment agreements are accounted for under the percentage-of-completion method of accounting. The percentage-of-completion method is calculated using either the ratio of total actual costs incurred to date to the estimated total project costs or actual labor hours to total estimated labor hours for the project. This percentage is then applied to the estimated total revenue for the project to determine the amount of revenue to be recorded. As the estimated total costs or total labor hours are revised up or down, the timing of the recognized revenue can be impacted. Revenues can also be impacted by change orders negotiated during the performance of the contract.

     The Company has sold optical capacity on its network primarily to other telecommunications service providers in the form of sales of specific channels on Qwest's "lit" network or sales of specific dark fiber strands. These sales are typically structured as indefeasible rights of use, or IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified period of time, usually 20 years or more. Qwest accounts for its sales of optical capacity in accordance with SFAS No. 13, "Accounting for Leases" based on the characteristics of these arrangements. In establishing the terms for the sales, Qwest satisfies the criteria for qualifying the transactions as leases as opposed to service agreements by conveying the right to use specific identifiable property for a specific period of time. As leases, these sales may be accounted for either as sales-type leases or operating leases.

     Revenues from a sale of optical capacity that meets the criteria of a sales-type lease are recognized at the time the optical capacity is delivered to and accepted by the customer. If the requirements for sales-type lease accounting are not met, revenue is recognized ratably over the term of the agreement. As a result of an interpretation by the Financial Accounting Standards Board ("FASB") in June 1999 (FIN 43) optical capacity is treated as real property for accounting purposes. Under SFAS No. 13, in order to meet the requirements for sales-type lease accounting for real property, ownership of the property must be transferred. Prior to July 2001 when the FASB's Emerging Issues Task Force ("EITF") provided guidance that transfer of ownership must occur automatically at or before the end of the lease to qualify as a sales-type lease, Qwest's IRUs included a nominal purchase option at the end of the term. Commencing July 2001, Qwest modified its IRU terms to provide for the automatic transfer of title at the end of the term. Determination of whether ownership transfers under the IRU agreements is a significant judgment Qwest must make in applying the accounting principles of SFAS No. 13 to determine whether these optical capacity transactions qualify for sales-type lease accounting. The Company concludes IRUs are sales-type leases for accounting purposes and recognizes revenue at the time delivery and acceptance of the fiber or capacity takes place so long as: (1) Qwest receives sufficient consideration; (2) (x) Qwest has passed substantially all risks and rewards of ownership to the fiber or capacity, including responsibility for operation and maintenance cost and risk of technological or economic obsolescence, to the customer, (y) Qwest does not have substantial continuing involvement with the capacity sold, and (z) ownership has passed or will pass by the end of the agreement; and (3) the customer receives a specific fiber or channel on the Qwest network that only the customer can utilize. During 2001 and 2000, the Company recognized revenues from optical capacity asset sales in the amount of $1.013 billion and $468 million, respectively. This represented approximately 5.1% and 2.8% of total As Reported revenues in 2001 and 2000, respectively. As previously announced, the Company does not plan on any sales of optical capacity in 2002 that would be treated as sales-type leases and require recognition of revenue up front. In order to meet continuing demand for optical capacity Qwest may enter into operating leases for fiber or capacity. Qwest will not enter into such leases involving routes with an end-point in a state in Qwest's local service area until Qwest has obtained permission to offer interLATA services in that state.

     The Company also enters into agreements to purchase optical capacity from other telecommunications service providers. Purchases of optical capacity allowed the Company to expand the Qwest fiber optic network both domestically and internationally to enable Qwest to provide broadband communications services to its multi-national enterprise customers. Several of these carriers have also acquired optical capacity from Qwest during 2001, principally in the United States, in separate transactions at market rates. These transactions in which the Company sells and buys capacity from the same third party in the same time period are referred to by the Company as "contemporaneous transactions." In Qwest's contemporaneous transactions, the Company typically obtains acceptance of the delivered route from the buyer in the quarter in which revenue is recognized, and generally receives all or a significant portion of the sales proceeds in cash. The sales price is not subject to refund based on either party's failure to perform under the separate purchase contract. As such, the Company believes these are separate, legally enforceable cash transactions. However, the Company also applies the more restrictive "nonmonetary" transaction accounting guidance to these contemporaneous transactions. This guidance is contained in Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions" and EITF Issue 01-02, "Interpretations of APB Opinion No. 29." Applying these standards, exchanges of Qwest optical capacity held for sale in the ordinary course of business for the counterparty's optical capacity to be used in Qwest's operations are recorded at fair value. Otherwise, the exchanges are recorded at the lower of historical cost or fair value. Qwest recognizes revenue based on fair value for these contemporaneous transactions principally based on the following factors: (1) whether the assets exchanged are dissimilar (assets held for sale in the ordinary course of business for assets to be used to provide telecommunication services), (2) whether fair value can be determined within reasonable limits and (3) whether from an accounting perspective, the earnings process is complete. All of the factors must be met in order to recognize the revenue based on fair value. Assessing whether these criteria have been met is a significant judgment Qwest must make in applying the accounting standards to determine whether revenue can be recognized based on fair value. Amounts spent for optical capacity acquired in these contemporaneous transactions are included in property, plant and equipment. During 2001, of the $1.013 billion in total revenue recognized from optical capacity asset sales, the Company recognized revenue of $684 million on contract values of $895 million from contemporaneous transactions.

     As required, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. SFAS No. 144 requires that long-lived assets that could be disposed of other than in a cash sale be classified as "held for use." As a result, the Company will treat its optical capacity asset inventory as if it was property, plant and equipment and depreciate it over its estimated useful life. As a result of the adoption of SFAS No. 144, Qwest will no longer recognize revenue from optical capacity asset sales.

     Directory revenue is recognized at the time of publication of the directories. Changes in publishing schedules may impact the timing of the recognition of directory revenue. The amount of directory revenue may also be affected by changes in the number of directories published and the period covered by directories.

     SOFTWARE CAPITALIZATION POLICY. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to 5 years. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage. Further, the recovery of software projects is periodically reviewed and may result in significant write-offs.

     PENSION AND POST-RETIREMENT BENEFITS. Pension and post-retirement health care and life insurance benefits earned by employees during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

     In computing the pension and post-retirement benefit costs, the Company must make numerous assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected return on plan assets and expected future cost increases. Two of these items generally have the most significant impact on the level of cost -- discount rate and expected rate of return on plan assets.

     The Company sets its discount rate based upon the average interest rate during the month of December for a Moody's AA rated corporate bond.

     The expected rate of return on plan assets is the long-term rate of return Qwest expects to earn on the pension trust's assets. Qwest establishes its expected rate of return by reviewing the investment composition of its pension plan assets, obtaining advice from its actuaries, reviewing historical earnings on the pension trust assets and evaluating current and expected market conditions.

     To compute its expected return on pension plan assets, the Company applies its expected rate of return to the market-related value of the pension plan assets. The market-related asset value is a computed value that recognizes changes in fair value of pension plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company elected to recognize actual returns on its pension plan assets ratably over a five year period when computing its market-related value of pension plan assets. The election was made in 1987 when SFAS No. 87 became effective. This method has the effect of smoothing market volatility that may be experienced from year to year. As a result, the Company's expected return is not significantly impacted by the actual return on pension plan assets experienced in the current year.

     Changes in any of the assumptions made by the Company in computing the pension and post-retirement benefit costs could have an impact on various components that comprise these expenses. Factors to be considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hirings or downsizings and medical cost trends. Changes in any of these factors could impact cost of sales and SG&A on the statement of operations as well as the value of the asset or liability on the balance sheet. If the Company's 2001 assumed expected rate of return of 9.4% was 100 basis points lower, the impact would have been to decrease the pension credit, net of post-retirement expenses, by $139 million in 2001.

     INVESTMENTS. The Company reviews its portfolio of equity securities on a quarterly basis to determine whether a decline in value is other than temporary. Many factors are considered in assessing whether a decline in value is other than temporary, including, as may be appropriate:

     - Earnings trends and asset quality;

     - Near term prospects and financial condition of the issuer;

     - Financial condition and prospects of the issuer's region and industry;

     - The cause and severity of the decline in market price;

     - Analysts' recommendations and stock price projections;

     - The length of time (generally six to nine months) that market value was less than the carrying value;

     - Stock price volatility and near term potential for recovery; and

     - Qwest's intent and ability to retain the investment.

     If Qwest determines that the decline in value of an equity security is other than temporary, the Company will record a charge on its statement of operations to reduce the carrying value of the security to its estimated fair value. Changes in market conditions and the Company's assessment of those conditions may impact the fair value of the investments on the balance sheet as well as charges to the statement of operations. In 2001, the Company recorded total losses of $3.294 billion resulting from other than temporary declines in value.

     IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets such as goodwill, intangibles and property, plant and equipment are reviewed for impairment whenever facts and circumstances warrant such a review. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than the carrying amount, even by one dollar, the long-lived assets must be reduced to their estimated fair value. Considerable judgment is required to project such future cash flows and, if required, estimate the fair value of the impaired long-lived assets. During 2001, Qwest recorded $224 million in asset impairments including the abandonment of software development projects. These impairments were recorded as part of the restructuring and Merger-related charges.

     As required, the Company must adopt SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 provides a more restrictive fair value test to evaluating goodwill and intangibles for impairment. Upon adoption of SFAS No. 142, the carrying value of goodwill should be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Qwest is currently evaluating the impact of adopting the standard and believes the effect of adoption could be a loss from a change in accounting principle of approximately $20 billion to $30 billion. This change in accounting principle would be reflected as a reduction in the carrying value of goodwill in 2002. You can find additional information regarding this matter in "New Accounting Standards" below.

     EXIT COSTS AND RESTRUCTURING RESERVES. Periodically, the Company commits to exit certain business activities, eliminate office or facility locations and/or reduce its number of employees. The charge to record such a decision depends upon various assumptions, including future severance costs, sublease or disposal costs, contractual termination costs and so forth. Such estimates are inherently judgmental and may change based upon actual experience. During the fourth quarter of 2001, the Company recorded a $749 million restructuring charge to reduce the current number of employees, consolidate and sublease facilities and abandon certain capital projects in process, terminate certain operating leases and recognize certain asset impairments.

     Due to the estimates and judgements involved in the application of each of these accounting policies, future changes in these estimates and market conditions could have a material impact on the Company's financial condition or results of operations.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on Qwest's consolidated financial results.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on Qwest's consolidated financial results.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting.

SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement had no impact on Qwest's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As required, the Company will adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will reduce Qwest's amortization expense by approximately $900 million annually, beginning January 1, 2002. Because goodwill amortization expense is non-deductible for tax purposes, the impact on net income should be an increase of approximately $900 million. Upon adoption of SFAS No. 142, the carrying value of goodwill should be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Qwest is currently evaluating the impact of adopting the standard and believes the effect of adoption could be a loss from a change in accounting principle of approximately $20 billion to $30 billion. This change in accounting principle would be reflected as a reduction in the carrying value of goodwill in 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. As required, the Company will adopt SFAS No. 143 effective January 1, 2003. Qwest is currently evaluating the impact this pronouncement will have on its future consolidated financial results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held and used. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. As required, the Company will adopt SFAS No. 144 effective January 1, 2002. As a result of the adoption of SFAS No. 144, Qwest will no longer recognize revenues from optical capacity transactions on sales-type leases.

     On July 19, 2001, the EITF issued its consensus regarding EITF Issue 00-11, "Meeting the Ownership Transfer Requirements of FASB Statement No. 13 for Leases of Real Estate." This EITF is primarily concerned with ownership transfer requirements for property under a sales-type lease as defined in SFAS No. 13. According to the consensus, integral equipment subject to a lease should be evaluated as real estate under SFAS No. 13, as amended by SFAS No. 98. In addition, the consensus states that a nominal purchase option contained in a lease does not satisfy the transfer of ownership criterion in SFAS No. 13 for transfers of real property, if the failure to pay the nominal amount results in ownership not being transferred to the lessee. EITF 00-11 provides, however, that this criterion will be met in cases involving integral equipment or property improvements when the lessor agrees, regardless of whether or not the lessee pays any amount, to execute and deliver to the lessee all documents (including, if applicable, a bill of sale) that may be required to release the property from the lease and transfer ownership to the lessee. The consensus on EITF 00-11 applies to leases entered into after July 19, 2001 and to certain leases modified after that date. Qwest believes it is in compliance with the requirements of SFAS No. 13 and the EITF consensus for all relevant sales-type transactions such as optical capacity asset sales entered into after the issuance of the EITF consensus that it treated as sales-type leases.

RELATED PARTY TRANSACTIONS

     During 2001 and 2000, Qwest entered into several transactions in the normal course of business with KPNQwest for the purchase and sale of optical capacity assets and the provisioning of services such as private line, Web hosting, IP transit and DIA. The Company made purchases from KPNQwest of approximately $213 million and $70 million in 2001 and 2000, respectively. Qwest sold products and services to KPNQwest in the amount of $18 million and $26 million in 2001 and 2000, respectively. At December 31, 2001 and 2000, Qwest had a receivable from KPNQwest for these products and services of $8 million and $7 million, respectively. Pricing for these services was based on what the Company believed to be fair market value at the time the transactions were consummated. The sales to Qwest were in accordance with the distribution agreement Qwest has with KPNQwest, whereby Qwest is, in certain circumstances, the exclusive distributor of certain of KPNQwest's services in North America. Qwest owns approximately 47.5% of the outstanding shares of KPNQwest's common stock. As of December 31, 2001, Qwest had a remaining unconditional purchase obligation to purchase up to E81 million (or $72 million based on a conversion rate at December 31, 2001) worth of network capacity from KPNQwest through 2002. Qwest has no further obligation to fund KPNQwest.

     In October 1999, Qwest and Anschutz Digital Media, Inc. ("ADMI"), an affiliate of Anschutz Company, formed a joint venture called Qwest Digital Media, LLC ("QDM") that provided advanced digital production, post-production and transmission facilities, digital media storage and distribution services, telephony-based data storage and enhanced services, access and routing services. Qwest contributed approximately $84.8 million in the form of a promissory note payable over nine years at an annual interest rate of 6%. At inception, Qwest and ADMI each owned a 50% equity and voting interest in the joint venture. In June 2000, Qwest acquired an additional 25% interest in QDM directly from ADMI. Qwest paid approximately $48.2 million for the interest; approximately $4.8 million was paid in cash at closing and the remaining $43.4 million was paid with approximately $1.8 million in interest, on January 2, 2001. Following this transaction, Qwest owned a 75% economic interest and 50% voting interest in QDM and ADMI owned a 25% economic interest and a 50% voting interest.

     In October 1999, Qwest also agreed to purchase certain telephony-related assets and all of the stock of Precision Systems, Inc, a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of approximately $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008.

     In October 1999, Qwest entered into a long-term Master Services Agreement (the "MSA") with QDM under which QDM agreed to purchase approximately $119 million of telecommunication services through October 2008 and Qwest agreed to extend credit to QDM for the purpose of making payments for the telecommunication services. Each October, QDM would be required to pay Qwest an amount equal to the difference between certain specified annual commitment levels and the amount of services actually purchased under the MSA at that time. In October 2001, Qwest agreed to release QDM from its obligation to acquire telecommunications services from Qwest in exchange for QDM forgiving Qwest's $84.8 million promissory note (after giving effect to a payment by Qwest of $2.5 million in accrued interest and $1.3 million in principal on the note). Prior to termination of the MSA, Qwest advanced QDM the amount QDM owed for accrued telecommunications services of $3.8 million and QDM applied the advance to pay Qwest the amount owing for the services, including interest on amounts past due. Concurrently with terminating the MSA, QDM repaid the $3.8 million advance under the MSA.

     During 2001, Qwest recorded a charge of $15 million that represented its share of an impairment charge recorded by QDM. In December 2001, Qwest management made a decision to discontinue funding QDM, resulting in a charge of $18 million. In February 2002, a determination was made to discontinue the QDM business.

RISK MANAGEMENT

     Qwest is exposed to market risks arising from changes in interest rates. The objective of the Company's interest rate risk management program is to manage the level and volatility of its interest expense. Qwest may employ derivative financial instruments to manage its interest rate risk exposure. The Company may also employ financial derivatives to hedge foreign currency exposures associated with particular debt. With the settlement of the Global Crossing derivative in 2001, Qwest no longer holds any derivatives for other than hedging purposes.

     As of December 31, 2001 and 2000, approximately $3.6 billion and $2.4 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper rates and London Interbank Offered Rates ("LIBOR"). A hypothetical increase of one-percentage point in commercial paper rates and LIBOR would increase annual pre-tax interest expense by $36 million. As of December 31, 2001 and 2000, Qwest also had approximately $1.2 billion of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on the Company's earnings. Qwest had $20.2 billion and $15.4 billion of long-term fixed rate debt at December 31, 2001 and 2000, respectively. A 1% increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of $1.1 billion and $827 million at December 31, 2001 and 2000, respectively. A decrease of 1% in the interest rates on this debt would result in an increase in the fair value of these instruments of $1.2 billion and $886 million at December 31, 2001 and 2000, respectively.

     Upon the completion of the additional purchase of shares of KPNQwest common stock, as described in Note 3 to the consolidated financial statements, Qwest holds approximately 214 million shares of stock in KPNQwest and the restrictions on the marketability of all shares of KPNQwest the Company owns were eliminated. At December 31, 2001 and 2000, the publicly traded Class C stock of KPNQwest was trading at $7.15 and $18.94 per share, respectively. The carrying value of the Company's KPNQwest investment was approximately $6.10 per share at December 31, 2001. A hypothetical 10% decline in the public trading price of KPNQwest at December 31, 2001 could decrease the value of the Company's investment by approximately $150 million.

     Equity investments in other publicly traded companies consisted of the following (dollars in millions):

             DECEMBER 31, 2001                             DECEMBER 31, 2000
-------------------------------------------   -------------------------------------------
       UNREALIZED   UNREALIZED                       UNREALIZED   UNREALIZED
COST     GAINS        LOSSES     FAIR VALUE   COST     GAINS        LOSSES     FAIR VALUE
----   ----------   ----------   ----------   ----   ----------   ----------   ----------
 $9        $2          $(1)         $10       $90       $30          $(62)        $58
 ==        ==          ===          ===       ===       ===          ====         ===

     The estimated potential loss in fair value resulting from a hypothetical 10% decrease in the December 31, 2001 prices quoted by stock exchanges would decrease the fair value of the Company's other marketable equity investments by $1.0 million.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about Qwest's financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that Qwest expects will result from its business activities and certain transactions Qwest has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of Qwest's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents Qwest will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Qwest's actual results to be materially different from any future results expressed or implied by the Company in those statements.

     Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Qwest cautions you not to place undue reliance on the statements, which speak only as of the date of this report.

     Further, the information contained in this document or in a document incorporated or deemed to be incorporated by reference herein is a statement of Qwest's present intention and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and the Company's assumptions. Qwest may change its intentions, at any time and without notice, based upon any changes in such factors, in the Company's assumptions or otherwise.

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

     In addition to the risk factors set forth in more detail below, the important factors that could prevent Qwest from achieving its stated goals include, but are not limited to, the following:

     - potential fluctuations in quarterly results;

     - volatility of Qwest's stock price;

     - intense competition in the markets in which Qwest competes;

     - changes in demand for Qwest's products and services;

     - adverse economic conditions in the markets served by Qwest or by companies in which Qwest has substantial investments;

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

     - adverse developments in commercial disputes or legal proceedings; and

     - changes in the outcome of future events from the assumed outcome included by Qwest in its significant accounting policies.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Qwest or persons acting on its behalf may issue. Qwest does not undertake any obligation to review or confirm analyst's expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. In addition, Qwest makes no representation with respect to any materials available on the Internet, including materials available on the Company's website.

OTHER RISK FACTORS

  CONTINUED DOWNTURN IN THE ECONOMY IN THE COMPANY'S LOCAL SERVICE AREA COULD AFFECT ITS OPERATING RESULTS.

     The Company's operations in its 14-state local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming have been impacted by the continuing weakness in that region's economy. Because customers have less discretionary income, demand for second lines or additional services has declined. This economic downturn in the Company's local service area has also led to an increased customer disconnection rate, and has resulted in an increase in both accounts receivable and bad debt. In addition, several of the companies with which the Company does business appear to be in financial difficulty or have filed for bankruptcy protection, and the Company could be adversely affected by the loss or reduction of its business with those companies.

     The Company anticipates that the economic downturn in its local service area will be deeper and last longer than it had previously expected. Also, the Company believes that this region's economy lagged the national economy in entering the downturn and may follow the national economy in recovery by an indeterminate period. This continued economic slowdown will affect demand for the Company's products and services within its local service region.

  ANY ADVERSE OUTCOME OF THE SEC'S CURRENT INFORMAL INQUIRY COULD HAVE A NEGATIVE IMPACT ON THE TRADING PRICE OF THE COMPANY'S SECURITIES.

     On March 8, 2002, the Company received an informal inquiry from the Denver regional office of the SEC requesting voluntary production of documents. The matters identified by the SEC as the focus of the informal inquiry relate to three areas of the Company's accounting policies, practices and procedures in 2000 and 2001, including revenue recognition and accounting treatment of:

     - sales of optical capacity assets (IRUs), particularly sales to customers from whom the Company agreed to purchase optical capacity assets;

     - the sale of equipment by the Company to customers from which it bought Internet services or to which it contributed equity financing, including equipment sales to KMC Telecom Holdings, Inc. and Calpoint LLC; and

     - Qwest Dex, particularly changes in the production schedules and lives of some directories.

The Company intends to fully respond to this request.

     If the SEC takes any formal action against the Company as a result of the informal inquiry, investor confidence could decline and the trading price of the Company's securities could be adversely affected. Moreover, there can be no assurance that the SEC will agree with certain of the Company's policies, practices or procedures with respect to one or more of these or other areas of inquiry and, if it were to disagree, that the Company will not be required to restate earnings for prior periods. Although the Company cannot predict what policies, practices or procedures, if any, might be subject to any disagreement with the SEC, it does not believe that any resulting restatement would have a material affect on revenues or adjusted EBITDA, on an as reported or pro forma basis, although it may have a material affect on net income or earnings per share. The amount of revenue and gross margin attributable to all optical capacity asset sales (including, but not limited to, the contemporaneous transactions) in 2001 and 2000 is as follows: (1) revenues of $1.013 billion, or 5.1%
of total revenue, in 2001 and $468 million, or 2.8% of total revenue, in 2000 and (2) gross margin of $486 million, which is 6.6% of adjusted EBITDA in 2001, and $232 million, which is 3.4% of adjusted EBITDA in 2000. On an after-tax basis, the gross margin of all optical capacity asset sales was approximately $290 million and $140 million in 2001 and 2000, respectively. These amounts would be partially offset by the amounts that may be recognized over the lives of the agreements if these optical capacity asset sales had instead been treated as operating leases.

  INCREASED SCRUTINY OF FINANCIAL DISCLOSURE, PARTICULARLY IN THE
  TELECOMMUNICATIONS INDUSTRY IN WHICH THE COMPANY OPERATES, COULD REDUCE INVESTOR CONFIDENCE, AND ANY RESTATEMENT OF EARNINGS COULD LIMIT THE COMPANY'S ABILITY TO ACCESS THE CAPITAL MARKETS AND INCREASE LITIGATION RISKS.

     Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may be impacted by this process, particular attention has been focused recently on the telecommunications industry. Recent Congressional hearings, for example, have related to the telecommunications industry practice of accounting for optical capacity asset sales (IRUs), as well as the appropriateness and consistency of pro forma financial information disclosure.

     This heightened scrutiny could adversely affect investor confidence and cause the trading price for the Company's securities to decline. In addition, there can be no assurance that the Company will not have to restate earnings for prior periods as a result of any formal actions, the SEC's review of the Company's filings or any internal analyses or otherwise. Any such restatement could adversely impact the Company's ability to access the capital markets or the trading price of its securities. The recent scrutiny regarding financial reporting has also resulted in an increase in litigation in the telecommunications industry, including litigation against the Company. There can be no assurance that any such litigation will not have a material adverse impact on the Company or the trading price of its securities.

  RAPID CHANGES IN TECHNOLOGY AND MARKETS COULD REQUIRE SUBSTANTIAL EXPENDITURE OF FINANCIAL AND OTHER RESOURCES IN EXCESS OF CONTEMPLATED LEVELS, AND ANY INABILITY TO RESPOND TO THOSE CHANGES COULD REDUCE THE COMPANY'S MARKET SHARE.

     The telecommunications industry is experiencing significant technological changes, and the Company's ability to compete depends upon its ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, wireless and video services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If the Company is not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, the Company's ability to compete could be adversely affected and its market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of the Company's securities and its ability to service its debt.

  DIFFICULTIES IN COMBINING OPERATIONS AND REALIZING SYNERGIES COULD AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

     The Company continues to expect that the Merger will result in certain long term benefits, including operating efficiencies, cost savings, synergies and other benefits. Achieving the benefits of the Merger depends in part upon the integration of the original businesses of U S WEST and Qwest in an efficient manner, which the Company believes will require considerable effort. In addition, the consolidation of operations has required and will continue to require substantial attention from management. The diversion of management attention and any difficulties encountered in the integration process could have a material adverse effect on the revenues, levels of expenses and operating results of the combined company. No assurance can be given that the Company will succeed in integrating its operations in a timely manner or without encountering significant difficulties or that the expected operating efficiencies, cost savings, synergies and other benefits from such integration will be realized. There can be no assurance that such integration efforts will not have a material adverse effect on the Company's ability to compete or will not materially affect its ability to service its debt or the trading price of its securities.

  THE COMPANY'S ABILITY TO COMPETE WILL DEPEND, IN PART, ON ITS FUTURE ABILITY TO PROVIDE INTERLATA SERVICES.

     In the local service area where the Company provides service as an incumbent local exchange carrier, it generally is not permitted to provide interLATA services until it satisfies certain regulatory conditions set forth in the Telecommunications Act of 1996 primarily related to local exchange telephone competition. These restrictions generally prohibit Qwest from providing service between the multiple LATAs in its local service area, and between its local service area and the rest of the country, including providing private line service, long distance services originating in the local service area, and toll-free long distance services terminating in the local service area. These restrictions will be lifted on a state-by-state basis following further proceedings in each of the 14 states of the local service area, and upon the approval of the Federal Communications Commission ("FCC"). The Company currently expects to have filed all its applications with the FCC for authority to enter the interLATA business in each of the states in its local service area by mid-2002 and to receive approval of each application within 90 days after filing. However, there can be no assurance that the Company will be in a position to make these applications to the FCC on its current schedule, or will obtain timely approval of these applications. As a result of these restrictions on in-region interLATA services, the Company currently is not able to offer a ubiquitous communications solution to those customers requiring services both in and out of the local service area. Any delay in obtaining necessary FCC approvals may materially adversely impact the Company's ability to achieve its targeted growth in national accounts requiring these services. Even after elimination of the interLATA restrictions, the Company's long-distance operations will be subject to various regulatory constraints, including the requirement that interLATA services be offered through a subsidiary that is structurally separated from its local exchange company. There can be no assurance that these regulations will not have a material adverse effect on the Company's ability to compete or will not materially affect its ability to service its debt or the trading price of its securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.  QWEST CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Qwest Communications International Inc.:

     We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/  ARTHUR ANDERSEN LLP

Denver, Colorado,
  January 29, 2002 (except for the matters discussed in Note 15, as to which the date is March 31, 2002).

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   ---------   -------
                                                                   (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Operating revenues:
  Commercial services.......................................  $  11,118   $   8,436   $ 5,598
  Consumer services.........................................      5,900       5,360     4,662
  Directory services........................................      1,604       1,530     1,436
  Switched access services..................................      1,073       1,284     1,486
                                                              ---------   ---------   -------
     Total operating revenues...............................     19,695      16,610    13,182
                                                              ---------   ---------   -------
Operating expenses:
  Cost of sales.............................................      7,111       4,923     3,725
  Selling, general and administrative.......................      5,231       4,770     3,753
  Depreciation..............................................      3,994       2,706     2,367
  Goodwill and other intangible amortization................      1,341         636        --
  Restructuring, Merger-related and other charges...........      1,198       1,752        --
                                                              ---------   ---------   -------
     Total operating expenses...............................     18,875      14,787     9,845
                                                              ---------   ---------   -------
Operating income............................................        820       1,823     3,337
                                                              ---------   ---------   -------
  Other expense (income):
  Interest expense -- net...................................      1,442       1,041       736
  Investment write-downs....................................      3,294         447        --
  Decline in market value of financial instruments..........          7         470        56
  Expenses related to terminated merger.....................         --          --       282
  (Gain) loss on sales of rural exchanges and fixed
     assets.................................................        (51)         28        --
  (Gain) loss on sale of investments........................        (26)       (327)      367
  Other expense (income) -- net.............................        112          38        (6)
                                                              ---------   ---------   -------
     Total other expense -- net.............................      4,778       1,697     1,435
                                                              ---------   ---------   -------
(Loss) income before income taxes, extraordinary item and
  cumulative effect of change in accounting principle.......     (3,958)        126     1,902
Provision for income taxes..................................         --         207       800
                                                              ---------   ---------   -------
(Loss) income before extraordinary item and cumulative
  effect of change in accounting principle..................     (3,958)        (81)    1,102
Extraordinary item -- early retirement of debt, net of
  tax.......................................................        (65)         --        --
Cumulative effect of change in accounting principle, net of
  tax.......................................................         --          --       240
                                                              ---------   ---------   -------
Net (loss) income...........................................  $  (4,023)  $     (81)  $ 1,342
                                                              =========   =========   =======
Basic (loss) earnings per share:
(Loss) income before extraordinary item and cumulative
  effect of change in accounting principle..................  $   (2.38)  $   (0.06)  $  1.26
Extraordinary item -- early retirement of debt, net of
  tax.......................................................      (0.04)         --        --
Cumulative effect of change in accounting principle, net of
  tax.......................................................         --          --      0.28
                                                              ---------   ---------   -------
Basic (loss) earnings per share.............................  $   (2.42)  $   (0.06)  $  1.54
                                                              =========   =========   =======
Diluted (loss) earnings per share:
  (Loss) income before extraordinary item and cumulative
     effect of change in accounting principle...............  $   (2.38)  $   (0.06)  $  1.25
  Extraordinary item -- early retirement of debt, net of
     tax....................................................      (0.04)         --        --
  Cumulative effect of change in accounting principle, net
     of tax.................................................         --          --      0.27
                                                              ---------   ---------   -------
Diluted (loss) earnings per share...........................  $   (2.42)  $   (0.06)  $  1.52
                                                              =========   =========   =======
Basic weighted average shares outstanding (in 000's)........  1,661,133   1,272,088   872,309
                                                              =========   =========   =======
Diluted weighted average shares outstanding (in 000's)......  1,661,133   1,272,088   880,753
                                                              =========   =========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS,
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................   $   257     $   154
  Accounts receivable -- net................................     4,502       4,235
  Inventories and supplies..................................       377         275
  Deferred tax assets.......................................        --          72
  Prepaid and other.........................................       621         463
                                                               -------     -------
Total current assets........................................     5,757       5,199
Property, plant and equipment -- net........................    29,977      25,760
Goodwill and other intangible assets -- net.................    34,523      32,327
Investments -- net..........................................     1,400       8,186
Other assets................................................     2,124       2,029
                                                               -------     -------
Total assets................................................   $73,781     $73,501
                                                               =======     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current borrowings........................................   $ 4,806     $ 3,645
  Accounts payable..........................................     1,529       2,049
  Accrued expenses and other current liabilities............     3,262       3,589
  Advance billings and customer deposits....................       392         393
                                                               -------     -------
Total current liabilities...................................     9,989       9,676
Long-term borrowings........................................    20,197      15,421
Post-retirement and other post-employment benefit
  obligations...............................................     2,923       2,952
Deferred income taxes.......................................     2,194       1,768
Deferred credits and other..................................     1,823       2,380
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock-$1.00 par value, 200,000,000 shares
  authorized, none issued and outstanding...................        --          --
Common stock-$0.01 par value, 5 billion shares authorized,
  1,687,489,169 and 1,672,218,763 issued, 1,663,546,598 and
  1,672,218,763 outstanding.................................        17          17
  Additional paid-in capital................................    41,801      41,289
  Treasury stock, at cost...................................    (1,041)         --
  (Accumulated deficit) retained earnings...................    (4,082)         24
  Accumulated other comprehensive loss......................       (40)        (26)
                                                               -------     -------
Total stockholders' equity..................................    36,655      41,304
                                                               -------     -------
Total liabilities and stockholders' equity..................   $73,781     $73,501
                                                               =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              -------   -------   ------
                                                                (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
  Net (loss) income.........................................  $(4,023)  $   (81)  $1,342
     Adjustments to net (loss) income:
       Depreciation and amortization........................    5,335     3,342    2,367
       Non-cash Merger-related and restructuring charges....    1,069     1,542       --
       Loss on exchanges, investments and derivatives.......    3,224       590      423
       Provision for bad debts..............................      660       484      158
       Cumulative effect of change in accounting
          principle -- net..................................       --        --     (240)
       Deferred income taxes................................      501       219      225
       Equity method losses.................................      120        44       --
       Loss on early retirement of debt -- net..............       65        --       --
  Changes in operating assets and liabilities:
       Accounts receivable..................................   (1,079)     (899)    (284)
       Inventories, supplies, prepaids and other current
          assets............................................     (244)     (184)    (106)
       Accounts payable, accrued expenses and advance
          billings..........................................     (849)     (417)     345
       Restructuring and Merger-related reserves............     (674)     (679)      --
       Other................................................      (71)     (280)     316
                                                              -------   -------   ------
               Cash provided by operating activities........    4,034     3,681    4,546
                                                              -------   -------   ------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment............   (8,543)   (6,597)  (3,944)
  Cash acquired in connection with the Merger...............       --       407       --
  Proceeds from sale of equity securities...................       --       868       --
  Proceeds from sale of investment in Global Crossing.......       --     1,140       --
  Proceeds from sale of access lines........................       94        19
  Investment in equity securities...........................      (89)     (510)  (2,464)
  Other.....................................................      (85)     (121)     (54)
                                                              -------   -------   ------
       Cash used for investing activities...................   (8,623)   (4,794)  (6,462)
                                                              -------   -------   ------
FINANCING ACTIVITIES
  Proceeds from (repayments of) current borrowings..........    1,243    (2,200)   1,304
  Proceeds from long-term borrowings........................    6,937     4,295    2,078
  Repayments of long-term borrowings........................   (2,553)     (655)    (336)
  Costs relating to the early retirement of debt............     (106)       --       --
  Proceeds from issuance of common stock....................      286       320      102
  Repurchase of stock from BellSouth........................   (1,000)       --       --
  Dividends paid on common stock............................      (83)     (542)  (1,187)
  Other.....................................................      (32)      (29)     (16)
                                                              -------   -------   ------
       Cash provided by financing activities................    4,692     1,189    1,945
                                                              -------   -------   ------
CASH AND CASH EQUIVALENTS
  Increase..................................................      103        76       29
  Beginning balance.........................................      154        78       49
                                                              -------   -------   ------
  Ending balance............................................  $   257   $   154   $   78
                                                              =======   =======   ======

  The accompanying notes are an integral part of these consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      COMMON
                                                    STOCK AND               (ACCUMULATED       OTHER
                                         QWEST      ADDITIONAL                DEFICIT)     COMPREHENSIVE
                                         COMMON      PAID-IN     TREASURY     RETAINED        INCOME
                                         STOCK       CAPITAL      STOCK       EARNINGS        (LOSS)        TOTAL
                                       ----------   ----------   --------   ------------   -------------   -------
                                       (SHARES IN                       (DOLLARS IN MILLIONS)
                                       THOUSANDS)
BALANCE, DECEMBER 31, 1998...........    869,680     $   532     $    --      $   223                      $   755
  Net income.........................         --          --          --        1,342         $ 1,342        1,342
  Other comprehensive income, net of
     taxes...........................         --          --          --          222             222          222
                                                                                              -------
  Total comprehensive income.........         --          --          --           --         $ 1,564
                                                                                              =======
  Dividends declared on common
     stock...........................         --          --          --       (1,188)                      (1,188)
  Common stock issuances.............      5,790         124          --           --                          124
                                       ---------     -------     -------      -------                      -------
BALANCE, DECEMBER 31, 1999...........    875,470         656          --          599                        1,255
  Net loss...........................         --          --          --          (81)        $   (81)         (81)
  Other comprehensive loss, net of
     taxes...........................         --          --          --         (248)           (248)        (248)
                                                                                              -------
  Total comprehensive loss...........         --          --          --           --         $  (329)
                                                                                              =======
  Issuance of shares in connection
     with the Merger.................    775,175      40,020          --           --                       40,020
  Dividends declared on common
     stock...........................         --          --          --         (272)                        (272)
  Common stock issuances.............     21,574         630          --           --                          630
                                       ---------     -------     -------      -------                      -------
BALANCE, DECEMBER 31, 2000...........  1,672,219      41,306          --           (2)                      41,304
  Net loss...........................         --          --          --       (4,023)        $(4,023)      (4,023)
  Other comprehensive loss, net of
     taxes...........................         --          --          --          (14)            (14)         (14)
                                                                                              -------
  Total comprehensive loss...........         --          --          --           --         $(4,037)
                                                                                              =======
  Dividends declared on common
     stock...........................         --          --          --          (83)                         (83)
  Repurchase of stock................    (23,943)         --      (1,041)          --                       (1,041)
  Common stock issuances.............     15,271         512          --           --                          512
                                       ---------     -------     -------      -------                      -------
BALANCE, DECEMBER 31, 2001...........  1,663,547     $41,818     $(1,041)     $(4,122)                     $36,655
                                       =========     =======     =======      =======                      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1:  BUSINESS AND BACKGROUND

     Qwest Communications International Inc. ("Qwest" or the "Company") provides local telecommunications and related services, wireless services and directory services in the 14-state local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming ("local service area"). The Company provides reliable, scalable and secure broadband data, voice and image communications. The Company provides advanced communications services and data, multimedia and Internet-based services on a national and global basis. Qwest principally serves global and national business and government customers, and residential and small business customers primarily in its local service area. Qwest is incorporated under the laws of the State of Delaware.

     On June 30, 2000, Qwest completed its acquisition (the "Merger") of U S WEST, Inc. ("U S WEST"). U S WEST was deemed the accounting acquirer and its historical financial statements have been carried forward as those of the combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares). In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. All share and per share amounts for 2000 and 1999 have been restated to give retroactive effect to the exchange ratio.

     The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest (prior to the Merger or "pre-Merger Qwest") the acquired entity. The total value of the consideration was approximately $40.0 billion, which has been allocated to the identifiable tangible and intangible assets and liabilities of pre-Merger Qwest. During the second quarter of 2001, Qwest completed the allocation of the purchase price to the acquired net assets of pre-Merger Qwest and adjustments to the preliminary purchase price allocation were recorded as follows:

                                                      PRELIMINARY                   FINAL
                                                       PURCHASE                    PURCHASE
                                                         PRICE                      PRICE
                                                      ALLOCATION    ADJUSTMENTS   ALLOCATION
                                                      -----------   -----------   ----------
                                                              (DOLLARS IN BILLIONS)
Identified intangibles..............................     $ 4.1         $  --        $ 4.1
Investment in KPNQwest, N.V.........................       7.9          (3.1)         4.8
Tangible assets and liabilities, net................       0.8           0.3          1.1
Deferred income taxes...............................      (0.7)         (0.1)        (0.8)
Goodwill............................................      27.9           2.9         30.8
                                                         -----         -----        -----
Purchase consideration..............................     $40.0         $  --        $40.0
                                                         =====         =====        =====

     Prior to the Merger, pre-Merger Qwest's investment in KPNQwest, N.V. ("KPNQwest") had a book value of approximately $552 million. The preliminary purchase price allocation of $7.9 billion was based upon the publicly traded Class C share price at the date of the Merger and did not consider restrictions related to the Company's Class B share investment in KPNQwest. The determination of the fair value of the Class B shares was completed in June 2001 resulting in a final purchase price allocation of $4.8 billion and required an adjustment to the preliminary purchase price allocation of $3.1 billion. The excess carrying value of the Company's investment in KPNQwest over its proportionate share of KPNQwest's net equity will be amortized over 10 years. (See Note 3 for information on other adjustments made subsequent to the final purchase price allocation relating to the KPNQwest equity investment.)

     At the time of the Merger, pre-Merger Qwest had net tangible assets with a book value of approximately $3.0 billion. Work was completed in June 2001 to determine the replacement cost of the fiber optic network pursuant to Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." This work

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

resulted in a reduction of property, plant and equipment of approximately $1.1 billion, which was consistent with the preliminary purchase price allocation. The reduction in carrying value was principally due to declining replacement cost for fiber optic network assets. There were no significant differences between the preliminary purchase price allocation and the final appraised values for property, plant and equipment. The remaining reduction in net tangible assets related principally to increased liabilities associated with severance costs for pre-Merger Qwest employees, costs to terminate redundant contracts, adjustments to the fair value of pre-Merger Qwest's obligations and transaction costs incurred by Qwest (the legal acquirer) to consummate the Merger. The preliminary allocation of purchase price to net tangible assets was adjusted upward by approximately $300 million based upon information Qwest was actively pursuing and able to obtain subsequent to the preliminary purchase price allocation.

     Qwest recorded deferred income taxes in the purchase price allocation, resulting from adjustments to the Company's tangible assets and liabilities and from recording the identifiable intangible assets. Because of the tax-free nature of the Merger, there was no corresponding increase in the tax basis of those assets and liabilities.

     The final purchase price allocation resulted in goodwill of approximately $30.8 billion that was amortized on a straight-line basis over 40 years through December 31, 2001. Beginning January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company will no longer amortize its goodwill. As required, Qwest is currently evaluating the impact of adopting the impairment provisions of SFAS No. 142 and believes the effect of adoption could be a loss from a change in accounting principle of approximately $20 billion to $30 billion. This change in accounting principle would be reflected as a reduction in the carrying value of goodwill.

     The following unaudited pro forma results of operations are presented assuming the Merger had been completed on January 1, 2000:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                      2000
                                                              --------------------
                                                                  (DOLLARS IN
                                                                MILLIONS, EXCEPT
                                                                   PER SHARE
                                                                    AMOUNTS)
                                                                  (UNAUDITED)
Revenues....................................................        $18,954
Net (loss) income...........................................           (531)
Diluted (loss) earnings per share...........................        $ (0.32)

     The unaudited pro forma results of operations exclude the long-distance business of pre-Merger Qwest conducted within the U S WEST local service area and the pre-Merger Qwest construction activity. The long distance activities were required to be disposed of prior to consummation of the Merger. The unaudited pro forma amounts are not necessarily indicative of the results that would have been achieved if the Merger had been consummated on January 1, 2000, nor are the results indicative of the expected future results of Qwest. Pro forma diluted loss per share for the year ended December 31, 2000 excludes approximately 130 million incremental shares attributable to options due to their anti-dilutive effect as a result of the pro forma loss for that period.

     For the years ended December 31, 2001 and 2000, Qwest incurred Merger-related and other charges totaling $449 million and $1.752 billion. The Company considered only those costs that were incremental and directly related to the Merger to be "Merger-related." The 2001 Merger-related charges are separate from and

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

different than the restructuring and other similar charges recognized in the fourth quarter of 2001 (see Note 13). A breakdown of these costs is as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                               2001          2000
                                                              -------      ---------
                                                              (DOLLARS IN MILLIONS)
Contractual settlements and legal contingencies.............   $115         $  734
Severance and employee-related charges......................    187            572
Other charges...............................................    147            446
                                                               ----         ------
Total Merger-related and other charges......................   $449         $1,752
                                                               ====         ======

     Contractual settlements and legal contingencies of $115 million and $734 million for 2001 and 2000, respectively, were incurred to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger.

     In connection with the Merger, Qwest reduced employee and contractor levels by over 14,000 people, primarily by eliminating duplicate functions. These employees were terminated prior to December 31, 2001. Included in the 2001 and 2000 severance and employee-related charges of $187 million and $572 million, respectively, were costs associated with payments to employees who involuntarily left the business since the consummation of the Merger and, for 2000, $102 million in payments that were subject to the successful completion of the Merger.

     Other charges were $147 million and $446 million for 2001 and 2000, respectively. The other charges in 2001 were comprised of $33 million related to abandoned software, $19 million of asset impairment charges and $95 million of professional fees, re-branding costs and other costs associated with the Merger. The other charges in 2000 were comprised of a $226 million asset impairment charge for access lines, $114 million relating to abandoned software, a $106 million post-retirement benefit plan curtailment gain and $212 million of professional fees, re-branding costs and other costs associated with the Merger. The Company considered only those costs that were incremental and directly related to the Merger to be Merger-related.

     After the Merger, the Company evaluated its assets for potential impairment and concluded that the fair value of some of the assets was below their carrying value. In most cases, the decline in fair value was based upon the Company's different intent as to the use of those assets or completion of projects after the Merger. The $19 million impairment charge in 2001 was primarily associated with certain inventory and equipment acquired before the Merger. Qwest concluded the fair value of these items to be minimal and, therefor, the Company recorded a charge for the full carrying value of these assets. The Company also evaluated for impairment its dedicated special-purpose access lines that it leases to Competitive Local Exchange Carriers ("CLECs"). Given the industry conditions and regulatory changes affecting CLECs in 2000, and given the fact that these access lines have no alternative use and cannot be sold or re-deployed, the Company concluded that the net future cash flows from the assets was negative and that sufficient cash flow would not be generated to recover the carrying value of those assets. Therefore, the Company concluded that the fair value of those assets was minimal and took a $226 million charge in 2000. These assets are operated by the Company's wholesale services segment.

     Following the Merger, the Company reviewed all internal software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. Capitalized software costs of $33 million and $114 million were written off in 2001 and 2000, respectively. The abandoned projects included a significant billing system replacement and a customer database system.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Offsetting the 2000 Merger-related costs was a $106 million post-retirement benefit plan curtailment gain. This gain resulted from the post-Merger termination of retiree medical benefits for all former U S WEST employees who did not have 20 years of service by December 31, 2000 or would not be service pension eligible by December 31, 2003.

     The 2001 Merger-related and other charges of $449 million were net of $164 million in reversals of previously recorded Merger accruals. The reversals were recorded in the fourth quarter of 2001 and resulted from favorable developments in the underlying matters.

     A summary of Merger-related and other charges follows:

  Year ended December 31, 2000

                                            JANUARY 1,                              DECEMBER 31,
                                               2000        2000         2000            2000
                                             BALANCE     PROVISION   UTILIZATION       BALANCE
                                            ----------   ---------   -----------   ---------------
                                                            (DOLLARS IN MILLIONS)
Contractual settlements and legal
  contingencies...........................    $  --       $  734       $  358           $376
Severance and employee-related charges....       --          572          442            130
Other charges.............................       --          446          429             17
                                              -----       ------       ------           ----
  Total Merger-related and other
     charges..............................    $  --       $1,752       $1,229           $523
                                              =====       ======       ======           ====

  Year ended December 31, 2001

                                   JANUARY 1,                                         DECEMBER 31,
                                      2001        2001         2001         2001          2001
                                    BALANCE     PROVISION   UTILIZATION   REVERSALS     BALANCE
                                   ----------   ---------   -----------   ---------   ------------
                                                        (DOLLARS IN MILLIONS)
Contractual settlements and legal
  contingencies..................     $376        $263         $347         $148          $144
Severance and employee-related
  charges........................      130         199          308           12             9
Other charges....................       17         151          164            4            --
                                      ----        ----         ----         ----          ----
  Total Merger-related and other
     charges.....................     $523        $613         $819         $164          $153
                                      ====        ====         ====         ====          ====

     As those matters identified as legal contingencies associated with contract settlements and legal contingencies are resolved, any amounts will be paid at that time. Any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other charges.

     In 1999, U S WEST and Global Crossing Ltd. ("Global Crossing") agreed to terminate their merger agreement. In consideration for terminating the merger agreement, U S WEST paid Global Crossing $140 million in cash and tendered 2,231,076 shares (that U S WEST previously purchased in the open market) of Global Crossing common stock for which U S WEST paid $140 million. These termination payments, together with costs of approximately $2 million, were charged to other expense in 1999. Qwest also agreed to purchase $140 million in services from Global Crossing over four years at the best commercially available prices offered by Global Crossing. As of December 31, 2001, Qwest had fully met its purchase commitment under this agreement.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation. The accompanying consolidated financial statements include the accounts of the Company and all material majority-owned subsidiaries. All significant intercompany amounts and transactions have been eliminated.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications. Certain prior year balances have been reclassified to conform to the current year presentation.

     Change in accounting principle. Prior to 1999, Qwest Dex, Inc. ("Dex") recognized revenues and expenses related to publishing directories using the "deferral method," under which revenues and expenses were recognized over the lives of the directories, generally one year. Effective January 1, 1999, Dex changed to the "point of publication method" of accounting, under which the Company recognizes revenues and expenses at the time the directory is published. This change in methodology was made to better align Dex's revenue and expense recognition with the earnings process and to better reflect the seasonal operating activity of the business. The change in accounting principle resulted in an increase in net income of $240 million (net of income tax of $153 million), or $0.27 per diluted share, which is reported as the cumulative effect (as of January 1, 1999) of a change in accounting principle. The Company restated its 1999 quarterly results of operations to give effect to the point of publication method. The restatement increased net income by $13 million, or $0.01 per diluted share.

     Revenue recognition. Revenues for services are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, are deferred and recognized over the longer of the contractual period or the expected customer relationship, generally 2 to 10 years. Expected customer relationship periods are generally estimated using historical data of actual customer retention patterns.

     Directory revenue is recognized at the time of publication. Changes in publishing schedules may impact the timing of the recognition of directory revenue. The amount of directory revenue may also be affected by changes in the number of directories published and the period covered by certain directories.

     Design, engineering and installation contracts for certain customer premise equipment agreements are accounted for under the percentage-of-completion method of accounting. The percentage-of-completion method is calculated using either the ratio of total actual costs incurred to date to the estimated total project costs or actual labor hours to total estimated labor hours for the project. This percentage is then applied to the estimated total revenue for the project to determine the amount of revenue to be recorded.

     The Company has sold optical capacity (also referred to as indefeasible rights of use or IRUs) on its network primarily to other telecommunications service providers in the form of sales of specific channels on Qwest's "lit" network or sales of specific dark fiber strands. Revenues from transactions related to sales of optical capacity that meet the criteria of a sales-type lease are recognized at the time the optical capacity is delivered to and accepted by the customer. If the requirements for sales-type lease accounting are not met, revenue is recognized ratably over the term of the agreement. The Company concludes IRUs are sales-type leases for accounting purposes and recognizes revenue at the time delivery and acceptance of the fiber or capacity takes place so long as: (1) Qwest receives sufficient consideration; (2) (x) Qwest has passed substantially all risks and rewards of ownership to the fiber or capacity, including responsibility for operation and maintenance cost and risk of technological or economic obsolescence, to the customer, (y) Qwest does not have substantial continuing involvement with the capacity sold, and (z) ownership has passed or will pass

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

by the end of the agreement; and (3) the customer receives a specific fiber or channel on the Qwest network that only the customer can utilize.

     When Qwest acquires and sells optical capacity to a company in the same period in separate cash transactions, the Company generally applies the guidance in Accounting Principles Board ("ABP") Opinion No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force ("EITF") Issue No. 01-02, "Interpretations of APB Opinion No. 29," to those transactions. Qwest recognizes revenue based on fair value for these contemporaneous transactions principally based on the following factors: (1) whether the assets exchanged are dissimilar (assets held for sale in the ordinary course of business for assets to be used to provide telecommunication services), (2) whether fair value can be determined within reasonable limits and (3) whether from an accounting perspective, the earnings process is complete.

     As required, the Company will adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as of January 1, 2002. SFAS No. 144 requires that a long-lived asset to be disposed of other than by sale be classified as held and used until its disposition. As a result, the Company believes it can no longer recognize revenue from optical capacity asset sales.

     The Company routinely sells optical and customer premise equipment. Revenue is recognized upon shipment and acceptance by the customer when the Company acts as a principal in such transactions.

     Advertising costs. Costs related to advertising are generally expensed as incurred. Advertising expense was $279 million, $470 million and $308 million in 2001, 2000 and 1999, respectively.

     Income taxes. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits.

     Cash and cash equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates their fair value. The Company's cash balances may exceed federally insured deposit limits. However, the Company seeks to maintain cash and cash equivalent balances with financial institutions it deems to be of sound financial condition.

     Bank overdrafts of $267 million and $425 million as of December 31, 2001 and 2000, respectively, were included in accounts payable.

     Receivables. The Company has agreements with other telecommunications services providers whereby Qwest agrees to bill and collect for certain of the other telecommunications providers services rendered to the Company's customers within the local service area. The Company purchases these accounts receivable from the other telecommunications services providers on a full-recourse basis and includes these amounts in its accounts receivable balance. The amount of the purchased receivables included in Qwest's December 31, 2001 and 2000 accounts receivable balances were $217 million and $294 million, respectively. The Company has not experienced any significant losses under the recourse provisions related to these purchased receivables.

     Qwest also has billing and collection arrangements with other telecommunications services providers for certain services provided by the Company to customers outside the local service area. While these amounts are generally billed by the telecommunications services providers on behalf of Qwest, the Company continues to include the receivables in its accounts receivable balance due to the full recourse provisions of the billing and collection agreements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     The following table presents a breakdown of the Company's accounts receivable balances:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Trade receivables...........................................   $2,937       $2,228
Earned and unbilled receivables.............................    1,393        1,308
Purchased receivables.......................................      217          294
Other.......................................................      327          706
                                                               ------       ------
Total accounts receivable...................................    4,874        4,536
Less: allowance for bad debts...............................     (372)        (301)
                                                               ------       ------
Accounts receivable -- net..................................   $4,502       $4,235
                                                               ======       ======

     The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. Qwest is exposed to concentrations of credit risk from customers within its local service area and from other telecommunications providers. Qwest generally does not require collateral to secure its receivable balances.

     Inventories. Inventories held for sale (primarily wireless handsets) are carried at the lower of cost or market on a first-in, first-out basis. Inventories used internally are carried at average cost, except for significant individual items that are valued based upon specific costs.

     Property, plant and equipment. Property, plant and equipment is carried at cost and is depreciated using straight-line group methods. Generally, under the group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. The Company capitalizes interest incurred during the construction phase of its network. Capitalized interest is reported as a cost of the network asset and a reduction to interest expense.

     The Company enters into agreements to obtain optical capacity from other telecommunications services providers. These agreements are accounted for as either capital leases, operating leases or service agreements depending on the terms of the transaction. Optical capacity agreements that meet the criteria of a capital lease are included in the Company's property, plant and equipment balances.

     Impairment of long-lived assets. Long-lived assets such as goodwill, intangibles and property, plant and equipment are reviewed for impairment whenever facts and circumstances warrant such a review. Under current standards, the assets must be carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis and without considering interest. However, if projected cash flows are less than the carrying amount, even by one dollar, the long-lived assets must be reduced to their estimated fair value.

     Effective January 1, 2002, the Company must adopt SFAS No. 142. SFAS No. 142 provides a more restrictive fair value test to evaluating goodwill and intangibles for impairment. Upon adoption of SFAS No. 142, the carrying value of goodwill will be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Qwest is currently evaluating the impact of adopting the standard and believes the effect of adoption could be a loss from a change in accounting principle of approximately $20 billion to $30 billion. This change in accounting principle would be reflected as a reduction in the carrying value of goodwill in 2002.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Customer acquisition costs. The Company defers the initial direct cost of obtaining a customer to the extent of customer revenue generated from installation fees. Deferred customer acquisition costs are amortized over the expected life of the customer relationship.

     Intangibles. Intangible assets arising from business combinations were initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. The components of intangibles were as follows:

                                                                          DECEMBER 31,
                                                                      ---------------------
                                                 ESTIMATED LIFE         2001        2000
                                              ---------------------   ---------   ---------
                                                                      (DOLLARS IN MILLIONS)
Goodwill....................................  40 years                 $30,774     $27,923
Product technology..........................  10 years                   2,200       2,200
Customer lists..............................  10 years                   1,200       1,200
Assembled workforce.........................  3 years                      100         100
Tradename...................................  40 years                     600         600
Other.......................................  18 months to 40 years      1,705         950
                                                                       -------     -------
                                                                        36,579      32,973
Less: accumulated amortization..............                            (2,056)       (646)
                                                                       -------     -------
Goodwill and other intangible
  assets -- net.............................                           $34,523     $32,327
                                                                       =======     =======

     Given the deterioration in the market for telecommunications services, the Company reviewed its goodwill for impairment at December 31, 2001. Current standards require use of undiscounted cash flows, without consideration of interest, for impairment tests. Based upon those standards and using the Company's long-range plan, no impairment was recognized at December 31, 2001. Effective January 1, 2002, goodwill will periodically be evaluated for impairment under SFAS No. 142. SFAS No. 142 applies a more restrictive fair value test for impairment. The Company is currently evaluating the impact of this new pronouncement on its intangible assets. Qwest believes the effect of adoption could be a loss from a change in accounting principle of approximately $20 billion to $30 billion. This change in accounting principle would be reflected as a reduction in the carrying value of goodwill in 2002. Also, under SFAS No. 142, goodwill and certain intangibles will no longer be amortized beginning January 1, 2002. The decrease in amortization expense in 2002 will be approximately $900 million.

     Computer software. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to 5 years. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally is expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Unamortized computer software costs of $1.799 billion and $1.173 billion as of December 2001 and 2000, respectively, which are net of $578 million and $498 million of accumulated amortization, respectively, are included in intangibles and property, plant and equipment. Amortization of capitalized computer software costs totaled $425 million, $308 million and $193 million in 2001, 2000 and 1999, respectively and was included with depreciation in the accompanying statements of operations. During 2001 and 2000, $101 million and $114 million, respectively, of capitalized computer software costs were written-off because several projects were abandoned, including a significant billing system replacement project and a

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

customer database system project in 2000. The charges were recorded with the restructuring, Merger-related and other charges.

     Investments. Investments where the Company exercises significant influence but does not control the investee are accounted for under the equity method of accounting. Under the equity method, investments are stated at initial cost and are adjusted for contributions, distributions and the Company's share of income or losses. The Company's share of investee income or losses are recorded one month in arrears.

     Equity investments where the Company cannot exercise significant influence over the investee are carried at cost or, if the security is publicly traded, at fair market value. Realized gains and losses on securities are determined on the specific identification method and are included in current earnings. For publicly traded securities, unrealized gains or losses, net of tax, are included in other comprehensive income.

     The Company reviews its portfolio of equity securities on a quarterly basis to determine whether a decline in value is other than temporary. Many factors are considered in assessing whether a decline in value is other than temporary, including, as may be appropriate:

     - Earnings trends and asset quality;

     - Near term prospects and financial condition of the issuer;

     - Financial condition and prospects of the issuer's region and industry;

     - The cause and severity of the decline in market price;

     - Analysts recommendations and stock price projections;

     - The length of time (generally six to nine months) that market value was less than the carrying value;

     - Stock price volatility and near term potential for recovery; and

     - Qwest's intent and ability to retain the investment.

     If Qwest determines that the decline in value of an equity security is other than temporary, the Company will record a charge on its statement of operations to reduce the carrying value of the security to its estimated fair value.

     Accrued expenses and other current liabilities. Accrued expenses and other current liabilities consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Accrued interest............................................   $  462       $  318
Employee compensation.......................................      319          463
Accrual for Merger-related and other charges................      153          523
Restructuring reserve and other charges.....................      541           --
Accrued property and other taxes............................      446          462
Property, plant and equipment accruals......................      255          401
Accrued facilities costs....................................      200          394
Current deferred tax liability..............................       71           --
Other.......................................................      815        1,028
                                                               ------       ------
Total accrued expenses and other current liabilities........   $3,262       $3,589
                                                               ======       ======

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     The fair value of accounts payable, accrued expenses and other current liabilities approximates their carrying amount because of their short-term nature.

     Pension and post-retirement benefits. Pension and post-retirement health care and life insurance benefits earned by employees during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

     In computing the pension and post-retirement benefit costs, the Company must make numerous assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected return on plan assets and expected future cost increases. Two of these items generally have a significant impact on the level of cost -- discount rate and expected rate of return on plan assets.

     The expected rate of return on plan assets is the long-term rate of return the Company expects to earn on the pension trust's assets. Qwest establishes its expected rate of return by reviewing the investment composition of its pension plan assets, obtaining advice from its actuaries, reviewing historical earnings on the pension trust assets and evaluating current and expected market conditions.

     Annually, the Company sets its discount rate primarily based upon the average interest rate during the month of December for a Moody's AA rated corporate bond.

     To compute its expected return on pension plan assets, the Company applies its expected rate of return to the market-related value of the pension plan assets. The market-related asset value is a computed value that recognizes changes in fair value of pension plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company elected to recognize actual returns on its pension plan assets ratably over a five-year period when computing its market-related value of pension plan assets. The election was made in 1987 when SFAS No. 87 became effective. This method has the effect of smoothing market volatility that may be experienced from year to year. As a result, the Company's expected return is not significantly impacted by the actual return on pension plan assets experienced in the current year.

     Derivative instruments. The Company occasionally enters into derivative financial instruments. The objective of the Company's interest rate risk management program is to manage the level and volatility of its interest expense. The Company may also employ financial derivatives to hedge foreign currency exposures associated with particular debt. This objective was achieved in 2001 through the type of debt issued and a cross-currency swap that converted foreign-denominated debt to U.S. dollar-denominated debt.

     Under a cross-currency swap, the Company agrees with another party to exchange U.S. dollars for foreign currency based on a notional amount, at specified intervals over a defined term. The Company designed its cross-currency swaps as hedges of its borrowings and these swaps were effective during 2001. The cross-currency swaps were carried at fair value on the balance sheet with changes in fair value included in other comprehensive income. All cross-currency swaps expired in November 2001.

     The Company also entered into equity swaps to modify its risk exposure to changes in the market price of the Global Crossing common stock previously owned by the Company. Under these equity swaps, the Company agreed with another party to exchange payments based on a notional amount at specific intervals over a defined term. In exchange for making payments based upon an interest rate index, the Company received (rendered) payments based upon increases (decreases) in the market price of Global Crossing common stock. Qwest sold its remaining shares of Global Crossing in 2000; however, the equity swaps matured in increments through August 2001. These swaps were carried at fair value with changes in fair value included in income.

     The following table summarizes the terms of outstanding cross-currency and equity swaps at December 31, 2000. There were none outstanding at December 31, 2001. Cross-currency swaps were tied to the Swiss

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

Franc and had a liability of $40 million at December 31, 2000. Amounts received on the equity swaps were tied to changes in the market price of Global Crossing common shares and paid rates were tied to one- and three-month London Interbank Offered Rates ("LIBOR"). Equity collars had also been entered into in conjunction with the equity swaps to limit the magnitude of any gains or losses on the equity swaps. The Swiss Franc borrowings and the equity swaps matured in 2001.

                                                               DECEMBER 31, 2000
                                                    ---------------------------------------
                                                                               WEIGHTED
                                                                             AVERAGE RATE
                                                    NOTIONAL                ---------------
                                                     AMOUNT    MATURITIES   RECEIVE    PAY
                                                    --------   ----------   -------   -----
                                                             (DOLLARS IN MILLIONS)
Cross-currency....................................    $133        2001         --     6.51%
Equity............................................    $761        2001         --     7.17%

     The Company was exposed to but realized no losses from non-performance by counter-parties on these derivatives.

     At December 31, 2001, deferred credits of $7 million and deferred charges of $48 million on closed forward contracts were included as part of the carrying value of the underlying debt. The deferred credits and charges are recognized as yield adjustments over the life of the debt that matures at various dates through 2043.

     Stock options. Stock incentive plans are accounted for using the intrinsic value method under which no compensation expense is recognized for options granted to employees with a strike price that equals or exceeds the value of the underlying security on the measurement date.

     Comprehensive income. Comprehensive income included the following components:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000      1999
                                                              ------   -------   ------
                                                                (DOLLARS IN MILLIONS)
Unrealized gains (losses) on available-for-sale marketable
  securities, net of reclassification adjustments...........   $ 32     $(397)    $366
Foreign currency translation losses.........................    (33)       (7)      --
Income tax (provision) benefit related to items of other
  comprehensive income......................................    (13)      156     (144)
                                                               ----     -----     ----
Other comprehensive (loss) income...........................   $(14)    $(248)    $222
                                                               ====     =====     ====

     Embedded in net unrealized gains and losses on available-for-sale marketable securities are reclassification adjustments. Reclassification adjustments are comprised of amounts that have been removed from comprehensive income and recognized in income or loss from operations in the consolidated statement of operations during the periods cited below.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----   ------   ------
                                                               (DOLLARS IN MILLIONS)
Reversal of unrealized net gains (losses) on investments
  sold during the period....................................  $  2    $ 292    $(454)
Other than temporary losses charged to income...............   (59)    (480)      --
Income tax benefit related to items reclassified into
  income....................................................    22       66      176
                                                              ----    -----    -----
Total reclassification adjustments..........................  $(35)   $(122)   $(278)
                                                              ====    =====    =====

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Earnings per share. The following reflects the computation of diluted shares outstanding for 2001, 2000, and 1999. Diluted shares outstanding for the years ended December 31, 2001 and 2000 exclude approximately 104 million and 130 million incremental shares, respectively, related to stock options solely because their effect was anti-dilutive.

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2001        2000       1999
                                                       ---------   ---------   -------
                                                            (SHARES IN THOUSANDS)
Basic weighted average shares........................  1,661,133   1,272,088   872,309
Stock options........................................         --          --     8,444
                                                       ---------   ---------   -------
Diluted weighted average shares......................  1,661,133   1,272,088   880,753
                                                       =========   =========   =======

     Exit costs and restructuring reserves. Periodically, the Company commits to exit certain business activities, eliminate office or facility locations and/or reduce its number of employees. The charge to record such a decision depends upon various assumptions, including future severance costs, sublease or disposal costs, contractual termination costs and so forth. Such estimates are inherently judgmental and may change based upon actual experience.

     New accounting standards. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires, among other things, that all derivative instruments be recognized at fair value as assets or liabilities in the consolidated balance sheets and changes in fair value generally be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on Qwest's consolidated financial results.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 140 requires that after a transfer of financial assets, an entity continues to recognize the financial and servicing assets it controls and the liabilities it has incurred and does not recognize those financial and servicing assets when control has been surrendered and the liability has been extinguished. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on Qwest's consolidated financial results.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement had no impact on Qwest's consolidated financial results.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. As required, the Company will adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will reduce Qwest's amortization expense by approximately $900 million annually, beginning January 1, 2002. Because goodwill amortization expense is non-deductible for tax purposes, the impact on net income should be an increase of approximately $900 million. Upon adoption of SFAS No. 142, the carrying value of goodwill will be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Qwest is currently evaluating the impact of adopting the standard and believes the effect of adoption could be a loss from a change in accounting principle of approximately $20 billion to $30 billion. This change in accounting principle would be reflected as a reduction in the carrying value of goodwill in 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. As required, the Company will adopt SFAS No. 143 effective January 1, 2003. Qwest is currently evaluating the impact this pronouncement will have on its future consolidated financial results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long-lived assets to be disposed of by other than a sale for cash to be accounted for and reported like assets being held and used. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. As a result of the adoption of SFAS No. 144, Qwest will no longer recognize revenues from optical capacity asset sales under sales-type leases.

     On July 19, 2001, the EITF issued its consensus regarding EITF Issue 00-11, "Meeting the Ownership Transfer Requirements of FASB Statement No. 13 for Leases of Real Estate." This issue is primarily concerned with ownership transfer requirements for a sales-type lease of property under SFAS No. 13. According to the consensus, integral equipment subject to a lease should be evaluated as real estate under SFAS No. 13, as amended by SFAS No. 98. In addition, the consensus states that a nominal purchase option contained in a lease does not satisfy the transfer of ownership criterion in SFAS No. 13 for transfers of real property, if the failure to pay the nominal amount results in ownership not being transferred to the lessee. EITF 00-11 provides, however, that this criterion will be met in cases involving integral equipment or property improvements when the lessor agrees, regardless of whether or not the lessee pays any amount, to execute and deliver to the lessee all documents (including, if applicable, a bill of sale) that may be required to release the property from the lease and transfer ownership to the lessee. The consensus on EITF 00-11 applies to leases entered into after July 19, 2001 and to certain leases modified after that date. Qwest believes it is in compliance with the requirements of SFAS No. 13 and the EITF consensus for IRU transactions entered into after the issuance of the EITF consensus that it treated as sales-type leases.

NOTE 3: INVESTMENTS

     Investment in KPNQwest. In April 1999, Qwest and KPN Telecom B.V. ("KPN") formed KPNQwest, a joint venture to create a pan-European Internet Protocol ("IP")-based fiber optic network, linked to Qwest's network in North America, for data and multimedia services. Qwest and KPN each initially

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

owned 50% of KPNQwest. On November 12, 1999, KPNQwest consummated an initial public offering ("KPNQwest's IPO") whereby 50.6 million shares of common stock were issued to the public generating approximately $1.0 billion in proceeds. As a result of KPNQwest's IPO, the public owns approximately 11% of KPNQwest's shares and the remainder were owned equally by Qwest and KPN.

     On November 30, 2001, Qwest purchased approximately 14 million additional shares of KPNQwest common stock, and Anschutz Company, Qwest's principal stockholder, purchased approximately 6 million shares, from KPN for $4.58 per share. Qwest now owns approximately 47.5% of the voting power of the KPNQwest stock and its principal shareholder owns approximately 1.5%. As part of the transaction, KPN granted Qwest an option that expired on March 31, 2002, to purchase some or all of KPN's shares in KPNQwest at fair value on the date of exercise. In addition, all restrictions on the transfer of shares were removed from Qwest's shares but KPN's shares are still subject to restrictions through 2004. Qwest will continue to account for its proportionate share of KPNQwest's operations under the equity method of accounting and, because it is no longer a corporate joint venture, will begin recognizing deferred taxes on its proportionate share of KPNQwest's operations as discussed in Note 8.

     The Company's investment in KPNQwest was approximately $1.3 billion at December 31, 2001. Qwest's investment exceeded its proportionate share of KPNQwest's net assets by $840 million at December 31, 2001. The excess basis was being amortized over 10 years. In connection with its adoption of SFAS No. 142, Qwest will no longer amortize this excess basis beginning in 2002.

     Below are the summarized financial results for KPNQwest as of and for the years ended December 31, 2001 and 2000 and as of and for the nine months ended December 31, 1999:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Total assets...............................................  $3,201   $2,717   $2,575
                                                             ======   ======   ======
Total debt.................................................   1,364      731      779
Other liabilities..........................................     868      775      391
                                                             ------   ------   ------
Total liabilities..........................................  $2,232   $1,506   $1,170
                                                             ======   ======   ======
Revenue....................................................  $  722   $  425   $  199
Loss from operations.......................................    (222)    (201)     (76)
Net loss...................................................    (237)    (128)     (62)
Qwest's share of KPNQwest's losses.........................  $  (95)  $  (34)  $   --

     The Company currently owns approximately 214 million shares of KPNQwest's common stock, which are valued at $6.10 per share on the Company's books at December 31, 2001. At December 31, 2001, the closing price of KPNQwest's common stock was $7.15. Subsequent to December 31, 2001, the stock price of KPNQwest's common stock declined significantly below Qwest's carrying value. In accordance with the Company's policy to review the carrying value of marketable securities on a quarterly basis for other than temporary declines in value, Qwest will assess the factors it uses to determine fair value of the KPNQwest common stock, including the difficult financial condition and prospects of KPNQwest and the rest of the European telecommunications industry, the severity of the decline of the stock price and the near term potential for stock price recovery, in determining the timing and amount of a further write-down, which Qwest believes is likely and believes may be significant in amount. You can find additional information about Qwest's application of factors used to determine the write-down of the carrying value of KPNQwest's common stock in Note 2 to the consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Investment in Qwest Digital Media, LLC. In October 1999, Qwest and Anschutz Digital Media, Inc. ("ADMI"), an affiliate of Anschutz Company, formed a joint venture called Qwest Digital Media, LLC ("QDM") that provided advanced digital production, post-production and transmission facilities, digital media storage and distribution services, telephony-based data storage and enhanced services, access and routing services. Qwest contributed approximately $84.8 million in the form of a promissory note payable over nine years at an annual interest rate of 6%. At inception, Qwest and ADMI each owned a 50% equity and voting interest in the joint venture. In June 2000, Qwest acquired an additional 25% interest in QDM directly from ADMI. Qwest paid approximately $48.2 million for the interest; approximately $4.8 million in cash was paid at closing and the remaining $43.4 million was paid, with approximately $1.8 million in interest, on January 2, 2001. Following this transaction, Qwest owned a 75% economic interest and 50% voting interest in QDM and ADMI owned a 25% economic interest and a 50% voting interest. During 2001 and 2000, the Company made additional capital contributions of approximately $11 million and $21 million, respectively.

     In October 1999, Qwest also agreed to purchase certain telephony-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of approximately $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008.

     In October 1999, Qwest entered into a long-term Master Services Agreement (the "MSA") with QDM under which QDM agreed to purchase approximately $119 million of telecommunication services through October 2008 and Qwest agreed to extend credit to QDM for the purpose of making payments for the telecommunication services. Each October, QDM would be required to pay Qwest an amount equal to the difference between certain specified annual commitment levels and the amount of services actually purchased under the MSA at that time. In October 2001, Qwest agreed to release QDM from its obligation to acquire telecommunications services from Qwest in exchange for QDM forgiving Qwest's $84.8 million promissory note (after giving effect to a payment by Qwest of $2.5 million in accrued interest and $1.3 million in principal on the note). Prior to termination of the MSA, Qwest advanced QDM the amount QDM owed for accrued telecommunications services of $3.8 million and QDM applied the advance to pay Qwest the amount owing for the services, including interest on amounts past due. Concurrently with terminating the MSA, QDM repaid the $3.8 million advance under the MSA.

     During 2001, Qwest recorded a charge of $15 million that represented its share of an impairment charge recorded by QDM. In December 2001, Qwest management made a decision to discontinue funding QDM, resulting in a charge of $18 million. In February 2002, a determination was made to discontinue the QDM business.

     Below are the summarized unaudited financial results for QDM as of and for the years ended December 31, 2001 and 2000 and as of and for the three months ended December 31, 1999:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
                                                              (DOLLARS IN MILLIONS)
Total assets................................................  $ 40    $ 50     $80
                                                              ====    ====     ===
Total debt..................................................    10      --       5
Other liabilities...........................................     7      10       6
                                                              ----    ----     ---
Total liabilities...........................................  $ 17    $ 10     $11
                                                              ====    ====     ===
Revenue.....................................................  $ 13    $  4     $ 3
Loss from operations........................................   (36)    (70)     (6)
Net loss....................................................   (34)    (65)     (5)
Qwest's share of QDM's losses...............................  $(25)   $(10)    $--

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Investment write-downs. The following is a summary of the investment write-downs recorded during 2001 and 2000. There were no investment write-downs during 1999.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001          2000
                                                              ---------      -------
                                                              (DOLLARS IN MILLIONS)
KPNQwest investment.........................................   $3,048         $ --
QDM investment..............................................       33           --
Other investment losses.....................................      213          447
                                                               ------         ----
Total investment write-downs................................   $3,294         $447
                                                               ======         ====

     The Company reviews its portfolio of equity securities on a quarterly basis. See Note 2 for the factors considered in assessing whether a decline in value is other than temporary.

     KPNQwest Write-down. The carrying value of pre-Merger Qwest's investment in KPNQwest was $552 million. On June 30, 2000, Qwest's preliminary estimate of the value of its investment in KPNQwest was $7.9 billion. This preliminary estimate was based upon the closing price of $39.625 of KPNQwest's publicly traded Class C shares on June 30, 2000. Qwest's ownership in KPNQwest was held in Class B shares. These Class B shares were subject to restrictions on marketability through 2004 unlike the Class C shares. Work was performed during 2000 and 2001 to determine the fair value of the Class B shares as of June 30, 2000. The work did not consider events and circumstances occurring after June 30, 2000.

     The work was completed in June 2001, and indicated a fair value for the Company's investment in KPNQwest of $4.8 billion or $23.775 per Class B share. Accordingly, the carrying value of the KPNQwest investment was adjusted, in accordance with APB Opinion No. 16, to equal the $4.8 billion fair value.

     At June 30, 2001, Qwest evaluated its investment in KPNQwest and concluded that the decline in fair value from $4.8 billion was other than temporary. Factors considered in reaching this conclusion included the following, among others:

          1. KPNQwest's stock price had fallen and remained below $23.775 per share from March 2001. The period of time the market price was below the Company's carrying value and the severity of the decline indicated that the decline had become other than temporary.

          2. Analysts had released new recommendations during the second quarter of their stock price targets for KPNQwest that showed a significant decline from the first quarter.

          3. The European telecom sector had experienced a severe deterioration during the second quarter, including numerous bankruptcies, making the near term prospects of KPNQwest's stock recovery less certain at June 30, 2001.

     As a result of the evaluation of Qwest's investment in KPNQwest, the Company concluded that the fair value of its investment at June 30, 2001 was $1.3 billion and took a charge of $3.048 billion to reduce the carrying value to the estimated fair value of $6.67 per Class B share.

     QDM write-down. During 2001, Qwest recorded a charge of $15 million that represented its share of an impairment charge recorded by QDM. In December 2001, Qwest management made a decision to abandon its investment in QDM and discontinue funding, resulting in a charge of $18 million.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Publicly traded equity security write-downs other than KPNQwest. The Company's equity investments in publicly traded companies other than KPNQwest consisted of the following:

            DECEMBER 31, 2001                        DECEMBER 31, 2000
  --------------------------------------   --------------------------------------
         UNREALIZED   UNREALIZED   FAIR           UNREALIZED   UNREALIZED   FAIR
  COST     GAINS        LOSSES     VALUE   COST     GAINS        LOSSES     VALUE
  ----   ----------   ----------   -----   ----   ----------   ----------   -----
                               (DOLLARS IN MILLIONS)
   $9        $2          $(1)       $10    $90       $30          $(62)      $58
   ==        ==          ===        ===    ===       ===          ====       ===

     Included in the portfolio of publicly traded securities was an investment in Lucent common stock with a cost basis of $40.2 million at December 31, 2000. At June 30, 2001, Qwest evaluated its investment in Lucent and concluded that the decline in fair value below its carrying value was other than temporary. Factors considered in reaching this conclusion included the following:

          1. The period of time Lucent's stock price was below Qwest's carrying amount per share.

          2. The magnitude by which Lucent did not meet analysts' first quarter 2001 earnings estimates.

          3. A decline in the number of analysts with buy recommendations.

          4. The announced termination of merger discussions with a large European telecommunications equipment manufacturer.

     As a result of the evaluation of the Company's investment in Lucent, Qwest concluded that the fair value of the investment at June 30, 2001 was $4.2 million and took a charge of $36 million to reduce the investment from its carrying value to its fair value.

     In addition to Lucent, charges totaling $23 million were recorded during 2001 relating to other than temporary declines in market value of the Company's portfolio of publicly traded marketable securities. In 2000, the Company recorded a charge of $447 million relating to a decline in the value of its investment in Global Crossing that was considered other than temporary.

     Other equity security write-downs. During 2001, the Company periodically reviewed its portfolio of investments in non-publicly traded equity securities for possible impairment of value. As a result of these reviews, Qwest recorded net charges throughout 2001 of $154 million relating to an impairment of value associated with investments in non-public companies. The carrying value of these investments at December 31, 2001 was $11 million.

     Decline in market value of derivatives. On August 22, 2001, Qwest settled derivative contracts associated with its previously-owned equity investment in Global Crossing. These derivatives were recorded at market value with any change in market value taken immediately to income. Due to a decline in the market value of the derivatives, the Company recorded charges of $7 million, $470 million and $56 million for 2001, 2000 and 1999, respectively.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows:

                                                                       DECEMBER 31,
                                                     DEPRECIABLE   ---------------------
                                                        LIVES        2001        2000
                                                     -----------   ---------   ---------
                                                                   (DOLLARS IN MILLIONS)
Land and buildings.................................  30-38 years   $  4,779    $  3,473
Communications equipment...........................  2-14 years      22,111      18,319
Other network equipment............................  8-57 years      22,599      19,450
General purpose computers and other................  3-11 years       4,268       3,755
Construction in progress...........................  --               1,342       3,498
                                                                   --------    --------
                                                                     55,099      48,495
Less: accumulated depreciation.....................                 (25,122)    (22,735)
                                                                   --------    --------
Property, plant and equipment -- net...............                $ 29,977    $ 25,760
                                                                   ========    ========

     Capitalized interest. Interest related to qualifying construction projects is capitalized and included in the depreciable basis of the related asset. For additional information on interest capitalized, see Note 5.

     Assets held for sale. During 2000 and 1999, U S WEST agreed to sell approximately 800,000 access lines to third-party telecommunications services providers, including approximately 570,000 access lines to Citizens Communications Company ("Citizens") in nine states. Because these access lines were "held for sale," U S WEST discontinued recognizing depreciation expense on these assets and recorded them at the lower of their cost or fair value, less estimated cost to sell.

     On July 20, 2001, Qwest terminated its agreement with Citizens under which the majority of the remaining access lines in eight states were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation (amortization) expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their fair value at June 30, 2001. The required adjustments to the carrying value of the individual access lines were included in operating income for 2001. This resulted in a charge to depreciation of $222 million to "catch-up" the depreciation on these access lines for the period they were held for sale.

     In 2001, Qwest sold approximately 41,000 access lines in Utah and Arizona resulting in $94 million in proceeds and a gain of $51 million. In 2000, Qwest also completed the sale of approximately 20,000 access lines in North Dakota and South Dakota resulting in proceeds of $19 million and a gain of $11 million.

     As of December 31, 2000, Qwest identified approximately $500 million of bandwidth capacity on its existing network that was held for sale to telecommunications providers and others. In connection with the Merger, this capacity was recorded at fair value, less estimated cost to complete and sell. As of January 1, 2002, all capacity had been reclassified as "held for sale or use" pursuant to the adoption of SFAS No. 144.

     Qwest has built its network outside North America primarily by entering into long-term agreements to acquire optical capacity. Qwest has also acquired some capacity within North America under similar contracts. Several of the companies (for example, Global Crossing, Enron Broadband Services, Inc. and 360networks (USA), Inc.) from which Qwest has acquired capacity appear to be in financial difficulty or have filed for bankruptcy protection. Bankruptcy courts have wide discretion and could deny Qwest the continued benefits of use of the assets under the capacity agreements without relieving Qwest of its obligation to make payments or requiring the refund of amounts previously paid. Qwest believes that it is taking appropriate

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

actions to protect its investments and maintain on-going use of the acquired capacity. At this time, it is too early to determine what affect the bankruptcies will have with respect to the acquired capacity or Qwest's ability to use this acquired capacity.

NOTE 5:  BORROWINGS

  CURRENT BORROWINGS

     Current borrowings consisted of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Commercial paper............................................   $3,165       $2,106
Short-term notes and current portion of long-term
  borrowings................................................    1,480        1,388
Current portion of capital lease obligations................      161          151
                                                               ------       ------
Total current borrowings....................................   $4,806       $3,645
                                                               ======       ======

     The weighted average interest rate on commercial paper was 2.98% and 7.33% at December 31, 2001 and 2000, respectively.

     At December 31, 2001, Qwest maintained commercial paper programs to finance the short-term operating cash needs of the business. As of December 31, 2001, the Company had a $4.0 billion syndicated credit facility to support its commercial paper programs. The syndicated credit facility matures on May 3, 2002. As of December 31, 2001, there was no outstanding balance. Qwest has the option to convert any borrowed amount into a one-year term loan that would be due in May 2003 provided Qwest is not in default of the credit facility, including compliance with all covenants at March 31, 2002. The syndicated credit facility agreement requires Qwest to pay a quarterly fee based upon the Company's long-term debt agency ratings. The facility fee on the total credit facility available ranged from 0.07% to 0.08% annually. The facility also contained financial covenants, the most restrictive of which was a requirement to maintain a debt-to-consolidated EBITDA ratio of not more than 3.75-to-1. "Consolidated EBITDA" as defined in the credit facility is a measure of EBITDA that starts with the Company's net income and adds back certain items, primarily those of a non-cash or a non-operating nature. You can find additional information concerning borrowings against the syndicated credit facility after December 31, 2001 in Note 15 to the consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

 LONG-TERM BORROWINGS

     Long-term borrowings consisted principally of debentures and medium-term notes with the following interest rates and maturities at December 31:

                                                MATURITIES
                               --------------------------------------------    TOTAL     TOTAL
INTEREST RATES                  2003     2004    2005    2006    THEREAFTER    2001      2000
--------------                 ------   ------   ----   ------   ----------   -------   -------
                                                    (DOLLARS IN MILLIONS)
Up to 5%.....................  $   50   $   --   $ --   $   --    $    --     $    50   $   150
Above 5% to 6%...............      24    1,366     41       --        389       1,820       571
Above 6% to 7%...............      43       --    915       --      5,481       6,439     5,213
Above 7% to 8%...............   1,060      749     --    1,249      8,399      11,457     8,005
Above 8% to 9%...............      --       --     --       --        265         265       623
Above 9% to 10%..............      --       --     --       --         11          11       473
Above 10% to 11%.............      --       --     --       --         --          --       162
                               ------   ------   ----   ------    -------     -------   -------
                               $1,177   $2,115   $956   $1,249    $14,545      20,042    15,197
                               ======   ======   ====   ======    =======
Capital leases...............                                                     155       224
                                                                              -------   -------
Total........................                                                 $20,197   $15,421
                                                                              =======   =======

     The Company's borrowings have a fair value of $24.5 billion and $18.4 billion at December 31, 2001 and 2000, respectively. The fair values of the Company's borrowings are based on quoted market prices where available or, if not available, based on discounting future cash flows using current interest rates. With the exception of approximately $1.1 billion in debt held by Qwest (the parent company), the Company's long-term borrowings were held in three wholly-owned subsidiaries, Qwest Corporation, Qwest Communications Corporation and Qwest Capital Funding, Inc. ("QCF"). The borrowings of QCF are guaranteed by the parent company, Qwest. For information concerning the Company's borrowing activities after December 31, 2001, see Note 15.

     The portion of debt that is public debt either assumed by Qwest in the Merger or issued following the Merger (referred to as "Post-Merger public debt") had an outstanding balance of $19.9 billion at December 31, 2001. This Post-Merger public debt has no financial covenants and contains no cross-default or cross-acceleration provisions. At December 31, 2001 Qwest had public debt that was issued by Qwest prior to the Merger (referred to as "Pre-Merger public debt") with an outstanding balance of $1.4 billion. Of the Pre-Merger public debt, $1.0 billion has no financial covenants as long as Qwest maintains an investment grade debt rating. If the Company fails to maintain an investment grade rating, the most restrictive covenant that would apply would be a limitation on the incurrence of debt. The limitations on incurrence of debt would apply if, after application of the proceeds, the ratio of debt to consolidated cash flow available for fixed charges (as defined in the indenture) for the four full quarters preceding the incurrence would be 5.0-to-1 or higher. This portion of the Pre-Merger public debt contains provisions relating to acceleration upon an acceleration of debt obligations in the aggregate in excess of $10 million, including the syndicated credit facility and any of the Post-Merger public debt. The remaining portion of the Pre-Merger public debt (approximately $350 million) has no financial covenants but does contain provisions relating to acceleration upon an acceleration of debt obligations in the aggregate in excess of $25 million.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     The following table shows the amount of gross interest cost, capitalized interest and cash interest paid during 2001, 2000 and 1999.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001      2000     1999
                                                              -------   -------   -----
                                                                (DOLLARS IN MILLIONS)
Gross interest expense......................................  $1,629    $1,145    $763
Capitalized interest........................................    (187)     (104)    (27)
                                                              ------    ------    ----
Net interest expense........................................  $1,442    $1,041    $736
                                                              ======    ======    ====
Cash interest paid..........................................  $1,298    $  930    $595
                                                              ======    ======    ====

     In March 2001, the Company completed a cash tender to buy back certain outstanding debt. In the tender offer, the Company repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, the Company incurred $106 million ($65 million after tax) in premium payments. The tender offer was conducted to retire the bonds because of their high coupon rates and to reduce interest cost to the Company. In connection with this tender offer, the indentures were amended to eliminate restrictive covenants and certain default provisions. See Note 15 for subsequent events concerning debt ratings.

     The Company is currently in compliance with all financial covenants in its credit facility and indentures (including any covenants suspended while the Company maintains its investment grade credit rating) as of the last measurement date.

NOTE 6: LEASE ARRANGEMENTS

     Operating leases. Certain office facilities, real estate and equipment are subject to operating leases. The Company also has easement agreements with railroads and public transportation authorities that are accounted for as operating leases.

     During 2001, the Company entered into an operating lease arrangement ("synthetic lease") under which the Company had the option to purchase the leased real estate properties at any time during the lease term. This synthetic lease facility had a capacity of approximately $305 million, although only approximately $177 million had been utilized at December 31, 2001. This synthetic lease, in combination with approximately $77 million of previously existing synthetic leases, had certain financial covenants. The total debt held by these lessors related to the property leased to Qwest was $254 million at December 31, 2001. See Note 15 for additional information on the termination of the synthetic lease facilities.

     Rent expense, net of sublease rentals, under these operating and synthetic leases was $696 million, $528 million and $269 million during 2001, 2000 and 1999, respectively.

     Capital leases. The Company leases certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2001, 2000 and 1999 were $1.282 billion, $678 million and $113 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $2.283 billion and $1.182 billion of cost less accumulated amortization of $392 million and $276 million at December 31, 2001 and 2000, respectively.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Future minimum payments under capital leases and non-cancelable operating leases as of December 31, 2001 were as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES      LEASES
                                                              --------   ----------
                                                              (DOLLARS IN MILLIONS)
2002........................................................    $193       $  339
2003........................................................     111          311
2004........................................................      42          338
2005........................................................       3          277
2006........................................................       3          234
2007 and thereafter.........................................      20        1,738
                                                                ----       ------
Total minimum payments......................................     372       $3,237
                                                                           ======
Less: amount representing interest..........................     (56)
                                                                ----
Present value of minimum payments...........................     316
Less: current portion.......................................    (161)
                                                                ----
Long-term portion...........................................    $155
                                                                ====

     Minimum operating lease payments have not been reduced by minimum sublease rentals of $110 million due in the future under non-cancelable subleases. They also do not include contingent rentals for the synthetic leases. In 2001, 2000 and 1999, contingent rentals representing the difference between the fixed and variable rental payments were not material.

     Capital lease obligations are included in current and long-term borrowings on the Company's balance sheet.

NOTE 7: EMPLOYEE BENEFITS

  PENSION, POST-RETIREMENT AND OTHER POST-EMPLOYMENT BENEFITS

     Qwest has a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational (union) employees. Post-retirement healthcare and life insurance plans provide medical, dental, vision and life insurance benefits for certain retirees. The Company also provides post-employment benefits for certain former employees.

     In conjunction with the Merger, the Company made the following changes to its employee benefit plans for management employees only. Effective September 7, 2000, employees were not eligible to receive retiree medical and life benefits unless they had either at least 20 years of service by December 31, 2000 or would be service pension eligible by December 31, 2003. The elimination of the retiree medical benefits decreased the other post-employment benefits expense for 2000 by approximately $17 million. In addition, the elimination was accounted for as a plan curtailment, resulting in a gain of approximately $106 million. This gain was recorded as an offset to Merger-related costs. Employees who retained the benefits will begin paying contributions in 2004 except for those employees who retired prior to September 7, 2000.

     Pension benefits for management employees prior to January 1, 2001 were based upon their salary and years of service while occupational employee benefits were generally based upon job classification and years of service.

     Qwest also modified the Pension Plan benefits, effective January 1, 2001, for all former U S WEST management employees who did not have 20 years of service by December 31, 2000, or who would not be

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

service pension eligible by December 31, 2003. For employees who did not meet these criteria, no additional years of service will be credited under the defined lump sum formula for years worked after December 31, 2000. These employee's pension benefits will only be adjusted for changes in the employee's future compensation level. Future benefits will equal 3% of pay, plus a return as defined in the Pension Plan. The minimum return an employee can earn on their account in a given year is based upon the Treasury Rate and the employee's account balance at the beginning of the year. All management employees, other than those who remain eligible under the previous formulas, will be eligible to participate in the 3%-of-pay plan. The impact of these changes on the pension credit for 2001 was an increase of approximately $10 million.

     Effective August 11, 2000, the Pension Plan was amended to provide additional pension benefits to plan participants who were involuntarily separated from the Company as a result of the Merger between August 11, 2000, and June 30, 2001. Under the restructuring plan, this amendment was extended to cover additional employees who involuntarily separate from the Company. The amount of the benefit is based on pay and years of service and ranges from a minimum of four months up to a maximum of one year of an employee's base pay. For 2001 and 2000, the amounts of additional benefits paid were $154 million and $27 million, respectively.

     Pension and post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined by using the projected unit credit method. Qwest's funding policy is to make contributions with the objective of accumulating sufficient assets to pay all benefits when due. No pension funding was required in 2001, 2000 or 1999. The Company did not make any contributions to the post-retirement healthcare benefit plan in 2001. In 2000 and 1999, Qwest made contributions to the post-retirement healthcare benefit plan of $16 million and $18 million, respectively.

     The components of the pension credit and post-retirement benefit cost (credit) were as follows:

                                            PENSION CREDIT          POST-RETIREMENT BENEFIT COST
                                        YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                       -------------------------   ------------------------------
                                        2001      2000     1999      2001       2000       1999
                                       -------   -------   -----   --------   --------   --------
                                                         (DOLLARS IN MILLIONS)
Service cost.........................  $   187   $   182   $ 203    $  29      $  49      $  70
Interest cost........................      686       702     658      307        337        326
Expected return on plan assets.......   (1,101)   (1,068)   (935)    (224)      (271)      (229)
Amortization of transition asset.....      (79)      (79)    (79)      --         --         --
Amortization of prior service cost...       --         2       2       (4)        12         20
Plan curtailment.....................       --        --      --       --       (106)        --
Recognized net actuarial gain........      (53)      (58)     --      (91)      (107)       (28)
                                       -------   -------   -----    -----      -----      -----
  Net (credit) cost included in
     income..........................  $  (360)  $  (319)  $(151)   $  17      $ (86)     $ 159
                                       =======   =======   =====    =====      =====      =====

     To compute its expected return on pension plan assets, the Company applies its expected rate of return to the market-related value of the pension plan assets. The market-related asset value is a computed value that recognizes changes in fair value of plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company elected to recognize actual returns on its plan assets ratably over a five year period when computing its market-related value of plan assets. The election was made in 1987 when SFAS No. 87 became effective. This method has the effect of smoothing market volatility that may be experienced from year to year. As a result, the Company's expected return is not significantly impacted by the actual return on plan assets experienced in the current year.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Following is a reconciliation of the benefit obligation for the pension and post-retirement plans:

                                                        PENSION        POST-RETIREMENT
                                                       YEAR ENDED        YEAR ENDED
                                                      DECEMBER 31,      DECEMBER 31,
                                                    ----------------   ---------------
                                                     2001      2000     2001     2000
                                                    -------   ------   ------   ------
                                                          (DOLLARS IN MILLIONS)
Benefit obligation accrued at beginning of year...  $ 9,470   $8,877   $4,500   $4,344
Service cost......................................      187      182       29       49
Interest cost.....................................      686      702      307      337
Actuarial loss....................................      652      513      136      301
Plan amendments...................................       --       --       --     (169)
Special termination benefits......................      154       27       --       --
Plan curtailment..................................       --       --       --     (106)
Benefits paid.....................................   (1,524)    (831)    (272)    (256)
                                                    -------   ------   ------   ------
Benefit obligation accrued at end of year.........  $ 9,625   $9,470   $4,700   $4,500
                                                    =======   ======   ======   ======

     Following is a reconciliation of the change in the fair value of plan assets for the pension and post-retirement plans:

                                                        PENSION        POST-RETIREMENT
                                                      YEAR ENDED         YEAR ENDED
                                                     DECEMBER 31,       DECEMBER 31,
                                                   -----------------   ---------------
                                                    2001      2000      2001     2000
                                                   -------   -------   ------   ------
                                                          (DOLLARS IN MILLIONS)
Fair value of plan assets at beginning of year...  $13,594   $14,593   $2,407   $2,886
Actual loss on plan assets.......................     (851)      (78)    (148)     (68)
Net employer withdrawals.........................       --        --      (40)    (245)
Section 420 transfer.............................      (98)      (90)      98       90
Benefits paid....................................   (1,524)     (831)    (272)    (256)
                                                   -------   -------   ------   ------
Fair value of plan assets at year end............  $11,121   $13,594   $2,045   $2,407
                                                   =======   =======   ======   ======

     In December 2001 and 2000, under provisions of Section 420 of the Internal Revenue Code, $98 million and $90 million, respectively, of pension assets were transferred from the pension plan to the post-retirement benefit plan to pay for current year retiree health care benefits. In 2001 and 2000, $33 million and $300 million, respectively, of Life Insurance and Welfare Trust assets were transferred to the Company to pay for employee welfare benefits.

     The following table represents the funded status of the pension and post-retirement plans:

                                                       PENSION        POST-RETIREMENT
                                                     YEAR ENDED         YEAR ENDED
                                                    DECEMBER 31,       DECEMBER 31,
                                                   ---------------   -----------------
                                                    2001     2000     2001      2000
                                                   ------   ------   -------   -------
                                                          (DOLLARS IN MILLIONS)
Funded (unfunded) status.........................  $1,496   $4,124   $(2,655)  $(2,093)
Unrecognized net actuarial gain..................    (265)  (2,922)     (132)     (730)
Unamortized prior service benefit................      --       --       (53)      (58)
Balance of unrecognized transition asset.........    (229)    (308)       --        --
                                                   ------   ------   -------   -------
Prepaid benefit (accrued cost)...................  $1,002   $  894   $(2,840)  $(2,881)
                                                   ======   ======   =======   =======

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     The actuarial assumptions used to compute the pension credit and post-retirement benefit cost are based upon information available as of the beginning of the respective year and are as follows:

                                            PENSION CREDIT        POST-RETIREMENT BENEFITS COST
                                       YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                       ------------------------   ------------------------------
                                        2001     2000     1999      2001       2000       1999
                                       ------   ------   ------   --------   --------   --------
Weighted average discount rate.......  7.75%    8.00%    6.75%     7.75%      8.00%      6.75%
Weighted average rate of compensation
  increase...........................  4.65%    4.65%    4.65%       N/A        N/A        N/A
Expected long-term rate of return on
  plan assets........................  9.40%    9.40%    8.80%     9.40%      9.40%      8.80%
Initial healthcare cost trend rate...    N/A      N/A      N/A     7.00%      8.00%      8.00%
Ultimate healthcare cost trend
  rate...............................    N/A      N/A      N/A     5.00%      5.00%      5.00%
Year ultimate trend rate is
  reached............................    N/A      N/A      N/A      2011       2011       2011

     The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of the end of the respective year and are as follows:

                                                     PENSION         POST-RETIREMENT
                                                   YEAR ENDED          YEAR ENDED
                                                  DECEMBER 31,        DECEMBER 31,
                                                 ---------------     ---------------
                                                 2001      2000      2001      2000
                                                 -----     -----     -----     -----
Weighted average discount rate.................  7.25%     7.75%     7.25%     7.75%
Weighted average rate of compensation
  increase.....................................  4.65%     4.65%       N/A       N/A
Initial healthcare cost trend rate.............    N/A       N/A     8.25%     7.00%
Ultimate healthcare cost trend rate............    N/A       N/A     5.00%     5.00%
Year ultimate trend rate is reached............    N/A       N/A      2007      2011

     A one percent change in the assumed healthcare cost trend rate would have had the following effects in 2001:

                                                               ONE PERCENT CHANGE
                                                              ---------------------
                                                              INCREASE     DECREASE
                                                              --------     --------
Effect on the aggregate of the service and interest cost
  components of net periodic post-retirement benefit cost
  (statement of operations).................................    $ 19        $ (17)
Effect on accumulated post-retirement benefit obligation
  (balance sheet)...........................................    $262        $(225)

     On January 5, 2001, Qwest announced an agreement with its major unions, the Communications Workers of America and the International Brotherhood of Electrical Workers, to extend the existing union contracts for another two years, through August of 2003. The extensions include a 3.5% wage increase in 2001, a 5% wage increase in 2002, a 6% pension increase in 2002, and a 10% pension increase in 2003. The appropriate changes were reflected in the pension and post-retirement benefit computations.

  OTHER BENEFIT PLANS

     401(k) plan. The Company currently sponsors two defined contribution benefit plans covering substantially all management and occupational (union) employees. Under these plans, employees may contribute a percentage of their annual compensation to the plans up to certain maximums, as defined by the plans and by the Internal Revenue Service. The Company matches a percentage of employee contributions in Company stock. Expenses incurred in connection with the Company's 401(k) plans were $99 million, $113 million and $93 million for 2001, 2000 and 1999, respectively.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Deferred compensation plans. The Company sponsors several deferred compensation plans for its current and former Boards of Directors and a select group of management and highly compensated employees, certain of which are open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices including Company stock.

     The deferred compensation obligation of the Company is recorded on the balance sheet in "Deferred Credits and Other." Company shares owned inside the plans are treated as treasury stock and are recorded at cost in Stockholders' Equity. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the phantom investment values are recorded in the Company's income. The deferred compensation liability as of December 31, 2001 and 2000 was $64 million and $74 million, respectively. The values of the deferred compensation plans' assets were $34 million and $67 million at the end of 2001 and 2000, respectively.

NOTE 8:  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------    -----    -----
                                                               (DOLLARS IN MILLIONS)
FEDERAL:
  Current...................................................  $(501)    $(23)    $530
  Deferred..................................................    487      196      156
                                                              -----     ----     ----
                                                                (14)     173      686
                                                              -----     ----     ----
STATE AND LOCAL:
  Current...................................................     --       11       45
  Deferred..................................................     14       23       69
                                                              -----     ----     ----
                                                                 14       34      114
                                                              -----     ----     ----
Provision for income taxes..................................  $  --     $207     $800
                                                              =====     ====     ====

     Qwest received $574 million in net income tax refunds in 2001 and made net payments of income taxes of $115 million and $472 million in 2000 and 1999, respectively.

     The effective tax rate differs from the statutory tax rate as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             2001      2000      1999
                                                             -----     -----     ----
                                                                   (IN PERCENT)
Federal statutory tax rate.................................  (35.0)%    35.0%    35.0%
State income taxes -- net of federal effect................   (3.5)%     3.4%     3.5%
Non-deductible KPNQwest investment writedown...............   30.0%       --       --
Non-deductible goodwill amortization.......................    7.4%    107.4%      --
Non-deductible Merger-related charges......................    2.0%     46.2%     5.7%
KPNQwest loss..............................................    0.8%     10.7%      --
ESOP dividend..............................................     --      (9.4)%   (0.9)%
Other......................................................   (1.7)%   (29.0)%   (1.2)%
                                                             -----     -----     ----
  Effective tax rate.......................................     --%    164.3%    42.1%
                                                             =====     =====     ====

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     The components of the net deferred tax liability were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
                                                              (DOLLARS IN MILLIONS)
Property, plant and equipment...............................   $2,868       $1,677
Intangible assets...........................................    1,248        1,447
State deferred taxes-net of federal effect..................      607          406
Revenue recognition.........................................      835          447
Other.......................................................      234          135
                                                               ------       ------
  Deferred tax liabilities..................................    5,792        4,112
                                                               ------       ------
Net operating loss carryforward.............................    2,173          933
Post-retirement benefits-net of pension.....................      592          717
State deferred taxes-net of federal effect..................      369          243
Provision for bad debts.....................................      137          111
Other.......................................................      243          412
                                                               ------       ------
  Deferred tax assets.......................................    3,514        2,416
                                                               ------       ------
Valuation allowance.........................................      (13)          --
                                                               ------       ------
  Net deferred tax liability................................   $2,265       $1,696
                                                               ======       ======

     As of December 31, 2001, Qwest had a net operating loss carryforward of $6.2 billion that will expire between 2003 and 2021. Unused net operating losses generated by pre-Merger Qwest are subject to special rules in the Internal Revenue Code ("IRC"). IRC section 382 limits the amount of income that may be offset each year by unused net operating losses arising prior to a merger. The annual limitation is based upon the value of the acquired company at the time of the merger times the federal long-term tax-exempt rate in effect at that date. Any unused limitation may be carried forward and added to the next year's limitation. This limitation will not impact Qwest's ability to utilize its net operating losses against future taxable income. The Company believes it is more likely than not that future taxable income will be sufficient to fully recover the existing net deferred tax asset associated with the net operating loss carryforward.

     Prior to the purchase of the additional equity interest in KPNQwest in November 2001, the Company's investment in KPNQwest was deemed a foreign corporate joint venture. As a result, Qwest previously did not record deferred income taxes related to its investment in KPNQwest. The amount of unrecorded deferred income taxes prior to the additional stock purchase was $305 million. The temporary difference would become taxable upon the sale of KPNQwest or if earnings were repatriated into the United States. With the purchase of the additional 14 million shares of KPNQwest in November 2001, the Company's investment in KPNQwest is no longer considered a corporate joint venture. Therefore, deferred taxes will be recognized prospectively on the Company's portion of all future undistributed earnings and losses of KPNQwest. Because the current benefit will only become realizable upon the occurrence of the events described above, the Company recorded a valuation allowance against these losses of $13 million for the year ended December 31, 2001.

     The Company had unamortized investment tax credits of $135 million and $154 million as of December 31, 2001 and 2000, respectively. In addition, the Company recorded a deferred tax asset associated with the exercise of employee stock options of $204 million and $189 million in 2001 and 2000, respectively.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTE 9:  STOCKHOLDERS' EQUITY

     Common stock ($0.01 par value). In connection with the Merger, shares outstanding have been adjusted to reflect the conversion rate of 1.72932 Qwest shares for every U S WEST share.

     Preferred stock. Under the Company's charter, the Board of Directors has the authority, without shareholder approval, to (1) create one or more classes or series within a class of preferred stock, (2) issue shares of preferred stock in such class or series up to the maximum number of shares of the relevant class or series of preferred stock authorized, and (3) determine the preferences, rights, privileges and restrictions of any such class or series, including the dividend rights, voting rights, the rights and terms of redemption, the rights and terms of conversion, liquidation preferences, the number of shares constituting any such class or series and the designation of such class or series. One of the effects of authorized but unissued and unreserved shares of capital stock may be to render more difficult or discourage an attempt by a potential acquirer to obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of the Company's management. The issuance of such shares of capital stock may have the effect of delaying, deferring or preventing a change in control of the Company without any further action by the shareholders of the Company. The Company has no present intention to adopt a shareholder rights plan, but could do so without shareholder approval at any future time.

     As of December 31, 2001, there were no shares of preferred stock issued and outstanding.

     Treasury stock. In January of 2001, Qwest repurchased 22.22 million shares of its common stock from BellSouth Corporation ("BellSouth") for $1.0 billion in cash. The repurchased shares were available to satisfy the Company's obligations under its employee benefits and options programs at December 31, 2001. As part of the transaction, BellSouth committed to acquire $250 million in services from the Company over a five-year period. The agreement provides that BellSouth will make payment for the services in cash and/or Qwest common stock. The number of shares tendered was based upon values contained in the agreement. During 2001, Qwest provided services to BellSouth valued at $92 million. BellSouth paid for these services by remitting cash throughout the year of $18 million and, on December 10, 2001, tendering 1.2 million shares of Qwest common stock. The value of the tendered shares at December 10, 2001 of $15 million was recorded in treasury stock. The $43 million difference between (i) the value of the shares at December 10, 2001 of $15 million and (ii) the value assigned to the shares under the agreement of $58 million, was recorded as a reduction to additional paid-in capital. The unpaid balance of $16 million was recorded in the Company's accounts receivable. See Note 15 for subsequent events.

     Rabbi trusts established for two of the Company's deferred compensation plans include investments in the Company's stock. These 504,000 shares with a cost of $26 million at December 31, 2001, were accounted for as treasury stock.

     Dividends. The Company declared dividends of $0.05, $0.31 and $1.36 per share of common stock during 2001, 2000 and 1999, respectively.

     Stock options. Prior to the Merger, U S WEST adopted stock plans under which the Company could grant awards in the form of stock options, stock appreciation rights, restricted stock and phantom units, as well as substitute stock options and restricted stock awards. In connection with the Merger, all outstanding options prior to the Merger announcement vested. Options granted after that date and prior to June 30, 2000 continue to vest according to the vesting requirements in the plan.

     On June 23, 1997, Qwest adopted the Equity Incentive Plan, which was amended and restated on June 1, 1998. This plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants. The maximum number of shares of common stock that may be issued under the Equity Incentive Plan at any time pursuant to awards is equal to 10% of the aggregate number of common shares issued and outstanding. Issued and outstanding shares are determined as

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

of the close of trading on the New York Stock Exchange on the preceding trading day. As of December 31, 2001, the maximum number of options available for grant was 166 million with 104 million options outstanding and 62 million options available for grant. Approximately 104 million shares of common stock were reserved for issuance at December 31, 2001.

     The sub-committee of the Compensation Committee of the Board of Directors determines the exercise price for each option. However, stock options must have an exercise price that is at least equal to the fair market value of the common stock on the date the stock option is granted, subject to certain restrictions. Stock option awards generally vest in equal increments over the vesting period of the granted option (either a four-or five-year period), and awards granted under the Equity Incentive Plan will immediately vest upon any change in control of the Company, as defined, unless provided otherwise by the Compensation Committee at the time of grant. Options granted in 2001, 2000 and 1999 have terms ranging from six to ten years.

     On October 31, 2001, the Company announced a voluntary stock option exchange offer. Under the terms of the offer and subject to certain restrictions, Qwest employees could exchange all or a portion of their stock options with an exercise price of $35 or more. The offer was available only to Qwest full-time, non-union employees (excluding 15 senior executives), for options granted by Qwest or U S WEST. Options surrendered by an employee were cancelled and new options will be issued no earlier than six months and one day after the termination of the option exchange offer on a share-for-share basis. The exercise price on the new options will equal the closing market price on the day the new options are granted. The options will vest ratably over a four-year period commencing on the new option grant date. At the expiration of the exchange offer, 10,748 employees had exchanged stock options for approximately 29 million shares.

     Summarized below is the activity of the U S WEST plan prior to the Merger, pre-Merger Qwest (acquired entity for accounting purposes) plan prior to the Merger and the combined Qwest plan subsequent to the Merger:

                                               U S WEST PLAN                QWEST EQUITY INCENTIVE PLAN
                                     ---------------------------------   ---------------------------------
                                       NUMBER OF                           NUMBER OF
                                         SHARES       WEIGHTED AVERAGE       SHARES       WEIGHTED AVERAGE
                                     (IN THOUSANDS)    EXERCISE PRICE    (IN THOUSANDS)    EXERCISE PRICE
                                     --------------   ----------------   --------------   ----------------
Outstanding December 31, 1998......      41,551            $22.23             60,302           $12.02
  Granted..........................      21,736             31.20             35,262            31.69
  Exercised........................      (5,205)            18.62            (13,827)            9.68
  Canceled or expired..............      (2,056)            23.38            (12,826)           17.12
                                         ------            ------           --------           ------
Outstanding December 31, 1999......      56,026             25.52             68,911            21.48
  Granted..........................      10,830             41.20             41,698            45.52
  Exercised........................      (7,586)            18.80            (20,834)           16.21
  Canceled or expired..............      (6,822)            36.27            (12,145)           34.65
                                         ------            ------
U S WEST options converted upon
  Merger...........................      52,448            $29.64             52,448            29.64
                                         ======            ======           --------           ------
Outstanding December 31, 2000......                                          130,078            32.19
  Granted..........................                                           38,477            24.83
  Exercised........................                                          (14,102)           20.36
  Tendered for cancellation........                                          (29,040)           43.52
  Canceled or expired..............                                          (21,362)           37.01
                                                                            --------           ------
Outstanding December 31, 2001......                                          104,051           $27.19
                                                                            ========           ======

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Options to purchase 53.9 million, 52.7 million and 22.7 million shares of Qwest common stock at weighted average exercise prices of $26.55, $24.33 and $19.94 were exercisable at December 31, 2001, 2000 and 1999, respectively.

     The outstanding options at December 31, 2001 have the following characteristics (shares in thousands):

                                       OUTSTANDING OPTIONS
                           -------------------------------------------       EXERCISEABLE OPTIONS
                                           WEIGHTED                      -----------------------------
                                           AVERAGE         WEIGHTED                        WEIGHTED
                             NUMBER       REMAINING        AVERAGE          NUMBER         AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   EXERCISEABLE   EXERCISE PRICE
------------------------   -----------   ------------   --------------   ------------   --------------
$0.01 - $19.00..........      31,010         6.92           $14.12          13,066          $11.55
$19.01 - $29.00.........      24,427         6.80            25.59          15,005           24.56
$29.01 - $35.00.........      25,013         7.01            31.44          13,769           30.74
$35.01 - $42.00.........      16,771         6.83            39.15          10,197           39.28
$42.01 - $49.00.........       5,750         7.69            46.67           1,484           46.65
$49.01 - $60.00.........       1,080         6.45            50.87             362           50.75
                             -------         ----           ------          ------          ------
  Total.................     104,051         6.94           $27.19          53,883          $26.55
                             =======         ====           ======          ======          ======

     Had the Company accounted for employee stock option grants under the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the pro forma results would have been as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2001        2000        1999
                                                            ----------   ---------   ---------
                                                             (DOLLARS IN MILLIONS, EXCEPT PER
                                                                      SHARE AMOUNTS)
Net (loss) income:
  As reported.............................................   $(4,023)     $  (81)     $1,342
  Pro forma...............................................    (4,282)       (167)      1,293
(Loss) earnings per share:
  As reported -- basic....................................     (2.42)      (0.06)       1.54
  As reported -- diluted..................................     (2.42)      (0.06)       1.52
  Pro forma -- basic......................................     (2.58)      (0.13)       1.48
  Pro forma -- diluted....................................     (2.58)      (0.13)       1.47

     Following are the weighted average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of options granted during 2001, 2000 and 1999:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Risk-free interest rate....................................     4.2%     6.0%     5.6%
Expected dividend yield....................................     0.1%     1.0%      --
Expected option life (years)...............................     5.5      4.7      4.0
Expected stock price volatility............................    64.0%    52.6%    57.0%
Weighted average grant date fair value.....................  $15.58   $23.03   $27.87

     Restricted stock. In 2001, 2000 and 1999, the Company granted 650,000 shares, 447,321 shares and 952,248 shares of restricted stock under the Equity Incentive Plan with weighted-average grant date fair values of $16.81, $46.60 and $32.03 per share, respectively. Compensation expense of $4 million, $15 million and $11 million was recognized for restricted stock grants in 2001, 2000 and 1999, respectively.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Employee stock purchase plan. In October 1998, pre-Merger Qwest (the acquired entity for accounting purposes) instituted an Employee Stock Purchase Plan ("ESPP"). The Company is authorized to issue approximately 7.0 million shares of Qwest common stock to eligible employees. Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase Qwest common stock at a price of 85% of the fair market value of the Qwest common stock on the last trading day of the month in which the Qwest common stock is purchased. Shares purchased prior to the Merger were 253,766 in 2000 and 443,242 in 1999. Shares purchased subsequent to the merger were 1,951,756 in 2001 and 349,868 in 2000.

     Growth share plan. Pre-Merger Qwest (the acquired entity for accounting purposes) had a Growth Share Plan for certain of its employees and directors. A "Growth Share" was a unit of value based on the increase in value of Qwest over a specified measurement period. Upon vesting, settlement of each Growth Share was made in Qwest common stock. All Growth Share grants were made based on a beginning Qwest value that was greater than or equal to the fair value of Qwest at the grant date.

     Prior to the Merger, Qwest recognized approximately $3.5 million and $6 million of expense for the Growth Share Plan in 2000 and 1999, respectively. Subsequent to the Merger, the Company recognized $3.5 million of expense in 2000 and $12 million of expense in 2001 related to the Growth Share Plan.

     The following table summarizes the activity of the number of shares of Qwest common stock allocated for the settlement of outstanding Growth Shares:

                                                               NUMBER OF SHARES
                                                               ----------------
December 31, 1998 outstanding balance.......................        559,954
  1999 settlements..........................................        (37,516)
                                                                   --------
December 31, 1999 outstanding balance.......................        522,438
  2000 settlements..........................................       (165,715)
                                                                   --------
December 31, 2000 outstanding balance.......................        356,723
  2001 settlements..........................................       (356,723)
                                                                   --------
December 31, 2001 outstanding balance.......................             --
                                                                   ========

     Due to the change in control as a result of the Merger, all Growth Shares were vested at December 31, 2000 and approximately $29 million was included in other long-term liabilities related to outstanding Growth Shares. In the first quarter of 2001, the Company issued approximately 357,000 shares of Qwest common stock in settlement of all remaining vested Growth Shares.

NOTE 10:  OPTICAL CAPACITY ASSET SALES AND PURCHASES

     The Company sold optical capacity assets on its network to other telecommunications services providers in the form of either sales of dark fiber strands or sales of specific channels on Qwest's "lit" network. These arrangements are typically structured as indefeasible rights of use, or IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified period of time, usually 20 years or more. Revenues from sales of either type that meet the criteria of a sales-type lease were recognized at the time of delivery to and acceptance by the customer. During the years ended December 31, 2001 and 2000, the Company recognized revenue of $1.013 billion and $468 million, respectively, related to optical capacity asset sales. Total future cash payments to be received by the Company under these agreements are $212 million in 2002 and $40 million in 2003.

     The Company also entered into agreements to purchase optical capacity assets and network facilities from other telecommunications services providers. These purchases allow the Company to expand its fiber

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

optic network both domestically and internationally. Property, plant and equipment increased by approximately $988 million and $354 million during the years ended December 31, 2001 and 2000, respectively, due to these purchases. In some cases, Qwest enters into two transactions that occur at the same time: one to sell IRUs to companies and a second to acquire optical capacity from such companies. These arrangements are referred to as "contemporaneous transactions." Although cash is generally exchanged in contemporaneous transactions and the Company believes they are separate legally enforceable transactions, the Company has also applied APB Opinion No. 29 and EITF Issue No. 01-02. Accordingly, exchanges of optical capacity held for sale in the ordinary course of business for capacity to be used in Qwest's operations are recorded at fair value if the criteria in these standards are met. Otherwise, these exchanges are recorded at the lower of historical cost or fair value.

     A summary of the above transactions follows:

                                                                          AVERAGE GROSS
                                                       REVENUES             MARGIN %
                                                    ---------------       -------------
                                                      2001     2000       2001     2000
                                                    --------   ----       ----     ----
                                                    (DOLLARS IN MILLIONS)
Capacity sales treated as non-contemporaneous.....   $  329    $199        57%      49%
Capacity sales treated as contemporaneous.........      684     269        43%      50%
                                                     ------    ----
Total.............................................   $1,013    $468        48%      50%
                                                     ======    ====

                                                         CASH RECEIVED      CASH PAID FOR
                                                         FROM OPTICAL         PURCHASED
                                                        CAPACITY ASSET    OPTICAL CAPACITY
                                                             SALES             ASSETS
                                                        ---------------   -----------------
                                                         2001     2000      2001      2000
                                                        -------   -----   --------   ------
                                                               (DOLLARS IN MILLIONS)
Capacity transactions treated as
  non-contemporaneous.................................  $  414    $117     $  215     $132
Capacity transactions treated as contemporaneous......     969     137        863      133
                                                        ------    ----     ------     ----
Total.................................................  $1,383    $254     $1,078     $265
                                                        ======    ====     ======     ====

     Cash received from optical capacity sales is included in cash provided by operating activities. Cash expended for the purchase of optical capacity assets is included in investing activities.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     Minimum usage requirements and other commitments. Qwest has agreements with IXCs and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company also has certain agreements with third party vendors that require payments that are unconditional. The minimum usage contracts primarily relate to IP and data services such as dial-up Internet access, dedicated Internet access, voice over IP services, traditional private lines, local access and asynchronous transfer mode services. Qwest believes it will meet substantially all minimum usage commitments. In the unlikely event that requirements have not been met, Qwest will record the appropriate charges. The Company has reflected in its financial statements the financial impact of all current, unmet minimum usage requirements.

     The Company has entered into unconditional purchase obligations to obtain facilities management services from other telecommunications services companies. Qwest is an authorized distributor for certain equipment manufacturers and routinely sells such equipment to unrelated parties. During 2001, the Company sold equipment to other telecommunications companies and contemporaneously entered into unconditional

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

commitments to obtain facilities management services from these companies. The equipment sold to those companies will not be used exclusively to provide services to Qwest and these companies may use alternative equipment or means to provide the required facilities management services to the Company. Revenues recognized from these equipment sales were $148 million during 2001 and none during 2000. The profit from all these 2001 equipment sales was deferred because there was no practical manner to separate the equipment sale and facilities management services contracts. The deferred profit will be amortized over the terms of the service agreements of approximately 4 to 5 years. Specifically, under these facilities management services obligations, the Company's minimum future cash obligations are approximately $1.3 billion.

     At December 31, 2001, the total amount of future cash commitments to be paid over the next five years under minimum usage and unconditional purchase requirement agreements is approximately $3.0 billion.

     Letters of credit. The Company maintains letter of credit arrangements with various financial institutions for up to $77 million. At December 31, 2001, the amount of letters of credit outstanding was $49 million.

     KPNQwest. As of December 31, 2001, Qwest had a remaining unconditional purchase obligation to purchase up to E81 million (or $72 million based on a conversion rate at December 31, 2001) worth of network capacity from KPNQwest through 2002. Qwest has no further obligation to fund KPNQwest.

  CONTINGENCIES

     Litigation. In April 1999, CSX Transportation, Inc. ("CSXT") filed a complaint in federal district court in Jacksonville, Florida against Qwest seeking damages for an alleged breach of a 1995 contract. CSXT's complaint principally involves claims for alleged breaches of an agreement that granted Qwest the right to install conduit for a fiber optic network along CSXT's rights-of-way. The Company has asserted counterclaims against CSXT alleging that CSXT fraudulently induced a 1999 settlement agreement regarding defense and indemnity obligations between the parties, and alleging that CSXT breached the 1995 agreement. Trial is scheduled to commence in May 2002.

     In January 2001, an amended purported class action complaint was filed in Denver District Court against Qwest and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that Qwest has a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In June 2000, the court denied the plaintiffs' motion for a temporary restraining order attempting to prevent the closing of the Merger. In October 2001, Qwest's motion to dismiss the complaint was denied in part. The court deferred ruling on the remainder of the motion pending discovery.

     On July 23, 2001, Qwest filed a demand for arbitration against Citizens alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges dated as of June 16, 1999, between Citizens and U S WEST Communications, Inc., with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens failed to close the exchange sales in violation of the terms of the purchase agreements. Citizens, in turn, filed a demand for arbitration alleging counter claims against Qwest in connection with the sale of those same exchanges, as well as exchanges located in North Dakota that Qwest did sell to Citizens. In the arbitration, Qwest seeks a determination that Citizens breached the agreements and, as a result, Qwest is entitled to draw down on a series of letters of credit Citizens provided in connection with the transactions and other damages. Citizens seeks a determination that Qwest breached the agreements and, as a result, Citizens is entitled to damages. This arbitration is still at a preliminary stage.

     In August 2001, Qwest filed a complaint in state court in Colorado and an arbitration demand against Touch America, Inc. ("Touch America"). In response, also in August 2001, Touch America filed a complaint against Qwest in federal district court in Montana and removed Qwest's state court complaint to federal

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

district court in Colorado. Touch America has also filed answers and counterclaims in the arbitration and the Colorado lawsuit. Touch America's complaint in Montana was dismissed on November 5, 2001, and Touch America's motion for reconsideration was denied on December 17, 2001. The disputes between Qwest and Touch America relate to various billing, reimbursement and other commercial disputes arising under agreements entered into for the sale of Qwest's interLATA (local access and transport area) business in its local service area to Touch America on June 30, 2000. Touch America also asserts that Qwest has violated state and federal antitrust laws, the Telecommunications Act of 1996 (the "Act") and Qwest's Federal Communications Commission tariff. Each party seeks damages against the other for amounts billed and unpaid and for other disputes. Discovery has begun in the arbitration, and the parties have tentatively scheduled the arbitration hearing for September 23, 2002. The court case is in a preliminary stage, discovery has not begun and no trial date has been set. Touch America also asserts that we violated the Act (including claims relating to Qwest's sale of IRUs violating the Act) and its tariffs, and has filed related complaints at the FCC.

     From July 27, 2001 to October 1, 2001, seven purported class action complaints were filed in federal district court in Colorado against Qwest, its Chairman and Chief Executive Officer, Joseph P. Nacchio, and its Chief Financial Officer, Robin R. Szeliga on behalf of purchasers of Qwest's publicly traded stock between March 22, 2001 and July 23, 2001. One of the seven complaints has been voluntarily dismissed. The remaining six complaints, which have been consolidated, allege, among other things, that Qwest, Mr. Nacchio and Ms. Szeliga made material false statements regarding the results of operations for the quarter ended March 31, 2001 in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") and that, during the above period, the individual defendants sold shares of Qwest's common stock. On December 3, 2001, a Consolidated Amended Class Action Complaint ("Consolidated Complaint") was filed in federal district court in Colorado against Qwest, Joseph P. Nacchio, Robin R. Szeliga, and several other former and present officers and/or directors of the Company on behalf of purchasers of Qwest's publicly traded stock between October 24, 2000 and October 30, 2001. This Consolidated Complaint supersedes the six purported class action complaints filed between July 27, 2001 and October 1, 2001. The Consolidated Complaint alleges, among other things, that during the class period, Qwest and certain of the individual defendants made material false statements regarding the results of operations in violation of sections 10(b) and 20(a) of the Exchange Act and that during the class period, the individual defendants sold shares of Qwest's common stock in violation of section 20A of the Exchange Act. The Consolidated Complaint alleges that Qwest's financial results during the class period and statements regarding those results were false and misleading due to the alleged
(i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability, and (iv) misstatement of certain assets and liabilities. The Consolidated Complaint seeks unspecified compensatory damages and other relief. On January 15, 2002, Qwest and the individual defendants filed a motion to dismiss, which is pending before the court.

     On October 22, 2001, a derivative lawsuit was filed in federal district court in Colorado, naming as defendants each of the members of the Qwest Board of Directors, and naming Qwest as a nominal defendant. The derivative complaint is based upon the allegations made in the class actions described in the preceding paragraph, and alleges that the Board members intentionally or negligently breached their fiduciary duties to Qwest by failing to oversee implementation of securities laws that prohibit insider trading. The derivative complaint also alleges that the Board members breached their fiduciary duties to Qwest by causing or permitting Qwest to commit alleged securities violations, thus (i) causing Qwest to be sued for such violations, and (ii) subjecting Qwest to adverse publicity, increasing Qwest's cost of raising capital and impairing earnings. The derivative complaint further alleges that certain directors sold shares between April 26, 2001 and May 15, 2001 using non-public company information. In December 2001, the derivative lawsuit was stayed, pending resolution of the Consolidated Complaint. See Note 15 for subsequent events.

     From time to time the Company receives complaints and becomes subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming"

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

(the practice of charging a consumer for goods or services that the consumer has not authorized or ordered), and other matters. In December 2001, an administrative law judge recommended to the California Public Utilities Commission that Qwest be assessed a $38 million penalty for alleged slamming and cramming violations. That recommendation was appealed by Qwest to the full California Public Utilities Commission on January 4, 2002 and the Company is awaiting the decision on appeal. The Company has received other complaints regarding slamming and cramming, both in and outside its local service area, and may become subject to other investigations in the future. Such complaints or investigations have resulted or could result in further legal action and the imposition of fines and other penalties or damage awards. Although such complaints and actions are not anticipated to have a material adverse effect on the Company, they could indirectly impact the timing of the Company's Section 271 approval to sell long-distance services in the Company's local service area.

     Through December 2001, several purported class actions have been filed in various courts against Qwest on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. The complaints challenge Qwest's right to install its fiber optic cable network in railroad rights-of-way and in California, Colorado, Illinois, South Carolina and Texas, also challenge the Company's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges Qwest's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit the Company to install its fiber optic cable network on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which the Company's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which Qwest's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

     Qwest has also been named as a defendant in various other litigation matters. The Company intends to vigorously defend these outstanding claims and the outstanding claims specifically described above.

     Intellectual property. Qwest frequently receives offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. Qwest also regularly is the subject of allegations that its products or services infringe upon various intellectual property rights, and receives demands that it discontinue the alleged infringement. The Company normally investigates such offers and allegations and responds appropriately, including defending itself vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights, damages or royalties, this would not have a material adverse effect on Qwest.

     Regulatory matters. Qwest has pending regulatory actions in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to Qwest's business.

     The Company has provided for certain of the above matters in its consolidated financial statements as of December 31, 2001. Although the ultimate resolution of these claims is uncertain, Qwest does not expect any material adverse impacts as a result of the resolution of these matters.

NOTE 12:  SEGMENT INFORMATION

     Qwest operates in four segments: retail services, wholesale services, network services and directory services. The retail services segment provides local telephone and data services, long-distance voice and data

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

services and wireless services. The wholesale services segment provides exchange access services that connect customers to the facilities of IXCs and interconnection to the Qwest telecommunications network to CLECs. The network services segment provides access to the Qwest telecommunications network, including Qwest's information technologies, primarily to the Company's retail services and wholesale services segments. The directory services segment publishes White and Yellow Pages telephone directories and provide Internet-based directory services and database marketing services. Qwest provides its services to residential and business customers both inside and outside its local service area.

     Following is a breakout of the Company's segments. The accounting principles used are the same as those used in the consolidated financial statements. The "other" category includes unallocated corporate expenses and revenues. Qwest internally tracks, separately, only the assets of its Directory Services segment with all remaining assets included as a reconciling item. The "Reconciling Items" category also includes other adjustments. The 1999 amounts have not been restated to conform with the 2001 and 2000 presentation because the information was not available as a result of systems changes that occurred after the Merger.

                                                                  TOTAL
                                                              COMMUNICATIONS
                             RETAIL    WHOLESALE   NETWORK     AND RELATED     DIRECTORY             RECONCILING   CONSOLIDATED
                            SERVICES   SERVICES    SERVICES      SERVICES      SERVICES     OTHER       ITEMS         TOTAL
                            --------   ---------   --------   --------------   ---------   -------   -----------   ------------
                                                                   (DOLLARS IN MILLIONS)
2001
External revenues.........  $14,941     $3,003     $   110       $18,054        $1,604     $    37     $    --       $19,695
Adjusted EBITDA(1)........   11,435      2,478      (6,804)        7,109         1,071        (827)         --         7,353
Assets....................       --         --          --            --         1,875          --      71,906        73,781
Capital Expenditures......      859          7       7,458         8,324             2         217          --         8,543
2000
External revenues.........   11,837      3,083         132        15,052         1,530          28          --        16,610
Adjusted EBITDA(1)........    9,205      2,682      (4,569)        7,318           959      (1,360)         --         6,917
Assets....................       --         --          --            --         1,392          --      72,109        73,501
Capital Expenditures......    1,033        103       5,207         6,343            41         213          --         6,597
1999
External revenues.........    9,022      2,871         242        12,135         1,436          --        (389)       13,182
Adjusted EBITDA(1)........    6,111      2,157      (2,793)        5,475           741        (512)         --         5,704
Assets....................       --         --          --            --           819          --      22,453        23,272
Capital Expenditures......      587        111       3,199         3,897            48          (1)         --         3,944

---------------

(1) Adjusted EBITDA does not include non-recurring and non-operating items, which for the relevant periods includes restructuring charges, Merger-related and other charges, asset write-offs and impairments, gains/losses on the sale of investments and fixed assets, gains/losses on sales of rural exchanges, changes in the market values of investments, certain legal charges, Separation charges and certain regulatory rate refunds. The Company uses adjusted EBITDA as a measure of its operating performance. The Company believes that adjusted EBITDA is important to investors in the Company's debt and equity securities and to analysts that cover these securities because it is one measure of the income generated that is available to service debt. Adjusted EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to cash flows as a source of liquidity. Moreover, the items excluded from the calculation of adjusted EBITDA are significant components in understanding and assessing the Company's financial performance. Qwest's definition of adjusted EBITDA is not necessarily comparable with EBITDA or adjusted EBITDA as used by other companies or with similar concepts used in Qwest's debt instruments. Adjusted EBITDA is reported as a complement to the financial results in accordance with GAAP and is presented to provide investors additional information concerning the Company's operations.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     A reconciliation from Segment adjusted EBITDA to pre-tax income follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001      2000     1999
                                                            -------   ------   ------
                                                              (DOLLARS IN MILLIONS)
Segment adjusted EBITDA...................................  $ 7,353   $6,917   $5,704
Less:
Depreciation and amortization.............................    5,335    3,342    2,367
Restructuring, Merger-related and other charges...........    1,198    1,752       --
Other expense -- net......................................    4,778    1,697    1,435
                                                            -------   ------   ------
(Loss) income before income taxes, extraordinary item and
  cumulative effect of change in accounting principle.....  $(3,958)  $  126   $1,902
                                                            =======   ======   ======

     Beginning in 2002, the Company expects to change its segment reporting to reflect the way Qwest intends to manage its operations in 2002. The new segments will be: (1) business services, (2) consumer services, (3) wholesale services,
(4) directory services and (5) network services. The business services segment provides IP, data, voice and wireless products and services to retail and small business customers. The consumer services segment provides IP, data, voice and wireless products and services to the consumer market. The wholesale services segment provides exchange access services that connect customers to the facilities of IXCs and interconnection to the Qwest telecommunications network to CLECs as well as IP, data, voice and wireless products and services to wholesale customers. The network and directory services segments will remain the same as under the previous segment reporting.

NOTE 13:  RESTRUCTURING

     During the fourth quarter of 2001, the Company approved a plan to further reduce current employee levels, consolidate and sublease facilities and abandon certain capital projects, terminate certain operating leases and recognize certain asset impairments. The Company recorded a restructuring charge of $749 million to cover the costs associated with these actions. The restructuring charge is comprised of the following:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 2001
                                                               ---------------------
                                                               (DOLLARS IN MILLIONS)
Severance and employee-related charges......................           $332
CyberCenter sublease losses and leasehold write-offs........            165
Contractual settlements and legal contingencies.............            129
Other charges...............................................            123
                                                                       ----
  Total restructuring charge................................           $749
                                                                       ====

     In order to streamline the business and consolidate operations to meet lower customer demand resulting from the current economic conditions, the Company identified a net reduction of 11,000 employees and contractors in various functional areas, in addition to previous reductions in connection with the Merger. The severance charge of $332 million relates to involuntary separation costs for approximately 10,000 employees. The Company expects the remainder of the reduction to be achieved through attrition. As of December 31, 2001, over 4,000 employees had been involuntarily separated by the Company and cash severance payments totaling $32 million had been made relating to these separations. The Company expects the remaining employee separations to be completed by June 30, 2002.

     The Company operates 16 Web hosting centers ("CyberCenters") across the country that are subject to various operating leases. Qwest also has several CyberCenters currently under construction that would require

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

additional capital outlays before they are functional. Finally, the Company has some CyberCenter facilities under lease where no construction work has begun. As a result of the slowing economy and current excess capacity for Web hosting services, the Company has suspended its plans to build CyberCenters where construction had not begun and has halted further construction on those currently under construction. The Company expects to sublease the majority of the non-operational CyberCenters within the next 12 months at rates less than Qwest's lease rates for the facilities. The Company recorded a charge of $112 million for expected sublease losses. In addition, the Company wrote off $53 million of leasehold improvements at CyberCenters that were partially complete.

     The Company occupies administrative and network operations buildings under operating leases with varying terms. Due to the reduction in employees and consolidation of operations, the Company expects to terminate 40 operating lease agreements across the country within the next 12 months. The Company recorded a charge of $129 million related to the termination of these operating lease agreements.

     Other restructuring charges primarily includes asset impairments. Asset impairment charges of $51 million relate mainly to the assets of two development projects. Because both projects were incomplete and abandoned, the fair value of such assets was determined to be zero. These assets were operated by the Company's network services segment and represented certain equipment and other assets. The Company also reviewed all internal software projects in process and determined that certain projects with a carrying value of $68 million would no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. The abandoned projects included various billing and other system enhancements.

     A summary of the liabilities recorded from these restructuring costs at December 31, 2001, is as follows:

                                            JANUARY 1,                             DECEMBER 31,
                                               2001        2001         2001           2001
                                             BALANCE     PROVISION   UTILIZATION     BALANCE
                                            ----------   ---------   -----------   ------------
                                                           (DOLLARS IN MILLIONS)
Severance and employee-related charges....    $  --        $332         $ 32           $300
CyberCenter sublease losses and leasehold
  write-offs..............................       --         165           55            110
Contractual settlements and legal
  contingencies...........................       --         129            2            127
Other charges.............................       --           4           --              4
                                              -----        ----         ----           ----
Total accrued costs.......................       --         630           89            541
Asset impairments.........................       --         119          119             --
                                              -----        ----         ----           ----
  Total restructuring charge..............    $  --        $749         $208           $541
                                              =====        ====         ====           ====

NOTE 14:  RELATED-PARTY TRANSACTIONS

     During 2001 and 2000, Qwest entered into several transactions in the normal course of business with KPNQwest for the purchase and sale of optical capacity assets and the provisioning of services such as private line, Web hosting, Internet protocol transit and dedicated Internet access. The Company made purchases from KPNQwest of approximately $213 million and $70 million in 2001 and 2000, respectively. Qwest sold products and services to KPNQwest in the amount of $18 million and $26 million in 2001 and 2000, respectively. At December 31, 2001 and 2000, Qwest had a receivable from KPNQwest for these products and services of $8 million and $7 million, respectively. Pricing for these services was based on what the Company believed to be fair market value at the time the transactions were consummated. The sales to Qwest were in accordance with the distribution agreement Qwest has with KPNQwest, whereby Qwest is, in certain circumstances, the exclusive distributor of certain of KPNQwest's services in North America. Qwest owns approximately 47.5% of the outstanding shares of KPNQwest's common stock. As of December 31, 2001,

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

Qwest had a remaining unconditional purchase obligation to purchase up to E81 million (or $72 million based on a conversion rate at December 31, 2001) worth of network capacity from KPNQwest through 2002. Qwest has no further obligation to fund KPNQwest.

     In October 1999, Qwest and ADMI, an affiliate of Anschutz Company, formed a joint venture called QDM that provided advanced digital production, post-production and transmission facilities, digital media storage and distribution services, telephony-based data storage and enhanced services, access and routing services. Qwest contributed approximately $84.8 million in the form of a promissory note payable over nine years at an annual interest rate of 6%. At inception, Qwest and ADMI each owned a 50% equity and voting interest in the joint venture. In June 2000, Qwest acquired an additional 25% interest in QDM directly from ADMI. Qwest paid approximately $48.2 million for the interest; approximately $4.8 million was paid in cash at closing and the remaining $43.4 million was paid with approximately $1.8 million in interest, on January 2, 2001. Following this transaction, Qwest owned a 75% economic interest and 50% voting interest in QDM and ADMI owned a 25% economic interest and a 50% voting interest.

     In October 1999, Qwest also agreed to purchase certain telephony-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of approximately $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008.

     In October 1999, Qwest entered into a long-term Master Services Agreement (the "MSA") with QDM under which QDM agreed to purchase approximately $119 million of telecommunication services through October 2008 and Qwest agreed to extend credit to QDM for the purpose of making payments for the telecommunication services. Each October, QDM would be required to pay Qwest an amount equal to the difference between certain specified annual commitment levels and the amount of services actually purchased under the MSA at that time. In October 2001, Qwest agreed to release QDM from its obligation to acquire telecommunications services from Qwest in exchange for QDM forgiving Qwest's $84.8 million promissory note (after giving effect to a payment by Qwest of $2.5 million in accrued interest and $1.3 million in principal on the note). Prior to termination of the MSA, Qwest advanced QDM the amount QDM owed for accrued telecommunications services of $3.8 million and QDM applied the advance to pay Qwest the amount owing for the services, including interest on amounts past due. Concurrently with terminating the MSA, QDM repaid the $3.8 million advance under the MSA.

     During 2001, Qwest recorded a charge of $15 million that represented its share of an impairment charge recorded by QDM. In December 2001, Qwest management made a decision to discontinue funding QDM, resulting in a charge of $18 million. In February 2002, a determination was made to discontinue the QDM business.

NOTE 15:  SUBSEQUENT EVENTS

  BELLSOUTH STOCK TRANSACTIONS

     Qwest entered into an agreement with BellSouth in 2001 under which BellSouth committed to acquire services from Qwest over a five-year period (the "2001 Agreement"). The 2001 Agreement provided that BellSouth may make payment for the services in Qwest common stock based upon values contained in the agreement. During the first quarter 2002, the Company received approximately 278,000 shares of Qwest common stock valued at $13 million from BellSouth in partial satisfaction of the outstanding $16 million accounts receivable outstanding at December 31, 2001. In addition, in accordance with the 2001 agreement, Qwest used $12 million of the $18 million in cash paid by BellSouth affiliates for services in 2001 to purchase approximately 253,000 shares of Qwest common stock at the value assigned to the shares under the 2001 Agreement. The 2001 Agreement was cancelled as of January 16, 2002, having the effect of eliminating the remaining commitment to purchase services and the ability to use Qwest common stock to pay for such

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

services. At that time, BellSouth committed to purchase from Qwest $350 million in services over four years payable in cash. In consideration for terminating the 2001 agreement, Qwest gave BellSouth a non-cash credit of $71 million that will be reflected on the balance sheet as a deposit from BellSouth. The deposit is expected to offset payments due from BellSouth as Qwest provides services to BellSouth in the future.

  BORROWINGS, COMMITMENTS AND OTHER DEBT-RELATED MATTERS

     Until February 2002, Qwest maintained commercial paper programs to finance short-term operating cash needs of the business. As of December 31, 2001, the Company had a $4.0 billion syndicated credit facility available to support its commercial paper programs. There was no balance outstanding on the syndicated credit facility at December 31, 2001. The syndicated credit facility matures on May 3, 2002. Qwest could have converted any borrowed amount into a one-year term loan that would be due in May 2003 provided Qwest was not in default under the credit facility, including compliance with all covenants. The most restrictive financial covenant in the syndicated credit facility at December 31, 2001 required the Company to maintain a debt-to-Consolidated EBITDA ratio of no more than 3.75-to-1. "Consolidated EBITDA" as defined in the credit facility is a measure of EBITDA that starts with the Company's net income and adds back certain items, primarily those of a non-cash or a non-operating nature. This syndicated credit facility contains a provision that would allow acceleration of the full amount due upon a default in payment obligations aggregating in excess of $100 million under debt obligations having an aggregate principal amount in excess of $100 million, including any of the Post-Merger public debt and Pre-Merger public debt.

     As a result of reduced demand for its commercial paper, Qwest borrowed the full amount under this facility in February 2002 and used most of the proceeds to repay commercial paper. After repaying the commercial paper, Qwest had approximately $800 million of proceeds remaining that the Company expects will be used to pay current maturities under short-term notes, long-term borrowings and capital lease obligations. At December 31, 2001, the Company had approximately $1.6 billion in short-term notes, long-term borrowings and capital lease obligations maturing over the next 12 months. As a result, Qwest's overall borrowings, net of the excess unapplied cash, remained unchanged at approximately $25.0 billion after applying the proceeds of the borrowings under the credit facility. In March 2002, Qwest amended the syndicated credit facility and currently expects to convert the balance of the facility as of May 3, 2002 into a one-year term loan that would be due May 2003. As part of the amendment, the Company (i) increased the maximum debt-to-Consolidated EBITDA ratio from 3.75-to-1 to 4.25-to-1 through the quarter ended September 30, 2002, decreasing to 4.0-to-1 beginning December 31, 2002, and (ii) agreed to use a portion of net proceeds from future sales of assets and capital market transactions, including the issuance of debt and equity securities, to prepay the bank loan until the outstanding loan is $2.0 billion or less. As a result, Qwest's overall borrowings, net of the excess unapplied cash, remained unchanged.

     The amount drawn down under the $4 billion syndicated bank facility was initially distributed between two wholly-owned subsidiaries of Qwest, Qwest Capital Funding , Inc. ("QCF") and Qwest Corporation, with $3 billion assigned to QCF and $1 billion assigned to Qwest Corporation. Following the amendment of the syndicated credit facility agreement, Qwest paid $608 million of the proceeds from Qwest Corporation's March 2002 bond offering discussed below to reduce the total amount outstanding and, as permitted under the agreement, re-distributed the amounts outstanding between QCF and Qwest Corporation. As of March 31, 2002, the syndicated credit facility had the total amount outstanding of $3.39 billion assigned to QCF and nothing assigned to Qwest Corporation.

     In March 2002, the Company paid the full amount necessary to acquire all properties subject to its synthetic lease agreements and terminated these agreements. The purchase price of all such properties was approximately $255 million. As a result of the purchase, the loan commitments totaling $382 million were terminated and the Company is no longer liable for its residual value guarantees of up to $228 million that were only applicable if the leases expired at the end of their term.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     In March 2002, Qwest Corporation issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. Approximately $608 million of the net proceeds were used to repay a portion of the Qwest Corporation borrowings under the syndicated credit facility. The remaining proceeds from the sale of the bonds will be used to repay short-term obligations and currently maturing long-term borrowings. As a result, Qwest's net debt outstanding, net of excess unapplied cash, remained substantially unchanged after applying the proceeds from the bond issuance.

     In February and March 2002, the credit ratings for Qwest and QCF were lowered one level to BBB by Fitch Ratings ("Fitch") and Standard and Poor's ("S&P") and two levels to Baa3 by Moody's Investor Service ("Moody's"). The ratings for Qwest Corporation were lowered two levels to BBB+ by Fitch, one level to BBB by S&P and two levels to Baa2 by Moody's. These ratings are investment grade. The commercial paper ratings for Qwest, Qwest Corporation and QCF were also lowered to F-3, P-3 and A-3 by Fitch, Moody's and S&P, respectively.

     During 2002, Qwest repurchased through direct exchange transactions approximately $97 million in face amount of debt issued by and guaranteed by Qwest. In exchange for the debt, Qwest issued approximately 9.9 million shares of its common stock out of treasury.

  CONTINGENCY MATTERS

     On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against Qwest with the Minnesota Public Utilities Commission alleging that Qwest, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota PUC relating to certain of its wholesale customers, and thereby allegedly discriminating against other CLECs. The complaint seeks civil penalties related to such alleged violations between $50 million and $200 million. This proceeding is at an early stage. Other states in the local service area are looking into similar matters and further proceedings may ensue in those states.

     On February 19 and February 25, 2002, two purported class action complaints were filed in federal district court in Colorado against Qwest, Joseph P. Nacchio and Robin R. Szeliga. These complaints purport to be filed on behalf of purchasers of Qwest's publicly traded stock between April 19, 2000 and February 13, 2002. The complaints allege, among other things, that during the class period, Qwest and the individual defendants made material false statements regarding the results of operations in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and that Qwest's financial results during the class period and statements regarding those results were false and misleading due to the alleged failure to disclose four transactions between Qwest and KMC Telecom Holdings, Inc. ("KMC"). The complaints seek unspecified compensatory damages and other relief. On February 27, 2002, lead plaintiffs in the consolidated securities action, which is described in Note 11 to the consolidated financial statements, moved to consolidate these complaints with the consolidated securities action.

     On March 13, 2002, a purported class action complaint was filed in federal district court in Colorado on behalf of purchasers of Qwest's publicly traded stock between April 19, 2000 and February 13, 2002. In addition to the defendants named in the actions filed on February 19, 2002 and February 25, 2002, this complaint names as defendants Afshin Mohebbi and Robert S. Woodruff. The complaint alleges generally the same facts as the two purported class actions filed on February 19 and 25, 2002, and like those actions, alleges that during the class period, Qwest and the individual defendants made material false statements regarding the results of operations in violation of sections 10(b) and 20(a) of the Exchange Act and that Qwest's financial results during the class period and statements regarding those results were false and misleading due to the alleged failure to disclose four transactions between Qwest and KMC. In addition, the complaint alleges that Qwest's financial results were misleading because of the alleged failure to disclose unspecified transactions with Calpoint LLC ("Calpoint") that were similar in nature to the transactions alleged involving KMC. The

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

complaint also alleges that Messrs. Nacchio and Woodruff and Ms. Szeliga sold shares of Qwest's common stock in violation of section 10(b) of the Exchange Act.

     In March 2002, lead plaintiffs in the consolidated securities action filed a motion for leave to file a Second Amended Consolidated Complaint that seeks to: add new claims; extend the putative class period so that it begins on April 19, 2000 and ends on February 14, 2002; and add Lewis O. Wilks, a former Qwest officer, and others as defendants. In March 2002, the defendants filed oppositions to plaintiffs' motion for leave to file a Second Amended Consolidated Complaint. The court has not ruled on the motion.

     In March 2002, three putative class action suits were filed in federal district court in Colorado on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan (the "Plan") since March 7, 1999, and name as defendants Qwest, Qwest's directors and the administrators and directors of the Plan. The suits, which are brought under the Employee Retirement Income Security Act ("ERISA") and seek restitution and other relief, allege that the defendants breached fiduciary duties to the Plan members due to the percentage of the investment of the Plan's assets in Qwest stock and purportedly failing to provide accurate information about the Company's financial condition and the risks associated with investing in Qwest's stock. No other action has taken place with respect to these suits.

     In March 2002, plaintiffs in the derivative lawsuit described in Note 11 served defendants with a first amended derivative complaint. The amended derivative complaint adds allegations relating to the disclosures of Qwest's financial results from April 2000 through February 2002.

     The Company has provided for certain of the above matters in its consolidated financial statements. Although the ultimate resolution of these claims is uncertain, Qwest does not expect any material adverse impacts as a result of the resolution of these matters.

  SEC INQUIRY

     On March 8, 2002, the Company received a request from the Denver regional office of the SEC to voluntarily participate in an informal inquiry into certain of its accounting practices. The accounting practices include accounting for contemporaneous transactions in which the Company may have sold an optical capacity asset to a counter-party at or about the same time it acquired capacity from the counter-party, sales of equipment to counter-parties from which the Company will acquire facilities management services and directory publication revenues. The Company intends to cooperate fully with the SEC inquiry.

     Contemporaneous capacity transactions. The Company enters into transactions with communication service providers under which they sell optical capacity to these providers. At or about the same time Qwest enters into these transactions, the Company may commit to acquire optical capacity from these customers.

     The agreements for the sale of the capacity are separate legal agreements that are enforceable regardless of performance under the purchase contract. It is the Company's policy that prior to recognizing revenue on these sales transactions, the Company obtains acceptance of the delivered route from the buyer and generally receives all or a significant portion (at least 25%) of the sales proceeds in cash. The Company has the ability to retain the cash received regardless of the buyer's performance under the purchase contract. As such, the Company believes these are legally enforceable, cash transactions. In addition, the Company generally applies the more restrictive requirement of APB Opinion No. 29 to these contemporaneous transactions. APB Opinion No. 29, as affirmed by EITF Issue No. 01-02, sets forth guidance that an exchange of a product or property held for sale in the ordinary course of business for a productive asset not held for sale in the ordinary course of business does not fall within the modifications to the basic principle of Opinion 29 (even if they are in the same line of business) and should be recorded at fair value. Therefore, the Company recognizes revenue for the fair value of these optical capacity asset sales, and records the fair value of the optical capacity assets acquired in property, plant and equipment.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Beginning with its IPO in 1997, Qwest has consistently disclosed that a substantial portion of its fiber optic network is being constructed for sale in the ordinary course of business. Qwest has only recognized revenue for the exchange of optical capacity held for sale in the ordinary course of business for optical capacity it will need to provide voice, data and video transportation services in the future.

     In 1999, Qwest announced that it was committed to build or acquire a worldwide network. To implement this strategy, the Company formed KPNQwest, a joint venture with KPN, to build a Pan-European network. Concurrently, Qwest began acquiring capacity from different entities to develop its Asian, South American and Latin American networks. Prior to the acquisition of this capacity, Qwest had no owned or leased capacity in these markets. The acquisition of the capacity in the above contemporaneous transactions was the implementation of this strategy. In total, Qwest acquired approximately $591 million in international capacity from these telecommunications providers in lieu of constructing similar capacity. The acquired capacity is in various stages of utilization. Certain acquired capacity that has been put into operation and utilization thus far has ranged up to one-third of the acquired capacity. Other capacity has not yet been put into operation because the Company has not yet received a telecommunications license in the target markets or because a significant customer base has not yet developed in those markets. The Company intends to put into operation all capacity acquired in these contemporaneous transactions.

     The Company also purchased $397 million of domestic dark fiber and other related equipment and services. The acquired dark fiber routes are routes that Qwest had not constructed when designing its own global fiber optic broadband network and metropolitan area network fiber rings or routes needed for restoration purposes. At the time the dark fiber was acquired, Qwest had formal and informal commitments from various significant customers to carry traffic along those acquired routes.

     APB Opinion No. 29 provides the accounting for a nonmonetary transaction should not be based on the fair values of the assets transferred unless those fair values are determinable within reasonable limits. The guidance in APB Opinion No. 29 for determining fair value includes reference to estimated realizable values in cash transactions of the same or similar assets, quoted market prices, independent appraisals, estimated fair values of assets or services received in exchange, and other available evidence. Further, if one of the parties in a nonmonetary transaction could have elected to receive cash instead of the nonmonetary asset, the amount of cash that could have been received may be evidence of the fair value of the nonmonetary assets exchanged.

     The Company believes it had an enforceable right to receive cash for the sales transaction independent of the purchase transaction and this is the best evidence of fair value. Regardless, Qwest had entered into numerous cash transactions for the same or similar optical capacity in 2000 and 2001.

     Although the Company believes the accounting criteria used is consistent with the accounting criteria specified for the sale or exchange of optical capacity, there is no certainty that the SEC will agree with the Company's application of these criteria to specific transactions. The amount of revenue and gross margin attributable to all optical capacity asset sales in 2001 and 2000 is as follows: (1) revenues of $1.013 billion, or 5.1% of total revenue, in 2001 and $468 million, or 2.8% of total revenue, in 2000 and (2) gross margin of $486 million, which is 6.6% of adjusted EBITDA in 2001, and $232 million, which is 3.4% of adjusted EBITDA in 2000. On an after-tax basis, the gross margin of all optical capacity asset sales was approximately $290 million and $140 million in 2001 and 2000, respectively. These amounts would be partially offset by the amounts that may be recognized over the lives of the agreements if these optical capacity asset sales had instead been treated as operating leases.

     Equipment sales. The Company is an authorized distributor of, and periodically sells, certain telecommunications equipment. In certain of those transactions, the Company has also contracted to acquire facilities management services from the purchaser. These services are in markets where the Company did not have owned facilities and its decision to acquire these services was based upon a buy-versus-build analysis. These

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

services were needed to build out the Company's Internet platforms and to facilitate its entry into the managed wavelength services market. The term of the facilities management agreements are generally five years.

     KMC Telecom Holdings, Inc. Qwest has sold equipment to KMC, which is an established CLEC with a diverse customer base. KMC could have procured the equipment directly from the manufacturers or from other distributors using various financing alternatives available to them. At the time of the sales, title to the equipment and substantially all risks and rewards of ownership (such as technological and economic obsolescence, physical damage and performance risk) related to the equipment passed to KMC. Subsequent to the Merger and during 2001, Qwest sold equipment to KMC for $148 million in cash.

     At or about the same times as equipment sales to KMC, Qwest entered into an unconditional commitment to purchase facilities management services from KMC. KMC is responsible for providing the services required under the facilities management agreement in whatever way it deems appropriate and has the economic risk associated with the cost of providing those services. Further, KMC must meet the service level commitments under the facilities management agreement. Conversely, the agreement does not convey to Qwest the right to use specific assets of KMC nor does it limit KMC's ability to use any of its equipment or network to serve its remaining customers. The cost of the facilities management services was comparable to similar services either acquired by Qwest from other providers or charged by Qwest to its customers. This commitment is included in unconditional purchase obligations disclosed in Note 11. Because there was no practical manner by which to separate the terms of the equipment sales and facilities management services contracts, the profit from the equipment sales was deferred. The deferred profit will be amortized ratably over the terms of the service agreements of approximately 4-5 years.

     Calpoint LLC. During 2001, Qwest contracted to sell equipment to Calpoint in exchange for total cash consideration of approximately $300 million. At the time of the transaction, Qwest was not an authorized distributor of the equipment sold to Calpoint. However, because of its buying-power, Qwest was able to obtain a significant discount from the manufacturer acting on behalf of Calpoint. Because Qwest acted as an agent rather than a principal in this transaction, the proceeds received from Calpoint in excess of the purchase price of the equipment were deferred and no revenues were recognized on the sales transaction.

     Qwest has entered into an unconditional commitment to purchase facilities management services from Calpoint. Calpoint is responsible for providing the services required under the facilities management agreement in whatever way it deems appropriate and has the economic risk associated with the cost of providing those services. The agreement does not convey to Qwest the right to use specific assets of Calpoint nor does it limit Calpoint's ability to use any of its equipment or network to serve its remaining customers. This commitment is included in unconditional purchase obligations disclosed in Note 11.

     Although there can be no assurance that the SEC will agree with the Company's application of generally accepted accounting principles, Qwest believes it has appropriately reported and disclosed these transactions with KMC and Calpoint.

     Directory publishing revenues. Effective January 1999, Dex changed its method of recognizing directory publishing revenue to the point of publication method. Under the point of publication method of accounting, revenues are recognized when the directories are published. The amount of revenue recognized upon publication of a directory depends on the service life of that directory. The lives of Qwest's directories generally vary between 11 to 13 months.

     In 2000, the Company shortened the service life of one of its directories to 11 months, resulting in the directory being published in both January and December of 2000. This resulted in the Company recording an additional $28 million of revenue in 2000 relating to this directory.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     In 2001, the Company extended to 13 months or shortened to 11 months the service lives of certain of its directories, resulting in 2001 revenues being $42 million higher than if the service lives of the directories had not been extended or shortened.

     The Company considers various factors in establishing the timing and length of its directories. These factors include financial considerations, the cost of printing the directory, timing of the sales-effort or canvas to sell advertising in the directories, expected price increases and the desire of its customers.

     Although there can be no assurance that the SEC will agree with the Company's application of generally accepted accounting principles, Qwest believes it has appropriately reported its directory revenues.

NOTE 16:  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  QUARTERLY FINANCIAL DATA
                                                          ----------------------------------------
                                                           FIRST     SECOND      THIRD     FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          -------    -------    -------    -------
                                                                   (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS)
2001
Revenues................................................  $5,051     $5,222     $4,766     $4,656
Gross margin............................................   3,255      3,372      3,069      2,888
Net income (loss) before extraordinary item and
  cumulative effect of change in accounting principle...      19     (3,306)      (142)      (529)
Net loss................................................     (46)(1) (3,306)(2)   (142)      (529)(3)
Net income (loss) per share (before extraordinary item
  and cumulative effect of change in accounting
  principle):
  Basic.................................................    0.01      (1.99)     (0.09)     (0.32)
  Diluted...............................................    0.01      (1.99)     (0.09)     (0.32)
2000
Revenues................................................  $3,377     $3,450     $4,765     $5,018
Gross margin............................................   2,512      2,620      3,207      3,348
Net income (loss) before extraordinary item and
  cumulative effect of change in accounting principle...     404       (121)      (248)      (116)
Net income (loss).......................................     404       (121)(4)   (248)(5)   (116)(6)
Net income (loss) per share (before extraordinary item
  and cumulative effect of change in accounting
  principle):
  Basic.................................................    0.46      (0.14)     (0.15)     (0.07)
  Diluted...............................................    0.45      (0.14)     (0.15)     (0.07)

---------------

(1) Includes an after-tax charge of $128 million for Merger-related and other charges.

(2) Includes a charge of $3.048 billion for an other than temporary decline in the value of KPNQwest, and an after-tax charge of $254 million for Merger-related and other charges.

(3) Includes an after-tax charge for restructuring of $459 million.

(4) Includes an after-tax a charge of $178 million for Merger-related and other charges and an after-tax charge of $390 million decline in the market value of financial instruments.

(5) Includes an after-tax charge of $628 billion for Merger-related and other charges.

(6) Includes an after-tax charge of $254 million for Merger-related and other charges and an after-tax charge of $126 million decline in the market value of financial instruments.

ITEM 8A.  KPNQWEST CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Qwest owns greater than 20% but less than 50% of KPNQwest and accounts for KPNQwest by the equity method of accounting. SEC Rule 3-09 for Regulation S-X requires Qwest to include or incorporate by reference KPNQwest's 2001 consolidated financial statements in this annual report if KPNQwest is considered a significant subsidiary according to tests included in Rule 3-09. We have determined that KPNQwest is considered a significant subsidiary according to the tests included in Rule 3-09.

     Therefore, Qwest expects to file an amendment to this Annual Report on Form 10-K to incorporate by reference the audited consolidated balance sheets of KPNQwest N.V. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for the years ended December 31, 2001 and 2000 and for the nine months ended December 31, 1999. Qwest expects to file the amendment on or before June 30, 2002, the date by which KPNQwest must file its Annual Report on Form 20-F for the year ended December 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has nothing to report under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K is incorporated by reference from and will be contained in Qwest's definitive proxy statement for its annual meeting of stockholders to be filed with the SEC on or about April 8, 2002.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

  (a) Documents filed as part of this report:

                                                              PAGE
                                                              ----
(1) Report of Independent Public Accountants................  53
Financial Statements covered by the Report of Independent
  Public Accountants:
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................  54
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................  55
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................  56
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........  57
  Notes to the Consolidated Financial Statements............  58

  (b) Reports on Form 8-K:

     Qwest filed the following reports on Form 8-K during the fourth quarter of 2001:

          (1) On October 31, 2001, Qwest filed a report on Form 8-K regarding its third quarter 2001 results of operations.

          (2) On December 14, 2001, Qwest filed a report on Form 8-K regarding financial guidance.

     (c) Exhibits required by Item 601 of Regulation S-K:

     Exhibits identified in parentheses below are on file with the Commission and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       (2.1)             Separation Agreement, dated June 5,1998, between U S WEST,
                         Inc. (renamed "MediaOne Group, Inc.") ("MediaOne Group") and
                         USW-C, Inc (renamed U S WEST, Inc.) ("U S WEST"),
                         (incorporated by reference to U S WEST's Current Report on
                         Form 8-K/A dated June 26, 1998, File No. 1-14087).
       (2.2)             Amendment to the Separation Agreement between MediaOne Group and U S WEST dated June 12, 1998 (incorporated by reference to U S WEST's Annual Report on Form 10-K/A for the year
                         ended December 31, 1998, File No. 1-14087).
       (3.1)             Amended and Restated Certificate of Incorporation of Qwest
                         (incorporated by reference to Qwest's Registration Statement on Form S-4/A, File No. 333-81149, filed September 17,
                         1999).
       (3.2)             Amended and Restated Bylaws of Qwest (incorporated by
                         reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).
       (4.1)***          Indenture, dated as of October 15, 1997, with Bankers Trust
                         Company (including form of Qwest's 9.47% Senior Discount
                         Notes due 2007 and 9.47% Series B Senior Discount Notes due
                         2007 as an exhibit thereto).
       (4.2)****         Indenture dated, as of August 28, 1997, with Bankers Trust
                         Company (including form of Qwest's 10 7/8% Series B Senior
                         Discount Notes due 2007 as an exhibit thereto).
       (4.3)****         Indenture dated as of January 29, 1998 with Bankers Trust
                         Company (including form of Qwest's 8.29% Senior Discount
                         Notes due 2008 and 8.29% Series B Senior Discount Notes due
                         2008 as an exhibit thereto).
       (4.4)             Indenture, dated as of November 4, 1998, with Bankers Trust
                         Company (including form of Qwest's 7.50% Senior Discount
                         Notes due 2008 and 7.50% Series B Senior Discount Notes due
                         2008 as an exhibit thereto) (incorporated by reference to
                         Qwest's Registration Statement on Form S-4 , File No.
                         333-71603, filed February 2, 1999).
       (4.5)             Indenture, dated as of November 27, 1998, with Bankers Trust
                         Company (including form of Qwest's 7.25% Senior Discount
                         Notes due 2008 and 7.25% Series B Senior Discount Notes due
                         2008 as an exhibit thereto) (incorporated by reference to
                         Qwest's Registration Statement on Form S-4, File No.
                         333-71603, filed February 2, 1999).
       (4.6)             Registration Agreement, dated November 27, 1998, with
                         Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                         Discount Notes due 2008 (incorporated by reference to
                         Qwest's Registration Statement on Form S-4, File No.
                         333-71603, filed February 2, 1999).
       (4.7)             Indenture, dated as of June 23, 1997, between LCI
                         International, Inc. and First Trust National Association, as
                         trustee, providing for the issuance of Senior Debt
                         Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the
                         7.25% Senior Notes due June 15, 2007 (incorporated by
                         reference to Exhibit 4(c) in LCI's Current Report on Form
                         8-K, dated June 23, 1997).
       (4.8)             Registration Rights Agreement, dated August 20, 1999,
                         between U S WEST Capital Funding, Inc., U S WEST, Inc., J.P.
                         Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner &
                         Smith Incorporated (incorporated by reference to U S WEST's
                         Form S-4 Registration Statement, File No. 333-92523, filed
                         December 10, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       (4.9)             Indenture, dated as of June 29, 1998, by and among U S WEST
                         Capital Funding, Inc., U S WEST, Inc., and The First
                         National Bank of Chicago (now known as Bank One Trust
                         Company, National Association), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated
                         November 18, 1998, File No. 1-14087).
       (4.10)            First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc.,
                         Qwest Communications International Inc., and Bank One Trust
                         Company, as Trustee (incorporated by reference to Qwest's
                         quarterly report on Form 10-Q for the quarter ended June 30,
                         2000).
       (4.11)            First Supplemental Indenture, dated as of February 16, 2001, to the Indenture dated as of January 29, 1998 with Bankers
                         Trust Company (including form of Qwest's 8.29% Senior
                         Discount Notes due 2008 and 8.29% Series B Senior Discount
                         Notes due 2008 as an exhibit thereto) (incorporated by
                         reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 2001).
       (4.12)            First Supplemental Indenture, dated as of February 16, 2001, to the Indenture dated as of October 15, 1997 with Bankers
                         Trust Company (including form of Qwest's 9.47% Senior
                         Discount Notes due 2007 and 9.47% Series B Senior Discount
                         Notes due 2007 as an exhibit thereto) (incorporated by
                         reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 2001).
       (4.13)            First Supplemental Indenture, dated as of February 16, 2001, to the Indenture dated as of August 28, 1997 with Bankers
                         Trust Company (including form of Qwest's 10 7/8% Series B
                         Senior Discount Notes due 2007 as an exhibit thereto)
                         (incorporated by reference to Qwest's quarterly report on
                         Form 10-Q for the quarter ended March 31, 2001).
      (10.1)**           Growth Share Plan, as amended, effective October 1, 1996.*
      (10.2)             Equity Incentive Plan, as amended (incorporated by reference from Exhibit A to Qwest's definitive proxy statement on
                         Schedule 14A, filed March 17, 2000).*
      (10.3)             Qwest Communications International Inc. Employee Stock
                         Purchase Plan. (incorporated by reference to Qwest's 2001
                         Proxy Statement for the Annual Meeting of Stockholders).*
      (10.4)             Qwest Communications International Inc. Deferred
                         Compensation Plan (incorporated by reference to Qwest's
                         Annual Report on Form 10-K for the year ended December 31,
                         1998).*
      (10.5)****         Equity Compensation Plan for Non-Employee Directors.*
      (10.6)             Qwest Communications International Inc., Deferred
                         Compensation Plan for Nonemployee Directors, effective as of
                         July 1, 2000 (incorporated by reference to Qwest's Annual
                         Report on Form 10-K for the year ended December 31, 2000).*
      (10.7)             Qwest Communications International Inc. 401-K Plan
                         (incorporated by reference to Qwest's Annual Report on Form
                         10-K for the year ended December 31, 1998).*
       10.8              Employment Agreement dated October 24, 2001 with Joseph P.
                         Nacchio.*
      (10.9)****         Growth Share Plan Agreement with Joseph P. Nacchio,
                         effective January 1, 1997, and Amendment thereto.*
      (10.10)****        Non-Qualified Stock Option Agreement with Joseph P. Nacchio, effective June 23, 1997.*
      (10.11)            Employment Agreement dated October 6, 1998 with Drake S.
                         Tempest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.12             Employment Agreement dated January 1, 2002 with Afshin
                         Mohebbi.*
      (10.13)            Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company
                         LLC (incorporated by reference to Qwest's Current Report on
                         Form 8-K/A, filed April 28, 1999).
      (10.14)            Common Stock Purchase Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28,
                         1999).
      (10.15)            Registration Rights Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28,
                         1999).
      (10.16)            Securities Purchase Agreement dated January 16, 2001 with
                         BellSouth Corporation (incorporated by reference to Qwest's
                         Annual Report on Form 10-K for the year ended December 31,
                         2000).
      (10.17)            Employee Matters Agreement between MediaOne Group and U S
                         WEST, dated June 5, 1998 (incorporated by reference to U S
                         WEST's Current Report on Form 8-K/A, dated June 26, 1998,
                         File No. 1-14087).
      (10.18)            Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's
                         Current Report on Form 8-K/A, dated June 26, 1998, File No.
                         1-14087).
      (10.19)            Purchase Agreement, dated July 3, 2000, among Qwest Capital
                         Funding, Inc., Qwest Communications International Inc. and
                         Salomon Smith Barney Inc. (incorporated by reference to
                         Qwest's quarterly report on Form 10-Q for the quarter ended
                         June 30, 2000).
      (10.20)            Purchase Agreement, dated August 16, 2000, among Qwest
                         Capital Funding, Inc., Qwest Communications International
                         Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc. as
                         Representatives of the several initial purchasers listed
                         therein (incorporated by reference to Qwest's quarterly
                         report on Form 10-Q for the quarter ended September 30,
                         2000).
      (10.21)            Purchase Agreement, dated February 7, 2001, among Qwest
                         Capital Funding, Inc., Qwest Communications International
                         Inc., Banc of America Securities LLC and Chase Securities
                         Inc. as Representatives of the several initial purchasers
                         listed therein (incorporated by reference to Qwest's Annual
                         Report on Form 10-K for the year ended December 31, 2000).
      (10.22)            Form of Agreement for Purchase and Sale of Telephone
                         Exchanges, dated as of June 16, 1999, between Citizens
                         Utilities Company and U S WEST Communications, Inc.
                         (incorporated by reference to U S WEST's Current Report on
                         Form 8-K, dated June 17, 1999, File No. 1-14087).
      (10.23)            364-Day $4.0 billion Credit Agreement, dated as of May 4,
                         2001, among Qwest Capital Funding, Inc., Qwest Corporation,
                         Qwest Communications International Inc., the banks listed
                         therein and Bank of America, N.A., as administrative agent
                         (incorporated by reference to Qwest's quarterly report on
                         Form 10-Q for the quarter ended March 31, 2001).
      (10.24)            Purchase Agreement, dated July 25, 2001, among Qwest Capital
                         Funding, Inc., Qwest Communications International Inc.,
                         Lehman Brothers Inc. and Merrill Lynch & Co., Inc. as
                         Representatives of the several initial purchasers listed
                         therein.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      (10.25)            Registration Rights Agreement, dated July 30, 2001, among
                         Qwest Capital Funding, Inc., Qwest Communications
                         International Inc., Lehman Brothers Inc. and Merrill Lynch &
                         Co., Inc. as Representatives of the several initial
                         purchasers listed therein.
      (10.26)            Amended and Restated Credit Agreement, dated as of March 12,
                         2002, among Qwest Capital Funding, Inc., Qwest Corporation,
                         Qwest Communications International Inc. and the banks listed therein (incorporated by reference to Qwest's Current Report on Form 8-K, dated March 18, 2002, File No. 1-15577).
       12                Calculation of Ratio of Earnings to Fixed Charges.
       21                Subsidiaries of Qwest Communications International Inc.
       23                Consent of Arthur Andersen LLP.
       24                Power of Attorney.
       99                Confirmation of Arthur Andersen LLP representations.

---------------

 ( ) Previously filed.

   * Executive Compensation Plans and Arrangements.

  ** Incorporated by reference in Form S-1 as declared effective on June 23, 1997 (File No. 333-25391).

 *** Incorporated by reference to exhibit 4.1 in Form S-4 as declared effective on January 5, 1998 (File No. 333-42847).

**** Incorporated by reference in Qwest's Form 10-K for the year ended December
     31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 31, 2002.

                                          QWEST COMMUNICATIONS INTERNATIONAL
                                          INC.,
                                          A DELAWARE CORPORATION

                                          By:     /s/ ROBIN R. SZELIGA
                                            ------------------------------------
                                                      Robin R. Szeliga
                                            Executive Vice President -- Finance
                                                             and
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2002.

                    SIGNATURE                                              TITLES
                    ---------                                              ------

                        *                                     Director, Chairman of the Board
 ------------------------------------------------
                Philip F. Anschutz


              /s/ JOSEPH P. NACCHIO                    Director, Chairman and Chief Executive Officer
 ------------------------------------------------              (Principal Executive Officer)
                Joseph P. Nacchio


                        *                                                 Director
 ------------------------------------------------
                Linda G. Alvarado


                        *                                                 Director
 ------------------------------------------------
                 Craig R. Barrett


                        *                                                 Director
 ------------------------------------------------
                    Hank Brown


                        *                                                 Director
 ------------------------------------------------
                Thomas J. Donohue


                        *                                                 Director
 ------------------------------------------------
                 Jordan L. Haines


                        *                                                 Director
 ------------------------------------------------
                 Cannon Y. Harvey


                        *                                                 Director
 ------------------------------------------------
                 Peter S. Hellman

                    SIGNATURE                                              TITLES
                    ---------                                              ------

                        *                                                 Director
 ------------------------------------------------
                   Vinod Khosla


                        *                                                 Director
 ------------------------------------------------
                Marilyn C. Nelson


                        *                                                 Director
 ------------------------------------------------
                   Frank Popoff


                        *                                                 Director
 ------------------------------------------------
                 Craig D. Slater


                        *                                                 Director
 ------------------------------------------------
                W. Thomas Stephens


 *By:             /s/ YASH A. RANA
     --------------------------------------------
                    Yash A. Rana
                As Attorney-In-Fact

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       (2.1)             Separation Agreement, dated June 5,1998, between U S WEST,
                         Inc. (renamed "MediaOne Group, Inc.") ("MediaOne Group") and
                         USW-C, Inc (renamed U S WEST, Inc.) ("U S WEST"),
                         (incorporated by reference to U S WEST's Current Report on
                         Form 8-K/A dated June 26, 1998, File No. 1-14087).
       (2.2)             Amendment to the Separation Agreement between MediaOne Group and U S WEST dated June 12, 1998 (incorporated by reference to U S WEST's Annual Report on Form 10-K/A for the year
                         ended December 31, 1998, File No. 1-14087).
       (3.1)             Amended and Restated Certificate of Incorporation of Qwest
                         (incorporated by reference to Qwest's Registration Statement on Form S-4/A, File No. 333-81149, filed September 17,
                         1999).
       (3.2)             Amended and Restated Bylaws of Qwest (incorporated by
                         reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).
       (4.1)***          Indenture, dated as of October 15, 1997, with Bankers Trust
                         Company (including form of Qwest's 9.47% Senior Discount
                         Notes due 2007 and 9.47% Series B Senior Discount Notes due
                         2007 as an exhibit thereto).
       (4.2)****         Indenture dated, as of August 28, 1997, with Bankers Trust
                         Company (including form of Qwest's 10 7/8% Series B Senior
                         Discount Notes due 2007 as an exhibit thereto).
       (4.3)****         Indenture dated as of January 29, 1998 with Bankers Trust
                         Company (including form of Qwest's 8.29% Senior Discount
                         Notes due 2008 and 8.29% Series B Senior Discount Notes due
                         2008 as an exhibit thereto).
       (4.4)             Indenture, dated as of November 4, 1998, with Bankers Trust
                         Company (including form of Qwest's 7.50% Senior Discount
                         Notes due 2008 and 7.50% Series B Senior Discount Notes due
                         2008 as an exhibit thereto) (incorporated by reference to
                         Qwest's Registration Statement on Form S-4 , File No.
                         333-71603, filed February 2, 1999).
       (4.5)             Indenture, dated as of November 27, 1998, with Bankers Trust
                         Company (including form of Qwest's 7.25% Senior Discount
                         Notes due 2008 and 7.25% Series B Senior Discount Notes due
                         2008 as an exhibit thereto) (incorporated by reference to
                         Qwest's Registration Statement on Form S-4, File No.
                         333-71603, filed February 2, 1999).
       (4.6)             Registration Agreement, dated November 27, 1998, with
                         Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                         Discount Notes due 2008 (incorporated by reference to
                         Qwest's Registration Statement on Form S-4, File No.
                         333-71603, filed February 2, 1999).
       (4.7)             Indenture, dated as of June 23, 1997, between LCI
                         International, Inc. and First Trust National Association, as
                         trustee, providing for the issuance of Senior Debt
                         Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the
                         7.25% Senior Notes due June 15, 2007 (incorporated by
                         reference to Exhibit 4(c) in LCI's Current Report on Form
                         8-K, dated June 23, 1997).
       (4.8)             Registration Rights Agreement, dated August 20, 1999,
                         between U S WEST Capital Funding, Inc., U S WEST, Inc., J.P.
                         Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner &
                         Smith Incorporated (incorporated by reference to U S WEST's
                         Form S-4 Registration Statement, File No. 333-92523, filed
                         December 10, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       (4.9)             Indenture, dated as of June 29, 1998, by and among U S WEST
                         Capital Funding, Inc., U S WEST, Inc., and The First
                         National Bank of Chicago (now known as Bank One Trust
                         Company, National Association), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated
                         November 18, 1998, File No. 1-14087).
       (4.10)            First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc.,
                         Qwest Communications International Inc., and Bank One Trust
                         Company, as Trustee (incorporated by reference to Qwest's
                         quarterly report on Form 10-Q for the quarter ended June 30,
                         2000).
       (4.11)            First Supplemental Indenture, dated as of February 16, 2001, to the Indenture dated as of January 29, 1998 with Bankers
                         Trust Company (including form of Qwest's 8.29% Senior
                         Discount Notes due 2008 and 8.29% Series B Senior Discount
                         Notes due 2008 as an exhibit thereto) (incorporated by
                         reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 2001).
       (4.12)            First Supplemental Indenture, dated as of February 16, 2001, to the Indenture dated as of October 15, 1997 with Bankers
                         Trust Company (including form of Qwest's 9.47% Senior
                         Discount Notes due 2007 and 9.47% Series B Senior Discount
                         Notes due 2007 as an exhibit thereto) (incorporated by
                         reference to Qwest's quarterly report on Form 10-Q for the quarter ended March 31, 2001).
       (4.13)            First Supplemental Indenture, dated as of February 16, 2001, to the Indenture dated as of August 28, 1997 with Bankers
                         Trust Company (including form of Qwest's 10 7/8% Series B
                         Senior Discount Notes due 2007 as an exhibit thereto)
                         (incorporated by reference to Qwest's quarterly report on
                         Form 10-Q for the quarter ended March 31, 2001).
      (10.1)**           Growth Share Plan, as amended, effective October 1, 1996.*
      (10.2)             Equity Incentive Plan, as amended (incorporated by reference from Exhibit A to Qwest's definitive proxy statement on
                         Schedule 14A, filed March 17, 2000).*
      (10.3)             Qwest Communications International Inc. Employee Stock
                         Purchase Plan. (incorporated by reference to Qwest's 2001
                         Proxy Statement for the Annual Meeting of Stockholders).*
      (10.4)             Qwest Communications International Inc. Deferred
                         Compensation Plan (incorporated by reference to Qwest's
                         Annual Report on Form 10-K for the year ended December 31,
                         1998).*
      (10.5)****         Equity Compensation Plan for Non-Employee Directors.*
      (10.6)             Qwest Communications International Inc., Deferred
                         Compensation Plan for Nonemployee Directors, effective as of
                         July 1, 2000 (incorporated by reference to Qwest's Annual
                         Report on Form 10-K for the year ended December 31, 2000).*
      (10.7)             Qwest Communications International Inc. 401-K Plan
                         (incorporated by reference to Qwest's Annual Report on Form
                         10-K for the year ended December 31, 1998).*
       10.8              Employment Agreement dated October 24, 2001 with Joseph P.
                         Nacchio.*
      (10.9)****         Growth Share Plan Agreement with Joseph P. Nacchio,
                         effective January 1, 1997, and Amendment thereto.*
      (10.10)****        Non-Qualified Stock Option Agreement with Joseph P. Nacchio, effective June 23, 1997.*
      (10.11)            Employment Agreement dated October 6, 1998 with Drake S.
                         Tempest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.12             Employment Agreement dated January 1, 2002 with Afshin
                         Mohebbi.*
      (10.13)            Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company
                         LLC (incorporated by reference to Qwest's Current Report on
                         Form 8-K/A, filed April 28, 1999).
      (10.14)            Common Stock Purchase Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28,
                         1999).
      (10.15)            Registration Rights Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28,
                         1999).
      (10.16)            Securities Purchase Agreement dated January 16, 2001 with
                         BellSouth Corporation (incorporated by reference to Qwest's
                         Annual Report on Form 10-K for the year ended December 31,
                         2000).
      (10.17)            Employee Matters Agreement between MediaOne Group and U S
                         WEST, dated June 5, 1998 (incorporated by reference to U S
                         WEST's Current Report on Form 8-K/A, dated June 26, 1998,
                         File No. 1-14087).
      (10.18)            Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's
                         Current Report on Form 8-K/A, dated June 26, 1998, File No.
                         1-14087).
      (10.19)            Purchase Agreement, dated July 3, 2000, among Qwest Capital
                         Funding, Inc., Qwest Communications International Inc. and
                         Salomon Smith Barney Inc. (incorporated by reference to
                         Qwest's quarterly report on Form 10-Q for the quarter ended
                         June 30, 2000).
      (10.20)            Purchase Agreement, dated August 16, 2000, among Qwest
                         Capital Funding, Inc., Qwest Communications International
                         Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc. as
                         Representatives of the several initial purchasers listed
                         therein (incorporated by reference to Qwest's quarterly
                         report on Form 10-Q for the quarter ended September 30,
                         2000).
      (10.21)            Purchase Agreement, dated February 7, 2001, among Qwest
                         Capital Funding, Inc., Qwest Communications International
                         Inc., Banc of America Securities LLC and Chase Securities
                         Inc. as Representatives of the several initial purchasers
                         listed therein (incorporated by reference to Qwest's Annual
                         Report on Form 10-K for the year ended December 31, 2000).
      (10.22)            Form of Agreement for Purchase and Sale of Telephone
                         Exchanges, dated as of June 16, 1999, between Citizens
                         Utilities Company and U S WEST Communications, Inc.
                         (incorporated by reference to U S WEST's Current Report on
                         Form 8-K, dated June 17, 1999, File No. 1-14087).
      (10.23)            364-Day $4.0 billion Credit Agreement, dated as of May 4,
                         2001, among Qwest Capital Funding, Inc., Qwest Corporation,
                         Qwest Communications International Inc., the banks listed
                         therein and Bank of America, N.A., as administrative agent
                         (incorporated by reference to Qwest's quarterly report on
                         Form 10-Q for the quarter ended March 31, 2001).
      (10.24)            Purchase Agreement, dated July 25, 2001, among Qwest Capital
                         Funding, Inc., Qwest Communications International Inc.,
                         Lehman Brothers Inc. and Merrill Lynch & Co., Inc. as
                         Representatives of the several initial purchasers listed
                         therein.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      (10.25)            Registration Rights Agreement, dated July 30, 2001, among
                         Qwest Capital Funding, Inc., Qwest Communications
                         International Inc., Lehman Brothers Inc. and Merrill Lynch &
                         Co., Inc. as Representatives of the several initial
                         purchasers listed therein.
      (10.26)            Amended and Restated Credit Agreement, dated as of March 12,
                         2002, among Qwest Capital Funding, Inc., Qwest Corporation,
                         Qwest Communications International Inc. and the banks listed therein (incorporated by reference to Qwest's Current Report on Form 8-K, dated March 18, 2002, File No. 1-15577).
       12                Calculation of Ratio of Earnings to Fixed Charges.
       21                Subsidiaries of Qwest Communications International Inc.
       23                Consent of Arthur Andersen LLP.
       24                Power of Attorney.
       99                Confirmation of Arthur Andersen LLP representations.

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