Form 10-Q
period 2002-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2002-05-15
CIK 1037949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                        TELEPHONE NUMBER (303) 992-5109
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At April 30, 2002, 1,676,906,200 shares of common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    QWEST COMMUNICATIONS INTERNATIONAL INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                    PART I -- FINANCIAL INFORMATION
  1.  Financial Statements
      Condensed Consolidated Statements of Operations --
      Three months ended March 31, 2002 and 2001..................      1
      Condensed Consolidated Balance Sheets --
      March 31, 2002 and December 31, 2001........................      2
      Condensed Consolidated Statements of Cash Flows --
      Three months ended March 31, 2002 and 2001..................      3
      Notes to Condensed Consolidated Financial Statements........      4
  2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................     21
  3.  Quantitative and Qualitative Disclosures About Market
      Risk........................................................     36

                      PART II -- OTHER INFORMATION

  1.  Legal Proceedings...........................................   II-1
  6.  Exhibits and Reports on Form 8-K............................   II-2
      Signature page..............................................   II-5

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Operating revenues:
  Business services.........................................   $1,545     $1,782
  Consumer services.........................................    1,433      1,466
  Wholesale services........................................    1,021      1,449
  Directory services........................................      350        342
  Network services and other revenues.......................       20         12
                                                               ------     ------
          Total operating revenues..........................    4,369      5,051
                                                               ------     ------
Operating expenses:
  Cost of sales (exclusive of items shown separately
     below).................................................    1,575      1,796
  Selling, general and administrative.......................    1,340      1,258
  Depreciation..............................................    1,055        832
  Goodwill and other intangible amortization................       85        319
  Merger-related and other charges..........................       --        209
                                                               ------     ------
          Total operating expenses..........................    4,055      4,414
                                                               ------     ------
Operating income............................................      314        637
                                                               ------     ------
Other expense -- net:
  Interest expense -- net...................................      411        338
  Investment write-downs....................................      462        116
  Loss on sale of investments and fair market value
     adjustments, net.......................................       10         --
  Other expense -- net......................................      171         20
                                                               ------     ------
          Total other expense -- net........................    1,054        474
                                                               ------     ------
(Loss) income before income taxes and extraordinary item....     (740)       163
Income tax (benefit) provision..............................      (36)       144
                                                               ------     ------
(Loss) income before extraordinary item.....................     (704)        19
Extraordinary item -- early retirement of debt, net of
  tax.......................................................        6        (65)
                                                               ------     ------
Net loss....................................................   $ (698)    $  (46)
                                                               ======     ======
Basic (loss) earnings per share:
  (Loss) income before extraordinary item...................   $(0.42)    $ 0.01
  Extraordinary item -- early retirement of debt, net of
     tax....................................................       --      (0.04)
                                                               ------     ------
Basic loss per share........................................   $(0.42)    $(0.03)
                                                               ======     ======
Basic average shares outstanding............................    1,667      1,656
                                                               ======     ======
Diluted (loss) earnings per share:
  (Loss) income before extraordinary item...................   $(0.42)    $ 0.01
  Extraordinary item -- early retirement of debt, net of
     tax....................................................       --      (0.04)
                                                               ------     ------
Diluted loss per share......................................   $(0.42)    $(0.03)
                                                               ======     ======
Diluted average shares outstanding..........................    1,667      1,674
                                                               ======     ======
Dividends per share.........................................   $   --     $   --
                                                               ======     ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 1,378       $   257
  Accounts receivable -- net................................      4,383         4,502
  Inventories and supplies..................................        397           377
  Prepaid and other.........................................        465           621
                                                                -------       -------
Total current assets........................................      6,623         5,757
Property, plant and equipment -- net........................     30,163        29,977
Goodwill -- net.............................................     29,696        29,696
Intangible assets -- net....................................      4,833         4,827
Investments.................................................        775         1,400
Other assets................................................      2,172         2,124
                                                                -------       -------
Total assets................................................    $74,262       $73,781
                                                                =======       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current borrowings........................................    $ 5,149       $ 4,806
  Accounts payable..........................................      1,483         1,529
  Accrued expenses and other current liabilities............      2,870         3,262
  Advance billings and customer deposits....................        393           392
                                                                -------       -------
Total current liabilities...................................      9,895         9,989
Long-term borrowings........................................     21,427        20,197
Post-retirement and other post-employment benefit
  obligations...............................................      2,894         2,923
Deferred income taxes.......................................      2,172         2,194
Deferred credits and other..................................      1,905         1,823

Commitments and contingencies (Note 6)

Stockholders' equity:
  Preferred stock -- $1.00 par value, 200 million shares
     authorized, none issued and outstanding................         --            --
  Common stock -- $0.01 par value, 5 billion shares
     authorized, 1,688 million and 1,687 million issued,
     1,675 million and 1,664 million outstanding............         17            17
  Additional paid-in capital................................     41,364        41,801
  Treasury stock............................................       (572)       (1,041)
  Accumulated deficit.......................................     (4,792)       (4,082)
  Accumulated other comprehensive loss......................        (48)          (40)
                                                                -------       -------
Total stockholders' equity..................................     35,969        36,655
                                                                -------       -------
Total liabilities and stockholders' equity..................    $74,262       $73,781
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

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $  (698)   $   (46)
    Adjustments to net loss:
       Depreciation and amortization........................    1,140      1,151
       Loss on sale of investments and fair market value
       adjustments, net.....................................       10         --
       Non-cash Merger-related charges......................       --        148
       Provision for bad debts..............................      115        127
       Asset impairment charge..............................      501        126
       Equity loss on investments...........................      134         29
       Deferred income taxes................................      (34)       (86)
       (Gain) loss on early retirement of debt-net..........       (6)        65
  Changes in operating assets and liabilities:
    Accounts receivable.....................................        7       (186)
    Inventories, supplies, prepaids and other current
      assets................................................       46         (2)
    Accounts payable, accrued expenses and advance
      billings..............................................     (404)       184
    Restructuring and Merger-related reserves...............     (141)      (152)
    Other...................................................       57        (25)
                                                              -------    -------
    Cash provided by operating activities...................      727      1,333
                                                              -------    -------
INVESTING ACTIVITIES
  Expenditures for property, plant and equipment............   (1,196)    (2,943)
  Other.....................................................      (11)       (79)
                                                              -------    -------
  Cash used for investing activities........................   (1,207)    (3,022)
                                                              -------    -------
FINANCING ACTIVITIES
  Net proceeds from current borrowings......................      234        458
  Proceeds from issuance of long-term borrowings............    1,476      3,258
  Repayments of long-term borrowings........................      (49)      (995)
  Costs relating to the early retirement of debt............       --       (106)
  Proceeds from issuance of common stock....................        6        246
  Repurchase of stock.......................................      (12)    (1,000)
  Other.....................................................      (54)       (20)
                                                              -------    -------
  Cash provided by financing activities.....................    1,601      1,841
                                                              -------    -------
CASH AND CASH EQUIVALENTS
  Increase..................................................    1,121        152
  Beginning balance.........................................      257        154
                                                              -------    -------
  Ending balance............................................  $ 1,378    $   306
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The condensed consolidated interim financial statements are unaudited. Qwest Communications International Inc. ("Qwest" or "we" or "us" or "our") prepared these financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted. We made certain reclassifications to prior balances to conform to the current year presentation. In our opinion, we made all the adjustments (consisting only of normal recurring adjustments) necessary to fairly present our consolidated results of operations, financial position and cash flows as of March 31, 2002 and for all periods presented. These financial statements should be read in conjunction with the audited financial statements included in our Form 10-K for the year ended December 31, 2001. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year. The business of pre-Merger U S WEST, Inc. and its subsidiaries is included in Qwest and its subsidiaries. The business of pre-Merger U S WEST Communications, Inc. and its subsidiaries is included in Qwest Corporation and its subsidiaries. The revenues, expenses, assets and liabilities of other operations of the pre-Merger U S WEST, Inc. and its subsidiaries, including the directories business, certain non-regulated businesses and corporate support functions are currently in other subsidiaries of Qwest.

NOTE 2: MERGER WITH U S WEST

     On June 30, 2000, Qwest completed its acquisition (the "Merger") of U S WEST, Inc. ("U S WEST"). We accounted for the Merger as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest the acquired entity. The total value of the consideration was approximately $40 billion, which was allocated to the identifiable tangible and intangible assets and liabilities of Qwest. Substantially all of our goodwill and intangible assets resulted from the Merger. See Note 12 for recently issued accounting standards that will impact our accounting for goodwill.

     All Merger-related costs were recorded in 2001 and 2000 with the majority of those charges paid by December 31, 2001. The activity during the first quarter of 2002 relating to the remaining unpaid charges was as follows:

                                            JANUARY 1,                                MARCH 31,
                                               2002        CURRENT       CURRENT        2002
                                             BALANCE      PROVISION    UTILIZATION     BALANCE
(DOLLARS IN MILLIONS)                       ----------    ---------    -----------    ---------
Contractual settlements and legal
  contingencies.........................       $144         $  --         $(49)          $95
Severance and employee-related
  charges...............................          9            --           (5)            4
Other charges...........................         --            --           --            --
                                               ----         -----         ----           ---
Total Merger-related and other
  charges...............................       $153         $  --         $(54)          $99
                                               ====         =====         ====           ===

     As those matters identified as legal contingencies associated with contractual settlements and other legal contingencies are resolved, any amounts will be paid at that time. Any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to Merger-related and other charges.

NOTE 3: INVESTMENTS

     We review our portfolio of marketable equity securities on a quarterly basis to determine whether a decline in value is other than temporary. Following our quarterly review of the value of our investment in

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

KPNQwest, N.V. ("KPNQwest"), we recorded a charge of $462 million for an other than temporary decline in value.

     The primary factors that led us to record the charge were KPNQwest's earnings trends, increases in debt levels and related liquidity concerns, the current state of the European telecommunications market and the significant decline in stock price since the time of our last write-down (in second quarter
2001). As a result, we reduced the carrying value of our investment in KPNQwest to a market value of $706 million (based upon KPNQwest's stock price of $3.30 per share at March 31, 2002 and the 214 million shares we own). Our remaining excess basis in KPNQwest at March 31, 2002 was approximately $378 million. For additional information concerning issues related to a future write-down of our KPNQwest investment, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Below are the summarized unaudited financial results for KPNQwest for the three months ended March 31, 2002 and 2001. The results for 2002 are estimates because KPNQwest does not publish their financial results until after we are required to file our Form 10-Q.

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
(DOLLARS IN MILLIONS)                                         ---------    ------------
Total assets................................................   $3,962         $3,201
                                                               ======         ======
Total debt..................................................   $1,890         $1,364
Other liabilities...........................................    1,455            868
                                                               ------         ------
Total liabilities...........................................   $3,345         $2,232
                                                               ======         ======

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002     2001
                                                              -----    ----
Revenue.....................................................  $ 142    $150
Loss from operations........................................   (219)    (58)
Net loss....................................................   (242)    (43)
Our share of KPNQwest's losses..............................   (130)    (21)
Amortization of excess basis................................  $  --    $ 46

NOTE 4: WEIGHTED AVERAGE SHARES

     The following table is a reconciliation of basic weighted average shares to diluted weighted average shares.

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2002     2001
(SHARES IN MILLIONS)                                          -----    -----
Basic weighted average shares outstanding...................  1,667    1,656
Dilutive effect of stock options............................     --       18
                                                              -----    -----
Diluted weighted average shares outstanding.................  1,667    1,674
                                                              =====    =====

     As of March 31, 2002 and 2001, 103 million and 61 million options, respectively, were excluded from the earnings per share computation solely because their effect was anti-dilutive.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTE 5: BORROWINGS

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
(DOLLARS IN MILLIONS)                                         ---------    ------------
Current borrowings:
Commercial paper............................................   $   136       $ 3,165
Short-term notes and current portion of long-term
  borrowings................................................     4,867         1,480
Current portion of capital lease obligations................       146           161
                                                               -------       -------
Total current borrowings....................................     5,149         4,806
                                                               -------       -------
Long-term borrowings:
Long-term notes and bonds...................................    21,295        20,042
Long-term capital lease obligations.........................       132           155
                                                               -------       -------
Total long-term borrowings..................................    21,427        20,197
                                                               -------       -------
Total borrowings............................................   $26,576       $25,003
                                                               =======       =======

     Until February 2002, we maintained commercial paper programs to finance short-term operating cash needs of the business. We had a $4.0 billion syndicated credit facility available to support our commercial paper programs. As a result of reduced demand for our commercial paper, we borrowed the full amount under this facility in February 2002 and used most of the proceeds to repay commercial paper. After repaying the commercial paper, we had approximately $800 million of proceeds available to be used to pay current maturities under short-term notes, long-term borrowings and lease obligations and to fund operations until we become free-cash flow positive. We use "free-cash flow" to refer to cash provided by operating activities (1) less cash used for investing activities (2) plus cash generated by the exercise of employee stock options and purchases of stock in the employee stock purchase plan (3) less any payments on common stock such as dividends or repurchases of common stock, if any. Free-cash flow represents cash flow as a source of liquidity. Our debt, net of excess unapplied cash, increased as of March 31, 2002 because some of the net proceeds from our syndicated credit facility were used to fund operations during the first quarter as well as purchase property previously subject to synthetic lease arrangements. See the "Financing activities" portion of the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on our terminated synthetic lease arrangements.

     In March 2002, we amended the syndicated credit facility. As part of the amendment, we (i) increased the maximum debt-to-Consolidated EBITDA ratio from 3.75-to-1 to 4.25-to-1 through the quarter ending September 30, 2002, decreasing to 4.0-to-1 beginning December 31, 2002, and (ii) agreed to use a portion of net proceeds from future sales of assets and capital market transactions, including the issuance of debt and equity securities, to prepay the bank loan until the outstanding loan is $2.0 billion or less. "Consolidated EBITDA" as defined in the credit facility is a measure of EBITDA that starts with our net income and adds back certain items, primarily those of a non-cash or a non-operating nature.

     The amount drawn down under the $4 billion syndicated credit facility was initially distributed between two wholly-owned subsidiaries of Qwest -- Qwest Capital Funding, Inc. ("QCF") and Qwest Corporation -- with $3 billion assigned to QCF and $1 billion assigned to Qwest Corporation. In March 2002, Qwest Corporation issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. Following the amendment of the syndicated credit facility agreement, Qwest Corporation paid approximately $608 million of the proceeds from its March 2002 bond offering to reduce the total amount outstanding under the syndicated credit facility. Following the repayment and a redistribution of amounts outstanding between QCF and Qwest Corporation, the syndicated credit facility had $3.39 billion outstanding as of March 31, 2002 and all of it was assigned to QCF. The remaining net proceeds from the Qwest Corporation bonds will be used to repay short-

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

term obligations and currently maturing long-term borrowings of Qwest Corporation, including obligations of Qwest.

     In February and March 2002, the credit ratings for Qwest and QCF were lowered one level to BBB by Fitch Ratings ("Fitch") and Standard and Poor's ("S&P") and two levels to Baa3 by Moody's Investor Service ("Moody's"). These ratings in the case of Fitch and S&P are the second lowest level, and in the case of Moody's, the lowest level, of investment grade. The ratings for Qwest Corporation were lowered two levels to BBB+ by Fitch, one level to BBB by S&P and two levels to Baa2 by Moody's. These ratings are, in the case of Fitch, the third lowest level of investment grade, and in the case of S&P and Moody's, the second lowest level of investment grade. The commercial paper ratings for Qwest, Qwest Corporation and QCF were also lowered to F-3, P-3 and A-3 by Fitch, Moody's and S&P, respectively. See Note 14 for information on an additional downgrade of our credit ratings by Fitch and S&P.

     During the first quarter of 2002, we repurchased, through direct exchange transactions, $97 million in face amount of debt issued by QCF and guaranteed by Qwest. In exchange for the debt, we issued approximately 9.9 million shares of our common stock out of treasury. The closing prices for our shares at the time the exchange transactions were consummated ranged from $8.29 per share to $9.18 per share and the weighted average cost of the stock issued from treasury was $42.53 per share.

     We are currently in compliance with all financial covenants in our credit facility and indentures as of the last measurement date.

NOTE 6: COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     Minimum usage requirements and other commitments. We have agreements with interexchange carriers ("IXCs") and third-party vendors that require us to maintain minimum monthly and/or annual billings based on usage. The minimum usage contracts primarily relate to Internet protocol ("IP") and data services such as dial-up Internet access, dedicated Internet access, voice over IP services, traditional private lines, local access and asynchronous transfer mode services. We believe we will meet substantially all minimum usage commitments. We also have certain agreements with third-party vendors that require payments that are unconditional. In the event that requirements are not met, appropriate charges will be recorded. We have reflected in our financial statements the financial impact of all current, unmet minimum usage requirements and unconditional obligations.

     There have been no material changes in our commitments since December 31, 2001.

CONTINGENCIES

     Litigation. In April 1999, CSX Transportation, Inc. ("CSXT") filed a complaint in federal district court in Jacksonville, Florida against us seeking damages for an alleged breach of a 1995 contract. CSXT's complaint principally involves claims for alleged breaches of an agreement that granted us the right to install conduit for a fiber optic network along CSXT's rights-of-way. We asserted counterclaims against CSXT alleging that CSXT fraudulently induced a 1999 settlement agreement regarding defense and indemnity obligations between the parties, and alleging that CSXT breached the 1995 agreement. See Note 14 for a discussion of the settlement of this matter.

     In January 2001, an amended purported class action complaint was filed in Denver District Court against us and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that we have a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In June 2000, the court denied the plaintiffs' motion for a

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

temporary restraining order attempting to prevent the closing of the Merger. In October 2001, our motion to dismiss the complaint was denied in part. The court deferred ruling on the remainder of the motion pending discovery. Discovery has commenced.

     On July 23, 2001, we filed a demand for arbitration against Citizens Communications Company ("Citizens") alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges dated as of June 16, 1999, between Citizens and U S WEST Communications, Inc., with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens failed to close the exchange sales in violation of the terms of the purchase agreements. Citizens, in turn, filed a demand for arbitration alleging counter claims against us in connection with the sale of those same exchanges, as well as exchanges located in North Dakota that we did sell to Citizens. In the arbitration, we seek a determination that Citizens breached the agreements and, as a result, we are entitled to draw down on a series of letters of credit Citizens provided in connection with the transactions and other damages. Citizens seeks a determination that we breached the agreements and, as a result, Citizens is entitled to damages. This matter is still at a preliminary stage.

     In August 2001, we filed a complaint in state court in Colorado and an arbitration demand against Touch America, Inc. ("Touch America"). In response, also in August 2001, Touch America filed a complaint against us in federal district court in Montana and removed our state court complaint to federal district court in Colorado. Touch America has also filed answers and counterclaims in the arbitration and the Colorado lawsuit. Touch America's complaint in Montana was dismissed on November 5, 2001, and Touch America's motion for reconsideration was denied on December 17, 2001. Touch America has also filed two complaints before the Federal Communications Commission ("FCC"). The disputes between us and Touch America relate to various billing, reimbursement and other commercial disputes arising under agreements entered into for the sale of our interLATA (local access and transport area) business in our local service area (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming) to Touch America on June 30, 2000. Touch America also asserts that we violated state and federal antitrust laws, the Telecommunications Act of 1996 (the "Act") (including claims alleging that Qwest's sale of indefeasible rights of use is in violation of the Act) and our Federal Communications Commission tariff. Each party seeks damages against the other for amounts billed and unpaid and for other disputes. Discovery has begun in the arbitration and at the FCC, and the parties have tentatively scheduled the arbitration hearing for September 23, 2002. The court case is in a preliminary stage, general discovery has not begun and no trial date has been set.

     From July 27, 2001 to October 1, 2001, seven purported class action complaints were filed in federal district court in Colorado against us, our Chairman and Chief Executive Officer, Joseph P. Nacchio, and our Chief Financial Officer, Robin R. Szeliga, on behalf of purchasers of our publicly traded stock between March 22, 2001 and July 23, 2001. One of the seven complaints has been voluntarily dismissed. The remaining six complaints, which have been consolidated, allege, among other things, that Qwest, Mr. Nacchio and Ms. Szeliga made materially false statements regarding the results of operations for the quarter ended March 31, 2001 in violation of section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that, during the above period, the individual defendants sold shares of our common stock. On May 1, 2002, a Third Consolidated Amended Class Action Complaint ("Third Consolidated Complaint" or "consolidated securities action") was filed in federal district court in Colorado against us, Joseph P. Nacchio, Robin R. Szeliga, several other former and present officers and/or directors of Qwest and others on behalf of purchasers of our publicly traded stock between January 16, 2000 and February 14, 2002. This Third Consolidated Complaint supersedes the six purported class action complaints filed between July 27, 2001 and October 1, 2001 as well as the consolidated amended class action complaints filed in December 2001 and April 2002. The Third Consolidated Complaint alleges, among other things, that during the putative class period, Qwest and certain of the individual defendants made materially false statements regarding the results of operations in

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

violation of section 10(b) of the Exchange Act, that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that during the putative class period, the individual defendants sold shares of our common stock in violation of section 20A of the Exchange Act. The Third Consolidated Complaint alleges that our financial results during the putative class period and statements regarding those results were false and misleading due to the alleged (i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability, (iv) misstatement of certain assets and liabilities and (v) failure to disclose four transactions between us and KMC Telecom Holdings, Inc. ("KMC"). The Third Consolidated Complaint seeks unspecified compensatory damages and other relief.

     On October 22, 2001, a derivative lawsuit was filed in federal district court in Colorado, naming as defendants each of the members of the Qwest Board of Directors, and naming us as a nominal defendant. The derivative complaint is based upon the allegations made in the putative class actions described in the preceding paragraph, and alleges that the Board members intentionally or negligently breached their fiduciary duties to us by failing to oversee implementation of securities laws that prohibit insider trading. The derivative complaint also alleges that the Board members breached their fiduciary duties to us by causing or permitting us to commit alleged securities violations, thus (i) causing us to be sued for such violations, and (ii) subjecting us to adverse publicity, increasing our cost of raising capital and impairing earnings. The derivative complaint further alleges that certain directors sold shares between April 26, 2001 and May 15, 2001 using non-public company information. In December 2001, the derivative lawsuit was stayed, pending resolution of the consolidated securities action described above. In March 2002, plaintiffs in the derivative lawsuit served defendants with a first amended derivative complaint. The amended derivative complaint adds allegations relating to the disclosures of our financial results from April 2000 through February 2002. This lawsuit remains stayed.

     From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other matters. In December 2001, an administrative law judge recommended to the California Public Utilities Commission that we be assessed a $38 million penalty for alleged slamming and cramming violations. That recommendation was appealed by us to the full California Public Utilities Commission on January 4, 2002 and we are awaiting the decision on appeal. We received other complaints regarding slamming and cramming, both inside and outside our local service area, and may become subject to other investigations in the future. Such complaints or investigations have resulted or could result in further legal action and the imposition of fines and other penalties or damage awards. Although such complaints and actions are not anticipated to have a material adverse effect on us, they could indirectly impact the timing of our Section 271 approval to sell interLATA long-distance services in our local service area.

     On February 19 and February 25, 2002, two purported class action complaints were filed in federal district court in Colorado against us, Joseph P. Nacchio and Robin R. Szeliga. These complaints purport to be filed on behalf of purchasers of our publicly traded stock between April 19, 2000 and February 13, 2002. The complaints allege, among other things, that during the putative class period, we and the individual defendants made materially false statements regarding the results of operations in violation of section 10(b) of the Exchange Act, that the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that our financial results during the putative class period, and statements regarding those results, were false and misleading due to the alleged failure to disclose four transactions between us and KMC. The complaints seek unspecified compensatory damages and other relief. By court order dated May 6, 2002, these two cases were consolidated with the consolidated securities action.

     On March 6, 2002, a derivative lawsuit was filed in state court in Colorado, naming as defendants each of the members of the our Board of Directors, our President, Afshin G. Mohebbi, our Chief Financial Officer,

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

Robin R. Szeliga, and others. We are named as a nominal defendant. The derivative complaint is based upon the allegations made in the putative class actions filed between February 19, 2002 and April 22, 2002, and alleges that the Board members intentionally or recklessly breached their fiduciary duties to us by causing or allowing us to issue financial disclosures that were false or misleading. Plaintiffs seek unspecified damages on our behalf against the defendants.

     On March 13, 2002, a purported class action complaint was filed in federal district court in Colorado on behalf of purchasers of our publicly traded stock between April 19, 2000 and February 13, 2002. In addition to the defendants named in the actions filed on February 19, 2002 and February 25, 2002, this complaint names as defendants Afshin Mohebbi and Robert S. Woodruff. The complaint alleges generally the same facts as the two purported class actions filed on February 19 and February 25, 2002, and like those actions, alleges that during the putative class period, we and the individual defendants made materially false statements regarding the results of operations in violation of section 10(b) of the Exchange Act, that the individual defendants are liable as control persons under section 20(a) of the Exchange Act and that our financial results during the putative class period, and statements regarding those results, were false and misleading due to the alleged failure to disclose four transactions between us and KMC. In addition, the complaint alleges that our financial results were misleading because of the alleged failure to disclose unspecified transactions with Calpoint LLC ("Calpoint") that were similar in nature to the transactions alleged involving KMC. The complaint also alleges that Messrs. Nacchio and Woodruff and Ms. Szeliga sold shares of our common stock in violation of section 10(b) of the Exchange Act. By court order dated May 6, 2002, this case was consolidated with the consolidated securities action.

     Since March 2002, six putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans (the "Plan") from January 1, 2000 until the present, although the exact class periods vary, with one suit encompassing claims beginning March 1999. The suits name us and our directors as defendants. The suits, which are brought under the Employee Retirement Income Security Act ("ERISA"), allege that the defendants breached fiduciary duties to the Plan members due to the percentage of the investment of the Plan's assets in our stock and purportedly failing to provide accurate information about our financial condition and the risks associated with investing in our stock. In addition, some of the complaints assert that the defendants violated provisions of ERISA that require that certain financial information about benefit plans be disclosed upon request. Moreover, one of the complaints alleges that the purchase of our stock by the Plan constituted a prohibited transaction under ERISA and that any such purchase violated the anti-inurement section of ERISA, which prevents a plan sponsor or other fiduciary from receiving a benefit from a benefit plan's assets. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. By court order dated May 6, 2002, five of these putative class actions have been consolidated with each other, and the court further ordered that any other actions that it deems are sufficiently related to the actions described in this paragraph will also be consolidated with these five actions. No other action has taken place with respect to these suits.

     Through March 2002, several purported class actions have been filed in various courts against us on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. The complaints challenge our right to install our fiber optic cable network in railroad rights-of-way and in California, Colorado, Illinois, South Carolina and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges our right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit us to install our fiber optic cable network on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina,

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which our network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

     We have also been named as a defendant in various other litigation matters. We intend to vigorously defend these outstanding claims and the outstanding claims specifically described above.

     Intellectual property. We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. Also, we are regularly the subject of allegations that our products or services infringe upon various intellectual property rights, and receive demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending ourselves vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights, damages or royalties, this would not have a material adverse effect on us.

     Regulatory matters. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Public Utilities Commission relating to certain of our wholesale customers, and thereby allegedly discriminating against other competitive local exchange carriers ("CLECs"). The complaint seeks civil penalties related to such alleged violations between $50 million and $200 million. While a hearing has been held on this matter, the administrative law judge on the matter has not yet ruled. Other states in the local service area are looking into similar matters, including Arizona, New Mexico and Iowa, each of which have initiated formal investigations, and further proceedings may ensue in those or other states.

     We have other pending regulatory actions in local regulatory jurisdictions that call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

     Other matters. We have built our network outside North America primarily by entering into long-term agreements to acquire optical capacity assets and network facilities. We have also acquired some optical capacity assets and network facilities within North America under similar contracts. Several of the companies (for example, Global Crossing, Ltd., Enron Broadband Services, Inc., 360 networks (USA), Inc. and KPNQwest) from which we have acquired assets, facilities and services appear to be in financial difficulty or have filed for bankruptcy protection. Bankruptcy courts have wide discretion and could deny us the continued benefits of use of the assets under these agreements without relieving us of our obligation to make payments or requiring the refund of amounts previously paid. We believe that we are taking appropriate actions to protect our investments and maintain on-going use of the acquired assets, facilities and services. At this time, it is too early to determine what affect the bankruptcies will have with respect to the acquired assets, facilities and services or our ability to use these acquired assets.

     We have provided for certain of the above matters in our condensed consolidated financial statements as of March 31, 2002. Although the ultimate resolution of these claims is uncertain, we do not expect any material adverse impacts as a result of the resolution of these matters.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTE 7: OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the three months ended March 31, 2002 and 2001 was as follows:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002     2001
(DOLLARS IN MILLIONS)                                         -----    ----
Net loss....................................................  $(698)   $(46)
Other comprehensive loss:
Net unrealized losses on available for sale marketable
  securities................................................     (1)     (3)
Foreign currency translation................................     (7)    (37)
                                                              -----    ----
Comprehensive loss..........................................  $(706)   $(86)
                                                              =====    ====

     Net unrealized losses for the quarters ended March 31, 2002 and 2001 were net of deferred tax benefits of $1 million and $2 million, respectively. The foreign currency translation amounts relate to our investment in KPNQwest.

     For the three months ended March 31, 2002, unrealized losses on marketable securities included reclassification adjustments of $1 million (net of deferred taxes of less than $1 million) pertaining to sales of our investments in certain marketable equity securities. For the three months ended March 31, 2001, unrealized losses on marketable investments included reclassification adjustments of $9 million, net of deferred taxes of $6 million, pertaining to an other than temporary impairment of our investments in certain marketable equity securities. These reclassification adjustments were recorded in the condensed consolidated statement of operations.

NOTE 8: SEGMENT INFORMATION

     As of January 1, 2002, we changed our segment reporting to reflect the way we currently manage our operations. The new segments are: (1) business services,
(2) consumer services, (3) wholesale services, (4) directory services and (5) network services. The business services segment provides voice, IP, data and wireless products and services to retail business customers. The consumer services segment provides voice, IP, data and wireless products and services to the consumer market. The wholesale services segment provides exchange access services that connect customers to the facilities of IXCs and interconnection to our telecommunications network to CLECs as well as voice, IP, data and wireless products and services to primarily the same customers. The directory services segment publishes White and Yellow Pages telephone directories and provides Internet-based directory services and data base marketing services. The network services segment provides access to our telecommunications network, including our information technologies, primarily to our business, consumer and wholesale services segments. We generate revenue from access to our network by leasing our telephone poles, primarily to other telecommunications providers. We provide the majority of our services to more than 25 million residential and business customers in our local service area.

     The following is a breakout of our segments. The accounting policies used are the same as those used in the condensed consolidated financial statements. The "Other" category includes unallocated corporate expenses and revenues. The revenues in the "Other" category are primarily generated by the sub-leasing of certain of our properties. We internally track separately only the assets of our directory services segment with

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

all remaining assets included in the "other" category. The 2001 amounts have been restated to conform to the changes in our segment reporting explained above.

                                    BUSINESS   CONSUMER   WHOLESALE   DIRECTORY   NETWORK              CONSOLIDATED
                                    SERVICES   SERVICES   SERVICES    SERVICES    SERVICES    OTHER       TOTAL
                                    --------   --------   ---------   ---------   --------   -------   ------------
                                                                 (DOLLARS IN MILLIONS)
THREE MONTHS ENDED
    MARCH 31,
2002
External revenues.................   $1,545     $1,433     $1,021      $  350     $     8    $    12     $ 4,369
Adjusted EBITDA(1)................    1,105        987        879         229      (1,391)      (355)      1,454
Assets............................       --         --         --       1,611          --     72,651      74,262
Capital expenditures..............        2         32         --          --         878        284       1,196
2001
External revenues.................    1,782      1,466      1,449         342           6          6       5,051
Adjusted EBITDA(1)................    1,365      1,005      1,306         215      (1,612)      (282)      1,997
Assets............................       --         --         --       1,459          --     74,315      75,774
Capital expenditures..............        1        160         --          --       2,755         27       2,943

---------------

(1) Adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA") excludes non-recurring and non-operating items, which for the relevant periods includes Merger-related and other charges, asset write-offs and impairments, losses on the sale of investments, changes in the market values of investments and gains (losses) on the early retirement of debt. We use adjusted EBITDA as a measure of our operating performance and believe adjusted EBITDA is important to investors in our debt and equity securities and to analysts that cover these securities because it is one measure of the income generated that is available to service debt. Adjusted EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to cash flows as a source of liquidity. Moreover, the items excluded from the calculation of adjusted EBITDA may be significant components in understanding and assessing our financial performance. Our definition of adjusted EBITDA is not necessarily comparable with EBITDA or adjusted EBITDA as used by other companies or with similar concepts used in our debt instruments. Adjusted EBITDA is provided as a complement to the financial results reported in accordance with GAAP and is presented to provide investors with additional information concerning our operations.

     A reconciliation from segment adjusted EBITDA to (loss) income before income taxes and extraordinary item follows:

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               ------------------
                                                                2002       2001
(DOLLARS IN MILLIONS)                                          -------    -------
Segment adjusted EBITDA.....................................   $1,454     $1,997
Less:
  Depreciation..............................................    1,055        832
  Goodwill and other intangible amortization................       85        319
  Merger-related and other charges..........................       --        209
  Total other expense -- net................................    1,054        474
                                                               ------     ------
(Loss) income before income taxes and extraordinary item....   $ (740)    $  163
                                                               ======     ======

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTE 9: NON-CASH ACTIVITIES

     Supplemental disclosures of non-cash operating, investing and financing activities are as follows:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                               -------------
                                                               2002    2001
(DOLLARS IN MILLIONS)                                          ----    -----
Assets acquired through capital leases......................   $ 9     $  --
Exchange of services for stock..............................    13        --
Contract termination credit.................................    71        --
Settlement with bankrupt purchaser of assets................    92        --
Retirement of debt with treasury shares.....................    97        --

     For the three months ended March 31, 2002, we received approximately 278,000 shares of our common stock from BellSouth Corporation ("BellSouth") valued at $13 million in partial satisfaction of BellSouth's outstanding accounts receivable to us at December 31, 2001. The agreement in force at that time allowed BellSouth to pay for our services with shares of our common stock based on agreed upon values in the agreement. The $11 million difference between
(i) the value of the shares at the time of the transaction of $2 million and
(ii) the value assigned to the shares under the agreement of $13 million was recorded as a reduction of additional paid-in capital.

     During the first quarter of 2002, BellSouth committed to purchase from us $350 million in services over four years payable in cash. In consideration for terminating an agreement we reached with BellSouth in 2001 under which BellSouth agreed to purchase services from us over a five-year period and we allowed BellSouth to pay for the services with shares of our stock at agreed values, we gave BellSouth a non-cash credit of $71 million that is reflected on the March 31, 2002 balance sheet as a deposit from BellSouth and a reduction in our equity. The deposit is expected to offset payments due from BellSouth as we provide services to BellSouth in the future. The balance remained unchanged at March 31, 2002. As a result of the termination of the 2001 agreement, BellSouth may no longer make payments in our stock for our services.

     In March 2002, we received approximately $92 million in property, plant and equipment as part of a bankruptcy settlement for amounts owed to us by an entity that purchased optical capacity assets from us.

     During the first quarter of 2002, we repurchased, through direct exchange transactions, $97 million in face amount of debt issued by QCF and guaranteed by Qwest. In exchange for the debt, we issued approximately 9.9 million shares of our common stock out of treasury.

NOTE 10: OPTICAL CAPACITY ASSET SALES AND PURCHASES

     We sold optical capacity assets on our network to other telecommunications services providers in the form of either sales of dark fiber strands or sales of specific channels on our "lit" network. These arrangements are typically structured as indefeasible rights of use, or IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified period of time, usually 20 years or more. Revenues from sales of either type that meet the criteria of a sales-type lease were recognized at the time of delivery to and acceptance by the customer. During the three months ended March 31, 2001 we recognized revenue of $427 million related to optical capacity asset sales. No sales of optical capacity assets were entered into during the first quarter of 2002.

     We also entered into agreements to purchase optical capacity assets and network facilities from other telecommunications services providers. These purchases allow us to expand our fiber optic network both domestically and internationally. Property, plant and equipment increased by approximately $253 million during the three months ended March 31, 2001 due to these purchases. In some cases, we entered into two transactions that occurred at the same time: one to sell IRUs to companies and a second to acquire IRUs from

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

such companies. These arrangements are referred to as "contemporaneous transactions." Although cash is generally exchanged in contemporaneous transactions and we believe they are separate legally enforceable transactions, we have also applied APB Opinion No. 29 and EITF Issue No. 01-02. Accordingly, exchanges of optical capacity held for sale in the ordinary course of business for capacity to be used in our operations were recorded at fair value if the criteria in these standards were met. Otherwise, these exchanges were recorded at the lower of historical cost or fair value. No sales of optical capacity assets were entered into during the first quarter of 2002.

     A summary of the above transactions follows:

                                                                            AVERAGE GROSS
                                                              REVENUE         MARGIN %
                                                            THREE MONTHS    THREE MONTHS
                                                               ENDED            ENDED
                                                             MARCH 31,        MARCH 31,
                                                                2001            2001
(DOLLARS IN MILLIONS)                                       ------------    -------------
Capacity sales treated as non-contemporaneous.............      $166            58.1%
Capacity sales treated as contemporaneous.................       261            46.6%
                                                                ----
Total.....................................................      $427            51.1%
                                                                ====

                                                         CASH RECEIVED      CASH PAID FOR
                                                          FROM OPTICAL        PURCHASED
                                                         CAPACITY ASSET        OPTICAL
                                                             SALES         CAPACITY ASSETS
                                                         --------------    ----------------
                                                          THREE MONTHS       THREE MONTHS
                                                             ENDED              ENDED
                                                           MARCH 31,          MARCH 31,
                                                         --------------    ----------------
                                                         2002     2001      2002      2001
(DOLLARS IN MILLIONS)                                    -----    -----    ------    ------
Capacity transactions treated as non-contemporaneous...   $19     $ 98      $40       $ 57
Capacity transactions treated as contemporaneous.......     4      301       14        208
                                                          ---     ----      ---       ----
Total..................................................   $23     $399      $54       $265
                                                          ===     ====      ===       ====

     Cash received from optical capacity sales is included in cash provided by operating activities. Cash expended for the purchase of optical capacity assets is included in investing activities.

NOTE 11: RESTRUCTURING

     During the fourth quarter of 2001, we approved a plan to further reduce current employee levels, consolidate and sublease facilities and abandon certain capital projects, terminate certain operating leases and recognize certain asset impairments. In the fourth quarter of 2001, we recorded a restructuring charge of $749 million to cover the costs associated with these actions. No additional restructuring charges were recorded during the quarter ended March 31, 2002.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     A summary of the activity during the first quarter of 2002 relating to the unpaid charges was as follows:

                                           JANUARY 1,                                MARCH 31,
                                              2002                                     2002
                                            BALANCE      PROVISION    UTILIZATION     BALANCE
(DOLLARS IN MILLIONS)                      ----------    ---------    -----------    ---------
Severance and employee-related charges...     $300         $ --          $(75)         $225
CyberCenter sublease losses and leasehold
  write-offs.............................      110           --            (6)          104
Contractual settlements and legal
  contingencies..........................      127           --            (6)          121
Other charges............................        4           --            --             4
                                              ----         ----          ----          ----
Total restructuring charges..............     $541         $ --          $(87)         $454
                                              ====         ====          ====          ====

     During the quarter ended March 31, 2002, approximately 4,300 employees and contractors terminated their employment or contractor arrangement with us. Approximately 3,000 of these employees have received or will receive benefits under the restructuring plan. We anticipate that the majority of our charges will be paid by the end of the current fiscal year. When matters are finalized, any differences between amounts accrued and actual payments will be reflected in results of operations as an adjustment to restructuring charges.

NOTE 12: NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As required, we adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will reduce our amortization expense by approximately $900 million annually, beginning January 1, 2002. Because goodwill amortization expense is non-deductible for tax purposes, the impact on net income should be an increase of approximately $900 million. Upon adoption of SFAS No. 142, the carrying value of goodwill will be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. We are continuing to evaluate the impact of adopting this portion of the standard and believe the effect of adoption could be a loss from a change in accounting principle of approximately $20 billion to $30 billion. This change in accounting principle will be reflected as a reduction in the carrying value of goodwill and is expected to be recorded in the second quarter of 2002.

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

     Below is a summary of the impact of adopting SFAS No. 142 on all periods presented as if SFAS No. 142 had always been in effect.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2001
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)               -------    -------
Reported net (loss) income before extraordinary item........  $ (704)    $   19
Adjustments:
Amortization associated with intangible assets with
  indefinite lives(1).......................................      --        230
                                                              ------     ------
Adjusted net (loss) income before extraordinary item........  $ (704)    $  249
                                                              ======     ======
Reported net loss...........................................  $ (698)    $  (46)
Adjustments:
Amortization associated with intangible assets with
  indefinite lives(1).......................................      --        230
                                                              ------     ------
Adjusted net (loss) income..................................  $ (698)    $  184
                                                              ======     ======
Basic (loss) earnings per share:
Reported net (loss) income..................................  $(0.42)    $ 0.01
Extraordinary item..........................................      --      (0.04)
Adjustments:
Amortization associated with intangible assets with
  indefinite lives(1).......................................      --       0.14
                                                              ------     ------
Adjusted net (loss) income..................................  $(0.42)    $ 0.11
                                                              ======     ======
Diluted (loss) earnings per share:
Reported net (loss) income..................................  $(0.42)    $ 0.01
Extraordinary item..........................................      --      (0.04)
Adjustments:
Amortization associated with intangible assets with
  indefinite lives(1).......................................      --       0.14
                                                              ------     ------
Adjusted net (loss) income..................................  $(0.42)    $ 0.11
                                                              ======     ======

---------------

(1) Includes goodwill, the KPNQwest investment excess basis, tradename, assembled workforce and certain wireless spectrum licenses.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. As required, we will adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires that long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held and used, except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. As required, we adopted SFAS No. 144 effective January 1, 2002. Accordingly, we no longer recognize revenues from optical capacity asset transactions on sales-type leases since, as a result of SFAS No. 144, all our optical capacity assets are classified as property, plant and equipment rather than assets held for sale.

NOTE 13: SECURITIES AND EXCHANGE COMMISSION ("SEC") INVESTIGATION

     On March 8, 2002, we received a request from the Denver regional office of the SEC to voluntarily participate in an informal investigation relating to (1) our sales of optical assets (IRUs), particularly with respect to contemporaneous transactions, (2) sales of equipment to companies from which we then bought Internet services or to which we contributed equity financing, including sales to KMC and Calpoint, and (3) changes in the production schedules and lives of some of our directories. We are cooperating fully with the SEC. See Note 14 for additional information concerning the status of the SEC investigation.

     Contemporaneous capacity transactions. See Note 10 for a description of contemporaneous transactions in the relevant periods we have entered into and how we have accounted for these arrangements.

     Although we believe the accounting criteria used is consistent with the accounting criteria specified for the sale or exchange of optical capacity, there is no certainty that the SEC will agree with our application of these criteria to specific transactions. The amount of revenue and gross margin attributable to all optical capacity asset sales during the three months ended March 31, 2001 was as follows: (1) revenues of $427 million and (2) gross margin of $218 million. On an after-tax basis, the gross margin of all optical capacity asset sales was approximately $130 million in the first quarter of 2001. These amounts would be partially offset by the amounts that may be recognized over the lives of the agreements if these optical capacity asset sales had instead been treated as operating leases. We did not enter into any optical capacity asset sales in the quarter ended March 31, 2002.

     Equipment sales. We are an authorized distributor of, and periodically sell, certain telecommunications equipment. In certain of those transactions, we also contracted to acquire facilities management services from the purchaser. These services were in markets where we did not own facilities or where we did not have certain technology deployed and our decision to acquire these services was based upon a buy-versus-build analysis. These services were needed to build out our Internet platforms and to facilitate our entry into the managed wavelength services market. The term of the facilities management agreements are generally five years. Two such purchasers of equipment in 2001 were KMC and Calpoint. We sold equipment to KMC during the first quarter of 2001 for $65 million in cash resulting in a gross margin of approximately $46 million.

     KMC is an established CLEC with a diverse customer base. KMC could have procured the equipment directly from the manufacturers or from other distributors using various financing alternatives available to them. At the time of the sales, title to the equipment and substantially all risks and rewards of ownership (such as technological and economic obsolescence, physical damage and performance risk) related to the equipment passed to KMC.

     At or about the same time, we entered into an unconditional commitment to purchase facilities management services from KMC. KMC is responsible for providing the services required under the facilities management agreement in whatever way it deems appropriate and has the economic risk associated with the cost of providing those services. Further, KMC must meet the service level commitments under the facilities management agreement. Conversely, the agreement does not convey to us the right to use specific assets of KMC nor does it limit KMC's ability to use any of its equipment or network to serve its remaining customers. The cost of the facilities management services was comparable to similar services either acquired by us from other providers or charged by us to our customers. This commitment is included in unconditional purchase obligations disclosed in Note 6. Revenues and profits of this transaction were reflected in our reported results

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

for the first quarter of 2001. Subsequent to the completion of the sale of the equipment we modified our overall arrangement with respect to our commitment to purchase facilities management services. Because, as a result there was no practical manner by which to separate the terms of the equipment sale and facilities management services contract, we later elected to defer the recognition of profit on this transaction and to recognize the profit ratably over the remaining term of the facilities management services contract.

     Although there can be no assurance that the SEC will agree with our application of GAAP, we believe we have appropriately reported and disclosed this transaction with KMC.

     Directory publishing revenues. Qwest Dex, Inc. ("Dex") uses the point of publication method of accounting, under which, revenues are recognized when the directories are published. The amount of revenue recognized upon publication of a directory depends on the service life of that directory. The lives of Dex's directories generally range between 11 to 13 months.

     As a result of adjustments to shorten or lengthen the service life of certain directories in 2000 and the first quarter of 2001, first quarter 2001 revenues were $12 million lower than if these service life adjustments were not made. The $12 million was the result of netting a $28 million decrease from shortening one book in 2000 from 12 months to 11 months (the book was published in December 2000 instead of January 2001) against an aggregate $16 million increase. The increase resulted from one book that was lengthened from 12 months to 13 months in the first quarter of 2001 (13 months of revenue was recognized instead of 12) and four books whose service lives were shortened in 2001 from 12 months to 11 months (the 2001 editions were published in the first quarter of 2001 instead of the second quarter of 2001).

     In the first quarter of 2002, we recognized $350 million in directory publishing revenues. This amount included a decrease of $6 million primarily as a result of changing the life of a directory in 2001.

     In any particular quarter, among the factors considered in determining the timing and length of our directories is the prior timing and length of the same directories and the timing and length of other directories that have historically been or are scheduled to be published in that quarter.

     Although there can be no assurance that the SEC will agree with our application of GAAP, we believe we have appropriately reported our directory revenues.

NOTE 14: SUBSEQUENT EVENTS

     On April 19, 2002, both Fitch and S&P reduced the credit ratings for Qwest and QCF one level to BBB-. In addition, Fitch and S&P also reduced their ratings for Qwest Corporation one level to BBB and BBB-, respectively. BBB is the second lowest level of investment grade for Fitch ratings and BBB- is the lowest level of investment grade for both Fitch and S&P ratings.

     As of May 3, 2002, we converted the outstanding balance of our credit facility of $3.39 billion into a one-year term loan payable on May 3, 2003. The conversion was in accordance with the provisions of the amended syndicated credit facility agreement.

     On April 3, 2002, the SEC issued a formal order of investigation that made formal the informal investigation described in Note 13 above. We are fully cooperating with the SEC. Although we cannot predict what policies, practices or procedures, if any, with which the SEC may take issue, we do not believe that if the SEC were to require us to restate earnings for periods covered by the investigation, it would have a material effect on our previously reported revenues or adjusted EBITDA (as defined in Note 8) on an as reported basis prepared in accordance with GAAP ("As Reported") or a pro forma normalized basis. However, if the SEC were to require such a restatement, it may have a material effect on our reported net income or earnings per share, on an As Reported or pro forma normalized basis.

     On April 3, 2002, April 17, 2002, and April 22, 2002, three purported class action complaints were filed in federal district court in Colorado against us, Joseph P. Nacchio and Robin R. Szeliga. These complaints

                    QWEST COMMUNICATIONS INTERNATIONAL INC.

purport to be filed on behalf of purchasers of our publicly traded stock between January 16, 2000 and February 13, 2002. The complaints allege generally the same facts as the two purported class actions filed on February 19 and February 25, 2002, and like those actions, allege that during the putative class period, we and the individual defendants made materially false statements regarding the results of operations in violation of section 10(b) of the Exchange Act, that the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that our financial results during the putative class period, and statements regarding those results, were false and misleading due to the alleged failure to disclose four transactions between us and KMC. The complaints seek unspecified compensatory damages and other relief. By court order dated May 6, 2002, the court ordered that the April 3, 2002 lawsuit and any other actions that the court deems to be sufficiently related to the consolidated securities action will be consolidated with the same.

     On May 12, 2002, we and CSXT reached a settlement of their respective claims described in Note 6. The settlement, which is to be memorialized in a definitive agreement to be executed on or before July 1, 2002, includes the following terms, among others, (i) Qwest will have full use of, including the ability to sell, approximately 3,100 miles of existing conduit installed by Qwest in CSXT's rights-of-way without any further payments to CSXT during the current contract period that expires in the year 2020; (ii) Qwest will pay CSXT $45 million on July 1, 2002 and $21.6 million on January 2, 2003; and (iii) the lawsuit will be dismissed with prejudice and all related claims will be released.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 2 for additional factors relating to such statements.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                       2002          2001        INCREASE (DECREASE)
                                                    -----------   -----------   ---------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)     (UNAUDITED)   (UNAUDITED)
Operating revenues:
  Business services...............................    $1,545        $1,782       $ (237)      (13.3)%
  Consumer services...............................     1,433         1,466          (33)       (2.3)%
  Wholesale services..............................     1,021         1,449         (428)      (29.5)%
  Directory services..............................       350           342            8         2.3%
  Network services and other revenues.............        20            12            8        66.7%
                                                      ------        ------       ------
          Total operating revenues................     4,369         5,051         (682)      (13.5)%
                                                      ------        ------       ------
Operating expenses:
  Cost of sales (exclusive of items shown
     separately below)............................     1,575         1,796         (221)      (12.3)%
  Selling, general and administrative.............     1,340         1,258           82         6.5%
  Depreciation....................................     1,055           832          223        26.8%
  Goodwill and other intangible amortization......        85           319         (234)      (73.4)%
  Merger-related and other charges................        --           209         (209)     (100.0)%
                                                      ------        ------       ------
          Total operating expenses................     4,055         4,414         (359)       (8.1)%
                                                      ------        ------       ------
Operating income..................................       314           637         (323)      (50.7)%
                                                      ------        ------       ------
Other expense -- net:
  Interest expense -- net.........................       411           338           73        21.6%
  Investment write-downs..........................       462           116          346       298.3%
  Loss on sale of investments and fair market
     value adjustments............................        10            --           10          --
  Other expense...................................       171            20          151       755.0%
                                                      ------        ------       ------
          Total other expense -- net..............     1,054           474          580       122.4%
                                                      ------        ------       ------
(Loss) income before income taxes and
  extraordinary item..............................      (740)          163         (903)        N/M
Income tax (benefit) provision....................       (36)          144         (180)        N/M
                                                      ------        ------       ------
(Loss) income before extraordinary item...........      (704)           19         (723)        N/M
Extraordinary item -- early retirement of debt,
  net of tax......................................         6           (65)          71         N/M
                                                      ------        ------       ------
Net loss..........................................    $ (698)       $  (46)      $ (652)        N/M
                                                      ======        ======       ======
Diluted loss per share............................    $(0.42)       $(0.03)      $(0.39)        N/M
                                                      ======        ======       ======
Non-GAAP financial information:
  Adjusted EBITDA(1)..............................    $1,454        $1,997       $ (543)      (27.2)%
                                                      ======        ======       ======

---------------

(1) Adjusted earnings before interest, income taxes, depreciation and amortization ("adjusted EBITDA") excludes non-recurring and non-operating items, which for the relevant periods includes Merger-related and other charges, asset write-offs and impairments, losses on the sale of investments, changes in the market values of investments and gains (losses) on the early retirement of debt. We use adjusted EBITDA as a measure of our operating performance and believe adjusted EBITDA is important to investors in our debt and equity securities and to analysts that cover these securities because it is one measure of the income generated that is available to service debt. Adjusted EBITDA does not represent cash flow for the periods presented and should not be considered as an alternative to cash flows as a source of liquidity. Moreover, the items excluded from the calculation of adjusted EBITDA may be significant components in understanding and assessing our financial performance. Our definition of adjusted EBITDA is not necessarily comparable with EBITDA or adjusted EBITDA as used by other companies or with similar concepts used in our debt instruments. Adjusted EBITDA is provided as a complement to the financial results reported in accordance with generally accepted accounting principles ("GAAP") and is presented to provide investors with additional information concerning our operations.

N/M Not meaningful

REVENUES

     Qwest Communications International Inc.'s ("Qwest" or "we" or "us" or "our") revenues are generated from a variety of services and products. Business and consumer services revenues are derived principally from voice services such as basic monthly fees for telephone service, fees for calling services such as voice messaging and Caller ID, special access revenues from end-users buying local exchange capacity to support their private networks and inter- and intraLATA (local access and transport area) long-distance services. Also included in business and consumer services revenues are retail services such as Internet protocol ("IP") (which includes, among other things, digital subscriber line ("DSL"), dedicated Internet access ("DIA"), virtual private networks ("VPN"), dial-up Internet access, professional services and Web hosting), other data services (including, among other things, traditional private lines, frame relay, integrated services digital network ("ISDN") and asynchronous transfer mode ("ATM")), optical capacity asset and IP equipment sales and wireless products and services. Wholesale services revenues include network transport, switching and billing services provided within our local service area (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming) to interexchange carriers ("IXCs"), competitive local exchange carriers ("CLECs") and wireless carriers. Wholesale services revenues also include products and services such as voice, IP, data, optical capacity asset and IP equipment sales and wireless. Directory services revenues are generated primarily from selling advertising in our published directories. Network services revenues are derived primarily from the leasing of telephone poles. Other revenues includes sub-lease rentals and other miscellaneous revenue items.

     Total revenues for the three months ended March 31, 2002 were $4.369 billion versus $5.051 billion for the quarter ended March 31, 2001, a decrease of $682 million. The major component of this decline was the absence of optical capacity asset sales (also known as indefeasible rights of use or "IRUs") which accounted for $427 million of the first quarter 2001 total revenues. Also contributing to the total decrease was a $196 million decline in total local voice revenues to $2.207 billion from $2.403 billion for the three months ended March 31, 2002 and 2001, respectively. Total local voice revenues were impacted by a decline of approximately 526,000 access lines from the end of the first quarter of 2001 to the end of the first quarter of 2002. In addition, total long-distance interLATA and intraLATA voice revenues ("long-distance") for the three months ended March 31, 2002 were $568 million compared with $640 million for the same period in 2001 which was primarily the result of a decline in minutes of use. Both the local voice revenue and long-distance revenue decreases were significantly impacted by continued weakness in the telecommunications industry and ongoing economic and competitive pressures from other telecommunications services providers in our local service area and nationally. Finally, part of our revenue reduction in 2002 is attributable to a strategic decision on our part to de-emphasize certain low-margin products.

     Partially offsetting the items contributing to the decrease in total revenue was growth in sales of data, IP and wireless products and services. IP and data services grew by $33 million and represented approximately 23% of our total revenues for the quarter ended March 31, 2002 as compared to 22% of our total revenues (excluding optical capacity asset and IP equipment sales of which there were none in the first quarter of 2002) for the quarter ended March 31, 2001. Increases in dial-up Internet access, DIA, ATM, ISDN and Web hosting contributed to the growth in total IP and data revenues. In addition, the number of our DSL customers grew to approximately 484,000 during the first quarter of 2002, up 58% over the comparable quarter of 2001. Wireless products and services revenues in the first quarter of 2002 grew by $42 million or 28% over the three months ended March 31, 2001. We added over 200,000 wireless customers since the first quarter of 2001 and our monthly revenue per customer increased from $50.00 to $51.00 for the three months ended March 31, 2001 and 2002, respectively. However, our net number of subscribers for the first quarter of 2002 remained relatively flat when compared to the number of subscribers at December 31, 2001. We have made a strategic decision to focus on our margins and cash flows in our wireless business through continued focus on our combined wireless and wireline service offerings. The monthly revenue per customer declined from the end of 2001 and reflects the changes in some of our calling plans where we are now including higher amounts of minutes in response to competitive pressures.

     Through the remainder of 2002, we anticipate generating incremental revenues as a result of historical seasonal revenues from our directory business, from increased capacity and performance from our existing sales channels, improved customer win-back and retention efforts, continued implementation of existing dial-up Internet access contracts and interLATA long-distance re-entry in our local service area.

  Segment operating revenues

     Below is a table that presents operating revenues by operating segment ("Other services" is not an operating segment and includes only unallocated corporate revenues and expenses). As of January 1, 2002, we changed our segment reporting to reflect the way we currently manage our operations. The new segments are: (1) business services, (2) consumer services, (3) wholesale services, (4) directory services and (5) network services. The 2001 amounts have been adjusted to reflect the new segment reporting.

                                      THREE MONTHS ENDED MARCH 31,
                                -----------------------------------------
                                 2002    % OF TOTAL    2001    % OF TOTAL   INCREASE/(DECREASE)
(DOLLARS IN MILLIONS)           ------   ----------   ------   ----------   -------------------
Business services.............  $1,545      35.3%     $1,782      35.3%      $(237)      (13.3)%
Consumer services.............   1,433      32.8%      1,466      29.0%        (33)       (2.3)%
Wholesale services............   1,021      23.4%      1,449      28.7%       (428)      (29.5)%
Directory services............     350       8.0%        342       6.8%          8         2.3%
Network services..............       8       0.2%          6       0.1%          2        33.3%
Other services................      12       0.3%          6       0.1%          6       100.0%
                                ------     -----      ------     -----       -----      ------
  Total operating revenues....  $4,369     100.0%     $5,051     100.0%      $(682)      (13.5)%
                                ======     =====      ======     =====       =====      ======

     On the statement of operations, network services revenues and other revenues are combined and shown as "Network services and other revenues" because neither of these amounts is individually material.

     The following table shows a breakdown of revenues by major products and services for the three primary segments.

                                    BUSINESS SERVICES   CONSUMER SERVICES   WHOLESALE SERVICES
                                    -----------------   -----------------   -------------------
                                      THREE MONTHS        THREE MONTHS         THREE MONTHS
                                     ENDED MARCH 31,     ENDED MARCH 31,      ENDED MARCH 31,
(DOLLARS IN MILLIONS)               -----------------   -----------------   -------------------
SERVICES & PRODUCTS:                 2002      2001      2002      2001       2002       2001
---------------------               -------   -------   -------   -------   --------   --------
IP and Data.......................  $  592    $  701    $   50    $   49     $  369     $  737
Voice -- long-distance............     210       236       114       164        244        240
Voice -- local....................     706       819     1,090     1,117        385        435
Wireless..........................      22        19       171       132         --          1
Other.............................      15         7         8         4         23         36
                                    ------    ------    ------    ------     ------     ------
  Total...........................  $1,545    $1,782    $1,433    $1,466     $1,021     $1,449
                                    ======    ======    ======    ======     ======     ======

     Business services revenues. Business services revenues are derived from voice, IP, data and wireless products and services provided to retail business customers. The decrease in business services revenues of $237 million for the three months ended March 31, 2002 as compared to the same period in 2001 was primarily attributable to the absence in 2002 of optical capacity asset sales which accounted for $146 million of business services revenues in the first quarter of 2001. Optical capacity asset sales decreased as customers shifted away from network asset purchases to arrangements that would better satisfy their short-term needs. Also contributing $133 million to the decline were lower local voice and long-distance revenues resulting from a weak regional and national economy, increased competition from various telecommunications providers and technology displacement. Included in the $133 million decrease was a decline in our sales of business telephone equipment and other voice-related customer premise equipment sold to businesses which declined $43 million in the first quarter of 2002 as compared to the first quarter of 2001 primarily as a result of reduced or delayed demand and a strategic decision on our part to de-emphasize certain low-margin products.

     Partially offsetting these decreases was an increase in sales of data and IP products and services. Excluding optical capacity asset sales (of which there were none in the first quarter of 2002), data and IP revenues increased $37 million in the first quarter of 2002 versus the same period in 2001. Private line, dial-up Internet access, DSL, Web hosting, ATM and ISDN all contributed to the growth. We believe revenues from data products and services will account for an increasingly larger portion of business services revenues in future periods.

     Consumer services revenues. Consumer services revenues are derived from sales of voice, IP, data and wireless products and services to the consumer market. Consumer services revenues for the first three months of 2002 were $1.433 billion compared with $1.466 billion for the first three months in 2001. The decrease of $33 million was principally attributable to a decline in our long-distance services both inside and outside our local service area. This drop was primarily caused by a decrease in minutes of use as a result of a strategic decision to de-emphasize our lower-margin consumer long-distance voice service outside our local service area. Also contributing to the decline was a drop in our access lines of 472,000 and reduced consumption of our enhanced service features (such as Caller ID, Call Waiting, 3-Way Calling and Voice Mail). Together, these losses resulted in a decrease of $17 million.

     Partially offsetting these decreases was an increase in sales of our wireless products and services from $132 million for the first quarter of 2001 to $171 million for the first quarter of 2002. The change was due to growth in the number of subscribers resulting in increased sales of wireless products and services as the average revenue per subscriber remained relatively flat, increasing from $50.00 per month in the first quarter of 2001 to approximately $51.00 per month in the first quarter of 2002.

     Wholesale services revenues. Wholesale services revenues are derived from network transport, switching and billing services provided within our local service area to IXCs, CLECs and wireless carriers. We also provide wholesale products and services such as voice, IP, data and wireless products and services primarily to the same telecommunications customers. Wholesale services revenues were $1.021 billion and $1.449 billion for the three months ended March 31, 2002 and 2001, respectively. The decrease of $428 million was primarily attributable to an absence of optical capacity asset and certain IP equipment sales which accounted for $367 million of our wholesale services revenues for the first quarter of 2001. The absence of optical capacity asset sales in the first quarter of 2002 was caused by customers shifting away from network asset purchases to arrangements that will better satisfy their short-term needs. The decline in IP equipment sales was primarily due to the substantial completion of the network of one of our substantial providers of services for our Internet dial platform. In addition, our switched access revenues declined by $42 million principally as a result of federal access reform that reduced the rates we can collect for these services. These reduced rates were somewhat offset by increased subscriber line charges ("SLCs"). We believe both these trends will continue. Wholesale services revenues also declined due to a drop in co-location and billing and collection revenues resulting from a reduction in the number of telecommunications providers caused by weakness in the telecommunications sector of the economy. Finally, our wholesale services revenues were also impacted to a limited extent by our decision to increase prices on certain services to improve profitability. This had the effect of reducing the number of minutes of use by customers who purchased those services.

     Directory services revenues. Directory services revenues are derived primarily from selling advertising in our published directories. Directory services revenues for the three months ended March 31, 2002 was $350 million compared to $342 million for the first quarter of 2001. The increase was primarily attributable to increased advertising rates. Partially offsetting the increase was a decrease of $6 million in revenue primarily associated with the extension of the time covered by a certain directory in 2001 from 12 months to 13 months

(13 months of revenue recognized in 2001 instead of 12). All books published during the first quarter of 2002 had 12 month service lives.

     The directory services revenues of $342 million in 2001 were impacted by the following changes in certain directory service lives. As a result of adjustments to shorten or lengthen the service life of certain directories in 2000 and the first quarter of 2001, first quarter 2001 revenues were $12 million lower than if these service life adjustments were not made. The $12 million was the result of netting a $28 million decrease from shortening one book in 2000 from 12 months to 11 months (the book was published in December 2000 instead of January 2001) against an aggregate $16 million increase. The increase resulted from one book that was lengthened from 12 months to 13 months in the first quarter of 2001 (13 months of revenue was recognized instead of 12) and four books whose service lives were shortened in 2000 from 12 months to 11 months (the 2001 editions were published in the first quarter of 2001 instead of the second quarter of 2001).

     Network services revenues. Network services revenues are generated primarily by leases of telephone poles. Network services revenues were $8 million and $6 million for the three months ended March 31, 2002 and 2001, respectively.

     Other revenues. Other revenues are derived principally from sub-rentals of office space and other miscellaneous revenues. Other revenues were $12 million and $6 million for the three months ended March 31, 2002 and 2001, respectively.

OPERATING EXPENSES

     Overview. Cost of sales includes the following costs directly attributable to a product or service: salaries and wages, benefits, materials and supplies, contracted engineering services, network access costs, computer systems support and the cost of products sold. Selling, general and administrative ("SG&A") expenses include salaries and wages not directly attributable to a product or service, benefits, sales commissions, bad debt charges, rent for administrative space, advertising, professional service fees, computer systems support and taxes other than income taxes. Below is a detailed analysis of the year-over-year variances for cost of sales and SG&A and a discussion of certain aggregate items. Since we combine cost of sales and SG&A for segment reporting purposes, the segment analysis will include both types of expenditures.

     Cost of sales. Cost of sales decreased to $1.575 billion for the three months ended March 31, 2002 from $1.796 billion for the same period in 2001. The change was primarily attributable to the absence in 2002 of optical capacity asset and certain IP equipment sales resulting in a reduction of cost of sales of $247 million. In addition, employee costs dropped by $70 million primarily as a result of lower employee levels associated with the Merger and restructuring plans. Also, professional fees declined by $35 million due to company-wide cost cutting measures.

     These cost of sales decreases were partially offset by an increase of $51 million in expensed salaries and wages (because of reduced work on construction projects and a corresponding shift of employee work to activities for which we do not capitalize their salaries and wages) and that portion of the total pension credit (net of other post-retirement benefits) included in cost of sales being lower by approximately $45 million. Also, a $156 million increase in costs associated with the new product platforms introduced in 2001 (such as our Internet dial, hosting infrastructure and managed wavelength service) was partially offset by a $133 million decline in costs as a result of lower demand for certain products and services as well as improvements in network efficiencies achieved throughout 2001 and 2002 .

     Cost of sales, as a percent of revenues, increased to 36.0% for the three months ended March 31, 2002 from 35.6% for the three months ended March 31, 2001. The 2001 percentage was impacted by the lower-margin optical capacity asset and certain IP equipment sales. In addition, the change was attributable to lower operating revenues, the costs incurred for the new product platforms where there has not yet been a corresponding proportional increase in revenues, higher proportional expensed salaries and wages and the reduction in the net pension credit.

     SG&A. SG&A for the three months ended March 31, 2002 and 2001 was $1.340 billion and $1.258 billion, respectively, representing an increase of $82 million. The increase in SG&A expenses was primarily attributable to: (1) an increase of $53 million relating to the integration of various computer systems,
(2) an increase in accruals for certain contingencies of $61 million and (3) that portion of the total pension credit (net of other post-retirement benefits) included in SG&A being lower by approximately $25 million. Partially offsetting these increases was a reduction in employee-related expense of $64 million.

     SG&A expenses, as a percentage of revenues, increased to 30.7% for the three months ended March 31, 2002 as compared to 24.9% for the three months ended March 31, 2001. The percentage increase was primarily attributable to lower operating revenue, higher professional fees, an increase in certain contingency accruals, greater purchases of expensed software and a lower net pension credit.

     Aggregate items. The total pension credit, net of other post-retirement benefits for the three months ended March 31, 2002 and 2001 was $14 million ($9 million after-tax or $0.01 per diluted share) and $84 million ($51 million after-tax or $0.03 per diluted share). The decrease in the total net pension credit was associated with the volatile equity market conditions in 2001 and 2000, scheduled pension benefit increases required under union contracts and rising health care rates (relating to post-retirement benefits).

     In April 2002, we announced that we expect to reduce our current workforce by an additional 2,000 employees through attrition, continued business process improvements and layoffs. These actions are the result of continuing weakness in both the telecommunications sector and the regional economy in our 14-state local service area, as well as increased competitive pressure. Although we do not expect to incur any significant costs associated with these actions and do not expect to record any accruals beyond our current accruals in our condensed consolidated financial statements no such assurance can be given.

  Segment operating expenses

     Below is a table that presents operating expense by operating segment:

                                       THREE MONTHS ENDED MARCH 31,
                                 -----------------------------------------
                                  2002    % OF TOTAL    2001    % OF TOTAL   INCREASE/(DECREASE)
(DOLLARS IN MILLIONS)            ------   ----------   ------   ----------   -------------------
Business services..............  $  440      15.1%     $  417      13.7%      $  23        5.5%
Consumer services..............     446      15.3%        461      15.1%        (15)      (3.3)%
Wholesale services.............     142       4.9%        143       4.7%         (1)      (0.7)%
Directory services.............     121       4.2%        127       4.2%         (6)      (4.7)%
Network services...............   1,399      48.0%      1,618      53.0%       (219)     (13.5)%
Other services.................     367      12.5%        288       9.3%         79       27.4%
                                 ------     -----      ------     -----       -----      -----
  Total operating expenses.....  $2,915     100.0%     $3,054     100.0%      $(139)      (4.6)%
                                 ======     =====      ======     =====       =====      =====

     Business services operating expenses. Business services operating expenses increased $23 million in the first quarter of 2002 as compared to the same period in 2001. The growth in expenses was primarily attributable to higher salaries and wages expenses associated with an increase in our sales force and additional employee-related costs. Partially offsetting these increases was a decline in facilities costs attributable to decreased sales of certain products and services.

     Consumer services operating expenses. Consumer services operating expenses were $446 million and $461 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $15 million. The decline in operating expenses was principally due to lower telemarketing expenses outside our local service area, reduced salaries and wages expense associated with lower employee levels and lower costs associated with reduced sales of wireless handsets and accessories. Partially offsetting these decreases was an increase in bad debt expense attributable to the weak local and national economy.

     Wholesale services operating expenses. Wholesale services operating expenses were relatively flat during the first quarter of 2002 versus the first quarter of 2001. A decline in access expenses relating to a decrease in sales of certain services and lower employee-related costs were offset by increases in bad debt expense and professional fees.

     Directory services operating expenses. Directory services operating expenses decreased $6 million during the first quarter of 2002 as compared to the first quarter of 2001. This drop was primarily attributable to lower advertising costs and salaries and wages associated with lower employee levels.

     Network services operating expenses. Network services operating expenses were $1.399 billion and $1.618 billion for the three months ended March 31, 2002 and 2001, respectively, a decrease of $219 million. The primary reason for the decline was a drop in costs associated with the absence in 2002 of optical capacity asset and certain IP equipment sales. Also contributing to the decrease was a drop in network expenses attributable to the elimination of numerous contractors (associated with the completion of the build-out of our network) and improvements in network efficiencies achieved throughout 2001 and 2002. Materials and supplies were lower as a result of our cost cutting measures and a decline in the number of installations relating to new customers. Partially offsetting these decreases was an increase in network costs associated with new product platforms introduced in 2001 and higher expensed salaries and wages because of reduced work on construction projects and a corresponding shift of employee work to activities for which we do not capitalize their salaries and wages.

     Other services operating expenses. Other services operating expenses increased $79 million in the first quarter of 2002 versus the same period in 2001. The main reason for the change was an increase in certain contingency accruals.

     Depreciation. Depreciation expense increased $223 million to $1.055 billion for the three months ended March 31, 2002 versus $832 million for the same period in 2001. Higher overall property, plant and equipment balances resulting from our capital spending programs in 2001 and 2000 contributed $166 million of the increase. Also included in the change was an increase of $40 million in our capitalized software amortization due to growth in 2001 and 2000 in purchases of software required to be capitalized.

     Goodwill and other intangible amortization. Amortization expense is primarily attributable to goodwill and other intangibles recorded as a result of the acquisition by Qwest of U S WEST, Inc. ("U S WEST") in June 2000 (the "Merger"). As required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, we ceased amortizing certain intangibles (goodwill, the excess basis in our KPNQwest, N.V. ("KPNQwest") investment, assembled workforce, tradename and certain wireless spectrum licenses). Only the product technology and customer list intangibles continue to be amortized in 2002. The decrease of $234 million in intangible amortization expense to $85 million for the three months ended March 31, 2002 from $319 million for the quarter ended March 31, 2001 is directly attributable to the implementation of SFAS No. 142. See Note 12 to the condensed consolidated financial statements for additional information on the impact of adopting SFAS No. 142.

     Merger-related and other charges. There were no charges associated with the Merger recorded in the three months ended March 31, 2002 because all costs associated with the Merger had been incurred by June 30, 2001.

     Total other expense (income) -- net. Interest expense was $411 million for the first quarter of 2002 compared to $338 million for the first quarter of 2001. The increase in interest expense was primarily attributable to increased borrowings required to fund the 2001 capital improvements to our network and the 2001 repurchase of our shares from BellSouth Corporation ("BellSouth"). In addition, the current status of our borrowing program has resulted in higher interest rates on new borrowings since December 31, 2001. Also contributing to the increase was a $31 million increase in interest expense associated with a decline in the amount of construction costs incurred for the three months ended March 31, 2002 as compared to the same period in 2001.

     We recorded a charge of $462 million relating to an other than temporary decline in value in our KPNQwest investment during the first quarter of 2002. For more information on this charge, see Note 3 to the condensed consolidated financial statements. We currently own 214 million shares of KPNQwest's common stock.

     Subsequent to March 31, 2002, the stock price of KPNQwest's common stock declined below its carrying value. On May 15, 2002, KPNQwest announced there is a significant risk that there may be no underlying value to either its debt or equity securities. In accordance with our policy to review the carrying value of our marketable equity securities on a quarterly basis for other than temporary declines in value, we will again assess pertinent factors, including the financial condition and prospects of KPNQwest and the European telecommunications industry, the severity of the decline of the stock price and the near-term potential for stock price recovery, in determining the timing and amount of a further write-down, which we believe will be significant.

     Included in our "loss on sales of investments and fair market value adjustments" line item was a $13 million charge for a reduction in the value of our warrant investments that was partially offset by a $3 million gain on the sales of certain equity investments, each recognized in the first quarter of 2002. During the first quarter of 2001, we incurred a loss of $139 million on our marketable equity securities for other than temporary declines in value, partially offset by a $23 million increase in the market value of our derivative financial instruments.

     Included in the "Other expense" line item for the three months ended March 31, 2002 and 2001, were losses of $134 million and $29 million, respectively, representing our share of the first quarter loses associated with our investments that we record under the equity method of accounting. These losses were primarily attributable to our investment in KPNQwest. The increase in the losses was due to a restructuring charge recorded by KPNQwest during the first quarter of 2002 and an increase in KPNQwest's operating loss. Also, we recorded a $39 million write-off of deferred costs associated with a contract termination.

     Provision for income taxes. The effective tax rates for the three months ended March 31, 2002 and 2001 were impacted by the KPNQwest foreign losses associated with our investment in KPNQwest. The first quarter of 2002 was also affected by the write down of our KPNQwest investment. In addition, the effective tax rate for the first quarter of 2001 was also impacted by the non-deductible amortization of goodwill and the KPNQwest excess basis. Excluding the effect of these items, the effective tax rate for the three months ended March 31, 2002 was 38.8% compared to the rate of 38.6% for the three months ended March 31, 2001.

     Extraordinary item -- early retirement of debt. During the first quarter of 2002, we repurchased, through direct exchange transactions, $97 million in face amount of debt issued by Qwest Capital Funding, Inc. ("QCF") and guaranteed by Qwest. In exchange for the debt, we issued approximately 9.9 million shares of our common stock out of treasury. The closing prices for our shares at the time the exchange transactions were consummated ranged from $8.29 per share to $9.18 per share and the weighted average cost of the stock issued from treasury was $42.53 per share. As a result of these transactions, we recorded a $9 million gain ($6 million on an after-tax basis).

     In March 2001, we completed a tender offer to buy back certain outstanding debt. In the tender, we repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, we incurred $106 million in premium payments ($65 million on an after-tax basis).

     Net loss (income). For the three months ended March 31, 2002, we incurred a net loss (before the extraordinary item associated with the early debt retirement) of $704 million compared to net income (before the extraordinary item associated with the early debt retirement) of $19 million for the three months ended March 31, 2001. The change was due primarily to a decrease in operating revenues associated with the absence in 2002 of optical capacity asset sales, the decline in the value of our KPNQwest investment, higher depreciation due to our capital spending programs in 2001 and 2000 and higher interest expense from increased borrowings to finance our capital spending programs. Partially offsetting these changes was a decrease in cost of sales associated with the absence in 2002 of optical capacity asset sales, a drop in Merger-related charges and a decrease in goodwill and other intangible amortization.

     Diluted loss per share. Diluted loss per share was $0.42 and $0.03 for the three months ended March 31, 2002 and 2001, respectively. The change resulted from the same items as previously described under "Net loss (income)."

     Adjusted EBITDA. Adjusted EBITDA was $1.454 billion and $1.997 billion for the three months ended March 31, 2002 and 2001, respectively. The principal reason for the decrease year-over-year was the absence in 2002 of optical capacity asset sales. In addition, adjusted EBITDA was impacted by reduced local voice services revenues, increased expenses associated with our investment in new product platforms for dial-up Internet access and managed wavelength services, increased expenses relating to our re-entry into the interLATA long-distance market within our local service area and reduced net pension credits.

     We expect our adjusted EBITDA margins to improve over the rest of 2002 as the result of revenue growth, employee reductions previously announced, improved profitability through selective pricing actions and a de-emphasis of certain low-margin products and lines of business, additional consolidation of overhead functions and continued strict management of expenses.

  Segment adjusted EBITDA

     Below is a table that presents adjusted EBITDA by operating segment:

                                      THREE MONTHS ENDED MARCH 31,
                               -------------------------------------------
                                2002     % OF TOTAL    2001     % OF TOTAL   INCREASE/(DECREASE)
(DOLLARS IN MILLIONS)          -------   ----------   -------   ----------   -------------------
Business services............  $ 1,105      76.0%     $ 1,365      68.4%      $(260)     (19.0)%
Consumer services............      987      67.9%       1,005      50.3%        (18)      (1.8)%
Wholesale services...........      879      60.5%       1,306      65.4%       (427)     (32.7)%
Directory services...........      229      15.7%         215      10.8%         14        6.5%
Network services.............   (1,391)    (95.7)%     (1,612)    (80.7)%       221      (13.7)%
Other services...............     (355)    (24.4)%       (282)    (14.2)%       (73)      25.9%
                               -------     -----      -------     -----       -----      -----
  Total adjusted EBITDA......  $ 1,454     100.0%     $ 1,997     100.0%      $(543)     (27.2)%
                               =======     =====      =======     =====       =====      =====

     We do not view adjusted EBITDA as an alternative measure of cash flows. Although reported trends in adjusted EBITDA are generally consistent with trends in our cash flows, adjusted EBITDA trends exclude cash flows associated with changes in working capital and capital expenditures. You can find additional information concerning our cash flows in "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Cash provided by operations decreased to $727 million for the three months ended March 31, 2002 from $1.333 billion for the 2001 comparable period. The change was primarily due to changes in accrued expenses including reductions in the accrued interest on bonds (due to the maturity of a bond during the first quarter of 2002), accrued facility costs (as a result of our cost cutting measures) and accrued payroll (due to the payment of certain employee benefits accrued as of December 31, 2001). In addition, our restructuring and Merger-related reserves decreased as a result of payments being made but no new charges being recorded.

     Investing Activities. Total capital expenditures were $1.196 billion and $2.943 billion for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures in 2002 have been focused primarily on maintenance of our network and re-entry into the interLATA long-distance market within our local service area. Included in the first quarter 2002 capital expenditures were $254 million of assets acquired as part of a synthetic lease retirement completed in the first quarter of 2002 (described below).

     We have revised our guidance for 2002 capital expenditures to $3.1 billion to $3.3 billion (although we have not adjusted for the assets acquired in the synthetic lease retirement). As a result, our estimated capital expenditures by operating segment are as follows (without giving effect to the synthetic lease assets): business services ($25 million), consumer services ($92 million), wholesale services ($1 million), directory services ($15 million) and network services ($2.872 billion). In addition, there is another $145 million of estimated capital expenditures associated with other parts of the business not considered to be part of a segment.

     Financing Activities. Cash provided by financing activities was $1.601 billion and $1.841 billion for the three months ended March 31, 2002 and 2001, respectively. In 2002 and 2001, we increased long-term borrowings to repay outstanding commercial paper and current maturities of long-term borrowings. During the first quarter of 2001, we reacquired 22.22 million shares of our common stock from BellSouth for $1.0 billion.

     In March 2001, we completed a cash tender offer to buy back certain outstanding debt. In the tender offer, we repurchased approximately $995 million in principal ($1.2 billion in face value) of outstanding debt. As a result of the repurchase, we incurred $106 million in premium payments ($65 million after reduction of $41 million in tax benefits).

     Until February 2002, we maintained commercial paper programs to finance short-term operating cash needs of the business. We had a $4.0 billion syndicated credit facility available to support our commercial paper programs. As a result of reduced demand for our commercial paper, we borrowed the full amount under this facility in February 2002 and used most of the proceeds to repay commercial paper. After repaying the commercial paper, we had approximately $800 million of proceeds remaining that we expect will be used to pay current maturities under short-term notes, long-term borrowings and capital lease obligations and to fund operations until we become free-cash flow positive. We use "free-cash flow" to refer to cash provided by operating activities (1) less cash used for investing activities (2) plus cash generated by the exercise of employee stock options and purchases of stock in the employee stock purchase plan (3) less any payments on common stock such as dividends or repurchases of common stock, if any. Free-cash flow represents cash flow as a source of liquidity. Our debt, net of excess unapplied cash, increased as of March 31, 2002 because some of the syndicated credit facility proceeds were used to fund operations during the first quarter as well as the purchase of property subject to synthetic lease arrangements. See the discussion below for additional information on our terminated synthetic lease arrangements.

     In March 2002, we amended the syndicated credit facility and subsequently converted the balance of the facility into a one-year term loan that will be due May 2003. As part of the amendment, we (i) increased the maximum debt-to-Consolidated EBITDA ratio from 3.75-to-1 to 4.25-to-1 through the quarter ending September 30, 2002, decreasing to 4.0-to-1 beginning December 31, 2002, and (ii) agreed to use a portion of net proceeds from future sales of assets and capital market transactions, including the issuance of debt and equity securities, to prepay the bank loan until the outstanding loan is $2.0 billion or less. "Consolidated EBITDA" as defined in the credit facility is a measure of EBITDA that starts with our net income and adds back certain items, primarily those of a non-cash or a non-operating nature.

     The amount drawn down under the $4 billion syndicated bank facility was initially distributed between two wholly-owned subsidiaries of Qwest, QCF and Qwest Corporation, with $3 billion assigned to QCF and $1 billion assigned to Qwest Corporation. In March 2002, Qwest Corporation issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. Following the amendment of the syndicated credit facility agreement, Qwest Corporation paid approximately $608 million of the proceeds from its March 2002 bond offering to reduce the total amount outstanding under the syndicated credit facility. Following the repayment and a redistribution of the amounts outstanding between QCF and Qwest Corporation, the syndicated credit facility had $3.39 billion outstanding as of March 31, 2002, all of which was assigned to QCF. The remaining net proceeds from the Qwest Corporation bonds will be used to repay short-term obligations and currently maturing long-term borrowings of Qwest Corporation, including obligations of Qwest.

     In February and March 2002, the credit ratings for Qwest and QCF were lowered one level to BBB by Fitch Ratings ("Fitch") and Standard and Poor's ("S&P") and two levels to Baa3 by Moody's Investor Service ("Moody's"). These ratings in the case of Fitch and S&P are the second lowest level, and in the case of Moody's, the lowest level, of investment grade. The ratings for Qwest Corporation were lowered two levels to BBB+ by Fitch, one level to BBB by S&P and two levels to Baa2 by Moody's. These ratings are, in the case of Fitch, the third lowest level of investment grade, and, in the case of S&P and Moody's, the second lowest level of investment grade. The commercial paper ratings for Qwest, Qwest Corporation and QCF were also lowered to F-3, P-3 and A-3 by Fitch, Moody's and S&P, respectively. On April 19, 2002, both Fitch and S&P reduced the credit ratings for Qwest and QCF one level to BBB-. In addition, Fitch and S&P also reduced their ratings for Qwest Corporation one level to BBB and BBB-, respectively. BBB is the second lowest level of investment grade for Fitch ratings and BBB- is the lowest level of investment grade for both Fitch and S&P ratings.

     Prior to 2002, we entered into structured finance transactions under which we agreed to lease from unrelated parties certain real estate properties, including corporate offices, network operations centers and Web hosting centers (CyberCenters(SM)). These are referred to as synthetic lease facilities. These leases had terms of six years and were accounted for as operating leases. In March 2002, we paid the full amount necessary to acquire all properties subject to the synthetic lease agreements and terminated these agreements. The purchase price of all such properties was approximately $254 million. As a result of the purchase, the loan commitments totaling $382 million were terminated and we are no longer liable for our residual value guarantees of up to $228 million that were only applicable if the leases expired at the end of their term.

     We are currently in compliance with all financial covenants in our credit facility and indentures as of the last measurement date.

     During the first quarter of 2002, we repurchased, through direct exchange transactions, $97 million in face amount of debt issued by QCF and guaranteed by Qwest. In exchange for the debt, we issued approximately 9.9 million shares of our common stock out of treasury. The closing prices for our shares at the time the exchange transactions were consummated ranged from $8.29 per share to $9.18 per share and the weighted average cost of the stock issued from treasury was $42.53 per share. As a result of these transactions, we recorded a $9 million gain ($6 million on an after-tax basis).

     As a result of the settlement reached with CSX Transportation, Inc. ("CSXT"), Qwest will pay CSXT $45 million on July 1, 2002 and $21.6 million on January 2, 2003. For a discussion of the benefits to be received by Qwest, see
Note 14 to our condensed consolidated financial statements.

     We intend to de-lever our balance sheet during 2002 through a number of available options including, issuing equity-based securities, selling assets or securities associated with those assets, possibly including, without limitation, wireless, access lines, directories, our applications service provider business and other non-core assets. We expect that these issuances and sales could generate net cash proceeds of $1.5 billion to $2.0 billion or more. There can be no assurance that we can successfully complete any individual option or that any of these will be completed before the end of the third quarter of 2002. In furtherance of our efforts to de-lever the balance sheet, on February 5, 2002, we filed a shelf registration statement with the Securities and Exchange Commission ("SEC") covering $2.5 billion of debt and equity securities. Neither the form of the security nor the timing of the offering have been determined. These will be dependent on the effective date of the registration and the then prevailing market conditions.

     As a result of the recent financing transactions and the amendments to our syndicated credit facility, we currently believe that cash flow from operations and available debt and equity financing will be sufficient to satisfy our anticipated cash requirements for operations for the next 12 months.

     We expect to be free-cash flow positive by the end of the second quarter of 2002. The type and timing of our efforts to de-lever our balance sheet may affect our ability to remain free-cash flow positive over the long-term.

     Financial Position. Total assets increased by $481 million from December 31, 2001 to March 31, 2002. The change was primarily attributable to a $1.1 billion increase in cash offset by a reduction in our investments of $625 million. The growth in cash was due to borrowings completed in the first quarter of 2002, the proceeds of which were to be used to retire short-term borrowings. Some of the short-term borrowings had not matured as of March 31, 2002 resulting in the increase in cash on hand at the end of the first quarter of 2002. The decrease in investments was caused primarily by the $462 million write-down of our KPNQwest investment for an other than temporary decline in value and our share of KPNQwest's net loss for the first quarter of 2002 of $130 million.

     Our current liabilities decreased by $94 million. This was principally due to a decline in accrued expenses as we made payments against our Merger-related and restructuring reserves. Offsetting this decrease was an increase of $343 million relating to our short-term borrowings associated with amounts borrowed under our syndicated credit facility (see Note 5 to the condensed consolidated financial statements for additional information concerning our syndicated credit facility). Long-term borrowings increased $1.2 billion during the first quarter of 2002 as compared to December 31, 2001 due to the $1.5 billion note issued by Qwest Corporation.

     Stockholders' equity decreased $686 million from December 31, 2001 to March 31, 2002. The decline was due primarily to the net loss for the first quarter of 2002 of $698 million. Changes in additional paid-in capital and treasury stock were primarily the result of the early retirement of $97 million in face value of debt discussed previously in the "Financing Activities" portion of this section.

RISK MANAGEMENT

     We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. At March 31, 2002, we did not hold any derivative instruments other than for hedging purposes.

     As of March 31, 2002 and December 31, 2001, approximately $3.8 billion and $3.6 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper rates and London Interbank Offered Rates ("LIBOR"). A hypothetical increase of one-percentage point in commercial paper rates and LIBOR would increase annual pre-tax interest expense by $38 million. As of March 31, 2002 and December 31, 2001, we also had approximately $1.3 billion and $1.2 billion, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $21.4 billion and $20.2 billion of long-term fixed rate debt at March 31, 2002 and December 31, 2001, respectively. A 1% increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of $1.0 billion and $1.1 billion at March 31, 2002 and December 31, 2001, respectively. A decrease of 1% in the interest rates on this debt would result in an increase in the fair value of these instruments of $1.1 billion and $1.2 billion at March 31, 2002 and December 31, 2001, respectively.

     During the first quarter of 2002, we recorded a charge of $462 million relating to an other than temporary decline in value in our KPNQwest investment. For more information on this charge, see Note 3 to the condensed consolidated financial statements. On May 15, 2002, KPNQwest announced there is a significant risk that there may be no underlying value to either its debt or equity securities. In which case, the value of our KPNQwest investment would be reduced to zero.

     Our equity investments in other publicly traded companies consists of the following (dollars in millions):

              MARCH 31, 2002                               DECEMBER 31, 2001
-------------------------------------------   -------------------------------------------
       UNREALIZED   UNREALIZED                       UNREALIZED   UNREALIZED
COST     GAINS        LOSSES     FAIR VALUE   COST     GAINS        LOSSES     FAIR VALUE
----   ----------   ----------   ----------   ----   ----------   ----------   ----------
 $4      $  --         $(1)          $3        $9        $2          $(1)         $10
 ==      =====         ===           ==        ==        ==          ===          ===

     The estimated potential loss in fair value resulting from a hypothetical 10% decrease in the March 31, 2002 prices quoted by stock exchanges would decrease the fair value of our equity investments by less than $1 million.

RECENT REGULATORY DEVELOPMENTS

     As a general matter, we are subject to substantial regulation, including requirements and restrictions arising under the 1996 Telecommunications Act (the "1996 Act"), state utility laws, and the rules and policies of the Federal Communications Commission ("FCC"), state Public Utilities Commissions ("PUCs") and other governmental entities. This regulation, among other matters, currently prohibits us (with certain exceptions) from providing retail or wholesale interLATA telecommunications services within our local service area and governs the terms and conditions under which we provide services to our customers (including competing CLECs, wireless service providers and IXCs in our local service area).

     Interconnection. The FCC is continuing to interpret the obligations of incumbent local exchange carriers ("ILECs") under the 1996 Act to interconnect their networks with, and make unbundled network elements available to, CLECs. These decisions establish our obligations in our local service area, and our rights when we compete outside of our local service area. In January 2002 the FCC initiated its Triennial Review of Unbundled Network Elements in which it seeks to ensure that the framework established in the 1996 Act remains current given advances in technology and developments in the markets for telecommunications services. The outcome of this proceeding may affect our current obligations regarding sharing our network with our competitors. In addition, state commissions continue to review our pricing of interconnection and network elements pursuant to applicable FCC rules. We currently have open dockets on the pricing of interconnection and unbundled network elements in 13 of the 14 states in which we operate as an ILEC.

     Access Pricing. The FCC has initiated a number of proceedings that could affect the rates and charges for access services that we sell or purchase. It is expected that these proceedings and related implementation of resulting FCC decisions will continue through 2002.

     On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service ("CALLS"). The adoption of the CALLS proposal resolved a number of outstanding issues before the FCC. The CALLS plan has a five-year life and provides for the following: elimination of the residential presubscribed interexchange carrier charge; increases in subscriber line charges; reductions in switched access usage rates; the removal of certain implicit universal service support from access charges and direct recovery from end users; and commitments from participating IXCs to pass through access charge reductions to end users. We opted into the five-year CALLS plan.

     InterLATA Long-Distance Entry. Several Regional Bell Operating Companies ("RBOCs") have filed for and received permission to enter into the interLATA long-distance business in several states. Although many of these applications have been supported by state PUCs, the FCC had rejected all applications until December 1999.

     We have filed applications with all of our local service area state PUCs for support of our planned applications to the FCC for authority to enter the interLATA long-distance business. Workshops and related proceedings are complete in twelve of our fourteen local service area states, and hearings are underway in the remaining two local service area states. We agreed to test operational support systems ("OSS") on a regional basis in thirteen states, and testing of those systems began in March 2001. Testing in Arizona was conducted separately, and began in February 2001. OSS testing and review processes are in their final stages and state proceedings on our applications are in progress. We currently plan to have filed for interLATA long-distance approval with the FCC for all states in our local service area in the second or third quarter of 2002 and expect to receive approval of the applications within 90 days of each filing. However, there can be no assurance that we will be in a position to make these applications to the FCC on our current schedule, or will obtain timely FCC approval of these applications.

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

     On May 3, 2002, the U.S. Appeals Court, District of Columbia, remanded this Order to the FCC for further proceedings and indicated the FCC may likely have the authority to elect this type of reciprocal compensation rate scheme.

CONTINGENCIES

     We have certain pending legal and regulatory matters. You can find information regarding such matters in Note 6 to the condensed consolidated financial statements.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. As required, we adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will reduce our amortization expense by approximately $900 million annually, beginning January 1, 2002. Because goodwill amortization expense is non-deductible for tax purposes, the impact on net income should be an increase of approximately $900 million. Upon adoption of SFAS No. 142, the carrying value of goodwill will be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. We are continuing to evaluate the impact of adopting this portion of the standard and believe the effect of adoption could be a loss from a change in accounting principle of approximately $20 billion to $30 billion. This change in accounting principle will be reflected as a reduction in the carrying value of goodwill and is expected to be recorded in the second quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. As required, we will adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long-lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long-lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires that long-lived assets to be disposed of by other than a sale for cash are to be accounted for and reported like assets being held and used, except the impairment loss is recognized at the time of the disposition. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. In addition, depreciation is to cease at the same time. As required, we adopted SFAS No. 144 effective January 1, 2002. Accordingly, we no longer recognize revenues from optical capacity transactions on sales-type leases since, as a result of SFAS No. 144, all our optical capacity assets are classified as property, plant and equipment rather than assets held for sale.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

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

RISK FACTORS IMPACTING FORWARD-LOOKING STATEMENTS

     The important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

     - the duration and extent of the current economic downturn in our 14-state local service area, including its effect on our customers and suppliers;

     - any adverse outcome of the SEC's current inquiries into our accounting policies, practices and procedures;

     - adverse results of increased review and scrutiny by regulatory authorities, media and others (including any internal analyses) of financial reporting issues and practices or otherwise;

     - rapid and significant changes in technology and markets;

     - failure to achieve the projected synergies and financial results expected to result from the acquisition of U S WEST, and difficulties in combining the operations of the combined company;

     - our future ability to provide interLATA services within our 14-state local service area;

     - potential fluctuations in quarterly results;

     - volatility of our stock price;

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

     - adverse changes in the regulatory or legislative environment affecting our business;

     - adverse developments in commercial disputes or legal proceedings; and

     - changes in the outcome of future events from the assumed outcome included in our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2001, as the same may be amended.

     The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analyst's expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. In addition, we make no representation with respect to any materials available on the Internet, including materials available on our website.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Qwest and its subsidiaries are subject to claims and proceedings arising in the ordinary course of business. For discussion of other legal proceedings, see
Note 6 to the condensed consolidated financial statements. The following describes matters since March 31, 2002 with respect to certain legal proceedings.

     On April 3, 2002, the SEC issued a formal order of investigation that made formal the investigation on March 8, 2002. The investigation relates to (1) our sales of optical assets (IRUs), particularly with respect to contemporaneous transactions, (2) sales of equipment to companies from which we then bought Internet services or to which we contributed equity financing, including sales to KMC Telecom Holdings, Inc. ("KMC") and Calpoint LLC, and (3) changes in the production schedules and lives of some of our directories. Contemporaneous transactions are arrangements involving two simultaneous transactions; one to sell optical capacity to a company and one to purchase optical capacity from the same company. We are fully cooperating with the SEC. Although we cannot predict what policies, practices or procedures, if any, with which the SEC may take issue we do not believe that if the SEC were to require us to restate earnings for prior periods (including 1999, 2000 or 2001) it would have a material effect on our previously stated revenues or adjusted EBITDA (as defined in Note 8 to the condensed consolidated financial statements) on an as reported basis prepared in accordance with GAAP ("As Reported") or a pro forma normalized basis. However, if the SEC were to require such a restatement, it may have a material effect on our reported net income or earnings per share, on an As Reported or pro forma normalized basis, for 1999 through 2001.

     We understand that the SEC has been focusing on pro forma reporting presentations by public companies. With respect to us, the staff of the SEC has conducted an inquiry about our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our acquisition of U S WEST. The staff has decided to recommend that the SEC authorize an action against us that would allege we should also have included in the earnings release a statement of our GAAP earnings. We believe that an action by the SEC would be without merit.

     On April 3, 2002, April 17, 2002 and April 22, 2002, three purported class action complaints were filed in federal district court in Colorado against us, Joseph P. Nacchio and Robin R. Szeliga. These complaints purport to be filed on behalf of purchasers of our publicly traded stock between January 16, 2000 and February 13, 2002. The complaints allege generally the same facts as the two purported class actions filed on February 19 and February 25, 2002, and like those actions, allege that during the putative class period, we and the individual defendants made materially false statements regarding the results of operations in violation of section 10(b) of the Exchange Act, that the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that our financial results during the putative class period, and statements regarding those results, were false and misleading due to the alleged failure to disclose four transactions between us and KMC. The complaints seek unspecified compensatory damages and other relief. By court order dated May 6, 2002, the court ordered that the April 3, 2002 lawsuit and any other actions that the court deems to be sufficiently related to the consolidated securities action will be consolidated with the same.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed for Qwest through the filing of this Form 10-Q.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (3.1)           -- Amended and Restated Certificate of Incorporation of
                            Qwest (incorporated by reference to Qwest's Registration
                            Statement on Form S-4/A, File No. 333-81149, filed
                            September 17, 1999).
         (3.2)           -- Amended and Restated Bylaws of Qwest (incorporated by
                            reference to Qwest's Annual Report on Form 10-K for the
                            year ended December 31, 2000).
         (4.1)           -- Indenture, dated as of October 15, 1997, with Bankers
                            Trust Company (including form of Qwest's 9.47% Senior
                            Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto)
                            (incorporated by reference to exhibit 4.1 in Form S-4 as
                            declared effective on January 5, 1998 (File No.
                            333-42847).
         (4.2)           -- Indenture dated, as of August 28, 1997, with Bankers
                            Trust Company including form of Qwest's 10 7/8% Series B
                            Senior Discount Notes due 2007 as an exhibit
                            thereto)(incorporated by reference to Qwest's Annual
                            Report on Form 10-K for the year ended December 31,
                            1997).
         (4.3)           -- Indenture dated as of January 29, 1998 with Bankers Trust
                            Company (including form of Qwest's 8.29% Senior Discount
                            Notes due 2008 and 8.29% Series B Senior Discount Notes
                            due 2008 as an exhibit thereto)(incorporated by reference
                            to Qwest's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
         (4.4)           -- Indenture, dated as of November 4, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.50% Senior
                            Discount Notes due 2008 and 7.50% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.5)           -- Indenture, dated as of November 27, 1998, with Bankers
                            Trust Company (including form of Qwest's 7.25% Senior
                            Discount Notes due 2008 and 7.25% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's Registration
                            Statement on Form S-4, File No. 333-71603, filed February
                            2, 1999).
         (4.6)           -- Registration Agreement, dated November 27, 1998, with
                            Salomon Brothers Inc. relating to Qwest's 7.25% Senior
                            Discount Notes due 2008 (incorporated by reference to
                            Qwest's Registration Statement on Form S-4, File No.
                            333-71603, filed February 2, 1999).
         (4.7)           -- Indenture, dated as of June 23, 1997, between LCI
                            International, Inc. and First Trust National Association,
                            as trustee, providing for the issuance of Senior Debt
                            Securities, including Resolutions of the Pricing
                            Committee of the Board of Directors establishing the
                            terms of the 7.25% Senior Notes due June 15, 2007
                            (incorporated by reference to Exhibit 4(c) in LCI's
                            Current Report on Form 8-K, dated June 23, 1997).
         (4.8)           -- Registration Rights Agreement, dated August 20, 1999,
                            between U S WEST Capital Funding, Inc., U S WEST, Inc.,
                            J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            U S WEST's Form S-4 Registration Statement, File No.
                            333-92523, filed December 10, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4.9)           -- Indenture, dated as of June 29, 1998, by and among U S
                            WEST Capital Funding, Inc., U S WEST, Inc., and The First
                            National Bank of Chicago (now known as Bank One Trust
                            Company, National Association), as Trustee (incorporated
                            by reference to U S WEST's Current Report on Form 8-K,
                            dated November 18, 1998, File No. 1-14087).
         (4.10)          -- First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST,
                            Inc., Qwest Communications International Inc., and Bank
                            One Trust Company, as Trustee (incorporated by reference
                            to Qwest's quarterly report on Form 10-Q for the quarter
                            ended June 30, 2000).
         (4.11)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of January 29, 1998 with
                            Bankers Trust Company (including form of Qwest's 8.29%
                            Senior Discount Notes due 2008 and 8.29% Series B Senior
                            Discount Notes due 2008 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.12)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of October 15, 1997 with
                            Bankers Trust Company (including form of Qwest's 9.47%
                            Senior Discount Notes due 2007 and 9.47% Series B Senior
                            Discount Notes due 2007 as an exhibit thereto)
                            (incorporated by reference to Qwest's quarterly report on
                            Form 10-Q for the quarter ended March 31, 2001).
         (4.13)          -- First Supplemental Indenture, dated as of February 16,
                            2001, to the Indenture dated as of August 28, 1997 with
                            Bankers Trust Company (including form of Qwest's 10 7/8%
                            Series B Senior Discount Notes due 2007 as an exhibit
                            thereto) (incorporated by reference to Qwest's quarterly
                            report on Form 10-Q for the quarter ended March 31,
                            2001).
        (10.1)*          -- Employment Agreement dated January 1, 2002 with Afshin
                            Mohebbi (incorporated by reference to Qwest's Form 10-K
                            for the year ended December 31, 2001).
        (10.2)           -- Amended and Restated Credit Agreement, dated as of March
                            12, 2002, among Qwest Capital Funding, Inc., Qwest
                            Corporation, Qwest Communications International Inc. and
                            the banks listed therein (incorporated by reference to
                            Qwest's Current Report on Form 8-K, dated March 18, 2002,
                            File No. 1-15577).

---------------

( ) Previously filed.

 *  Executive Compensation Plans and Arrangements.

     (b) Reports on Form 8-K:

          (i) On January 30, 2002, Qwest filed a report on Form 8-K regarding its results of operations for the fourth quarter of 2001 and the full year 2001.

          (ii) On February 6, 2002, Qwest filed a report on Form 8-K regarding a wholesale service agreement with BellSouth Corporation.

          (iii) On February 15, 2002, Qwest filed a report on Form 8-K regarding certain transactions with KMC Telecom Holdings, Inc.

          (iv) On March 4, 2002, Qwest filed a report on Form 8-K regarding a conference call with the media, analysts, investors and other interested persons.

          (v) On March 6, 2002, Qwest filed a report on Form 8-K regarding proposed amendments to its syndicated credit facility.

          (vi) On March 11, 2002, Qwest filed a report on Form 8-K regarding an informal inquiry from the Securities and Exchange Commission.

          (vii) On March 12, 2002, Qwest filed a report on Form 8-K regarding the completion of a debt offering by a wholly-owned subsidiary, Qwest Corporation.

          (viii) On March 18, 2002, Qwest filed a report on Form 8-K regarding the amendment of its syndicated credit facility.

          (ix) On March 20, 2002, Qwest filed a report on Form 8-K regarding a conference call with the media, analysts, investors and other interested persons.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QWEST COMMUNICATIONS INTERNATIONAL INC., a Delaware corporation

                                        By:       /s/ ROBIN R. SZELIGA
                                           -------------------------------------
                                                     Robin R. Szeliga
                                            Executive Vice President -- Finance
                                                and Chief Financial Officer
                                                         (Principal
                                              Financial and Chief Accounting
                                                          Officer)

May 15, 2002