Form 10-K/A
period 2001-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2002-11-22
CIK 1037949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2001
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to

Commission File No. 000-22609

Qwest Communications International Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1339282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 California Street, Denver, Colorado 80202
Telephone Number (303) 992-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Qwest Common Stock ($0.01 per share, par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     On October 31, 2002, 1,695,357,480 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates was approximately $4,712,062,296.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [x]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

     This document contains statements about expected future events and financial results that are forward-looking and subject to risks and uncertainties. Please refer to page 3 of Form 10-K for a discussion of factors that could cause actual results to differ from expectations.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement for Qwest’s 2002 Annual Meeting of Stockholders held June 4, 2002	Part III, Items 10 and 13

Item 10. Directors and Executive Officers of the Registrant
Item 13. Certain Relationships and Related Transactions
SIGNATURES
CERTIFICATIONS

     This Amendment on Form 10-K/A amends Items 10 and 13 of the Annual Report on Form 10-K filed on April 1, 2002, by Qwest Communications International Inc. Except as expressly provided below, no information, including Qwest’s existing Annual Report on Form 10-K filed on April 1, 2002, is incorporated into or forms any part of this report.

Item 10. Directors and Executive Officers of the Registrant

     The information in Item 10 of this Annual Report on Form 10-K/A incorporates by reference solely the information required by Item 10 of Part III of this report, which information consists of the matters set forth on pages 10 through 14 under the caption “Board of Directors” and “Executive Officers and Management” in Qwest Communications International Inc.’s (“Qwest”, “us”, “we”, “our”) definitive proxy statement filed with the Securities and Exchange Commission on April 8, 2002. In addition to the biographical information that appears in the definitive proxy statement concerning our directors, Thomas J. Donohue, a director of Qwest, serves on the boards of Union Pacific Corporation, XM Satellite Radio Holdings Inc. and Sunrise Assisted Living Corporation; Cannon Y. Harvey is a director of Forest Oil Corporation; and Peter S. Hellman served as a director of TRW, Inc. from 1995 to 1999 and not 1991 to 1994.

Item 13. Certain Relationships and Related Transactions

     Other than as set forth below, the information in Item 13 of this Annual Report on Form 10-K/A incorporates by reference solely the information required by Item 13 of Part III of this report, which information consists of the matters set forth on page 14 under the caption “Certain Transactions and Legal Proceedings” and on pages 27 and 28 under the caption “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement filed with the SEC on April 8, 2002.

     As previously disclosed, Qwest and AC (defined below) purchased from Koninklijke KPN N.V. (“KPN”), the Dutch telecommunications company, approximately 14 million shares and six million shares, respectively, of KPNQwest N.V. (“KPNQwest”), a European communications joint venture between Qwest and KPN, for $4.58 per share in December 2001. AC’s purchase was at our request and with the approval of the disinterested members of our board of directors. After giving effect to this transaction, Qwest held approximately 47.5% of KPNQwest’s outstanding shares. In March 2002, KPNQwest acquired certain assets of Global TeleSystems Europe B.V. (“GTS”) for convertible notes of KPNQwest with a face amount of 211 million Euros, among other consideration, under an agreement entered into in October 2001. As disclosed to Qwest’s board of directors, a subsidiary of AC had become a creditor of GTS in 2001. Qwest understands that in 2001 and 2002, as part of a group of GTS bondholders, the AC subsidiary also provided interim financing to GTS. In connection with the consummation of KPNQwest’s acquisition of the GTS assets, the AC subsidiary received a distribution of such notes with a face amount of approximately 37 million Euros. Qwest understands that the allocation of notes to the AC subsidiary was determined by a creditor committee for GTS which did not include any representatives of AC, and neither the KPNQwest notes nor the shares referenced above, both of which are still held by AC, have any current value. As previously disclosed, Philip F. Anschutz, a director (and formerly non-executive chairman of the board of directors) of Qwest, is the beneficial owner of all of the outstanding shares of Anschutz Company (“AC”), which is the largest shareholder of Qwest.

     In 2000, Qwest decided to sell an aircraft and purchase a different aircraft. Qwest decided to do so in the form of a “like-kind exchange” transaction under Section 1031 of the Internal Revenue Code, as amended. A like-kind exchange transaction is one in which a company sells an asset and purchases a similar, or like-kind, asset. In order to qualify as a like-kind exchange, the sale of the old asset and the purchase of the new asset must take place within six months of each other. This is often done when upgrading vehicles, aircraft, FCC licenses or real estate. The benefit of a like-kind exchange is that the company is not taxed on the sale at the time of the exchange, similar to the rules that permit the deferral of taxes upon the sale of a house and purchase a new one, thereby encouraging investment and generating economic growth. In November 2000, Qwest engaged a third party to facilitate the aircraft exchange, and in December 2001, transferred its aircraft to this party and acquired from the same party another aircraft, which it had acquired on Qwest’s behalf. Qwest also began marketing the aircraft it intended to sell through an aircraft broker. At the end of March 2001, Qwest received an offer from an independent third party to purchase the aircraft for $7.65 million. However, the sale was not completed because the third party failed to consummate the purchase. In early May 2001, after Qwest had not found another party to acquire the aircraft it intended to sell, and as the six-month period to complete the like-kind exchange was nearing an end, a subsidiary of AC agreed to purchase the aircraft for $7.6 million, which resulted in significant tax deferrals and savings for Qwest. This transaction was approved by the disinterested members of our board of directors.

     As previously disclosed, Craig R. Barrett, a director of Qwest, is chief executive officer of Intel Corporation. From time to time, Intel or entities controlled by it, have taken and may take positions in companies with which we may conduct business. Typical examples of such companies in which Intel has invested in the past include Covad Communications Group, Inc., Raindance Communications, Inc., Telera Corp. and Williams Communications Group Inc. Intel no longer has investments in any of these example companies.

     As previously disclosed, Vinod Khosla, a director of Qwest, is a general partner of Kleiner, Perkins, Caufield and Byers (“KPCB”), a venture capital firm. From time to time, KPCB or entities controlled by it have taken and may take positions (including control positions) in, and have designated and may designate persons (including Mr. Khosla) on the boards of, companies with which we may conduct business. These companies include Centrata Inc., Corvis Corporation, Juniper Networks, Inc. and OnFiber Communications, Inc.

     As previously disclosed, Marilyn Carlson Nelson, a director of Qwest from June 2000 until her resignation in June 2002, has been Chairman, President and Chief Executive Officer of Carlson Companies, Inc. (“CCI”) since 1998. She is also a Board Member of CWT Holdings B.V., in which CCI has, through its affiliates, a 50% interest. CWT Holdings B.V is the parent company of Carlson Wagonlit Travel, Inc. Qwest has paid Carlson Wagonlit Travel, Inc. for travel agency services approximately $930,000 in 2000, $2.3 million in 2001 and $215,000 in 2002 (through March). Qwest has also paid the Carlson Marketing Group, Inc. a wholly owned subsidiary of CCI for marketing and other services supplied by Carlson Marketing Group, Inc. and, as the case may be, for goods or travel, hospitality or other services supplied by third parties, approximately $4.5 million in 2000, $335,000 in 2001 and $165,000 in 2002 (through March), of which Qwest understands approximately $2.8 million, $335,000 and $165,000 are the approximate net revenue to the Carlson Marketing Group for each respective period.

     Since September of 2001, W. Thomas Stephens, a director of Qwest, has been the Deputy Chair of the Board of NorskeCanada (formerly Norske Skog Canada Ltd.). Pacifica Papers, Inc., which was acquired by Norske Skog Canada Ltd. in 2001, is a supplier of paper products to our directories business, Qwest Dex, Inc. under a ten-year contract beginning in 1994. In connection with that contract, which terminates on December 31, 2003, we paid Pacifica Papers approximately $23.7 million and $6.2 million in 2001 and 2002 (through March), respectively. Mr. Stephens is also a director of Xcel Energy Inc., a power company that supplies power to Qwest in certain states.

     In addition, several of our directors are directors of or are otherwise associated with or have investments in companies with which Qwest or its directors, officers and employees may do business (including purchasing products or services) from time to time.

     By including the foregoing information in this amendment to Qwest’s annual report on Form 10-K/A, Qwest does not acknowledge that disclosure of such information is required by applicable law or that the information is material. Qwest does not commit to make disclosures not required under applicable law.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on November 20, 2002.

Qwest Communications International Inc., a Delaware corporation

By:	/s/ Oren G. Shaffer Oren G. Shaffer Vice Chairman and Chief Financial Officer

CERTIFICATIONS

I, Richard C. Notebaert, Chairman and Chief Executive Officer of Qwest Communications International Inc., certify that:

1.     I have reviewed this report on Form 10-K/A of Qwest Communications International Inc.; and

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

November 20, 2002	By:	/s/ Richard C. Notebaert Richard C. Notebaert Chairman and Chief Executive Officer

I, Oren G. Shaffer, Vice Chairman and Chief Financial Officer of Qwest Communications International Inc., certify that:

1.     I have reviewed this report on Form 10-K/A of Qwest Communications International Inc.; and

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

November 20, 2002	By:	/s/ Oren G. Shaffer Oren G. Shaffer Vice Chairman and Chief Financial Officer