Form 10-K
period 2002-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2003-10-16
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File No. 000-22609

QWEST COMMUNICATIONS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1339282 (I.R.S. Employer Identification No.)
1801 California Street, Denver, Colorado 80202 Telephone Number (303) 992-1400
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Qwest Common Stock ($0.01 per share, par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        On September 30, 2003, 1,761,634,561 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates as of June 30, 2003 was approximately $4.8 billion.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Item	Description
PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Consolidated Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accounting Fees and Services
PART IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

        We provide local telecommunications and related services, IntraLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We provide InterLATA long-distance services outside our local service area and switched InterLATA long-distance services (as a reseller) in all states within our local service area other than Arizona. We also provide reliable, scalable and secure broadband data, voice and video communications outside our local service area as well as globally.

        We were incorporated under the laws of the State of Delaware in 1997. Pursuant to a merger with U S WEST, Inc. on June 30, 2000, which we refer to as the Merger, we acquired all the operations of U S WEST and its subsidiaries. For information regarding the Merger see Part II, Item 7 below. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, see the risk factors described in "Special Note Regarding Forward-Looking Statements" in Part II, Item 7 below.

Operations

        As a result of a change in our segments in December 2002, we have presented our operations for the periods covered by this report on the basis of our products and services in three segments: (1) wireline services; (2) wireless services; and (3) other services. We also maintained, until September 2003, a fourth segment consisting of our directory publishing business. Our remaining directory publishing business was sold in September 2003 to a group of private equity investors. As a result, for purposes of calculating the percentages of revenue of our segments provided below, we have excluded the impact of revenue from our directory publishing business. For additional financial information about our segments see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report and Note 18—Segment Information to our consolidated financial statements in Item 8 of this report. The segment revenue percentages contained in this section are based upon financial results prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP.

        We market and sell our products and services to consumer and business customers. In general, our business customers fall into the following categories: (1) small businesses; (2) national and global businesses; (3) governmental entities; and (4) public and private educational institutions. We also provide our products and services to other telecommunications providers on a wholesale basis.

Impact of Restatement

        This report contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. We performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and identified a number of errors. The nature of the errors and the restatement adjustments that we have made to our financial statements for the years ended December 31, 2001 and 2000 are set forth in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report. The net impact of the restatement adjustments include the following:

	December 31,
	2001	2000
	(in millions, except per share amounts)
Revenue	$(1,543)	$(945)
Loss before income taxes, discontinued operations and cumulative effect of change of accounting principle	(2,497)	(1,432)
Net loss	(1,580)	(956)

Loss per share	$(0.95)	$(0.76)

        Additionally, we recorded a $353 million adjustment to reduce January 1, 2000 beginning retained earnings related to our restatement of our directory publishing revenues and costs and the related deferred income tax effects.

        The restatements involve, among other matters, revenue recognition issues related to optical capacity asset transactions, equipment sales, directory publishing and purchase accounting. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods. Also, in certain of these transactions, once a determination to restate was made for one reason, we did not continue to pursue whether there were other reasons for restatement such as questions concerning the fair market value or business purpose of one or more of these transactions.

        Please note that our consolidated financial statements do not include financial results of pre-Merger Qwest for any period prior to the June 30, 2000 merger. This is due to U S WEST being deemed the acquirer in the Merger for financial statement accounting purposes. Pre-Merger transactions entered into by Qwest are not being restated, although certain of these transactions (principally the optical capacity asset transactions) may have been accounted for by pre-Merger Qwest under policies and practices similar to those for which post-Merger transactions are being restated.

Wireline Services

        We offer a wide variety of wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our telecommunications network, which consists of both our traditional telephone network and our fiber optic broadband network. The traditional telephone network is defined as all equipment used in processing telecommunications transactions within our local service area and forms a portion of the public switched telephone network, or PSTN. The PSTN refers to the worldwide voice telephone network that is accessible to every person with a telephone and a dial tone. Our traditional telephone network is made up of both copper cables and fiber optic broadband cables and serves approximately 16.5 million access lines (access lines are telephone lines reaching from a central office to customers' premises).

        Our fiber optic broadband network extends over 180,000 miles to major cities worldwide and enables long-distance voice services and data and Internet services outside our local service area. Outside our local service areas, we rely on our completed metropolitan area network, or MAN rings. We utilize our existing MAN fiber rings and in-building rights-of-way to expand service to existing customers and provide service to new customers who have locations on or near a ring or in a building where we have a right-of-way or a physical presence. The MAN fiber rings allow us to provide such customers end-to-end connectivity for our broadband data services to large and multi-location enterprises and other telecommunications carriers in key United States metropolitan markets.

End-to-end connectivity provides customers with the ability to transmit and receive information at high speed through the entire connection path rather than be limited by dial-up connection speeds.

  Wireline Products and Services

        The following reflects the key categories of our wireline products and services.

        Local Voice Services—Consumer and Business.    Through our traditional telephone network, we originate and terminate local voice services within local exchange service territories as defined by the state Public Utility Commissions, or PUCs. These local voice services include:

  •
  basic local exchange services provided through access lines connected to our portion of the PSTN;

  •
  switching services for customers' internal communications through facilities that we own;

  •
  various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling; and

  •
  enhanced voice services, such as voice mail.

        Other Voice Services—Consumer and Business.    We also offer the following services that are related to our local and long-distance voice services offerings:

  •
  operator services, including directory assistance;

  •
  public telephone service;

  •
  collocation services (i.e. hosting of another provider's telecommunications equipment in our facilities); and

  •
  voice Customer Premises Equipment, or CPE.

        Long-Distance Voice Services—Consumer and Business.    We provide three types of long-distance communications services to our consumer and business customers.

  •
  We provide IntraLATA long-distance service to our customers nationwide including within our local service area. IntraLATA long-distance service refers to services that cross local exchange area boundaries but originate and terminate within the same geographic local access and transport area, or LATA. These services include calls that terminate outside a caller's local calling area but within their LATA and wide area telecommunications service or "800" services for customers with highly concentrated demand.

  •
  We provide InterLATA long-distance services nationwide except in Arizona where we have not yet received approval from the Federal Communications Commission, or the FCC. These services include originating long-distance services for communications that cross LATA boundaries, and "800" services. We filed our application for InterLATA long-distance approval for Arizona with the FCC on September 4, 2003. Within our local service area, we are limited to providing switched InterLATA long-distance services, through a third-party reseller. We will only offer switched InterLATA long-distance services as a reseller until we comply with certain additional FCC requirements, after which point we will be able to offer InterLATA long-distance services within our local service area using our proprietary network assets.

  •
  We also provide international long-distance services for voice calls that terminate or originate with our customers in the United States.

        For the years ended December 31, 2002, 2001 and 2000, revenue from voice services accounted for approximately 70%, 72% and 77%, respectively, of our total revenue from continuing operations, as restated.

        Data and Internet Services—Consumer and Business.    We offer a broad range of products and professional services to enable our customers to transport voice, data and video telecommunications at speeds ranging from 14.4 kilobits per second to 10 gigabits per second. Our customers use these products and services in a variety of ways. Our business customers use them to facilitate internal and external data transmissions, such as transferring files from one location to another. Our consumer customers use them to access email and the Internet under a variety of connection speeds and pricing packages. We provide our data and Internet services in our local service area, nationally and internationally. However, we are limited in the number of products and services we are able to provide within our local service area until we comply with certain additional FCC requirements.

        Some of our data and Internet services are described below.

  •
  Asynchronous Transfer Mode, or ATM, which is a broadband, network transport service that provides a fast, efficient way to move large quantities of information over our highly reliable, scalable and secure fiber optic broadband network.

  •
  Frame relay, which is a switching technology that allows data to travel in individual packets of variable length. The key advantage to this approach is that a frame relay network can accommodate data packets of various sizes associated with virtually any data protocol.

  •
  Private lines, which are direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites. Private lines offer a secure solution for frequent communication of large amounts of data between sites.

  •
  Dedicated Internet Access, or DIA, which offers customers Internet access ranging from 128 kilobits per second to 2.4 gigabits per second.

  •
  Virtual Private Network, or VPN, which allows businesses with multiple locations to create a private network accessible only by their various offices. VPN provides businesses with a cost-effective alternative to meet their communication needs.

  •
  Internet Dial Access, which provides Internet Service Providers, or ISPs, and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

  •
  Digital Subscriber Line, or DSL, which provides consumer and business customers a digital modem technology that converts their existing telephone lines into higher speed facilities for video and high-speed data communications to the Internet or private networks. Substantially all of our DSL customers are currently located within our local service area.

  •
  Web Hosting, which provides data center services. In its most basic form, web hosting includes space, power and bandwidth. We also offer a variety of server and application management and professional web design services. During 2002, we operated as many as 16 web hosting centers, or CyberCenters(SM). Due to reduced actual and forecasted demand, we have sold or closed several of our CyberCenters, and we currently operate nine CyberCenters.

  •
  Professional Services, which include network management, the sale, installation and maintenance of data CPE and the building of proprietary fiber-optic broadband networks for our governmental and other business customers.

        For the years ended December 31, 2002, 2001 and 2000, revenue from data and Internet services accounted for approximately 25%, 24% and 19%, respectively, of our total revenue from continuing operations, as restated.

  Strategic Relationships

        From time to time we negotiate and enter into strategic relationships to expand our wireline services total product offering. For example, we recently entered into strategic marketing arrangements with DIRECTV, Inc. and Echostar Communications Corporation to allow us to bundle satellite television products and services of these companies with our traditional telecommunications, data and Internet offerings in several markets in our local service area, including Colorado, Nebraska, Arizona and Washington. We believe relationships such as these will be important for us to provide the full suite of products being demanded by the market.

  Distribution Channels

        We sell our retail wireline products and services through a variety of channels, including direct-sales marketing, telemarketing and arrangements with third-party agents. We also provide the use of similar products and services, and the use of our network assets on a wholesale basis, as described below.

        Switched Access Services.    We provide switched access services primarily to interexchange carriers, or IXCs, for the use of our local network to connect their customers to their data and Internet protocol, or IP, networks. IXCs provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA. Competitive communications companies often operate as both CLECs (defined in the following paragraph) and IXCs.

        Wholesale Access Services.    We provide network transport, billing services and access to our local network within our local service area to competitive local exchange carriers, or CLECs, and wireless carriers. These services allow them to provide telecommunications services using our local network. CLECs are communications companies certified by a state PUC or similar agency that provide local exchange service within a LATA, including LATAs within our local service area. At times, we sell unbundled network elements, or UNEs, that allow our wholesale customers to build their own networks and interconnect with our network.

        Wholesale Long-Distance Services.    Outside of our local service area, we currently provide wholesale InterLATA network transport services, primarily to IXCs to allow them to transport long-distance calls across our nationwide network.

        Wholesale Private Line Services.    We provide wholesale private line services primarily to IXCs to allow them use of our local network to connect their customers to their networks.

        Optical Capacity Transactions.    From time to time, we transfer optical capacity on our network primarily to other telecommunications service providers in the form of specific channels on our "lit" network. Our "lit" network refers to those lines on our network with the necessary equipment in place to provide telecommunications services. We also transfer optical capacity primarily to government customers and to other telecommunications service providers in the form of specific dark fiber strands, which are lines without the necessary equipment in place to provide telecommunications services. These arrangements have typically been structured as indefeasible rights of use, or IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified period of time, usually 20 years or more. Because of reduced demand for these arrangements, reflecting customers' desires currently to satisfy their needs on a short-term basis, we entered into only a few IRU transactions during 2002, and we do not anticipate entering into a significant number of IRU transactions in the near future. We anticipate meeting most customer needs of this kind through short-term arrangements for fiber or capacity. We will not enter into such arrangements involving InterLATA routes on our "lit" network with an end-point in any state within our local service area until we are able to offer InterLATA services using our proprietary network assets and, with respect to Arizona, until we have received FCC approval to provide InterLATA services in that state generally. For information regarding our accounting for IRUs in prior years and currently, please see Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report.

  Wireline Services Revenue

        For the years ended December 31, 2002, 2001 and 2000, revenue from wireline services accounted for approximately 95%, 95% and 97%, respectively, of our total revenue from continuing operations, as restated.

Wireless Services

        We operate our wireless services segment primarily through our indirect wholly owned subsidiary, Qwest Wireless LLC. Through Qwest Wireless, we operate a personal communication service, or PCS, wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. We currently provide wireless products and services to consumer and business customers within these select markets. To provide these services, we hold 10 megahertz (MHz) PCS licenses that were issued in 1997 with 10-year terms and are renewable for successive 10-year terms under FCC regulations. We also provide digital wireless services in the 1900 MHz band.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Under the services agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The services agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned at our cost onto Sprint's network.

        We market our wireless products and services through our website, partnership relationships and our sales/call centers. We offer consumer and business customers a broad range of wireless plans, as well as a variety of custom and enhanced features, such as Call Waiting, Caller ID, 3-Way Calling, Voice Messaging, Enhanced Voice Calling and Two-Way Text Messaging. We also offer integrated service, which enables customers to use the same telephone number and voicemail box for their wireless phone as for their home or business phone.

        For the years ended December 31, 2002, 2001 and 2000, revenue from wireless services accounted for approximately 5%, 4% and 3%, respectively, of our total revenue from continuing operations, as restated.

Other Services

        We provide other services that primarily involve the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. The majority of these properties are located in our local service area.

Directory Publishing

        Through our wholly owned subsidiary, Qwest Dex, Inc., or Dex, we have historically published telephone directories in our local service area. During 2002, we entered into an agreement to sell our directory publishing business for approximately $7.05 billion. The first phase of this sale, which included the sale of our directory publishing operations in Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota, and South Dakota (referred to as our Dex East business), was completed in November of 2002. The second phase, which included the sale of the remaining operations in Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (referred to as our Dex West business) closed in September 2003.

        For the years ended December 31, 2002, 2001 and 2000, revenue from directory publishing was included in income from discontinued operations. For more information see Note 8—Assets Held for Sale including Discontinued Operations to our consolidated financial statements in Item 8 of this report.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

        Either directly or through our subsidiaries, we own or have licenses to various patents, trademarks, copyrights and other intellectual property necessary to the conduct of our business. We do not believe that the expiration of any of our intellectual property rights, or the non-renewal of those rights, would materially affect our results of operations.

Competition

Wireline Services

        Local Voice Services—Consumer and Business.    In providing local voice services to our consumer and business customers within our local service area, we compete with CLECs, including some owned by national carriers, smaller regional providers, competitive access providers, independent telephone companies, Internet telephony providers and, increasingly, with wireless providers and cable companies. Technology substitution, such as wireless substitution for wireline, cable telephony substitution for wireline and cable modem substitution for dial-up modem lines and DSL, has been a significant cause for a decrease in our total access lines in 2002. Competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs such as simplified billing and timely response to service calls.

        Our existing infrastructure and long-standing customer relationships make us the market leader in providing local voice services in our local service area. Although our status as an incumbent local exchange carrier, or ILEC, helps make us the leader in providing wireline services within our local service area, increased competition has resulted in recent declines in billable access lines.

        Our competitors, mainly IXCs and CLECs, have accelerated their use of Unbundled Network Element—Platforms, or UNE-P. This wholesale service, which as a matter of current federal and state laws and regulations we are required to provide, allows our competitors to purchase all of the required network elements in a single bundle to provide local services to our customers. Regional Bell Operating Companies, or RBOCs such as Qwest, are required to provide this service, which allows IXCs and CLECs an alternative to building their own telecommunications networks. Consequently, we believe these competitors are able to provide local service at a cost advantage, allowing them to gain market share. Meanwhile, the obligation to provide this service reduces our revenue and margin. We believe the offering of UNE-P services will continue to cause downward pressure on our margins and result in incremental retail access line losses.

        Long-Distance Voice Services—Consumer and Business.    National carriers, CLECs and other resellers, such as AT&T Corporation, Sprint Corporation and WorldCom, Inc. (now known as MCI), compete with us in providing InterLATA and IntraLATA long-distance services both inside and outside our local service area. Other RBOCs, such as BellSouth Corporation, Verizon Communications and SBC Communications, Inc., also compete in the InterLATA market nationally and, as they have gained

FCC approval, within the states in their respective local service areas. Wireless providers also market long-distance services as a substitute to traditional wireline service.

        Competition in the long-distance consumer market is based primarily on price, customer service, quality and reliability. We are the market share leader in providing IntraLATA long-distance service within our local service area, but face increasing competition from national carriers, which have substantial financial and technical resources. Competition in the business market is based on similar factors, as well as the ability to offer a ubiquitous solution nationwide. While we have received FCC approval to provide InterLATA long-distance services throughout our local service area (with the exception of Arizona), we are currently restricted from using our proprietary network assets to provide these services until we have complied with certain additional FCC requirements. As a result, we are currently providing only switched InterLATA long-distance services in our local service area. This arrangement impedes our ability to offer an integrated, ubiquitous, nationwide solution, which in turn affects our ability to compete with other national long-distance providers. We expect to be able to meet these additional FCC requirements in 2004.

        In addition, the emergence of certain competitors, such as MCI, XO Communications, Inc. and McLeod-USA, Inc., from bankruptcy proceedings with substantially reduced debt could precipitate an industry-wide reduction in prices, thereby causing a decline in our revenues.

        Data and Internet Services—Consumer and Business.    Business customers are the primary market for these network-related services, although we are increasing our DSL offerings to both consumer and business customers in several markets in our local service area. In providing these services, we compete with national long-distance carriers (such as AT&T, Sprint and MCI), RBOCs, CLECs and large integrators. Large integrators like International Business Machines Corporation and Electronic Data Systems Corporation are also competing in a new manner, providing customers with managed network services, which takes inter-site traffic off our network. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price. Outside of our local service area, our investment in improving the reach and quality of our network has helped our competitive position. However, until we obtain FCC approval to offer InterLATA services in Arizona and until we are able to use our proprietary network assets to provide InterLATA services in all states within our local service area, we will be at a competitive disadvantage in relation to the national carriers that do not need to use intermediaries when providing service to customers. With regards to our hosting business, while many of our competitors, such as Global Crossing Ltd. and Sprint, have abandoned or largely reduced their hosting businesses, competition remains high due to over-capacity from large providers such as Cable & Wireless plc.

        Wholesale Services.    Within our local service area, we compete primarily with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. Outside our local service area, we compete primarily with other RBOCs and with IXCs. We compete on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as an ILEC helps make us the leader in providing wholesale services within our local service area, increased competition has resulted in a reduction in billable access minutes of use. Our competitive position should improve as the FCC approves us to offer InterLATA wholesale services in Arizona and we meet the requirements to offer such services throughout our local service area using our proprietary network assets.

Wireless Services

        The market for wireless services within our local service area remains highly competitive. We compete with AT&T Wireless Services, Inc., Verizon Communications Inc., T-Mobile International, Sprint and Nextel Communications, among others. Although we expect our competitive position to improve after we begin offering Sprint's nationwide wireless service under our brand name to customers in our local service area, we continue to face heavy competition from national, and some regional, wireless carriers. Competition may increase as additional spectrum is made available within our local service area, both to new competitors and to current wireless providers who may acquire additional spectrum in order to increase their coverage areas and service quality. Competition in the wireless market is based primarily on price, coverage area, services, features, handsets, technical quality and customer service. Our future competitive position will depend on our ability to successfully integrate Sprint services into our branded service offerings and our ability to offer new features and services in packages that meet our customers' needs.

Regulation

        As a general matter, we are subject to extensive state and federal regulation, including requirements and restrictions arising under the Federal Communications Act, as modified in part by the Telecommunications Act of 1996 or the "Telecommunications Act", state utility laws, and the rules and policies of the FCC, state PUCs and other governmental entities. Federal laws and FCC regulations apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over regulated telecommunications services that are intrastate in nature. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of tariffs for our intrastate services, where required.

        This structure of public utility regulation generally prescribes the rates, terms and conditions of our regulated wholesale and retail products and services (including those sold or leased to CLECs). While there is some commonality among the regulatory frameworks from jurisdiction to jurisdiction, each state has its own unique set of constitutional provisions, statutes, regulations, stipulations and practices that impose restrictions or limitations on the regulated entities' activities. For example, in varying degrees, jurisdictions may provide limited restrictions on the manner in which a regulated entity can interact with affiliates, transfer assets, issue debt and engage in other business activities.

Interconnection

        The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with, and make UNEs available to, CLECs. These decisions establish our obligations in our local service area, and our rights when we compete outside of our local service area. In May 2002, the U.S. Supreme Court issued its opinion in the appeal of the FCC's rules on pricing of UNEs. The Court affirmed the FCC's rules. Since we were following the FCC's then current UNE pricing rules, this decision did not impact the pricing of our UNEs.

        In May 2002, the D.C. Circuit Court of Appeals issued an order on the FCC's rules that determined the UNEs required to be made available to competitors. The court reversed the FCC, finding that the agency had not given adequate consideration to or properly applied the "necessary and impair" standard of the Telecommunications Act. The court also ruled that the FCC impermissibly failed to take into account the relevance of competition by other types of service providers, including cable and satellite companies. Finally, the court overturned a separate order of the FCC that had authorized "line sharing" where a CLEC purchases only a portion of the copper line connecting the end-user. This enables the CLEC to provide high-speed broadband services utilizing DSL technology. Petitions for rehearing were filed with the D.C. Circuit and a petition for certiorari was filed with the United States Supreme Court. All of these were denied. The D.C. Circuit did stay its order vacating the FCC's rules until February 20, 2003 to permit the FCC to complete an ongoing rulemaking to determine what elements should be unbundled.

        On February 20, 2003, the FCC announced that it planned to adopt rules prescribing ILECs' obligations to unbundle their networks. The press release accompanying the FCC's announcement indicated that the FCC's new rules would relieve ILECs of some unbundling obligations, while charging state regulators with the task of determining other unbundling obligations. The FCC did not actually release these rules and an accompanying lengthy decision until August 21, 2003 in its triennial review order. The triennial review order addresses a number of UNEs and the obligations of ILECs with respect to them. Among the more significant determinations made by the FCC in the triennial review order are: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers using DS1 capacity and above loops (the physical connection between a customer's location and the serving central office), but state PUCs may initiate and conclude proceedings within 90 days of October 2, 2003, to rebut this presumption of no impairment; (ii) CLECs are impaired without access to switching, and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices); proceedings before state PUCs to rebut these presumptions of impairment may be initiated and concluded within nine months of October 2, 2003; (iii) state PUCs must initiate and conclude within nine months of October 2, 2003, proceedings to approve a "batch hot cut migration process" (a process by which a CLEC's customers served by the UNE-P would be moved to the CLEC's own switch in the event switching is eliminated from UNE-P) to be implemented by ILECs to address the costs and timeliness of the hot cut process; (iv) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing xDSL services (referred to as line sharing); however, current line sharing customers are "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (v) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services; and (vi) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport, (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

        We have joined with other ILECs in requesting that the D.C. Circuit Court of Appeals invalidate the rules that accompanied and were described in the triennial review order. We believe that the FCC did not comply with the May 2002, ruling by the D.C. Circuit by failing to properly apply the "necessary and impair" standard and that the FCC impermissibly, and without adequate guidance, delegated to state PUCs its responsibilities under the Telecommunications Act. We have also joined with the same companies in requesting that the D.C. Circuit postpone the effectiveness of the triennial review order and accompanying rules until after our appeal of the triennial review order is completed, assuming that the court does not grant our request that the rules be immediately invalidated. Finally, we have filed an appeal of the triennial review order which, together with appeals by a number of other parties, was consolidated in the Eighth Circuit Court of Appeals. Other ILECs and we, in turn, filed a motion to have these consolidated appeals transferred back to the D.C. Circuit, and the Eighth Circuit granted this motion. Accordingly, all matters associated with the appeal of the triennial review order will be heard by the D.C Circuit.

        On September 15, 2003, the FCC released a Notice of Proposed Rulemaking, instituting a comprehensive review of the rules pursuant to which UNEs are priced and the discounts to CLECs on our services they intend to resell are established. In particular, the FCC indicated that it will re-evaluate the rules and principles surrounding Total Element Long Run Incremental Cost, or TELRIC, the basis upon which UNE prices are set. The outcome of this rulemaking could have a material effect on the revenues and margins associated with our provision of UNEs to CLECs.

Access Pricing

        The FCC has initiated a number of proceedings that could affect the rates and charges for access services that we sell or purchase. These proceedings and related implementation of resulting FCC decisions have not yet been completed. Also, from time to time, state regulatory agencies regulate intrastate access charges and conduct proceedings that may affect the rates and charges for those services.

        On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service, or "CALLS". The adoption of the CALLS proposal resolved a number of outstanding issues before the FCC. The CALLS plan has a five-year life and provides for the following: (i) elimination of the residential pre-subscribed IXC charge; (ii) increases in subscriber line charges; (iii) reductions in switched access usage rates; and (iv) the removal of certain implicit universal service support from access charges and direct recovery from end-users; and commitments from participating IXCs to pass through access charge reductions to end-users. We have opted into the five-year CALLS plan.

Advanced Telecommunications Services

        The FCC has ruled that advanced services provided by an ILEC are covered by those provisions of the Telecommunications Act that govern telephone exchange and exchange access services. In January 2002, the FCC released a Notice of Proposed Rulemaking regarding the Regulatory Requirements for ILEC Broadband Telecommunications Services. In this proceeding the FCC has sought comment on what changes should be made in traditional regulatory requirements to reflect the competitive market and create incentives for broadband services growth and investment. The FCC has not yet issued final rules.

InterLATA Long-Distance Entry

        The Telecommunications Act dictates, among other things, when and how we and other RBOCs are allowed to re-enter the InterLATA long-distance market in local service areas. Since passage of the Telecommunications Act, a significant number of long-distance applications have been filed with the FCC, with multiple applications having been filed for some states. As of the date of this filing, the FCC has approved applications for a total of 47 states and Washington D.C. Our application for authority in Arizona is pending with the FCC.

Intercarrier Compensation

        On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commences a broad inquiry into, and initiates a fundamental re-examination of, all forms of compensation flowing between carriers as a result of their networks being interconnected. There are two primary forms of intercarrier compensation: (i) reciprocal compensation that applies to local traffic; and (ii) access charges that apply to toll traffic. The purpose of this FCC proceeding is to examine existing forms of intercarrier compensation and explore alternatives. One form of compensation that is being examined is "bill and keep" under which carriers freely exchange traffic and collect charges from their end-user customers. The rules emanating from this rulemaking could result in fundamental changes in the charges we collect from other carriers and our end-users.

        On April 27, 2001, the FCC issued an Order with regard to intercarrier compensation for ISP-bound traffic. The Order required carriers serving ISP-bound traffic to reduce reciprocal compensation rates over a 36-month period beginning with an initial reduction to $0.0015 per minute of use and ending with a rate of $0.0007 per minute of use. In addition, a cap was placed on the number of minutes of use on which the terminating carrier may charge such rates. This reduction lowered costs that we paid CLECs for delivering such traffic to other carriers, but has not had, and is not likely to have, a material effect on our results of operations.

        On May 3, 2002, the D.C. Circuit Court of Appeals remanded the matter to the FCC to implement a rate methodology that is consistent with the court's ruling. The rules promulgated by the

FCC remain in effect while the agency contemplates further action. Modifications in the FCC's rules or prescribed rates could increase our expenses.

Employees

        As of September 30, 2003, we employed approximately 47,000 employees. This does not include approximately 1,450 of our former employees who were transferred to a new company on September 14, 2003 in connection with the sale of our Dex West business. In accordance with plans that we approved in the fourth quarter of 2001 and the third quarter of 2002, we reduced our employee levels by approximately 12,000 employees. You can find additional information regarding the restructuring in Note 12—Restructuring and Merger-Related Charges to our consolidated financial statements in Item 8 of this report.

        Approximately 27,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or "CWA", and the International Brotherhood of Electrical Workers, or "IBEW". We recently entered into new two-year collective bargaining agreements with CWA and IBEW. Each of these agreements was ratified by union members, went into effect on August 17, 2003 and expires on August 13, 2005. Among other things, these agreements provide for guaranteed wage levels and continuing employment-related benefits.

Financial Information about Geographic Areas

        We provide a variety of telecommunications services on a national and international basis to global and national business, small business, government and consumer and wholesale customers. It is impractical for us to provide financial information about geographic areas.

Website Access

        Our website address is www.qwest.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.qwest.com/about/investor/, under the heading "SEC Filings." These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC. However, we have not yet filed our quarterly reports on Form 10-Q since the first quarter of 2002 and have not amended prior filings based on the restatement.

ITEM 2. PROPERTIES

        Our principal properties do not lend themselves to simple description by character and location. The percentage allocation of our gross investment in property, plant and equipment consisted of the following:

	December 31,
	2002	2001	2000
		(As restated)
Land and buildings	8%	9%	7%
Communications equipment	42%	40%	36%
Other network equipment	42%	42%	43%
General-purpose computers and other	7%	7%	7%
Construction in progress	1%	2%	7%

	100%	100%	100%

        Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in plant, property and equipment was approximately $44.6 billion and $54.4 billion (as restated) at December 31, 2002 and 2001, respectively, including the effect of retirements, but before deducting accumulated depreciation.

        Qwest-installed fiber optic cable is laid under various rights-of-way held by us. We own and lease sales offices in major metropolitan locations both in the United States and internationally. Our network management centers are located primarily in buildings that we own at various locations in geographic areas that we serve. Substantially all of the installations of central office equipment for our local service business are located in buildings and on land that we own.

        Our public switched telephone network is predominantly located within our local service area.

ITEM 3. LEGAL PROCEEDINGS

Investigations

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation initiated on March 8, 2002. We are continuing in our efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified Qwest accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement of 2001 and 2000 Consolidated Financial Statements" in Part II, Item 7 below for more information about our restatement. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of us. We believe the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC. We are continuing in our efforts to cooperate fully with the U.S. Attorney's Office in its investigation.

        During 2002, the United States Congress held hearings regarding us and matters that are similar to those being investigated by the SEC and the U.S. Attorney's Office. We cooperated fully with Congress in connection with those hearings.

        While we are continuing in our efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, we cannot predict the outcome of those investigations. We are currently in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of us. Such discussions are preliminary and we cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. We would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of a civil penalty, the amount of which could be material, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our acquisition of U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include claims concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration, or GSA, the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. Recently, the Inspector General of the GSA referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We have been informed that the basis for the referral is last February's indictment against four former employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint filed the same day by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. We are cooperating fully with the GSA and believe that we will remain a supplier of the government, although we cannot predict the outcome of this referral.

Securities Actions and Derivative Actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against us alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, which we refer to herein as the "consolidated securities action". Plaintiffs in the consolidated securities action name as defendants in the Fourth Consolidated Amended Class Action Complaint (referred to as the Fourth Consolidated Complaint), which was filed on or about August 21, 2002, us, our former Chairman and Chief Executive Officer, Joseph P. Nacchio, our former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of our former officers and current directors, and Arthur Andersen LLP. The Fourth Consolidated Complaint is purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002, and alleges, among other things, that during the putative class period, we and certain of the individual defendants made materially false statements regarding the results of our operations in violation of section 10(b) of the Securities Exchange Act of 1934, or the "Exchange Act", that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that during the putative class period, certain of the individual defendants sold some of their shares of our common stock in violation of section 20A of the Exchange Act. The Fourth Consolidated Complaint also alleges that our financial results during the putative class period and statements regarding those results were false and misleading due to the alleged: (i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability, and (iv) misstatement of certain assets and liabilities. The Fourth Consolidated Complaint further alleges that we and certain of the individual defendants violated Section 11 of the Securities Act of 1933, as amended, or the "1933 Act", and that certain of the individual defendants are liable as control persons under Section 15 of the 1933 Act by preparing and disseminating false registration statements and prospectuses for: (1) the registration of 897,907,706 shares of our common stock to be issued to U S WEST shareholders dated June 21, 1999, as amended August 13, 1999 and September 17, 1999; (2) the exchange of $3.25 billion of our notes dated July 12, 2001; and (3) the exchange of $3.75 billion of our notes dated October 30, 2001. The Fourth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. On September 20, 2002, both we and the individual defendants filed motions to dismiss the

Fourth Consolidated Complaint. Those motions are currently pending before the court. On November 4, 2002, lead plaintiffs in the consolidated securities action filed a motion for a temporary restraining order and preliminary injunction seeking to enjoin the sale of Dex or, in the alternative, to place the proceeds of such sale in a constructive trust for the benefit of the plaintiffs. The court denied both motions.

        On October 22, 2001, an alleged derivative lawsuit was filed in the United States District Court for the District of Colorado, naming as defendants each of the then members of our Board of Directors, and naming us as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges, among other things, that the Board members intentionally or negligently breached their fiduciary duties to us by failing to oversee implementation of securities laws that prohibit insider trading. The derivative complaint also alleges that the Board members breached their fiduciary duties to us by causing or permitting us to commit alleged securities violations, thus (i) causing us to be sued for such violations, and (ii) subjecting us to adverse publicity, increasing our cost of raising capital and impairing earnings. The derivative complaint further alleges that certain directors sold shares between April 26, 2001 and May 15, 2001 using non-public information about us. On or about October 31, 2001, the court filed an order consolidating this derivative lawsuit with the consolidated securities action. In December 2001, the derivative lawsuit was stayed, pending further order of the court, based on the fact that the merits of the derivative lawsuit are intertwined with the resolution of the consolidated securities action. In March 2002, plaintiffs filed a first amended derivative complaint. The first amended derivative complaint adds allegations relating to the disclosures of our consolidated financial results from April 2000 through February 2002. On or about November 5, 2002, plaintiffs filed a second amended derivative complaint. The second amended complaint adds as defendants to the lawsuit certain former officers, including Robin R. Szeliga, Robert S. Woodruff, and others. The second amended complaint contains allegations in addition to those set forth in the prior complaints, stating, among other things, that (i) certain officers and/or directors traded our stock while in the possession of inside information, and (ii) certain officers and/or directors caused the restatement of more than $1 billion in revenue by concealing improper accounting practices. Plaintiffs seek, among other remedies, disgorgement of alleged insider trading profits. The lawsuit remains stayed.

        On March 6, 2002, an alleged derivative lawsuit was filed in the District Court for the City and County of Denver, naming as defendants each of the then members of our Board of Directors, certain former officers of ours and Arthur Andersen LLP. We are named as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges that the Board members intentionally or recklessly breached their fiduciary duties to us by causing or allowing us to issue financial disclosures that were false or misleading. Plaintiffs seek unspecified damages on our behalf against the defendants. On July 2, 2002, this state court derivative lawsuit was stayed pending further order of the court. On or about August 1, 2003, the plaintiffs filed an amended derivative complaint, which does not contain claims against our former officers and Arthur Andersen, but continues to assert claims against the Board defendants. In the amended complaint, the plaintiffs allege, among other things, that the individual defendants abdicated their duty to implement and maintain an adequate internal accounting control system and thus allegedly violated (i) their fiduciary duties of loyalty and good faith; (ii) GAAP; and (iii) our Audit Committee's charter (which requires, among other things, that our Audit Committee serve as an independent and objective party to monitor our financial reporting and internal control system). The amended complaint also states new claims against Mr. Nacchio for his alleged breach of fiduciary duties. Plaintiffs seek a court order requiring that Mr. Nacchio disgorge to us all of his 2001 compensation, including salary, bonus, long-term incentive payouts and stock options. In addition, the plaintiffs contend that Mr. Nacchio breached his fiduciary duties to us by virtue of his sales of our stock allegedly made using his knowledge of material non-public information. The plaintiffs seek the imposition of a constructive trust on any profits Mr. Nacchio obtained by virtue of these sales.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the "Plan", from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated, and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint described below. We expect the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The consolidated amended complaint filed on July 5, 2002, or the "consolidated ERISA action", names as defendants, among others, us, several former and current directors, officers and employees, Qwest Asset Management, the Plan's Investment Committee, and the Plan Administrative Committee of the pre-Merger Qwest Communications 401(k) Savings Plan. Plaintiffs filed a Second Amended and Consolidated Complaint on May 21, 2003, naming as additional defendants a former employee and Qwest's Plan Design Committee. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act, or "ERISA", alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in our stock, requiring certain participants in the Plan to hold the matching contributions received from us in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in our stock, continuing to offer our stock as an investment option under the Plan, failing to investigate the effect of the U S WEST merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring our stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of our financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and we have opposed that motion, which is pending before the court. Defendants filed motions to dismiss the consolidated ERISA action on August 22, 2002. Those motions are also pending before the court.

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of our stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that we and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST merger, to make us appear successful and to inflate the value of our stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the 1933 Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains, and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified above. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

        On August 9, 2002, an alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware, naming as defendants each of the then members of our Board of Directors and our current Chief Financial Officer, Oren G. Shaffer, and naming us as a nominal defendant. On or about September 16, 2002, an amended complaint was filed in the action, naming the same defendants except Mr. Shaffer, who is no longer a defendant in the action. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. That lawsuit names as defendants our former Chairman and Chief Executive Officer, Joseph P. Nacchio, our former Chief Financial Officer, Robert S. Woodruff, former Board member, Marilyn Carlson Nelson, and each of the then members of our Board of Directors and names us as a nominal defendant. On October 30, 2002, these two alleged derivative lawsuits were consolidated, and an amended complaint (the "Second Amended Complaint") was later filed on or about January 23, 2003, and names as defendants the current members of our Board of Directors, former Board member Hank Brown, our former Chief

Executive Officer, Joseph P. Nacchio, and our former Chief Financial Officer, Robert Woodruff, and names us as a nominal defendant. In the Second Amended Complaint, the plaintiffs allege, among other things, that the individual defendants (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in our stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within Qwest, resulting in exposure to us; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in Initial Public Offering securities through our investment bankers; and (iv) improperly awarded severance payments of $13 million to our former Chief Executive Officer, Mr. Nacchio. The plaintiffs seek recovery of incentive compensation alleged wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, and all costs including legal and accounting fees. Plaintiffs have also requested, among other things, that the individual defendants compensate us for any insider-trading profits. Plaintiffs likewise allege that we are entitled to contribution and indemnification by each of the individual defendants. Plaintiffs request that the court cancel all unexercised stock options awarded to Messrs. Nacchio and Woodruff to which they were not entitled, that the defendants return to us all salaries and other remuneration paid to them by us during the time they breached their fiduciary duties, and that the court order the defendants to enforce policies, practices and procedures on behalf of us designed to detect and prevent illegal conduct by our employees and representatives. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. That motion is pending before the court.

        On November 22, 2002, plaintiff Stephen Weseley IRA Rollover filed a purported derivative lawsuit in Denver District Court, naming as defendants each of the then members of our Board of Directors, certain of our former officers, Anschutz Company and us as a nominal defendant. Plaintiff alleges, among other things, that the director defendants breached their fiduciary duties to us and damaged us by deliberately in bad faith or recklessly (i) implementing a sham system of internal controls completely inadequate to ensure proper recognition of revenue; (ii) causing us to issue false and misleading statements and financial results to the market regarding our earnings, revenues, business and investments; (iii) exposing us to massive liability for securities fraud; (iv) damaging our reputation; and (v) trading our shares while in possession of material, non-public information regarding our true financial condition. The complaint purports to state causes of action for breach of fiduciary duty, gross negligence, unjust enrichment against some of our former officers and breach of contract and breach of the duty of loyalty/insider trader trading against several of our former officers and former and current directors. On or about January 7, 2003, plaintiff's counsel filed a proposed amended complaint which substitutes a new plaintiff, Thomas R. Strauss, and adds another former officer as a defendant. In the amended complaint, plaintiff seeks (i) disgorgement of bonuses and other incentive compensation paid to certain defendants; (ii) any profits that certain defendants made by virtue of their alleged trading on material, inside information; and (iii) other damages. By order dated January 9, 2003, the court permitted the substitution and Strauss became the plaintiff in this lawsuit under the amended complaint.

        On December 10, 2002, the California State Teachers' Retirement System, or "CalSTRS", filed suit against us, certain of our former officers and certain of our current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in our equity and debt securities. The complaint alleges, among other things, that in press releases and other public statements, defendants represented that we were one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. CalSTRS alleges that defendants were engaged, however, "in a scheme to falsely inflate Qwest's revenues and decrease its expenses so that Qwest would appear more successful than it actually was." The complaint purports to state causes of action against us for (i) violation of California Corporations Code Section 25400 et seq. (securities laws) (seeking, among other damages, the difference between the price at which CalSTRS sold our notes and stock and their true value); (ii) violation of California Corporations Code Section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs. We and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, the plaintiff voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against us with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them, and it has modified its allegation against us for breach of fiduciary duty to an allegation of aiding and abetting breach of fiduciary duty. We have filed a second demurrer, seeking to dismiss the allegation of aiding and abetting breach of fiduciary duty. The court has not ruled on this demurrer.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment), or "New Jersey", filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. New Jersey alleges, among other things, that we, certain of our former officers and certain current directors and Arthur Andersen LLP caused our stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about our business, revenues and profits. As a result, New Jersey contends that it incurred tens of millions of dollars in losses. New Jersey's complaint purports to state causes of action against us for: (i) fraud; (ii) negligent misrepresentation; and (iii) breach of fiduciary duty. Among other requested relief, New Jersey seeks from defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. In March 2003, we filed a motion to dismiss plaintiff's complaint. That motion has been fully briefed by the parties and is pending before the court.

        On January 10, 2003, the State Universities Retirement System of Illinois, or "SURSI", filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against us, certain of our former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. SURSI alleges that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in our common stock and debt and equity securities. The complaint alleges, among other things, that in press releases and other public statements, defendants represented that we were one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. SURSI alleges that defendants were engaged, however, in a scheme to falsely inflate our revenues and decrease our expenses. The complaint purports to state causes of action against us under: (i) the Illinois Securities Act; (ii) the Illinois Consumer Fraud and Deceptive Business Practice Act; (iii) common law fraud; (iv) common law negligent misrepresentation; and (v) Section 11 of the 1933 Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief including an injunction to freeze or prevent disposition of the defendants' assets and disgorgement. On March 28, 2003, SURSI filed a First Amended Complaint. The amended complaint adds 12 defendants, including one current officer and several of our former officers or employees, Calpoint, LLC, KMC Telecom Holdings, Inc., or KMC, KPNQwest and Koninklijke KPN, N.V. In addition, SURSI supplements its earlier allegations by contending, among other things, that we: (i) improperly recognized $100 million from a transaction involving Genuity, Inc. in September 2000; (ii) fraudulently recognized $34 million in revenue in the second quarter of 2001 in a transaction involving the Arizona School Facilities Board; and (iii) otherwise improperly accounted for certain revenue in connection with transactions with, among others, Calpoint and KMC. On October 1, 2003, plaintiff filed a motion to dismiss without prejudice its claims against three of the individual defendants and defendant KMC, all of whom had been added as defendants in the First Amended Complaint.

        The consolidated securities action, the consolidated ERISA action and the CalSTRS, New Jersey and SURSI actions described above present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of the restatements that we are making in this report affect the risk presented by these cases. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and we have not yet conducted discovery on these and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. Any settlement of or judgment on one or more of these claims could be material, and we cannot give any assurance that we would have the resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

Regulatory Matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other CLECs. On October 21, 2002, the Minnesota Commission adopted in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under Section 252 of the Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeod USA, or "McLeod", and Eschelon Telecom, Inc., or "Eschelon", discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

        On February 28, 2003, the Minnesota Commission issued its initial written decision imposing fines and penalties, which was later revised on April 8, 2003 to include a fine of nearly $26 million and ordered us to:

  •
  grant a 10% discount off all intrastate Minnesota wholesale services to all carriers other than Eschelon and McLeod; this discount would be applicable to purchases made by these carriers during the period beginning on November 15, 2000 and ending on May 15, 2002;

  •
  grant all carriers other than Eschelon and McLeod monthly credits of $13 to $16 per UNE-P line (subject to certain offsets) during the months of November 2000 through February 2001;

  •
  pay all carriers other than Eschelon and McLeod monthly credits of $2 per access line (subject to certain offsets) during the months of July 2001 through February 2002; and

  •
  allow CLECs to opt-in to agreements the Minnesota Commission determined should have been publicly filed.

        The Minnesota Commission issued its final, written decision setting forth the penalties described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. On July 25, 2003, we entered into a settlement with the staff of the Arizona Corporation Commission to settle this and several other proceedings. The proposed settlement, which must be approved by the Arizona Commission, requires that we provide approximately $21 million in consideration in the form of a voluntary contribution to the Arizona State Treasury, contributions to certain organizations and/or infrastructure investments and refunds in the form of bill credits to CLECs. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. Colorado has also opened an investigation into these matters. On June 26, 2003, we received from the FCC a letter of inquiry seeking information about these matters. We submitted our initial response to this inquiry on July 31, 2003. The proceedings and investigations in New Mexico, Colorado, Washington and at the FCC could result in the imposition of fines and other penalties against us. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states.

        Illuminet, Inc., a traffic aggregator, and several of its customers have filed complaints with the regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We have sought reconsideration in both states, which was denied. We have perfected an appeal in Nebraska. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds.

        As a part of the approval by the FCC of the U S WEST merger, the FCC required us to engage an independent auditor to perform an attestation review of our compliance with our divestiture of in-region InterLATA services and our ongoing compliance with Section 271 of the Telecommunications Act. In 2001, the FCC began an investigation of our compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, we disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, we made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. Separate from this investigation, we disclosed matters to the FCC in connection with our 2002 compliance audit, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll free services. The FCC has not yet instituted an investigation into the latter categories of matters. If it does so, an investigation could result in the imposition of fines and other penalties against us.

        We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Notice of Rescission from Insurance Carriers and Demand for Arbitration

        On October 17, 2002, we received a Notice and Demand for Arbitration filed with the American Arbitration Association, or the "AAA", by several of our insurance carriers, including the primary carrier on our Director and Officer, or "D&O", Liability insurance policies, the primary carrier on our Employee Benefit Plan Fiduciary Liability insurance policies and several insurance companies that are excess carriers on these policies. The Notice stated that the insurance carriers have determined to rescind their respective policies, and the Demand for Arbitration sought a ruling rescinding the policies based on alleged material misstatements and omissions made in our consolidated financial statements and other publicly filed documents with the SEC. Two other excess carriers filed similar Demands for Arbitration on November 15 and 18, 2002, respectively, and all Demands for Arbitration were consolidated into one AAA proceeding.

        On November 5, 2002, we filed a lawsuit in the Court of Chancery of the State of Delaware to compel non-binding mediation of the dispute and enjoin the carriers from arbitrating the matter, pursuant to provisions in the insurance polices which allow us to choose the form of alternative dispute resolution to resolve coverage disputes. By order dated December 20, 2002, the Court of Chancery permanently enjoined the carriers from pursuing arbitration and directed the carriers to submit to mediation. Following the court's decision, we and the carriers postponed formal mediation and entered into informal discussions in an effort to resolve our disputes. Those discussions are ongoing and include two additional excess carriers that were not parties to the AAA arbitration or the Delaware lawsuit, but have subsequently provided notice to us of rescission or denial of coverage of their respective policies.

        The insurance policies that the carriers seek to rescind comprise: (i) $225 million of the Qwest D&O Liability Runoff Program (for the policy period June 30, 2000 to June 30, 2006), which otherwise provides coverage of up to $250 million for claims that at least in part involve conduct pre-dating the U S WEST merger; (ii) $225 million of the Qwest D&O Liability Ongoing Program (for the policy period June 30, 2000 to June 30, 2003), which otherwise provides coverage of up to $250 million for claims exclusively involving post-Merger conduct; and (iii) the Qwest Fiduciary Liability Program (for the policy period June 12, 1998 to June 30, 2003), which otherwise provides coverage of up to $100 million for claims in connection with Employee Benefit Plans. The insurance carriers are seeking to rescind these policies and any coverage that these policies could provide for, among other things, the consolidated securities action, the actions by CalSTRS, New Jersey and SURSI, the Colorado (federal and state) and Delaware derivative actions, the consolidated ERISA action, the SEC investigation, and the U.S. Attorney's Office investigation, which are described above.

        In addition to these attempts to rescind policies issued to us, one carrier that has not attempted to rescind its policies, Twin City Fire Insurance Company, has denied coverage for most of the above-mentioned matters under two excess policies it issued. These two excess policies comprise the remaining $25 million balance of our coverage under each of the D&O liability insurance programs described in the preceding paragraph. Twin City is also participating in the ongoing discussions between us and our carriers to resolve our disputes.

        In connection with the ongoing discussions with our insurance carriers in an effort to resolve our disputes, we recently reached a preliminary, non-binding agreement, which provides, among other things, that we would pay an additional premium in exchange for resolution of the carriers' coverage and other defenses. This preliminary, non-binding agreement is subject to the parties entering into a definitive agreement on or before October 30, 2003 and approval by our Board of Directors.

        We intend to vigorously oppose the insurance carriers' efforts to rescind or otherwise deny coverage under the policies identified above if we are unable to reach a definitive settlement with the carriers. However, there can be no assurance that we will enter into a definitive settlement agreement with the carriers, or that we will not incur a material loss with respect to these matters. While we believe that, in the event the insurance carriers are successful in rescinding coverage, other insurance policies may provide partial coverage. However, there is risk that none of the claims we have made under the Qwest policies described above will be covered by such other policies. In any event, the terms and conditions of the applicable certificates or articles of incorporation, applicable bylaws, applicable law and any applicable agreements may obligate us to indemnify (and advance legal expenses to) our current and former directors, officers, and employees for any liabilities related to these claims.

Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against us and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that we have a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In

September 2002, we filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions.

        In August 2001, we filed a complaint in state court in Colorado and an arbitration demand against Touch America, Inc. In response, also in August 2001, Touch America filed a complaint against us in federal district court in Montana, which was later dismissed. Touch America also filed answers and counterclaims in the arbitration and in the Colorado lawsuit. The disputes between us and Touch America relate to various billing, reimbursement and other commercial disputes in connection with certain agreements entered into on or about June 30, 2000 for the sale to Touch America of our InterLATA business in our local service area (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming). Touch America also alleged that we violated state and federal antitrust laws, the Telecommunications Act (including claims alleging that our sale of indefeasible rights of use is in violation of the Telecommunications Act) and our FCC tariff. Each party seeks damages against the other for amounts billed and unpaid and for other disputes. The Colorado lawsuit has not yet progressed beyond a preliminary stage. On March 26, 2003, we received an interim opinion and award in the arbitration filed by us. The arbitrator determined that Touch America is obligated to pay us a net amount of approximately $59.6 million plus interest (in an amount to be determined). The interim opinion and award resolved the majority of issues in the arbitration. However, the arbitrator retained jurisdiction to decide certain issues raised during or immediately after the arbitration hearing, and in some cases to determine whether any further dispute remains on issues the arbitrator had previously addressed. In addition to the litigation and arbitration, Touch America also filed two administrative complaints at the FCC alleging violations of the Telecommunications Act by us. Touch America and we have agreed to resolve all of these matters in a settlement agreement that must be approved by the United States Bankruptcy Court for the District of Delaware, the terms of which are described below. Touch America and we have requested, and the FCC has granted, requests to stay the two FCC complaints pending approval of the settlement agreement by the Bankruptcy Court.

        On June 19, 2003, Touch America filed a voluntary petition commencing a case under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The aforementioned arbitration, Colorado lawsuit and FCC complaints were stayed either as a result of the filing of Touch America's bankruptcy petition or by the subsequent agreement of the parties. Immediately prior to Touch America's bankruptcy filing, Touch America and Qwest negotiated a settlement agreement the terms of which are memorialized in a Proposal for Global Settlement between Touch America and us dated June 22, 2003, and which is referred to herein as the "Settlement Proposal". The Settlement Proposal provides for: (a) the mutual general release of some or all claims known or unknown, suspected or unsuspected as of the effective date of the settlement; (b) the immediate termination of proceedings and dismissal with prejudice of all arbitration proceedings, complaints and other proceedings pending before the FCC, and all litigation between Touch America and us; (c) Touch America's forgiveness of a $23 million obligation due from us to Touch America; (d) the adjustment to zero by Touch America and us of all accounts payable and receivable for services delivered one to the other prior to May 31, 2003; (e) our agreement to loan Touch America $10 million under a debtor in possession financing agreement, the balance of which loan will be forgiven by us if the settlement agreement is approved by the bankruptcy court prior to October 31, 2003, or repaid by Touch America if the settlement is not approved; (f) Touch America's agreement to continue to provide or contract for the provisioning of services currently provided to us; and (g) our agreement to purchase certain fiber assets necessary to our in-region operations from Touch America for a total price of $8 million. The terms of the settlement proposal were further detailed and agreed to in the global settlement and release agreement between the debtors and Qwest dated August 6, 2003.

        A motion for approval of the settlement agreement between Touch America and us was filed August 1, 2003 and is pending. The Creditors Committee has indicated that it has objections to the settlement agreement. In addition, 360 Networks was the successful bidder in a bankruptcy court auction to purchase most of the Touch America assets, including network assets used by Touch America to provide services to Qwest. On September 9, 2003, we reached an interim agreement with 360 Networks, Touch America and the Creditors Committee pursuant to which 360 Networks and Touch America agreed to continue to provide certain of these services. We are working with both the Creditors Committee and 360 Networks to try to address their concerns while protecting our interests and customers. However, we can give no assurance that the settlement agreement will be approved on the terms described above or at all.

        From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other sales practices. In December 2001, an administrative law judge recommended to the California Public Utilities Commission that we be assessed a $38 million penalty for alleged slamming and cramming violations. On October 24, 2002, the full California Commission issued a decision reducing the fine to $20.3 million. We have appealed that decision, and, the appeal was unsuccessful. Through August 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Florida, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. We may become subject to other investigations or complaints in the future, and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

        Several purported class actions were filed in various courts against us on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in our favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge our right to install our fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges our right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit us to install our fiber optic cable on the plaintiff's property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which our network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, we filed a proposed settlement of all these matters in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, we cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and engaged in fraudulent behavior in connection with an investment by the plaintiff in securities of KPNQwest. We are a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest.

        We are subject to a number of environmental matters as a result of our prior operations as part of the Bell System. We believe that expenditures in connection with remedial actions under the current environmental protection laws or related matters will not be material to our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2002, or during 2003 through the date of this filing.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Qwest Common Stock

        The United States market for trading in our common stock is the New York Stock Exchange. As of September 30, 2003, our common stock was held by approximately 452,000 stockholders of record. The following table sets forth the per share dividends that we paid during the periods indicated and the high and low sales prices per share of our common stock for the periods indicated.

	Market Price
Per Share Market and Dividend Data
	High	Low	Dividends(1)
2002
First quarter	$14.93	$7.27	$—
Second quarter	8.00	1.79	—
Third quarter	3.60	1.11	—
Fourth quarter	5.69	1.95	—
2001
First quarter	$47.50	$33.25	$—
Second quarter	40.90	29.82	0.05
Third quarter	31.15	16.50	—
Fourth quarter	18.90	11.51	—

(1)
We did not pay any cash dividends on our common stock in 2002.

        For a discussion of restrictions on our subsidiaries' ability to pay dividends to us contained in certain of our debt instruments, see Note 11—Borrowings to our consolidated financial statements in Item 8 of this report. Also, the information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the section entitled "Equity Compensation Plan Information" in Part III, Item 12 of this report.

Sales of Unregistered Securities

        On various dates during 2002, 2001 and 2000, we issued out of shares reserved for the Qwest Equity Incentive Plan 31,731, 114,089 and 53,596 shares of our common stock, respectively, to cover bonus amounts due to certain of our former employees who were then employed at one of our majority-owned subsidiaries. We sold these shares in the open market on various dates during 2002, 2001 and 2000 for aggregate gross proceeds of $140,251, $2,470,026 and $2,534,317, respectively. Upon reviewing the manner in which these shares were issued and sold, we subsequently determined that the sales of stock did not qualify for registration under any of our S-8 registration statements as originally intended and that no applicable exemptions from registration were available.

        During the three months ended March 31, 2002, we issued approximately 9.88 million shares of our common stock out of treasury that were not registered under the 1933 Act in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for $97 million in face amount of debt issued by Qwest Capital Funding, Inc. (QCF), a wholly owned subsidiary and guaranteed by Qwest. The trading prices for our shares at the time the exchange transactions were consummated ranged from $8.29 per share to $9.18 per share. No underwriters or underwriting discounts or commissions were involved.

ITEM 6. SELECTED FINANCIAL DATA

        On June 30, 2000, we completed our acquisition of U S WEST Inc. (the "Merger"). We accounted for the Merger as a reverse acquisition under the purchase method of accounting, with U S WEST being deemed the accounting acquirer and pre-Merger Qwest the acquired entity. As a result, our consolidated financial statements do not include financial results of pre-Merger Qwest for any period prior to June 30, 2000. For the years ended December 31, 2001 and 2000, the data in the table below is presented on an as adjusted basis to reflect the restatement of results for those years (see below and Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report). For 1999 and 1998, the selected financial data in the table below is presented on a restated basis, to reflect a correction in our accounting for directory publishing revenues and costs and to present the directory publishing business as a discontinued operation (see Note 8—Assets Held for Sale including Discontinued Operations to our consolidated financial statements in Item 8 of this report). The results presented below for 1999 and 1998 have not been re-audited. You should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and the notes to our consolidated financial statements for information regarding matters that might cause the financial data presented herein not to be indicative of our future financial condition or results of operations.

	Year Ended December 31,
	2002	2001 (As restated)	2000 (As restated)	1999 (As restated, Unaudited)	1998 (As restated, Unaudited)
	(Dollars in millions, shares in thousands except per share amounts)
Operating revenues	$15,385	$16,524	$14,148	$11,746	$11,128
Operating expenses	34,282	18,898	14,422	9,101	8,688
Operating income (loss)	(18,897)	(2,374)	(274)	2,645	2,440
(Loss) income from continuing operations	(17,625)	(6,138)	(1,442)	884	1,142
Net (loss) income(1)	$(38,468)	$(5,603)	$(1,037)	$1,084	$1,500
(Loss) earnings per share:(2)
Continuing operations:
Basic	$(10.48)	$(3.69)	$(1.13)	$1.01	$1.34
Diluted	$(10.48)	$(3.69)	$(1.13)	$1.00	$1.32
Net (loss) income:
Basic	$(22.87)	$(3.37)	$(0.82)	$1.24	$1.75
Diluted	$(22.87)	$(3.37)	$(0.82)	$1.23	$1.74
Weighted average common shares outstanding (in thousands):(2)
Basic	1,682,056	1,661,133	1,272,088	872,309	854,967
Diluted	1,682,056	1,661,133	1,272,088	880,753	862,581
Dividends per common share	$0.00	$0.05	$0.31	$1.36	$1.24
Balance sheet data:
Total assets	$29,345	$72,166	$72,816	$22,914	$18,416
Total debt(3)	22,540	25,037	19,157	13,071	9,919
Debt to total capital ratio(4)	114.36%	41.42%	31.55%	94.04%	94.32%
Other data:
Cash provided by operating activities	$2,334	$2,890	$3,762	$4,546	$3,927
Cash used for investing activities	(2,738)	(8,059)	(5,256)	(6,462)	(2,769)
Cash (used for) provided by financing activities	(789)	4,660	1,268	1,945	(1,136)
Capital expenditures	2,764	8,042	7,135	3,944	2,905

(1)
Amounts that follow in this footnote are on an after-tax basis. Also, as described in footnote (2), all share and per share amounts for the periods 1998 through 2000 assume the conversion of U S WEST common stock into Qwest common stock.

  2002.    2002 net loss includes a charge of $22.800 billion ($13.55 per basic and diluted share) for a transitional impairment from the adoption of a change in accounting for goodwill and other intangible assets, charges aggregating $14.928 billion ($8.87 per basic and diluted share) for goodwill and asset impairments, a net charge of $111 million ($0.07 per basic and diluted share) for Merger-related, restructuring and other charges, a charge of $1.066 billion ($0.63 per basic and diluted share) for the losses and impairment of investment in KPNQwest, a gain of $1.124 billion ($0.67 per basic and diluted share) relating to the gain on the extinguishment of debt and gain on sale of discontinued operations of $1.592 billion ($0.95 per basic and diluted share).

  2001.    2001 net loss includes charges aggregating $696 million ($0.42 per diluted share) for Merger-related, restructuring and other charges, a charge of $3.300 billion ($1.99 per basic and diluted share) for the losses and impairment of investment in KPNQwest, a charge of $136 million ($0.08 per basic and diluted share) for a depreciation adjustment on access lines returned to service, a charge of $86 million ($0.05 per basic and diluted share) for investment write-downs, a charge of $154 million ($0.09 per basic and diluted share) for asset impairments, a charge of $65 million ($0.04 per basic and diluted share) for the early retirement of debt and a gain of $31 million ($0.02 per basic and diluted share) for the sale of rural exchanges.

  2000.    2000 net loss includes a charge of $907 million ($0.71 per basic and diluted share) for Merger-related costs, a charge of $531 million ($0.42 per basic and diluted share) for the loss on sale of Global Crossing investments and related derivatives, a charge of $208 million ($0.16 per basic and diluted share) for asset impairments and a net gain of $126 million ($0.10 per basic and diluted share) on the sale of investments.

  1999.    1999 net income includes expenses of $282 million ($0.32 per basic and diluted share) related to a terminated merger, a loss of $225 million ($0.26 per basic and diluted share) on the sale of marketable securities and a charge of $34 million ($0.04 per basic and diluted share) on the decline in the market value of derivative financial instruments.

  1998.    1998 net income includes expenses of $68 million ($0.08 per basic and diluted share) associated with the June 12, 1998 separation of U S WEST's former parent company into two independent companies and an asset impairment charge of $21 million ($0.02 per basic and diluted share).

(2)
In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares). The weighted-average common shares outstanding assume the 1-for-1.72932 conversion of U S WEST shares for Qwest shares for all periods presented. In addition, weighted-average common shares outstanding also assume a one-for-one conversion of U S WEST Communications Group common shares outstanding into shares of U S WEST as of the date of the separation of U S WEST's former parent company.

(3)
Amounts include outstanding commercial paper borrowings of $3.165 billion, $2.035 billion, $1.265 billion and $951 million for 2001, 2000, 1999 and 1998, respectively, and exclude future purchase commitments, operating leases, letters of credit and guarantees. There were no commercial paper borrowings outstanding as of December 31, 2002. At December 31, 2002, the amount of those future purchase commitments, operating leases, letters of credit and guarantees was approximately $7.857 billion.

(4)
The debt to total capital ratio is a measure of the amount of debt in our capitalization. The ratio is calculated by dividing debt by total capital. Debt includes current borrowings and long-term borrowings as reflected in our consolidated balance sheets in Item 8 of this report. Total capital is the sum of debt and total stockholders' (deficit) equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 7 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview

        We provide local telecommunications and related services, IntraLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We provide InterLATA long-distance services outside our local service area and switched InterLATA long-distance services (as a reseller) in all states within our local service area other than Arizona. We also provide reliable, scalable and secure broadband data, voice and video communications outside our local service area as well as globally. We previously provided directory publishing services in our local service area. In 2002, we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in seven of the 14 states in which we offered these services. In September 2003, we completed the sale of the directory publishing business in the remaining states. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our consolidated statements of operations.

Restatement of 2001 and 2000 Consolidated Financial Statements

        This report contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. We performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and identified a number of errors.

        The nature of the errors and the restatement adjustments that we have made to our financial statements for years ended December 31, 2001 and 2000 are described in Item 1 Business—Impact of Restatement and are set forth in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report.

        The net impact of the restatement adjustments include the following:

	December 31,
	2001	2000
	(in millions, except per share amounts)
Revenue	$(1,543)	$(945)

Loss before income taxes, discontinued operations and cumulative effect of change of accounting principle	(2,497)	(1,432)

Net loss	(1,580)	(956)

Loss per share	$(0.95)	$(0.76)

        Additionally, we recorded a $353 million adjustment to reduce January 1, 2000 beginning retained earnings related to our restatement of our directory publishing revenues and costs and the related deferred income tax effects. We also recorded significant restatements in connection with our accounting for the Merger. See Note 4—Merger to our consolidated financial statements in Item 8 of this report for more information related to the restatements to our previously reported purchase accounting.

        The restatements involve, among other matters, revenue recognition issues related to optical capacity asset transactions, equipment sales, directory publishing and purchase accounting. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

        Please note that our consolidated financial statements do not include financial results of pre-Merger Qwest for any period prior to the Merger. This is due to U S WEST being deemed the acquirer in the Merger for financial statement accounting purposes. With respect to certain categories of transactions (principally the optical capacity asset transactions), we are restating these transactions only with respect to periods subsequent to June 30, 2000. Certain of these transactions may have been accounted for by pre-Merger Qwest under policies and practices similar to those for which post-Merger transactions are being restated.

Results of Operations

Overview

        Our operating revenues are generated from our wireline, wireless and other segments. Our wireline segment includes revenues from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services), long-distance voice services (such as IntraLATA long-distance services and InterLATA long-distance services) and other voice services (such as operator services, public telephone service, enhanced voice services and CPE). Voice services revenues are also generated on a wholesale basis from switched-access service revenues, wholesale long-distance service revenues (included in long-distance services revenues) and wholesale access revenues (included in local voice services revenues). Data and Internet services includes data services (such as traditional private lines, wholesale private lines, frame relay, ATM and related CPE) and Internet services (such as DSL, DIA, VPN, Internet dial access, web hosting, professional services and related CPE). Revenues from optical capacity transactions are also included in revenues from data services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC, which holds 10 MHz licenses to provide Personal Communications Service, or PCS, in most markets in our local service area. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned at our cost onto Sprint's network. We are still evaluating both the operational effects of this new wholesale wireless arrangement and the financial effects; however, due to the anticipated decrease in usage of our own wireless network we anticipate that we will record a charge related to an additional impairment of our wireless network. We expect that the impairment charge will be in the range of $200 million to $300 million. We have not adjusted our consolidated financial statements for the year ended December 31, 2002 for any potential impacts of this agreement.

        Other services revenue is predominately derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

        Our wholly owned subsidiary, Dex, previously published telephone directories in our local service area. Virtually all of Dex's revenues were derived from the sale of advertising in its various directories. During 2002, we entered into an agreement to sell our entire directory publishing business to a third party for approximately $7.05 billion. The sale was divided into two phases, the first of which closed in November 2002. At this closing, we received approximately $2.75 billion of gross proceeds. The second phase closed in September 2003. At this closing, we received approximately $4.30 billion of gross proceeds. The results of operations from our directory publishing business for all periods presented are included in income from and gain on sale of discontinued operations in our consolidated statements of operations and, accordingly, the results of operations for all periods discussed below do not include the operating revenues or expenses of Dex. For more information regarding the sale of Dex, see Note 8—Assets Held for Sale including Discontinued Operations to our consolidated financial statements in Item 8 of this report.

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry and our local service area. First, the weak economy in our local service area has continued to impact demand from both our consumer and business customers. The impacts include reduced demand for services resulting in loss of access lines, renegotiated commitments and loss of customers. We believe demand will continue to be affected because the recovery in our local service area is expected to lag the national recovery. Second, technology substitution and competition is expected to continue to lead to access line loss. However, the competitive landscape is changing as we have begun offering InterLATA services in our local service area and CLECs are increasing their use of UNE-P to gain a relative cost advantage for local voice services. Overall, as we expect industry-wide competitive factors to continue to impact our results, we have developed new strategies for offering complementary services such as satellite television and wireless. Third, our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services.

  Wireline Trends

        In general, we expect to see a continued decrease in wireline related revenues as a result of a decrease in demand for access lines. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for dial-up Internet access lines. In addition, our competitors have accelerated their use of the UNE-P platform to deliver wireline voice services. Although the use of UNE-P did not have a material impact on our operations in 2002, we believe the offering of UNE-P services will cause downward pressure on our revenues and result in incremental retail access line losses.

        We have experienced a decrease in wireline revenues associated with long-distance voice services out-of-region, or outside of our local service area, due to competitive pressures and a shift in product mix. Increasingly, however, we expect long-distance and DSL revenues within our local service region to offset these revenue declines.

        We expect to see a continued decline in wholesale switched-access revenues due primarily to pricing changes and volume declines. Pricing declines occurred due to state regulatory actions and the 2000 CALLS order. The CALLS order capped prices for certain services, which resulted in a price decline for switched-access services. Volumes fell in 2002 due to general declines in long-distance usage. We expect that switched-access revenues will continue to decline as a result of more customers selecting Qwest as their long-distance provider and from competition from wireless and other wireline providers.

        We have also begun to experience and expect increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with less profitable product offerings and pricing plans that allow us to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

  Wireless Trends

        Although wireless revenues were similar in 2002 to 2001, during 2002 we began to experience net subscriber losses due to our decision to de-emphasize marketing of wireless services and changes to customer credit requirements, coupled with intense industry competition and the impact of the economic slowdown. We expect these same factors to continue in 2003, and expect that the continued loss of subscribers will cause wireless revenues to decline during 2003.

        Starting in 2004, we expect to expand our wireless offerings through our new arrangement with Sprint. This arrangement will enable us to utilize Sprint's nationwide digital wireless network to offer our customers new voice and data capabilities.

Merger with U S WEST

        On June 30, 2000, we merged with U S WEST, Inc. The discussion and analysis of the results of operations for the years 2002, 2001 and 2000 reflects the transition that took place as a result of the Merger.

        At the time of the Merger, we anticipated that the Merger would essentially enable us to extend our broadband Internet leadership position. The Merger was expected to allow us to reach more consumer and business customers through expanded broadband local connectivity and, in doing so, implement our strategy of becoming the premier end-to-end provider of advanced broadband Internet-based communications worldwide. The Merger was also expected to provide significant economies of scale and cost savings through the avoidance or elimination of duplicate operating costs and expenditures. Since the consummation of the Merger, we have realized certain operating benefits; however, we have not achieved all of the benefits expected by management at the time of the Merger primarily due to a decline in the economy and the resulting over-capacity that occurred in the industry. In addition, we experienced delays in our anticipated timing for obtaining approval to re-enter the long-distance business in our local service area which has delayed our ability to implement the overall strategy.

        We accounted for the Merger as a reverse acquisition under the purchase method of accounting. For accounting purposes, U S WEST was deemed the accounting acquirer and its historical financial statements have been carried forward as those of the combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares). In addition, all outstanding U S WEST stock options and warrants were converted into options and warrants to acquire Qwest common stock at the same ratio. All share and per share amounts presented for 2000 have been restated to give retroactive effect to the exchange ratio. We have restated the previously reported value of consideration in the Merger, primarily because it had been based upon an improper valuation of the fair value of stock options and warrants. Following the restatement, the total value of the consideration was approximately $41.5 billion (as restated), which was allocated to the estimated fair values of our identifiable tangible and intangible assets and liabilities, including $32.4 billion to goodwill. For more information on the Merger with U S WEST, including the restatements to the Merger consideration and the allocation of purchase price, see Note 4—Merger to our consolidated financial statements in Item 8 of this report.

Presentation

        The results for 2001 and 2000 presented below are "As Restated." Please refer to Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report. The analysis is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. In addition to the discussion of the historical information that reviews the current reporting presentation of our financial statements, an overview of the segment results is provided in "Segment Results" below. The segment discussion below reflects the way we reported our segment results to our Chief Executive Officer following a change in December 2002. Unless otherwise indicated, all information is presented in accordance with GAAP.

        The Merger significantly impacts the comparison of the results of operations between 2001 and 2000. The financial results of pre-Merger Qwest for the first six months of 2000 are not included in the 2000 statements of the combined entity. Consequently, the 2001 results include a full twelve months of pre-Merger Qwest's business, compared to six months in 2000. After the Merger, we immediately began the process of integrating the two companies, including merging responsibilities. Consequently, we are unable to precisely separate the results of the two companies for any period after the Merger and analyze the business results of each company in the context of the Merger. However, in order to analyze 2001 versus 2000 revenues and expenses, we estimated the impact of the Merger by assuming that the revenues and expenses for the first six months of 2001 for pre-Merger Qwest were equal to the first six months of 2000 excluding certain non-recurring items (certain optical capacity asset and equipment transactions). While we believe these assumptions are appropriate under the circumstances, different assumptions could lead to different impacts to our analysis.

	Year ended December 31,			Absolute Change		Percentage Change
	2002	2001 As restated	2000 As restated	2002 v 2001	2001v 2000	2002 v 2001	2001v 2000
	(Dollars in millions, except per share amounts)
Operating revenues	$15,385	$16,524	$14,148	$(1,139)	$2,376	(7)%	17%
Operating expenses, excluding goodwill and asset impairment charges	15,274	18,647	14,082	(3,373)	4,565	(18)%	32%
Goodwill impairment charge	8,483	—	—	8,483	—	nm	nm
Asset impairment charges	10,525	251	340	10,274	(89)	nm	(26)%

Operating loss	(18,897)	(2,374)	(274)	(16,523)	(2,100)	nm	nm
Other expense—net	1,228	5,021	1,760	(3,793)	(3,261)	(76)%	185%

Loss before income taxes, discontinued operations, and cumulative effect of changes in accounting principles	(20,125)	(7,395)	(2,034)	(12,730)	(5,361)	172%	264%
Income tax benefit	2,500	1,257	592	1,243	665	99%	112%

Loss from continuing operations	(17,625)	(6,138)	(1,442)	(11,487)	(4,696)	187%	326%
Income from and gain on sale of discontinued operations, net of tax	1,957	511	446	1,446	65	283%	15%

Loss before cumulative effect of changes in accounting principles	(15,668)	(5,627)	(996)	(10,041)	(4,631)	178%	nm
Cumulative effect of changes in accounting principles, net of tax	(22,800)	24	(41)	(22,824)	65	nm	nm

Net loss	$(38,468)	$(5,603)	$(1,037)	$(32,865)	$(4,566)	nm	nm

Basic and diluted loss per share	$(22.87)	$(3.37)	$(0.82)	$(19.50)	$(2.55)	nm	nm

nm—not meaningful

  Operating Revenues

	Year ended December 31,			Absolute Change		Percentage Change
	2002	2001 As restated	2000 As restated	2002 v 2001	2001v 2000	2002 v 2001	2001v 2000
		(Dollars in millions)
Voice services	$10,815	$11,876	$10,955	$(1,061)	$921	(9)%	8%
Data and Internet services	3,819	3,901	2,720	(82)	1,181	(2)%	43%

Total wireline revenue	$14,634	$15,777	$13,675	$(1,143)	$2,102	(7)%	15%
Wireless	694	688	422	6	266	1%	63%
Other services	57	59	51	(2)	8	(3)%	16%

Total operating revenues	$15,385	$16,524	$14,148	$(1,139)	$2,376	(7)%	17%

        For a description of the products and services included in each revenue line item, see "Overview" above.

  Voice Services

        Voice services revenues decreased $1.061 billion, or 9%, in 2002 and increased $921 million, or 8%, in 2001.

  Voice Services 2002 vs. 2001

        The voice services decrease in 2002 was the result of access line losses, our focus on more profitable products and services and a reduction in wholesale switched-access revenues, each of which is discussed further below.

        We experienced a decline in local voice services revenues of $228 million in 2002 associated with the loss of 781,000 access lines. The access line loss was driven by a soft economy in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition from both facility and non facility-based providers such as cable companies providing telephony services, CLECs, and other telecommunications providers reselling our services.

        Throughout the last half of 2001 and during 2002, we evaluated the profitability of specific products sold outside of our local service area. Based upon this evaluation, we de-emphasized and stopped promoting certain services including InterLATA long-distance in the consumer and business markets, wholesale long-distance, IntraLATA long-distance and operator services. In addition, we also experienced lower long-distance pricing due to competitive pressures and a shift in the product mix to certain wholesale services. These factors combined to reduce long-distance voice revenues by $464 million in 2002.

        We also experienced a revenue decline of $173 million in switched-access revenues in 2002. The switched-access revenue declines were due primarily to pricing and volume declines. Pricing declines occurred due to state regulatory actions and the July 2000 CALLS order. The CALLS order capped prices for certain services, which resulted in a price decline for switched-access services. Volumes also fell due to general declines in demand for long-distance usage and competitive losses.

        In addition to the revenue decreases described above, other voice services declined $196 million in 2002, primarily due to declines in demand for services such as collocation, public telephone services and directory assistance. The declines were primarily driven by the soft telecommunications market, telecommunications company bankruptcies, wireless substitution of public telephones and deteriorating economic conditions.

  Voice Services 2001 vs. 2000

        Of the $921 million increase in voice services revenues in 2001 approximately $1.124 billion is attributable to the impact of the Merger. Additionally, voice revenues decreased by $203 million primarily as a result of access line losses.

        We experienced revenue declines of $244 million in switched-access, $123 million in business customer price reductions and $49 million related to access line losses in 2001. The switched-access revenue declines were primarily due to the same regulatory and industry effects described for 2002 above. During 2000 and 2001, we reduced our rates to business customers to remain competitive in the marketplace for advanced voice services. In addition, business customers converted their single access lines to a fewer number of high speed, high-capacity access lines allowing for the transport of multiple simultaneous telephone calls and transmission of data at higher rates of speed. This conversion effectively resulted in the rate reduction and contributed to access line loss.

        Offsetting the revenue declines in 2001 was an increase of $236 million in wholesale long-distance revenue, which resulted from a shift in our emphasis from retail to wholesale long-distance services.

Partially offsetting the increases in out-of-region long-distance revenue was a decrease in IntraLATA long-distance revenue in our local service area.

  Data and Internet Services

        Data and Internet services revenues remained relatively flat in 2002 and increased $1.181 billion, or 43%, in 2001. Approximately $580 million of the increase in 2001 is attributable to the Merger. Additionally, data and Internet services revenues increased by $601 million in 2001, primarily for reasons described below.

  Data and Internet Services 2002 vs. 2001

        In 2002, revenue increases from IP products such as Internet dial access, DSL and DIA were offset by declines in data services such as wholesale private line. During 2002, Internet dial access revenues increased $98 million primarily from sales to large ISPs and businesses for use in their internal telecommunication networks. DSL revenues increased by $75 million due to the addition of approximately 78,000 DSL subscribers for a total of 510,000 subscribers at the end of 2002 due to higher customer demand. DIA revenues grew $28 million in 2002 as demand for access to the Internet increased from business and wholesale customers. Data revenue declined by $226 million, primarily due to weak sales as a result of lower demand and disconnects of wholesale private line services by existing wholesale customers as the slow economy forced those customers to decrease the bandwidth they purchase to correlate with their current needs.

  Data and Internet Services 2001 vs. 2000

        In 2001, data revenue increases were from products such as frame relay, ATM, private line and CPE combined with Internet products such as hosting, professional services, DSL and DIA. In 2001, we experienced $301 million revenue increase from business and wholesale private line services, frame relay and ATM sales. This reflected expanding customer telecommunications needs during 2000 and early 2001. In addition, sales of CPE to our business customers increased by $87 million as a result of providing total telecommunications solutions to our customers. DSL revenues increased by $39 million in 2001 as a result of the addition of approximately 177,000 DSL subscribers. In addition DIA revenues grew $68 million in 2001 as demand for access to the Internet increased from business and wholesale customers.

  Wireless

        Revenues from the wireless services segment increased by $6 million, or 1%, in 2002 and increased $266 million, or 63%, in 2001.

  Wireless 2002 vs. 2001

        Although net subscribers fell from 1.12 million in 2001, to 1.03 million in 2002, revenues increased slightly. We did not experience an overall revenue decline due to the timing of the acquisition and disposition of customers between the years. The fall in subscribers, despite an expanding overall market, reflects our decision to de-emphasize sales of wireless services on a stand-alone basis, tighten credit policies and limit product marketing, as well as the impact of intense industry competition, the economic slowdown, lack of a national network and higher than expected customer disconnects. During 2002, our wireless penetration percentage (our wireless subscribers divided by the total number of subscribers in the points-of-presence we cover) declined in the markets we serve from 5.73% in 2001 to 4.66% in 2002.

  Wireless 2001 vs. 2000

        In 2001, total wireless subscribers increased from 805,000 in 2000 to 1.12 million in 2001. The increase in subscribers reflected the increase in demand for wireless services and our focus on growing the wireless subscriber base. During 2001, our wireless penetration percentage grew in the markets we serve from 4.89% in 2000 to 5.73% in 2001.

  Other Services

        Other Services revenue consists primarily of rental income from our owned and leased real estate. Other services revenue remained flat at $57 million in 2002 and $59 million in 2001. In 2001, other revenues increased $8 million or 16% from $51 million in 2000, due to eliminating the need for internal administrative space and leasing it externally.

  Operating Expenses

        The following table provides further detail regarding our operating expenses:

	Year ended December 31,			Absolute Change		Percentage Change
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001vs. 2000
		(As restated)	(As restated)
		(Dollars in millions)
Operating expenses:
Cost of sales	$5,966	$6,530	$4,375	$(564)	$2,155	(9)%	49%
Selling, general and administrative ("SG&A")	5,279	5,616	4,886	(337)	730	(6)%	15%
Depreciation	3,268	3,704	2,555	(436)	1,149	(12)%	45%
Goodwill and other intangible amortization	579	1,660	785	(1,081)	875	(65)%	111%
Goodwill impairment charge	8,483	—	—	8,483	—	nm	—
Asset impairment charges	10,525	251	340	10,274	(89)	nm	(26)%
Restructuring, Merger-related and other charges	182	1,137	1,481	(955)	(344)	(84)%	(23)%

Total operating expenses	$34,282	$18,898	$14,422	$15,384	$4,476	81%	31%

nm
- not meaningful

  Cost of Sales

        The following table shows a breakdown of cost of sales by major component:

	Year ended December 31,			Absolute Change		Percentage Change
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
		(As restated)	(As restated)
	(Dollars in millions)
Facility costs	$2,991	$3,060	$1,236	$(69)	$1,824	(2)%	148%
Network costs	378	555	525	(177)	30	(32)%	6%
Employee and service-related costs	1,844	1,842	1,926	2	(84)	0%	(4)%
Non-employee related costs	753	1,073	688	(320)	385	(30)%	56%

Total cost of sales	$5,966	$6,530	$4,375	$(564)	$2,155	(9)%	49%

        Cost of sales includes: facility costs, network costs, salaries and wages, benefits, materials and supplies, contracted engineering services, computer systems support and the cost of CPE sold. Facility costs are third-party telecommunications expenses we incur to connect customers to our network or to end-user product platforms not owned by us both in-region and out-of-region. Network costs include third-party expenses to repair and maintain the network and supplies to provide services to customers.

        Total cost of sales decreased $564 million, or 9%, in 2002 and increased $2.155 billion, or 49%, in 2001. During 2002, our expenses declined due to improved management expense controls, lower staffing requirements and lower sales volumes offset by a decrease in the net pension credit. Of the $2.155 billion increase in cost of sales in 2001, approximately $1.101 billion is attributable to the Merger. Additionally, cost of sales increased $1.054 billion in 2001. This was primarily the result of increased facility costs which is discussed below.

        Cost of sales, as a percentage of revenue, was 39% for 2002, 40% for 2001 and 31% in 2000. The increase in cost of sales as a percent of revenue between 2000 and 2001 was driven by the fact that the products and services of pre-Merger Qwest were generally associated with lower gross margins than the U S WEST products and services.

        Facility costs, including leased local access circuits, decreased $69 million, or 2%, in 2002, and increased $1.824 billion, or 148%, in 2001. The decrease in 2002 is attributable to cost savings associated with network optimization and reduced voice volumes partially offset by costs associated with the introduction of new product platforms. Network optimization savings are primarily derived from eliminating excess capacity from the network and migrating from lower-speed services to more cost efficient higher-speed services where applicable. Approximately $1.024 billion of the increase in facilities costs in 2001 is attributable to the Merger. Additionally, facilities costs increased $800 million in 2001 due to the introduction of new product platforms, including our Internet dial and hosting infrastructure, and increased long-distance volumes in our out-of-region wholesale business.

        Our network costs declined $177 million, or 32%, in 2002 and increased $30 million, or 6%, in 2001. During 2002, we reduced our reliance on third-party contractors to provide network maintenance services, by shifting this work to our employees. We also experienced lower costs associated with wireless handset sales as a result of lower unit prices and decreases in the number of new wireless subscribers. Approximately $10 million of the 2001 increase is attributable to the Merger. Additionally, network expense increased $20 million, in 2001, primarily due to higher total wireless handset costs as we expanded our wireless customer base during 2001.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, and third-party customer service were essentially flat in 2002 and decreased $84 million, or 4%, in 2001. In 2002, increases in benefits, pension and taxes as a result of the reduction in the net pension credit, as discussed below in Combined Pension and Post-Retirement Benefits were offset by decreases in salaries and wages included in cost of sales, primarily due to lower staffing requirements, combined with a reduction in the use of third-party contractors to design and install services for customers. The Merger caused an expense increase of approximately $84 million in 2001. Additionally, employee and service related costs decreased $168 million in 2001. The decrease is attributable to lower bonus payments to management employees, overtime reductions and salaries and wage decreases due to lower staffing requirements.

        Non-employee related costs, such as real estate costs, cost of sales for CPE, and reciprocal compensation payments, decreased $320 million, or 30%, in 2002 and increased $385 million, or 56%, in 2001. The decrease in 2002 is attributable to lower reciprocal compensation costs due to an April 2001 FCC order which limited the amount of reciprocal compensation due to ISPs, lower postage and shipping costs associated with improved management expense controls and lower cost of sales for data and IP CPE, associated with lower CPE revenue. The Merger had minimal impact on 2001 as it relates to non-employee related costs. Additionally, non-employee related costs increased approximately

$385 million in 2001. The increase is primarily attributable to higher access expense and external commissions.

  SG&A

        The following table shows a breakdown of SG&A by major component:

	Year ended December 31,			Absolute Change		Percentage Change
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
		as restated	as restated
	(Dollars in millions)
Property and other taxes	$493	$438	$467	$55	$(29)	13%	(6)%
Bad debt	511	615	388	(104)	227	(17)%	59%
Employee and service related costs	2,768	3,309	2,775	(541)	534	(16)%	19%
Non-employee related costs	1,507	1,254	1,256	253	(2)	20%	—%

Total SG&A	$5,279	$5,616	$4,886	$(337)	$730	(6)%	15%

        Selling, general and administrative, or SG&A, expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support. SG&A, as a percent of revenue, was 34% for 2002, 34% for 2001 and 35% for 2000.

        Total SG&A decreased $337 million, or 6%, in 2002 and increased $730 million, or 15%, in 2001. The 2002 decrease relates primarily to lower staffing requirements, offset by increased property taxes and non-employee related costs. Of the $730 million increase in SG&A in 2001, approximately $718 million is attributable to the Merger. Additionally, SG&A increased $12 million in 2001 due to increases in bad debt expense, employee expense and non-employee cost increases partially offset by decreases in property and other taxes.

        Property and other taxes increased $55 million, or 13%, in 2002 and decreased $29 million, or 6%, in 2001. The increase in 2002 is attributable to capital expansion for both the traditional telephone network and global fiber optic broadband network that took place during the years ended December 31, 2001 and 2000. The Merger caused an increase in property and other tax expense of approximately $30 million. Also, property and other taxes decreased $59 million in 2001 as a result of changes in property tax estimates.

        Bad debt expense decreased $104 million, or 17%, in 2002 and increased $227 million, or 59%, in 2001. Bad debt expense decreased as a percentage of revenue from 3.7% in 2001 to 3.3% in 2002. The 2002 decrease as a percentage of revenue was due primarily to improved collections practices and tighter credit policies offset by bankruptcies of wholesale customers and weak economic conditions. Approximately $69 million of the increase in 2001 is attributable to the Merger. Bad debt expense also increased $158 million in 2001 as a result of the impact of the slow down of the economy.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime, professional fees (such as telemarketing and customer service costs), decreased $541 million, or 16%, in 2002 and increased $534 million, or 19%, in 2001. The decrease in 2002 was associated with lower salaries and wages, decreased professional fees, and reduced bonus payments to management employees. The decrease in salaries and wages of $177 million was primarily due to lower staffing requirements. The decrease in professional fees of $273 million was primarily due to lower costs associated with re-entering the InterLATA long-distance market, and payments to third-party service providers, as we re-incorporated certain previously outsourced customer service functions in the wireless services segment. Bonus payments to management employees also decreased by $90 million from the prior year. Partially offsetting these declines were increased benefits, pension and taxes of

$50 million mainly as a result of the decrease in the net pension credit as discussed below in Combined Pension and Post-Retirement Benefits and increased legal and other professional fees due to various investigations and claims. Approximately $369 million of the increase in 2001 is attributable to the Merger. Additionally, employee and service related expenses increased $165 million in 2001. The increase is primarily attributable to higher outside professional fees associated with re-entering the InterLATA long-distance market and higher commissions partially offset by various lower employee costs.

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, increased $253 million, or 20%, in 2002 and were essentially flat in 2001. The 2002 increase was driven by a shift in information technology resources to maintenance activities from those that were eligible for capitalization. The increase was partially offset by postage and shipping, reduced customer care costs and lower marketing and advertising expenses. The Merger caused an expense increase of approximately $250 million. Also, non-employee related costs decreased $252 million, in 2001, due to lower access expense and external commissions.

Combined Pension and Post-Retirement Benefits

        Our results include a pension credit, net of post-retirement expenses, of $97 million in 2002 ($59 million after-tax or $0.04 per diluted share), $337 million in 2001 ($206 million after-tax or $0.12 per diluted share) and $281 million in 2000 ($172 million after-tax or $0.14 per diluted share). Absent these credits, our net loss in each of these years would have been higher by these amounts. The net pension credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. For the reasons described below we expect that we will record a net expense of $233 million related to pension and post-retirement obligations in 2003 as opposed to a net pension credit.

        The net pension credit is allocated partially to cost of sales and the remaining balance to SG&A. A reduction in the expected return on plan assets as well as a reduction in recognized actuarial gains, offset by lower service and interest costs, accounted for the decrease in the pension credit for 2002. The expected return on the plan assets component decreased $209 million, or 16% in 2002 because of a continued deterioration in the equity markets. We expect that our 2003 pension credit will be lower than 2002 due to the volatile equity market conditions of 2000 through 2002 and the scheduled increase in pension benefits required under our union contracts. We also expect our post-retirement expenses to increase as a result of rising health care rates. As a result, we expect that we will record a net expense in 2003 as opposed to a net credit. You can find additional information on our pension and post-retirement plans in Note 14—Employee Benefits to our consolidated financial statements in Item 8 of this report. Also, for a discussion of the accounting treatment and assumptions regarding pension and post-retirement benefits, see the discussion of Critical Accounting Policies below.

  Depreciation

        Depreciation expense decreased $436 million, or 12%, in 2002 and increased $1.149 billion, or 45%, in 2001. The decrease in 2002 was primarily the result of the charge we recorded related to the impairment of our assets and the resulting decrease in the depreciable basis of our fixed assets as discussed below. The impact of the impairment will reduce our annual depreciation expense by approximately $900 million, effective July 1, 2002. The 2001 increase is the result of the acquisition of approximately $5.983 billion of assets in connection with the Merger, other capital expenditures in 2001 and 2000, and the "catch-up" in our depreciation discussed in the following two paragraphs.

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

        On July 20, 2001, we terminated our agreement with Citizens under which the majority of the remaining access lines in eight states were to have been sold and ceased actively marketing the remaining lines. As a result, the remaining access lines in eight states were reclassified as being "held for use" as of June 30, 2001. The access lines were measured individually at the lower of their (1) carrying value before they were classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (2) their estimated fair value at June 30, 2001. The required adjustments to the carrying value of the individual access lines were included in operating loss for 2001. This resulted in a charge to depreciation of $222 million to "catch-up" the depreciation on these access lines for the period they were held for sale.

  Goodwill and Other Intangibles Amortization

        Amortization expense decreased $1.081 billion, or 65%, in 2002 and increased $875 million, or 111%, in 2001. The decrease in 2002 was the result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" or SFAS No. 142, which required us to cease amortization of indefinite-lived intangible assets effective January 1, 2002 and the recognition of an impairment charge on intangibles with finite lives. The impact of the impairment will reduce our annual amortization expense by approximately $400 million, effective July 1, 2002. The 2001 increase in amortization is the result of the goodwill generated from the Merger and the result of the May 1, 2001 change in the amortizable life of a portion of goodwill from 40 years to 10 years.

  Goodwill Impairment Charges

        As discussed in greater detail below, under Critical Accounting Policies, on January 1, 2002 we adopted the provisions of SFAS No. 142. Prior to the adoption of SFAS No. 142, we reviewed our goodwill and other intangibles with indefinite lives for potential impairment based on the fair value of our entire enterprise using undiscounted cash flows. SFAS No. 142 requires that goodwill impairments be assessed based on allocating our goodwill to reporting units and comparing the net book value of the reporting unit to its estimated fair value. A reporting unit is an operating segment or one level below. SFAS No. 142 required us to perform a transitional impairment test on January 1, 2002.

        In accordance with SFAS No. 142, we performed a transitional impairment test of goodwill and intangible assets with indefinite lives as of January 1, 2002. Based on this analysis, we recorded a charge for the cumulative effect of adopting SFAS No. 142 of $22.800 billion on January 1, 2002. Changes in market conditions, downward revisions to our projections of future operating results and other factors indicated that the carrying value of the remaining goodwill should be evaluated for impairment as of June 30, 2002. Based on the results of that impairment analysis, we determined that the remaining goodwill balance of $8.483 billion was completely impaired and we recorded an impairment charge on June 30, 2002 to write-off the remaining balance.

  Asset Impairment Charges

        During 2002, 2001 and 2000, we recorded asset impairment charges of $10.525 billion, $251 million and $340 million, respectively, detailed as follows:

	Year ended December 31,
	2002	2001	2000
		(As restated)	(As restated)
	(Dollars in millions)
Impairment of property, plant and equipment	$10,493	$—	$—
Facilities and other projects	—	134	—
Other real estate assets	28	—	—
Impairment due to Merger	—	16	35
Special purpose access lines	—	—	191
Capitalized software due to restructuring activities	4	68	—
Capitalized software due to Merger	—	33	114

Total asset impairments	$10,525	$251	$340

        Effective June 30, 2002, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" or SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results and other factors indicated that our investments in our long-lived assets may have been impaired at that date. In accordance with SFAS No. 144 we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows as follows: traditional telephone network; national fiber optic broadband network; international fiber optic broadband network; wireless network; web hosting and Application Service Provider ("ASP"); and certain assets held for sale. Based on the gross undiscounted cash flow projections, we determined that all of our asset groups, except our traditional telephone network, were impaired at June 30, 2002. For those asset groups that were impaired, we then estimated the fair value using a variety of techniques. For the year ended December 31, 2002, we determined that the fair values were less than our carrying amounts by $10.493 billion in the aggregate.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $1.9 billion in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments will reduce our annual depreciation and amortization expense by approximately $1.3 billion, effective July 1, 2002.

        In 2002, we recorded other asset impairment charges of $28 million associated with the write-down of other real estate assets that were held for sale.

        As part of our restructuring activities in 2001, we reviewed all of our existing construction projects. Following this review, we recorded asset impairment charges of $134 million related to the abandonment of web hosting centers and other internal use construction projects.

        Subsequent to the Merger, we reevaluated all of our assets for potential impairment and concluded that the fair value of some of our assets were below their carrying value. As a result, we recorded an impairment charge related to equipment and internal use construction projects of $16 million and $35 million in 2001 and 2000, respectively, writing off the full carrying value of certain internal use construction projects and equipment.

        Also, in connection with the Merger, we evaluated our dedicated special-purpose access lines that we lease to CLECs for potential impairment. After considering the declining industry conditions and regulatory changes affecting CLECs in 2000, as well as the fact that these access lines had no alternative use and could not be sold or re-deployed, we concluded that sufficient net cash flows would not be generated to recover the carrying value of these assets. Therefore, we concluded that the fair value of these assets was minimal and recorded an impairment charge of $191 million in our 2000 consolidated statement of operations.

        We recorded asset impairment charges of $4 million and $68 million in 2002 and 2001, respectively related to internal software projects that we terminated, including customer database system projects.

        Following the Merger, we reviewed all internal use software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. Capitalized software costs of $33 million and $114 million were written off in 2001 and 2000, respectively, and recorded to asset impairment charges on our consolidated statements of operations at the time they were abandoned. The abandoned projects primarily included a significant billing system replacement.

  Restructuring and Other Charges

        During 2002 and 2001, in order to streamline our business and consolidate operations in response to lower customer demand resulting from a decline in economic conditions, we implemented plans to reduce the number of employees, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases. We incurred restructuring and other charges totaling $235 million in 2002 and $816 million in 2001, detailed as follows:

	Year ended December 31,
	2002	2001
		As restated
	(Dollars in millions)
Severance and employee-related charges, net	$66	$332
Contractual settlements and legal contingencies, net	98	120
Sublease losses, net	71	369
Other charges (credits), net	—	(5)

Total restructuring and other charges, net	$235	$816

  2002 Activities

        During 2002, in response to shortfalls in employee reductions planned as part of the 2001 restructuring plan (as discussed below), and due to the continued declines in our revenues and general economic conditions, we identified planned reductions in employees from various functional areas and permanently abandoned a number of operating and administrative facilities. These activities included charges of $179 million for severance benefits and employee-related matters pursuant to established severance policies triggered by a reduction in employees, which we recorded directly to restructuring and other charges in our consolidated statement of operations. We identified approximately 4,500 employees from various functional areas to be separated from the company as part of the staffing reduction. The affected employees are entitled to receive severance benefits pursuant to established severance policies. As of December 31, 2002, approximately 3,500 of the plan reductions were accomplished resulting in the utilization of $123 million for cash payments and enhanced pension benefits. We expect the remaining employee reductions, cash payments and provision of benefits to be completed by December 31, 2003. These charges were offset by a reversal of $113 million of accruals established in 2001 as part of the restructuring plan as discussed below.

        In conjunction with the staffing reductions, we permanently abandoned 64 real estate facilities and recorded a charge of $116 million related to the rental payments due under the leases, net of estimated subleases rentals, and estimates of amounts to terminate the leases. Offsetting the $116 million charge was a reversal of $18 million of accruals established in 2001 as part of the restructuring plan discussed below. During 2002 we utilized $8 million of the established reserves primarily for payments of amounts owed in accordance with the leases. We expect that the remaining reserve will be utilized over the remaining term of the leases which are up to five years.

        In 2002, we recorded an additional $71 million charge primarily to increase the estimated cost of exiting our web hosting facilities net of a $23 million expected sublease loss recorded in 2001.

  2001 Activities

        During the fourth quarter of 2001, a plan was approved to further reduce current employee levels, consolidate and sublease facilities and abandon certain capital projects and terminate certain operating leases. As a result, we recorded a restructuring charge of $825 million to cover the costs associated with these actions as more fully described below.

        In order to streamline our business and consolidate operations to meet lower customer demand resulting from a decline in economic conditions, we identified 10,000 employees, in various functional areas, to be terminated and accrued restructuring charges of $332 million for severance benefits to be made to those employees. As of December 31, 2002, our restructuring activities under this plan were substantially complete. We terminated approximately 7,000 employees and made payments of $203 million in cash severance, enhanced pension benefits and employee-related payments. As a result of the shortfall in actual terminations we reversed $113 million of the accruals established in 2001, which we recorded as a reduction in restructuring charges in our 2002 consolidated statement of operations.

        Due to the reduction in employees and the consolidation of operations, we recognized a restructuring charge to our consolidated statement of operations in 2001 of $120 million for costs associated with the expected termination of 40 operating lease agreements across the country. By December 31, 2002 we had made payments of $43 million associated with sublease losses and contract termination costs related to exiting these buildings. A number of the operating lease agreements were subsequently terminated and as a result of certain favorable negotiations we reversed $18 million of this reserve in 2002.

        We operated 16 web hosting centers across the country that were subject to various operating leases. We also had several web hosting centers under construction that would require additional capital outlays before they were functional. Additionally, we had some web hosting facilities under lease where no construction work had begun. As a result of the slowing economy and the excess capacity at the time for web hosting, we suspended our plans to build web hosting centers where construction had not begun and halted further construction on those facilities under construction at the time. We identified 10 web hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. As a result we recorded a charge of $369 million for expected sublease losses to our consolidated statement of operations in 2001. In 2002, we exercised our options under the synthetic lease facility through which the web hosting centers were financed and purchased the buildings. We paid $254 million to acquire the buildings pursuant to these options. We assessed the fair value of the buildings based on other comparable market activity and determined the guaranteed residual value under the synthetic lease facilities exceeded the fair value by $94 million. Consequently, we recorded a charge of $71 million in 2002 as mentioned above primarily to increase the estimated costs of exiting these facilities, net of a $23 million expected sublease loss recorded in 2001.

        We also recorded a credit of $9 million in 2001 directly to restructuring charges in our consolidated statements of operations related to deferred rent as a result of exiting the leased facilities described above. This was partially offset by $4 million of other restructuring charges.

  Merger-Related (Credits) Charges

        In 2000, we recorded Merger-related and other charges of $1.481 billion. We recorded additional charges of $321 million related to the Merger in 2001, net of reversals discussed below. We reversed $53 million of Merger-related reserves in 2002 due to the favorable settlement of certain legal contingencies during that year. Substantially all of the Merger-related charges were incurred by June 30, 2001. The 2001 data below for Merger-related and other charges reflects costs incurred through June 30, 2001, subject to the adjustments described below. A breakdown of these costs is as follows:

	Year ended December 31,
	2002	2001	2000
		(As restated)
	(Dollars in millions)
Contractual settlements and legal contingencies, net	$(53)	$115	$679
Severance and employee-related charges, net	—	132	584
Other Merger-related charges, net	—	74	218

Total Merger-related (credits) charges, net	$(53)	$321	$1,481

        We recorded charges to our consolidated statement of operations of $265 million and $679 million for 2001 and 2000, respectively, associated with various contractual settlements and legal contingencies. The charges were accrued to cancel various commitments no longer deemed necessary as a result of the Merger and to settle various claims related to the Merger. In 2002 and 2001, we reversed $53 million and $150 million, respectively, in our consolidated statement of operations. The reversals resulted from favorable developments in the matters underlying contractual settlements and legal contingencies.

        In connection with the Merger, we reduced employee and contractor levels by over 14,000 people. These employees were terminated prior to December 31, 2001. The 2001 and 2000 severance and employee-related charges of $132 million and $584 million, respectively, consist of costs associated with payments to employees who involuntarily left the business since the consummation of the Merger and, for 2000, $91 million in bonus payments that were subject to the successful completion of the Merger. Upon the completion of our plans and achieving the planned reduction of 14,000 people in 2001 we reversed $44 million of the severances and employee-related reserves established that were no longer necessary.

        Other net Merger-related charges of $74 million and $218 million were incurred in 2001 and 2000, respectively for professional fees, re-branding costs and other incremental costs directly related to the Merger. We considered only those costs that were incremental and directly related to the Merger to be Merger-related.

        As of December 31, 2002, total Merger-related accruals of $22 million are included on our consolidated balance sheet. These relate primarily to outstanding legal contingencies. As those matters identified as legal contingencies associated with contract settlements and general legal contingencies are resolved, any amounts due will be paid at that time. Any differences between amounts accrued and actual payments will be reflected in our consolidated results of operations as Merger-related (credits) charges.

  Total Other Expense-Net

        Other expense—net includes interest expense, net of capitalized interest and interest income; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; declines in derivative instrument market values; and our share of the investees income or losses for investments accounted for under the equity method of accounting.

	Year ended December 31,			Absolute Change		Percentage Change
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
		as restated	as restated
	(Dollars in millions)
Interest expense—net	$1,789	$1,437	$1,043	$352	$394	24%	38%
Losses and impairment of investment in KPNQwest	1,190	3,300	33	(2,110)	3,267	(64)%	nm
Loss on Global Crossing equity securities and related derivatives	—	7	867	(7)	(860)	(100)%	(99)%
Loss (gain) on sale of investments and other investment write-downs	88	141	(206)	(53)	347	(38)%	168%
(Gain) loss on early retirement of debt	(1,836)	106	—	(1,942)	106	nm	nm
(Gain) loss on sales of fixed assets	—	(51)	11	51	(62)	100%	(564)%
Other (income) expense—net	(3)	81	12	(84)	69	(104)%	575%

Total other expense—net	$1,228	$5,021	$1,760	$(3,793)	$3,261	(76)%	185%

nm - not meaningful

        Interest expense—net.    Interest expense—net, was $1.789 billion for 2002, compared to $1.437 billion for 2001. We are currently incurring penalty interest of 0.25% on $1.5 billion in debt due to our failure to register these securities by October 8, 2002. We will continue to incur this penalty interest until we register these securities, which is expected to be in 2004. The increase in interest expense was also attributable to the issuance of $1.5 billion of 10-year bonds in March of 2002 at an 8.875% interest rate. Interest expense also increased due to borrowings from our $4.0 billion syndicated credit facility in the first quarter of 2002 to fund the repayment of approximately $3.2 billion of outstanding commercial paper, which had a weighted average interest rate of 2.98% as of December 31, 2001, compared to the 5.00% weighted average interest rate as of December 31, 2002 on the credit facility. Additionally, interest expense in 2002 increased as a result of our directory publishing business borrowing $750 million in August 2002 at a weighted average interest rate of 13.69% as of December 31, 2002. Finally, capitalized interest decreased $146 million as a result of lower capital expenditures.

        Interest expense was $1.437 billion for 2001, compared to $1.043 billion for 2000. The increase in interest expense was primarily attributable to increased borrowings required to fund capital improvements to our network and the repurchase of shares of our common stock from BellSouth Corporation ("BellSouth"). Also contributing to the increase was the inclusion of a full twelve months of interest expense associated with pre-Merger Qwest debt as compared to six months in 2000. Partially offsetting the increase was an $82 million increase in capitalized interest as a result of additional qualifying construction during the period.

        Losses and impairment of investment in KPNQwest.    As more fully discussed in Note 10—Investments to our consolidated financial statements in Item 8 of this report, we reviewed the carrying value of our investment in KPNQwest as of June 30, 2001 to evaluate whether the $4.381 billion carrying amount of our investment in KPNQwest was impaired. Factors considered in reaching our conclusion that the decline was other than temporary included, among others, the following: a decline in the price of KPNQwest's publicly traded stock and the period of time over which such price had been below the carrying value of our investment; the change in analysts' expectations released during the second quarter of 2001 indicating significant declines from their first quarter expectations; and the severe deterioration the European telecommunications sector experienced during the second quarter of 2001, including a number of bankruptcies, making the near-term prospects of a recovery of KPNQwest's stock less certain at June 30, 2001.

        As a result of that evaluation, we determined that an other-than-temporary decline in fair value had occurred and that the fair value of our investment in KPNQwest at June 30, 2001 was $1.333 billion. Accordingly, an impairment loss of $3.048 billion was recorded in June 2001 to write the carrying amount of our investment down to its estimated fair value.

        As discussed in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report, we re-evaluated our valuation of KPNQwest as of December 31, 2001. That evaluation indicated that the fair value of our investment in KPNQwest was approximately $1.150 billion at that date. Consequently, in our restated consolidated financial statements for 2001, we have recorded an additional impairment loss of $156 million in the fourth quarter of 2001 to reflect this change.

        As a result of the continued decline in the fair value of KPNQwest subsequent to December 31, 2001, we recorded a further impairment to our investment for an other-than-temporary decline in value in the first quarter of 2002. In May 2002, KPNQwest filed for bankruptcy protection and ceased operations. We do not expect to recover any of our investment in KPNQwest and, as a result, in the second quarter of 2002, we wrote-off our remaining investment in KPNQwest.

        The losses and impairment charges in our consolidated statement of operations related to our investment in KPNQwest includes our equity share of losses in KPNQwest.

        Loss on Global Crossing equity securities and related derivatives.    In December 1999, we sold approximately 24 million shares of the 37 million shares we held in Global Crossing common stock. In connection with that sale, we entered into derivative contracts to create equity return swaps. Our objective in entering into these equity return swaps was to synthetically replace the 24 million shares sold. As a result, we maintained some of the risk and rewards of investment ownership and received cash proceeds upon the sale of the shares. These derivatives were carried at market value with changes in market value included in other income. Due to a decline in the market value of the derivatives, we recorded charges of $7 million and $470 million for 2001 and 2000, respectively. We also recorded a loss of $447 million in the second quarter of 2000, when we determined the decline in the value of our remaining 13 million shares in Global Crossing common stock was other than temporary. We sold our remaining investment in the third quarter of 2000, realizing cash proceeds of $421 million and a gain of $50 million.

        Loss (gain) on sale of investments and other investment write-downs.    Pre-Merger Qwest owned an interest in Qwest Digital Media, LLC ("QDM") as discussed in Note 10—Investments to our consolidated financial statements in Item 8 of this report. We accounted for this investment under the equity method of accounting. We recorded charges of $14 million, $20 million and $36 million in the years ended December 31, 2002, 2001 and 2000, representing primarily our equity share of losses in this investment.

        We also have owned a number of other public and private investments. During 2002, 2001 and 2000 we sold various equity investments. As a result of these sales we received approximately $12 million, $98 million and $488 million in cash and recognized a loss of $38 million, a gain of $74 million and a gain of $402 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        We review our portfolio of equity securities on a quarterly basis to determine whether declines in value on individual securities are other than temporary. If we determine that a decline in value of an equity security is other than temporary, we record a charge in the statement of operations to reduce the carrying value of the security to its estimated fair value. We recorded write-downs of our investments for other-than-temporary declines of $10 million, $193 million and $131 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Our portfolio of equity securities also included a number of warrants to purchase securities in other entities. We carry these securities at fair market value and include any gains or losses recognized in our consolidated statement of operations. We recorded a loss of $24 million for the year ended December 31, 2002, a gain of $7 million for the year ended December 31, 2001, and a loss of $29 million for the year ended December 31, 2000.

        (Gain) loss on early retirement of debt.    On December 26, 2002, we completed an offer to exchange up to $12.9 billion in aggregate principal amount of outstanding unsecured debt securities of QCF for new unsecured debt securities of Qwest Services Corporation (QSC). We received valid tender offers of approximately $5.2 billion in total principal amount of the QCF notes and issued in exchange approximately $3.298 billion in face value of new debt securities of QSC. The majority of these debt exchanges were accounted for as debt extinguishments resulting in the recognition of a $1.8 billion gain recorded in other expense (income) in the 2002 consolidated statement of operations in Item 8 of this report. The cash flows for two of the new debt securities were not considered "substantially" different than the exchanged debt and therefore no gain was realized upon exchange. For these two debt instruments, the difference between the fair value of the new debt and the carrying amount of the exchanged debt of approximately $70 million is being amortized as a credit to interest expense using the effective interest method over the life of the new debt.

        During the first quarter of 2002, we exchanged through private exchange transactions, $97 million in face amount of debt that was issued by QCF. In exchange for the debt, we issued approximately 9.88 million shares of our treasury stock with a fair value of $87 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $8.29 per share to $9.18 per share. As a result of these transactions, we recorded a $9 million gain in other expense (income) in our consolidated statement of operations.

        In March 2001, we completed a tender offer to buy back certain outstanding debt. In the tender offer, we repurchased approximately $995 million in principal of the outstanding debt. As a result of the repurchase, we incurred a pre-tax charge of $106 million ($65 million after tax) in premium payments. The tender offer was to retire the bonds because of their high coupon rates and to reduce interest costs.

        (Gain) loss on sales of fixed assets.    In 2001, we completed the sale of approximately 41,000 access lines in Utah and Arizona resulting in proceeds of $94 million and a gain of $51 million. During 2000, we completed the sale of approximately 20,000 access lines in North Dakota and South Dakota generating a gain of $28 million. In addition, we recorded a loss of $39 million relating to the sale of other non-strategic fixed assets.

        Other (income) expense—net.    Other (income) expense—net, decreased $84 million in 2002 compared to 2001, and increased $69 million in 2001 compared to 2000. Other expense—net for 2001 principally consisted of charges associated with the write-off of various assets of approximately $56 million. We also incurred charges of approximately $18 million related to the write-off of receivables and other costs associated with QDM. In addition, we had approximately $4 million in miscellaneous fees and $3 million in costs associated with our deferred compensation plans.

  Income Tax Benefit

        Our continuing operations effective income tax benefit rate was 12.4% in 2002, 17.0% in 2001 and 29.1% in 2000. Our 2002 effective income tax benefit rate declined compared to 2001, due to non-deductible charges related to the impairment of our goodwill, as well as goodwill amortization. Additionally, in the second quarter of 2002, we recorded a non-cash charge of $1.677 billion, or $1.00 per share, to establish a valuation allowance against the 2002 net federal and state deferred tax assets.

The valuation allowance is determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," ("SFAS No. 109") which requires an assessment of evidence when measuring the need for a valuation allowance. Our losses in recent periods coupled with the second quarter 2002 asset impairments constituted sufficient evidence to require a valuation allowance under SFAS No. 109. We intend to maintain the valuation allowance until sufficient evidence exists to support realization of the federal and state deferred tax assets. The decrease in the 2001 effective income tax benefit rate as compared to 2000 was predominately related to the write-down of our investment in KPNQwest, which is non-deductible for tax purposes.

  Income from and gain on sale of Discontinued Operations—net of tax

        Income from discontinued operations increased $1.446 billion, or 283% in 2002 and $65 million, or 15% in 2001. Income from discontinued operations in all years predominately relates to our directory publishing business, Dex. The increase in income from discontinued operations in 2002 is primarily the result of the completion of the sale of the Dex East business resulting in a gain on sale of $2.6 billion ($1.6 billion after tax).

Segment Results

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim and annual financial reports issued to shareholders. Operating segments are components of an enterprise that engage in business activities from which revenues may be earned and expenses may be incurred, and for which discrete financial information is available and regularly evaluated by the chief operating decision maker ("CODM") of an enterprise.

        In December 2002, our CODM, changed the way he views the results of our operations; therefore, we changed our segment reporting effective December 2002 to reflect the manner in which we managed the business. The CODM of a business represents the highest level of management who is responsible for the overall allocation of resources within the business. Our CODM is our Chief Executive Officer. Set forth below is revenue and operating expense information for the years ended December 31, 2002, 2001 and 2000 for the three segments utilized at the end of 2002: wireline, wireless, and other services. The wireline segment includes businesses that were previously in both U S WEST and pre-Merger Qwest, and the wireless business was only in U S WEST. The operating segments reflect strategic business units that offer similar products and services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Our results of operations applicable to our directory publishing business are included in income from and gain on sale of discontinued operations in our consolidated statements of operations in Item 8 of this report.

        Prior to December 2002, we managed our operations primarily from the perspective of the customer groups that used our networks such as consumer, business, and wholesale, except for wireless and directory publishing, which we managed as separate operating segments based on the similarity of products and services. Our view as of December 2002 allowed us to better align network infrastructure costs with our revenue segments and manage those costs more effectively. Network infrastructure costs include all engineering expense, design, repair and maintenance costs and all third-party facilities costs.

        Segment income consists of each segment's revenues and direct expenses. Segment revenues are based on the types of products and services offered as described in results of operations above. The network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, we do not allocate network infrastructure costs to individual products. Consequently, product margin impacts of certain revenue increases or decreases are not provided within our discussion of the results. Direct administrative costs include customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate and legal are included in the other services segment. We manage indirect administrative services costs centrally; consequently, the costs are not allocated to the wireline or wireless services segments. Similarly, we manage depreciation, amortization, interest expense, interest income, and other income (expense) on a total company basis. As a result, these charges are not allocated to either the wireline or wireless segments.

        Since all expenses have not been allocated to the segments, we have disclosed segment expenses without distinguishing between cost of sales and SG&A.

	For the Year Ended December 31,
	2002	2001	2000
		(as restated)
	(Dollars in millions)
Operating revenues:
Wireline services	$14,634	$15,777	$13,675
Wireless services	694	688	422
Other services	57	59	51

Total operating revenues	$15,385	$16,524	$14,148

Operating expenses:
Wireline services	$8,122	$9,104	$6,395
Wireless services	506	751	527
Other services	2,617	2,291	2,339

Total segment expenses	$11,245	$12,146	$9,261

Segment income (loss):
Wireline services	$6,512	$6,673	$7,280
Wireless services	188	(63)	(105)
Other services	(2,560)	(2,232)	(2,288)

Total segment income	$4,140	$4,378	$4,887

Wireline

Wireline Revenues

        For a discussion of wireline revenues please see Results of Operations—Operating Revenues—Voice Services and—Data and Internet Services and Other above. Since it is expected to continue to be by far the largest component of our business, this segment will continue to be our primary focus going forward.

Wireline Expenses

        The following table sets forth additional expense information to provide greater detail as to the composition of wireline expenses for the years of 2002, 2001 and 2000.

	Year ended December 31,			Absolute Change		Percentage Change
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
		as restated	as restated
	(Dollars in millions)
Employee and service related costs	$3,188	$3,687	$3,261	$(499)	$426	(14)%	13%
Facility costs	2,960	3,011	1,176	(51)	1,835	(2)%	156%
Network expenses	252	312	330	(60)	(18)	(19)%	(5)%
Non-employee related costs	1,722	2,094	1,628	(372)	466	(18)%	29%

Total wireline operating expense	$8,122	$9,104	$6,395	$(982)	$2,709	(11)%	42%

        Segment operating expenses for the wireline services segment decreased $982 million or 11%, in 2002 and increased $2.709 billion or 42% in 2001. Approximately $1.617 billion of the increase in 2001 is attributable to the Merger. Additionally, wireline operating expenses increased by $1.092 billion in 2001.

  Wireline Expenses 2002 vs. 2001

        Employee and service-related costs, such as salaries and wages, benefits, commissions, and overtime, decreased $499 million, or 14%, in 2002. The decrease in 2002 was due primarily to decreased salaries and wages of $234 million related to lower staffing requirements of approximately 7,700 employees. The reduced staffing requirements resulted from efficiently managing resources to repair and maintain our network, and reduced demand for our services. In addition, we experienced lower network overtime costs of $87 million for installation due to lower demand and enhanced management expense controls as well as lower commission costs of $83 million due to lower sales and fewer sales representatives. Finally, professional fees decreased $170 million as we reduced our dependence on third-party providers. These expense reductions were partially offset by lower capitalization associated with these expenses.

        Facility costs decreased $51 million, or 2%, in 2002. The decrease is attributable to expanded network optimization efforts, lower rates for voice traffic and lower voice volumes, offset partially by higher purchases of wholesale private line services to support increased data and IP volumes.

        Our network expense, such as third-party expenses to repair and maintain the network and supplies required to provide services to customers, decreased $60 million, or 19%, in 2002. During 2002, we reduced our reliance on third-party contractors to provide network maintenance services, by shifting this work to our employees.

        Non-employee related costs, such as marketing and advertising, rent, software expense, bad debt, cost of sale for CPE, and reciprocal compensation payments, decreased $372 million, or 18% in 2002. The decrease in 2002 was primarily due to lower bad debt expense of $88 million, lower marketing and advertising spending of $46 million, lower access expense of $47 million, lower postage and shipping of $51 million, lower external commissions of $53 million, lower billing services expense of $39 million and other enhanced management expense controls.

  Wireline Expenses 2001 vs. 2000

        Employee and service-related costs increased $426 million, or 13%, in 2001. Approximately $354 million of the increase in 2001 is attributable to the Merger. Additionally, employee and service related costs increased $72 million, in 2001. The increase is primarily attributable to higher commissions, wage increases associated with the negotiation of the 2000 union contract and management salary increases partially offset by lower overtime and third party costs.

        Facility costs increased $1.835 billion, or 156%, in 2001. Approximately $1.024 billion of the 2001 increase is attributable to the Merger. Additionally, facility costs increased $811 million in 2001. The increase is associated with increased data volumes, the introduction of new product platforms, including our Internet dial and hosting infrastructure and increased long-distance volumes in our out-of-region wholesale business. These cost increases were partially offset by expanded network optimization efforts.

        Our network costs, decreased $18 million, or 5%, in 2001. The Merger caused an expense increase of approximately $11 million. Additionally, network costs decreased $29 million in 2001. The decreased expenditures are related to reducing our reliance on third-party contractors to provide network maintenance services.

        Non-employee-related costs increased $466 million, or 29%, for 2001. Approximately $227 million of the 2001 increase is attributable to the Merger. Additionally, non-employee related costs increased $239 million in 2001. The increase is associated with higher bad debt expenses of $135 million due to slow-paying and non-paying customers. Alternative channel sales costs increased by $88 million, and reciprocal compensation payments increased by $74 million due to our customers terminating more traffic to CLECs. Alternative channel sales costs are commission payments to non-employee sales agents for the distribution of our products and services. Under existing agreements and regulatory rules, we are required to pay to and collect from other telecommunications providers reciprocal compensation. We owe reciprocal compensation payments to other telecommunications carriers when the balance of local traffic from our customers exceeds traffic from another telecommunications company's customers. As the incumbent local exchange carrier, we generally will pay rather than receive reciprocal compensation.

Wireless

Wireless Revenues

        For a discussion of wireless revenues please see Results of Operations—Operating Revenues—Wireless above.

Wireless Expenses

        The following table sets forth additional expense information to provide greater detail as to the composition of wireless expenses for the years of 2002, 2001 and 2000.

	Year ended December 31,			Absolute Change		Percentage Change
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
		as restated	as restated
	(Dollars in millions)
Employee and service related costs	206	310	147	(104)	163	(34)%	111%
Network expense	126	230	169	(104)	61	(45)%	36%
Non-employee related costs	174	211	211	(37)	—	(18)%	—

Total wireless operating costs	$506	$751	$527	(245)	224	(33)%	43%

        Segment operating expenses for the wireless services segment decreased $245 million, or 33%, in 2002 and increased $224 million, or 43%, in 2001.

  Wireless Expenses 2002 vs. 2001

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime, telemarketing, and customer service costs, decreased $104 million, or 34%, in 2002. Due to higher than expected customer disconnects and our decision to market wireless services as part of a communications package, we significantly reduced third-party telemarketing and customer care costs by $82 million and reduced staffing requirements by approximately 500 employees, or 51%, for a decrease of $19 million in salaries and wages.

        Network expenses, such as handset costs, roaming fees, and third-party expenses to repair and maintain the network, declined $104 million, or 45%, in 2002. This decline is associated with better prices for handset purchases with suppliers and lower costs associated with fewer new subscribers. In addition we reduced our reliance on third-party contractors to provide network maintenance services.

        Non-employee-related costs, such as marketing and advertising, rent, software expense, bad debt, cost of sale of CPE, and access expense decreased $37 million, or 18% in 2002. The majority of this decrease relates to lower marketing and advertising costs associated with our strategic decision to de-emphasize the sale of wireless services on a stand-alone basis during 2002.

  Wireless expenses 2001 vs. 2000

        Segment operating expenses for the wireless services segment increased $224 million, or 43% in 2001. There was no impact of the Merger on the wireless segment.

        Employee and service related costs increased $163 million, or 111% in 2001. The increase in the 2001 expense is attributable to increased professional fees from outsourcing customer care functions, increased telemarketing activities, and increased sales through our agent channel.

        Network expenses increased $61 million, or 36%, in 2001. The increase is attributable to the increase in handset expense due to new subscriber additions.

        Non-employee related costs were flat in 2001 compared to 2000.

Other Services

Other Services Revenues

        For a discussion of other services revenues please see Results of Operations—Operating Revenues—Other Services above.

Other Services Expenses

        As previously noted, the other services segment includes unallocated corporate expenses for functions such as finance, information technology, legal, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information to provide greater detail as to the composition of other services expenses for the years of 2002, 2001 and 2000.

	Year ended December 31,			Absolute Change		Percentage Change
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
		as restated	as restated
	(Dollars in millions)
Employee and service-related costs	$1,218	$1,153	$1,292	$65	$(139)	6%	(11)%
Real estate costs	418	436	335	(18)	101	(4)%	30%
Property and other taxes	495	437	467	58	(30)	13%	(6)%
Non-employee related costs	486	265	245	221	20	83%	8%

Total other services expenses	$2,617	$2,291	$2,339	$326	$(48)	14%	(2)%

        Segment operating expenses for the other services segment increased $326 million, or 14%, in 2002 and decreased $48 million or 2% in 2001. The Merger caused an expense increase of approximately $202 million in 2001. Additionally, other services expenses decreased $250 million in 2001. The decrease is primarily attributable to lower salaries and wages and bonuses offset by increases in occupancy costs.

  Other services expenses 2002 v 2001

        Employee and service-related costs, such as salaries and wages, benefits, and overtime, increased $65 million, or 6% in 2002. The increase is primarily the result of reductions in the net pension credit of $240 million. We recognized the entire net pension credit in this segment. The decreased net pension credit was partially offset by lower professional fees associated with entry in the long-distance marketplace, and lower management bonus payouts during 2002.

        Real estate costs were reduced by $18 million, or 4%, in 2002. These costs decreased due to reduced administrative space needs, associated with lower staffing requirements and our decision to not complete or shut down various web hosting centers.

        Property and other taxes increased $58 million, or 13%, in 2002. The increase is attributable to capital expansion to local telephone and global fiber optic broadband networks that took place during the years ended December 31, 2000 and 2001.

        Non-employee-related costs, such as marketing and advertising, and software expense increased $221 million, or 83%, in 2002. The increase primarily relates to a shift in information technology resources from capitalized development work to expensed maintenance work.

  Other services expenses 2001 v 2000

        Employee and service-related costs, decreased $139 million, or 11%, in 2001. The Merger caused an expense increase of approximately $100 million. Additionally, employee and service-related costs decreased by $239 million in 2001. The decrease is primarily attributable to lower salaries and wages from lower staffing requirements of $142 million and lower management bonus payments of $88 million.

        Real estate costs increased $101 million, or 30%, in 2001. The Merger caused an expense increase of approximately $46 million. Additionally, real estate costs increased by $55 million in 2001 due to higher real estate costs associated with the construction of various web hosting centers and increased power costs.

        Property and other taxes decreased $30 million, or 6%, in 2001. The Merger caused an expense increase of approximately $30 million. Property and other taxes decreased $60 million from 2000 related to changes in property tax estimates.

        Non-employee related costs, increased $20 million, or 8%, in 2001, primarily as a result of the Merger.

Liquidity and Capital Resources

Financial Position

        Our working capital deficit, or current assets less current liabilities, as restated, decreased $5.010 billion from $5.485 billion at December 31, 2001 to $475 million at December 31, 2002. The improvement in this position is due to the combination of our refinancing of current borrowings to long term and the receipt of $2.75 billion in proceeds from the sale of the Dex East business. Our working capital deficit in 2002 includes $1.5 billion of debt that is classified as a current liability based upon the requirement to pay in full upon the receipt of the $4.3 billion from the completion of the sale of the Dex West business that closed in September 2003.

        As of September 30, 2003 and December 31, 2002, 2001 and 2000, our consolidated debt was approximately $21.2 billion, $22.5 billion, $25.0 billion and $19.2 billion, respectively. In addition, our unrestricted cash balances were approximately $6.0 billion, $2.3 billion, $186 million, and $207 million as of the same dates. We expect to use our cash primarily to invest in telecommunications assets and/or to redeem indebtedness. To preserve capital and maintain liquidity, we invest with financial institutions deemed to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular investment. We have recently taken the following measures to improve our near-term liquidity and our capital structure and generally reduce financial risk:

  •
  amended and restated our Credit Facility (defined below) in order to (a) lengthen the maturity, (b) obtain more flexible covenants, and (c) achieve a more favorable amortization schedule;

  •
  sold the Dex directory publishing business, which generated gross cash proceeds of $7.05 billion;

  •
  reduced capital investment and continued to manage working capital; and

  •
  refinanced Qwest Corporation ("QC") debt due in 2003 with debt that has maturities in 2007 and 2010.

        Even if we are successful in our de-leveraging efforts, we may need to obtain additional financing to meet our debt service obligations if operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve or if we become subject to significant judgments and/or settlements in connection with the resolution of one or more matters described under Securities Actions and Derivative Action in Item 3 of this report. However, we believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, for the foreseeable future.

        At December 31, 2001, our working capital deficit, as restated, increased $521 million from December 31, 2000 as a result of increased short-term borrowing obligations used to finance capital expenditures during the year as part of our efforts to finish the construction of our network, re-enter the interLATA long-distance business in our local service area, provide new services and improve service quality.

        Operating Activities.    We generated cash from operating activities of $2.334 billion, $2.890 billion and $3.762 billion, in 2002, 2001 and 2000, respectively.

        The $556 million decrease in cash provided by operating activities in 2002 compared to 2001 was the result of the reduction of $905 million in accounts payable and accrued expenses and the reduction of $259 million of our restructuring reserves established in 2001. Additionally, income tax refunds received declined from $574 million in 2001 to $272 million in 2002. Partially offsetting these negative impacts was the non-recurrence of the increase in accounts receivable experienced between 2001 and 2000 described below.

        Cash provided by operating activities in 2001 was negatively impacted by the payment of $514 million in accounts payable and accrued expenses and the build up in accounts receivable of $438 million due to higher sales resulting from the Merger, and an overall slowdown in receipts from customers as a result of the weak economic environment. These were offset by the favorable impact of an increase in unpaid restructuring reserves of $363 million.

        Cash provided by operating activities in 2000 was positively impacted by the addition of unpaid Merger related accruals of $454 million, offset by increases in accounts receivable of $694 million associated with increased revenues.

        Our bad debt expense has continued to remain high throughout 2002 as a result of the continued economic downturn particularly in our local service area. In 2002, 3.3% of our total operating revenues was expensed as bad debt compared to 3.7% in 2001. During 2002 we tightened our credit policies and improved our collections procedures. As a result we experienced an improvement in our collections in late 2002, which has continued into 2003.

        The wireline segment produces significant operating cash flows, which, with continued access to capital markets, are expected to continue to be sufficient to cover its operating expenses, as well as the operating expenses of our wireless segment and general corporate overhead.

        We do not anticipate a need to make any significant contributions to our retirement plans in 2003. You can find additional information on our pension plan in Note 14—Employee Benefits to our consolidated financial statements in Item 8 of this report.

        Investing Activities.    Cash used in investing activities was $2.738 billion, $8.059 billion and $5.256 billion in 2002, 2001 and 2000, respectively. Cash used in investing activities in 2002 decreased $5.321 billion compared to 2001 primarily as a result of a $5.278 billion reduction in capital expenditures in 2002. The decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects in 2001.

        Cash used in investing activities increased $2.803 billion in 2001 compared to 2000. This increase included an increase in capital expenditures of $907 million. Capital expenditures in 2001 included a full twelve months of expenditures associated with pre-Merger Qwest compared to only six months in 2000. The 2001 increase was also the result of non-recurring cash inflows received in 2000 of $2.049 billion associated with the sale of certain of our investments and the acquisition of $407 million in cash held by pre-Merger Qwest at the date of the Merger. The proceeds from the sale of investments included $1.561 billion related to the sale of our holdings in Global Crossing offset by $436 million of payments for related derivatives. During 2001, we received $104 million associated mainly with the sale of access lines and $106 million associated with net cash received on contemporaneous optical capacity transactions.

        Capital expenditures by segment are as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in millions)
		(As restated)
Wireline	$1,833	$7,146	$6,037
Wireless	55	310	321
Other	903	967	1,059

Total capital expenditures	2,791	8,423	7,417
Non-cash investing activities	(27)	(381)	(282)

Total cash capital expenditures	$2,764	$8,042	$7,135

        We have spent significant resources in extending and improving our network but as a result of the significant downturn in the telecommunications industry and in the general economy, when we reviewed our property, plant and equipment for a potential impairment in 2002, we found that the fair value of our national and international fiber optic broadband networks had decreased significantly. As such we recorded an impairment charge in 2002 of $10.5 billion relating to the impairment of these and other assets. See Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report for additional information.

        Capital expenditure forecast.    Our current capital expenditure forecast for 2003 is for a total of approximately $2.5 billion with the majority being used in our wireline segment.

        Financing Activities.    Cash (used) provided by financing activities was ($789) million in 2002, $4.660 billion in 2001 and $1.268 billion in 2000. As of December 31, 2002, we had no unused credit capacity available to us under our existing credit facility; however, based on our recent access to certain capital markets and our relationships with the lead banks in our credit facilities, we believe we have the ability to secure additional borrowings. At December 31, 2002 we were in compliance with all provisions or covenants of our borrowings. Under the QSC Credit Facility described below, we have obtained a waiver for non-compliance to provide certain annual and quarterly financial information to the lenders. The waiver extended the compliance date to provide annual financial information for 2002 to November 30, 2003 and first and second quarter financial information for 2003 to December 31, 2003. For additional information regarding the covenants of our existing debt instruments, see Note 11—Borrowings to our consolidated financial statements in Item 8 of this report.

  2002 Financing Activities

        Until February 2002, we maintained commercial paper programs to finance our short-term operating cash needs. We had a $4.0 billion syndicated credit facility (the "Credit Facility") available to support our commercial paper program. As a result of reduced demand for our commercial paper, in February 2002 we borrowed the full amount under the Credit Facility and used the proceeds to repay $3.2 billion, constituting all of the commercial paper outstanding and terminated our commercial paper program. The remainder of the proceeds was used to pay maturities and capital lease obligations and to fund operations.

        In March 2002, we amended the Credit Facility and converted the $4.0 billion balance into a one-year term loan due May 2003, with $3.0 billion designated to Qwest Capital Funding, Inc. ("QCF") and $1.0 billion designated to QC. QC used approximately $608 million of the proceeds from its

March 2002 bond offering discussed below to reduce the total amount outstanding under the Credit Facility. Following this repayment, the Credit Facility had $3.39 billion outstanding as of March 31, 2002, all of which was allocated to QCF.

        Also in March 2002, QC issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. At December 31, 2002, the interest rate was 9.125%. Once we have registered the notes, the interest rate will return to 8.875%, the original stated rate. The proceeds from the sale of the bonds were used to repay $608 million on the Credit Facility, short-term obligations and currently maturing long-term borrowings.

        During the first quarter of 2002, we exchanged, through private transactions, $97 million in face amount of debt issued by QCF. In exchange for the debt, we issued approximately 9.88 million shares of our treasury stock with a fair value of $87 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $8.29 per share to $9.18 per share.

        In August 2002, we amended the Credit Facility a second time. In connection with the second amendment, we reconstituted the Credit Facility as a revolving credit facility with QSC as the primary borrower (the "QSC Credit Facility") and extended the term of the QSC Credit Facility to May 2005. Many of our loan documents, including the QSC Credit Facility, contain financial reporting covenants that require delivery of annual and quarterly periodic reports, and the failure to comply with these financial reporting covenants can result in a default under certain of our loan documents. We have obtained extensions under the QSC Credit Facility for the delivery of our first and second quarter financial information for 2003 to December 31, 2003.

        In August 2002, Dex borrowed $750 million under a term loan agreement ("Dex Term Loan") due September 2004 to fund costs in connection with the construction, installation, acquisition and improvement of telecommunications assets. We classified this term loan as a current liability based upon the requirement to pay this debt in full upon the sale of the Dex West business, which closed in September 2003. See Note 8—Assets Held for Sale including Discontinued Operations to our consolidated financial statements in Item 8 of this report, for further discussion of the terms of the Dex sale. As discussed below, on August 12, 2003, we paid off the outstanding balance of $750 million of the Dex Term Loan.

        On November 8, 2002, we completed the sale of the Dex East business. The gross proceeds from the sale of the Dex East business were approximately $2.75 billion and were paid in cash. We used approximately $1.4 billion of the cash proceeds we received from the sale of the Dex East business to reduce our obligations under the QSC Credit Facility to $2.0 billion, and we expect to use the balance to invest in telecommunications assets and to redeem certain other indebtedness.

        On November 20, 2002, we announced an offer to exchange up to $12.9 billion in aggregate principal amount of outstanding debt securities of QCF for new debt securities of QSC and Qwest. As of the completion of the offer on December 26, 2002, approximately $5.2 billion in total principal amount of the QCF notes were validly tendered and accepted for exchange for approximately $3.3 billion of new debt securities of QSC. The new QSC notes consist of 13% notes due 2007, 13.5% notes due 2010 and 14% notes due 2014 pursuant to an indenture issued on December 26, 2002.

        We paid no dividends in 2002.

  2001 Financing Activities

        In January 2001, we repurchased 22.22 million shares of our common stock from BellSouth Corporation ("BellSouth") for $1.0 billion in cash. As part of this transaction, we entered into an agreement with BellSouth in January 2001 under which BellSouth agreed to purchase services valued at $250 million from us over a five-year period (the "2001 Agreement"). The 2001 Agreement provided that BellSouth could make payments for the services in our common stock based upon values as specified in the 2001 Agreement.

        During the first quarter of 2002, we received approximately 278,000 shares of our common stock valued at $13 million from BellSouth in partial satisfaction of the $16 million accounts receivable outstanding at December 31, 2001. In addition, in accordance with the 2001 Agreement, we used $12 million of the $18 million in cash received from certain BellSouth affiliates to purchase approximately 253,000 shares of our common stock. The fair value of the stock tendered in the first quarter of 2002 of $5 million was recorded in treasury stock. The $20 million difference between (i) the fair value of the shares and (ii) the value assigned to the shares in the 2001 Agreement of $25 million was recorded as a reduction to additional paid-in capital. For more information concerning transactions with BellSouth, see Note 16—Stockholders' Equity to the consolidated financial statements in Item 8 of this report.

        In February 2001, QCF issued a total of $3.25 billion in notes which consisted of $2.25 billion in notes due 2011 with an interest rate of 7.25% and $1.0 billion in notes due 2031 with an interest rate of 7.75%. The net proceeds from the notes were used to repay outstanding commercial paper and for general corporate purposes.

        In March 2001, we completed a cash tender to buy back certain outstanding debt. In the tender offer, we repurchased approximately $995 million in principal of outstanding debt. As a result of the repurchase, we incurred $106 million in premium payments and recorded this expense in (gain) loss on early retirement of debt in our consolidated statement of operations. The tender offer was undertaken to retire the bonds because of their high coupon rates and to reduce interest costs. In connection with this tender offer, the indentures were amended to eliminate restrictive covenants and certain default provisions.

        In July 2001, QCF issued a total of $3.75 billion in notes which consisted of $1.25 billion in notes due 2004 with an interest rate of 5.875%, $2.0 billion in notes due 2009 with an interest rate of 7%, and $500 million in notes due 2021 with an interest rate of 7.625%. The net proceeds from the notes were used to repay outstanding commercial paper and maturing debt.

        On May 2, 2001, our Board of Directors approved a dividend of $0.05 per share on our common stock which was paid to stockholders of record as of the close of business on June 1, 2001 in satisfaction of any prior statement by us in connection with or following the Merger regarding the payment or declaration of dividends. As a result, dividends of $83 million were paid on common stock in 2001 compared to $542 million in 2000.

  2000 Financing Activities

        In June 2000, QC issued $1.0 billion in notes with a three-year maturity due 2003 and an interest rate of 7.625%. The net proceeds from the notes were used to repay outstanding commercial paper and for general corporate purposes.

        In August 2000, QCF issued a total of $3.0 billion in notes which consisted of $1.25 billion in notes due 2006 with an interest rate of 7.75% and $1.75 billion in notes due 2010 with an interest rate of 7.9%. The net proceeds from the notes were used to repay outstanding commercial paper and for general corporate purposes.

        We paid dividends of $542 million in 2000.

Payment Obligations and Contingencies

        Payment obligations.    The following table summarizes our future contractual cash obligations as of December 31, 2002:

	Payments Due by Period
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years
	(Dollars in millions)
Future Contractual Cash Obligations
Long-term debt	$22,496	$2,679	$1,837	$2,133	$887	$1,076	$13,884
Capital lease obligations	176	97	30	12	4	4	29
Operating leases	3,278	304	296	284	251	236	1,907
Purchase commitment obligations:
Telecommunications commitments	2,735	1,085	840	513	274	4	19
IRU operating and maintenance obligations	1,200	62	59	59	58	57	905
Advertising and promotion	575	168	70	63	32	24	218

Total future contractual cash obligations	$30,460	$4,395	$3,132	$3,064	$1,506	$1,401	$16,962

        We have future purchase commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment primarily through December 31, 2006. These commitments require us to maintain minimum monthly and/or annual billings, in certain cases based on usage. We believe we will meet substantially all minimum payment commitments. In the unlikely event that requirements are not met, we will record the appropriate charges. Also included in the telecommunications commitments are unconditional purchase obligations that we entered into with certain telecommunications services companies, including KMC and Calpoint, in connection with sales of equipment to those entities at the time we entered into facilities management service agreements with them.

        In connection with the KMC and Calpoint arrangements, we also agreed to pay the monthly service fees directly to trustees that serve as paying agents on debt instruments issued by special purpose entities sponsored by KMC and Calpoint. These unconditional purchase obligations require us to pay at least 75% of the monthly service fees for the entire term of the agreements, regardless of whether KMC or Calpoint provide us services. Our remaining unconditional purchase obligations under these agreements were $1.04 billion at December 31, 2002.

        As part of our internal analysis, we have identified additional telecommunications commitments that were not included in quantification of our telecommunications commitments previously reported by us. Also, we determined that the amounts previously reported for KMC and Calpoint only included the unconditional purchase obligation but did not include the additional monthly 25% commitment beyond that. Costs for these additional monthly commitments were appropriately included as cost of goods sold in our consolidated statements of operations or capital expenditures in our consolidated statements of cash flows.

        A portion of our fiber optic broadband network consists of facilities that were purchased or are leased from third parties. These agreements are generally 20 to 25 years in length. At the time of entering into these agreements we generally incur the obligation to pay operating and maintenance fees to a third party for the term of the agreement.

        Concurrent with the closing of the sale of the Dex East business, we also entered into an advertising and telecommunications purchase commitment with the buyer. Pursuant to that commitment, we agreed to purchase from the buyer at least $20 million of advertising per year for 15 years (which commitment was not increased after the sale of the Dex West business) and the buyer agreed to exclusively purchase from us those telecommunication services that it uses from time to time during this same period, subject to availability from us. In addition, we have various long-term, non-cancelable future purchase commitments for advertising and promotion services, including advertising with online service providers as well as marketing at sports arenas, stadiums and other venues and events through 2015.

        Letters of Credit and Guarantees.    At December 31, 2002, we had letters of credit of approximately $67 million and guarantees of approximately $2 million.

        Contingencies.    We are a defendant in a number of legal actions and the subject of a number of investigations by federal and state agencies. Certain of these actions present significant risk to us. We are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Any settlement of or judgment on one or more of these claims could be material, and we cannot assure you that we would have resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected. For a description of these legal actions, please see Note 20—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report.

Credit ratings

        Our credit ratings were lowered by Moody's Investor Services ("Moody's"), Standard and Poor's ("S&P") and Fitch Ratings ("Fitch") on multiple occasions during 2002. The table below summarizes our ratings for the years ended December 31, 2002 and 2001.

	December 31, 2002			December 31, 2001
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Corporate rating	NA	B-	NA	NA	BBB+	NA
Qwest Corporation	Ba3	B-	B	A2	BBB+	A
Qwest Services Corporation	NR	CCC+	NR	NA	NA	NA
Qwest Communications Corporation	Caa1	CCC+	CCC+	Baa1	BBB+	BBB+
Qwest Capital Funding, Inc.	Caa2	CCC+	CCC+	Baa1	BBB+	BBB+
Qwest Communications International Inc.	Caa1	CCC+	CCC+	Baa1	BBB+	BBB+

NA = Not applicable

NR = Not rated

        The December 31, 2002 ratings are still in effect and represent ratings of long-term debt and loans at each entity.

        With respect to Moody's, a Ba rating is judged to have speculative elements, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. Issuers with Caa ratings are in poor standing with Moody's. These issuers may be in default, according to Moody's, or there may be present elements of danger with respect to principal and interest. The "1,2,3" modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

        With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A B- rating indicates that the issuer currently has the capacity to meet its financial commitment on the obligation, but adverse business, financial or economic conditions will likely impair the issuers' capacity or willingness to meet its financial commitment on the obligation. A CCC+ indicates that the obligation is currently vulnerable to nonpayment and the issuer is dependent on favorable business, financial and economic conditions in order to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within the major categories.

        With respect to Fitch, any rating below BBB is considered speculative in nature. A B rating is considered highly speculative, meaning that significant credit risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is contingent upon a sustained, favorable business and economic environment. A CCC+ rating indicates default is a real possibility. Capacity for meeting financial commitments is solely reliant upon sustained, favorable business or economic developments. The plus and minus symbols show relative standing within major categories.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and/or impaired ability to borrow. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Given our current credit ratings, as noted above, our ability to raise additional capital under acceptable terms and conditions may be negatively impacted.

Other Liquidity and Capital Resource Considerations

        Prior to 2002, we entered into structured finance transactions under which we agreed to lease from unrelated parties certain real estate properties, including corporate offices, network operations centers and web hosting centers. These were referred to as synthetic lease facilities. These leases had terms of six years and were accounted for as operating leases. In March 2002, we paid the full amount necessary to acquire all properties subject to the synthetic lease agreements and unwound these agreements. The purchase price of all such properties was $254 million. As a result of the purchase, the loan commitments totaling $382 million were terminated and we are no longer liable for our residual value guarantees of up to $228 million that were only applicable if the leases expired at the end of their term.

Recent Developments Impacting Liquidity and Capital Resources

        The following describes developments impacting our liquidity and capital resources from January 1, 2003 through the date of the filing of this report.

        Subsequent to year-end, through September 2003, we exchanged, through direct transactions, $797 million face amount of debt issued by QCF. In exchange for the debt, we issued 50 million shares of common stock out of treasury and $406 million of new QSC notes similar to the notes issued in December 2002. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.22 per share to $5.11 per share.

        On June 9, 2003, QC entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of QC's current indebtedness. The floating rate tranche is non-prepayable for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as the other senior QC indebtedness. The net proceeds were used to refinance QC debt due in 2003 and fund or refinance QC's investment in telecommunications assets.

        The floating rate tranche bears interest at LIBOR plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%. Also, in connection with this QC issuance, we reduced our obligation under the QSC Credit Facility by $429 million to a balance of $1.57 billion.

        On August 12, 2003, we used cash to payoff the outstanding balance of $750 million of the Dex Term Loan in full.

        On September 9, 2003, we completed the sale of the Dex West business. The gross proceeds from the sale of the Dex West business were approximately $4.3 billion and were received in cash. We used approximately $321 million of the cash proceeds to reduce our obligation under the QSC Credit Facility to $1.25 billion, and we expect to use the balance to invest in telecommunications assets and/or to redeem other indebtedness.

        As a result of the above transactions and 2003 year-to-date maturities, at September 30, 2003, our future maturities of long-term borrowings are as follows:

	Maturities
Interest rates
	2003	2004	2005	2006	2007	Thereafter
	(Dollars in millions)
Up to 5%	—	—	1,250	—	—	—
Above 5% to 6%	—	1,087	46	6	77	328
Above 6% to 7%	—	—	837	—	1,340	3,554
Above 7% to 8%	—	750	—	866	350	5,197
Above 8% to 9%	—	—	—	—	—	1,772
Above 9% to 10%	—	—	—	—	11	—
Above 10% to 14%	—	—	—	—	559	3,145

Total	—	1,837	2,133	872	2,337	13,996

        In September 2003, we restructured our arrangements with Calpoint and another vendor that effectively eliminated our services agreements and settled certain claims of the parties. We paid $174 million to restructure these arrangements but will continue to make payments to a trustee related to the Calpoint agreement for 75% of the unconditional purchase obligation. This obligation will be paid to the trustee ratably through 2006. In connection with these transactions, our third quarter 2003 consolidated financial statements will reflect a liability of $346 million and a pretax charge of $393 million. In addition, we expect to realize a cash savings of approximately $118 million in 2004 as a result of these restructurings and additional cash savings through 2006.

Critical Accounting Policies

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 of this report. These policies are considered "critical" because they have the potential to have a material impact on our financial statements, and because they require significant judgments and estimates. Certain historical accounting policies that were critical have been corrected and clarified in connection with our restatement. These include revenue recognition applicable to our IRU transactions, revenue and cost recognition related to our directory publishing business and other matters. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

  Revenue Recognition and Related Reserves

        Revenues from services are recognized when the services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship, generally two to ten years. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term. As the telecommunications market experiences greater competition and customers shift from traditional land-based telephony services to mobile services, our estimated customer relationship periods will likely decrease.

        We believe that the accounting estimates related to the recognition of revenue and establishment of reserves for uncollectible amounts in the results of operations is a "critical accounting estimate" because: (1) it requires management to make assumptions about future collections, billing adjustments and unauthorized usage, and (2) the impact of changes in actual performance versus these estimates on the accounts receivable balance reported on our consolidated balance sheets and the results reported in our consolidated statements of operations could be material. In selecting these assumptions, we use historical trending of write-offs, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions that might impact the collectibility of accounts.

  Software Capitalization Policy

        Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to five years. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. Further, the recovery of software projects is periodically reviewed and may result in significant write-offs.

  Pension and Post-Retirement Benefits

        Pension and post-retirement health care and life insurance benefits earned by employees during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Pension and post-retirement costs are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

        In computing the pension and post-retirement benefit costs, we must make numerous assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected return on plan assets and expected future cost increases. Two of these items generally have the most significant impact on the level of cost—discount rate and expected rate of return on plan assets.

        Annually, we set our discount rate primarily based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. In making this determination we consider, among other things, the yields on Moody's AA corporate bonds as of year end.

        The expected rate of return on plan assets is the long-term rate of return we expect to earn on the trust's assets. We establish the expected rate of return by reviewing the investment composition of our plan assets, obtaining advice from our actuaries, reviewing historical earnings on the trust assets and evaluating current and expected market conditions.

        To compute the expected return on pension plan assets, we apply our expected rate of return to the market-related value of the plan assets. The market-related asset value is a computed value that recognizes changes in fair value of pension plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," we elected to recognize actual returns on our pension plan assets ratably over a five year period when computing our market-related value of pension plan assets. The election was made in 1987 when SFAS No. 87 became effective. This method has the effect of smoothing market volatility that may be experienced from year to year. As a result, our expected return is not significantly impacted by the actual return on pension plan assets experienced in the current year.

        Changes in any of the assumptions we made in computing the net of the pension credit and post-retirement benefit cost could have an impact on various components that comprise these expenses. Factors to be considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hirings or downsizings and medical cost trends. Changes in any of these factors could impact cost of sales and SG&A on the consolidated statement of operations as well as the value of the asset or liability on the consolidated balance sheet. If our assumed expected rate of return of 9.4% was 100 basis points lower, the impact would have been to decrease the pension credit, net of post-retirement expenses, by $106 million, $141 million and $142 million for 2002, 2001 and 2000, respectively.

  Investments

        We review our equity investments on a quarterly basis to determine whether a decline in value on individual securities is other than temporary. Many factors are considered in assessing whether a decline in value is other than temporary, including, as may be appropriate:

  •
  earnings trends and asset quality;

  •
  near-term prospects and financial condition of the issuer;

  •
  financial condition and prospects of the issuer's region and industry;

  •
  the cause and severity of the decline in market price;

  •
  analysts' recommendations and stock price projections;

  •
  the length of time (generally six to nine months) that fair value has been less than the carrying value;

  •
  stock-price volatility and near-term potential for recovery; and

  •
  our intent and ability to retain the investment.

        If we conclude that the decline in value of an equity investment is other than temporary, we record a charge to our consolidated statements of operations to reduce the carrying value of the security to its estimated fair value. Changes in market conditions and our assessment of those conditions may impact the fair value of the investments on the consolidated balance sheet as well as charges to the consolidated statement of operations. If we fail to recognize the factors as listed above in a timely manner, we could record losses on investments in the wrong period.

  Goodwill and Other Intangible Assets

        We adopted SFAS No. 142 in January 2002. SFAS No. 142 requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption on January 1, 2002 and at least annually thereafter. Under SFAS No. 142, goodwill impairment is deemed to exist if the carrying value of the reporting unit exceeds its estimated fair value.

        In connection with the adoption of SFAS No. 142, we performed our initial impairment analysis of goodwill and indefinite-lived intangible assets as of January 1, 2002. The implementation involved the determination of the fair value of each reporting unit, where a reporting unit is defined as an operating segment or one level below.

        We determined the fair value of each significant reporting unit based on discounted forecasts of future cash flows. Judgments and assumptions are required in the preparation of the estimated future cash flows, including long-term forecasts of revenue growth, gross margins and capital expenditures.

        Two of the most significant assumptions underlying the determination of the fair value of goodwill and other intangible assets upon our initial implementation were the cash flow forecasts and discount rates used. In connection with the measurement we performed at the date we adopted SFAS No. 142 (January 1, 2002), we have determined that a 10% increase in the cash flow forecasts would have decreased the transitional impairment charge by approximately $1.5 billion, resulting in a transitional impairment charge of approximately $21.3 billion instead of $22.8 billion. In contrast, a 10% decrease in the cash flow forecasts would have increased the transitional impairment charge by approximately $1.2 billion, resulting in an impairment charge of approximately $24.0 billion. A 100 basis point increase in the discount rate we used would have resulted in a transitional impairment charge of approximately $25.2 billion instead of $22.8 billion, while a 100 basis point decrease in the discount rate would have resulted in a transitional impairment charge of approximately $17.1 billion.

        Subsequent to adoption on January 1, 2002 of SFAS No. 142, we determined that circumstances indicated that it was more likely than not that an impairment loss was incurred, and as a result, we tested the remaining goodwill for possible impairment. Our impairment analysis as of June 30, 2002, resulted in an impairment of the remaining goodwill of approximately $8.483 billion. As a result of recording the cumulative effect of the change in accounting for the transitional impairment of $22.8 billion and the additional impairment of $8.483 billion, there is no goodwill remaining on our balance sheet as of and subsequent to June 30, 2002. A hypothetical 10% increase or decrease in the fair value estimates used in our June 30, 2002 measurement would have had no impact on the impairment recorded.

  Impairment of Long-lived Assets

        Effective June 30, 2002, pursuant to SFAS No. 144, the general deterioration of the telecommunications market, the downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144 we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows as follows: traditional telephone network, national fiber optic broadband network; international fiber optic broadband network; wireless network; web hosting and ASP; assets held for sale; and out-of-region DSL. Based on this assessment of recoverability, we concluded that our traditional telephone network was not impaired. However, this analysis revealed that the remaining asset groups were impaired. We then estimated the fair value of these asset groups and, as a result, we recorded a total of $10.493 billion in asset impairment charges during the year ended December 31, 2002 as more fully described below.

        Following is a summary of impairment charges recognized by asset group for the year ended December 31, 2002 net of $120 million for certain web hosting centers that have been reclassified to income from and gain on sale of discontinued operations in our consolidated statements of operations in Item 8 of this report.

Asset Group	Impairment Charge	Fair Value Methodology
	(Dollars in millions)
National fiber optic broadband network	$8,505	Discounted cash flows
International fiber optic broadband network	685	Comparable market data
Wireless network	825	Comparable market data and discounted cash flows
Web hosting and ASP assets	88	Comparable market data
Assets held for sale	348	Comparable market data
Out-of-region DSL	42	Discounted cash flows

Total impairment charges	$10,493

        The national fiber optic broadband network (National Network) provides long-distance voice services, data and Internet services, and wholesale services to business, consumer and wholesale customers outside of our local service area. The international fiber optic broadband network (International Network) provides the same services to the same types of customers only outside of the United States. The wireless network provides Personal Communications Service, or PCS, in select markets in our local service area. Our web hosting and ASP asset group provides business customers both shared and dedicated hosting on our servers as well as application hosting services to help design and manage the customer's website and their hosting applications. Assets held for sale primarily consist of excess network supplies. Our out-of-region DSL assets provide DSL service to customers outside our local service area.

        Calculating the estimated fair value of the asset groups as listed above involves significant judgments and a variety of assumptions. For calculating fair value based on discounted cash flows, we forecasted future operating results and future cash flows, which included long-term forecasts of revenue growth, gross margins and capital expenditures. We also used a discount rate based on an estimate of the weighted average cost of capital for the specific asset groups as of June 30, 2002. Comparable market data was obtained by reviewing recent sales of similar asset types in third-party market transactions. A hypothetical increase or decrease in the estimated future cash flows of 10% would have changed the impairment charge by approximately $105 million. A hypothetical increase or decrease in the discount rate used of 100 basis points would have changed the impairment charge by approximately $40 million.

  Restructuring Reserves

        Periodically, we commit to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. The charge to record such a decision depends upon various assumptions, including future severance costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, contractual termination costs and so forth. Such estimates are inherently judgmental and may change based upon actual experience. The number of employees and the related estimate of severance costs for employees combined with the estimate of future losses on sublease income and disposal activity generally has the most significant impact.

        Due to the estimates and judgments involved in the application of each of these accounting policies, changes in our plans and these estimates and market conditions could materially impact our financial condition or results of operations.

Recently Adopted Accounting Pronouncements and Cumulative Effect of Adoption

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142. This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses how goodwill and other intangible assets are accounted for after they have been initially recognized in the financial statements. As required, we adopted SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, the fair value of goodwill was evaluated as of January 1, 2002 as if an acquisition of each of our reporting units at fair value had occurred on that date. The valuation was based on our reporting units at that date, as opposed to an enterprise-wide basis, as was the case under the prior accounting literature. The cumulative effect of adoption of SFAS No. 142 was a loss from a change in accounting principle of approximately $22.8 billion. The adoption of SFAS No. 142 reduced our amortization expense for goodwill and indefinite-lived intangible assets by approximately $1.052 billion annually, beginning January 1, 2002. The cumulative effect of this change in accounting principle was reflected as a reduction in the carrying value of goodwill as of January 1, 2002. See Note 7—Goodwill and Other Intangible Assets to our consolidated financial statements in Item 8 of this report for further information.

        In August 2001, the FASB issued SFAS No. 144. This pronouncement addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill and intangible assets with indefinite lives. Under SFAS No. 144, long-lived assets being held or used are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from their expected future undiscounted cash flows ("a triggering event"). The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long-lived assets to be disposed of other than by sale for cash to be accounted for and reported like assets being held and used. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. We adopted SFAS No. 144 effective January 1, 2002. Effective June 30, 2002, a triggering event occurred and we recorded an impairment charge of approximately $10.493 billion. We also recorded other asset impairment charges during 2002 totaling $32 million. See Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report for further information.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"). We adopted SFAS No. 145 effective January 1, 2002. This statement eliminates the automatic classification of gain or loss on extinguishments of debt as an extraordinary item and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various other technical corrections to existing pronouncements. As a result, our gains and losses on debt extinguishments have been reclassified to other income and expense in our consolidated statements of operations for all periods presented.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"), which is effective for financial statements related to periods ending after December 15, 2002. SFAS No. 148 requires expanded disclosure regarding stock-based compensation which we have included in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report.

        FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. The interpretation provides guidance on the guarantor's accounting and disclosure of guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to certain guarantees, excluding affiliate guarantees, issued or modified after December 31, 2002, and require that we record a liability for the fair value of such guarantees on our consolidated balance sheet. The adoption of this interpretation had no material effect on our consolidated financial statements.

        In our restated 2001 consolidated financial statements, we recorded a cumulative effect of a change in accounting principle of $24 million, net of income taxes, related to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This $24 million credit represents the fair value of certain warrants to purchase common stock of other companies received by us in exchange for the purchase or sale of goods or services.

        In 2000, we recorded a cumulative effect of a change in accounting principle of approximately $41 million, net of income taxes, upon our adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The $41 million charge relates to the establishment of deferred revenues and costs for certain activation and installation activities. Previously, installation and activation fees and costs had been recognized in their entirety at the time the installation or activation was completed. Under the rules of SAB No. 101, these installation and activation fees are recognized ratably over the estimated lives of the customer relationships, which range from two to ten years. The adjustment to the cumulative effect previously reported is further described in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report.

New Accounting Standards

        On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under law or written or oral contract. If a reasonable estimate of fair value can be made, the fair value of the liability shall be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $28 million (liability of $43 million net of an asset of $15 million) in 2003.

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million in 2003.

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $32 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $6 million annually beginning January 1, 2003. Based on historical charges and activity through the six months ended June 30, 2003, we believe that recurring removal costs will be approximately $35 million to $45 million annually.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is applicable for exit or disposal activities initiated after December 31, 2002. This statement requires that liabilities for costs that are associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. It nullifies the guidance of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 concludes that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. In accordance with SFAS No. 146, our restructuring activities that were recorded prior to 2003 will continue to be accounted for under previous guidance. Our adoption of SFAS No. 146 on January 1, 2003 is not expected to have a material effect on our operating results or financial position.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which is effective immediately for all variable interest entities created after January 31, 2003. FIN No. 46 must be applied for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, or the third quarter 2003 for us. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. A primary beneficiary absorbs the majority of the entity's expected losses, if they occur, receives a majority of the entity's expected residual returns, if they occur, or both. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003. We do not expect that the adoption of FIN No. 46 will require consolidation of any previously unconsolidated entities.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", ("SFAS No. 150"). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

Related Party Transactions

        In October 1999, pre-Merger Qwest and Anschutz Digital Media, Inc. ("ADMI"), a subsidiary of Anschutz Company, formed a joint venture called Qwest Digital Media, LLC ("QDM"), which provided advanced digital production, post-production and transmission facilities; digital media storage and distribution services; telephony-based data storage and enhanced access and routing services. Pre-Merger Qwest contributed capital of approximately $84.8 million in the form of a promissory note payable over nine years at an annual interest rate of 6%. At inception, pre-Merger Qwest and ADMI each owned 50% equity and voting interest in QDM. In June 2000, we acquired an additional 25%

interest in QDM directly from ADMI and paid $48.2 million for the interest; $4.8 million in cash at closing and the remaining $43.4 million in the form of a promissory note payable in December 2000, with an annual interest rate of 8%. As a result of this transaction, subsequent to the Merger, we owned a 75% economic interest and 50% voting interest in QDM, and ADMI owned the remaining 25% economic interest and 50% voting interest. We paid the note associated with this additional 25% interest in full, including approximately $1.8 million in accrued interest, in January 2001. Because we have never controlled QDM, we have accounted for our investment in QDM under the equity method of accounting for all periods presented.

        In October 1999, we entered into a long-term Master Services Agreement with QDM under which QDM agreed to purchase approximately $119 million of telecommunication services through October 2008, and we agreed to extend credit to QDM for the purpose of making payments for the telecommunications services. Each October, QDM would be required to pay us an amount equal to the difference between certain specified annual commitment levels and the amount of services actually purchased under the Master Services Agreement at that time. In October 2001, we agreed to terminate the Master Services Agreement and release QDM from its obligation under such agreement to acquire telecommunications services from us. At the same time, QDM agreed to forgive the remaining balance of $84.8 million that we owed on the promissory note related to the original capital contribution from pre-Merger Qwest. Prior to the termination of the Master Services Agreement, we advanced QDM $3.8 million, which was the amount it owed to us under the agreement for accrued telecommunications services. QDM used that advance to pay us the amount owed, including interest on amounts past due. Concurrently with terminating the Master Services Agreement, QDM repaid the $3.8 million advance under the Master Services Agreement with interest. QDM made purchases of $0.7 million, $3.3 million and $1.4 million during 2002, 2001 and 2000, respectively.

        In January 2002, we and ADMI each loaned QDM approximately $1.3 million. In February 2002, in conjunction with ADMI, we agreed to cease the operations of QDM. This resulted in an impairment charge in our 2002 consolidated statement of operations for the carrying amount of our investment in QDM of $2 million. During the remainder of 2002, we loaned QDM an additional $3.8 million and ADMI loaned QDM $300,000. As of December 31, 2002, the aggregate principal balance and accrued interest outstanding on loans to QDM from us and ADMI was $12.4 million and $4.4 million, respectively.

        In October 1999, we agreed to purchase certain telephony-related assets and all of the stock of Precision Systems, Inc, a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. During 2002, 2001 and 2000, respectively, we paid $0, $2.0 million, and $2.1 million in interest and $0, $340,000, and $0 in principal, on the note. At December 31, 2002, the outstanding accrued interest on the note was approximately $2.4 million and the outstanding principal balance on the note was approximately $33.7 million.

        In April 1999, we and KPN Telecom B.V. ("KPN") formed KPNQwest, a joint venture, to create a pan-European IP-based fiber optic broadband network, linked to our network in North America, for data and multimedia services. We and KPN each initially owned 50% of KPNQwest. In November 1999, KPNQwest consummated an initial public offering in which 50.6 million shares of common stock were issued to the public generating approximately $1.0 billion in proceeds. As a result of KPNQwest's initial public offering, the public owned approximately 11% of KPNQwest's shares, and the remainder was owned equally by us and KPN. Originally, contractual provisions restricted our ability to sell or transfer any of our shares through 2004. In November 2001, we purchased approximately 14 million additional shares, and Anschutz Company (our largest stockholder) purchased approximately six million shares, of KPNQwest common stock from KPN for $4.58 per share. Anschutz Company's purchase was at our request and with the approval of the disinterested members of our Board of Directors. After giving effect to this transaction, we held approximately 47.5% of KPNQwest's outstanding shares. In connection with this transaction, the restrictions on our ability to transfer shares were removed. Because we have never had the ability to designate a majority of the members of the supervisory board or to vote a majority of the voting securities, we have accounted for our investment in KPNQwest using the equity method of accounting for all periods presented.

        During 2002, 2001 and 2000, we entered into several transactions with KPNQwest for the purchase and sale of optical capacity assets and the provisioning of services, including but not limited to private line, web hosting, IP transit and DIA. We made purchases of these assets and services from KPNQwest totaling $169 million, $218 million and $70 million in 2002, 2001 and 2000, respectively. We recognized revenue on products and services sold to KPNQwest in the amount of $12 million, $18 million and $26 million in 2002, 2001 and 2000, respectively. At December 31, 2002, 2001 and 2000, we had a receivable from KPNQwest for these products and services of $5 million, $12 million and $3 million, respectively. Due to KPNQwest's bankruptcy, the full amount of the balance outstanding as of December 31, 2002 is provided for in our allowance for doubtful accounts. Pricing for these services was based on what we believed to be fair market value at the time the transactions were consummated. Some of KPNQwest's sales to us were in accordance with the distribution agreement with KPNQwest, whereby we were, in certain circumstances, the exclusive distributor of certain of KPNQwest's services in North America. As of December 31, 2001, we had a remaining commitment to purchase up to 81 million Euros (or $72 million based on a conversion rate at December 31, 2001) worth of network capacity through 2002 from KPNQwest. In connection with KPNQwest's bankruptcy, as discussed in Note 10—Investments to our consolidated financial statements in Item 8 of this report, the purchase commitment terminated during June 2002.

        In March 2002, KPNQwest acquired certain assets of Global TeleSystems Europe B.V. ("GTS") for convertible notes of KPNQwest with a face amount of 211 million Euros ($186 million based on a conversion rate at March 18, 2002), among other consideration, under an agreement entered into in October 2001. As disclosed to our Board of Directors, a subsidiary of Anschutz Company had become a creditor of GTS in 2001. We understand that in 2002 and 2001, as part of a group of GTS bondholders, the Anschutz Company subsidiary also provided interim financing to GTS. In connection with the consummation of KPNQwest's acquisition of the GTS assets, the Anschutz Company subsidiary received a distribution of such notes with a face amount of approximately 37 million Euros ($33 million based on a conversion rate at March 18, 2002). We understand that the allocation of notes to the Anschutz Company subsidiary was determined by a creditor committee for GTS which did not include any representatives of Anschutz Company, and neither the KPNQwest notes nor the shares referenced above, both of which are still held by Anschutz Company, have any current value.

        In 2000, Qwest decided to sell an aircraft and purchase a different aircraft. Qwest decided to do so in the form of a "like-kind exchange" transaction under Section 1031 of the Internal Revenue Code, as amended. A like-kind exchange transaction is one in which a company sells an asset and purchases a similar, or like-kind, asset. In order to qualify as a like-kind exchange, the sale of the old asset and the purchase of the new asset must take place within six months of each other. In November 2000, Qwest engaged a third party to facilitate the aircraft exchange, and in December 2000, transferred its aircraft to this party and acquired from the same party another aircraft, which it had acquired on Qwest's behalf. Qwest also began marketing the aircraft it intended to sell through an aircraft broker. At the end of March 2001, Qwest received an offer from an independent third party to purchase the aircraft for $7.65 million. However, the sale was not completed because the third party failed to consummate the purchase. In early May 2001, after Qwest had not found another party to acquire the aircraft it intended to sell, and as the six-month period to complete the like-kind exchange was nearing an end, a subsidiary of Anschutz Company agreed to purchase the aircraft for $7.6 million, which resulted in significant tax deferrals and savings for Qwest. This transaction was approved by the disinterested members of our board of directors.

        We loaned Afshin Mohebbi, one of our former officers, $600,000 under a promissory note dated May 18, 1999. The loan was unsecured and did not bear interest. The promissory note provided that the principal amount was to be forgiven in 36 equal monthly increments beginning July 1, 1999 and ending on June 1, 2002. Effective April 1, 2002, we loaned Mr. Mohebbi an additional $4 million, which bears interest at the rate of 5.54%, compounded semi-annually. Mr. Mohebbi has agreed to use a portion of the loan to pay the premium on a life insurance policy covering his life. The outstanding principal balance of the loan, together with any accrued and unpaid interest thereon, will be due and payable within 90 days following Mr. Mohebbi's death or earlier upon the occurrence of any transfer or surrender of the life insurance policy, any borrowing against or withdrawals of cash from the policy, any pledge of or encumbrance on the policy, or any reduction in the face amount of the policy that results in a distribution of cash value. Mr. Mohebbi is the owner of the life insurance policy.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may also employ financial derivatives to hedge foreign currency exposures associated with particular debt. With the settlement of the Global Crossing derivative in 2001, we no longer hold any derivatives for other than hedging purposes.

        As of December 31, 2002 and 2001, approximately $2.2 billion and $3.6 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper rates and London Interbank Offered Rates, or LIBOR. A hypothetical increase of one-percentage point in LIBOR and commercial paper rates would increase annual pre-tax interest expense by $22 million. As of December 31, 2002 and 2001, we also had approximately $1.2 billion of long-term fixed rate debt obligations maturing in the following twelve months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $19.0 billion and $20.2 billion of long-term fixed rate debt at December 31, 2002 and 2001, respectively. A 100 basis point increase in the interest rates on this debt would result in an increase in the fair value of these instruments of $0.7 billion and $1.1 billion at December 31, 2002 and 2001, respectively. A 100 basis point decrease in the interest rates on this debt would result in a decrease in the fair value of these instruments of $0.8 billion and $1.2 billion at December 31, 2002 and 2001, respectively.

        As of December 31, 2002, Qwest had $2.253 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change so will the interest income derived from these accounts.

Special Note Regarding Forward-Looking Statements

        This Form 10-K contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

  •
  statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

  •
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

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below under "Risk Factors." These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information contained in this document is a statement of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

        You are further cautioned that we have not filed certain of our recent periodic reports with the SEC, and we intend to restate information disclosed in certain other reports previously filed with the SEC. We have determined that in certain cases we misinterpreted or misapplied GAAP in our 2001 and 2000 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for the two years ended December 31, 2001 and related interim periods. Because this restatement has also impacted our 2002 results, as reflected herein, the information previously filed in our quarterly report on Form 10-Q for the quarter ended March 31, 2002, our current reports on Form 8-K filed on November 14, 2002, February 18, 2003 and May 29, 2003 and any other 2002 information that has been previously disclosed should not be relied upon. The information to be contained in our quarterly reports for our quarters ended on June 30, 2002, September 30, 2002, March 31, 2003 and June 30, 2003 is unavailable at this time. Moreover, we can provide no assurances as to when such information will become available.

Risk Factors

Risks Affecting Our Business

Continued downturn in the economy in our local service area could affect our operating results.

        Our operations in our local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming, from which we derive a substantial portion of our revenues, have been impacted by the continuing weakness in that region's economy. Because customers have less discretionary income, demand for second lines or additional services has declined. This economic downturn in our local service area has also led to an increased customer disconnection rate. In addition, several of the companies with which we do business appear to be in financial difficulty or have filed for bankruptcy protection. Some of these have requested renegotiation of long-term agreements with us because of their financial circumstances and because they believe the terms of these agreements are no longer appropriate for their needs. Our revenues have been and are likely to continue to be adversely affected by the loss or reduction of business with many of our customers as a result of this downturn and our continued efforts to accommodate our customers' needs in this changing business environment.

        We believe that our local service area's economy lagged the national economy in entering the downturn and may follow the national economy in recovery by an indeterminate period. This continued economic slowdown will affect demand for our products and services within our local service area.

We face pressure on profit margins as a result of increasing competition, including product substitution, which could adversely affect our operating results and financial performance.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements, or UNEs), and resellers.

        One of the primary reasons we continue to experience loss of access lines is the intense competition from cable and wireless providers offering a substitute for our traditional voice and data services. We are implementing new strategies for enhancing our video and wireless offerings. However, it will be difficult to effectively execute our strategy in the face of increasing competition. For example, our recently announced wireless strategy of reselling Sprint wireless services to our customers is untested. We may not be able to effectively integrate Sprint's services into our product offerings, and it may require greater resources than we anticipate to operate as a wireless reseller. Also, while we recently entered into strategic marketing arrangements with Echostar and DIRECTV to bundle their satellite television products and services with our traditional telecommunications, data and Internet offerings, our video offering remains limited to select markets in our local service area. If we are unable to effectively implement our strategy for improving video and wireless solutions, both our wireless and our traditional telephone businesses may be adversely affected.

        We have also begun to experience and expect further increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with lower profit margin product offerings and pricing schemes that allow us to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Our ability to compete will depend, in part, on our ability to provide competitive InterLATA services.

        In order to successfully compete, we believe we need to be able to offer a ubiquitous long-distance service utilizing our proprietary telecommunications network assets. Under the Telecommunications Act of 1996, we were not permitted to provide InterLATA services in the states where we provided service as an incumbent local exchange carrier until we satisfied certain regulatory conditions set forth in the Telecommunications Act primarily related to local exchange telephone competition. These restrictions generally prohibited us from providing service between the multiple LATAs in such states and between such states and the rest of the country, including providing private line service, long-distance services originating in such states, and toll-free long-distance services terminating in such states. To date, the FCC has approved our applications to provide InterLATA services in all the states in our local service area other than Arizona. We made our application with the FCC with respect to Arizona on September 4, 2003.

        Even though the InterLATA restrictions have now been eliminated in most states in the local service area, our long-distance operations are subject to various regulatory constraints, including the requirement that InterLATA services be offered through a subsidiary that is structurally separated from our local exchange company. Also, we are restricted from fully utilizing our proprietary telecommunications assets in the provision of InterLATA services in our local service area until we have completed additional steps required by the FCC. As a result, within our local service area we currently provide only switched InterLATA long-distance services and do not provide some of the data and Internet services that we provide outside our local service area. These restrictions have resulted in lower margins in our current long-distance business than we would have without them and have kept us from rolling out additional products and services in our local service area. As a result, our ability to compete has been and may continue to be significantly impacted.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

        The telecommunications industry is experiencing significant technological changes, and our ability to execute on our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, wireless and video services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of investigations currently being conducted by the SEC and the U.S. Attorney's Office or the assessment being undertaken by the GSA could have a material adverse impact on us, on the trading price for our securities and on our ability to access the capital markets.

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation initiated on March 8, 2002. We are continuing in our efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified Qwest accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatement of 2001 and 2000 Consolidated Financial Statements" above and Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report for more information about our restatement. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest. We believe the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC.

        While we are continuing in our efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, we cannot predict the outcome of those investigations. We are currently in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of Qwest. Such discussions are preliminary and we cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. We would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of a civil penalty, the amount of which could be material, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our acquisition of U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

        Also, the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. Recently, the Inspector General of the GSA referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We are cooperating fully with the GSA and believe that we will remain a supplier of the government, although we cannot predict the outcome of this referral.

        An adverse outcome with respect to one or more of the SEC investigations, the U.S. Attorney's Office investigation or the GSA evaluation could have material and significant adverse impact upon us.

The breadth of our internal analysis of our accounting policies, practices and procedures, the passage of time and the turnover in accounting personnel or further review by the SEC could result in additional adjustments.

        We continue to discuss our periodic filings with the staff of the SEC's Division of Corporation Finance. They have reviewed our 2001 Form 10-K and our Form 10-Q for the three months ended March 31, 2002. As appropriate, we have attempted to address the Staff's comments in our current filings and have provided responses to those other comments that we could address. Following their review of our 2002 Form 10-K we may receive additional comments from the staff of the Division of Corporation Finance and may be required to make further adjustments or additional disclosures. It is possible that these comments may lead to further investigations from the SEC's Division of Enforcement.

        While we have attempted to address all the matters identified in our internal analysis of our accounting policies, practices and procedures, due to the breadth of this analysis, the passage of time and the turnover in accounting personnel employed by us, we may have overlooked some matters in our internal analysis.

Major lawsuits have been brought against us involving our accounting practices and other matters. The outcomes of these lawsuits may have a material adverse effect on our business, financial condition and operating results.

        Several lawsuits have been filed against us, as well as certain of our past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars.

        The consolidated securities action, the consolidated ERISA action and the CalSTRS, New Jersey and SURSI actions described above present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of the restatements that we are making in this report affect the risk presented by these cases. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and we have not yet conducted discovery on these and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. Any settlement of or judgment on one or more of these claims could be material, and we cannot give any assurance that we would have the resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

        In addition, underwriters of the director and officer and fiduciary insurance policies identified above have informed us that they seek to rescind their policies or otherwise deny coverage that such policies may provide to cover any losses on these claims. We recently reached a preliminary, non-binding agreement with our carriers to resolve our disputes. If a definitive settlement agreement is not executed and approved by October 30, 2003, the parties may litigate their disputes on or after October 31, 2003. We intend to vigorously oppose the insurance carriers' efforts to rescind or otherwise deny coverage under the policies identified above if we are unable to reach a definitive settlement with the carriers. However, there can be no assurance that we will enter into a definitive settlement agreement with the carriers, or that we will not incur a material loss with respect to these matters. While we believe that, in the event the insurance carriers are successful in rescinding coverage, other insurance policies may provide partial coverage. However, there is risk that none of the claims we have made under the Qwest policies described above will be covered by such other policies. In any event, the terms and conditions of the applicable certificates or articles of incorporation, applicable bylaws, applicable law and any applicable agreements may obligate us to indemnify (and advance legal expenses to) our current and former directors, officers, and employees for any liabilities related to these claims.

        Further, given the size and nature of our business, we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which we operate, could reduce investor confidence and affect our business opportunities, and any restatement of our earnings as stated in this filing could limit our ability to access the capital markets and could increase litigation risks.

        As a result of our accounting issues and the increased scrutiny of financial disclosure, investor confidence in us has suffered and could suffer further. Congress, the SEC, other government authorities and the media are intensely scrutinizing a number of financial reporting issues and practices.

In addition to the SEC investigation discussed earlier, we have reported that the SEC has investigated our earnings release for the fourth quarter and full year 2000 and that the staff of the SEC has decided to recommend an action against us alleging that we should also have included in the earnings release a statement of our GAAP earnings. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may be impacted by this process, particular attention has been focused recently on the telecommunications industry. Congressional hearings held in 2002, for example, related to the telecommunications industry practice of accounting for IRUs, as well as the appropriateness and consistency of pro forma financial information disclosure. Some of our former and current officers and directors have testified at these hearings concerning IRUs and other matters.

        The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our securities to decline. In addition, we cannot assure you that we will not have to further restate earnings for prior periods as a result of any formal actions, the SEC's review of our filings or because of our own periodic internal investigations. Any such restatement could further impact our ability to access the capital markets and the trading price of our securities.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by Public Utility Commissions ("PUCs") and other state agencies. Federal laws and FCC regulations apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of tariffs for our intrastate services in most of these jurisdictions.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        We monitor our compliance with federal, state and local regulations governing the discharge and disposal of hazardous and environmentally sensitive materials, including the emission of electromagnetic radiation. Although we believe that we are in compliance with such regulations, any such discharge, disposal or emission might expose us to claims or actions that could have a material adverse effect on our business, financial condition and operating results.

Risks Affecting Our Liquidity

Our high debt levels and the restrictive terms of our debt instruments pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        We are highly leveraged. As of September 30, 2003, our consolidated debt was approximately $21.2 billion. As shown above in Item 7—Liquidity and Capital Resources—Payment Obligations and Contingencies, a significant amount of our debt obligations come due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        We have recently taken the following measures to improve our near-term liquidity and our capital structure and generally reduce financial risk:

  •
  amended and restated our Credit Facility in order to (a) lengthen the maturity, (b) obtain more flexible covenants and (c) achieve a more favorable amortization schedule;

  •
  sold the Dex directory publishing business, which generated gross cash proceeds of $7.05 billion;

  •
  reduced capital investment and continued to manage working capital; and

  •
  refinanced QC debt due in 2003 with debt that has maturities in 2007 and 2010.

        However, even if we are successful in our de-leveraging efforts, we may need to obtain additional financing to meet our debt service obligations if operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve, or if we become subject to significant judgements and/or settlements in connection with the resolution of one or more matters described under Securities Actions and Derivative Actions in Item 3 of this report.

        The QSC Credit Facility also includes financial maintenance covenants with which we must comply. Any failure to do so could result in an event of default and an acceleration of our outstanding debt obligations. If we fail to repay indebtedness in respect of the QSC Credit Facility or any of our other indebtedness when due, or fail to comply with the financial maintenance covenants contained in the QSC Credit Facility, the applicable creditors or their representatives could declare the entire amount owed under such indebtedness immediately due and payable. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

        Additionally, the degree to which we are leveraged may have important limiting consequences, including the following:

  •
  our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes may be impaired;

  •
  our leverage may place us at a competitive disadvantage as compared with our less leveraged competitors, including some who have significantly reduced their debt through a bankruptcy proceeding;

  •
  our leverage may make us more vulnerable to the current or future downturns in general economic conditions or in any of our businesses;

  •
  our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

  •
  our high debt levels could adversely impact our credit ratings.

We may be unable to significantly reduce the substantial capital requirements or operating expenses necessary to continue to operate our business, which may in turn affect our operating results.

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. As we will need to maintain the quality of our products and services in the future, we may be unable to further significantly reduce such capital requirements or operating expenses, even if revenues are decreasing. Such nondiscretionary capital outlays may lessen our ability to compete with other providers who face less significant spending requirements.

If we are unable to renegotiate a significant portion of our future purchase commitments, we may suffer related losses.

        As of December 31, 2002, our aggregate future purchase commitments totaled $4.5 billion and we expect them to total $3 billion by December 31, 2003. We entered into these commitments, which obligate us to purchase network services and capacity, hardware or advertising from other vendors, with the expectation that we would use these commitments in association with projected revenues. We currently do not expect to generate revenues in the near-term that are sufficient to offset the costs associated with some of these commitments. Although we are attempting to renegotiate and restructure certain of these contracts, there can be no assurance that we will be successful to any material degree. If we cannot renegotiate or restructure a significant portion of these contracts on terms that are favorable to us, we will continue to have substantial ongoing expenses without sufficient revenues to offset the expenses related to these arrangements. In addition, we may incur substantial losses in connection with these restructurings and renegotiations.

Declines in the value of pension plan assets could require us to provide significant amounts of funding for our pension plans

        While we do not expect to be required to make material cash contributions to our defined benefit pension plan in the near-term based upon current actuarial analyses and forecasts, a further significant decline in the value of pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our benefit plans with cash from operations, perhaps by a material amount.

If we pursue and are involved in any business combinations, our financial condition could be affected.

        On a regular and on-going basis, we review and evaluate other businesses and opportunities for business combinations that would be strategically beneficial. As a result, we may be involved in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our financial condition (including short-term or long-term liquidity) or short-term or long-term results of operations.

Other Risks Affecting Qwest

We have postponed the filing of our most recent quarterly reports, and material information concerning our current operating results and financial condition is therefore unavailable.

        We have postponed the filing of our periodic reports for the quarters ended March 31, 2003 and June 30, 2003, and the information to be contained therein is unavailable at this time. We may also need to delay the filing of our periodic report for the quarter ending September 30, 2003. While we released first quarter earnings information in our current report on Form 8-K filed on May 29, 2003 and second quarter earnings information in our current report on Form 8-K filed on September 4, 2003, this information was limited, incomplete and may be inconsistent with the information contained herein. We cannot predict how soon complete financial and operational information relating to our first two quarters for 2003 will become available. When it is, it may reflect changes or trends that are material to our business. Also, many of our loan documents, including the QSC Credit Facility, contain financial reporting covenants that require delivery of annual and quarterly periodic reports, and the failure to comply with these financial reporting covenants can result in a default under certain of our loan documents. We have obtained extensions under the QSC Credit Facility for the delivery of our unfiled first and second quarter periodic reports to December 31, 2003.

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are set forth above, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions, and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        As a significant taxpayer, historically we have been subject to frequent and regular audits from the Internal Revenue Service, or the IRS, as well as from state and local tax authorities. These audits could subject us to risk due to adverse positions that may be taken by these tax authorities.

        For example, the IRS has proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves our allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes our allocation of the costs between us and third parties for whom we were building similar network assets during the same time period. Similar claims have been asserted against us with respect to 1997 and 1998, and it is possible that claims could be made against us for other periods. We are contesting these claims and do not believe the IRS will be successful. Even if they are, we believe that any significant tax obligations will be substantially offset as a result of available net operating losses and tax sharing agreements. However, the ultimate effect of these claims is uncertain.

        Also, as a member of an affiliated group filing a consolidated U.S. federal income tax return, we could be severally liable for tax examinations and adjustments not directly applicable to current members of the Qwest affiliated group. Tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities (if any) arising from adjustments to tax liability would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not provided for the liability of former affiliated members in our financial statements.

        As a result of the restatement of our financial results, previously filed returns and reports may be required by legal, regulatory, or administrative provisions to be amended to reflect the tax related impacts (if any) of such restatements. Where legal, regulatory or administrative rules would require or allow us to amend our previous tax filings, we intend to comply with our obligations under applicable law. To the extent that tax authorities do not accept the tax consequences of restatement entries, liabilities for taxes could differ materially from what has been recorded in our consolidated financial statements.

        While we believe we have adequately provided for taxes associated with these restatements, risks and contingencies, tax audits and examinations may result in liabilities that differ materially from those we have recorded in our consolidated financial statements.

If we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. We recently reached agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers on new two-year labor contracts. Each of these agreements was ratified by union members, went into effect on August 17, 2003 and expires on August 13, 2005.

The trading price of our securities could be volatile.

        In recent years, the capital markets have experienced extreme price and volume fluctuations. The overall market and the trading price of our securities may fluctuate greatly. The trading price of our securities may be significantly affected by various factors, including:

  •
  quarterly fluctuations in our operating results;

  •
  changes in investors' and analysts' perception of the business risks and conditions of our business;

  •
  broader market fluctuations; and

  •
  general economic or political conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Stockholders
Qwest Communications International Inc.:

We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2002, 2001, and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2002, 2001, and 2000, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As discussed in Note 2, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

As discussed in Notes 3 and 4 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

/s/ KPMG LLP

Denver, Colorado
October 8, 2003

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
		As restated (see Note 3)
	(Dollars in millions, shares in thousands except per share amounts)
Total operating revenues	$15,385	$16,524	$14,148
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	5,966	6,530	4,375
Selling, general and administrative	5,279	5,616	4,886
Depreciation	3,268	3,704	2,555
Goodwill and other intangible assets amortization	579	1,660	785
Goodwill impairment charge	8,483	—	—
Asset impairment charges	10,525	251	340
Restructuring and other charges	235	816	—
Merger-related (credits) charges	(53)	321	1,481

Total operating expenses	34,282	18,898	14,422

Operating loss	(18,897)	(2,374)	(274)

Other expense (income):
Interest expense—net	1,789	1,437	1,043
Losses and impairment of investment in KPNQwest	1,190	3,300	33
Loss on Global Crossing equity securities and related derivatives	—	7	867
Loss (gain) on sale of investments and other investment write-downs	88	141	(206)
(Gain) loss on early retirement of debt	(1,836)	106	—
(Gain) loss on sales of fixed assets	—	(51)	11
Other (income) expense—net	(3)	81	12

Total other expense—net	1,228	5,021	1,760

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(20,125)	(7,395)	(2,034)
Income tax benefit	2,500	1,257	592

Loss from continuing operations	(17,625)	(6,138)	(1,442)
Discontinued operations:
Income from and gain on sale of discontinued operations, net of taxes of $1,237, $323 and $282, respectively	1,957	511	446

Loss before cumulative effect of change in accounting principle	(15,668)	(5,627)	(996)
Cumulative effect of changes in accounting principles, net of taxes of $0, ($15) and $26, respectively	(22,800)	24	(41)

Net loss	$(38,468)	$(5,603)	$(1,037)

Basic and diluted loss per share:
Loss from continuing operations	$(10.48)	$(3.69)	$(1.13)
Discontinued operations	1.16	0.31	0.34

Loss before cumulative effect of changes in accounting principles	(9.32)	(3.38)	(0.79)
Cumulative effect of changes in accounting principles, net of taxes	(13.55)	0.01	(0.03)

Basic and diluted loss per share	$(22.87)	$(3.37)	$(0.82)

Basic and diluted weighted average shares outstanding	1,682,056	1,661,133	1,272,088

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001	2000
		As restated (see Notes 3 and 4)
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,253	$186	$207
Restricted cash	26	29	63
Accounts receivable—net	2,325	2,906	3,165
Inventories	68	156	108
Deferred income taxes	898	417	294
Prepaid and other assets	489	618	462
Assets held for sale	361	426	433

Total current assets	6,420	4,738	4,732
Property, plant and equipment—net	18,995	29,479	25,986
Goodwill—net	—	31,233	28,960
Other intangible assets—net	1,612	3,391	3,056
Investments	23	1,233	8,147
Deferred income taxes	398	—	—
Other assets	1,897	2,092	1,935

Total assets	$29,345	$72,166	$72,816

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$2,786	$4,807	$3,616
Accounts payable	904	1,318	1,887
Accrued expenses and other current liabilities	2,008	2,520	2,711
Deferred revenue and customer deposits	773	768	696
Restructuring reserves	104	363	—
Merger-related reserve	22	111	454
Liabilities associated with discontinued operations	298	336	332

Total current liabilities	6,895	10,223	9,696
Long-term borrowings (net of unamortized debt discount of $129, $209 and $196, respectively—See Note 11)	19,754	20,230	15,541
Post-retirement and other post-employment benefit obligations	3,075	2,974	2,992
Deferred income taxes	—	796	1,122
Deferred revenue	957	1,092	945
Restructuring reserves	421	427	—
Other long-term liabilities	1,073	995	953

Total liabilities	32,175	36,737	31,249
Share repurchase commitment (Note 16)	—	16	—
Commitments and contingencies (Notes 20 and 21)
Stockholders' (deficit) equity:
Preferred stock-$1.00 par value, 200 million shares authorized, none issued or outstanding	—	—	—
Common stock-$0.01 par value, 5 billion shares authorized; 1,713,592, 1,687,957 and 1,672,018 issued; 1,699,115, 1,663,966 and 1,671,279 outstanding	17	17	17
Additional paid-in capital	43,225	43,469	42,934
Treasury stock	(618)	(1,041)	(38)
Accumulated deficit	(45,439)	(6,971)	(1,285)
Accumulated other comprehensive loss	(15)	(61)	(61)

Total stockholders' (deficit) equity	(2,830)	35,413	41,567

Total liabilities and stockholders' (deficit) equity	$29,345	$72,166	$72,816

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
		As restated (see Notes 3 and 4)
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(38,468)	$(5,603)	$(1,037)
Adjustments to net loss:
Income from and gain on sale of discontinued operations, net of tax	(1,957)	(511)	(446)
Depreciation and amortization	3,847	5,364	3,340
Loss on sale of investments and other investment write-downs, net	1,278	3,448	694
Provision for bad debts	511	615	388
Cumulative effect of changes in accounting principles	22,800	(24)	41
Goodwill impairment charge	8,483	—	—
Asset impairment charges	10,525	251	340
Tax benefit from stock options	—	165	191
Deferred income taxes	(2,252)	(733)	(569)
(Gain) loss on sales of fixed assets	—	(51)	11
(Gain) loss on early retirement of debt—net	(1,836)	106	—
Other non-cash charges	290	254	225
Changes in operating assets and liabilities:
Accounts receivable	75	(438)	(694)
Inventories	117	(62)	(87)
Prepaid and other current assets	85	(136)	(270)
Accounts payable and accrued expenses	(905)	(514)	(130)
Current deferred revenue and customer deposits	5	98	286
Current restructuring reserve	(259)	363	—
Merger-related reserve	(89)	(343)	454
Other long-term assets and liabilities	84	641	1,025

Cash provided by operating activities	2,334	2,890	3,762

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,764)	(8,042)	(7,135)
Cash acquired in connection with the Merger	—	—	407
Proceeds from sale of equity securities	12	98	488
Purchase of securities	(5)	(82)	(77)
Payments on derivative contracts	—	(97)	(436)
Proceeds from sale of equipment	103	210	23
Proceeds from sale of investment in Global Crossing, net	—	—	1,561
Other	(84)	(146)	(87)

Cash used for investing activities	(2,738)	(8,059)	(5,256)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,476	6,911	4,331
Repayments of long-term borrowings	(2,890)	(2,659)	(2,693)
Net proceeds from (payments of) short-term debt	809	1,247	(234)
Proceeds from issuance of common stock	14	286	435
Repurchase of common stock	(12)	(1,000)	—
Dividends paid on common stock	—	(83)	(542)
Debt issuance costs	(186)	(42)	(29)

Cash (used for) provided by financing activities	(789)	4,660	1,268

CASH AND CASH EQUIVALENTS
Decrease in cash	(1,193)	(509)	(226)
Net cash generated by discontinued operations	506	488	355
Proceeds from sale of directory publishing business	2,754	—	—
Beginning balance	186	207	78

Ending balance	$2,253	$186	$207

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss
	(Shares outstanding in thousands)	(Dollars in millions)
Balance, December 31, 1999, as previously reported	875,470	$656	$—	$377	$222	$1,255
Beginning balance adjustment (see Note 3—Restatement of Results)	—	—	—	(353)	—	(353)

Balance, January 1, 2000 (unaudited)	875,470	656	—	24	222	902
Net loss	—	—	—	(1,037)		(1,037)	$(1,037)
Other comprehensive loss, net of taxes	—	—	—	—	(283)	(283)	(283)

Total comprehensive loss							$(1,320)

Issuance of shares and fair value of options exchanged in connection with the Merger (as restated, see Note 4)	772,323	41,458	—	—	—	41,458
Dividends declared on common stock	—	—	—	(272)	—	(272)
Common stock issuances:
Stock options exercised	23,106	421	—	—	—	421
Employee stock purchase plan	350	14	—	—	—	14
Other	769	68	—	—	—	68
Tax benefit from stock options	—	191	—	—	—	191
Stock-based compensation expense	—	126	—	—	—	126
Stock held in Rabbi Trust	(739)	—	(38)	—	—	(38)
Other	—	17	—	—	—	17

Balance, December 31, 2000, as restated (see Notes 3 and 4)	1,671,279	42,951	(38)	(1,285)	(61)	41,567
Net loss	—	—	—	(5,603)	—	(5,603)	$(5,603)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—

Total comprehensive loss							$(5,603)

Dividends declared on common stock	—	—	—	(83)	—	(83)
Common stock issuances:
Stock options exercised	12,280	250	—	—	—	250
Employee stock purchase plan	1,761	36	—	—	—	36
Other	1,898	77	—	—	—	77
Tax benefit from stock options	—	165	—	—	—	165
Stock-based compensation expense	—	34	—	—	—	34
Repurchase of stock—BellSouth	(23,439)	(5)	(1,015)	—	—	(1,020)
Rabbi Trust treasury share issuance	187	(6)	12	—	—	6
Share repurchase commitment	—	(16)		—	—	(16)

Balance, December 31, 2001, as restated (see Notes 3 and 4)	1,663,966	43,486	(1,041)	(6,971)	(61)	35,413
Net loss	—	—	—	(38,468)	—	(38,468)	$(38,468)
Other comprehensive income, net of taxes	—	—	—	—	46	46	46

Total comprehensive loss							$(38,422)

Common stock issuances:
Stock options exercised	34	1	—	—	—	1
Employee stock purchase plan	3,680	13	—	—	—	13
Other	21,921	83	—	—	—	83
Stock-based compensation expense	—	18	—	—	—	18
Repurchase of stock—BellSouth	(531)	(20)	(5)	—	—	(25)
Extinguishment of debt	9,880	(333)	420	—	—	87
Rabbi Trust treasury share issuance	165	(6)	8	—	—	2
Cancellation of share repurchase commitment	—	16	—	—	—	16
Other	—	(16)	—	—	—	(16)

Balance, December 31, 2002	1,699,115	$43,242	$(618)	$(45,439)	$(15)	$(2,830)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2002, 2001 and 2000

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us", the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

Note 1: Business and Background

Description of business

        We provide local telecommunications and related services, IntraLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We provide InterLATA long-distance services outside our local service area and switched InterLATA long-distance services as a reseller in all states within our local service area other than Arizona. We provide reliable, scalable and secure broadband data, voice and video communications services outside our local service area as well as globally. For all years presented herein, we provided directory publishing services in our local service area. As more fully described in Note 8—Assets Held for Sale including Discontinued Operations, in 2002 we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in 7 of the 14 states in which we offered these services. In September 2003, we completed the sale of our directory publishing business in the remaining states. See Note 21—Subsequent Events. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our consolidated statements of operations.

        On June 30, 2000, we completed the acquisition of U S WEST, Inc. ("U S WEST") (the "Merger"). U S WEST was deemed the accounting acquirer and its historical financial statements, including those of its wholly owned subsidiaries, have been carried forward as the predecessor of the combined company.

Restatement

        During 2003 and 2002, we performed an internal analysis ("internal analysis") of our previously issued consolidated financial statements for 2001 and 2000. As a result of our internal analysis, we discovered certain errors in those consolidated financial statements. Our 2001 and 2000 consolidated financial statements and related financial information included herein have been restated. For further details on the nature of the errors and the related effects on our previously issued consolidated financial statements see Note 3—Restatement of Results and Note 4—Merger. Where appropriate, we have identified all balances that have been restated with the notation "as restated." Throughout these notes, the term "previously reported" will be used to refer to balances from our previously issued 2001 and 2000 consolidated financial statements.

Note 2: Summary of Significant Accounting Policies

        As a part of the restatement of our consolidated financial statements for 2001 and 2000 we have corrected and clarified a number of the accounting policies that have been disclosed in previous filings.

        Basis of presentation.    The accompanying consolidated financial statements include the accounts of Qwest Communications International Inc. and its subsidiaries over which we exercise control. All intercompany amounts and transactions have been eliminated. Investments where we exercise significant influence but do not control the investee are accounted for under the equity method of accounting. All amounts presented for 2001 and 2000 in our consolidated financial statements and accompanying notes have been restated as discussed in Note 3—Restatement of Results and Note 4—Merger.

        Use of estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates and assumptions that affect the amounts and disclosures reported in our consolidated financial statements and accompanying notes. Estimates are used when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, restructuring reserves and other provisions and contingencies. Actual results could differ from those estimates.

        Reclassifications.    Certain prior year balances have been reclassified to conform to the current year presentation.

        Revenue recognition.    Revenues for services are recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, generally two to ten years. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        We have periodically transferred optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the consideration received on transfers of optical capacity assets for cash and on all of the other elements deliverable under an IRU as revenue ratably over the term of the agreement. We do not recognize revenues on contemporaneous exchanges of our optical capacity for other optical capacity. See our accounting policy for contemporaneous transactions in our property, plant and equipment policy below.

        Revenues related to equipment sales are recognized upon acceptance by the customer and when all the conditions for revenue recognition have been satisfied. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        Directory publishing accounting.    Directory publishing revenues and costs are recognized ratably over the life of each directory, which is generally one year, commencing in the month of delivery. Such revenues and costs are included in our accompanying consolidated statements of operations as income from discontinued operations.

        Advertising costs.    Costs related to advertising are expensed as incurred. Advertising expense was $351 million, $378 million and $360 million in 2002, 2001 and 2000, respectively and is included in selling, general and administrative on our consolidated statements of operations.

        Income taxes.    The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Investment tax credits are accounted for under the deferral method and are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits and are included in other long-term liabilities in our consolidated balance sheets. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities as well as for operating loss and tax credit carryforwards using enacted tax rates expected to apply to the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be recovered.

        We use the deferral method of accounting for investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits over the estimated service lives of the related assets as an increase to our income tax benefit in our consolidated statement of operations.

        Cash and cash equivalents.    Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

        Restricted cash.    Restricted cash primarily relates to escrow accounts we established to fund certain construction activities and our deferred compensation plan.

        Inventories.    Inventories are carried at the lower of cost or market on a first-in, first-out basis. Market is determined based upon estimated replacement cost.

        Assets held for sale including discontinued operations.    Assets to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less cost to sell. Assets are not depreciated while they are classified as held for sale. Assets held for sale that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of our assets are reported in discontinued operations when (a) it is determined that the operations and cash flows of the assets will be eliminated from our on-going operations and (b) we will not have any significant continuing involvement in the operations of the assets after the disposal transaction.

        Property, plant and equipment.    Property, plant and equipment is carried at cost and is depreciated using the straight-line group method. Under the straight-line group method, assets dedicated to providing regulated telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized on the basis of equal life groups of similar assets acquired in a given year for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost, net of sale proceeds, is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual or when a sale involves land, artwork, assets associated with the sale of customer contracts or assets constructed or acquired for sale. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Direct labor costs related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

        We have periodically entered into agreements to acquire optical capacity assets from other telecommunications service carriers. These acquisitions of optical capacity assets expanded our fiber optic broadband network both domestically and internationally and enabled us to provide broadband communications services to our customers. Several of these other carriers have also acquired optical capacity from us, principally in the United States of America. As more fully described in Note 3—Restatement of Results, the transactions have been restated. Optical capacity transactions in which we transfer capacity to and acquire capacity from the same third party at or about the same time are referred to as "contemporaneous transactions." We record the contemporaneous transactions as non-monetary exchanges of similar assets at book value as these transactions do not represent the culmination of an earnings process. Contemporaneous transactions do not result in the recognition of revenue. Net cash or other monetary assets paid or received in contemporaneous transactions are recorded as an adjustment to the book value of the transferred property. The adjusted book value becomes the carrying value of the transferred property in property, plant and equipment.

        Software capitalization policy.    Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to five years. In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. Further, the recovery of software projects is periodically reviewed and may result in significant write-offs.

        Goodwill and other intangible assets.    Intangible assets arising from business combinations, such as goodwill, customer lists, assembled workforce, trademarks and trade names, are initially recorded at fair value. Other intangible assets not arising from business combinations, such as wireless spectrum licenses and capitalized software, are recorded at cost. In accordance with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002, we reclassified assembled workforce into goodwill because it no longer met the criteria for recognition as a separate intangible asset apart from goodwill.

        Intangible assets with finite lives are amortized on a straight-line basis over that life. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of the intangible asset we have determined that the intangible asset has an indefinite life. In accordance with SFAS No. 142, these intangible assets are not amortized. Prior to the adoption of SFAS No. 142 on January 1, 2002, these intangible assets were amortized on a straight-line basis over their estimated useful lives.

        Impairment of goodwill and other indefinite-lived intangible assets.    Goodwill and other long-lived intangible assets with indefinite lives, such as trademarks, trade names and wireless spectrum licenses are reviewed for impairment annually or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, goodwill and other indefinite lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations.

        Impairment of long-lived assets.    We review long-lived assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        Prior to the adoption of SFAS No. 142 and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") on January 1, 2002, we reviewed our long-lived assets, such as goodwill, intangibles and property, plant and equipment for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Under SFAS No. 121, we reviewed our long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. We evaluated the recoverability of our long-lived assets based on estimated undiscounted future cash flows and provided for impairment when such undiscounted cash flows were insufficient to recover the carrying amount of the long-lived asset.

        Investments.    Investments where we exercise significant influence but do not control the investee are accounted for under the equity method of accounting. Under the equity method, investments are stated at initial cost and are adjusted for contributions, distributions and our share of the investee's income or losses as well as impairment write-downs for other-than-temporary declines in value.

        Equity investments where we cannot exercise significant influence over the investee are carried at cost or, if the security is publicly traded, at fair-market value. For publicly traded securities, unrealized gains or losses, net of tax, are included in other comprehensive income (loss) until realized upon sale or other disposition of the securities. Realized gains and losses on securities and other-than-temporary declines in value are determined on the specific identification method and are reclassified from other comprehensive income (loss) and included in the determination of net loss. Our equity investments in publicly traded companies are classified as held for sale.

        We review our equity investments on a quarterly basis to determine whether a decline in value on individual securities is other-than-temporary. Many factors are considered in assessing whether a decline in value is other-than-temporary, including, as may be appropriate: earnings trends and asset quality; near-term prospects and financial condition of the issuer; financial condition and prospects of the issuer's region and industry; the cause and severity of the decline in market price; analysts' recommendations and stock price projections; the length of time (generally six to nine months) that fair value has been less than the carrying value; stock-price volatility and near-term potential for recovery; and our intent and ability to retain the investment. If we conclude that a decline in value of an equity investment is other-than-temporary, we record a charge to our consolidated statements of operations to reduce the carrying value of the security to its estimated fair value.

        Derivative instruments.    Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in our consolidated statement of operations in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in earnings (losses) when the hedged item is recognized in earnings (losses).

        Restructuring and Merger-related charges.    Periodically, we commit to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. At the time a restructuring plan is approved and communicated, we record a charge to our consolidated statement of operations for the estimated costs associated with the plan. Charges associated with these exit or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. We also record a charge when we permanently cease use of a leased facility. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and undiscounted net amounts that are expected to be paid in the future. We utilize real estate brokers to assist in assessing market conditions and net amounts that we expect to pay.

        Fair value of financial instruments.    Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, investments, accounts payable and borrowings. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate their fair values because of their short-term nature. Our investments are also recorded at their estimated fair market value as discussed in Note 10—Investments. Our borrowings have a fair value of approximately $18.7 billion, $24.9 billion and $19.1 billion at December 31, 2002, 2001 and 2000, respectively. The fair values of our borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

        Stock options.    Our stock incentive plans are accounted for using the intrinsic-value method under which no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28").

        Had compensation cost for our stock-based compensation plans been determined under the fair value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), our net loss and basic and diluted loss per share would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions, except per share amounts)
Net loss:
As reported	$(38,468)	$(5,603)	$(1,037)
Add: Stock-option-based employee compensation expense included in reported net loss, net of related tax effects	58	17	67
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(185)	(192)	(83)

Pro forma	$(38,595)	$(5,778)	$(1,053)

Loss per share:
As reported—basic and diluted	$(22.87)	$(3.37)	$(0.82)
Pro forma—basic and diluted	$(22.95)	$(3.48)	$(0.83)

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See Note 15—Stock Incentive Plans for further information.

Recently adopted accounting pronouncements and cumulative effects of adoption

        In June 2001, the FASB issued SFAS No. 142. This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses how goodwill and other intangible assets are accounted for after they have been initially recognized in the financial statements. As required, we adopted SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, the fair value of goodwill was evaluated as of January 1, 2002 as if an acquisition of each of our reporting units at fair value had occurred on that date. The valuation was based on our reporting units at that date. A reporting unit is defined as an operating segment or one level below. The cumulative effect of adoption of SFAS No. 142 was a loss from a change in accounting principle of $22.8 billion. The adoption of SFAS No. 142 reduced our amortization expense for goodwill and indefinite-lived intangible assets by approximately $1.052 billion annually, beginning January 1, 2002. The cumulative effect of this change in accounting principle was reflected as a reduction in the carrying value of goodwill as of January 1, 2002. See Note 7—Goodwill and Other Intangible Assets for further information.

        In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill and intangible assets with indefinite lives. Under SFAS No. 144, long-lived assets being held or used are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from their expected future undiscounted cash flows ("a triggering event"). The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long-lived assets to be disposed of other than by sale for cash to be accounted for and reported like assets being held and used. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. See Note 6—Property, Plant and Equipment for further information.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"). We adopted SFAS No. 145 effective January 1, 2002. This statement eliminates the automatic classification of gain or loss on extinguishments of debt as an extraordinary item and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various other technical corrections to existing pronouncements. As a result, our gains and losses on debt extinguishments have been reclassified to other income and expense in our consolidated statements of operations for all periods presented.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"), which is effective for financial statements related to periods ending after December 15, 2002. We have included the expanded disclosure required by SFAS No. 148 regarding stock-based compensation.

        FASB Interpretation Number ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. The interpretation provides guidance on the guarantor's accounting and disclosure of guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to certain guarantees, excluding affiliate guarantees, issued or modified after December 31, 2002, and require that we record a liability for the fair value of such guarantees on our consolidated balance sheet. The adoption of this interpretation had no material effect on our consolidated financial statements.

        In our restated 2001 consolidated financial statements, we recorded a cumulative effect of a change in accounting principle of $24 million, net of income taxes, related to the adoption of SFAS No. 133. This $24 million credit represents the fair value of certain warrants to purchase common stock of other companies received by us in exchange for the purchase or sale of goods or services.

        In 2000, we recorded a cumulative effect of a change in accounting principle of approximately $41 million, net of income taxes, upon our adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The $41 million charge relates to the establishment of deferred revenues and costs for certain activation and installation activities. Previously, installation and activation fees and costs had been recognized in their entirety at the time the installation or activation was completed. Under the rules of SAB No. 101, these installation and activation fees are recognized ratably over the estimated lives of the customer relationships, which range from two to ten years. The adjustment to the cumulative effect previously reported is further described in Note 3—Restatement of Results.

New accounting standards

        On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under law or written or oral contract. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $28 million (liability of $43 million net of an asset of $15 million) in 2003.

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million.

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $32 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $6 million annually beginning January 1, 2003. Based on historical charges and activity through the six months ended June 30, 2003, we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is applicable for exit or disposal activities initiated after December 31, 2002. This statement requires that liabilities for costs that are associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. It nullifies the guidance of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF Issue No. 94-3"). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 concludes that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. In accordance with SFAS No. 146, our restructuring activities that were recorded prior to 2003 will continue to be accounted for under previous guidance. Our adoption of SFAS No. 146 on January 1, 2003 is not expected to have a material effect on our operating results or financial position.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which is effective immediately for all variable interest entities created after January 31, 2003. FIN No. 46 must be applied for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, or the fourth quarter 2003 for us. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. A primary beneficiary absorbs the majority of the entity's expected losses, if they occur, receives a majority of the entity's expected residual returns, if they occur, or both. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003. We do not expect the adoption of FIN No. 46 will require consolidation of any previously unconsolidated entities.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", ("SFAS No. 150"). SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

Note 3: Restatement of Results

        We have determined that, in certain cases, we misinterpreted or misapplied GAAP in our 2001 and 2000 consolidated financial statements and, accordingly, we have restated our consolidated financial statements for each of the years in the two year period ended December 31, 2001 and related interim periods. We have also restated our January 1, 2000 opening retained earnings to correct our accounting for directory publishing services revenues and expenses, as further discussed below.

        As discussed more fully below, the restatements involve, among other matters, revenue recognition issues related to optical capacity asset transactions, equipment sales, and directory publishing and purchase accounting. In making these restatements, we have performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

        Please note that our consolidated financial statements do not include financial results of pre-Merger Qwest for any period prior to the June 30, 2000 merger. This is because U S WEST was deemed the acquirer in the Merger for financial statement accounting purposes. Pre-Merger transactions entered into by Qwest are not being restated, although certain of these transactions (principally the optical capacity asset transactions) may have been accounted for by pre-Merger Qwest under policies and practices similar to those for which post-Merger transactions are being restated.

Summary of restatement items

        The following tables set forth the effects of the restatement adjustments discussed below on revenue; pre-tax loss (i.e., loss before income taxes, discontinued operations and cumulative effect of change of accounting principle); net loss; and loss per share as presented in our consolidated statements of operations for the years ended December 31, 2001 and 2000. The restatement adjustments are discussed in the paragraphs following the tables.

	Year ended December 31, 2001
	Revenue	Pre-tax Loss	Net Loss	Loss per Share
	(Dollars in millions, except per share amounts)
Previously reported	$19,695	$(3,958)	$(4,023)	$(2.42)
Restatement Adjustments, net:
Transfers of optical capacity for cash	(339)	(163)	(100)	(0.06)
Contemporaneous transfers of optical capacity	(649)	(251)	(154)	(0.09)
Certain equipment sales	(202)	(58)	(36)	(0.02)
Directory publishing services revenues and costs	(78)	(78)	(48)	(0.03)
Termination fees	(75)	(75)	(46)	(0.03)
Wireless revenue	(46)	(46)	(28)	(0.02)
Customer premises equipment revenue	(31)	(6)	(3)	(0.00)
Balance sheet reconciliations	(29)	(145)	(89)	(0.05)
Installation fees	19	19	12	0.01
Purchase accounting	—	(347)	(222)	(0.13)
Restructuring accrual	—	(240)	(147)	(0.09)
Third-party telecommunications costs	—	(164)	(101)	(0.06)
Deferred commissions	—	(160)	(98)	(0.06)
KPNQwest valuation	—	(156)	(156)	(0.09)
Equipment write-offs	—	(111)	(68)	(0.04)
Network labor costs	—	(84)	(51)	(0.03)
Compensated absences	—	(73)	(44)	(0.03)
Out-of-period expenses	—	64	39	0.02
Cost of removal	—	(40)	(24)	(0.02)
Stock compensation	—	(28)	(17)	(0.01)
Investment in Qwest Digital Media	—	27	17	0.01
Curtailment gain	—	16	10	0.01
Other	(113)	(398)	(226)	(0.14)

Net restatements	(1,543)	(2,497)	(1,580)	(0.95)
As restated, before reclassifications of extraordinary item and discontinued operations	18,152	(6,455)	(5,603)	(3.37)
Reclassification of previously reported extraordinary item	—	(106)	—	—

As restated before reclassification of discontinued operations	18,152	(6,561)	(5,603)	(3.37)
Reclassification for discontinued operations (1)	(1,628)	(834)	—	—

As restated	$16,524	$(7,395)	$(5,603)	$(3.37)

(1)
As further discussed in Note 8—Assets Held for Sale including Discontinued Operations, in 2002 we began reporting the operations of our directory publishing business as discontinued. However, certain of the restatement adjustments affect these operations. The reclassification is made to reconcile revenues and pre-tax loss as previously reported, which included our directory publishing business in continuing operations, to the "as restated" amounts under the current presentation.

	Year ended December 31, 2000
	Revenue	Pre-tax Income (Loss)	Net Loss	Loss per Share
	(Dollars in millions, except per share amounts)
Previously reported	$16,610	$126	$(81)	$(0.06)
Restatement Adjustments, net:
Transfers of optical capacity for cash	(150)	(106)	(65)	(0.05)
Contemporaneous transfers of optical capacity	(317)	(169)	(103)	(0.08)
Certain equipment sales	(111)	(83)	(51)	(0.04)
Directory publishing services revenues and costs	(57)	(31)	(19)	(0.02)
Termination fees	(50)	(50)	(30)	(0.02)
Wireless revenue	(57)	(57)	(34)	(0.03)
Balance sheet reconciliations	(48)	(72)	(65)	(0.05)
Installation fees	(90)	(90)	(96)	(0.08)
Purchase accounting	—	(263)	(166)	(0.13)
Equipment write-offs	—	(31)	(19)	(0.02)
Network labor costs	—	(100)	(61)	(0.05)
Compensated absences	—	(14)	(9)	(0.01)
Out-of-period expenses	—	(70)	(43)	(0.03)
Stock compensation	—	(109)	(67)	(0.05)
Investment in Qwest Digital Media	—	(27)	(17)	(0.01)
Curtailment gain	—	(106)	(65)	(0.05)
Other	(65)	(54)	(46)	(0.04)

Net restatements	(945)	(1,432)	(956)	(0.76)
As restated, before reclassification of discontinued operations	15,665	(1,306)	(1,037)	(0.82)
Reclassification for discontinued operations (1)	(1,517)	(728)	—	—

As restated	$14,148	$(2,034)	$(1,037)	$(0.82)

(1)
As further discussed in Note 8—Assets Held for Sale including Discontinued Operations, in 2002 we began reporting the operations of our directory publishing business as discontinued. However, certain of the restatement adjustments affect these operations. The reclassification is made to reconcile revenues and pre-tax loss as previously reported, which included our directory publishing business in continuing operations, to the "as restated" amounts under the current presentation.

Transfers of optical capacity for cash

        In 2001 and 2000, we engaged in transactions where we transferred the rights to use our optical capacity assets, also referred to as IRUs, on our network primarily to other telecommunications services providers. These IRU transactions involved specific channels on our "lit" network or specific strands of dark fiber. The terms of these IRUs were typically 20 years and reflected the estimated useful life of the optical capacity.

        In our previously issued consolidated financial statements we recognized a substantial portion of the total consideration received for transfers of optical capacity for cash as revenue at the inception of the transaction. As part of our internal analysis of our accounting policies, practices and procedures in place in 2001 and 2000, we reviewed this previous accounting model for transfers of optical capacity for cash and concluded that we did not meet the criteria for up-front revenue recognition for sales-type leases under SFAS No. 13 "Accounting for Leases" ("SFAS No. 13"). Revenues related to our transfers of optical capacity assets for cash should have been recognized ratably over the terms of the agreements. Accordingly, we have restated our previously issued consolidated financial statements to defer the revenues on these transactions and recognize them ratably over the terms of the respective IRU arrangements.

        We also determined that in certain cases we had recognized revenue from optical capacity cash transfers in the wrong period based on our prior accounting policies. These included instances in which the optical capacity assets had not been transferred at the time of the previously reported recognition of revenue. The restatement now reflects the recognition of the IRU fees beginning in the period the IRU was delivered and when all other criteria for revenue recognition had been satisfied. Also, in certain of these transactions, once a determination to restate was made for one reason, we did not continue to pursue whether there were other reasons for restatement.

        In our restated consolidated financial statements we reduced our previously reported revenue by $339 million and $150 million for the years ended December 31, 2001 and 2000, respectively. These amounts reflect the reversal of sales-type lease revenue of $360 million and $151 million, offset by the ratable recognition of revenue of $21 million and $1 million for the years ended December 31, 2001 and 2000, respectively. We have also increased pre-tax loss by $163 million and $106 million in the years 2001 and 2000, respectively, which reflects the adjustment to reduce revenue, partially offset by adjustments to decrease the related cost of sales.

Contemporaneous transfers of optical capacity

        In 2001 and 2000, we also engaged in transactions with other providers of telecommunications services to exchange optical capacity assets. We refer to these transactions herein as "contemporaneous transactions." In our previously issued consolidated financial statements, we recorded revenue on these transactions at the estimated fair value of the capacity transferred at the inception of the transaction. Our previous accounting policy was based on the conclusion that we were exchanging assets held for sale for assets to be held for use in the ordinary course of business, as allowed under APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB No. 29"), and related interpretive guidance.

        We have since determined that the application of our prior policies and practices did not support a position under APB No. 29 because we did not adequately identify the assets or segregate the costs of capacity held for sale in our records. As a result, we concluded that we could not establish that our contemporaneous transactions were the culmination of an earnings process and determined that they should be recorded as exchanges of similar productive assets based on the carrying value of the optical capacity assets that we provided in the exchanges. Also, in certain of these transactions, once a determination to restate was made for one reason, we did not continue to pursue whether there were other reasons for restatement.

        In our restated consolidated financial statements we have decreased our previously reported revenue by $649 million and $317 million for the years ended December 31, 2001 and 2000, respectively, to reflect the reversal of all revenue recognized on contemporaneous transfers of optical capacity assets. We have also increased our pre-tax loss by $251 million and $169 million for the years ended December 31, 2001 and 2000, respectively, which reflects the adjustment to reduce revenue, partially offset by adjustments to decrease the related cost of sales.

Certain equipment sales

        Genuity—During the third quarter of 2000, we entered into an arrangement with Genuity in which we sold certain equipment to them for $100 million and agreed to provide services over a five-year period for $160 million on the basis that these were separate agreements. In the third quarter of 2000, we recorded revenue of $100 million and cost of sales of $21 million related to the equipment sale. Additional equipment costs of $7 million and $10 million were charged to cost of sales in the fourth quarter of 2000 and first quarter of 2001, respectively. We recognized revenue under the service contract of $31 million and $11 million in 2001 and 2000, respectively. As a result of our internal analysis, we now believe that the equipment sale should be considered part of a single arrangement to provide services to Genuity. We also determined that we improperly recognized revenue under the services agreement prior to Genuity's acceptance of the underlying equipment's performance. Genuity's acceptance did not occur until the third quarter of 2001. As a result, we have restated our 2001 and 2000 consolidated financial statements to reverse the previously recognized equipment and services revenue of $142 million. In our restated consolidated financial statements we are recognizing the $260 million arrangement fee as revenues ratably by site, over the five-year term of the arrangement beginning in the third quarter of 2001, which amounted to $1 million in 2001. Our restated consolidated financial statements also include adjustments to reverse the amounts of previously recognized cost of sales totaling $38 million. This amount has been reclassified to property, plant and equipment and is being depreciated over the five-year term of the agreement, including $3 million in 2001.

        Arizona—In 2001, we received a purchase order for a maximum amount of $100 million from the Arizona School Facilities Board ("Arizona") for design and implementation of a statewide school network. During the second quarter of 2001, we recognized revenue of $36 million and cost of sales of $28 million related to certain equipment to be installed in connection with this arrangement. We subsequently determined that the equipment transaction had been incorrectly recorded as a "bill and hold" transaction because we had not received any payments for the equipment and there was no binding obligation to pay in 2001, despite documentation to the contrary. In the fourth quarter of 2001, we determined that the Arizona arrangement should have been accounted for using long-term contract accounting and we reversed all of the previously recognized revenue and cost of sales. As a result, in the fourth quarter of 2001, we began recognizing revenue and cost of sales using the percentage-of-completion method of accounting. In applying this method, an assumption was made that the total amount of revenue to be received upon contract completion would be substantially greater than the $100 million purchase order amount. We have reviewed this assumption during our internal analysis and found it to be incorrect. We also discovered additional errors related to the Arizona transaction in our previously issued consolidated financial statements resulting in misstatements of revenue and cost of sales in 2001. As a result, we have recorded net restatement adjustments that reduce previously reported 2001 revenue by $24 million and cost of sales by $1 million.

        KMC and Calpoint—We entered into arrangements with KMC Telecom, Inc. ("KMC") during the first and second quarters of 2001. In these arrangements we sold equipment to KMC and at or about the same time agreed to purchase services from KMC over terms of approximately four years. In our previously issued consolidated financial statements we recorded equipment sales of $148 million and cost of sales of $67 million during the first and second quarters of 2001. In the fourth quarter of 2001, we determined that we could not separate the equipment sales from the service agreements because they were entered into in contemplation of each other. Accordingly, we recorded an entry in the fourth quarter of 2001 to increase cost of sales by $81 million and defer the previously recognized gross profit on the equipment.

        In the third quarter of 2001, we entered into an equipment arrangement with Calpoint LLC ("Calpoint") and at the same time agreed to purchase services from Calpoint over a five-year term. We determined at the inception of the Calpoint arrangement that the equipment agreements did not represent a separate earnings process for which revenue could be recognized because it was entered into in contemplation of the services agreement. Accordingly, the excess of the sales proceeds of $298 million received from Calpoint over the cost of the equipment of $172 million was deferred. In our previously issued consolidated financial statements, the deferred gross profit on the KMC and Calpoint arrangements was being amortized ratably over the terms of the respective services agreement as a reduction to cost of sales.

        In connection with the KMC and Calpoint arrangements discussed above, in order to assist KMC and Calpoint in obtaining financing, we also agreed to pay the monthly service fees directly to trustees that serve as paying agents on debt instruments for which special purpose entities sponsored by KMC and Calpoint are the primary obligors. These agreements ("consent agreements") require us to pay at least 75% of the monthly service fees for the entire term of the agreements, regardless of whether KMC or Calpoint provide us services. Subsequent to the Merger, we executed consent agreements for two service agreements that were entered into by pre-Merger Qwest. These consent agreements were not contemplated at the outset of these equipment sales and service agreements. Our aggregate unconditional purchase obligations under all of the consent agreements was $1.35 billion at December 31, 2001.

        We have now concluded that the previous accounting for the KMC and Calpoint transactions was not in compliance with GAAP, and we have reversed the previously recorded revenues and cost of sales in our restated consolidated financial statements. For each KMC and Calpoint transaction, we now believe that the aggregate cash received plus any outstanding receivable less our cost to acquire the equipment sold should be deferred until such time as our aggregate commitment to make payments of up to 75% of the service fee under the consent agreements is equal to or less than the total amount deferred. We will begin to amortize the deferred credit to cost of sales in an amount equal to the periodic reduction of our obligation under the consent agreements at that time. As a result, we have reversed $12 million of amortization of the deferred gross profit that was recognized in 2001.

        The adjustments recorded in our restated consolidated financial statements related to certain equipment transactions with Genuity, Arizona, KMC and Calpoint, as discussed above, resulted in an aggregate decrease in previously reported revenue of $202 million and $111 million for the years ended December 31, 2001 and 2000, respectively. These adjustments also increased our pre-tax loss by $58 million and $83 million for the years ended December 31, 2001 and 2000, respectively.

Directory publishing services revenues and costs

        Prior to 1999, we recognized revenues and expenses for our directory publishing business, Qwest Dex, Inc. ("Dex"), under the "deferral and amortization method" whereby revenues and expenses were recognized over the lives of the directories, generally one year. In 1999, we changed to the "point of publication method" of accounting, under which we recognized revenues and expenses at the time the related directory was published. Based on (1) our review of the policy, and (2) the interpretive guidance the Securities and Exchange Commission ("SEC") staff issued in 1999 in SAB No. 101, we determined that our change to the point of publication method for our directory publishing business was not a change to an appropriate or preferable method of accounting, pursuant to APB Opinion No. 20, "Accounting Changes." Instead, we believe the "deferral and amortization method" is appropriate under our circumstances because we have a continuing obligation to our advertisers to maintain the directory in circulation over its life and under our customer agreements, we have the discretion to change the publication dates for the directories.

        As a result, in our restated consolidated financial statements we have reduced our previously reported directory publishing services revenue by $78 million and $57 million for the years ended December 31, 2001 and 2000, respectively. These restatements also increased our pre-tax loss by $78 million and $31 million for the years ended December 31, 2001 and 2000, respectively.

        In addition, we restated our opening retained earnings balance as of January 1, 2000 to recognize the effect of restating directory publishing services revenues and expenses for the year ended December 31, 1999 to the deferral and amortization method. The cumulative adjustment to opening retained earnings on January 1, 2000 was $353 million, net of the income tax effect of $226 million.

        As discussed in Note 8—Assets Held for Sale including Discontinued Operations and Note 21—Subsequent Events, our directory publishing business has been sold and is reported as a discontinued

operation in these consolidated financial statements. The impact of the restatement adjustments discussed above is included in income from discontinued operations in the consolidated statements of operations.

Termination fees

        In 2001, we recognized revenue related to contractual termination fees that were assessed to several customers. At or about the same time, we entered into new arrangements with these customers to provide services in the future. In connection with our internal analysis, we have determined that the revenues recognized in these instances should have been deferred and recognized as revenue ratably over the term of the new arrangements.

        In our restated consolidated financial statements, we have reduced our previously reported revenue and increased our pre-tax net loss by $75 million and $50 million for the years ended December 31, 2001 and 2000, respectively.

Wireless revenue

        In our previously issued consolidated financial statements, we erroneously recognized revenue associated with products that were given away through promotions in our wireless business. We also erroneously recognized excess revenue as a result of not reconciling or adjusting our estimates of unbilled and deferred service revenues.

        In our restated consolidated financial statements, we have reduced our previously reported wireless revenues and increased our pre-tax loss by $46 million and $57 million for the years ended December 31, 2001 and 2000, respectively.

Customer premise equipment ("CPE") revenue

        In 2001, we recorded revenue and related costs for certain sales of CPE based upon the project's scheduled completion date, instead of the actual date of completion of the project. As part of our restatement, we have corrected these errors and have recognized revenue and costs in the periods in which all revenue recognition criteria were met. In our restated consolidated financial statements, we have reduced our previously reported revenues by $31 million and increased our pre-tax loss by $6 million for the year ended December 31, 2001.

Balance sheet reconciliations

        During our internal analysis, we were unable to support the balances of certain asset and liability accounts through the reconciliation process that we performed. As a result, we have adjusted certain balance sheet accounts resulting in an aggregate decrease in previously reported revenue of $29 million and $48 million for the years ended December 31, 2001 and 2000, respectively. The adjustments also increased our previously reported pre-tax loss by $145 million and $72 million for the years ended December 31, 2001 and 2000, respectively.

Installation fees

        In 2001 and 2000, we recognized revenue for certain up-front fees charged to customers in connection with special plant construction or relocation. These fees were recognized as revenue in full at the time the construction or relocation was completed. Under SAB No. 101, these fees should have been initially deferred and recognized over the estimated life of the customer relationship.

        In our restated consolidated financial statements, we have increased our previously reported revenues by $19 million and decreased previously reported revenues by $90 million for the years ended December 31, 2001 and 2000, respectively, resulting in a decrease in our pre-tax loss for 2001 and an increase in our pre-tax loss for 2000 of corresponding amounts. In addition, as a result of this change, our restated net loss for the year ended December 31, 2000 includes a $41 million charge, net of the income tax effect of $26 million, presented as the cumulative effect of change in accounting principle resulting from the adoption of SAB No. 101.

Purchase accounting

        As described more fully in Note 4—Merger, we found several errors in the application of purchase accounting for the June 30, 2000 Merger and have recorded adjustments to correct those errors in our restated consolidated financial statements. Additional adjustments to the results of our operations subsequent to the Merger in 2000 and 2001 were also required as a result of adjustments to the post-Merger opening balances. Those adjustments that had a significant impact on our post-Merger operating results are described in the following paragraphs.

        Intangible assets.    We recorded restatement adjustments to the amounts allocated to the customer lists and technology-in-place intangible assets acquired in the Merger. We also revised the estimated lives that had been originally assigned to these assets. These changes resulted in adjustments to the amortization of those assets. The effect of the adjustments to intangible assets was a reduction of amortization expense of $31 million and $15 million in 2001 and 2000, respectively.

        Tangible assets.    As a result of restatement adjustments to increase the amount allocated to property, plant and equipment, adjustments were required to increase depreciation expense by $86 million and $40 million in 2001 and 2000, respectively.

        Investments.    As a result of restatement adjustments to increase the amount allocated to investments, adjustments to subsequent write-downs and gains and losses on sales of investments were required. As a result of the adjustments to investments, we recorded adjustments to increase the loss on sale of investments and other investment write-downs by $27 million in 2001 and to reduce the gain by $71 million in 2000.

        Liabilities.    As a result of restatement adjustments that reduced the amounts allocated to certain liabilities primarily related to amounts that we inappropriately accounted for as unfavorable contracts at the Merger date, related adjustments were required to correct our consolidated statements of operations in periods subsequent to the Merger. These adjustments to liabilities increased operating expenses by $249 million and $155 million in 2001 and 2000, respectively.

        Goodwill.    The amount allocated to goodwill was affected as a result of each of the purchase accounting allocation adjustments discussed in the paragraphs above. Goodwill also was affected as a result of an adjustment that increased the amount of consideration paid in the Merger. The net of these adjustments was an increase of $1.634 billion in the amount allocated to goodwill. These adjustments necessitated an adjustment to goodwill amortization. As part of our internal analysis, we corrected the timing of certain previously recorded amortization adjustments. The result of these changes was a net increase in goodwill amortization expense of $16 million and $12 million in 2001 and 2000, respectively.

Restructuring accrual

        In our previously issued consolidated financial statements we recorded restructuring expenses in the fourth quarter of 2001 in connection with our permanent abandonment of certain leased real estate facilities. We have determined that we misinterpreted applicable accounting guidance, including EITF Issue No. 94-3, SAB No. 100, "Restructuring Charges," and EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination," as they relate to leased facilities and excluded certain items that should have been included in the restructuring charges. As a result, we have increased our previously reported pre-tax loss by $240 million for the year ended December 31, 2001.

Third-party telecommunications costs

        During 2001, we received and paid for services from third-party telecommunications providers but did not properly record the cost associated with such services in our cost of sales. As a result, we have increased our pre-tax loss by $164 million in the year ended December 31, 2001.

Deferred commissions

        In 2001, we erroneously began to defer certain commissions paid to internal and external agents related to contract sales to business customers and amortize over the average term of the related contracts. As a result, in our restated consolidated financial statements we have increased our previously reported pre-tax loss by $160 million in the year ended December 31, 2001.

KPNQwest valuation

        In our original December 31, 2001 assessment of the carrying value of our investment in KPNQwest, we concluded that an other-than-temporary decline in value had not occurred as of December 31, 2001. We, therefore, did not adjust the carrying value of our investment at that date. In our internal analysis, we reconsidered the information that was available at the time we originally issued our 2001 consolidated financial statements and determined that our prior assessment did not fully recognize the impact of certain restrictions on our ability to receive market value for our shares. Applying those factors, we determined the estimated fair value of the KPNQwest investment had remained below its carrying value for an extended period of time, indicating that there had been an other-than-temporary decline in value. Accordingly, we have recorded an adjustment in our restated consolidated financial statements to write-down the value of the KPNQwest investment by $156 million to reflect its estimated fair value of $1.15 billion at December 31, 2001. This resulted in an increase of $156 million to our pre-tax loss for the year ended December 31, 2001. See further discussion in Note 10—Investments.

Equipment write-offs

        Included in our previously issued 2001 consolidated financial statements was certain capitalized equipment with a carrying value of $142 million. During our internal analysis we determined that this cost should have been expensed during 2001 and 2000. Accordingly, we have increased our previously reported pre-tax loss by $111 million and $31 million for the years ended December 31, 2001 and 2000, respectively.

Network labor costs

        In 2000, we began capitalizing certain labor costs that were associated with designing, deploying and testing facilities. During our internal analysis, we determined that certain of these costs should have been expensed as incurred. As a result, in our restated consolidated financial statements we have recorded adjustments to increase operating expenses and decrease net property, plant and equipment by $84 million and $100 million for the years ended December 31, 2001 and 2000, respectively.

Compensated absences

        During 2001 and 2000, we recorded entries that reduced our liabilities for compensated absences associated with non-management employees. We have since determined that these adjustments were not in compliance with SFAS No. 43, "Accounting for Compensated Absences." As a result, we have increased our previously reported pre-tax loss by $73 million and $14 million for the years ended December 31, 2001 and 2000, respectively.

Out-of-period expenses

        We recorded certain charges in 2001 and 2000 as expenses for contractual sponsorships, service contracts, fines and other costs. We have since determined that we recorded these charges in the wrong period. As a result, in our restated consolidated financial statements, we have decreased our previously reported pre-tax loss by $64 million in 2001 and increased our previously reported loss by $70 million in 2000.

Cost of removal

        In 2001, we recorded costs associated with the reconditioning of certain cable lines against the cost of removal reserve. This reserve is a component of accumulated depreciation that was established specifically for costs of removal related to portions of our telecommunications network. During our internal analysis, we determined that these reconditioning costs were not costs of removal and should not have been recorded against the reserve in accumulated depreciation. As a result, in our restated consolidated financial statements we have increased our previously reported pre-tax loss by $40 million for the year ended December 31, 2001.

Stock compensation

        During 2001 and 2000, the terms of certain outstanding stock options were modified to allow the extension of the exercise period upon the employee's separation from the Company. In our previously issued consolidated financial statements, we did not record compensation expense in connection with these modifications or with regard to certain other awards where the fair value of the underlying stock at the measurement date was greater than the strike price of the award. As part of our internal analysis, we determined that compensation expense should have been recorded for these matters in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and FIN No. 44, "Accounting for Certain Transactions involving Stock Compensation" (an interpretation of APB Opinion No. 25). As a result, in our restated consolidated financial statements we have increased our previously reported pre-tax loss by $28 million and $109 million for the years ended December 31, 2001 and 2000, respectively.

Investment in Qwest Digital Media

        We account for our investment in Qwest Digital Media ("QDM") under the equity method of accounting. An error was made in calculating our share of the QDM loss in 2000. In our previously issued consolidated financial statements, this error was identified and corrected in our 2001 reported results. In our restated consolidated financial statements we have recorded an adjustment to make the correction in the appropriate year. Accordingly, we have decreased our previously reported pre-tax loss by $27 million in 2001 and increased our previously reported pre-tax loss by $27 million in 2000.

Curtailment gain

        During the third quarter of 2000, and in conjunction with the Merger, we changed certain post-retirement benefits as discussed in Note 14—Employee Benefits. The reduction in the accumulated post-retirement benefit obligation was originally accounted for as a plan curtailment, resulting in a one-time gain in our previously issued consolidated financial statements. Based on our internal analysis, and in consideration of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") and the FASB Staff Implementation Guide for SFAS No. 106, we determined that the elimination of benefits should have been recorded as a negative plan amendment. Negative plan amendments are amortized as a reduction of benefit expense over the expected remaining service period or life expectancy of the participants, as appropriate, or approximately seven years in our case. As a result, in our restated consolidated financial statements we have decreased our previously reported pre-tax loss by $16 million in 2001 and increased our previously reported pre-tax loss by $106 million in 2000.

Other

        We reduced our previously reported revenue by $113 million and $65 million and increased our pre-tax loss by $398 million and $54 million for the years ended December 31, 2001 and 2000, respectively, for other errors discovered as a result of our internal analysis. These adjustments have been aggregated in this presentation. The individual adjustments ranged from $100,000 to $27 million for revenues and from $100,000 to $34 million for pre-tax loss in the periods presented and had an average impact of $7 million, to each of revenues and pre-tax loss.

Balance sheet impacts

        In addition to the effects on our 2001 and 2000 consolidated statements of operations discussed above, the restatement affected our consolidated balance sheets as of December 31, 2001 and 2000 and our opening retained earnings as of January 1, 2000. The following tables set forth the effects of our restatement adjustments on our condensed 2001 and 2000 consolidated balance sheets:

	Previously Reported	Adjustments for Discontinued Operations	Increase/ (Decrease)	As Restated
	(Dollars in millions)
As of December 31, 2001:
Assets:
Total current assets	$5,757	$—	$(1,019)	$4,738
Property, plant and equipment, net	29,977	(220)	(278)	29,479
Goodwill and other intangible assets, net	34,523	—	101	34,624
Other assets	3,524	220	(419)	3,325

Total assets	$73,781	$—	$(1,615)	$72,166

Liabilities and stockholders' equity:
Total current liabilities	$9,989	$—	$234	$10,223
Long-term borrowings	20,197	—	33	20,230
Deferred income taxes and other liabilities	6,940	—	(656)	6,284

Total liabilities	37,126	—	(389)	36,737
Share repurchase commitment	—	—	16	16
Total stockholders' equity	36,655	—	(1,242)	35,413

Total liabilities and stockholders' equity	$73,781	$—	$(1,615)	$72,166

	Previously Reported	Adjustments for Discontinued Operations	Increase/ (Decrease)	As Restated
	(Dollars in millions)
As of December 31, 2000:
Assets:
Total current assets	$5,199	$—	$(467)	$4,732
Property, plant and equipment, net	25,760	(212)	438	25,986
Goodwill and other intangible assets, net	32,327	—	(311)	32,016
Other assets	10,215	212	(345)	10,082

Total assets	$73,501	$—	$(685)	$72,816

Liabilities and stockholders' equity:
Total current liabilities	$9,676	$—	$20	$9,696
Long-term borrowings	15,421	—	120	15,541
Deferred income taxes and other liabilities	7,100	—	(1,088)	6,012

Total liabilities	32,197	—	(948)	31,249
Share repurchase commitment	—	—	—	—
Total stockholders' equity	41,304	—	263	41,567

Total liabilities and stockholders' equity	$73,501	$—	$(685)	$72,816

        Stockholders' equity has been restated for items other than the adjustments to net loss discussed in the summary of restatement items section above. Among other restatements, it has also been restated for adjustments to purchase accounting, as discussed in Note 4—Merger, and for an adjustment to recognize an obligation to repurchase stock from BellSouth, as discussed in Note 16—Stockholders' Equity. A reconciliation of stockholders' equity between "Previously Reported" and "As Restated" is as follows:

	December 31,
	2001	2000
	(Dollars in millions)
Stockholders' equity, as previously reported	$36,655	$41,304
Cumulative effect of restatement adjustments on net loss	(2,536)	(956)
Dex adjustment to opening retained earnings	(353)	(353)
Adjustment to purchase price of Merger for stock options (Note 4—Merger)	1,438	1,438
Cumulative stock compensation adjustments (Note 3—Restatement of Results)	137	109
BellSouth share repurchase obligation (Note 16—Stockholders' Equity)	(16)	—
BellSouth sales discount amortization (Note 16—Stockholders' Equity)	38	—
Rabbi trust share repurchase (Note 16—Stockholders' Equity)	—	(38)
Other comprehensive income	(27)	(42)
Other stock-based expenses (Note 16—Stockholders' Equity)	35	48
Purchase accounting adjustments (Note 4—Merger)	33	11
Other consolidation and reconciliation adjustments	9	46

Stockholders' equity, as restated	$35,413	$41,567

Note 4: Merger

        On June 30, 2000, Qwest completed its acquisition of U S WEST. U S WEST was deemed the accounting acquirer and its historical financial statements, including those of its wholly owned subsidiaries, have been carried forward as those of the combined company. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares). In addition, all outstanding U S WEST stock options were converted into options to acquire Qwest common stock. All share and per share amounts presented for 2000 have been restated to give retroactive effect to the exchange ratio.

        The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest (prior to the Merger "pre-Merger Qwest") the acquired entity. The total value of the consideration has been allocated to the tangible and identifiable intangible assets and liabilities of pre-Merger Qwest. As disclosed in our previously issued consolidated financial statements, a preliminary allocation of the purchase price was made at June 30, 2000 to certain identified tangible and intangible assets and liabilities based upon information available to management at that date. During the second quarter of 2001, we finalized the original allocation of the purchase price to the acquired net assets of pre-Merger Qwest. In connection with our internal analysis of our previously issued consolidated financial statements (see Note 3—Restatement of Results), we found several errors related to the amount of the purchase price itself, the preliminary purchase price allocation and the adjustments to the preliminary allocation to finalize it. The purchase price allocation and related adjustments are summarized in the table below.

	Previously Reported			As Restated
	Preliminary Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation	Restatement Adjustments	Purchase Price Allocation, As restated
	(Dollars in millions)
Identified intangible assets	$4,100	$—	$4,100	$(1,853)	$2,247
Investment in KPNQwest, N.V	7,935	(3,180)	4,755	—	4,755
Tangible assets	7,868	(38)	7,830	841	8,671
Liabilities	(7,135)	575	(6,560)	587	(5,973)
Deferred income taxes	(671)	(208)	(879)	229	(650)
Goodwill	27,923	2,851	30,774	1,634	32,408

Purchase price	$40,020	$—	$40,020	$1,438	$41,458

        Purchase price.    Our original determination of the preliminary purchase price of $40.020 billion reflected 772 million shares of our stock with a fair market value of $38.616 billion and outstanding stock options with an estimated fair value of $1.404 billion. In connection with our internal analysis, we determined that the previously reported fair value of outstanding stock options omitted certain outstanding warrants and stock options (principally unvested employee stock options) and reflected certain inappropriate valuation assumptions. Our restated consolidated financial statements include adjustments totaling $1.438 billion, which increases the total purchase price to $41.458 billion.

        Intangible assets.    In our original purchase price allocation, we identified a number of intangible assets including: (a) customer lists with a value ascribed of $1.200 billion, (b) technology-in-place with a value ascribed of $2.200 billion, (c) trademarks with a value ascribed of $600 million and (d) an established workforce with a value ascribed of $100 million. In connection with our internal analysis, we reevaluated the value assigned to each of these acquired identifiable intangible assets and concluded that the amounts allocated to customer lists and technology-in-place did not represent their fair values at the date of the Merger. Our reevaluation of the fair values of these intangible assets was done using information that was available at the time the original purchase price allocation was finalized. As a result, we have recorded adjustments to the amounts allocated to customer lists and technology-in-place in our restated consolidated financial statements. These adjustments resulted in a $347 million increase in the value ascribed to customer lists and a decrease in the value ascribed to technology-in-place at the acquisition date of approximately $2.2 billion. We also determined, in connection with our internal analysis, that the previously selected estimated life of ten years for customer lists was not reasonable under the circumstances and thus, was changed to five years. Accordingly, in our restated consolidated financial statements we have decreased amortization expense by $31 million and $15 million for the years ended December 31, 2001 and 2000, respectively, to reflect the fair value adjustments and the change in estimated life.

        Investment in KPNQwest, N.V.    Pre-Merger Qwest's investment in KPNQwest had a book value of approximately $552 million. On June 30, 2000, our preliminary estimate of the value of the investment in KPNQwest was $7.935 billion, which was based upon the closing price of $39.625 of KPNQwest's publicly traded Class C shares on that date. The Class C shares comprised approximately 11% of the equity ownership of KPNQwest. Our ownership interest in KPNQwest was held in Class B shares, which, as of the acquisition date, were subject to restrictions on marketability through 2004. Because of the size of our ownership interest in KPNQwest and the fact that the shares we held were subject to a number of restrictions, the fair value of our investment was determined in June 2001 to be $4.755 billion. We then recorded an adjustment of $3.180 billion to reduce the amount of the purchase price allocated to our investment in KPNQwest. This adjustment also increased goodwill by a corresponding amount. This revised amount allocated to KPNQwest was not affected by our internal analysis or the restatement process. See discussion at Note 10—Investments.

        Tangible assets.    Pre-Merger Qwest had tangible assets with a book value of approximately $9.148 billion. Included in these assets were cash of $407 million, accounts receivable of $1.372 billion, other assets of $1.386 billion and property, plant and equipment of $5.983 billion, which consisted mainly of pre-Merger Qwest's fiber optic broadband network. In our original allocation of the purchase price, the book values of these assets were adjusted to our initial estimate of fair value. The most significant adjustment was to reduce the carrying value of the fiber optic broadband network by approximately $1.145 billion based on our initial estimate of replacement cost. We also reduced the carrying amounts of accounts receivable and other assets by a total of $135 million. In finalizing the purchase price in 2001, the value of the fiber optic broadband network was increased by $25 million and the value of the accounts receivable and other assets reduced by an additional $63 million.

        In connection with our internal analysis, we reevaluated the replacement cost of the fiber optic broadband network using information that was available at the time the original allocation was done and estimated that the replacement cost of the fiber optic broadband network at the Merger date was approximately $5.760 billion. As a result, we have adjusted the purchase price allocation in our restated consolidated financial statements to reflect a $897 million increase in the value of the acquired property, plant and equipment at June 30, 2000. In addition, as part of our internal analysis we also reduced the carrying value of accounts receivable and other assets by a total of $56 million.

        Liabilities.    Pre-Merger Qwest had debt with a book value of $4.560 billion and accounts payable and accrued liabilities with a book value of $1.459 billion. We made adjustments in the initial purchase price allocation to increase these liabilities by $1.116 billion, primarily to reflect the fair value of certain unfavorable contractual commitments that were inappropriately recognized at the date of the Merger. These liabilities were subsequently reduced by $575 million in 2001 in the course of finalizing our purchase price allocation. In connection with our internal analysis, we reconsidered the amounts determined as unfavorable contractual commitments and certain other accrued expenses. Our analysis indicated that credits and certain accrued expenses totaling $587 million established in connection with the Merger were not appropriate. Accordingly, in our restated consolidated financial statements we have reduced the amount attributed to unfavorable contract credits by $587 million.

        Deferred income taxes.    The $208 million adjustment made to deferred income taxes in finalizing the purchase price allocation resulted from adjustments to pre-Merger Qwest's tangible assets and liabilities. As a result of our internal analysis, the net deferred income tax liabilities recorded in the purchase price allocation have been reduced by $229 million to give effect to the expected future tax consequences resulting from the restatement adjustments to the values of the acquired assets and liabilities.

        Goodwill.    As a result of the finalization of the allocation of the purchase price in 2001, goodwill was adjusted. As part of our internal analysis as discussed above, we made adjustments to that final allocation. The aggregate impact of the restatement adjustments on goodwill was $1.634 billion.

        The final restated allocation of the purchase price resulted in goodwill of $32.408 billion. Adjustments were also made to amortize this goodwill on a straight-line basis over a 40-year life. Amortization was recorded through December 31, 2001. Beginning January 1, 2002, in accordance with the adoption of SFAS No. 142, we ceased amortization of goodwill and other intangible assets with indefinite lives. See discussion at Note 7—Goodwill and Other Intangible Assets.

Note 5: Accounts Receivable

        The following table presents a breakdown of our accounts receivable balances:

	December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Trade receivables	$2,133	$2,572	$2,146
Earned and unbilled receivables	353	376	414
Purchased receivables	104	148	213
Other	95	212	697

Total accounts receivable	2,685	3,308	3,470
Less: Allowance for bad debts	(360)	(402)	(305)

Accounts receivable—net	$2,325	$2,906	$3,165

        The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. We are exposed to concentrations of credit risk from customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

        We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase these accounts receivable from the other telecommunications service providers on a full-recourse basis and include these amounts in our accounts receivable balance. Purchased receivables included in our accounts receivable balances were $104 million, $148 million and $213 million at December 31, 2002, 2001 and 2000, respectively. We have not experienced any significant losses under the recourse provisions related to these purchased receivables.

        In addition, we also have billing and collection arrangements with other telecommunications service providers for certain services we provide to our customers outside our local service area. While these amounts are billed by the other telecommunications service providers on our behalf, we continue to include the receivables in our accounts receivable balances due to the full-recourse provisions of the billing and collection agreements.

Note 6: Property, Plant and Equipment

        The components of property, plant and equipment are as follows:

		December 31,
	Depreciable Lives
		2002	2001	2000
			(As restated, see Note 3)
		(Dollars in millions)
Land		$116	$105	$103
Buildings	30-38 years	3,524	4,706	3,269
Communications equipment	2-25 years	18,948	21,941	17,491
Other network equipment	8-57 years	18,635	22,941	20,603
General purpose computers and other	3-11 years	3,007	3,530	3,554
Construction in progress	—	350	1,214	3,380

		44,580	54,437	48,400
Less: accumulated depreciation		(25,585)	(24,958)	(22,414)

Property, plant and equipment—net		$18,995	$29,479	$25,986

Asset impairments

        A summary of asset impairments recognized is as follows:

	Year ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Impairment of property, plant and equipment	$10,493	$—	$—
Facilities and other projects	—	134	—
Other real estate assets	28	—	—
Impairment due to Merger	—	16	35
Special purpose access lines	—	—	191
Capitalized software due to restructuring activities (Note 7—Goodwill and Other Intangible Assets)	4	68	—
Capitalized software due to Merger (Note 7—Goodwill and Other Intangible Assets)	—	33	114

Total asset impairments	$10,525	$251	$340

        Effective June 30, 2002, pursuant to SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144 we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows as follows: traditional telephone network, national fiber optic broadband network, international fiber optic broadband network, wireless network, web hosting and Application Service Provider ("ASP"), assets held for sale and out-of-region Digital Subscriber Line ("DSL"). Based on the gross undiscounted cash flow projections, we determined that all of our asset groups, except our traditional telephone network, were impaired at June 30, 2002. For those asset groups that were impaired, we then estimated the fair value using a variety of techniques, which are presented in the table below. For those asset groups that were impaired, we determined that the fair values were less than our carrying amount by

$10.613 billion in the aggregate of which $120 million has been reclassified to income from and gain on sale of discontinued operations for certain web hosting centers in our consolidated statements of operations at December 31, 2002.

Asset Group	Impairment Charge	Fair Value Methodology
	(Dollars in millions)
National fiber optic broadband network	$8,505	Discounted cash flows
International fiber optic broadband network	685	Comparable market data
Wireless network	825	Comparable market data and discounted cash flows
Web hosting and ASP assets	88	Comparable market data
Assets held for sale	348	Comparable market data
Out-of-region DSL	42	Discounted cash flows

Total impairment charges	$10,493

        Calculating the estimated fair value of the asset groups as listed above involves significant judgments and a variety of assumptions. For calculating fair value based on discounted cash flows, we forecasted future operating results and future cash flows, which included long-term forecasts of revenue growth, gross margins and capital expenditures. We also used a discount rate based on an estimate of the weighted average cost of capital for the specific asset groups. Comparable market data was obtained by reviewing recent sales of similar asset types in third-party market transactions.

        A brief description of the underlying business purpose of each of the asset groups that were impaired as a result of our analysis as of June 30, 2002 is as follows:

  •
  Our national fiber optic broadband network ("National Network") provides long-distance voice services, data and Internet services, and wholesale services to business, residential and wholesale customers outside of our local service area.

  •
  Our international fiber optic broadband network ("International Network") provides the same services to the same types of customers, only outside of the United States.

  •
  Our wireless network provides Personal Communications Service ("PCS") in select markets in our local service area.

  •
  Our web hosting and ASP assets provide business customers shared and dedicated hosting on our servers as well as application hosting services to help design and manage customers' websites and hosting applications.

  •
  Assets held for sale primarily consist of excess network supplies. See Note 8—Assets Held for Sale including Discontinued Operations for further information.

  •
  Our out-of-region DSL assets provide DSL service to customers outside our local service area.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $1.9 billion in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments will reduce our annual depreciation and amortization expense by approximately $1.3 billion, effective July 1, 2002.

Other asset impairments

        In 2002, we recorded other asset impairment charges of $28 million associated with the write-down of other real estate assets that were held for sale.

        As part of our restructuring activities in 2001, we reviewed our existing construction projects. As a result of this review, we recorded an asset impairment charge of $134 million for the abandonment of web hosting centers and other internal use construction projects.

        Subsequent to the Merger, we reevaluated all of our assets for potential impairment and, in certain instances, we concluded that the fair value of some of our assets were below their carrying value. As a result, we recorded impairment charges in 2001 and 2000 of $16 million and $35 million, respectively, writing off the full carrying value of certain internal use construction projects and equipment.

        Also, in connection with the Merger, we evaluated our dedicated special-purpose access lines that we lease to Competitive Local Exchange Carriers ("CLECs") for potential impairment. After considering the declining industry conditions and regulatory changes affecting CLECs in 2000, as well as the fact that these access lines had no alternative use and could not be sold or re-deployed, we concluded that sufficient net cash flows would not be generated to recover the carrying value of these assets. Therefore, we concluded that the fair value of these assets was minimal and we recorded an impairment charge of $191 million in our 2000 consolidated statement of operations.

Note 7: Goodwill and Other Intangible Assets

        A summary of the changes in the carrying amount of our goodwill during the year ended December 31, 2002 is as follows. All of the goodwill relates to our wireline segment.

(Dollars in millions)
Balance as of December 31, 2001 (as restated, see Notes 3 and 4)	$31,233
Reclassification of assembled workforce	50
Cumulative effect of adoption of SFAS No. 142	(22,800)
Goodwill impairment charges under SFAS No. 142	(8,483)

Balance as of December 31, 2002	$—

        The components of goodwill and other intangible assets are as follows:

				December 31,
		2002		2001		2000
	Life Prior to Adoption of SFAS No. 142	(Dollars in millions)
		Carrying Cost	Accumulated Amortization	Carrying Cost	Accumulated Amortization	Carrying Cost	Accumulated Amortization
				(As restated, see Note 3)
Intangibles with indefinite lives:
Goodwill	40 years	$—	$—	$32,408	$(1,175)	$29,338	$(378)
Other	3-40 years	146	—	817	(80)	801	(30)

Total intangibles with indefinite lives		146	—	33,225	(1,255)	30,139	(408)
Intangibles with finite lives:
Capitalized software	5 years	2,032	(577)	1,910	(341)	1,163	(272)
Customer lists and other	5 years	33	(22)	1,549	(464)	1,549	(155)

Total intangibles with finite lives		2,065	(599)	3,459	(805)	2,712	(427)

Total goodwill and intangible assets		$2,211	$(599)	$36,684	$(2,060)	$32,851	$(835)

        We recorded amortization expense of $579 million in 2002 for intangibles with finite lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization for each of the succeeding 5 years is as follows:

(Dollars in millions)
2003	$429
2004	400
2005	328
2006	226
2007	83

$1,466

Adoption of SFAS No. 142

        On January 1, 2002, we adopted SFAS No. 142, which requires companies to cease amortizing goodwill and intangible assets which have indefinite useful lives. SFAS No. 142 also requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption on January 1, 2002 and annually thereafter, or more often if events or circumstances warrant. Under SFAS No. 142, goodwill impairment may exist if the carrying value of the reporting unit to which it is allocated exceeds its estimated fair value.

        Based on the transition provisions of SFAS No. 142, we reclassified the $50 million net carrying value of our assembled workforce intangible asset, which was recognized in connection with the Merger, into goodwill effective January 1, 2002. The assembled workforce intangible asset no longer met the criteria for recognition as a separate intangible asset apart from goodwill. Amortization of goodwill, including the addition to goodwill from the reclassification of the assembled workforce intangible asset, ceased on January 1, 2002. We also ceased amortizing our intangible assets with indefinite lives, including trademarks, trade names and wireless spectrum licenses on January 1, 2002. Upon adoption of SFAS No. 142, we reviewed the useful lives of our amortizable intangible assets—primarily capitalized software and customer lists, and determined that after restatement, they remained appropriate. See Note 4—Merger, for further discussion regarding the revisions of the useful lives of our customer lists.

        In accordance with SFAS No. 142, we performed a transitional impairment test of goodwill and intangible assets with indefinite lives as of January 1, 2002. The first step of the transitional test of impairment was performed by comparing the fair value of our reporting units to the carrying values of the reporting units to which goodwill was assigned. Because we do not maintain balance sheets at the reporting unit level, we allocated all assets and liabilities to each of our reporting units based on various methodologies that included specific identification and allocations based primarily on revenues, voice grade equivalents (the amount of capacity required to carry one telephone call), and relative number of employees. Goodwill was allocated to reporting units based on the relative fair value of each reporting unit. We did not allocate any goodwill to our wireless and directory publishing reporting units because they were not expected to benefit significantly from the synergies of the Merger and are not considered sources of the goodwill which arose from the Merger.

        Upon implementation of SFAS No. 142, we identified 13 reporting units. Goodwill was allocated to four of these reporting units on a relative fair value basis. Reporting units that were non-revenue producing or that were not expected to benefit significantly from the synergies of the Merger were not allocated goodwill. In addition, insignificant reporting units were not allocated goodwill. As discussed in Note 18—Segment Information, operating segments were changed in the fourth quarter of 2002 after goodwill had already been reduced to zero through the impairments discussed in the following paragraphs.

        We estimated the implied fair value of goodwill for each reporting unit by subtracting the fair value of the reporting unit's assets, including any unrecognized intangibles, from the total fair value of the reporting unit. The excess was deemed the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the carrying amount of goodwill for the reporting unit. Based on this analysis, we recorded a charge for the cumulative effect of adopting SFAS No. 142 of $22.8 billion on January 1, 2002. This charge related to the reporting units in the table below:

Reporting Unit	Impairment Charge
(Dollars in millions)
Global	$5,151
National	2,147
Consumer	4,856
Wholesale	10,646

Total	$22,800

        Changes in market conditions, downward revisions to our projections of future operating results, and other factors indicated that the carrying value of the remaining goodwill should be evaluated for impairment as of June 30, 2002. Based on the results of that impairment analysis, we determined that the remaining goodwill balance of $8.483 billion was impaired and we recorded an impairment charge on June 30, 2002 to write-off the remaining balance. In accordance with SFAS No. 142, we will continue to perform impairment tests on the remaining indefinite-lived intangible assets on an annual basis, or more often if events or changes in circumstances indicate the assets may be impaired.

        The following table adjusts loss from continuing operations, net loss and the related per share amounts in 2001 and 2000 to exclude amortization, net of any related tax effects, of goodwill and indefinite lived intangible assets.

	Year ended December 31,
	2001	2000
	(As restated, see Notes 3 and 4) (Dollars in millions, except per share amounts)
Reported loss from continuing operations	$(6,138)	$(1,442)
Amortization associated with goodwill	797	378
Amortization associated with excess basis in investment in KPNQwest	205	92
Amortization associated with trade name	9	5
Amortization associated with assembled workforce	20	10
Amortization associated with wireless spectrum licenses	1	1

Total amortization associated with intangible assets with indefinite lives	1,032	486

Adjusted loss from continuing operations	$(5,106)	$(956)

Reported net loss	$(5,603)	$(1,037)
Amortization associated with goodwill	797	378
Amortization associated with excess basis in investment in KPNQwest	205	92
Amortization associated with trade name	9	5
Amortization associated with assembled workforce	20	10
Amortization associated with wireless spectrum licenses	1	1

Total amortization associated with intangible assets with indefinite lives	1,032	486

Adjusted net loss	$(4,571)	$(551)

Basic and diluted loss per share:
Reported loss from continuing operations per share	$(3.69)	$(1.13)
Amortization associated with goodwill	0.48	0.30
Amortization associated with excess basis in investment in KPNQwest	0.12	0.07
Amortization associated with trade name	0.01	—
Amortization associated with assembled workforce	0.01	0.01
Amortization associated with wireless spectrum licenses	—	—

Total amortization associated with intangible assets with indefinite lives	0.62	0.38

Adjusted loss from continuing operations per share	$(3.07)	$(0.75)

Reported net loss per share	$(3.37)	$(0.82)
Amortization associated with goodwill	0.48	0.30
Amortization associated with excess basis in investment in KPNQwest	0.12	0.07
Amortization associated with trade name	0.01	—
Amortization associated with assembled workforce	0.01	0.01
Amortization associated with wireless spectrum licenses	—	—

Total amortization associated with intangible assets with indefinite lives	0.62	0.38

Adjusted net loss per share	$(2.75)	$(0.44)

Other intangible information

        In June 2002, pursuant to SFAS No. 144 as discussed in Note 6—Property, Plant and Equipment, we recorded an asset impairment charge to other intangible assets with finite lives. These included impairments related to capitalized computer software of $411 million and our customer lists of $812 million.

        We also recorded asset impairment charges of $4 million and $68 million in 2002 and 2001, respectively, related to internal software projects that we terminated, including customer database system projects.

        Following the Merger, we reviewed all internal use software projects in process, and determined that certain projects should no longer be pursued. Because the projects were incomplete and abandoned, the fair value of such software was determined to be zero. Capitalized software costs of $33 million and $114 million were written off in 2001 and 2000, respectively, and reported as asset impairment charges on our consolidated statements of operations at the time they were abandoned. The abandoned projects primarily included a significant billing system replacement.

        In 2002, realization of a $396 million tax benefit ($647 million on a pre-tax basis) became probable as a result of the completion of the first phase of the sale of our directory publishing business. The tax benefit existed at the time of the Merger, but was not recognized in the purchase because at that time it was not apparent that the temporary difference would be realized in the foreseeable future. In 2002, in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), we recorded the tax benefit, on a pre-tax basis, as a $555 million reduction to our trade name intangible asset and as a $92 million reduction to our customer lists intangible asset. The credits were applied to these two non-current intangible assets because these assets were created in connection with the original purchase price allocation.

Note 8: Assets Held for Sale including Discontinued Operations

        The following table presents the summarized results of operations for each of the years in the three-year period ended December 31, 2002 related to our discontinued operations. These results primarily relate to our directory publishing business. Other discontinued operations represent immaterial operations.

	Years ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Revenue	$1,535	$1,628	$1,517
Costs and Expenses:
Cost of services	502	581	585
Selling, general and administrative	399	176	168
Depreciation and amortization	29	32	35

Income from operations	605	839	729
Gain on sale of directory publishing business	2,615	—	—
Other income (expense)	(26)	(5)	(1)

Income before income taxes	3,194	834	728
Income tax provision	1,237	323	282

Income from and gain on sale of discontinued operations	$1,957	$511	$446

        The following table presents the condensed balance sheets related to our discontinued operations, primarily our directory publishing business, as of December 31, 2002, 2001 and 2000. All other assets held for sale are included in our wireline segment.

	December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Current assets held for sale	$263	$426	$433
Property, plant and equipment, net*	72	220	212
Other assets*	26	31	5

Total assets held for sale	$361	$677	$650

Current portion of liabilities associated with discontinued operations	$248	$336	$332
Other long-term liabilities*	50	35	57

Total liabilities associated with discontinued operations	$298	$371	$389

* Property, plant and equipment and other assets for 2001 and 2000 represent the non-current portion of assets held for sale and are presented in other assets for those periods respectively. Other long-term liabilities for 2001 and 2000 represent the long-term portion of liabilities associated with discontinued operations and are presented in other long-term liabilities for those periods respectively.

Discontinued directory publishing business

        During the second quarter of 2002, we began actively pursuing the sale of our directory publishing business. On November 8, 2002, we completed the first stage of the sale of our directory publishing business to a new entity formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (the "Buyer") (the "Dex Sale"). The sales price for the first stage of the Dex Sale, which involved the sale of Dex operations in the states of Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (the "Dex East business") was $2.75 billion (subject to adjustments related to changes in the working capital of the Dex East Business) and was paid in cash. We recognized a gain of $1.6 billion (net of $1.0 billion in taxes) on the sale of the Dex East business.

        The sale of our directory publishing business in the remaining states of Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the "Dex West business") was completed in September 2003. We received approximately $4.3 billion in gross sale proceeds (subject to adjustments relating to changes in the working capital of the Dex West business) related to the sale.

        Concurrent with the closing of the sale of the Dex East business, we entered into an advertising and telecommunications commitment agreement with the Buyer. Pursuant to that agreement, we agreed to purchase from the Buyer at least $20 million annually worth of advertising, at fair value, for 15 years and the Buyer agreed to exclusively purchase from us those telecommunication services that it uses from time to time during this same period, at market based rates, subject to availability.

Other assets held for sale

        Prior to and during 2000, U S WEST agreed to sell approximately 800,000 access lines to third-party telecommunications services providers, including approximately 570,000 access lines in nine states to Citizens Communications Company ("Citizens"). Because these access lines were "held for sale", U S WEST discontinued recognizing depreciation expense on the related assets and carried them at the lower of their cost or fair value, less estimated cost to sell. These access lines are part of our wireline segment.

        On July 20, 2001, we terminated the agreement with Citizens under which the majority of the remaining access lines in eight states were to have been sold and ceased actively marketing the remaining access lines. As a result, the remaining access lines and related assets were reclassified to "held for use" as of June 30, 2001. In connection with the change in use and this reclassification; the access lines and related assets were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their fair value at June 30, 2001. This resulted in a charge to depreciation in 2001 of $222 million to "catch up" the depreciation on these access lines and related assets for the period they were classified as held for sale. The required adjustments to the carrying value of the individual access lines and related assets were included in our 2001 consolidated statement of operations.

        In 2001, we sold approximately 41,000 access lines in Utah and Arizona resulting in $94 million in proceeds and a gain of $51 million. In 2000, we completed the sale of approximately 20,000 access lines in North Dakota and South Dakota resulting in a gain of $28 million. In addition, we recorded a net loss of $39 million relating to the sale of other non-strategic fixed assets.

Excess network supplies held for sale

        We periodically review our network supplies against our usage requirements to identify potential excess supplies for disposal. During the second quarter of 2002, we identified $359 million of excess supplies and engaged a third-party broker to conduct a sale of those assets. An impairment charge of $348 million was recorded on June 30, 2002 to reduce the carrying amount of the supplies to their estimated fair value less cost to sell of $17 million. Fair value was based upon market values of similar equipment. The impairment charge of $348 million is included in asset impairment charges in our 2002 consolidated statement of operations. In the fourth quarter of 2002, we identified additional excess inventory that had previously been impaired as part of the impairment of the national fiber optic broadband network. Additional excess inventory was written down by $16 million in the fourth quarter of 2002. This write-down is included in selling, general and administrative in our 2002 consolidated statement of operations.

Note 9: Optical Capacity Transactions

        As previously disclosed, we have transferred optical capacity assets on our network to other telecommunications services providers. These arrangements are typically structured as indefeasible rights of use, or IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified period of time, usually 20 years or more. Revenues from these transactions are recognized ratably over the term of the agreements. After our restatement (see Note 3—Restatement of Results), we have recognized revenue on a ratable basis of $22 million, $21 million and $1 million for the years ended December 31, 2002, 2001 and 2000, respectively, related to these restated transactions. The cash receipts are included in cash from operating activities in our consolidated statements of cash flows.

        We have also entered into agreements to purchase optical capacity assets and network facilities from other telecommunications services providers. These purchases allowed us to expand our fiber optic broadband network both domestically and internationally.

Note 10: Investments

        The following table summarizes the carrying value of our investments as of December 31, 2002, 2001 and 2000:

	December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Investments accounted for under the equity method of accounting	$—	$1,161	$7,916
Publicly traded marketable securities	1	43	87
Investments in private companies	22	29	144

Total investments	$23	$1,233	$8,147

Equity method investments

        As discussed in Note 2—Summary of Significant Accounting Policies, investments where we exercise significant influence but do not control the investee are accounted for under the equity method of accounting. Under the equity method, investments are stated at initial cost and are adjusted for contributions, distributions, our share of the investee's income or losses as well as impairment write-downs for other-than-temporary declines in value. The following table summarizes the changes in our investments that were accounted for using the equity method of accounting:

	KPNQwest	Qwest Digital Media	Total
	(Dollars in millions)
Balance as of December 31, 1999 (unaudited)	$—	$—	$—
Investments acquired in Merger—pre-Merger Qwest's book value	552	133	685
Preliminary purchase price allocation to increase investments to estimated fair value	7,383	—	7,383
Amortization of excess basis	(92)	—	(92)
Equity share of loss(1)	(33)	(36)	(69)
Capital contributions	—	16	16
Currency translation adjustment	(7)	—	(7)

Balance as of December 31, 2000 (as restated, see Note 3)	7,803	113	7,916
Equity share of loss	(96)	(20)	(116)
Purchase price allocation adjustment	(3,180)	—	(3,180)
Impairment charges	(3,204)	(9)	(3,213)
Capital contributions	65	12	77
Forgiveness of promissory note	—	(85)	(85)
Amortization of excess basis	(205)	—	(205)
Currency translation adjustment	(33)	—	(33)

Balance as of December 31, 2001 (as restated, see Note 3)	1,150	11	1,161
Equity share of loss	(131)	(14)	(145)
Impairment charges	(1,059)	(2)	(1,061)
Capital contributions	—	5	5
Currency translation adjustment	40	—	40

Balance as of December 31, 2002	$—	$—	$—

(1)
Represents the equity losses recognized for the period following the Merger on June 30, 2000.

        Investment in KPNQwest.    In April 1999, pre-Merger Qwest and KPN Telecom B.V. ("KPN") formed KPNQwest, a joint venture, to create a pan-European Internet Protocol ("IP")-based fiber optic broadband network, linked to Qwest's network in North America, for data and multimedia services. Qwest and KPN each initially owned 50% of KPNQwest. In November 1999, KPNQwest consummated an initial public offering ("KPNQwest's IPO") in which 50.6 million shares of common stock were issued to the public generating approximately $1.0 billion in proceeds. As a result of KPNQwest's IPO, the public owned approximately 11% of KPNQwest's shares, and the remainder were owned equally by Qwest and KPN. Originally, contractual provisions restricted our ability to sell or transfer any of our shares through 2004. In November 2001, we purchased approximately 14 million additional shares, and Anschutz Company (our largest stockholder) purchased approximately six million shares, of KPNQwest common stock from KPN for $4.58 per share. Anschutz Company's purchase was at our request and with the approval of the disinterested members of our Board of Directors. After giving effect to this transaction, Qwest held approximately 47.5% of KPNQwest's outstanding shares. In connection with this transaction, the restrictions on our ability to transfer shares were removed. Because we have never had the ability to designate a majority of the members of the supervisory board or to vote a majority of the voting securities, we have accounted for our investment in KPNQwest using the equity method of accounting for all periods presented.

        As discussed in Note 4—Merger, in connection with the allocation of the purchase price, we assigned a preliminary value of $7.935 billion to our investment in KPNQwest at June 30, 2000. Prior to the Merger, Qwest's investment in KPNQwest had a book value of $552 million. In accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," the excess basis related to our investment in KPNQwest of $7.383 billion was attributed to goodwill. This goodwill was initially assigned an estimated life of 40 years and was being amortized ratably over that period. The final determination of the estimated fair value of our investment in KPNQwest was completed in June 2001. This final determination resulted in an estimated fair value of $4.755 billion, or $3.180 billion less than our preliminary estimate of fair value. As a result, we recorded a $3.180 billion reduction to our investment in KPNQwest effective in the second quarter of 2001. Also at that time we changed the estimated life of the revised goodwill balance of $4.203 billion from 40 years to 10 years.

        On June 30, 2001, we evaluated our investment in KPNQwest and concluded that there had been a decline in fair value that was other than temporary. Factors considered in reaching our conclusion that the decline was other than temporary included, among others, the following: a decline in the price of KPNQwest's publicly traded stock and the period of time over which such price had been below the carrying value of our investment; the change in analysts' expectations released during the second quarter of 2001 indicating significant declines from their first quarter expectations; and the severe deterioration the European telecommunications sector experienced during the second quarter of 2001, including a number of bankruptcies, making the near-term prospects of a recovery of KPNQwest's stock less certain at June 30, 2001.

        As a result of that evaluation, we determined that an other-than-temporary decline in fair value had occurred and that the fair value of our investment in KPNQwest at June 30, 2001 was $1.333 billion. Accordingly, an impairment loss of $3.048 billion was recorded in June 2001 to write the carrying amount of our investment in KPNQwest down from its balance at that date to the estimated fair value of $1.333 billion.

        In our original December 31, 2001 review of the carrying value of our investment in KPNQwest, we concluded that a further other-than-temporary decline in value had not occurred as of December 31, 2001. We therefore did not adjust the carrying value of the investment at that date. In our internal analysis, we reconsidered the information that was available at the time we originally issued our 2001 consolidated financial statements and determined that our prior review did not consider all information that was available at the time. Certain of that information indicated that the fair value of the KPNQwest investment had remained below its carrying value for an extended period of time, indicating that there had been an other-than-temporary decline in value. Accordingly, we have recorded an adjustment in our restated consolidated financial statements to write-down the value of our KPNQwest investment by $156 million to reflect its estimated fair value of $1.150 billion at December 31, 2001. This resulted in an increase of $156 million to our pre-tax loss for the year ended December 31, 2001.

        As a result of the continued decline in the fair value of KPNQwest subsequent to December 31, 2001, we recorded a further impairment to our investment for an other-than-temporary decline in value in the first quarter of 2002. In May 2002, KPNQwest filed for bankruptcy protection and ceased operations. We do not expect to recover any of our investment in KPNQwest. Consequently, in the second quarter of 2002, we wrote-off our remaining investment in KPNQwest to our consolidated statement of operations.

        The following table summarizes the available financial information for KPNQwest:

	Year Ended December 31,
	2001	2000
	(unaudited)
	(Dollars in millions)
Total assets	$3,201	$2,717
Total debt	1,364	731
Other liabilities	868	775

Total liabilities	$2,232	$1,506
Revenue	$722	$425
Loss from operations	(222)	(201)
Net loss	(237)	(128)
Our share of net loss	$(96)	$(33)

        The 2000 information was audited by auditors who have ceased operations. The 2001 information is unaudited and 2002 information is unavailable as a result of KPNQwest's filing for bankruptcy before completing its audited financial statements or filing its Annual Report on Form 20-F. Qwest has been informed that those financial statements have not and will not be completed, and therefore we cannot include the financial statements in this filing. Qwest does not have any affiliation with the administrators of KPNQwest's bankruptcy.

        Investment in Qwest Digital Media, LLC.    In October 1999, pre-Merger Qwest and Anschutz Digital Media, Inc. ("ADMI"), a subsidiary of Anschutz Company, formed a joint venture called QDM, which provided advanced digital production, post-production and transmission facilities; digital media storage and distribution services; and telephony-based data storage and enhanced access and routing services. Pre-Merger Qwest contributed capital of approximately $84.8 million in the form of a promissory note payable over nine years at an annual interest rate of 6%. At inception, pre-Merger Qwest and ADMI each owned 50% equity and voting interest in QDM. In June 2000, pre-Merger Qwest acquired an additional 25% interest in QDM directly from ADMI and paid $48.2 million for the interest; $4.8 million in cash at closing and the remaining $43.4 million in the form of a promissory note payable in December 2000, with an annual interest rate of 8%. As a result of this transaction, subsequent to the Merger, we owned a 75% economic interest and 50% voting interest in QDM, and ADMI owned the remaining 25% economic interest and 50% voting interest. We paid the note associated with this additional 25% interest in full, including approximately $1.8 million in accrued interest, in January 2001. Because we have never controlled QDM, we have accounted for our investment in QDM using the equity method of accounting for all periods presented.

        As discussed in Note 19—Related Party Transactions, in October 1999, pre-Merger Qwest entered into a long-term Master Services Agreement with QDM under which QDM agreed to purchase approximately $119 million of telecommunication services through October 2008, and we agreed to extend credit to QDM for the purpose of making payments to us for the telecommunications services provided. Each October, QDM was required to pay an amount equal to the difference between certain specified annual commitment levels and the amount of services actually purchased under the Master Services Agreement at that time. In October 2001, we agreed to terminate the Master Services Agreement and release QDM from its obligation under such agreement to acquire telecommunications services from us. At the same time, QDM agreed to forgive the $84.8 million that we owed on the promissory note related to the original capital contribution from pre-Merger Qwest. Prior to the termination of the Master Services Agreement, we advanced QDM $3.8 million which was the amount owed to us under the agreement for accrued telecommunications services. QDM used that advance to pay us the amount owed, including interest on amounts past due. Concurrent with termination of the Master Services Agreement, QDM repaid us the $3.8 million advance under the Master Services Agreement with interest.

        In January 2002, we and ADMI each loaned QDM approximately $1.3 million. In February 2002, in conjunction with ADMI, we agreed to cease the operations of QDM. This resulted in an impairment charge to our 2002 consolidated statement of operations for the carrying amount of our investment in QDM of $2 million. During the remainder of 2002, we loaned QDM an additional $3.8 million and ADMI loaned QDM $300,000 in connection with the winding down of QDM's business and in response to certain loan requests made in 2001. As of December 31, 2002, the aggregate principal balance and accrued interest outstanding on loans to QDM from us and ADMI was $12.4 million and $4.4 million, respectively.

Marketable securities

        We have investments in publicly traded marketable securities and private company equity securities, which are classified as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, we are required to carry these investments at their fair value. Unrealized gains and losses on these securities are recorded in other comprehensive income (loss), net of related income tax effects, in the consolidated statement of stockholders' (deficit) equity.

        In addition, we have investments in certain derivative instruments on marketable securities. As discussed in Note 2—Summary of Significant Accounting Policies, derivative financial instruments are measured at fair value and recognized as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any portion of a hedge that is not effective as a hedge, are recognized as a gain or loss in the consolidated statement of operations in the current period. The following table summarizes the information related to our investments in marketable equity securities and derivatives, for the years ended December 31, 2002, 2001 and 2000:

	Publicly Traded	Private Company	Total
	(Dollars in millions)
Balance as of December 31, 1999 (unaudited)	$1,199	$26	$1,225
Pre-Merger Qwest investments acquired	345	127	472
Additions	46	16	62
Dispositions	(450)	(15)	(465)
Unrealized mark-to-market gains	200	—	200
Unrealized mark-to-market losses	(656)	—	(656)
Other-than-temporary declines in value and mark-to-market adjustment of warrants	(597)	(10)	(607)

Balance as of December 31, 2000 (as restated, see Note 3)	87	144	231
Additions	13	3	16
Dispositions	(21)	(3)	(24)
Unrealized mark-to-market gains	62	—	62
Unrealized mark-to-market losses	(29)	—	(29)
Other-than-temporary declines in value and mark-to-market adjustment of warrants	(69)	(115)	(184)

Balance as of December 31, 2001 (as restated, see Note 3)	43	29	72
Dispositions	(50)	—	(50)
Unrealized mark-to-market gains	41	—	41
Unrealized mark-to-market losses	(5)	—	(5)
Other-than-temporary declines in value and mark-to-market adjustment of warrants	(28)	(7)	(35)

Balance as of December 31, 2002	$1	$22	$23

Publicly traded marketable securities

        Global Crossing and related derivatives. U S WEST acquired 37 million shares of Global Crossing common stock in 1999 at a cost of $2.463 billion. During 1999, we sold approximately 24 million shares for $1.140 billion and recognized a loss of $367 million. In connection with that sale we entered into derivative contracts to create equity-return swaps (see discussion of equity-return swaps in the following paragraph). Our objective in entering into these equity-return swaps was to synthetically replace the 24 million shares of Global Crossing stock that we had sold. We recorded a loss of $447 million in the second quarter of 2000 to write the value of our remaining 13 million shares of Global Crossing common stock down to its fair value of $371 million. This was based on our determination that the decline in its fair value was other than temporary. We sold our remaining 13 million shares of Global Crossing stock in the third quarter of 2000 for $421 million in proceeds, recognizing a gain of $50 million.

        As noted in the prior paragraph, in December 1999, we entered into equity-return swaps in connection with the sale of approximately 24 million shares of Global Crossing common stock. Under these equity-return swaps we agreed with other parties to exchange payments based on a notional amount at specific intervals over a defined term. In exchange for making payments based upon an interest rate index, we received (rendered) payments based upon increases (decreases) in the market price of Global Crossing common stock. Amounts received on the equity-return swaps were tied to changes in the market price of Global Crossing common shares and the amounts paid were tied to one- and three-month London Interbank Offered Rates ("LIBOR"). Equity collars were also entered into in conjunction with certain of these equity-return swaps to limit the magnitude of any realized gains or losses. During 2001 and 2000, these swaps and collars were carried at fair value with changes in fair value included in other income in our consolidated statements of operations. During 2001 and 2000, we recognized a pre-tax loss of $7 million and $470 million, respectively, as a result of a decline in the market value of the equity-return swaps and collars. The fair value of these swaps and collars was

$90 million and $(56) million at December 31, 2000 and 1999, respectively. These equity-return swaps matured in increments through August 2001.

        Investments in other publicly traded securities.    As of December 31, 2002 and 2001 our portfolio of publicly traded marketable securities consisted principally of the warrants we held to purchase various public company equity securities, which had a fair value of approximately $1 million and $22 million, respectively. In accordance with SFAS No. 133 and SFAS No. 115, we mark the warrants to market and any changes in the fair value of these warrants are charged to the consolidated statement of operations. We recorded losses of $20 million, $6 million and $29 million, for the years ended December 31, 2002, 2001 and 2000, respectively, related to changes in the fair value of these warrants. We had no other significant derivative financial instruments as of December 31, 2002 or 2001.

        As of December 31, 2000, our portfolio of marketable securities included holdings in Lucent Technologies Inc. and CoSign Communications, Inc. as well as various other publicly traded securities. During 2000, we sold our holdings in Nortel Networks Limited, Covad Communications Group, Inc., Redback Networks Inc., Critical Path, Inc. and USinternetworking, Inc. From the sale of these and other smaller investments we received $488 million in cash proceeds and we realized a gain of $402 million. We also recorded charges related to other-than-temporary declines in value relating to our investments in other publicly traded securities during 2002, 2001 and 2000 totaling $8 million, $63 million and $121 million, respectively. During 2002 and 2001 we sold various holdings in our public and non-public investments for approximately $12 million and $98 million, respectively. We recorded a loss of $37 million in 2002, and a gain of $72 million in 2001 associated with these sales.

        Investments in other derivatives.    We occasionally enter into derivative financial instruments. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We have also employed financial derivatives to hedge foreign currency exposures associated with certain debt.

        Prior to 2000, under a cross-currency swap, we agreed with another party to exchange U.S. dollars for foreign currency based on a notional amount, at specified intervals over a defined term. We designed this cross-currency swap as a hedge of our borrowings. This swap was effective during 2001. The cross-currency swap was carried at fair value on the consolidated balance sheet with changes in fair value included in other comprehensive income (loss) in the consolidated statement of stockholders' (deficit) equity. The cross-currency swap was tied to the Swiss Franc and had a fair value of negative $40 million at December 31, 2000. The cross-currency swap expired in November 2001 when the Swiss Franc borrowing matured.

        We were exposed to, but did not incur, losses from non-performance by counter-parties on these derivative financial instruments.

Private company equity securities

        In addition to our holdings in publicly traded securities, we have investments and warrants to purchase equity securities in various private entities. As of December 31, 2002, 2001 and 2000, the carrying value of our investments and warrants in private entities was $22 million, $29 million and $144 million, respectively. We periodically review the carrying value of each investment to determine if it exceeds the investment's fair value. During 2002, 2001, 2000 we recorded charges to our consolidated statement of operations totaling $2 million, $130 million, and $10 million, respectively, relating to other-than-temporary declines in the fair value of these investments.

Note 11: Borrowings

Current borrowings

        As of December 31, 2002, 2001 and 2000, our current borrowings consisted of:

	December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Commercial paper	$—	$3,165	$2,035
Short-term notes	750	124	—
Current portion of credit facility	750	—	—
Current portion of long-term borrowings	1,201	1,358	1,431
Current portion of capital lease obligations	85	160	150

Total current borrowings	$2,786	$4,807	$3,616

Commercial paper

        During 2001 and 2000, we utilized various commercial paper programs to finance our short-term operating cash needs. Our commercial paper programs were terminated in February 2002 and therefore we had no commercial paper borrowings outstanding at December 31, 2002. The weighted average interest rates on outstanding commercial paper borrowings at December 31, 2001 and 2000 were 2.98% and 7.33%, respectively.

Short-term notes

        In August 2002, Dex, our directory publishing business, borrowed $750 million under a term loan agreement ("Dex Term Loan") due September 2004. Borrowings under the Dex Term Loan were completed in two tranches: Tranche A and Tranche B. As of December 31, 2002, Tranche A borrowings were $213 million and Tranche A bears interest at either (i) an adjusted LIBOR plus 11.50% per annum, as calculated in accordance with the term loan agreement; or (ii) the base rate under the agreement plus 8.75% per annum. The interest rate on Tranche A was 12.90% at December 31, 2002. As of December 31, 2002, the Tranche B borrowings were $537 million and bore a fixed interest rate of 14.00%.

        The Dex Term Loan contained various financial covenants for Dex Holdings (parent of Dex) including, but not limited to: (i) a ratio of Dex Holdings' senior debt to Dex Holdings' consolidated earnings before interest, taxes, depreciation and amortization ("Dex Holdings' Consolidated EBITDA") of no greater than 1.75 to 1.0 after the sale of the Dex East business; and (ii) a ratio of Dex Holdings' Consolidated EBITDA to interest coverage of not less than 4.75 to 1.0 after the sale of the Dex East business. This term loan also specified a minimum Dex Holdings' consolidated net worth requirement at least equal to its consolidated net worth as of June 30, 2002, less $150 million. The Dex Term Loan contained certain other covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on transactions with affiliates; (iv) limitations on mergers, consolidations and asset sales; (v) limitations on investments; and (vi) limitations on liens. The Dex Term Loan also contained provisions relating to cross acceleration and cross default of any other debt obligations of Qwest Services Corporation ("QSC") and its subsidiaries in the aggregate in excess of $100 million. As of December 31, 2002, we were in compliance with all the financial and other covenants of the Dex Term Loan.

        The Dex Term Loan was secured by a lien on the stock and certain assets of Dex and Dex Holdings and a secondary lien on the stock of our wholly owned subsidiary, Qwest Corporation ("QC").

        We classified this term loan as a current liability based upon the requirement to pay this debt in full upon the sale of the Dex West business which closed in September 2003. See Note 8—Assets Held for Sale including Discontinued Operations, for further discussion of the terms of the Dex Sale. On August 12, 2003, the $750 million Dex Term Loan was paid in full. See Note 21—Subsequent Events—Debt-related matters for discussion of this redemption and sale of Dex.

        At December 31, 2001, we had short-term notes of $124 million. These notes consisted of a $25 million overnight line of credit (which was paid in full on January 2, 2002) at an interest rate of 2.7%, term loan notes of $75 million maturing on January 31, 2002 at an interest rate of 2.68% (LIBOR plus 0.75%), and a $24 million term loan note maturing on April 30, 2002 at an interest rate of 2.51% (LIBOR plus 0.40%). In March 2002, all of the term loan notes were paid in full.

Long-term borrowings

        At December 31, 2002, $1.083 billion of our long-term borrowings were held at Qwest and the remainder was held in four of our wholly owned subsidiaries: QC, QSC, Qwest Communications Corporation ("QCC") and Qwest Capital Funding ("QCF"). See Note 21—Subsequent Events—Debt-related matters, for a description of transactions affecting our long-term borrowings that occurred subsequent to December 31, 2002. As of December 31, 2002, 2001 and 2000, long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2002	2001	2000
	(Dollars in millions)
Qwest Corporation:
Notes with various rates ranging from 4.375% to 9.125% and maturities from 2002 to 2043	$6,137	$5,817	$6,177
Unamortized discount and other	(142)	(122)	(125)
Capital lease obligations and other	21	86	195
Qwest Services Corporation:
Notes with various rates ranging from 13.00% to 14.00% and maturities from 2007 to 2014	3,298	—	—
Unamortized premium	70	—	—
Credit facility due 2005 with rate of LIBOR + 3.50%	1,250	—	—
Qwest Communications Corporation:
7.25% Senior Notes due in 2007	350	350	350
Unamortized discount and other	(7)	(13)	(14)
Capital lease obligations and other	30	50	26
Qwest Capital Funding:
Notes with various rates ranging from 5.875% to 7.900% and maturities from 2002 to 2031	7,665	13,000	6,800
Unamortized discount	(20)	(39)	(17)
Qwest Communications International Inc.:
7.50% Senior Notes due in 2008	750	750	750
7.25% Senior Notes due in 2008	300	300	300
Unamortized discount and other	(30)	(35)	(40)
Senior Notes with various rates ranging from 8.29% to 10.875% and maturities from 2007 to 2008	33	33	1,016
Notes payable to QDM (Note 10—Investments)	—	—	85
Note payable to ADMI (Note 19—Related Party Transactions)	34	34	34
Other:
Capital lease obligations	15	19	4

Total long-term borrowings	$19,754	$20,230	$15,541

        Our long-term borrowings had the following interest rates and maturities at December 31, 2002:

	Maturities
Interest rates
	2003	2004	2005	2006	2007	Thereafter	Total
	(Dollars in millions)
Up to 5%	$800	$—	$1,250	$—	$—	$—	$2,050
Above 5% to 6%	24	1,087	46	6	78	328	1,569
Above 6% to 7%	43	—	837	—	90	3,400	4,370
Above 7% to 8%	1,062	750	—	881	350	5,633	8,676
Above 8% to 9%	—	—	—	—	—	1,772	1,772
Above 9% to 10%	—	—	—	—	11	—	11
Above 10%	750	—	—	—	547	2,751	4,048

Total	$2,679	$1,837	$2,133	$887	$1,076	$13,884	22,496

Capital leases and other							173
Unamortized discount and other							(129)
Less current borrowings							(2,786)
Total long-term debt							19,754

QC notes

        At December 31, 2002, 2001 and 2000, QC had aggregate principal outstanding of $6.137 billion, $5.817 billion and $6.177 billion, excluding unamortized discounts of $142 million, $122 million and $125 million, respectively, of unsecured notes at interest rates ranging from 4.375% to 9.125% and with maturities from 2002 to 2043. The indentures governing these QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QC and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QC, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2002. Included in the amounts listed above are the following issuances:

        In March 2002, QC issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. At December 31, 2002, the interest rate was 9.125%. Once we have registered the notes, the interest rate will return to 8.875%, the original stated rate.

        In June 2000, QC issued $1.0 billion in notes with a three-year maturity due 2003 and an interest rate of 7.625%.

QSC notes

        At December 31, 2002, QSC had aggregate principal outstanding of $3.298 billion, including 13% Notes due in 2007 ("2007 Notes"), 13.5% Notes due in 2010 ("2010 Notes") and 14% Notes due in 2014 ("2014 Notes") pursuant to an indenture issued on December 26, 2002. The total unamortized premium for these notes was $70 million. We are required to register these notes within the earlier of (a) 180 days after Qwest recommences the filing of its annual and quarterly reports with the Securities and Exchange Commission ("SEC") and (b) December 26, 2003. In the event that we cannot complete the required registration of these notes, there will be additional interest of 0.25% per annum for the first 90-day period immediately following the required registration date, and up to an additional 0.25% or a maximum of 0.50% per annum following the first 90-day period. The 2007 Notes, 2010 Notes, and 2014 Notes are callable on December 15 of 2005, 2006, and 2007 at 106.5%, 106.75%, and 107%, respectively. The QSC notes are secured by a lien on the stock of QSC and QCF and junior liens on certain of the same collateral that secures the QSC Credit Facility (discussed below) and the Dex Term Loan (which, as described in Note 21—Subsequent Events—Debt-related matters, has been repaid in 2003).

        The QSC indenture contains certain covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and other payment restrictions; (iv) limitations on asset sales; (v) limitations on transactions with affiliates; (vi) limitations on liens; and (vii) limitations on business activities. Under the QSC indenture we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million. We were in compliance with all QSC indenture covenants as of December 31, 2002.

QSC Credit Facility

        Until February 2002, we maintained commercial paper programs to finance the short-term operating cash needs of our business. We had a $4.0 billion syndicated credit facility available to support our commercial paper programs. As a result of reduced demand for our commercial paper, in February 2002 we borrowed the full amount under this credit facility and used the proceeds to repay $3.2 billion or all of the commercial paper outstanding and terminated our commercial paper program. The remainder of the proceeds was used to pay maturities and capital lease obligations and to fund operations.

        At December 31, 2002, we had $2.0 billion outstanding under the credit facility, which had been reconstituted as a revolving credit facility in August 2002, with QSC as the primary borrower ("QSC Credit Facility"). The QSC Credit Facility matures in May 2005 and bears interest at either (i) adjusted LIBOR plus 3.5% or (ii) base rate plus 2.5%. At December 31, 2002, the QSC Credit Facility bore interest of 5.0%. We classified $750 million of the outstanding borrowings under the QSC Credit Facility at December 31, 2002 as a current liability based upon the requirement that the QSC Credit Facility be reduced by $750 million to a balance of $1.25 billion upon the sale of the Dex West business, which occurred during September 2003. See Note 8—Assets Held for Sale including Discontinued Operations, for further discussion of the terms of the Dex Sale. In addition, we are required, on or before the dates noted in the following, to reduce the aggregate lending commitments under the credit facility by an amount equal to (a) the lesser of $500 million and an amount sufficient to reduce the outstanding lending commitments to $1.5 billion by June 1, 2004 and (b) the lesser of $400 million and an amount sufficient to reduce the outstanding lending commitments to $1.25 billion by December 1, 2004. See Note 21—Subsequent Events—Debt-related matters for information regarding our pay down of a portion of the outstanding balance under the QSC Credit Facility.

        The QSC Credit Facility contains financial covenants that (i) require us to maintain a debt-to-Consolidated EBITDA ratio (Consolidated EBITDA as defined in the QSC Credit Facility is a measure of EBITDA that starts with our net income (loss) and adds back taxes, interest and non-cash and non-recurring items) of not more than 6.0-to-1.0 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-Consolidated EBITDA ratio of not more than 2.5-to-1.0. The QSC Credit Facility contains certain other covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and other payment restrictions; (iv) limitations on mergers, consolidations and asset sales; (v) limitations on investments; and (vi) limitations on liens. We must pay down the QSC Credit Facility upon certain changes of control. The QSC Credit Facility also contains provisions for cross acceleration and cross default relating to any other of our debt obligations and the debt obligations of our subsidiaries in the aggregate in excess of $100 million. As of December 31, 2002, we were in compliance with all covenants under the QSC Credit Facility. We have obtained a waiver for non-compliance to provide certain annual and quarterly financial information to the lenders. The waiver extended the compliance date to provide annual financial information for 2002 to November 30, 2003 and first and second quarter financial information for 2003 to December 31, 2003.

        We pledged the stock of QC and granted secondary liens on the stock of Dex and Dex Holdings and certain assets of Dex as security for this facility.

QCC notes

        At December 31, 2002, 2001 and 2000, QCC had aggregate principal outstanding of $350 million, excluding unamortized discount of $7 million, $13 million and $14 million, respectively, of unsecured 7.25% Senior Notes, due 2007. Prior to December 31, 2001 these notes were the obligation of another one of our wholly owned subsidiaries. In connection with the acquisition by QCC of substantially all the assets of that other subsidiary as of December 31, 2001, QCC assumed the obligation with regard to these notes. The indenture governing these notes contains certain covenants including, but not limited to: (i) a prohibition on certain liens on assets of QCC, and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCC, which requires that a successor assume the obligation with regard to these notes. This indenture contains provisions relating to acceleration upon an acceleration of any other debt obligations of QCC in the aggregate in excess of $25 million. We were in compliance with all of the covenants as of December 31, 2002.

QCF notes

        At December 31, 2002, 2001 and 2000, QCF had aggregate principal outstanding of $7.665 billion, $13.0 billion and $6.8 billion, excluding unamortized discounts of $20 million, $39 million and $17 million, respectively, of unsecured notes at rates ranging from 5.875% to 7.9% and with maturities from 2002 to 2031. The indentures governing these QCF notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QCF, and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCF or us, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants as of December 31, 2002.

        On December 26, 2002, we completed an offer to exchange up to $12.9 billion in aggregate principal amount of outstanding unsecured debt securities of QCF for new unsecured debt securities of QSC and Qwest. (Because of the amount tendered no Qwest notes were required to be issued.) We received valid tender offers of approximately $5.2 billion in total principal amount of the QCF notes and issued in exchange $3.298 billion in face value of new debt securities of QSC under the indenture described above. This transaction was accounted for in accordance with the guidance in EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." On December 26, 2002, the present value of the cash flows under the terms of the revised debt instruments were compared to the present value of the remaining cash flows under the original debt instruments. The cash flows for nine of the new debt securities were considered "substantially" different to that of the exchanged debt securities. Accordingly, these debt exchanges were accounted for as debt extinguishments resulting in the recognition of a $1.8 billion gain in other expense (income) in the 2002 consolidated statement of operations. The cash flows for two of the new debt securities were not considered "substantially" different to that of the exchanged debt and therefore no gain was realized upon exchange. For these two debt instruments, the difference between the fair value of the new debt and the carrying amount of the exchanged debt of approximately $70 million is being amortized as a credit to interest expense using the effective interest method over the life of the new debt.

        During the first quarter of 2002, we exchanged through private exchange transactions, $97 million in face amount of debt that was issued by QCF. In exchange for the debt, we issued approximately 9.88 million shares of our treasury stock with a fair value of $87 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $8.29 per share to $9.18 per share. As a result of these transactions, we recorded a $9 million gain in other expense (income) in our consolidated statement of operations.

        Included in the amounts in the first paragraph above of this section are the following obligations that were issued pursuant to one of the indentures described above:

        In July 2001, QCF issued a total of $3.75 billion in notes that consisted of $1.25 billion in notes due in 2004 with an interest rate of 5.875%, $2.0 billion in notes due in 2009 with an interest rate of 7.0%, and $500 million in notes due in 2021 with an interest rate of 7.625%.

        In February 2001, QCF issued a total of $3.25 billion in notes that consisted of $2.25 billion in notes due in 2011 with an interest rate of 7.25% and $1.0 billion in notes due in 2031 with an interest rate of 7.75%.

        In August 2000, QCF issued a total of $3.0 billion in notes that consisted of $1.25 billion in notes due in 2006 with an interest rate of 7.75% and $1.75 billion in notes due in 2010 with an interest rate of 7.9%.

Qwest 2008 notes

        At December 31, 2002, 2001 and 2000, we had an aggregate amount outstanding of $1.05 billion senior notes due in 2008, excluding unamortized discount of $30 million, $35 million and $40 million, respectively, which pre-Merger Qwest issued in November 1998. These notes consisted of $750 million issued with an interest rate of 7.50% and $300 million issued with an interest rate of 7.25%. As of December 26, 2002, these senior notes have been secured equally and ratably with the QSC notes discussed above by a lien on the stock of QSC and QCF and by junior liens on certain of the same collateral that secures the QSC Credit Facility and Dex Term Loan discussed above. The indentures governing these senior notes contain certain covenants including, but not limited to: (i) limitations on consolidated debt; (ii) limitations on debt and preferred stock of restricted subsidiaries; (iii) limitations on restricted payments; (iv) limitations on dividend and other payment restrictions affecting restricted subsidiaries; (v) limitations on liens; (vi) limitations on issuance of certain guarantees by and debt securities of restricted subsidiaries; (vii) limitations on sale and leaseback transactions; (viii) limitations on asset dispositions; (ix) limitations on issuances and sales of common stock of restricted subsidiaries; (x) transactions with affiliates and related persons; and (xi) limitations on designations of unrestricted subsidiaries. Under these indentures we must repurchase the senior notes upon certain changes of control. These indentures also contain provisions relating to acceleration upon acceleration of any other of our debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $10 million. We were in compliance with all of the covenants as of December 31, 2002.

Other Qwest notes

        At December 31, 2002, 2001 and 2000, we had an aggregate amount of other notes outstanding of $33 million, $33 million and $1.016 billion, respectively, including 8.29% Senior Notes due in 2008, 9.47% Senior Notes due in 2007 and 10.875% Senior Notes due in 2007. In March 2001, we completed a cash tender offer to buy back the outstanding notes. In the tender offer, we purchased $995 million in principal of the outstanding notes. As a result of the repurchase, we incurred $106 million in premium payments and recorded this expense in other expense (income) in our 2001 consolidated statement of operations. The tender offer was undertaken to retire the notes because of their high coupon rates and to reduce interest cost. In connection with this tender offer, the remaining outstanding indentures governing the notes were amended to eliminate restrictive covenants and certain default provisions.

Interest

        The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Gross interest expense	$1,830	$1,624	$1,148
Capitalized interest	(41)	(187)	(105)

Net interest expense	$1,789	$1,437	$1,043

Cash interest paid	$1,822	$1,260	$892

Credit ratings

        Our credit ratings were lowered by Moody's Investor Services ("Moody's"), Standard and Poor's ("S&P") and Fitch Ratings ("Fitch") on multiple occasions during 2002. The table below summarizes our ratings for the years ended December 31, 2002 and 2001.

	December 31, 2002			December 31, 2001
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Corporate rating	NA	B-	NA	NA	BBB+	NA
Qwest Corporation	Ba3	B-	B	A2	BBB+	A
Qwest Services Corporation	NR	CCC+	NR	NA	NA	NA
Qwest Communications Corporation	Caa1	CCC+	CCC+	Baa1	BBB+	BBB+
Qwest Capital Funding, Inc.	Caa2	CCC+	CCC+	Baa1	BBB+	BBB+
Qwest Communications International Inc.	Caa1	CCC+	CCC+	Baa1	BBB+	BBB+

NA = Not applicable

NR = Not rated

        The December 31, 2002 ratings are still in effect and represent ratings of long-term debt and loans at each entity.

        With respect to Moody's, a Ba rating is judged to have speculative elements, meaning that the future of the issuer cannot be considered to be well assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. Issuers with Caa ratings are in poor standing with Moody's. These issuers may be in default, according to Moody's, or there may be present elements of danger with respect to principal and interest. The "1,2,3" modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

        With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A B- rating indicates that the issuer currently has the capacity to meet its financial commitment on the obligation, but adverse business, financial or economic conditions will likely impair the issuers' capacity or willingness to meet its financial commitment on the obligation. A CCC+ indicates that the obligation is currently vulnerable to nonpayment and the issuer is dependent on favorable business, financial and economic conditions in order to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within the major categories.

        With respect to Fitch, any rating below BBB is considered speculative in nature. A B rating is considered highly speculative, meaning that significant credit risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is contingent upon a sustained, favorable business and economic environment. A CCC+ rating indicates default is a real possibility. Capacity for meeting financial commitments is solely reliant upon sustained, favorable business or economic developments. The plus and minus symbols show relative standing within major categories.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of the issuer to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and/or impaired ability to borrow. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Given our current credit ratings, as noted above, our ability to raise additional capital under acceptable terms and conditions may be negatively impacted.

Leased facilities

        Prior to 2002, we entered into structured finance transactions under which we agreed to lease from unrelated parties certain real estate properties, including corporate offices, network operations centers and web hosting centers. These are referred to as synthetic lease facilities. These leases had terms of six years and were accounted for as operating leases. Under the terms of these leases, we had the option to purchase the leased properties at any time during the lease term. These synthetic lease facilities had a capacity of approximately $382 million, of which approximately $254 million had been utilized at December 31, 2001. These synthetic lease facilities also had certain financial covenants including $228 million of residual value guarantees and maximum debt to consolidated EBITDA ratios ranging from 3.5-to-1.0 to 3.75-to-1.0 across various facilities. EBITDA is a measure that starts with our net loss and adds back taxes, interest and certain non-cash and non-recurring items. The total debt held by the lessors related to the properties we leased under these synthetic leases was $254 million at December 31, 2001. In March 2002, we paid the full amount necessary to acquire all properties subject to the synthetic lease agreements and terminated these agreements. The purchase price of all such properties was approximately $254 million. Upon the closing of the purchase we assessed the fair value of the buildings based on other comparable market activity and determined that the carrying cost of the buildings exceeded the fair value by $94 million. Consequently, we recorded a charge of $71 million in our 2002 consolidated statement of operations as restructuring and other charges net of a $23 million expected sublease loss recorded in 2001. As a result of the purchase, loan commitments totaling $382 million were terminated and we are no longer liable for residual value guarantees of up to $228 million that were only applicable if the leases expired at the end of their term.

Note 12: Restructuring and Merger-Related Charges

Restructuring and other charges

  2002 Activities

        During 2002, in response to shortfalls in employee reductions planned as part of the 2001 restructuring plan (as discussed below), and due to continued declines in our revenues and general economic conditions, we identified planned employee reductions in various functional areas and permanently abandoned a number of operating and administrative facilities. As a result, we established a restructuring reserve and recorded a charge to our consolidated statement of operations of $295 million to cover the costs associated with these actions as more fully described below.

        An analysis of activity associated with our 2002 restructuring plan for the year ended December 31, 2002 is as follows:

  Year ended December 31, 2002

	2002 Provision	2002 Utilization	December 31, 2002 Balance
	(Dollars in millions)
Severance and employee-related charges	$179	$123	$56
Contractual settlements and legal contingencies	116	8	108

Total	$295	$131	$164

        The 2002 activities included charges of $179 million for severance benefits and employee-related matters pursuant to established severance policies associated with a reduction in the number of employees. We identified approximately 4,500 employees from various functional areas to be terminated as part of this reduction. As of December 31, 2002, approximately 3,500 of the planned reductions had been accomplished and $123 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. We expect the remaining employee reductions, severance payments and provision of benefits to be completed by December 31, 2003. These charges were offset in our 2002 consolidated statement of operations by a reversal of $113 million of accruals established in 2001 as part of the restructuring plan as discussed below.

        Also as part of the 2002 restructuring, we permanently abandoned 64 leased facilities and recorded a charge of $116 million to restructuring and other charges in our consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. These charges were offset in our 2002 consolidated statement of operations by a reversal of $18 million of accruals established in 2001 as part of the restructuring plan as discussed below. As of December 31, 2002 we had utilized $8 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

        In 2002, we recorded an additional $71 million charge primarily to increase the estimated cost of exiting our web hosting facilities.

  2001 Activities

        During the fourth quarter of 2001, a plan was approved to further reduce current employee levels, consolidate and sublease facilities and abandon certain capital projects and terminate certain operating leases. As a result, we established a restructuring reserve and took a charge to our consolidated statement of operations of $825 million to cover the costs associated with these actions as more fully described below.

        In order to streamline our business and consolidate operations to meet lower customer demand resulting from declining economic conditions, we implemented a plan to reduce employees, consolidate and sublease facilities, abandon certain capital projects, terminate certain operating leases and recognize associated asset impairments. An analysis of activity associated with our 2001 plan for the years ended December 31, 2002 and 2001 is as follows:

  Year ended December 31, 2002

	January 1, 2002 Balance	2002 Provision	2002 Utilization	2002 Reversal	December 31, 2002 Balance
		(Dollars in millions)
Severance and employee-related charges	$301	$—	$172	$113	$16
Contractual settlements and legal contingencies	118	—	41	18	59
Sublease losses	367	71	152	—	286
Other charges	4	—	—	4	—

Total	$790	$71	$365	$135	$361

  Year ended December 31, 2001

	2001 Provision	2001 Utilization	December 31, 2001 Balance
	(As restated, see Note 3) (Dollars in millions)
Severance and employee-related charges	$332	$31	$301
Contractual settlements and legal contingencies	120	2	118
Sublease losses and leasehold write-offs	369	2	367
Other charges	4	—	4

Total	$825	$35	$790

        In 2001 we identified approximately 10,000 employees from various functional areas, to be terminated as part of an employee reduction and accrued a restructuring reserve of $332 million for severance benefits for those employees. As of December 31, 2002, our restructuring activities under this plan were substantially complete. Approximately 7,000 employees had been terminated and $203 million of the restructuring reserve had been used for severance payments, enhanced pension benefits and other employee-related outlays. As a result of actual terminations falling short of our original plan, we reversed $113 million of the severance reserve established in 2001. This reversal was recorded as a reduction of restructuring and other charges in our 2002 consolidated statement of operations. In 2002, in response to this shortfall in planned employee terminations, we reviewed our manpower complement in other functional areas and identified employees to be terminated as part of another staffing reduction. These planned reductions are discussed above in connection with our 2002 restructuring activities.

        Until the fourth quarter of 2001, we occupied certain administrative and network operations buildings under operating leases with varying terms. Due to our staffing reduction and consolidation of our operations, we accrued a restructuring reserve and recorded a charge to our 2001 consolidated statement of operations of $120 million. This restructuring reserve was associated with the expected termination of 40 operating lease agreements across the country. As of December 31, 2002 we had utilized $43 million of the established reserve for payments associated with leases and losses on subleases and contract termination costs related to exiting these buildings. As a result of favorable settlement negotiations on the terminations of a number of our operating leases, we reversed $18 million of this reserve in 2002. The reversal was recorded as a reduction of restructuring and other charges in our 2002 consolidated statement of operations.

        In 2001, we operated 16 web hosting centers across the country, all of which were subject to various operating leases. In 2001, we also had several web hosting centers under construction that required additional capital outlays before they would be functional. Additionally, we had certain web hosting facilities under lease where no construction had begun. As a result of the slowing economy and the excess capacity that existed for web hosting we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified ten web hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. As a result, in 2001, we established a restructuring reserve and recorded a charge of $369 million to cover the expected sublease losses. Certain of these leases are for terms of up to 20 years.

        As of December 31, 2002, we had utilized $154 million of the established reserve primarily for payments made on the web hosting center leases and contract termination costs.

        A number of our web hosting centers were leased from third parties through synthetic lease arrangements as discussed in Note 11—Borrowings. In March 2002, we exercised our option under synthetic lease facilities through which the web hosting centers were financed and purchased the buildings. We paid $254 million to acquire the buildings pursuant to these options. We assessed the fair value of the buildings based on other comparable market activity and determined the guaranteed residual value under the synthetic lease facilities exceeded the fair value by $94 million. Consequently, we recorded a charge of $71 million primarily to increase the estimated costs of exiting these facilities, net of a $23 million expected sublease loss recorded in 2001.

        As a result of exiting the leased facilities described above, we also recorded a charge of $4 million in 2002, and a credit of $9 million in 2001, to restructuring and other charges in our consolidated statements of operations related to deferred rent on certain of these facilities.

Merger-related (credits) charges

        An analysis of activity associated with our Merger-related accruals for the years ended December 31, 2002, 2001 and 2000 is as follows:

  Year ended December 31, 2002

	January 1, 2002 Balance	2002 Provision	2002 Utilization	2002 Reversals	December 31, 2002 Balance
	(Dollars in millions)
Contractual settlements and legal contingencies	$102	$—	$29	$53	$20
Severance and employee-related charges	9	—	7	—	2

Total Merger-related charges	$111	$—	$36	$53	$22

  Year ended December 31, 2001

	January 1, 2001 Balance	2001 Provision	2001 Utilization	2001 Reversals	December 31, 2001 Balance
	(As restated, see Note 3) (Dollars in millions)
Contractual settlements and legal contingencies	$307	$265	$320	$150	$102
Severance and employee-related charges	130	176	253	44	9
Other Merger-related charges	17	78	91	4	—

Total Merger-related charges	$454	$519	$664	$198	$111

  Year ended December 31, 2000

	2000 Provision	2000 Utilization	December 31, 2000 Balance
	(As restated, see Note 3) (Dollars in millions)
Contractual settlements and legal contingencies	$679	$372	$307
Severance and employee-related charges	584	454	130
Other Merger-related charges	218	201	17

Total Merger-related charges	$1,481	$1,027	$454

        We considered only those costs that were incremental and directly related to the Merger to be "Merger-related."

        In 2000, in connection with the Merger, we established a Merger-related accrual and recorded a charge of $679 million to cover various contractual settlements and legal contingencies. In 2001, in connection with finalizing our purchase accounting, we increased this reserve by $265 million related to these matters and recognized this additional charge. The amounts accrued relate to the cancellation of various commitments no longer deemed necessary as a result of the Merger and the settlement of various claims related to the Merger. In 2001 we reversed $150 million of this accrual and in 2002 we reversed an additional $53 million of the accrual. The reversals resulted from favorable developments in the matters underlying contractual settlements and legal contingencies. The reversals were credited to Merger-related (credits) charges in the consolidated statement of operations for the applicable year.

        In connection with the Merger, we reduced employee and contractor levels by over 14,000 people, primarily by eliminating duplicate functions. We initially identified 10,000 employees in the third quarter of 2000. At various times throughout the fourth quarter of 2000 and the first and second quarters of 2001 we identified 4,000 additional employees to arrive at the total reduction of 14,000 people. In 2000, we established a Merger-related accrual of $584 million related to this staffing reduction and in 2001 we increased the reserve by $176 million. All of the identified employees were terminated prior to December 31, 2001. Included in the severance and employee-related accrual in 2000 were $91 million of bonus payments that were subject to the successful completion of the Merger. The remainder of the 2000 accrual for severance and employee-related charges had to do with expected payments to employees expected to leave the Company under planned reductions subsequent to the consummation of the Merger. As of December 31, 2002, $714 million, including the payment of $91 million in bonuses, of the accrual had been used for severance and enhanced pension payments. In 2001, upon completion of our Merger-related plans in this area and having achieved the planned reduction of 14,000 people, we reversed $44 million of the accrual that was no longer necessary.

        Other net Merger-related accruals were $218 million for 2000 and $74 million for 2001. These other charges were comprised of professional fees, re-branding costs and other incremental costs directly associated with the Merger.

        As of December 31, 2002 total Merger-related accruals of $22 million are included on our consolidated balance sheet. These relate primarily to outstanding legal contingencies. As the matters identified as contract settlement and general legal contingencies are resolved, any amounts due will be paid and charged against our remaining accrual. Any differences between amounts accrued and actual payments made will be reflected in Merger-related (credits) charges in our consolidated statement of operations for the period in which the difference is identified.

Note 13: Other Financial Information

Other liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Accrued interest	$402	$480	$316
Employee compensation	333	427	461
Accrued property and other taxes	456	467	508
Property, plant and equipment accruals	84	233	392
Accrued facilities costs	199	345	275
Other	534	568	759

Total accrued expenses and other current liabilities	$2,008	$2,520	$2,711

Note 14: Employee Benefits

Pension, post-retirement and other post-employment benefits

        We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational (union) employees. In addition to this qualified Pension Plan we also operate a non-qualified pension plan for certain executives (the "Non-Qualified Pension Plan"). We maintain post-retirement healthcare and life insurance plans that provide medical, dental, vision and life insurance benefits for certain retirees. We also provide post-employment benefits for certain other former employees. As of December 31, 2002, 2001 and 2000, shares of our common stock accounted for less than 0.5% of the assets held in the pension plans and post-retirement healthcare and life trusts.

        In conjunction with the Merger, we made the following changes to our employee benefit plans for management employees only. Effective September 7, 2000, employees were not eligible to receive retiree medical and life benefits unless they either had at least 20 years of service by December 31, 2000 or would be service pension eligible by December 31, 2003. The elimination of the retiree medical and life benefits decreased our post-retirement benefits expense for 2000 by approximately $17 million. In addition, the elimination of future benefits was accounted for in our restated consolidated financial statements as a negative plan amendment requiring deferral and amortization of the associated $106 million gain over a period of approximately 7 years. The amortization of the gain further reduced post-retirement benefits expense by $16 million, $16 million and $5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Management employees who retain the retiree medical and life benefits and retire after September 6, 2000 will begin paying contributions toward retiree medical and life benefits in 2004. The current collective bargaining agreement for our occupational (union) employees provides that those who retire after December 31, 1990 will begin paying contributions toward retiree medical benefits once they exceed our healthcare cost caps, but no sooner than January 2006.

        Prior to January 1, 2001, Pension Plan benefits for management employees were based upon their salary and years of service while occupational (union) employees' benefits were generally based upon job classification and years of service.

        We also modified the Pension Plan benefits, effective January 1, 2001, for all former U S WEST management employees who did not have 20 years of service by December 31, 2000, or who would not be service pension eligible by December 31, 2003. For employees who did not meet these criteria, no additional years of service will be credited under the defined lump sum formula for years worked after December 31, 2000. These employees' pension benefits will only be adjusted for changes in the employees' future compensation levels. Future benefits will equal 3% of pay, plus a return as defined in the Pension Plan. The minimum return an employee can earn on their account in a given year is based upon the Treasury Rate and the employee's account balance at the beginning of the year. All management employees, other than those who remain eligible under the previous formulas, will be eligible to participate in the 3%-of-pay plan. The impact of these changes on the pension credit for 2001 was an increase of approximately $10 million.

        Effective August 11, 2000, the Pension Plan was amended to provide additional pension benefits to certain plan participants who were involuntarily separated from the Company between August 11, 2000, and June 30, 2001. The Pension Plan was subsequently amended to provide termination benefits through June 30, 2003. The amount of the benefit is based on pay and years of service. For 2002, 2001 and 2000, the amounts of additional termination benefits paid were $226 million, $154 million and $27 million, respectively. In addition, special termination benefits of $3 million, $6 million and $1 million were paid from the Non-Qualified Pension Plan to certain executives during 2002, 2001 and 2000, respectively.

        Pension and post-retirement health care and life insurance benefits earned by employees during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Pension and post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined using the projected unit credit method.

        Our funding policy is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due. No pension funding was required in 2002, 2001 or 2000 and as of December 31, 2002, the fair value of the assets in the qualified Pension Trust exceeded the accumulated benefit obligation of the qualified Pension Plan. In addition, we did not make any contributions to the post-retirement healthcare or life trusts in 2002 or 2001; however, we did contribute $16 million to the post-retirement healthcare trust in 2000.

        The components of the net pension credit, non-qualified pension benefit cost and post-retirement benefit cost are as follows:

	Pension Credit Year Ended December 31,			Non-Qualified Pension Benefit Cost Year Ended December 31,			Post-retirement Benefit Cost Year Ended December 31,
	2002	2001	2000	2002	2001	2000	2002	2001	2000
								(As restated, see Note 3)
	(Dollars in millions)
Service cost	$154	$187	$182	$3	$2	$2	$27	$29	$49
Interest cost	601	686	702	5	5	7	328	307	337
Expected return on plan asset	(925)	(1,101)	(1,068)	—	—	—	(191)	(224)	(271)
Amortization of transition asset	(76)	(79)	(79)	2	2	2	—	—	—
Amortization of prior service cost	—	—	2	—	—	—	(20)	(20)	7
Plan settlement	11	—	—	2	6	7	—	—	—
Special termination benefits	—	—	—	3	6	1	—	—	—
Recognized net actuarial (gain) loss	—	(53)	(58)	2	1	4	(23)	(91)	(107)

Net (credit) cost included in current earnings/loss	$(235)	$(360)	$(319)	$17	$22	$23	$121	$1	$15

        The net pension (credit) cost is allocated between cost of sales and selling, general and administrative expense in the consolidated statement of operations.

        Following is an analysis of the change in the projected benefit obligation for the pension and non-qualified pension plans, and accumulated post-retirement benefit obligation for the years ended December 31, 2002, 2001 and 2000:

	Pension Year Ended December 31,			Non-Qualified Pension Year Ended December 31,			Post-retirement Year Ended December 31,
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(Dollars in millions)
Benefit obligation accrued at beginning of year	$9,625	$9,470	$8,877	$70	$75	$89	$4,700	$4,500	$4,344
Service cost	154	187	182	3	2	2	27	29	49
Interest cost	601	686	702	5	5	7	328	307	337
Actuarial loss (gain)	(164)	652	513	3	7	(10)	1,012	136	303
Plan amendments	—	—	—	—	—	—	—	—	(277)
Special termination benefits	226	154	27	3	6	1	—	—	—
Business divestitures	(88)	—	—	—	—	—	(27)	—	—
Benefits paid	(1,613)	(1,524)	(831)	(13)	(25)	(14)	(332)	(272)	(256)

Benefit obligation accrued at end of year	$8,741	$9,625	$9,470	$71	$70	$75	$5,708	$4,700	$4,500

        Following is an analysis of the change in the fair value of plan assets for the pension, non-qualified pension, and post-retirement plans for the years ended December 31, 2002, 2001 and 2000:

	Pension Year Ended December 31,			Non-Qualified Pension Year Ended December 31,			Post-retirement Year Ended December 31,
	2002	2001	2000	2002	2001	2000	2002	2001	2000
								(As restated— see Note 3)
	(Dollars in millions)
Fair value of plan assets at beginning of year	$11,121	$13,594	$14,593	$—	$—	$—	$2,045	$2,407	$2,886
Actual loss on plan assets	(1,001)	(851)	(78)	—	—	—	(191)	(148)	(68)
Net employer contributions (withdrawals)	—	—	—	13	25	14	43	(40)	(245)
Section 420 transfer	—	(98)	(90)	—	—	—	—	98	90
Business divestitures	(80)	—	—	—	—	—	—	—	—
Benefits paid	(1,613)	(1,524)	(831)	(13)	(25)	(14)	(332)	(272)	(256)

Fair value of plan assets at year end	$8,427	$11,121	$13,594	$—	$—	$—	$1,565	$2,045	$2,407

        In December 2001 and 2000, under provisions of Section 420 of the Internal Revenue Code ("IRC"), $98 million and $90 million, respectively, of pension assets were transferred from the Pension Plan to the post-retirement benefit plan to pay for current year retiree health care benefits. In 2001 and 2000, $33 million and $300 million, respectively, of Life Insurance and Welfare Trust assets were transferred to the Company to pay for employee welfare benefits.

        The following table presents the funded status of the pension, non-qualified pension, and post-retirement plans as of December 31, 2002, 2001 and 2000:

	Pension Year Ended December 31,			Non-Qualified Pension Year Ended December 31,			Post-retirement Year Ended December 31,
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(Dollars in millions)
Funded (unfunded) status	$(314)	$1,496	$4,124	$(71)	$(70)	$(75)	$(4,143)	$(2,655)	$(2,093)
Unrecognized net actuarial loss (gain)	1,460	(265)	(2,922)	24	25	25	1,257	(133)	(732)
Unamortized prior service cost (benefit)	—	—	—	1	1	1	(118)	(138)	(158)
Unrecognized transition (asset) obligation	(134)	(229)	(308)	9	11	14	—	—	—

Prepaid benefit (accrued cost)	$1,012	$1,002	$894	$(37)	$(33)	$(35)	$(3,004)	$(2,926)	$(2,983)

        In computing the pension and post-retirement benefit costs, we must make numerous assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets and expected future cost increases. Two of these items generally have the most significant impact on the level of cost: (1) discount rate and (2) expected rate of return on plan assets.

        Annually, we set our discount rate primarily based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. In making this determination we consider, among other things, the yields on Moody's AA corporate bonds as of year-end.

        The expected rate of return on plan assets is the long-term rate of return we expect to earn on the trust's assets. We establish the expected rate of return by reviewing the investment composition of the plan assets, obtaining advice from our actuaries, reviewing historical earnings on the trust assets and evaluating current and expected market conditions.

        To compute the expected return on Pension Plan assets, we apply an expected rate of return to the market-related asset value of the Pension Plan assets. The market-related asset value is a computed value that recognizes changes in fair value of plan assets over a period of time, not to exceed five years. This method has the effect of smoothing market volatility that may be experienced from year to year. As a result, our expected return is not significantly impacted by the actual return on Pension Plan assets experienced in any given year.

        Changes in any of the assumptions we make in computing the net of the pension credit and post-retirement benefit costs could have an impact on various components that comprise these expenses. If our assumed expected long-term rate of return on plan assets of 9.4% was 100 basis points lower, the impact for 2002, 2001 and 2000 would have been to decrease the pension credit, net of post-retirement expenses, by $106 million, $141 million and $142 million, respectively. In response to current market conditions, effective January 1, 2003, we lowered our assumed expected long-term rate on plan assets to 9.0%. In addition, we decreased the discount rate to 6.75% and the rate of compensation increase remained the same at 4.65%.

        The actuarial assumptions used to compute the net pension credit, non-qualified pension benefit cost and post-retirement benefit cost are as follows:

	Pension Credit			Non-Qualified Pension Benefit Cost			Post-retirement Benefit Cost
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Beginning of the year
Discount rate	7.25%	7.75%	8.00%	7.25%	7.75%	8.00%	7.25%	7.75%	8.00%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	9.40%	9.40%	9.40%	—	—	—	9.40%	9.40%	9.40%
End of the year
Initial healthcare cost trend rate	—	—	—	—	—	—	10.00%	8.25%	7.00%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	—	—	—	—	—	—	2013	2007	2011

        A change of one percent in the assumed initial healthcare cost trend rate would have had the following effects in 2002:

	One Percent Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$19	$(16)
Effect on accumulated post-retirement benefit obligation (balance sheet)	$329	$(285)

        On January 5, 2001, we announced an agreement with our major unions, the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), to extend the existing union contracts for another two years, through August 2003. The extensions include a 3.5% wage increase in 2001, a 5% wage increase in 2002, a 6% pension increase in 2002, and a 10% pension increase in 2003. The appropriate changes were reflected in the pension and post-retirement benefit computations. In August 2003, we reached an agreement with the CWA and IBEW on a new two-year contract expiring on August 13, 2005. The new agreements will not have a material impact on our pension and post-retirement benefit computations.

Other benefit plans

  401(k) plan

        We currently sponsor a defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service. Currently, we match a percentage of employee contributions in our common stock. As a result of our failure to file various of our Quarterly Reports on Form 10-Q for periods through June 30, 2003 and our failure to file our Annual Report on Form 10-K for the year ended December 31, 2002, we suspended the investment of employee contributions in our common stock. As of December 31, 2002 the assets of the plan included approximately 84 million shares of our common stock as a result of the combination of our employer match and participant directed contributions. We made cash contributions in connection with our 401(k) plans of $8 million, $83 million and $116 million for 2002, 2001 and 2000, respectively. In addition, we made contributions of our common stock of $77 million and $17 million in 2002 and 2001, respectively. We did not make any contributions of our common stock in 2000. During 2001 and 2000 we also managed the pre-Merger Qwest 401(k) Savings Plan. The net assets of this plan, in the amount of $121 million, were merged into our plan effective midnight December 30, 2001.

  Deferred compensation plans

        We sponsor several deferred compensation plans for a select group of our current and former management and highly compensated employees, certain of which are open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices including our common stock.

        Our deferred compensation obligation is included in our consolidated balance sheet in other long-term liabilities. Shares of our common stock owned inside the plans are treated as treasury stock and are included at cost in the consolidated balance sheet in treasury stock. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statement of operations. The deferred compensation liability as of December 31, 2002, 2001 and 2000 was $36 million, $62 million and $63 million, respectively. The value of the deferred compensation plans' assets were $41 million, $33 million and $54 million at December 31, 2002, 2001 and 2000, respectively, and are included in other long-term assets in the consolidated balance sheets.

  Deferred compensation plan for non-employee directors

        We sponsor a deferred directors' fees plan for members of our current and former Board of Directors. Under this plan, directors may, at their discretion, elect to defer all or any portion of the directors' fees for the upcoming year for services they perform as a director of the Company. In the plan for the members of the current Board of Directors, we match 50% of the fees that are contributed to the plan. Participants in the plan are fully vested in both their deferred fees and the matching contribution. Participants can suspend or change the amount of deferred fees at their discretion.

        Quarterly, we credit the director's account with "phantom units," which are held in a notational account. Each phantom unit represents a value equivalent to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. The account is ultimately distributed at the time elected by the director or at the end of the plan and is paid, at the director's election, either in: (1) a lump-sum payment; (2) annual cash installments over periods up to 10 years; or (3) some other form selected by our Executive Vice President—Human Resources (or his or her designee).

        Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the value of our common stock are recorded in our consolidated statement of operations. The deferred compensation liability as of December 31, 2002, 2001 and 2000 for the plan was not significant nor was the expense associated with this plan significant in these years. However, depending on the extent of appreciation in the value of our common stock, expenses incurred under this plan could become significant in subsequent years.

Note 15: Stock Incentive Plans

Stock options

        Prior to the Merger, U S WEST adopted stock plans under which it could grant awards in the form of stock options, stock appreciation rights, restricted stock and phantom units, as well as substitute stock options and restricted stock awards. In connection with the Merger, all U S WEST options outstanding prior to the Merger announcement became fully vested. Options granted after that date and prior to June 30, 2000 continue to vest according to the vesting requirements in the plan.

        On June 23, 1997, pre-Merger Qwest adopted the Equity Incentive Plan, which was most recently amended and restated on October 4, 2000. This plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants. The maximum number of shares of our common stock that may be issued under the Equity Incentive Plan at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. As of December 31, 2002, the maximum number of options available for grant under the Equity Incentive Plan was 170 million, with 112 million options outstanding and 58 million options available for grant.

        As a result of our failure to file with the SEC various of our Quarterly Reports on Form 10-Q for periods through June 30, 2003 and our failure to file our Annual Report on Form 10-K for the year ended December 31, 2002, we have suspended the ability of option holders to exercise their vested options.

        The sub-committee of the Compensation and Human Resources Committee of our Board of Directors, or its delegate, approves the exercise price for each option. Stock options generally have an exercise price that is at least equal to the fair market value of the common stock on the date the stock option is granted, subject to certain restrictions. Stock option awards generally vest in equal increments over the vesting period of the granted option (generally three to five years). Unless otherwise provided by the Compensation and Human Resources Committee, our Equity Incentive Plan provides that, on a "change in control," all awards granted under the Equity Incentive Plan will vest immediately. Options granted under the plan before June 1, 1998 were subject to a different definition of change in control that was triggered by the Merger. Options that we granted to our employees from June 1999 to September 2002 typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since September 2002, options that we grant to our executive officers (vice president level and above) typically provide for accelerated vesting and an extended exercise period upon a change of control, and options that we grant to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Options granted in 2002, 2001 and 2000 have ten-year terms.

        On October 31, 2001, we announced a voluntary stock option exchange offer. Under the terms of the offer and subject to certain restrictions, our employees could exchange all or a portion of their stock options that had an exercise price of $35 or more. The offer was available only to our full-time, non-union employees (excluding 15 senior executives), for options granted by us or U S WEST. Options surrendered by employees were cancelled on November 30, 2001 and new options were issued on June 3, 2002 on a share-for-share basis. On June 3, 2002, 9,655 employees received 26 million stock options in the exchange. The exercise price on the new options is $5.10, the closing market price on the day the new options were granted. The new options vest ratably over a four-year period commencing on June 3, 2002.

        Our stock incentive plans are accounted for using the intrinsic-value method under which no compensation expense is recognized for options granted to employees with a strike price that equals or exceeds the value of the underlying security on the measurement date. In certain instances, the strike price has been established prior to the measurement date, in which event any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests, in accordance with FIN No. 28. We recorded stock-based compensation expense of $5 million, $28 million and $109 million in the years ended December 31, 2002, 2001 and 2000, respectively.

        Summarized below is the activity of the U S WEST plan prior to the Merger, the pre-Merger Qwest plan prior to the Merger and our combined plan subsequent to the Merger:

	U S WEST Plan		Qwest Equity Incentive Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Outstanding December 31, 1999 (unaudited)	52,024	$26.56	69,565	$21.52
Granted	13,198	41.20	20,487	45.99
Exercised	(6,729)	21.20	(4,623)	13.37
Canceled or expired	(6,932)	36.18	(4,774)	29.08

U S WEST options converted upon Merger	51,561	$29.71	51,561	29.71

Outstanding June 30, 2000			132,216	28.52
Granted			23,971	44.97
Exercised			(16,377)	17.09
Canceled or expired			(6,200)	38.28

Outstanding December 31, 2000			133,610	32.32
Granted			33,015	24.21
Exercised			(12,280)	20.62
Tendered for cancellation			(29,129)	43.45
Canceled or expired			(19,722)	37.92

Outstanding December 31, 2001			105,494	27.01
Granted			49,701	4.66
Exercised			(34)	5.90
Canceled or expired			(42,841)	19.97

Outstanding December 31, 2002			112,320	$19.81

        Options to purchase 49.3 million, 45.4 million and 49.7 million shares of Qwest common stock at weighted average exercise prices of $28.62, $28.40 and $25.32 were exercisable at December 31, 2002, 2001 and 2000, respectively.

        The outstanding options at December 31, 2002 have the following characteristics (shares in thousands):

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $5.10	35,813	9.35	$4.49	153	$4.18
$5.11 - $20.00	24,641	5.07	13.83	13,205	16.32
$20.01 - $35.00	34,212	4.65	29.16	22,870	29.09
$35.01 - $39.00	5,190	5.67	36.66	3,848	36.46
$39.01 - $49.00	12,000	5.33	42.67	8,994	41.92
$49.01 - $60.00	464	5.97	50.85	266	50.72

Total	112,320	6.37	$19.81	49,336	$28.63

        As required by SFAS No. 123 and SFAS No. 148, we have disclosed in Note 2—Summary of Significant Accounting Policies the pro forma amounts as if the fair value method of accounting had been used. These pro forma amounts may not be representative of the effects on reported net income or loss in future years because, the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

        Following are the weighted average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of options granted in 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.1%	4.1%	5.9%
Expected dividend yield	0.0%	0.2%	1.4%
Expected option life (years)	4.4	4.4	5.3
Expected stock price volatility	57.6%	41.4%	29.5%
Weighted average grant date fair value	$2.25	$9.40	$14.60

        Two of the more significant assumptions used in this estimate are the expected option life and the expected volatility, both of which we estimated based on historical information.

Restricted stock

        In 2002, 2001 and 2000, we granted 400,000, 650,000 and 441,247 shares of restricted stock under the Equity Incentive Plan and various U S WEST plans in 2000, with weighted-average grant date fair values of $6.85, $16.81 and $46.66 per share, respectively. Restricted stock awards granted in 2002 and 2001 generally vest ratably over four years. Restricted stock awards granted in 2000 generally vest immediately. Compensation expense of $13 million, $6 million and $17 million was recognized for restricted stock grants in 2002, 2001 and 2000, respectively.

Growth share plan

        Pre-Merger Qwest had a Growth Share Plan for certain of its employees and directors. A "Growth Share" was a unit of value based on the increase in value of our common stock over a specified measurement period. Upon vesting, settlement of each Growth Share was made in our common stock. All Growth Share grants were made based on a beginning value of our common stock that was greater than or equal to the fair value of our common stock at the grant date.

        The following table summarizes activity related to the shares of our common stock allocated for the settlement of outstanding Growth Shares:

Number of Shares
December 31, 1999 outstanding balance	522,438
2000 settlements pre-Merger	(25,360)
2000 settlements post-Merger	(140,355)

December 31, 2000 outstanding balance	356,723
2001 settlements	(356,723)

December 31, 2001 outstanding balance	—

        Due to the change in control as a result of the Merger, all Growth Shares were vested at June 30, 2000 and approximately $29 million was included in other long-term liabilities in our consolidated balance sheet related to outstanding obligations to issue our common stock for Growth Shares. In the first quarter of 2001, we issued approximately 357,000 shares of our common stock in settlement of all remaining vested Growth Shares.

Employee stock purchase plan

        In October 1998, pre-Merger Qwest instituted an Employee Stock Purchase Plan ("ESPP"). Under the ESPP, we are authorized to issue approximately 7.0 million shares of our common stock to eligible employees. Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of the our common stock on the last trading day of the month in which our common stock is purchased. Shares purchased prior to the Merger were 249,234 in 2000. Shares purchased subsequent to the Merger were 3,680,443, 1,761,470 and 349,868 for the years ended December 31, 2002, 2001 and 2000, respectively. As a result of our failure to file with the SEC various of our Quarterly Reports on Form 10-Q for periods through June 30, 2003 and our failure to file our Annual Report on Form 10-K for the year ended December 31, 2002, we have suspended the ESPP.

Note 16: Stockholders' Equity

Common stock ($0.01 par value)

        In connection with the Merger, common stock shares outstanding have been adjusted to reflect the conversion rate of 1.72932 Qwest shares for every U S WEST share.

Preferred stock

        Under our charter, our Board of Directors has the authority, without stockholder approval, to (1) create one or more classes or series within a class of preferred stock, (2) issue shares of preferred stock in such class or series up to the maximum number of shares of the relevant class or series of preferred stock authorized, and (3) determine the preferences, rights, privileges and restrictions of any such class or series, including the dividend rights, voting rights, the rights and terms of redemption, the rights and terms of conversion, liquidation preferences, the number of shares constituting any such class or series and the designation of such class or series. One of the effects of authorized but unissued and unreserved shares of capital stock may be to render more difficult or discourage an attempt by a potential acquirer to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management. The issuance of such shares of capital stock may have the effect of delaying, deferring or preventing a change in control of us without any further action by our stockholders. We have no present intention to adopt a stockholder rights plan, but could do so without stockholder approval at any future time.

        As of December 31, 2002, 2001 and 2000, there were no shares of preferred stock issued or outstanding.

Treasury stock

        In January 2001, we repurchased 22.22 million shares of our common stock at fair value from BellSouth Corporation ("BellSouth") for $1.0 billion in cash. As part of this transaction, we entered into an agreement with BellSouth in January 2001 under which BellSouth agreed to purchase services valued at $250 million from us over a five-year period (the "2001 Agreement"). The 2001 Agreement included provisions that allowed for termination of the arrangement prior to satisfaction of the entire purchase committment. The 2001 Agreement also provided that BellSouth could make payments for the services in our common stock based upon values as specified in the 2001 Agreement. This provision in the 2001 Agreement represented a written put option. For accounting purposes the written put option vests as services are provided by us pursuant to the 2001 Agreement. Based on services performed, the value of put options vested in 2001 was $38 million, which was recorded in our consolidated statement of operations as a reduction in revenue and an increase in additional paid-in capital in our statement of stockholders' (deficit) equity.

        During 2001, BellSouth acquired services valued at approximately $92 million related to the 2001 Agreement. We recognized net revenue for such services of approximately $54 million. BellSouth paid for these services by remitting cash throughout the year of $18 million and, on December 10, 2001, tendering 1.2 million shares of our common stock. The fair value of the tendered shares at December 10, 2001 of $15 million was recorded in treasury stock. The $43 million difference between (i) the fair value of the shares at December 10, 2001 and (ii) the value of $58 million assigned to the shares under the 2001 Agreement was recorded as a reduction to additional paid-in capital. The unpaid balance of $16 million was recorded in accounts receivable. At December 31, 2001, we reclassified $16 million from stockholders' equity to share repurchase commitment, a temporary equity classification in our consolidated balance sheet, to reflect the value of receivables that could be satisfied by BellSouth delivering shares of our common stock.

        During the first quarter of 2002, we received approximately 278,000 shares of our common stock valued at $13 million from BellSouth in partial satisfaction of the $16 million accounts receivable outstanding at December 31, 2001. In addition, in accordance with the 2001 Agreement, we used $12 million of the $18 million in cash received from certain BellSouth affiliates to purchase approximately 253,000 shares of our common stock. The fair value of the stock tendered in the first quarter of 2002 of $5 million was recorded in treasury stock. The $20 million difference between (i) the fair value of the shares and (ii) the value assigned to the shares in the 2001 Agreement of $25 million was recorded as a reduction to additional paid-in capital.

        The 2001 Agreement was cancelled as of January 16, 2002. At that time, we entered into a second agreement with BellSouth under which BellSouth committed to purchase from us $350 million in services payable in cash over a four-year period. In consideration for terminating the 2001 Agreement, we gave BellSouth a non-cash credit of $71 million that we have included in our consolidated balance sheet as a deferred sales discount. The deferred sales discount will reduce revenue from BellSouth proportionately as we provide services under the new agreement. During 2002, we reduced our revenue by $17 million related to the amortization of the deferred sales discount.

        During the first quarter of 2002, we issued 9.88 million shares of our common stock in exchange for certain outstanding debt. The weighted average cost of treasury shares issued was $42.53 per share. For further information, see Note 11—Borrowings.

        Subsequent to December 31, 2002, the remaining treasury shares related to the BellSouth repurchase were issued in connection with certain debt-for-stock exchanges as discussed in Note 21—Subsequent Events.

Deferred compensation

        Rabbi trusts established in 2000 for two of our deferred compensation plans held 387,000, 552,000 and 739,000 shares of our common stock with a cost of $18 million, $26 million and $38 million at December 31, 2002, 2001 and 2000, respectively. The shares are accounted for as treasury stock.

Other comprehensive loss

        Other comprehensive income (loss) in the consolidated statement of stockholders' (deficit) equity includes the following components:

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Unrealized gains (losses) on available-for-sale marketable securities, net of reclassification adjustments	$36	$33	$(456)
Foreign currency translation gains (losses)	40	(33)	(7)
Income tax (provision) benefit related to items of other comprehensive income	(30)	—	180

Other comprehensive income (loss)	$46	$—	$(283)

        Embedded in net unrealized gains and losses on available-for-sale marketable securities are reclassification adjustments. Reclassification adjustments are comprised of amounts that have been removed from other comprehensive income (loss) in the consolidated statement of stockholders' (deficit) equity and recognized in income or loss from operations in our consolidated statements of operations during the periods cited below:

	Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Reversal of unrealized net gains (losses) on investments sold during the period	$39	$19	$(518)
Other-than-temporary gains (losses) charged to income or loss	—	44	(103)
Reversal of foreign currency translation gain	40	—	—
Income tax benefit (expense) related to items reclassified into income or loss	(31)	(24)	240

Total reclassification adjustments	$48	$39	$(381)

Earnings per share

        The weighted average number of shares used for computing basic loss per share for the years ended December 31, 2002, 2001 and 2000 was 1.682 billion, 1.661 billion and 1.272 billion, respectively. The effect of approximately 112 million, 105 million and 135 million of outstanding stock options were excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

Dividends

        We declared and paid dividends of $0.05 and $0.31 per share of common stock during 2001 and 2000, respectively. We did not declare any dividends during 2002.

Note 17: Income Taxes

        The components of the income tax benefit from continuing operations are as follows:

	Year Ended December 31,
	2002	2001	2000
		(As restated see Note 3 and Note 4)
	(Dollars in millions)
Current tax (benefit) provision:
Federal	$(239)	$(492)	$(23)
State and Local	6	—	11

	(233)	(492)	(12)

Deferred tax (benefit) provision:
Federal	(3,301)	(579)	(478)
State and Local	(643)	(186)	(102)
Change in valuation allowance	1,677	—	—

	(2,267)	(765)	(580)

Income tax benefit	$(2,500)	$(1,257)	$(592)

        The effective tax rate for our continuing operations differs from the statutory tax rate as follows:

	Year Ended December 31,
	2002	2001	2000
		(As restated see Note 3 and Note 4)
	(in percent)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	2.1	1.6	2.9
Non-deductible KPNQwest investment writedown and losses	(1.5)	(16.6)	(1.6)
Non-deductible goodwill impairment and amortization	(14.8)	(3.8)	(6.4)
Non-deductible Merger-related charges	—	—	(1.0)
Other	(0.1)	0.8	0.2
Change in valuation allowance, State and Federal	(8.3)	—	—

Effective income tax rate	12.4%	17.0%	29.1%

        The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001	2000
		As restated (see Note 3 and Note 4)
	(Dollars in millions)
Net operating loss carryforward	$2,028	$2,274	$882
Post-retirement benefits and pensions	737	636	757
State deferred taxes-net of federal effect	372	358	262
Property, plant and equipment	164	—	—
Revenue recognition	—	—	217
Deferred compensation	—	104	126
Other	496	471	451

	3,797	3,843	2,695
Valuation allowance on deferred tax assets	(1,677)	—	—

Total deferred tax assets	2,120	3,843	2,695
Property, plant and equipment	—	(2,616)	(2,415)
Intangible assets	—	(849)	(484)
State deferred taxes-net of federal effect	(80)	(392)	(342)
Revenue recognition	(241)	(154)	—
Other	(503)	(211)	(282)

Total deferred tax liabilities	(824)	(4,222)	(3,523)

Net deferred tax assets (liabilities)	$1,296	$(379)	$(828)

        We received $272 million and $574 million in net income tax refunds in 2002 and 2001 and made net cash payments of $86 million in 2000.

        As of December 31, 2002, we had a net operating loss carryforward of $5.8 billion that will expire between 2003 and 2022. We plan on utilizing approximately $3.3 billion of this carryforward in 2003 to offset the gain on the sale of the Dex West business. Unused net operating losses generated by pre-Merger Qwest are subject to special rules in the Internal Revenue Code. IRC Section 382 limits the amount of income that may be offset each year by unused net operating losses arising prior to a merger. The annual limitations are based upon the value of the acquired company at the time of the Merger times the federal long-term tax-exempt interest rate in effect at that date. Any unused limitation may be carried forward and added to the next year's limitations. We do not expect this limitation to impact Qwest's ability to utilize its net operating losses against future taxable income.

        Prior to the purchase of an additional equity interest in KPNQwest in November 2001, our investment in KPNQwest was deemed a foreign corporate joint venture whose basis difference was exempt from the recording of a deferred tax liability. At the end of 2001, the remaining unrecorded deferred tax liability associated with that exempt basis difference was $322 million. In 2002, the remaining book investment in KPNQwest was written off resulting in a $124 million deferred tax asset, which was recorded. We also own a foreign subsidiary with a deductible temporary basis difference for which a $19 million deferred tax asset has not been recorded because the basis difference is essentially permanent in duration and it is not apparent that it will be deducted in the foreseeable future.

        In the second quarter of 2002, we recorded a non-cash charge of $1.677 billion, to establish a valuation allowance against the 2002 net federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Our losses in recent years coupled with the asset impairments in 2002 represented sufficient negative evidence to require a valuation allowance under SFAS No. 109. We intend to maintain the valuation allowance until sufficient positive evidence exists to support realization of the federal and state deferred tax assets.

        We had unamortized investment tax credits of $104 million, $119 million, and $151 million as of December 31, 2002, 2001 and 2000, respectively, included in other long-term liabilities on our consolidated balance sheets and as discussed in Note 2—Summary of Significant Accounting Policies, these are amortized over the life of the related asset. At the end of 2002 we also have $56 million ($34 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2010 and 2015 if not utilized.

Note 18: Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires that those enterprises report selected information about operating segments in interim and annual financial reports issued to shareholders. Operating segments are components of an enterprise that engage in business activities from which revenues may be earned and expenses may be incurred, and for which discrete financial information is available and regularly evaluated by the chief operating decision maker ("CODM") of an enterprise.

        In December 2002, our CODM changed the way he views the results of our operations; therefore, we changed our segment reporting effective December 2002 to reflect the manner in which we now manage the business. The CODM of a business represents the highest level of management who is responsible for the overall allocation of resources within the business and assessment of the performance of the business. Our CODM is our Chief Executive Officer. Set forth below is revenue and operating expense information for the years ended December 31, 2002, 2001 and 2000 for three of the four segments utilized at the end of 2002: wireline services, wireless services and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income, which does not include centrally managed costs such as depreciation, amortization, asset impairment charges, restructuring or certain other charges. The fourth segment that we operate is our directory publishing business, which as described in Note 8—Assets Held for Sale including Discontinued Operations, has been classified as discontinued operations and accordingly is not presented in our segment results below.

        Prior to December 2002, we managed our operations primarily from the perspective of the customer groups that used our networks such as consumer, business, and wholesale, except for wireless and directory publishing which we managed as separate operating segments based on the similarity of products and services. Our view as of December 2002 allowed us to better align network infrastructure costs with our revenue segments and manage those costs more effectively. Network infrastructure costs include all engineering expense, design, repair and maintenance costs and all third party facilities costs.

        Between January 1, 2002 and November 30, 2002, we managed our operations primarily from 10 segments. These segments were global business, national business, consumer, wholesale, directory, wireless, local network, worldwide network, facilities costs and other.

        Segment income consists of each segment's revenues and direct expenses. Segment revenues are based on the types of products and services offered as described below. The network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, we do not allocate network infrastructure costs to individual products. Direct administrative costs include customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate, and legal are included in the other services segment. We manage indirect administrative services cost centrally; consequently, the costs are not allocated to the wireline or wireless services segments. Similarly, depreciation, amortization, interest expense, interest income and other income (expense) are not allocated to our operating segments.

        Our wireline services segment includes revenues from the provision of voice, data and Internet services. Voice services consist of local voice services (such as basic local exchange services), long-distance voice services (such as IntraLATA long-distance services and InterLATA long-distance services) and other voice services (such as operator services, public telephone service, enhanced voice services and customer premises equipment, or CPE). Voice services revenues are also generated on a wholesale basis from switched-access service revenues (which are revenues generated principally from charges to interexchange carriers, or IXCs, for use of our local network to connect their customers to their long distance networks. An IXC is a telecommunications company that provides long-distance services to end-users by handling calls that are made from a phone exchange in one local access transport area, or LATA, to an exchange in another LATA, wholesale long-distance service revenues (included in long-distance services revenues) and wholesale access revenues (included in local voice services revenues). Data and Internet services includes data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode, or ATM and related CPE) and Internet services (such as Digital Subscriber Line, or DSL, dedicated Internet access, or DIA, virtual private network, or VPN, Internet dial access, web hosting, professional services and related CPE). Revenues from optical capacity transactions are also included in revenues from data services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge, or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC, which holds 10 MHz licenses to provide Personal Communications Service, or PCS, in most markets in our local service area. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone.

        Our other services segment consists of revenues and expenses from other operating segments and functional departments that do not meet the quantitative threshold requirements of SFAS No. 131. Other services revenue is predominately derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for functions such as finance, information technology, legal, marketing services and human resources, which we centrally manage.

        Information for all periods has been conformed to the 2002 presentation, as described above. Other than as already described herein, the accounting principles used are the same as those used in our consolidated financial statements. The revenues shown below for each segment are derived from transactions with external customers. Internally, we do not separately track the total assets of our wireline or other segments. As such, total asset information for the three segments shown below is not presented.

	For the Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Operating revenues:
Wireline services	$14,634	$15,777	$13,675
Wireless services	694	688	422
Other services	57	59	51

Total operating revenues	$15,385	$16,524	$14,148

Operating expenses:
Wireline services	$8,122	$9,104	$6,395
Wireless services	506	751	527
Other services	2,617	2,291	2,339

Total segment expenses	$11,245	$12,146	$9,261

Segment income (loss):
Wireline services	$6,512	$6,673	$7,280
Wireless services	188	(63)	(105)
Other services	(2,560)	(2,232)	(2,288)

Total segment income	$4,140	$4,378	$4,887

Capital expenditures:
Wireline	$1,833	$7,146	$6,037
Wireless	55	310	321
Other	903	967	1,059

Total capital expenditures	2,791	8,423	7,417
Non-cash investing activities	(27)	(381)	(282)

Total cash capital expenditures	$2,764	$8,042	$7,135

        The following table reconciles segment operating income to net loss for each of the years ended December 31, 2002, 2001 and 2000:

	For the Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Segment income	$4,140	$4,378	$4,887
Depreciation	(3,268)	(3,704)	(2,555)
Goodwill and other intangible assets amortization	(579)	(1,660)	(785)
Goodwill impairment charge	(8,483)	—	—
Asset impairment charges	(10,525)	(251)	(340)
Restructuring and other charges	(235)	(816)	—
Merger-related (charges) credits	53	(321)	(1,481)
Total other expense- net	(1,228)	(5,021)	(1,760)
Income tax benefit	2,500	1,257	592
Income and gain from sale of discontinued operations	1,957	511	446
Cumulative effect of accounting change	(22,800)	24	(41)

Net loss	$(38,468)	$(5,603)	$(1,037)

        Set forth below is revenue information for the years ended December 31, 2002, 2001 and 2000 for revenues derived from external customers for our products and services.

	For the Year Ended December 31,
	2002	2001	2000
		(As restated, see Note 3)
	(Dollars in millions)
Operating revenues:
Wireline voice services	$10,815	$11,876	$10,955
Wireline data and Internet services and other	3,819	3,901	2,720
Wireless services	694	688	422
Other services	57	59	51

Total operating revenues	$15,385	$16,524	$14,148

        We provide a variety of telecommunications services on a national and international basis to global and national businesses, small businesses, governmental agencies and residential customers. It is impractical for us to provide revenue information about geographic areas.

        We do not have any single major customer that provides more than ten percent of the total of our revenues derived from external customers.

Note 19: Related Party Transactions

        As discussed in Note 10—Investments, pre-Merger Qwest and ADMI, a subsidiary of Anschutz Company, formed QDM in October 1999. At inception, pre-Merger Qwest and ADMI each owned 50% equity and voting interest in QDM. In June 2000, pre-Merger Qwest acquired an additional 25% interest in QDM directly from ADMI. Following this transaction, pre-Merger Qwest owned a 75% economic interest and 50% voting interest in QDM, and ADMI owned the remaining 25% economic interest and 50% voting interest.

        In January 2002, we and ADMI each loaned QDM approximately $1.3 million. In February 2002, in conjunction with ADMI, we agreed to cease the operations of QDM. This resulted in an impairment charge in our 2002 consolidated statement of operations for the carrying amount of our investment in QDM of $2 million. During the remainder of 2002, we loaned QDM an additional $3.8 million and ADMI loaned QDM $300,000. As of December 31, 2002, the aggregate principal and accrued interest outstanding on loans to QDM from us and ADMI was $12.4 million and $4.4 million, respectively.

        As discussed in Note 10—Investments, we entered into a long term Master Services Agreement with QDM under which QDM agreed to purchase telecommunications services from us. QDM made purchases of $0.7 million, $3.3 million and $1.4 million during 2002, 2001 and 2000, respectively.

        In October 1999, pre-Merger Qwest agreed to purchase certain telephony-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. During 2002, 2001 and 2000, respectively, we paid $0, $2.0 million, and $2.1 million in interest, and $0, $340,000, and $0 in principal, on the note. At December 31, 2002, the outstanding accrued interest on the note was $2.4 million and the outstanding principal balance on the note was $33.7 million.

        As discussed in Note 10—Investments, pre-Merger Qwest and KPN formed KPNQwest in April 1999. In November 2001, we purchased approximately 14 million additional shares and Anschutz Company purchased approximately six million shares of KPNQwest common stock from KPN for $4.58 per share. Anschutz Company's stock purchase was at our request and with the approval of the disinterested members of our Board of Directors. After giving effect to this transaction, we held approximately 47.5% of KPNQwest's outstanding shares.

        During 2002, 2001 and 2000, we entered into several transactions with KPNQwest for the purchase and sale of optical capacity assets and the provisioning of services, including but not limited to private line, web hosting, IP transit and DIA. We made purchases of these assets and services from KPNQwest totaling $169 million, $218 million and $70 million in 2002, 2001 and 2000, respectively. We recognized revenue on products and services sold to KPNQwest in the amount of $12 million, $18 million and $26 million in 2002, 2001 and 2000, respectively. At December 31, 2002, 2001 and 2000, Qwest had a receivable from KPNQwest for these products and services of $5 million, $12 million and $3 million, respectively. Due to KPNQwest's bankruptcy, the full amount of the balance outstanding as of December 31, 2002 is provided for in our allowance for doubtful accounts. Pricing for these services was based on what we believed to be the fair market value at the time the transactions were consummated. Some of KPNQwest's sales to us were in accordance with the distribution agreement with KPNQwest, whereby we were, in certain circumstances, the exclusive distributor of certain of KPNQwest's services in North America. As of December 31, 2001, we had a remaining commitment to purchase up to 81 million Euros (or $72 million based on a conversion rate at December 31, 2001) worth of network capacity through 2002 from KPNQwest. In connection with KPNQwest's bankruptcy, as discussed in Note 10—Investments, the purchase commitment terminated during June 2002.

        In March 2002, KPNQwest acquired certain assets of Global TeleSystems Europe B.V. ("GTS") for convertible notes of KPNQwest with a face amount of 211 million Euros ($186 million based on a conversion rate at March 18, 2002), among other consideration, under an agreement entered into in October 2001. As disclosed to our Board of Directors, a subsidiary of Anschutz Company had become a creditor of GTS in 2001. We understand that in 2002 and 2001, as part of a group of GTS bondholders, an Anschutz Company subsidiary also provided interim financing to GTS. In connection with the consummation of KPNQwest's acquisition of the GTS assets, the Anschutz Company subsidiary received a distribution of notes with a face amount of approximately 37 million Euros ($33 million based on a conversion rate at March 18, 2002). We understand that the allocation of notes to the Anschutz Company subsidiary was determined by a creditor committee for GTS which did not include any representatives of Anschutz Company, and neither the KPNQwest notes nor the shares referenced above, both of which are still held by Anschutz Company, have any current value.

        In 2000, Qwest decided to sell an aircraft and purchase a different aircraft. Qwest decided to do so in the form of a "like-kind exchange" transaction under Section 1031 of the Internal Revenue Code, as amended. A like-kind exchange transaction is one in which a company sells an asset and purchases a similar, or like-kind, asset. In order to qualify as a like-kind exchange, the sale of the old asset and the purchase of the new asset must take place within six months of each other. In November 2000, Qwest engaged a third party to facilitate the aircraft exchange, and in December 2000, transferred its aircraft to this party and acquired from the same party another aircraft, which it had acquired on Qwest's behalf. Qwest also began marketing the aircraft it intended to sell through an aircraft broker. At the end of March 2001, Qwest received an offer from an independent third party to purchase the aircraft for $7.65 million. However, the sale was not completed because the third party failed to consummate the purchase. In early May 2001, after Qwest had not found another party to acquire the aircraft it intended to sell, and as the six-month period to complete the like-kind exchange was nearing an end, a subsidiary of Anschutz Company agreed to purchase the aircraft for $7.6 million, which resulted in significant tax deferrals and savings for Qwest. This transaction was approved by the disinterested members of our board of directors.

        We loaned Afshin Mohebbi, one of our former officers, $600,000 under a promissory note dated May 18, 1999. The loan was unsecured and did not bear interest. The promissory note provided that the principal amount was to be forgiven in 36 equal monthly increments beginning July 1, 1999 and ending on June 1, 2002. Effective April 1, 2002, we loaned Mr. Mohebbi an additional $4 million, which bears interest at the rate of 5.54%, compounded semi-annually. Mr. Mohebbi has agreed to use a portion of the loan to pay the premium on a life insurance policy covering his life. The outstanding principal balance of the loan, together with any accrued and unpaid interest thereon, will be due and payable within 90 days following Mr. Mohebbi's death or earlier upon the occurrence of any transfer or surrender of the life insurance policy, any borrowing against or withdrawals of cash from the policy, any pledge of or encumbrance on the policy, or any reduction in the face amount of the policy that results in a distribution of cash value. Mr. Mohebbi is the owner of the life insurance policy.

Note 20: Commitments and Contingencies

Commitments

Future contractual obligations

        The following table summarizes our future contractual cash obligations, including interest due, as of December 31, 2002:

	Payments Due by Period
	Total	1 Year	Year 2	Year 3	Year 4	Year 5	After 5 Years
	(Dollars in millions)
Future Contractual Cash Obligations
Long-term debt (Note 11—Borrowings)	$22,496	$2,679	$1,837	$2,133	$887	$1,076	$13,884
Capital lease obligations	176	97	30	12	4	4	29
Operating leases	3,278	304	296	284	251	236	1,907
Purchase commitment obligations:
Telecommunications commitments	2,735	1,085	840	513	274	4	19
IRU operating and maintenance obligations	1,200	62	59	59	58	57	905
Advertising and promotion	575	168	70	63	32	24	218

Total future contractual cash obligations	$30,460	$4,395	$3,132	$3,064	$1,506	$1,401	$16,962

  Capital leases

        We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2002, 2001 and 2000 were $36 million, $1.215 billion and $629 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $391 million, $2.011 billion and $965 million of cost less accumulated amortization of $191 million, $362 million and $246 million at December 31, 2002, 2001 and 2000, respectively.

        The future minimum payments under capital leases as of December 31, 2002 are reconciled to our balance sheet as follows:

(Dollars in millions)
Total minimum payments	$176
Less: amount representing interest	(25)

Present value of minimum payments	151
Less: current portion	(85)

Long-term portion	$66

  Operating leases

        Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense, net of sublease rentals, under these operating leases was $504 million, $696 million and $528 million during 2002, 2001 and 2000, respectively. Minimum operating lease payments have not been reduced by minimum sublease rentals of $164 million due in the future under non-cancelable subleases. In 2002, 2001 and 2000, contingent rentals representing the difference between the fixed and variable rental payments were not material.

  Purchase commitment obligations

        We have purchase commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment primarily through December 31, 2006. These commitments require us to maintain minimum monthly and/or annual billings, in certain cases based on usage. We believe we will meet substantially all minimum payment commitments. In the unlikely event that the requirements are not met, we will record the appropriate charges. Also included in the telecommunications commitments are purchase commitments that we entered into with certain telecommunications services companies, including KMC and Calpoint, in connection with sales of equipment to those entities at the time we entered into facilities management service agreements with them.

        In connection with the KMC and Calpoint arrangements, we also agreed to pay the monthly service fees directly to trustees that serve as paying agents on debt instruments issued by special purpose entities sponsored by KMC and Calpoint. These unconditional purchase obligations require us to pay at least 75% of the monthly service fees for the entire term of the agreements, regardless of whether KMC or Calpoint provide us services. Our remaining unconditional purchase obligations under these agreements were $1.04 billion at December 31, 2002.

        As part of our internal analysis we have identified additional telecommunications commitments that were not included in the quantification of our telecommunications commitments previously reported by us. Also, we determined that the amounts previously reported for KMC and Calpoint included the unconditional purchase obligation but did not include the additional minimum 25% monthly commitment beyond that. Costs for these additional monthly commitments were appropriately included as cost of goods sold in our consolidated statements of operations or capital expenditures in our consolidated statements of cash flows.

        A portion of our fiber optic broadband network includes facilities that were purchased or are leased from third parties. These agreements are generally 20 to 25 years in length and generally include the requirement for us to pay operating and maintenance fees to a third party for the term of the agreement.

        Concurrent with the closing of the sale of the Dex East business, we also entered into an advertising and telecommunications purchase commitment with the Buyer. Pursuant to that commitment, we agreed to purchase from the Buyer at least $20 million of advertising per year for 15 years (which did not increase upon the sale of the Dex West business) and the Buyer agreed to exclusively purchase from us those telecommunication services that it uses from time to time during this same period, subject to availability from us. In addition, we have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising with online service providers as well as marketing at sports arenas, stadiums and other venues and events through 2015.

Letters of credit and guarantees

        We maintain letter of credit arrangements with various financial institutions for up to $67 million. At December 31, 2002, the amount of letters of credit outstanding was $67 million and we had outstanding guarantees of approximately $2 million.

Contingencies

        Rights of Way.    We have transferred optical capacity assets on our network primarily to other telecommunications service carriers in the form of IRU transactions involving specific channels on our "lit" network or specific dark fiber strands. These IRUs provide for the exclusive right to use a specified amount of capacity or fiber for a specified period reflecting the estimated useful life of the optical capacity asset, typically 20 years or more. Typically, at or before the end of the IRU term, ownership to the optical capacity asset will have passed to the customer. Our fiber optic broadband network is generally located in real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of such agreements, due to their termination or their expiration. If we lose any such rights of way and are unable to renew them, we may find it necessary to move or replace the affected portions of the network. However, we do not expect any material adverse impacts as a result of the loss of any such rights.

Investigations

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation initiated on March 8, 2002. We are continuing in our efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified Qwest accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in this Form 10-K. See Note 3—Restatement of Results above for more information about our restatement. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of us. We believe the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC. We are continuing in our efforts to cooperate fully with the U.S. Attorney's Office in its investigation.

        While we are continuing in our efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, we cannot predict the outcome of those investigations. We are currently in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of us. Such discussions are preliminary and we cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. We would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of a civil penalty, the amount of which could be material, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our acquisition of U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration ("GSA"), the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. Recently, the Inspector General of the GSA referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We have been informed that the basis for the referral is last February's indictment against four former employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint filed the same day by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. We are cooperating fully with the GSA and believe that we will remain a supplier of the government, although we cannot predict the outcome of this referral.

Securities actions and derivative actions

        Since July 27, 2001, thirteen putative class action complaints have been filed in federal district court in Colorado against us alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action (the "consolidated securities action"). Plaintiffs in the consolidated securities action name as defendants in the Fourth Consolidated Amended Class Action Complaint ("Fourth Consolidated Complaint"), which was filed on or about August 21, 2002, us, our former Chairman and Chief Executive Officer, Joseph P. Nacchio, our former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of our former officers and current directors, and Arthur Andersen LLP. The Fourth Consolidated Complaint is purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002, and alleges, among other things, that during the putative class period, we and certain of the individual defendants made materially false statements regarding the results of our operations in violation of section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that during the putative class period, certain of the individual defendants sold some of their shares of our common stock in violation of section 20A of the Exchange Act. The Fourth Consolidated Complaint also alleges that our financial results during the putative class period and statements regarding those results were false and misleading due to the alleged: (i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability, and (iv) misstatement of certain assets and liabilities. The Fourth Consolidated Complaint further alleges that we and certain of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the "1933 Act"), and that certain of the individual defendants are liable as control persons under Section 15 of the 1933 Act by preparing and disseminating false registration statements and prospectuses for: (1) the registration of 897,907,706 shares of our common stock to be issued to U S WEST shareholders dated June 21, 1999, as amended August 13, 1999 and September 17, 1999; (2) the exchange of $3.25 billion of our notes dated July 12, 2001; and (3) the exchange of $3.75 billion of our notes dated October 30, 2001. The Fourth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. On September 20, 2002, both we and the individual defendants filed motions to dismiss the Fourth Consolidated Complaint. Those motions are currently pending before the court. On November 4, 2002, lead plaintiffs in the consolidated securities action filed a motion for a temporary restraining order and preliminary injunction seeking to enjoin the Dex Sale or, in the alternative, to place the proceeds of such sale in a constructive trust for the benefit of the plaintiffs. The court denied both motions.

        On October 22, 2001, an alleged derivative lawsuit was filed in the United States District Court for the District of Colorado, naming as defendants each of the then members of our Board of Directors, and naming us as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges, among other things, that the Board members intentionally or negligently breached their fiduciary duties to us by failing to oversee implementation of securities laws that prohibit insider trading. The derivative complaint also alleges that the Board members breached their fiduciary duties to us by causing or permitting us to commit alleged securities violations, thus (i) causing us to be sued for such violations, and (ii) subjecting us to adverse publicity, increasing our cost of raising capital and impairing earnings. The derivative complaint further alleges that certain directors sold shares between April 26, 2001 and May 15, 2001 using non-public information about us. On or about October 31, 2001, the court filed an order consolidating this derivative lawsuit with the consolidated securities action. In December 2001, the derivative lawsuit was stayed, pending further order of the court, based on the fact that the merits of the derivative lawsuit are intertwined with the resolution of the consolidated securities action. In March 2002, plaintiffs filed a first amended derivative complaint. The first amended derivative complaint adds allegations relating to the disclosures of our consolidated financial results from April 2000 through February 2002. On or about November 5, 2002, plaintiffs filed a second amended derivative complaint. The second amended complaint adds as defendants to the lawsuit certain former officers, including Robin R. Szeliga, Robert S. Woodruff, and others. The second amended complaint contains allegations in addition to those set forth in the prior complaints, stating, among other things that (i) certain officers and/or directors traded our stock while in the possession of inside information, and (ii) certain officers and/or directors caused the restatement of more than $1 billion in revenue by concealing improper accounting practices. Plaintiffs seek, among other remedies, disgorgement of alleged insider trading profits. The lawsuit remains stayed.

        On March 6, 2002, an alleged derivative lawsuit was filed in the District Court for the City and County of Denver, naming as defendants each of the then members of our Board of Directors, certain former officers of ours and Arthur Andersen LLP. We are named as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges that the Board members intentionally or recklessly breached their fiduciary duties to us by causing or allowing us to issue financial disclosures that were false or misleading. Plaintiffs seek unspecified damages on our behalf against the defendants. On July 2, 2002, this state court derivative lawsuit was stayed pending further order of the court. On or about August 1, 2003, the plaintiffs filed an amended derivative complaint, which does not contain claims against our former officers and Arthur Andersen, but continues to assert claims against the Board defendants. In the amended complaint, the plaintiffs allege, among other things, that the individual defendants abdicated their duty to implement and maintain an adequate internal accounting control system and thus allegedly violated (i) their fiduciary duties of loyalty and good faith; (ii) GAAP; and (iii) our Audit Committee's charter (which requires, among other things, that our Audit Committee serve as an independent and objective party to monitor our financial reporting and internal control system). The amended complaint also states new claims against Mr. Nacchio for his alleged breach of fiduciary duties. Plaintiffs seek a court order requiring that Mr. Nacchio disgorge to us all of his 2001 compensation, including salary, bonus, long-term incentive payouts and stock options. In addition, the plaintiffs contend that Mr. Nacchio breached his fiduciary duties to us by virtue of his sales of our stock allegedly made using his knowledge of material non-public information. The plaintiffs seek the imposition of a constructive trust on any profits Mr. Nacchio obtained by virtue of these sales.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans (the "Plan") from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated, and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint described below. We expect the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The consolidated amended complaint filed on July 5, 2002 (the "consolidated ERISA action") names as defendants, among others, us, several former and current directors, officers and employees, Qwest Asset Management, the Plan's Investment Committee, and the Plan Administrative Committee of the pre-Merger Qwest Communications 401(k) Savings Plan. Plaintiffs filed a Second Amended and Consolidated Complaint on May 21, 2003, naming as additional defendants a former employee and Qwest's Plan Design Committee. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act ("ERISA"), alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in our stock, requiring certain participants in the Plan to hold the matching contributions received from us in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in our stock, continuing to offer our stock as an investment option under the Plan, failing to investigate the effect of the U S WEST Merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring our stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of our financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and we have opposed that motion, which is pending before the court. Defendants filed motions to dismiss the consolidated ERISA action on August 22, 2002. Those motions are also pending before the court.

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio, and Robin R. Szeliga on behalf of purchasers of our stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that we and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST Merger, to make us appear successful, and to inflate the value of our stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the 1933 Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains, and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified above. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

        On August 9, 2002, an alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware, naming as defendants each of the then members of our Board of Directors and our current Chief Financial Officer, Oren G. Shaffer, and naming us as a nominal defendant. On or about September 16, 2002, an amended complaint was filed in the action, naming the same defendants except

Mr. Shaffer, who is no longer a defendant in the action. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. That lawsuit names as defendants our former Chairman and Chief Executive Officer, Joseph P. Nacchio, our former Chief Financial Officer, Robert S. Woodruff, former Board member, Marilyn Carlson Nelson, and each of the then members of our Board of Directors and names us as a nominal defendant. On October 30, 2002, these two alleged derivative lawsuits were consolidated, and an amended complaint (the "Second Amended Complaint") was later filed on or about January 23, 2003, and names as defendants the current members of our Board of Directors, former Board member Hank Brown, our former Chief Executive Officer, Joseph P. Nacchio, and our former Chief Financial Officer, Robert Woodruff, and names us as a nominal defendant. In the Second Amended Complaint, the plaintiffs allege, among other things, that the individual defendants (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in our stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within Qwest, resulting in exposure to us; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through our investment bankers; and (iv) improperly awarded severance payments of $13 million to our former Chief Executive Officer, Mr. Nacchio. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, and all costs including legal and accounting fees. Plaintiffs have also requested, among other things, that the individual defendants compensate us for any insider-trading profits. Plaintiffs likewise allege that we are entitled to contribution and indemnification by each of the individual defendants. Plaintiffs request that the court cancel all unexercised stock options awarded to Messrs. Nacchio and Woodruff to which they were not entitled, that the defendants return to us all salaries and other remuneration paid to them by us during the time they breached their fiduciary duties, and that the court order the defendants to enforce policies, practices and procedures on behalf of us designed to detect and prevent illegal conduct by our employees and representatives. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. That motion is pending before the court.

        On November 22, 2002, plaintiff Stephen Weseley IRA Rollover filed a purported derivative lawsuit in Denver District Court, naming as defendants each of the then members of our Board of Directors, certain of our former officers, Anschutz Company and us as a nominal defendant. Plaintiff alleges, among other things, that the director defendants breached their fiduciary duties to us and damaged us by deliberately in bad faith or recklessly (i) implementing a sham system of internal controls completely inadequate to ensure proper recognition of revenue; (ii) causing us to issue false and misleading statements and financial results to the market regarding our earnings, revenues, business and investments; (iii) exposing us to massive liability for securities fraud; (iv) damaging our reputation; and (v) trading our shares while in possession of material, non-public information regarding our true financial condition. The complaint purports to state causes of action for breach of fiduciary duty, gross negligence, unjust enrichment against some of our former officers and breach of contract and breach of the duty of loyalty/insider trader trading against several of our former officers and former and current directors. On or about January 7, 2003, plaintiff's counsel filed a proposed amended complaint which substitutes a new plaintiff, Thomas R. Strauss, and adds another former officer as a defendant. In the amended complaint, plaintiff seeks (i) disgorgement of bonuses and other incentive compensation paid to certain defendants; (ii) any profits that certain defendants made by virtue of their alleged trading on material, inside information; and (iii) other damages. By order dated January 9, 2003, the court permitted the substitution and Strauss became the plaintiff in this lawsuit under the amended complaint.

        On December 10, 2002, the California State Teachers' Retirement System ("CalSTRS") filed suit against us, certain of our former officers and certain of our current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in our equity and debt securities. The complaint alleges, among other things, that in press releases and other public statements, defendants represented that we were one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. CalSTRS alleges that defendants were engaged, however, "in a scheme to falsely inflate Qwest's revenues and decrease its expenses so that Qwest would appear more successful than it actually was." The complaint purports to state causes of action against us for (i) violation of California Corporations Code Section 25400 et seq. (securities laws) (seeking, among other damages, the difference between the price at which CalSTRS sold our notes and stock and their true value); (ii) violation of California Corporations Code Section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs. We and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, the plaintiff voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against us with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them, and it has modified its allegation against us for breach of fiduciary duty to an allegation of aiding and abetting breach of fiduciary duty. We have filed a second demurrer, seeking to dismiss the allegation of aiding and abetting breach of fiduciary duty. The court has not ruled on this demurrer.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment) ("New Jersey"), filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. New Jersey alleges, among other things, that we, certain of our former officers and certain current directors and Arthur Andersen, LLP caused our stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about our business, revenues and profits. As a result, New Jersey contends that it incurred tens of millions of dollars in losses. New Jersey's complaint purports to state causes of action against us for: (i) fraud; (ii) negligent misrepresentation; and (iii) breach of fiduciary duty. Among other requested relief, New Jersey seeks from defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. In March 2003, we filed a motion to dismiss plaintiff's complaint. That motion has been fully briefed by the parties and is pending before the court.

        The consolidated securities action, the consolidated ERISA action, and the CalSTRS and New Jersey actions described above and the State Universities Retirement System of Illinois ("SURSI") action described in Note 21—Subsequent Events—Contingencies present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of the restatements that we are making in this report affect the risk presented by these cases. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and we have not yet conducted discovery on these and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. Any settlement of or judgment on one or more of these claims could be material, and we cannot give any assurance that we would have the resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

Regulatory matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other CLECs. On October 21, 2002, the Minnesota Commission adopted in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under Section 252 of the Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeod USA ("McLeod") and Eschelon Telecom, Inc. ("Eschelon"), discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

        On February 28, 2003, the Minnesota Commission issued its initial, written decision imposing fines and penalties, which was later revised on April 8, 2003 to include a fine of nearly $26 million and ordered us to:

  •
  grant a 10% discount off all intrastate Minnesota wholesale services to all carriers other than Eschelon and McLeod; this discount would be applicable to purchases made by these carriers during the period beginning on November 15, 2000 and ending on May 15, 2002;

  •
  grant all carriers other than Eschelon and McLeod monthly credits of $13 to $16 per UNE-P line (subject to certain offsets) during the months of November 2000 through February 2001;

  •
  pay all carriers other than Eschelon and McLeod monthly credits of $2 per access line (subject to certain offsets) during the months of July 2001 through February 2002; and

  •
  allow CLECs to opt-in to agreements the Minnesota Commission determined should have been publicly filed.

        The Minnesota Commission issued its final, written decision setting forth the penalties described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. On July 25, 2003, we entered into a settlement with the staff of the Arizona Corporation Commission to settle this and several other proceedings. The proposed settlement, which must be approved by the Arizona Commission, requires that we provide approximately $21 million in consideration in the form of a voluntary contribution to the Arizona State Treasury, contributions to certain organizations and/or infrastructure investments and refunds in the form of bill credits to CLECs. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. Colorado has also opened an investigation into these matters. On June 26, 2003, we received from the Federal Communications Commission ("FCC") a letter of inquiry seeking information about these matters. We submitted our initial response to this inquiry on July 31, 2003. The proceedings and investigations in New Mexico, Colorado, Washington and at the FCC could result in the imposition of fines and other penalties against us. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states.

        Illuminet, Inc., a traffic aggregator, and several of its customers have filed complaints with the regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We have sought reconsideration in both states, which was denied. We have perfected an appeal in Nebraska. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds.

        As a part of the approval by the FCC of the U S WEST Merger, the FCC required us to engage an independent auditor to perform an attestation review of our compliance with our divestiture of in-region InterLATA services and our ongoing compliance with Section 271 of the 1996 Telecommunications Act. In 2001, the FCC began an investigation of our compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2001 and 2000. In connection with this investigation, we disclosed certain matters to the FCC that occurred in 2000, 2001, 2002, and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, we made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. Separate from this investigation, we disclosed matters to the FCC in connection with our 2002 compliance audit, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll free services. The FCC has not yet instituted an investigation into the latter categories of matters. If it does so, an investigation could result in the imposition of fines and other penalties against us.

        We have other regulatory actions pending in local regulatory jurisdictions which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Notice of rescission from insurance carriers and demand for arbitration

        On October 17, 2002, we received a Notice and Demand for Arbitration filed with the American Arbitration Association ("AAA") by several of our insurance carriers, including the primary carrier on our Director and Officer ("D&O") Liability insurance policies, the primary carrier on our Employee Benefit Plan Fiduciary Liability insurance policies and several insurance companies that are excess carriers on these policies. The Notice stated that the insurance carriers have determined to rescind their respective policies, and the Demand for Arbitration sought a ruling rescinding the policies based on alleged material misstatements and omissions made in our consolidated financial statements and other publicly filed documents with the SEC. Two other excess carriers filed similar Demands for Arbitration on November 15 and 18, 2002, respectively, and all Demands for Arbitration were consolidated into one AAA proceeding.

        On November 5, 2002, we filed a lawsuit in the Court of Chancery of the State of Delaware to compel non-binding mediation of the dispute and enjoin the carriers from arbitrating the matter, pursuant to provisions in the insurance polices which allow us to choose the form of alternative dispute resolution to resolve coverage disputes. By order dated December 20, 2002, the Court of Chancery permanently enjoined the carriers from pursuing arbitration and directed the carriers to submit to mediation. Following the court's decision, we and the carriers postponed formal mediation and entered into informal discussions in an effort to resolve our disputes. Those discussions are ongoing and include two additional excess carriers that were not parties to the AAA arbitration or the Delaware lawsuit, but have subsequently provided notice to us of rescission or denial of coverage of their respective policies.

        The insurance policies that the carriers seek to rescind comprise: (i) $225 million of the Qwest D&O Liability Runoff Program (for the policy period June 30, 2000 to June 30, 2006), which otherwise provides coverage of up to $250 million for claims that at least in part involve conduct pre-dating the

U S WEST Merger; (ii) $225 million of the Qwest D&O Liability Ongoing Program (for the policy period June 30, 2000 to June 30, 2003), which otherwise provides coverage of up to $250 million for claims exclusively involving post-Merger conduct; and (iii) the Qwest Fiduciary Liability Program (for the policy period June 12, 1998 to June 30, 2003), which otherwise provides coverage of up to $100 million for claims in connection with Employee Benefit Plans. The insurance carriers are seeking to rescind these policies and any coverage that these policies could provide for, among other things, the consolidated securities action, the actions by CalSTRS, New Jersey and SURSI, the Colorado (federal and state) and Delaware derivative actions, the consolidated ERISA action, the SEC investigation, and the U.S. Attorney's Office investigation, which are described above.

        In addition to these attempts to rescind policies issued to us, one carrier that has not attempted to rescind its policies, Twin City Fire Insurance Company, has denied coverage for most of the above-mentioned matters under two excess policies it issued. These two excess policies comprise the remaining $25 million balance of our coverage under each of the D&O Liability insurance programs described in the preceding paragraph. Twin City is also participating in the ongoing discussions between us and our carriers to resolve our disputes.

        In connection with the ongoing discussions with our insurance carriers in an effort to resolve our disputes, we recently reached a preliminary, non-binding agreement which provides, among other things, that we would pay an additional premium in exchange for resolution of the carriers' coverage and other defenses. This preliminary, non-binding agreement is subject to the parties entering into a definitive agreement on or before October 30, 2003 and approval by our Board of Directors.

        We intend to vigorously oppose the insurance carriers' efforts to rescind or otherwise deny coverage under the policies identified above if we are unable to reach a definitive settlement with the carriers. However, there can be no assurance that we will enter into a definitive settlement agreement with the carriers, or that we will not incur a material loss with respect to these matters. While we believe that, in the event the insurance carriers are successful in rescinding coverage, other insurance policies may provide partial coverage. However, there is risk that none of the claims we have made under the Qwest policies described above will be covered by such other policies. In any event, the terms and conditions of the applicable certificates or articles of incorporation, applicable bylaws, applicable law and any applicable agreements may obligate us to indemnify (and advance legal expenses to) our current and former directors, officers, and employees for any liabilities related to these claims.

Other matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against us and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that we have a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In September 2002, we filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions.

        In August 2001, we filed a complaint in state court in Colorado and an arbitration demand against Touch America, Inc. ("Touch America"). In response, also in August 2001, Touch America filed a complaint against us in federal district court in Montana, which was later dismissed. Touch America also filed answers and counterclaims in the arbitration and in the Colorado lawsuit. The disputes between us and Touch America relate to various billing, reimbursement and other commercial disputes in connection with certain agreements entered into on or about June 30, 2000 for the sale to Touch America of our InterLATA business in our local service area (Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington

and Wyoming). Touch America also alleged that we violated state and federal antitrust laws, the Telecommunications Act (including claims alleging that our sale of indefeasible rights of use is in violation of the Telecommunications Act) and our FCC tariff. Each party seeks damages against the other for amounts billed and unpaid and for other disputes. The Colorado lawsuit has not yet progressed beyond a preliminary stage. On March 26, 2003, we received an interim opinion and award in the arbitration filed by us. The arbitrator determined that Touch America is obligated to pay us a net amount of approximately $59.6 million plus interest (in an amount to be determined). The interim opinion and award resolved the majority of issues in the arbitration. However, the arbitrator retained jurisdiction to decide certain issues raised during or immediately after the arbitration hearing, and in some cases to determine whether any further dispute remains on issues the arbitrator had previously addressed. In addition to the litigation and arbitration, Touch America also filed two administrative complaints at the FCC alleging violations of the Telecommunications Act by us. Touch America and we have agreed to resolve all of these matters in a settlement agreement that must be approved by the United States Bankruptcy Court for the District of Delaware, the terms of which are described below. Touch America and we have requested, and the FCC has granted, requests to stay the two FCC complaints pending approval of the settlement agreement by the Bankruptcy Court.

        On June 19, 2003, Touch America filed a voluntary petition commencing a case under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The aforementioned arbitration, Colorado lawsuit, and FCC complaints were stayed either as a result of the filing of Touch America's bankruptcy petition or by subsequent agreement of the parties. Immediately prior to Touch America's bankruptcy filing, Touch America and Qwest negotiated a settlement agreement, the terms of which are memorialized in a Proposal for Global Settlement between Touch America and us dated June 22, 2003 ("Settlement Proposal"). The Settlement Proposal provides for: (a) the mutual general release of some or all claims known or unknown, suspected or unsuspected as of the effective date of the settlement; (b) the immediate termination of proceedings and dismissal with prejudice of all arbitration proceedings, complaints and other proceedings pending before the FCC, and all litigation between Touch America and us: (c) Touch America's forgiveness of a $23 million obligation due from us to Touch America; (d) the adjustment to zero by Touch America and us of all accounts payable and receivable for services delivered one to the other prior to May 31, 2003; (e) our agreement to loan Touch America $10 million under a debtor in possession financing agreement, the balance of which loan will be forgiven by us if the settlement agreement is approved by the bankruptcy court prior to October 31, 2003 or repaid by Touch America if the settlement is not approved; (f) Touch America's agreement to continue to provide or contract for the provisioning of services currently provided to us; and (g) our agreement to purchase certain fiber assets necessary to our in-region operations from Touch America for a total price of $8 million. The terms of the settlement proposal were further detailed and agreed to in the global settlement and release agreement between the debtors and Qwest, dated August 6, 2003.

        A motion for approval of the settlement agreement between Touch America and us was filed August 1, 2003 and is pending. The Creditors Committee has indicated that it has objections to the settlement agreement. In addition, 360 Networks was the successful bidder in a bankruptcy court auction to purchase most of the Touch America assets, including network assets used by Touch America to provide services to Qwest. On September 9, 2003, we reached an interim agreement with 360 Networks, Touch America and the Creditors Committee pursuant to which 360 Networks and Touch America agreed to continue to provide certain of these services. We are working with both the Creditors Committee and 360 Networks to try to address their concerns, while protecting our interests and our customers. However, we can give no assurance that the settlement agreement will be approved on the terms described above or at all.

        From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent),

"cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered), and other sales practices. In December 2001, an administrative law judge recommended to the California Public Utilities Commission that we be assessed a $38 million penalty for alleged slamming and cramming violations. On October 24, 2002, the full California Commission issued a decision reducing the fine to $20.3 million. We have appealed that decision, and the appeal was unsuccessful. Through August 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Florida, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. We may become subject to other investigations or complaints in the future, and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

        Several purported class actions were filed in various courts against us on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in our favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge our right to install our fiber optic cable in railroad rights-of-way and in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges our right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit us to install our fiber optic cable on the plaintiff's property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which our network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio, and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, we filed a proposed settlement of all these matters in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, we cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and engaged in fraudulent behavior in connection with an investment by the plaintiff in securities of KPNQwest. We are a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio, and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest.

        We have built our international network outside North America primarily by entering into long-term agreements to acquire optical capacity assets. We have also acquired some capacity from other telecommunications service carriers within North America under similar contracts. Several of the companies from which we have acquired capacity appear to be in financial difficulty or have filed for bankruptcy protection. Bankruptcy courts have wide discretion and could deny us the continued use of the assets under the optical capacity agreements without relieving us of our obligation to make payments or requiring the refund of amounts previously paid. If such an event were to occur, we would be required to writeoff the cost of the related optical capacity assets and accrue a loss based on the remaining obligation, if any. We believe that we are taking appropriate actions to protect our investments and maintain on-going use of the acquired optical capacity assets. At this time, it is too early to determine what affect the bankruptcies will have with respect to the acquired capacity or our ability to use this acquired optical capacity.

        The IRS has proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves our allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes our allocation of the costs between us and third parties for whom we were building similar network assets during the same time period. Similar claims have been asserted against us with respect to 1997 and 1998, and it is possible that claims could be made against us for other periods. We are contesting these claims and do not believe they will be successful. Even if they are, we believe that any significant tax obligations will be substantially offset as a result of available net operating losses and tax sharing arrangements. However, the ultimate effect of these claims is uncertain.

        We have provided for certain of the above matters under this caption "Other Matters" in our consolidated financial statements as of December 31, 2002. We intend to defend against these matters vigorously. However, the ultimate outcomes of these matters are uncertain and we can give no assurance as to whether or not they will have a material effect on our financial results.

Intellectual property

        We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We also regularly are the subject of allegations that our products or services infringe upon various intellectual property rights, and receive demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending ourself vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights, damages or royalties, this would not have a material adverse effect on us. We have provided for certain of the above intellectual property matters in our consolidated financial statements as of December 31, 2002. Although the ultimate resolution of these claims is uncertain, we do not expect any material adverse impacts as a result of the resolution of these matters.

Note 21: Subsequent Events

Contingencies

        On January 10, 2003, the State Universities Retirement System of Illinois ("SURSI") filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against us, certain of our former officers and certain current directors, and several other defendants, including Arthur Andersen LLP and several investment banks. SURSI alleges that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in our common stock and debt and equity securities. The complaint alleges, among other things, that in press releases and other public statements, defendants represented that we were one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. SURSI alleges that defendants were engaged, however, in a scheme to falsely inflate our revenues and decrease our expenses. The complaint purports to state causes of action against us under: (i) the Illinois Securities Act; (ii) the Illinois Consumer Fraud and Deceptive Business Practice Act; (iii) common law fraud; (iv) common law negligent misrepresentation; and (v) Section 11 of the 1933

Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief including an injunction to freeze or prevent disposition of the defendants' assets and disgorgement. On March 28, 2003, SURSI filed a First Amended Complaint. The amended complaint adds twelve defendants, including one current officer and several of our former officers or employees, Calpoint, KMC, KPNQwest and Koninklijke KPN, N.V. In addition, SURSI supplements its earlier allegations by contending, among other things, that we: (i) improperly recognized $100 million from a transaction involving Genuity in September 2000; (ii) fraudulently recognized $34 million in revenue in the second quarter of 2001 in a transaction involving the Arizona School Facilities Board; and (iii) otherwise improperly accounted for certain revenue in connection with transactions with, among others, Calpoint and KMC. On October 1, 2003, plaintiff filed a motion to dismiss without prejudice its claims against three of the individual defendants and defendant KMC, all of whom had been added as defendants in the First Amended Complaint.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned at our cost onto Sprint's network. We are still evaluating both the operational effects of this new wholesale wireless arrangement and the financial effects; however, due to the anticipated decrease in usage of our own wireless network we anticipate that we will record a charge related to additional impairment of our wireless network during 2003. This impairment charge is currently estimated to be in the range of $200 million to $300 million. We have not adjusted our consolidated financial statements for the year ended December 31, 2002 for any potential impacts of this agreement.

Debt-related matters

        Subsequent to year-end, through September 30, 2003, we exchanged, through direct transactions, $797 million face amount of debt issued by QCF. In the debt-for-equity exchanges, we issued 50 million shares of our common stock out of treasury as well as newly issued shares with an aggregate value of $194 million and recorded a gain on the debt extinguishment of $43.8 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.22 per share to $5.11 per share. In the other exchanges, we exchanged $406 million of new QSC notes similar to the notes issued in December 2002. The debt-for-debt transactions were accounted for in accordance with the guidance in EITF Issue No. 96-19. On the date of the exchange, the present value of the cash flows under the terms of the revised debt instruments were compared to the present value of the remaining cash flows under the original debt instruments. The cash flows were not considered "substantially" different to that of the exchanged debt; therefore, no gain was realized on the exchanges and the difference between the fair value of the new debt and the carrying amount of the exchanged debt of $83 million is being amortized as a credit to interest expense using the effective interest rate method over the life of the new debt.

        On June 9, 2003, QC completed its senior term loan in two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of QC's current indebtedness. The floating rate tranche is non-prepayable for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as the other senior QC indebtedness. The net proceeds were used to refinance QC debt due in 2003 and fund or refinance QC's investment in telecommunications assets.

        The floating rate tranche bears interest at LIBOR plus 4.75% (with a minimum interest rate of 6.50%) per annum and the fixed rate tranche bears interest at 6.95% per annum. The lenders funded the entire principal amount of the loan subject to original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%. Also, in connection with this QC issuance, we reduced our obligation under the QSC Credit Facility by approximately $429 million to a balance of $1.57 billion.

        On August 12, 2003, the $750 million Dex Term Loan was paid in full.

        On September 9, 2003, we completed the sale of the Dex West business. The gross proceeds from the sale of the Dex West business were $4.3 billion and were received in cash. We used approximately $321 million of cash proceeds to reduce our QSC Credit facility obligation to $1.25 billion. We expect to use the balance of the proceeds from the Dex West sale to invest in telecommunications assets and/or to redeem other certain indebtedness.

Other matters

        In September 2003, we restructured our arrangements with Calpoint and another vendor that effectively eliminated our services agreements and settled certain claims of the parties. We paid $174 million to restructure these arrangements but will continue to make payments to a trustee related to the Calpoint agreement for 75% of an unconditional purchase obligation. This obligation will be paid to the trustee ratably through 2006. In connection with these transactions, our third quarter 2003 consolidated financial statements will reflect a liability of $346 million and a pretax charge of $393 million. In addition, we expect to realize a cash savings of approximately $118 million in 2004 as a result of these restructurings and additional cash savings through 2006.

Note 22: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
	(Dollars in millions, except per share amounts)
2002(1)
Revenues	$3,985		$3,915		$3,776		$3,709		$15,385
Operating (loss) income	(89)		(19,265)		76		381		(18,897)
Net (loss) income from continuing operations*	(980)		(17,581)		(118)		1,054		(17,625)
Net (loss) income	(23,650	)(2)	(17,554	)(3)	(2	)(4)	2,738	(5)	(38,468)
Net (loss) income per share from continuing operations*:
Basic and diluted	(0.59)		(10.48)		(0.07)		0.62		(10.48)
Net (loss) income per share:
Basic and diluted	(14.19)		(10.46)		(0.00)		1.61		(22.87)
2001
Revenues	$4,110		$4,070		$4,212		$4,132		$16,524
Operating loss	(267)		(767)		(90)		(1,250)		(2,374)
Net loss from continuing operations*	(609)		(3,835)		(474)		(1,220)		(6,138)
Net loss	(461	)(6)	(3,711	)(7)	(338	)(8)	(1,093	)(9)	(5,603)
Net (loss) income per share from continuing operations*:
Basic and diluted	(0.37)		(2.31)		(0.29)		(0.73)		(3.69)
Net loss per share:
Basic and diluted	(0.28)		(2.23)		(0.20)		(0.66)		(3.37)

*
Income (loss) from continuing operations is before results from discontinued operations and cumulative effect of change in accounting principle.

(1)
Balances for the quarter ended March 31, 2002 have been restated. See discussion of the restatement in Note 3—Restatement of Results. As we have not previously filed our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002, these numbers have not been restated. All amounts for 2001 and 2000 have also been restated.

(2)
Includes an after-tax charge of $614 million for losses and impairment of investment in KPNQwest; after-tax income of $130 million related to the operation of our directory publishing business which was recorded as income from discontinued operations; and an after-tax charge of $22.800 billion relating to the reduction in the carrying value of goodwill recorded as a cumulative effect of adopting SFAS No. 142 effective January 1, 2002.

(3)
Includes an after-tax charge of $8.483 billion for impairment under SFAS No. 142 of the entire remaining balance of goodwill; an after-tax charge of $6.445 billion for the impairment of assets (primarily property, plant and equipment) under SFAS No. 144; an after-tax charge of $452 million for losses and impairment of investment in KPNQwest; a non-cash charge of $1.7 billion to establish a valuation allowance against the 2002 deferred tax assets; and after-tax income of $28 million related to the operation of our directory publishing business which was recorded as income from discontinued operations.

(4)
Includes an after-tax charge of $83 million for restructuring charges and after-tax income of $116 million related to the operation of our directory publishing business which was recorded as income from discontinued operations.

(5)
Includes an after-tax gain of $1.124 billion on the early retirement of debt, and after-tax income and gain of $1.683 billion related to the operation and partial sale of directory publishing services business which was recorded as income and gain from discontinued operations.

(6)
Includes an after-tax amount of $88 million for Merger charges; an after-tax loss of $65 million on sales and write downs on investments; an after-tax loss of $65 million related to the early retirement of debt; and after-tax income of $125 million related to the operation of our directory publishing business which was recorded as income from discontinued operations.

(7)
Includes "catch up" depreciation of $136 million (after-tax) for access lines that were reclassified as "held for use"; an after-tax amount of $208 million for Merger charges; an after-tax charge of $3.059 billion for losses and impairment of investment in KPNQwest; and after-tax income of $123 million related to the operation of our directory publishing business which was recorded as income from discontinued operations.

(8)
Includes after-tax income of $136 million related to the operation of our directory publishing business which was recorded as income from Discontinued Operations.

(9)
Includes an after-tax charge of $104 million primarily for abandonment of web hosting centers and impairment of capitalized software costs; an after-tax amount of $500 million for restructuring charges; a net after-tax credit of $101 million primarily for accrual reversals relating to Merger legal and severance costs; an after-tax charge of $204 million for losses and impairment of investment in KPNQwest; and after-tax income of $127 million related to the operation of our directory publishing business which was recorded as income from discontinued operations.

        The table below reconciles the quarterly information as previously reported to the restated amounts.

	Quarterly Financial Data
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total
	(Dollars in millions, except per share amounts)
2002
Revenues, as previously reported	$4,369	$		$		$		$
Restatement adjustments	27
Reclassification for discontinued operations	(411)
Revenues	3,985		3,915		3,776		3,709		15,385
Operating income, as previously reported	314
Restatement Adjustments	(191)
Reclassification for discontinued operations	(212)
Operating (loss) income	(89)		(19,265)		76		381		(18,897)
Net loss from continuing operations*, as previously reported	(704)
Restatement Adjustments	(146)
Reclassification for discontinued operations	(130)
Net (loss) income from continuing operations*	(980)		(17,581)		(118)		1,054		(17,625)
Net loss, as previously reported	(698)
Restatement Adjustments	(22,952)
Net (loss) income	(23,650)		(17,554)		(2)		2,738		(38,468)
Net (loss) income per share from continuing operations*:
Basic and diluted, as previously reported	(0.42)
Restatement Adjustments	(0.09)
Reclassification for discontinued operations	(0.08)
Basic and diluted	(0.59)		(10.48)		(0.07)		0.62		(10.48)
Net (loss) income per share:
Basic and diluted, as previously reported	(0.42)
Restatement Adjustments	(13.77)
Basic and diluted	(14.19)		(10.46)		(0.00)		1.61		(22.87)
2001
Revenues, as previously reported	$5,051		$5,222		$4,766		$4,656		$19,695
Restatement adjustments	(531)		(752)		(147)		(113)		(1,543)
Reclassification for discontinued operations	(410)		(400)		(407)		(411)		(1,628)
Revenues	4,110		4,070		4,212		4,132		16,524
Operating income, as previously reported	637		135		454		(406)		820
Restatement Adjustments	(700)		(701)		(322)		(632)		(2,355)
Reclassification for discontinued operations	(204)		(201)		(222)		(212)		(839)
Operating loss	(267)		(767)		(90)		(1,250)		(2,374)
Net loss from continuing operations*, as previously reported	(46)		(3,306)		(142)		(529)		(4,023)
Restatement Adjustments	(438)		(406)		(196)		(564)		(1,604)
Reclassification for discontinued operations	(125)		(123)		(136)		(127)		(511)
Net loss from continuing operations*	(609)		(3,835)		(474)		(1,220)		(6,138)
Net loss, as previously reported	(46)		(3,306)		(142)		(529)		(4,023)
Restatement Adjustments	(415)		(405)		(196)		(564)		(1,580)
Net loss	(461)		(3,711)		(338)		(1,093)		(5,603)
Net (loss) income per share from continuing operations*:
Basic and diluted, as previously reported	(0.03)		(1.99)		(0.09)		(0.32)		(2.42)
Restatement Adjustments	(0.27)		(0.25)		(0.12)		(0.33)		(0.96)
Reclassification for discontinued operations	(0.07)		(0.07)		(0.08)		(0.08)		(0.31)
Basic and diluted	(0.37)		(2.31)		(0.29)		(0.73)		(3.69)
Net loss per share:
Basic and diluted, as previously reported	(0.03)		(1.99)		(0.09)		(0.32)		(2.42)
Restatement Adjustments	(0.25)		(0.24)		(0.11)		(0.34)		(0.95)
Basic and diluted	(0.28)		(2.23)		(0.20)		(0.66)		(3.37)

*
Income (loss) from continuing operations is before results from discontinued operations and cumulative effect of change in accounting principle. These amounts are also adjusted to reclassify a previously reported extraordinary loss of the extinguishment of debt to loss from continuing operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Prior to May 29, 2002, we had not engaged independent auditors for 2002. Based on the recommendation of the Audit Committee of our Board of Directors, on May 29, 2002 our Board of Directors decided, effective immediately, not to re-engage Arthur Andersen LLP ("Andersen") as our independent auditor.

        Effective May 29, 2002, our Board of Directors engaged KPMG LLP to serve as our independent auditor for 2002.

        Andersen's reports on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through May 29, 2002, there were (1) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements, and (2) no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

        During the years ended December 31, 2001 and 2000 and prior to May 29, 2002, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

        Following our decision not to re-engage Andersen and the engagement of KPMG, we decided to revise certain of our previous accounting practices and policies. Prior to making these revisions, we sought Andersen's input and cooperation and notified Andersen of our determinations prior to their public announcement. During August 2002, we received a letter from Andersen, indicating its disagreement with our proposed restatement to revise the accounting for: (1) contemporaneous sales and purchases of optical capacity; (2) optical capacity asset sales and (3) revenue recognition for our directory publishing business. Although we have continued to seek Andersen's input following Andersen's letter as we made further determinations about the restatement of these and other issues, we have not responded to the August correspondence from Andersen. Following our notification to Andersen of certain restatement issues we contemplated discussing with the staff of the SEC, during February 2003, we received a second letter from Andersen indicating it had not received a response to its positions, noting Andersen's continued disagreement with our proposed restatement for the items listed above and expressing Andersen's disagreement with the other restatement issues that we had identified. Andersen has not withdrawn its previously issued opinion related to our financial statements for the three years ended December 31, 2001.

ITEM 9A. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion.

        We have completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation has allowed us to make conclusions in 2003, as set forth below, regarding the state of our disclosure controls and procedures as of December 31, 2002. This evaluation included the following actions:

  •
  Beginning in July 2002, our new auditors, KPMG, at the direction of senior management, the Audit Committee and our Board of Directors, conducted a review of our internal controls over financial reporting and communicated to the Audit Committee and senior management its findings with respect to approximately 150 internal control issues.

  •
  Starting in May 2002, our accounting personnel engaged in an extensive effort to analyze and reconcile each of our quarterly balance sheets. These continuing efforts, along with efforts to satisfy the certification requirements under the Sarbanes-Oxley Act of 2002 and related rules, identified a number of the items for review.

  •
  Our internal audit group conducted a comprehensive company-wide risk assessment beginning in the fall of 2002. As part of this assessment, our internal audit group and our controller's organization scrutinized a number of items for potential internal control deficiencies. Our internal audit group also reviewed unresolved issues identified in past internal audits for potential internal control deficiencies.

  •
  Our substantial efforts to restate our 2001 and 2000 financial statements included an effort to identify the internal controls over financial reporting that could or should have prevented or mitigated the error. These efforts and the audit of the restated 2001 and 2000 financial statements were designed to provide reasonable assurance that we have recorded all material adjustments.

        As a result of our efforts in 2002 and 2003 to evaluate the effectiveness of the design and operation of our disclosure controls and procedures, we have now concluded that the following internal control deficiencies constituted "material weaknesses" or "significant deficiencies," as defined under standards established by the American Institute of Certified Public Accountants, during the three fiscal years that were the subject of the audit:

  •
  Deficiencies related to the structure and design of certain financial information and reporting processes. These deficiencies related to our complex multiple practices and processes that were not fully integrated following the Merger. Certain of these deficiencies were a consequence of the manual intervention that became necessary as a result of the lack of complete integration. Among the problems evidencing these deficiencies were those that had occurred in our accounting processes for intercompany transactions, and for the recognition of revenue in the Company's wireless business.

  •
  Deficiencies related to design of policies and execution of processes related to accounting for operating activities. These deficiencies included problems that occurred in our accounting policies and processes for verifying account balances and transactions such as accounts receivable, posting cash to the general ledger, balance sheet reconciliations, facilities costs, and fixed assets and inventory. In 2002 and 2003, we confirmed our restatement findings with detailed activity reconciliations.

  •
  Deficiencies related to inadequate or ineffective policies for complex transactions and certain other matters. These deficiencies related to problems that occurred in accounting for complex transactions and, in connection with our policies and practices for bad debts and collections, accounting for stock options and other equity transactions. In 2002, we implemented a new policy for the initiation and processing of complex transactions and we introduced interim and mitigating controls that address certain of these other issues.

  •
  Deficiencies related to the internal control environment. As a result of the various issues raised in connection with the restatement process, current management has also concluded that deficiencies in the internal control environment (relating to accounting, financial reporting and internal controls) during the three fiscal years subject to audit constituted, at times, a material weakness and, at other times, a significant deficiency. In 2002, the Board appointed new senior management, and the Company undertook subsequent efforts to resolve internal control problems. The Audit Committee and the Company also took steps to address these issues and continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal controls.

        In October 2003, in connection with the delivery of the Statement on Auditing Standards No. 61 report on the audit of our financial statements for 2002 and our restated financial statements for 2001 and 2000, KPMG reported to management and the Audit Committee reportable conditions consistent with the items described above and characterized them as material weaknesses. The Company, in performing its evaluation, also considered KPMG's findings.

        We believe that many of the restatement adjustments are the result of the Company's ineffective internal control policies and procedures, as indicated above. We also believe that, in some cases, certain of our employees did not follow our policies, processes and procedures. We have taken these cases into account when evaluating our responsibilities to restate certain matters that otherwise may not have met quantitative standards of materiality.

        While performing our internal analysis, we identified various transactions in which employees misapplied policies or procedures in a manner that permitted us to prematurely recognize revenue. Our analysis of contemporaneous transfers of optical capacity assets, for example, led us to believe that in some cases the documentation did not properly reflect the timing of the transaction, and in other cases the documentation may not have appropriately reflected statements made to the other party in the transaction. Several employees were disciplined after we determined that they had engaged in misconduct in transactions that allowed us to prematurely recognize revenue.

        We also focused our analysis on instances where some of our employees failed to follow policies, processes and procedures that were in place for transactions involving sales of equipment. The SEC has filed a complaint against some of our former employees, and one current employee, in connection with two of these transactions. In the case of our transaction with Genuity, the SEC has alleged, among other things, that the sale of equipment was not at fair market value and, without the recognition of revenue as previously reported, we would not have met certain analysts' revenue estimates. In our transaction with the Arizona School Facilities Board, the SEC has also alleged, among other things, that without the recognition of the revenue as previously reported we would not have met certain analysts' revenue estimates. We have taken disciplinary action against certain employees who were involved in this transaction.

        In our review of the matters leading to the restatement of our wireless revenue, we determined that some of our employees violated our policies by failing to report known errors to proper management personnel and attempting to correct the errors only prospectively. We have taken disciplinary action against the employees who did not follow our policies.

        Since mid-2002, we have taken a number of steps that will impact the effectiveness of our internal controls, including the following:

  •
  We appointed a new Chairman and Chief Executive Officer ("CEO"), following the resignation of the former Chairman and Chief Executive Officer.

  •
  We appointed a new Chief Financial Officer, a new Senior Vice President—Finance and Controller, and a number of other new individuals in our finance and controller groups. We also restructured the finance group in a manner that places greater emphasis on control and accountability issues.

  •
  After completing an extensive balance sheet review and reconciliation process, we identified improved processes and procedures that have been or are being implemented.

  •
  We substantially increased the number of employees in our internal audit group.

  •
  We appointed a new Chief Compliance Officer who reports to the CEO.

  •
  We improved the effectiveness of our corporate compliance programs. This effort included the hiring of additional personnel and the establishment of a management compliance committee that is staffed by senior-level business unit employees.

  •
  We amended our Code of Conduct and Compliance Policies to include company-wide principles and procedures for maintaining the integrity of our compliance, accounting and reporting systems. We have established compliance training programs in connection with the amended Code of Conduct.

  •
  We reevaluated prior policies and procedures and established new policies and procedures for such matters as complex transactions, account reconciliation procedures and contract management procedures.

  •
  We established a Disclosure Committee, consisting of senior personnel from the business units and the finance and legal groups, and we now follow an extensive review and certification process in connection with our filings with the SEC.

  •
  We have taken advantage of significant outside resources to supplement our finance and controller groups and to support the preparation of financial statements and reports that are to be filed with the SEC.

  •
  We have developed and implemented interim mitigating controls, involving manual procedures by a substantial number of employees, in order to reduce to a low level the risk of material misstatement in the financial statements.

  •
  We modified our Audit Committee Charter so that it complies with the Sarbanes-Oxley Act of 2002 and the rules issued thereunder.

        We believe that these efforts have addressed the material weaknesses and significant deficiencies that affected our internal controls in 2000, 2001 and 2002. The Company continues to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal control environment. However, the Company can give no assurances that all material weaknesses and significant deficiencies have been entirely corrected. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies as described herein and taking into account the efforts to address those deficiencies described herein, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

        Other than as summarized above, since the evaluation date there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls. We will continue to assess our disclosure controls and procedures as we prepare our remaining delinquent filings and will take any further actions that we deem necessary.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

        Below you can find information, including biographical information, about the members of our Board of Directors:

Name	Age(1)	Position	Year Began as Director	Year Term Expires(2)
Philip F. Anschutz(4)(6)(8)	63	Class III Director	1993	2003
Richard C. Notebaert(6)(10)	56	Class III Director	2002	2003
Linda G. Alvarado(3)(9)	52	Class II Director	2000	2005
Craig R. Barrett(6)	64	Class II Director	2000	2005
Thomas J. Donohue(4)(7)(8)	65	Class I Director	2001	2004
Jordan L. Haines(3)(4)(7)(8)(9)	76	Class I Director	1997	2004
Cannon Y. Harvey(7)(8)	62	Class II Director	1996	2005
Peter S. Hellman(3)(9)	53	Class I Director	2000	2004
Vinod Khosla	48	Class I Director	1998	2004
Frank P. Popoff(4)(5)(6)(7)(9)	67	Class III Director	2000	2003
Craig D. Slater(4)(6)(7)	46	Class II Director	1996	2005
W. Thomas Stephens(3)(9)	61	Class II Director	1997	2005

(1)
As of September 30, 2003.

(2)
The current term of the Class III Directors expires at the 2003 Annual Meeting. The term for persons elected at the 2003 Annual Stockholders' Meeting as Class III Directors will expire in 2006.

(3)
Member of the Audit Committee. Peter S. Hellman is the Chairman of the Audit Committee.

(4)
Member of the Compensation and Human Resources Committee. Frank P. Popoff is the Chairman of the Compensation and Human Resources Committee.

(5)
Member of the Equity Incentive Plan Subcommittee of the Compensation and Human Resources Committee. Frank P. Popoff is the Chairman of the Equity Incentive Plan Subcommittee of the Compensation and Human Resources Committee.

(6)
Member of the Executive Committee. Philip F. Anschutz is the Chairman of the Executive Committee.

(7)
Member of the Finance Committee. Craig D. Slater is the Chairman of the Finance Committee.

(8)
Member of the Nominating and Governance Committee. Cannon Y. Harvey is the Chairman of the Nominating and Governance Committee.

(9)
Member of the Ad Hoc Committee. W. Thomas Stephens is the Chairman of the Ad Hoc Committee.

(10)
Under the terms of Mr. Notebaert's employment agreement dated May 14, 2003, we have agreed that, during the term of the agreement and while Mr. Notebaert is employed by us, we will use our best efforts to cause him to be appointed as one of our Class III directors and to include him in the Board's slate of nominees for election as a Class III director at the applicable annual meeting of our stockholders and will recommend to our stockholders that he be elected as a Class III director. Mr. Notebaert's employment agreement is described more fully in Item 11 below under "Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

        Philip F. Anschutz is our founder and served as non-executive Chairman of the Board until June 2002. He has been a director and Chairman of the Board of Anschutz Company, our largest stockholder, for more than five years. Anschutz Company is a holding company for Anschutz's portfolio of companies with holdings in energy, transportation, communications, professional sports, agriculture, entertainment and real estate. Mr. Anschutz is the non-executive Vice Chairman and a director of Union Pacific Corporation, and is a director of Regal Entertainment Group and Pacific Energy GP, Inc., general partner of Pacific Energy Partners, L.P. Mr. Anschutz holds a bachelor's degree in business from the University of Kansas.

        Richard C. Notebaert has been our Chairman and Chief Executive Officer since June 2002. From August 2000 to June 2002, Mr. Notebaert was President and Chief Executive Officer of Tellabs, a communications equipment provider. Prior to that, Mr. Notebaert was Chairman and Chief Executive Officer of Ameritech Corporation from April 1994 to December 1999, and, in his 30-year career with that organization, had numerous other appointments including President of Ameritech Mobile Communications (1986), President of Indiana Bell (1989), President of Ameritech Services (1992), and President and Chief Operating Officer (1993) and President and Chief Executive Officer (1994) of Ameritech Corporation. Ameritech Corporation is a telecommunications provider that was acquired by SBC Communications Inc. in 1999. Mr. Notebaert currently serves as a director of Aon Corporation, Cardinal Health, Inc., and the Denver Center for the Performing Arts. Mr. Notebaert received a bachelor of arts degree in 1969 and an M.B.A. in 1983, both from the University of Wisconsin.

        Linda G. Alvarado has been President and Chief Executive Officer of Alvarado Construction, Inc., a commercial general contractor, construction management, design and build, development and property management company, since 1978. Ms. Alvarado currently serves as a director of 3M Company, Pepsi Bottling Group, Lennox International and Pitney Bowes, Inc. Ms. Alvarado earned a bachelor's degree from Pomona College.

        Craig R. Barrett has been Chief Executive Officer of Intel Corporation since 1998 and a member of the Intel board of directors since 1992. Mr. Barrett held various senior executive positions at Intel from 1984 to 1998, including Executive Vice President and Chief Operating Officer from 1993 to 1997. Mr. Barrett held various technology, engineering and manufacturing management positions with Intel from 1974 to 1984. Intel manufactures computer, networking and communications products. Mr. Barrett was a professor of engineering at Stanford University from 1965 to 1974. Mr. Barrett earned a bachelor's degree, master's degree and a Ph.D. (all in materials science) from Stanford University and is a member of the National Academy of Engineering.

        Thomas J. Donohue has been the President and Chief Executive Officer of the U.S. Chamber of Commerce, a business federation in Washington, D.C., since 1997. He was President and Chief Executive Officer of the American Trucking Association from 1984 to 1997 and an executive with the U.S. Postal Service from 1969 to 1976 and Fairfield University from 1967 to 1969. Mr. Donohue serves on the board of directors of Union Pacific Corporation, XM Satellite Radio Holdings Inc., Sunrise Senior Living Corporation and Marymount University. Mr. Donohue earned a bachelor's degree from St. John's University and an M.B.A. from Adelphi University.

        Jordan L. Haines was the President, Chairman and Chief Executive Officer of Fourth Financial Corporation, a Kansas-based bank holding company, and its subsidiary, Bank IV Wichita, N.A., from

1968 until 1991. Mr. Haines retired from Fourth Financial Corporation in 1991. Mr. Haines earned a bachelor's degree and a J.D. from the University of Kansas.

        Cannon Y. Harvey has been President and Chief Operating Officer of Anschutz Company and The Anschutz Corporation since December 1996. Anschutz Company is the parent company of The Anschutz Corporation and is a holding company for Anschutz's portfolio of companies with holdings in energy, transportation, communications, professional sports, agriculture, entertainment and real estate. From February 1995 until September 1996, he served as Executive Vice President, Finance and Law of Southern Pacific. From March 1989 to February 1995, he held several senior positions at Southern Pacific, including General Counsel. Before joining Southern Pacific, Mr. Harvey was a partner in the law firm of Holme Roberts & Owen LLP for more than 20 years. Mr. Harvey earned a bachelor's degree from the University of Missouri. He also earned a master's degree from Harvard University and an LL.B. degree from Harvard Law School.

        Peter S. Hellman has been the Chief Financial and Administrative Officer of Nordson Corp., a designer, manufacturer and marketer of industrial equipment, since 2000 and a director of that entity since 2001. Mr. Hellman was the President and Chief Operating Officer and a director of TRW, Inc. from 1995 to 1999, the Assistant President of TRW from 1994 to 1995, and Chief Financial Officer of TRW from 1991 to 1994. Mr. Hellman held a variety of positions with BP America from 1979 to 1989 and The Irving Trust Company from 1972 to 1979. Mr. Hellman earned a bachelor's degree from Hobart College and an M.B.A. from Case Western Reserve University.

        Vinod Khosla was a co-founder of Daisy Systems and founding Chief Executive Officer of Sun Microsystems, where he pioneered open systems and commercial RISC processors. Mr. Khosla has also been a general partner of the venture capital firm Kleiner Perkins Caufield & Byers since 1986. He serves on the board of directors of Juniper Networks, Inc. and SEEC Inc., as well as several private companies. Mr. Khosla earned a bachelor of technology degree in electrical engineering from the Indian Institute of Technology in New Delhi and a master's degree in biomedical engineering from Carnegie Mellon University and an M.B.A. from the Stanford Graduate School of Business.

        Frank P. Popoff was Chairman of The Dow Chemical Company, which manufactures chemical, plastic and agricultural products, from 1992 until his retirement in October 2000. From 1987 to 1995, Mr. Popoff served as the Chief Executive Officer of Dow. Mr. Popoff currently serves as a director of American Express Company, Chemical Financial Corporation, Shin-Etsu Chemical Co. Ltd. and United Technologies Corporation. Mr. Popoff earned a bachelor's degree in chemistry and an M.B.A. from Indiana University.

        Craig D. Slater has been President of Anschutz Investment Company since August 1997 and Executive Vice President of Anschutz Company and The Anschutz Corporation since August 1995. Mr. Slater served as Corporate Secretary of Anschutz Company and The Anschutz Corporation from September 1991 to October 1996 and held various other positions with those companies from 1988 to 1995. Anschutz Company is the parent company of Anschutz Investment Company and The Anschutz Corporation and is a holding company for Anschutz's portfolio of companies with holdings in energy, transportation, communications, professional sports, agriculture, entertainment and real estate. He is a director of Forest Oil Corporation and Regal Entertainment Group. Mr. Slater earned a bachelor's degree in accounting from the University of Colorado-Boulder, a master's degree in tax from the University of Denver and a master's degree in finance from the University of Colorado-Denver.

        W. Thomas Stephens served as President, Chief Executive Officer and a director of MacMillan Bloedel Limited, Canada's largest forest products company, from 1996 to 1999. He served from 1986 until his retirement in 1996 as President and Chief Executive Officer of Manville Corporation, an international manufacturing and resources company. He also served as a member of the Manville Corporation board of directors from 1986 to 1996, and served as Chairman of the Board from 1990 to 1996. Mr. Stephens is a director of Trans Canada Pipelines, NorskeCanada (formerly Norske Skog

Canada Ltd.), The Putnam Funds, and Xcel Energy Inc. Mr. Stephens earned a bachelor's and a master's degree in industrial engineering from the University of Arkansas.

Executive Officers and Management

        Below you can find information, including biographical information, about our current executive officers (other than Mr. Notebaert, whose biographical information appears above):

Name	Age(1)	Position
Oren G. Shaffer	61	Vice Chairman and Chief Financial Officer
Clifford S. Holtz	44	Executive Vice President, Business Markets Group
Richard N. Baer	46	Executive Vice President, General Counsel and Corporate Secretary
Paula Kruger	54	Executive Vice President, Consumer Markets Group

(1)
As of September 30, 2003.

        Oren G. Shaffer has been our Vice Chairman and Chief Financial Officer since July 2002. Prior to joining Qwest, Mr. Shaffer was President and Chief Operating Officer of Sorrento Networks, a maker of optical products, beginning in 2000. From 1994 to 2000, he was Chief Financial Officer of Ameritech Corporation, a telecommunications provider that was acquired by SBC Communications Inc. in 1999. He has also served as President of Virgo Cap Inc., an investment firm, and from 1968 to 1992 in various positions (including Executive Vice President, Chief Financial Officer and director) at Goodyear Tire & Rubber Co. Mr. Shaffer serves on the board of directors of The Thai Capital Fund, Inc., The Singapore Fund, Inc. and The Japan Equity Fund, Inc. He holds a bachelor of science degree in business administration from the University of California at Berkeley and an M.S. degree in management from the Massachusetts Institute of Technology.

        Clifford S. Holtz has been our Executive Vice President, Business Markets Group, since July 2002, and previously served as Executive Vice President of National Business Accounts and, prior to that, as Executive Vice President of Small Business Accounts. Prior to joining Qwest in 2001, Mr. Holtz served as Senior Vice President of consumer business at Gateway, Inc., a computer manufacturer, from February 2000 to January 2001. From January 1997 to February 2000, Mr. Holtz was AT&T's President of Metro Markets, a telecommunications business serving small to mid-sized business customers. From June 1984 to January 1997, he also held a variety of general management, operations, strategy, sales and marketing assignments with AT&T. Mr. Holtz earned a bachelor of science degree in business administration from the State University of New York in Albany and an M.B.A. from the University of Chicago.

        Richard N. Baer has been our Executive Vice President, General Counsel and Corporate Secretary since December 2002. Mr. Baer, who joined Qwest in 2001, served as our Deputy General Counsel from January 2001 to July 2002 and as Special Legal Counsel to our Chairman and CEO from July 2002 to December 2002. From 1998 to December 2000, Mr. Baer was chairman of the litigation department at the Denver law firm of Sherman & Howard. Mr. Baer received his bachelor of arts degree from Columbia University in 1979 and his juris doctor degree from Duke University in 1983.

        Paula Kruger has served as our Executive Vice President, Consumer Markets, since September 2003. From December 2001 to September 2003, Ms. Kruger served as President of the

Customer Relationship Management service line at Electronic Data Systems Corporation, a technology company. From September 1999 to January 2002, Ms. Kruger was a search consultant for Taylor Winfield and for Heidrick & Struggles, both executive search firms. From March 1997 to September 1999, Ms. Kruger served as Executive Vice President of Operations at Excel Communications, Inc., a provider of integrated media communications. Ms. Kruger earned a bachelor of arts degree in economics from C.W. Post—Long Island University and an M.B.A. from C.W. Post—Roth Graduate School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during and for the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that each of Afshin Mohebbi, Robin R. Szeliga and Drake S. Tempest filed late a Form 5 reporting the receipt of options to purchase 1,500,000, 350,000 and 1,250,000 shares of common stock, respectively, in July 2002.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

        Directors who are also our officers or employees do not receive the compensation described below for their service as a director. Mr. Notebaert is our only director who is also an officer or employee of Qwest.

        Each director who is neither an officer nor an employee of Qwest is paid $30,000 per year for serving as a director and $2,000 for each meeting of the Board or any committee meeting attended. The chairman of each committee is also paid an additional $5,000 annually, in quarterly installments, with the exception of the chairman of the Audit Committee, who is paid an additional $20,000 annually, in quarterly installments.

        Directors may elect, on a quarterly basis, to receive their directors' fees in cash or in shares of our common stock under the Qwest Communications International Inc. Equity Compensation Plan for Non-Employee Directors. In addition, directors may elect to defer their directors' fees for the upcoming year pursuant to the Qwest Communications International Inc. Deferred Compensation Plan for Non-Employee Directors. A director's election to defer fees must be made within 30 days of the director's appointment to the Board (with respect to fees not yet earned) and thereafter either on an annual basis in the calendar year before the director earns the fees or three months before the director's fees would be payable if we ask all of the directors to elect to defer their fees. We match 50% of any fees deferred. As the fees would have been payable, we credit the director's account with "phantom units," which are held in a notational account. Each phantom unit represents a value equivalent to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. The account is ultimately distributed at the time elected by the director or at the end of the plan and is paid (at the director's election) either in: (1) a lump-sum cash payment; (2) annual cash installments over a period of up to 10 years; or (3) some other form selected by the Executive Vice President-Human Resources (or his or her designee).

        In addition to cash compensation, each year we typically grant stock options covering 5,000 shares of our common stock to each of our non-employee directors. However, during 2002, we did not grant any stock options to our non-employee directors. We also typically grant to each newly appointed, non-employee director a stock option covering 20,000 shares of our common stock concurrent with his or her appointment to the Board.

        All options granted to our directors have an exercise price set by the Compensation and Human Resources Committee or its subcommittee, as applicable. The options granted to our directors typically vest over four years at 25% per year or over five years at 20% per year. The options will terminate: (1) if not exercised by the tenth anniversary of the date they were granted; or (2) to the extent not vested, on the director's removal or resignation from the Board. Generally, the options will fully vest upon a change in control, as described below under the caption "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

Executive Compensation

        The following table summarizes for the periods indicated the compensation paid to or accrued for the benefit of each person who served as our Chief Executive Officer during 2002, our next four most highly compensated executive officers serving as of December 31, 2002 and two of our other former executive officers (collectively referred to herein as the "named executive officers"). The position identified in the table for each person is their current position with us unless otherwise indicated.

SUMMARY COMPENSATION TABLE

										Long Term Compensation
										Awards			Payouts
		Annual Compensation
												Number of Securities Underlying Options
Name/Principal Position	Year	Salary(1)		Bonus(1)			Other Annual Compensation(2)			Restricted Stock Awards(3)			LTIP Payouts			All Other Compensation
Executive Officers as of December 31, 2002
Richard C. Notebaert Chairman and Chief Executive Officer(4)	2002		$613,462		$825,000			$252,126	(5)		$1,000,000	5,000,000		$—			$3,810	(6)
Oren G. Shaffer Vice Chairman and Chief Financial Officer(7)	2002		$369,231		$600,000			$50,000	(8)		$—	2,000,000		$—			$8,603	(9)
Clifford S. Holtz Executive Vice President, Business Markets Group(10)	2002 2001	$ $	427,885 259,615	$ $	— 287,500		$ $	50,531 109,222	(11) (11)	$ $	870,000 —	750,000 525,000	$ $	— —		$ $	228,741 5,510	(12)
Richard N. Baer Executive Vice President, General Counsel and Corporate Secretary(13)	2002		$353,654		$617,500	(14)		$27,166	(15)		$—	1,100,000		$—			$4,202	(16)
Annette M. Jacobs Former Executive Vice President, Consumer Markets Group(17)	2002		$400,865		$—			$48,044	(18)		$—	350,000		$—			$5,525	(19)
Former Executive Officers
Joseph P. Nacchio Former Chairman and Chief Executive Officer(20)	2002 2001 2000	$ $ $	1,104,808 1,753,846 1,279,616	$ $ $	— 2,736,281 7,949,858		$ $ $	479,984 329,714 151,592	(21) (21)	$ $ $	— — —	— 7,250,000 —	$ $ $	— 24,374,091 1,107,913	(22) (23)	$ $ $	12,233,288 8,770 5,269	(24)
Afshin Mohebbi Former President and Chief Operating Officer(25)	2002 2001 2000	$ $ $	1,006,538 766,923 561,058	$ $ $	— 593,306 703,279		$ $ $	308,685 81,549 —	(26) (26)	$ $ $	— — —	1,500,000 2,500,000 400,000	$ $ $	— — —		$ $ $	4,806,390 6,018 965	(27)
Drake S. Tempest Former Executive Vice President, General Counsel and Corporate Secretary(28)	2002 2001 2000	$ $ $	692,154 475,385 298,077	$ $ $	— 443,080 406,662		$ $ $	155,696 145,120 73,008	(29) (29) (29)	$ $ $	— 3,362,000 —	1,250,000 600,000 200,000	$ $ $	— — —		$ $ $	1,802,908 2,916 3,308	(30)

(1)
Amounts shown include salary or bonus earned by each of the named executive officers, including payments made with respect to paid vacation or sick-leave, as well as salary or bonus earned but deferred at the election of the named executive officer. Salary and bonus figures reported for each of Messrs. Nacchio, Mohebbi and Tempest for each of the 2000 and 2001 fiscal years have been adjusted from amounts previously reported to include salary or bonus earned but deferred at the election of the named executive officer. Bonus amounts reported for each year have been adjusted to (a) include amounts earned with respect to performance in the fourth quarter of that year but paid in the following year, and (b) exclude amounts earned with respect to performance in the fourth quarter of the previous year but paid in the year shown.

(2)
Amounts shown include the value of perquisites and other personal benefits for the named executive officer in the year indicated. Flexible benefits paid to the named executive officers are cash payments made at the beginning of the year in lieu of various perquisites commonly paid to executive officers. Named executive officers are not required to apply these payments to any particular purpose.

(3)
Dollar amounts shown equal the number of shares of restricted stock granted multiplied by the stock price on the grant date, which was $5.00 per share in the case of Mr. Notebaert, $8.70 per share in the case of Mr. Holtz, and $16.81 per share in the case of Mr. Tempest. The valuation does not take into account the diminution in value attributable to the restrictions applicable to the shares. The number and dollar value of shares of restricted stock held by the named executive officers on December 31, 2002, based on the closing price of our common stock on December 31, 2002 ($5.00 per share), were: Mr. Notebaert—200,000 shares ($1,000,000); and Mr. Holtz—100,000 shares ($500,000). The grant of restricted stock to Mr. Notebaert vests 33% each year on the anniversary of the grant, and the grant to Mr. Holtz vests (1) 25% on the earliest to occur of (a) the date on which we are current in our SEC filings, (b) the date on which Mr. Holtz's employment with us terminates, and (c) February 1, 2004, and (2) an additional 25% each year on February 1 from 2004 until 2006. Dividends are paid on all shares of our restricted stock at the same rate as on our unrestricted shares.

(4)
Mr. Notebaert joined Qwest in June 2002.

(5)
Amount includes $75,000 in flexible benefits paid to Mr. Notebaert and reimbursement of relocation expenses of $99,178 (including tax gross-up).

(6)
Represents imputed income on life insurance policy.

(7)
Mr. Shaffer joined Qwest in July 2002.

(8)
Amount includes $50,000 in flexible benefits paid to Mr. Shaffer.

(9)
Amount includes 401(k) company-matching contributions of $5,100 and imputed income on life insurance policy of $3,503.

(10)
Mr. Holtz joined Qwest in April 2001.

(11)
Amount for 2002 includes $35,000 in flexible benefits paid to Mr. Holtz; and amount for 2001 includes reimbursement of relocation expenses of $74,036 (including tax gross-up).

(12)
Amount includes reimbursement of $223,025 forfeited by Mr. Holtz in connection with the termination of his prior employment, 401(k) company-matching contributions of $5,100 and imputed income on life insurance policy of $616.

(13)
Mr. Baer joined Qwest in January 2001.

(14)
Represents the first two installments of a cash retention bonus paid to Mr. Baer during 2002 in consideration of Mr. Baer's continued employment. The third and final installment of the cash retention bonus, in the amount of $308,750, was paid on January 31, 2003.

(15)
Amount includes $25,000 in flexible benefits paid to Mr. Baer.

(16)
Amount includes 401(k) company-matching contributions of $3,617 and imputed income on life insurance policy of $585.

(17)
Ms. Jacobs became an executive officer in 2002 and resigned from Qwest on September 5, 2003.

(18)
Amount includes $35,000 in flexible benefits paid to Ms. Jacobs.

(19)
Amount includes 401(k) company-matching contributions of $5,100 and imputed income on life insurance policy of $425.

(20)
Mr. Nacchio resigned from Qwest on June 16, 2002.

(21)
Amount for 2002 includes payment for unused guard services of $170,759; and amount for 2001 includes imputed income for personal use of corporate aircraft of $140,967.

(22)
In accordance with Mr. Nacchio's 1996 employment agreement, we granted Mr. Nacchio 300,000 growth shares in 1996 under our Growth Share Plan, with a five-year performance cycle commencing January 1, 1997. The amount represents what we paid Mr. Nacchio in 2001 under his growth share agreement for the remaining portion of his growth shares that vested in 2001 (the last year of the five-year performance cycle). We paid Mr. Nacchio for these vested shares by issuing to him, net of certain taxes, 356,723 shares of our common stock and by paying $4,500,000 in premiums on two life insurance policies covering the lives of Mr. and Mrs. Nacchio, pursuant to the terms of a split dollar arrangement among us, Mr. and Mrs. Nacchio and their life insurance trust. This amount represents the final payment due to Mr. Nacchio under his growth share agreement.

(23)
Amount represents what we paid Mr. Nacchio for his growth shares under his growth share agreement. Mr. Nacchio received shares of our common stock as payment for his growth shares.

(24)
Amount includes severance of $12,226,027, 401(k) company-matching contributions of $4,846 and imputed income on life insurance policy of $2,415. Does not include amounts paid out to Mr. Nacchio under Qwest's Pension Plan in connection with the termination of his employment. See "Pension Plans" below.

(25)
Mr. Mohebbi served as our President and Chief Operating Officer until December 4, 2002 and resigned from Qwest on December 31, 2002.

(26)
Amount for 2002 includes reimbursement of relocation expenses of $206,000; and amount for 2001 includes $35,000 in flexible benefits paid to Mr. Mohebbi and imputed income for personal use of corporate aircraft of $21,004. Amounts for 2001 and 2000 do not include previously disclosed amounts for forgiveness of and imputed interest relating to a loan from us, as such amounts have now been deemed for tax purposes to apply to 1999, the year the loan was made.

(27)
Amount includes severance of $4,800,000, 401(k) company-matching contributions of $5,100 and imputed income on life insurance policy of $1,290. Does not include amounts paid out to Mr. Mohebbi under Qwest's Pension Plan in connection with the termination of his employment. See "Pension Plans" below.

(28)
Mr. Tempest resigned from Qwest on December 8, 2002.

(29)
Amount for 2002 includes $38,952 in flexible benefits paid to Mr. Tempest and $54,480 reimbursement for travel and living expenses; amount for 2001 includes $52,264 reimbursement for travel and living expenses and imputed income for personal use of corporate aircraft of $44,253; and amount for 2000 includes $31,152 reimbursement for travel and living expenses and imputed income for personal use of corporate aircraft of $29,605.

(30)
Amount includes severance of $1,800,000 and 401(k) company-matching contributions of $2,908. Does not include amounts paid out to Mr. Tempest under Qwest's Pension Plan in connection with the termination of his employment. See "Pension Plans" below.

Stock Option Grants

        The following table provides details regarding the stock options that we granted in 2002 to each of our named executive officers:

OPTION GRANTS IN LAST FISCAL YEAR(1)

							Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted(2)	Percent of Total Options Granted to All Employees During 2002
Name				Exercise Price		Expiration Date
							5%			10%
Executive Officers as of December 31, 2002
Richard C. Notebaert	5,000,000	10.1%			$5.10	6-16-2012		$16,036,813			$40,640,433
Oren G. Shaffer	2,000,000	4.0%			$2.10	7-8-2012		$2,641,357			$6,693,718
Clifford S. Holtz	325,000 425,000	0.7 0.9	% %	$ $	16.81 2.10	2-28-2012 7-8-2012	$ $	3,435,809 561,288		$ $	8,707,013 1,422,415
Richard N. Baer	350,000 750,000	0.7 1.5	% %	$ $	5.03 4.62	4-30-2012 12-3-2012	$ $	1,107,169 2,179,120		$ $	2,805,784 5,522,318
Annette M. Jacobs	350,000	0.7%			$2.10	7-8-2012		$462,238	(4)		$1,171,401	(4)
Former Executive Officers
Joseph P. Nacchio	—	—			—	—		—			—
Afshin Mohebbi	1,500,000	3.0%			$2.10	7-8-2012		$1,981,018	(5)		$5,020,289	(5)
Drake S. Tempest	1,250,000	2.5%			$2.10	7-8-2012		$1,650,848	(6)		$4,183,574	(6)

(1)
Options issued under our Equity Incentive Plan are not currently exercisable due to our failure to file our annual and periodic reports under the securities laws.

(2)
Each option vests over four years at a rate of 25% per year and vests immediately upon a change in control of Qwest, as more fully described below under "Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(3)
The potential realizable value is based on the appreciated value of our common stock minus the per share exercise price, multiplied by the number of shares subject to the option. The appreciated value of our common stock is calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option. The 5% and 10% rates of appreciation are set by the Securities and Exchange Commission and do not represent our estimate or projection of future increases in the price of our shares of common stock. The closing price of our stock on September 30, 2003 was $3.40 per share.

(4)
The vested portion of this option will be cancelled on or before October 24, 2003 pursuant to a Severance Agreement and General Release, as more fully described below under "Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(5)
Mr. Mohebbi served as our President and Chief Operating Officer until December 4, 2002 and resigned from Qwest on December 31, 2002. The option expired unexercised on March 31, 2003.

(6)
Mr. Tempest resigned from Qwest on December 8, 2002, and the option expired unexercised on March 8, 2003.

Option Exercises and Holdings

        The following table provides information for the named executive officers concerning options they exercised during 2002 and unexercised options they held at the end of 2002:

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values(1)

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(2)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Executive Officers as of December 31, 2002
Richard C. Notebaert	—	—	—	5,000,000	—	—
Oren G. Shaffer	—	—	—	2,000,000	—	$5,800,000
Clifford S. Holtz	—	—	131,250	1,143,750	—	$1,232,500
Richard N. Baer	—	—	144,500	1,368,500	—	$285,000
Annette M. Jacobs	—	—	105,750	732,250	—	$1,015,000
Former Executive Officers
Joseph P. Nacchio	—	—	8,135,351	4,640,902	—	—
Afshin Mohebbi	—	—	3,235,000	3,865,000	—	$4,350,000
Drake S. Tempest	—	—	710,000	2,180,000	—	$3,625,000

(1)
Options issued under our Equity Incentive Plan are not currently exercisable due to our failure to file our annual and periodic reports under the securities laws.

(2)
Based on the last sales price of our shares of common stock on December 31, 2002 ($5.00), minus the per share exercise price of the unexercised options, multiplied by the number of shares represented by the unexercised options. The last sales price of our shares of common stock on September 30, 2003 was $3.40 per share.

Pension Plans

        Executive officers are eligible to participate in the Qwest Pension Plan. Under this plan, an amount equal to 3% of each officer's eligible pay (generally defined as the executive's salary and bonus) is credited to a hypothetical account balance. At the end of each year, the hypothetical account balance is also credited with interest based on the average 30-year Treasury bond rate. In addition, through the end of 2004, an additional interest credit will be made if the cumulative rate of appreciation in the price of our common stock from the end of the year each pay credit is made is greater than the interest credited using the average 30-year Treasury bond rate. When a participant terminates employment, the amount in the hypothetical account balance is converted to an annuity payable for the participant's life. The participants may also elect to receive their benefit in the form of a lump-sum payment. A non-qualified pension plan also exists which authorizes the payment of benefits which may exceed the limits otherwise imposed under applicable tax and employee benefit regulations.

        The following table sets forth the estimated lump-sum benefits payable under the account balance formula in the Qwest Pension Plan assuming the executives continue to be employed at Qwest until age

65, interest credited to the account balances is 6% per year and each executive's eligible compensation under the plan increases at the rate of 4% per year.

Name	Estimated Lump Sum Benefit Payable at Age 65 Under Qwest Account Balance Formula
Richard C. Notebaert	$1,235,000
Oren G. Shaffer	$355,000
Clifford S. Holtz	$1,755,000
Richard N. Baer	$1,615,000
Annette M. Jacobs	$1,545,000
Joseph P. Nacchio	—
Afshin Mohebbi	—
Drake S. Tempest	—

        In addition, the following amounts were paid out to our former executive officers under the plan in connection with the termination of their employment during 2002: Mr. Nacchio, $154,208; Mr. Mohebbi, $98,540; and Mr. Tempest, $51,144.

        Pursuant to their employment agreements, Messrs. Notebaert and Shaffer will also receive additional pension benefits equal to the excess of the benefits calculated based on the applicable pension formulas that were in place when they left their previous employer, SBC Communications Inc., including the service they had at SBC, over the benefits they receive under the Qwest plans outlined above and the pension benefits they received from SBC. The following table sets forth the estimated lump-sum value of these additional pension benefits assuming the executives continue to be employed at Qwest until age 65, interest rates are equal to 6% in calculating the lump-sum and each executive's eligible compensation increases at the rate of 4% per year.

Name	Estimated Lump Sum Benefit Payable at Age 65 Under the Provisions of Employment Contracts
Richard C. Notebaert	$13,090,000
Oren G. Shaffer	$3,295,000

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

        The following is a description of the terms and conditions of each employment or change in control agreement that we have (or had during 2002) with our named executive officers:

        Richard C. Notebaert.    The terms of Mr. Notebaert's employment are governed by an employment agreement dated as of May 14, 2003. The agreement provides for Mr. Notebaert's employment as Chairman and Chief Executive Officer of Qwest, and requires us to use our best efforts to include Mr. Notebaert in the Board's slate of nominees for election as a Class III director at applicable annual meetings. The term of the agreement is for two years beginning on June 17, 2002 and will be automatically extended by twelve months on the first anniversary of June 17, 2002 and on each anniversary thereafter unless one party provides at least 90 days' written notice of non-renewal to the other. The agreement provides for a base salary of $1,100,000 per year, subject to increase (but not decrease) on an annual basis by the Compensation and Human Resources Committee. Mr. Notebaert's target bonus will not be less than 150% of his base salary for the year, provided that we achieve the applicable financial and strategic objectives established for that year, and he must receive a minimum bonus of $825,000 for 2002 and $825,000 for the first six months of 2003. Mr. Notebaert received non-qualified options to purchase 5,000,000 shares of our common stock at an exercise price of $5.10 per share on June 17, 2002. In addition, he will receive options to purchase a minimum of 250,000 shares of our common stock each calendar year during the agreement term, together with additional options as may be authorized in the discretion of the Compensation and Human Resources Committee, with an exercise price equal to the closing price of our common stock on the applicable award date. Each of the option awards under the agreement will vest in four equal installments on each of the first four anniversaries of the award. Mr. Notebaert also received a grant of 200,000 shares of our restricted stock on June 17, 2002, to vest in equal increments on each of the first three anniversaries thereafter. To the extent not fully vested, on the earliest to occur of a change in control (as defined below), Mr. Notebaert's termination by reason of his death or disability, termination of his employment by us without cause (as defined below), a constructive discharge of Mr. Notebaert, or non-renewal by us of the agreement on any renewal date, all outstanding options and restricted stock will vest immediately. For purposes of Mr. Notebaert's agreement, a "change in control" is defined as any of (1) the intentional acquisition by any person (within the meaning of Section 13(d) or 14(d) of the Exchange Act), other than Qwest, our subsidiaries, any person holding more than 15% of our outstanding common stock as of June 17, 2002 (a "15% Stockholder"), or any of our employee benefit plans, of 20% or more of the combined voting power of our then outstanding voting securities (provided also that this amount is greater than that held by any 15% Stockholder), or (2) at any time during any period of two consecutive years, individuals who at the beginning of such period constitute our Board (and any new director whose election to the Board or whose nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election and nomination for election was previously so approved) cease for any reason to constitute a majority thereof, or (3) consummation of a reorganization, merger or consolidation or sale or other disposition of substantially all of our assets, unless the holders of our outstanding voting securities before the transaction still hold more than 50% of the combined voting power following the transaction, no person (other than any 15% Stockholder, the company resulting from the transaction or one of our benefit plans) holds 20% or more of the voting power of the resulting company and at least a majority of the board members of the resulting company served on our Board prior to the transaction, or (4) approval by our stockholders of a complete liquidation or dissolution of Qwest; "cause" is defined as conviction of a felony or any crime involving moral turpitude, or a reasonable determination by two-thirds of our directors, after provision of notice and opportunity to be heard, that the executive has willfully and continuously failed to substantially perform his duties or has engaged in gross neglect or gross misconduct resulting in material harm to Qwest; and "constructive discharge" means a reduction in the executive's compensation below levels provided for in the agreement, removal of the executive from the positions provided for in the agreement (including the failure of Mr. Notebaert to be nominated or reelected to our Board), any action by us that results in a significant diminution of the executive's authority, any failure by us to obtain a satisfactory agreement from our successor or assignee to honor our obligations under the agreement, a breach by us of our material obligations under the agreement that is not cured within 30 days, or the occurrence of a change in control.

        Mr. Notebaert is also entitled under the agreement to be provided with health and other employee benefits, fringe benefits and perquisites on the same basis as provided to our other senior executives. Mr. Notebaert's benefits also include use of corporate aircraft (including tax gross-up), reimbursement for expenses related to the negotiation of the agreement and temporary housing in Denver (including tax gross-up), pension benefits, business club memberships (including tax gross-up), home security (including tax gross-up), financial planning, and (following termination of his employment for any reason other than cause and only for so long as he fulfills certain non-competition and non-solicitation covenants) payment of reasonable costs for a private office, executive assistant and certain office equipment and services for the rest of his life.

        If Mr. Notebaert is terminated without cause, resigns for constructive discharge, or is notified by us of our decision not to renew the agreement upon any expiration date, he is entitled to receive a pro-rated annual bonus for the year of termination and the sum of two years' base salary and annual bonus at the then-current rate. However, if such termination, resignation or notification of non-renewal occurs within two years after a change in control, Mr. Notebaert is entitled to receive (i) pension benefits calculated as if he had two additional years of service at his then-current rate and were two years older and (ii) a pro-rated annual bonus for the year of termination and the sum of three years' base salary and annual bonus at the then-current rate. Mr. Notebaert is also entitled to reimbursement for any excise taxes to which he may be subject in connection with amounts or benefits he receives under the agreement. We have agreed to indemnify Mr. Notebaert against all liabilities and expenses incurred in any proceeding, and to reimburse reasonable expenses incurred by Mr. Notebaert in the defense of or participation in any proceeding, to which Mr. Notebaert is a party because of his service to us.

        Mr. Notebaert has agreed that for two years following the termination of his employment for any reason, he will not directly or indirectly (i) engage in any business which is in direct competition with our business or any of our subsidiaries in the telecommunications business, (ii) hire any person who was employed by us or our subsidiaries or affiliates in a non-clerical professional position within the six month period preceding the date of hire or (iii) solicit any person doing business with us or our subsidiaries or affiliates to terminate such relationship.

        Oren G. Shaffer.    The terms of Mr. Shaffer's employment are governed by an employment agreement dated as of May 14, 2003. The agreement provides for Mr. Shaffer's employment as Vice Chairman and Chief Financial Officer of Qwest. The term of the agreement is for two years beginning on July 8, 2002 and will be automatically extended by twelve months on the first anniversary of July 8, 2002 and on each anniversary thereafter unless one party provides at least 90 days' written notice of non-renewal to the other. The agreement provides for a base salary of $800,000 per year, subject to increase (but not decrease) on an annual basis by the Compensation and Human Resources Committee. Mr. Shaffer's target bonus will not be less than 150% of his base salary for the year, provided that we achieve the applicable financial and strategic objectives established for that year, and he must receive minimum bonuses of $600,000 for 2002 and $600,000 for the first six months of 2003. Mr. Shaffer received non-qualified options to purchase 2,000,000 shares of our common stock at an exercise price of $2.10 per share on July 8, 2002. The option award will vest in four equal installments on each of the first four anniversaries of the award. To the extent not fully vested, on the earliest of a change in control, Mr. Shaffer's termination by reason of his death or disability, termination of his employment by us without cause, a constructive discharge of Mr. Shaffer, or non-renewal by us of the agreement on any renewal date, all outstanding options and restricted stock will vest immediately. The definitions of change in control, cause and constructive discharge are identical to those in Mr. Notebaert's agreement. Mr. Shaffer is also entitled under the agreement to be provided with health and other employee benefits, fringe benefits and perquisites on the same basis as provided to our other senior executives. Mr. Shaffer's benefits also include reimbursement for expenses related to the negotiation of the agreement (including tax gross-up), pension benefits and (following termination of his employment for any reason other than cause) payment of reasonable costs for a private office, executive assistant and certain office equipment and services for a period of five years.

        If Mr. Shaffer is terminated without cause, resigns for constructive discharge, or is notified by us of our decision not to renew the agreement upon any expiration date, he is entitled to receive a pro-rated annual bonus for the year of termination and the sum of two years' base salary and annual bonus at the then-current rate. However, if such termination, resignation or notification of non-renewal occurs within two years after a change in control, Mr. Shaffer is entitled to receive (i) pension benefits calculated as if he had two additional years of service at his then-current rate and were two years older and (ii) a pro-rated annual bonus for the year of termination and the sum of three years' base salary and annual bonus at the then-current rate. Mr. Shaffer is also entitled to reimbursement for any excise taxes to which he may be subject in connection with amounts or benefits he receives under the agreement. We have agreed to indemnify Mr. Shaffer against all liabilities and expenses incurred in any proceeding, and to reimburse reasonable expenses incurred by Mr. Shaffer in the defense of or participation in any proceeding, to which Mr. Shaffer is a party because of his service to us.

        Mr. Shaffer has agreed that for two years following the termination of his employment for any reason, he will not directly or indirectly (i) engage in any business which is in direct competition with our business or any of our subsidiaries in the telecommunications business, (ii) hire any person who was employed by us or our subsidiaries or affiliates in a non-clerical professional position within the six month period preceding the date of hire or (iii) solicit any person doing business with us or our subsidiaries or affiliates to terminate such relationship.

        Clifford S. Holtz.    Mr. Holtz's current base salary is $450,000 per year, and his current target bonus is 100% of his annual base salary. Other terms of Mr. Holtz's employment are governed by a severance agreement dated July 21, 2003, which is described below under "Other Change in Control Arrangements—Severance Agreements."

        Richard N. Baer.    Mr. Baer's current base salary is $500,000 per year, and his current target bonus is 150% of his annual base salary. Other terms of Mr. Baer's employment are governed by a severance agreement dated July 21, 2003, which is described below under "Other Change in Control Arrangements—Severance Agreements." In addition, on May 8, 2002, Mr. Baer and we entered into a retention agreement that provided for cash payments, each in the amount of $308,750, to be made to Mr. Baer on May 17, 2002, December 6, 2002 and January 31, 2003, provided Mr. Baer remained employed on those dates. These payments were made to Mr. Baer on such dates.

        Annette M. Jacobs.    Ms. Jacobs served as our Executive Vice President, Consumer Markets until her resignation on September 5, 2003. Prior to her resignation, Ms. Jacobs' base salary was $450,000 per year, and her target bonus was 100% of her annual base salary. In connection with her resignation, Ms. Jacobs and we entered into a Severance Agreement and General Release dated as of September 17, 2003. Pursuant to this agreement, we are required to pay Ms. Jacobs severance of $675,000 and a gross bonus amount of $336,575 on or before October 24, 2003. In addition, we must pay Ms. Jacobs $183,750 on or before October 24, 2003 to compensate her for her inability to exercise 87,500 vested stock options with an exercise price of $2.10 during the 90 day period following her resignation. In exchange for this payment, these vested options will be cancelled. Ms. Jacobs has also agreed that, for one year after her resignation, she will not alone or with others (i) compete with us anywhere in the United States where we do business, (ii) solicit any of our employees to leave our employment, and (iii) disclose or use any of our confidential information or trade secrets.

        Joseph P. Nacchio.    Prior to Mr. Nacchio's resignation in June 2002, the terms of his employment were governed by an employment agreement dated as of October 24, 2001. In connection with his resignation, Mr. Nacchio and Qwest entered into a Resignation and Consulting Agreement, dated June 16, 2002. Pursuant to this agreement, Mr. Nacchio's resignation was treated as a termination without Cause as defined in, and for purposes of, Mr. Nacchio's employment agreement. As such, Mr. Nacchio received a severance payment in the amount of $10,500,000, equal to two times the sum of his then-current base salary and target bonus under the employment agreement. In addition, Mr. Nacchio received a payment of approximately $1.7 million for accrued obligations of Qwest (including a pro-rated annual bonus for 2002), other benefits payable pursuant to the terms of welfare, pension, deferred compensation and other plans, two years' continuation of retirement and welfare benefits, retiree medical benefits for Mr. Nacchio and his spouse for life and for his current dependents for as long as they remain his dependents, continued indemnification against liabilities and expenses incurred in any proceeding which Mr. Nacchio is a party because of his service to us, reimbursement for financial planning services, ten years' free long-distance and other telecommunications services, and two years' office space and secretarial support.

        All of Mr. Nacchio's unvested options were cancelled upon his resignation, and all vested options continue to be governed by the terms of the applicable option agreements, except that the exercise period of certain options received by Mr. Nacchio in 1997 to purchase 4,640,902 shares was extended to June 22, 2007. These latter options may not be exercised until after January 1, 2004 and will be forfeited by Mr. Nacchio if he fails to comply with the terms of the Resignation and Consulting Agreement (including all applicable covenants regarding confidentiality, non-solicitation and non-competition). In addition, Mr. Nacchio has agreed to serve through June 30, 2004 as a consultant to us with respect to transitional matters relating to our business, for which he is to receive a monthly consulting fee of $125,000 (pro-rated for partial months) and reimbursement of expenses.

        Mr. Nacchio also agreed that for one year following the termination of his employment, he would not directly or indirectly engage in any activity competitive with our business or the telecommunications businesses of any of our subsidiaries or affiliates, present or future.

        Afshin Mohebbi.    Mr. Mohebbi served as our President and Chief Operating Officer until December 4, 2002 and resigned from Qwest on December 31, 2002. Prior to his resignation, the terms of Mr. Mohebbi's employment were governed by an amended and restated employment agreement dated January 1, 2002. In accordance with that agreement, we paid Mr. Mohebbi a severance payment in the amount of $4,800,000, accrued vacation pay in the amount of $114,423 and relocation costs of approximately $206,000 (including tax gross-up) in connection with the termination of his employment. In addition, under the agreement, we are required to pay for continued health care coverage for Mr. Mohebbi and his family for a maximum of 30 months or until he accepts other employment and to continue to indemnify Mr. Mohebbi as provided in the agreement.

        In connection with the execution of the amended and restated employment agreement, Mr. Mohebbi signed a Non-compete, Non-solicitation and Non-disclosure Agreement. The agreement prohibits Mr. Mohebbi from competing with us anywhere in the United States, soliciting employees from us, or disclosing any confidential information for 30 months after his employment with us terminated. In addition, pursuant to the terms of Mr. Mohebbi's prior employment agreement, we loaned Mr. Mohebbi $600,000 under a promissory note dated May 18, 1999. The loan was unsecured and did not bear interest. The promissory note provided that the principal amount was to be forgiven in 36 equal monthly increments beginning July 1, 1999 and ending on June 1, 2002. Effective April 1, 2002, we loaned Mr. Mohebbi an additional $4 million, which bears interest at the rate of 5.54%, compounded semi-annually. Mr. Mohebbi has agreed to use a portion of the loan to pay the premium on a life insurance policy covering his life. The outstanding principal balance of the loan, together with any accrued and unpaid interest thereon, will be due and payable within 90 days following Mr. Mohebbi's death or earlier upon the occurrence of any transfer or surrender of the life insurance policy, any borrowing against or withdrawals of cash from the policy, any pledge of or encumbrance on the policy, or any reduction in the face amount of the policy that results in a distribution of cash value. Mr. Mohebbi is the owner of the life insurance policy.

        Drake S. Tempest.    Prior to Mr. Tempest's resignation effective December 8, 2002, the terms of his employment were governed by letter agreements dated October 6, 1998 and October 31, 2001. In connection with Mr. Tempest's resignation and pursuant to a Severance Agreement and General Release dated November 14, 2002, we paid Mr. Tempest $1,800,000, which was the amount due to him under the letter agreements. In addition, Mr. Tempest received discounted medical benefits for a period of 18 months and benefits payable pursuant to the terms of welfare, pension, deferred compensation and other plans.

        Mr. Tempest also agreed that for 18 months following his resignation, he will not directly or indirectly induce, solicit, recruit or entice away any person who, at any time during the immediately preceding three months, is a managerial level (or higher) Qwest employee; provided that the foregoing restriction does not apply if the person is no longer employed by us.

Other Change in Control Arrangements

        Equity Incentive Plan.    Unless otherwise provided by the Compensation and Human Resources Committee, our Equity Incentive Plan provides that, on a "change in control," all awards granted under the Equity Incentive Plan will vest immediately. For this purpose, a "change in control" will be deemed to occur if either (1) any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act), other than Anschutz Company, The Anschutz Corporation, any entity or organization controlled by Philip F. Anschutz, or a trustee or other fiduciary holding securities under an employee benefit plan of Qwest, acquires beneficial ownership of 50% or more of either (A) the then-outstanding shares of common stock or (B) the combined voting power of our then-outstanding voting securities entitled to vote generally in the election of directors or (2) at any time during any period of three consecutive years after June 23, 1997, individuals who at the beginning of such period constitute our Board of Directors (and any new director whose election by our Board of Directors or whose nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority thereof. Options granted under the plan before June 1, 1998 were subject to a different definition of change in control that was triggered by the U S WEST merger. Options that we granted to our employees from June 1999 to September 2002 typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since September 2002, options that we grant to our officers (vice president level and above) typically provide for accelerated vesting and an extended exercise period upon a change of control, and options that we grant to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control.

        Severance Agreements.    On July 21, 2003, we entered into Severance Agreements with Messrs. Baer and Holtz. Pursuant to these agreements, if we terminate any of these executives without "cause" (as defined below), the executive is entitled to receive a severance amount equal to one-and-one-half times the executive's highest annual base salary in effect during the preceding 12 months, payable over an 18-month period. In addition, if at the end of the 18-month period the executive has not breached or threatened to breach any part of the agreement, the executive will also receive a lump-sum payment equal to one-and-one half times the executive's highest target annual bonus in effect during the 12 months preceding the termination. If we terminate the executive without cause, or the executive terminates his or her employment with "good reason" (as defined below), in either case within two years following a "change in control" as defined in our Equity Incentive Plan, the executive will receive a severance payment equal to three times the executive's annual base salary in effect at the time of termination (or at the change in control, if greater), plus three times the executive's target annual bonus in effect at the time of termination (or at the change in control, if greater), plus a prorated bonus for the portion of the bonus payment measurement period during which the executive was employed prior to the termination. For the purposes of the severance agreements, "cause" means (1) commission of an act of dishonesty, fraud, misrepresentation or other act of moral turpitude that would reflect negatively upon us or compromise the performance of the executive's duties, (2) unlawful conduct resulting in material injury to us, (3) conviction of a felony or misdemeanor involving moral turpitude, (4) continued failure to perform the executive's duties, or (5) willful violation of our code of conduct or other policies resulting in injury to us; and "good reason" means (i) a reduction of the executive's compensation, (ii) a material reduction of the executive's responsibilities, (iii) our material breach of the agreement, (iv) our failure to obtain the agreement of any successor to honor the terms of the agreement, or (v) a requirement that the executive's primary work location be moved to a location more than 35 miles from the executive's prior primary work location.

        In order to receive any severance payment, the executive must execute a full waiver and release agreement with us. The waiver agreement contains a provision requiring the executive to pay back to us any severance received by the executive if after the payments are made it is determined that the executive engaged in conduct constituting "cause" while employed by us. Under the agreements, in the event of a covered termination we will also be required to pay the executive's premiums for continuing health care coverage under COBRA for up to 18 months, plus an amount necessary to cover any excise taxes to which the executive might become subject as a result of the above benefits. The agreements prohibit the executive from disclosing or making use of our confidential information after a termination of employment, and from competing against us for 18 months, or inducing any of our employees from leaving our employment for twelve months, after such termination.

Compensation Committee Interlocks and Insider Participation

        Our Compensation and Human Resources Committee consisted of Philip F. Anschutz, Thomas J. Donohue, Jordan L. Haines, Frank P. Popoff and Craig D. Slater during 2002. Messrs. Haines and Popoff acted as a separate subcommittee of the Compensation and Human Resources Committee that generally considered matters relating to compensation and perquisites that were referred or delegated to it by the Compensation and Human Resources Committee. No member of the Compensation and Human Resources Committee of our Board has been an officer or employee of Qwest or any of our subsidiaries at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or the Compensation and Human Resources Committee of our Board.

        Mr. Anschutz is a director and Chairman of Anschutz Company, our largest stockholder. Mr. Slater is the Executive Vice President of Anschutz Company. Mr. Harvey is the President and Chief Operating Officer of Anschutz Company. Certain transactions and relationships that took place or existed in 2002 between us and Anschutz Company or its affiliates are described below. You can find information about transactions and relationships that took place or existed prior to 2002 in our previous filings with the SEC.

        An affiliate of Mr. Anschutz and Anschutz Company indirectly provides facilities to us at prevailing market rates. We rent one of our corporate offices in Denver, Colorado from an entity in which Mr. Anschutz holds an interest. The rental charges and related operating expenses paid to the landlord for these facilities totaled approximately $4.6 million for 2002. During 2002, we exercised our rights under the lease to reduce the amount of rented space and terminate the lease with respect to several floors, effective September 30, 2002. We paid the landlord a termination fee of approximately $1.9 million upon entering into the lease amendment.

        During 2002, we reimbursed various subsidiaries of Anschutz Company at their cost for approximately $63,000 of transportation, lodging and other business expenses incurred on our behalf. We also paid various Anschutz Company subsidiaries in 2002 approximately $60,000 in travel savings allocations and rebates related to travel discounts from certain airlines and travel agencies and approximately $46,000 in worker's compensation payments. During 2002, various Anschutz Company subsidiaries paid us at prevailing market rates approximately $2.3 million for telephone and related services. In addition, during 2002, an affiliate of Anschutz Company paid us at prevailing market rates approximately $32,000 for web hosting and related services.

        In April 1999, we entered into a registration rights agreement with Anschutz Company generally covering all of the shares owned by Anschutz Company and one of its affiliates. The agreement provides for eight demand registrations and unlimited piggyback registrations. Demand registrations must cover at least 5 million shares.

        In October 1999, we and Anschutz Digital Media, Inc. ("ADMI"), a subsidiary of Anschutz Company, formed a joint venture called Qwest Digital Media, LLC ("QDM"), which provided advanced digital production, post-production and transmission facilities; digital media storage and distribution services; telephony-based data storage; and enhanced access and routing services. We contributed capital of approximately $84.8 million in the form of a promissory note payable over nine years at an annual interest rate of 6%. At inception, we and ADMI each owned 50% equity and voting interest in the joint venture. In June 2000, we acquired an additional 25% interest in QDM directly from ADMI and paid $48.2 million for the interest; $4.8 million in cash at closing and the remaining $43.4 million in the form of a promissory note payable in December 2000, with an annual interest rate of 8%. As a result of this transaction, we owned a 75% economic interest and 50% voting interest in QDM, and ADMI owned the remaining 25% economic interest and 50% voting interest. We paid the note associated with this additional 25% interest in full, including approximately $1.8 million in accrued interest, in January 2001.

        In October 1999, we entered into a long-term Master Services Agreement with QDM under which QDM agreed to purchase approximately $119 million of telecommunication services through October 2008, and we agreed to extend credit to QDM for the purpose of making payments for the telecommunications services. Each October, QDM was required to pay us an amount equal to the difference between certain specified annual commitment levels and the amount of services actually purchased under the Master Services Agreement at that time. In October 2001, we agreed to terminate the Master Services Agreement and release QDM from its obligation to acquire telecommunications services from us. At the same time, QDM agreed to forgive the remaining balance of $84.8 million that we owed on the promissory note related to our original capital contribution. Prior to the termination of the Master Services Agreement, we advanced QDM $3.8 million, which was the amount it owed to us under the agreement for accrued telecommunications services. QDM used that advance to pay us the amount owed, including interest on amounts past due. Concurrently with terminating the Master Services Agreement, QDM repaid the $3.8 million advance under the Master Services Agreement with interest. QDM made purchases of $0.7 million during 2002.

        In September 2001, Anschutz Entertainment Group, Inc., an affiliate of Anschutz Company, purchased furniture and equipment from QDM for $3.4 million in cash, a 3-year $600,000, non-interest bearing note and the assumption of approximately $1.7 million in future lease payment obligations. QDM originally acquired the assets as part of ADMI's contribution to QDM's capital and at the time of the contribution the assets were valued at $6.9 million. At the time of sale, the assets had a book value of $4.2 million. The price of the assets sold was determined based on a competitive bid process that resulted in a sale to the highest bidder. As of December 31, 2002, Anschutz Entertainment Group, Inc. had made payments aggregating $200,000 on the note. The second payment of $200,000 was paid in September 2003, and the final payment of $200,000 is due in September 2004.

        In January 2002, ADMI and we each loaned QDM approximately $1.3 million. In February 2002, ADMI and we decided to cease the operations of QDM. During the remainder of 2002, ADMI and we loaned QDM an additional $300,000 and $3.8 million, respectively, in connection with the winding down of QDM's business or in response to loan requests made during 2001. As of December 31, 2002, the aggregate principal balance and accrued interest outstanding on loans to QDM from ADMI and us was $4.4 million and $12.4 million, respectively. During 2002, we also paid QDM approximately $305,000 for digital media products and services provided to us in the ordinary course of business. In addition, during 2002, ADMI and we made capital contributions to, and received capital distributions from, QDM in proportion to our respective economic interests of 25% and 75%.

        In October 1999, we agreed to purchase certain telephony-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. During 2002, we did not pay any interest or principal on the note. At December 31, 2002, the outstanding accrued interest on the note was approximately $2.4 million, and the outstanding principal balance on the note was approximately $33.7 million.

        In April 1999, we and KPN Telecom B.V. ("KPN") formed KPNQwest, a joint venture, to create a pan-European Internet Protocol-based fiber optic network, linked to our network in North America, for data and multimedia services. We and KPN each initially owned 50% of KPNQwest. In November 1999, KPNQwest consummated an initial public offering in which 50.6 million shares of common stock were issued to the public generating approximately $1.0 billion in proceeds. As a result of KPNQwest's initial public offering, the public owned approximately 11% of KPNQwest's shares, and the remainder was owned equally by us and KPN. Originally, contractual provisions restricted our ability to sell or transfer any of our shares through 2004. In November 2001, we purchased approximately 14 million additional shares, and Anschutz Company purchased approximately six million shares, of KPNQwest common stock from KPN for $4.58 per share. Anschutz Company's purchase was at our request and with the approval of the disinterested members of our Board of Directors. After giving effect to this transaction, we held approximately 47.5% of KPNQwest's outstanding shares. In connection with this transaction, the restrictions on our ability to transfer shares were removed.

        During 2002, we entered into several transactions with KPNQwest for the purchase and sale of optical capacity assets and the provisioning of services, including but not limited to private line, web hosting, IP transit and DIA. In 2002, we made purchases of these assets and services from KPNQwest totaling approximately $169 million and recognized revenue on products and services sold to KPNQwest in the amount of approximately $12 million. At December 31, 2002, we had a receivable from KPNQwest for these products and services of approximately $5 million. Pricing for these services was based on what we believed to be the fair market value at the time the transactions were consummated. Some of KPNQwest's sales to us were in accordance with the distribution agreement with KPNQwest, whereby we were, in certain circumstances, the exclusive distributor of certain of KPNQwest's services in North America. As of December 31, 2001, we had a remaining commitment to purchase up to 81 million Euros (or $72 million based on a conversion rate at December 31, 2001) worth of network capacity through 2002 from KPNQwest. In connection with KPNQwest's bankruptcy, the purchase commitment terminated during June 2002.

        In March 2002, KPNQwest acquired certain assets of Global TeleSystems Europe B.V. ("GTS") for convertible notes of KPNQwest with a face amount of 211 million Euros, among other consideration, under an agreement entered into in October 2001. As disclosed to our Board of Directors, a subsidiary of Anschutz Company had become a creditor of GTS in 2001. We understand that in 2001 and 2002, as part of a group of GTS bondholders, the Anschutz Company subsidiary also provided interim financing to GTS. In connection with the consummation of KPNQwest's acquisition of the GTS assets, the Anschutz Company subsidiary received a distribution of such notes with a face amount of approximately 37 million Euros. We understand that the allocation of notes to the Anschutz Company subsidiary was determined by a creditor committee for GTS which did not include any representatives of Anschutz Company, and neither the KPNQwest notes nor the shares referenced above, both of which are still held by Anschutz Company, have any current value.

        We are a party to a tax sharing agreement with the Anschutz Company with respect to federal and state income taxes attributable to periods prior to June 1998 and during which we were included in Anschutz Company's consolidated tax returns. During 2002, we incurred approximately $72,000 in legal fees and expenses in connection with litigation currently pending in the United States Tax Court against the Anschutz Company concerning tax liabilities for the 1994 through 1996 fiscal years. We have assumed responsibility for the defense of this action because the matters at issue relate solely to our operations and the outcome of the litigation could affect our tax liability with respect to subsequent tax years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of our shares of common stock as of September 30, 2003 (except where another date is indicated) by:

  •
  each person known by us to beneficially own more than five percent of our common stock;

  •
  each director and nominee for director;

  •
  each of the named executive officers listed in the Summary Compensation Table in Part III, Item 11 above; and

  •
  all directors and executive officers as a group.

        Unless otherwise indicated, the business address of each person shown below is 1801 California Street, Denver, Colorado 80202. Information regarding former executive officers is based on the most recent information available to us.

Name	Address	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares(2)
5% Owners
Philip F. Anschutz, Director	555 Seventeenth Street Denver, CO 80202	300,428,004	(3)	17.1%
AXA Financial, Inc.	1290 Avenue of the Americas New York, NY 10104	170,336,149	(4)	9.7%
FMR Corp.	82 Devonshire Street Boston, MA 02109	166,699,433	(5)	9.5%
Legg Mason, Inc.	100 Light Street Baltimore, MD 21202	117,041,118	(6)	6.6%
Directors and Executive Officers as of December 31, 2002
Richard C. Notebaert		1,450,000	(7)	*
Linda G. Alvarado		57,168	(8)	*
Craig R. Barrett		80,656	(9)	*
Thomas J. Donohue		11,024	(10)	*
Jordan L. Haines		5,250	(11)	*
Cannon Y. Harvey		79,400	(12)	*
Peter S. Hellman		58,896	(13)	*
Vinod Khosla		5,244	(14)	*
Frank P. Popoff		105,415	(15)	*
Craig D. Slater		123,400	(16)	*
W. Thomas Stephens		18,809	(17)	*
Oren G. Shaffer		500,000	(18)	*
Clifford S. Holtz		636,250	(19)	*
Richard N. Baer		266,500	(20)	*
Annette M. Jacobs	c/o Patrick Folan St. John, Wallace, Brennan & Folan LLP 21515 Hawthorne Boulevard, Suite 1120 Torrance, CA 90503	174,156	(21)	*
Directors and executive officers as a group (16 persons)		304,000,172	(22)	17.3%
Former Executive Officers
Joseph P. Nacchio	c/o Stillman & Friedman 425 Park Avenue New York, NY 10022	8,704,576	(23)	*
Afshin Mohebbi	565 5th Avenue, 10th Floor New York, NY 10017	27,458		*
Drake S. Tempest	153 East 53rd Street New York, NY 10022	6,373		*

*
Less than one percent.

(1)
The number of shares beneficially owned by each entity, person, director or named executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, each entity or individual is considered the beneficial owner of any shares as to which they have the sole or shared voting power or investment power. Such persons are also deemed under the same rules to beneficially own any shares that they have the right to acquire by November 29, 2003, through the exercise of stock options or other similar rights. Options issued under our Equity Incentive Plan are not currently exercisable due to our failure to file our annual and periodic reports under the securities laws. The amounts shown also include, where applicable, shares of restricted stock and shares of stock held for the account of each person pursuant to Qwest's 401(k) and Employee Stock Purchase Plans. Unless otherwise indicated, each person has sole investment and voting power (or, under applicable marital property laws, shares such powers with his or her spouse) with respect to the shares set forth in the table above. Figures do not include phantom equity units that we credit to accounts for our non-employee directors, based on their election to defer their director's fees earned in a given year. As of September 30, 2003, the following phantom equity units had been credited to accounts for our non-employee directors: (a) Ms. Alvarado, 119,042.26; (b) Mr. Barrett, 65,793.92; (c) Mr. Donohue, 73,872.39; (d) Mr. Haines, 114,098.51; (e) Mr. Harvey, 75,094.99; (f) Mr. Hellman, 136,875.58; (g) Mr. Khosla, 51,912.15; (h) Mr. Popoff, 110,032.76; (i) Mr. Slater, 88,639.35; and (j) Mr. Stephens, 96,590.70. Each phantom equity unit represents a value equivalent to one share of our common stock.

(2)
Ownership percentage is reported based on 1,761,634,561 shares of common stock outstanding on September 30, 2003, plus, as to the holder thereof only and no other person, the number of shares (if any) that the person has the right to acquire by November 29, 2003, through the exercise of stock options or other similar rights.

(3)
Includes, as of September 30, 2003, (a) 283,208,000 shares deemed owned by Anschutz Company, a corporation wholly owned by Mr. Anschutz, (b) 17,200,000 shares held by Anschutz Family Investment Company LLC, of which Anschutz Company is the manager and a one percent equity owner, and (c) 20,000 shares held as custodian for Mr. Anschutz's children. Mr. Anschutz disclaims beneficial ownership of the 20,000 shares. Of the 283,208,000 shares shown as owned by Anschutz Company, (a) 6,075,000 are subject to forward sale contracts pursuant to which Anschutz Company holds no investment control but could, under certain circumstances, reacquire voting power, and (b) 19,208,000 are owned by a trust (over which Anschutz Company has no voting control) created in 1998 for holders of Trust Enhanced Distribution Securities ("TrENDS"). The terms of the TrENDS Trust require that Anschutz Company either cause the trust to assign such shares to the TrENDS holders on November 17, 2003 or provide cash to the trust to settle such obligation at the average closing price of the shares in the 20 trading days prior to November 17, 2003. If the TrENDS obligation is settled for cash, Anschutz Company would become the owner of the shares. Because a cash settlement of the TrENDS could occur within 60 days of the date of the information presented in the table above, the shares in the TrENDS trust are shown as owned by Anschutz Company.

(4)
Beneficial ownership information is based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on February 12, 2003 by AXA Financial, Inc. ("Financial") on behalf of itself and affiliated entities. According to the schedule, the shares are also beneficially owned by the following French affiliates of AXA Financial, Inc.: AXA Assurances I.A.R.D. Mutuelle; AXA Assurances Vie Mutuelle; AXA Conseil Vie Assurance Mutuelle; AXA Courtage Assurance Mutuelle; and AXA (collectively with Financial, the "AXA Group"). Of the reported shares, the AXA Group reports that it has sole voting power with respect to 89,519,990 shares, that it shares voting power with respect to 18,907,230 shares, and that is has sole dispositive power with respect to 170,336,149 shares. The AXA Group reports that its shares are deemed to be beneficially owned by the following subsidiaries of AXA: AXA Konzern AG (Germany) (3,108 shares) and AXA Investment Managers Paris (France) (18,200 shares) and by the following subsidiaries of AXA Financial, Inc.: Alliance Capital Management L.P. (170,152,689 shares) and The Equitable Life Assurance Society of the United States (162,152 shares).

(5)
Beneficial ownership information is based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2003 by FMR Corp. on behalf of itself and affiliated persons and entities. The schedule contains the following information regarding beneficial ownership of the shares: (a) Fidelity Management & Research Company (a wholly owned subsidiary of FMR Corp.) is the beneficial owner of 141,927,542 shares. Edward C. Johnson III, FMR Corp. and the Fidelity Funds each has sole power to dispose of the shares. Neither Edward C. Johnson III nor FMR Corp. has the sole power to vote or direct the voting of the shares owned by the Fidelity Funds; such shares are voted by the Board of Trustees for the Fidelity Funds; (b) Fidelity Management Trust Company (a wholly owned subsidiary of FMR Corp.) is the beneficial owner of 10,324,968 shares. Edward C. Johnson III and FMR Corp. each has sole power to dispose of 10,324,968 shares, sole power to vote or direct the voting of 9,753,768 shares and no power to vote or direct the voting of 571,200 shares; (c) Strategic Advisers, Inc. (a wholly owned subsidiary of FMR Corp.) is the beneficial owner of 415 shares. It has the sole power to dispose of the shares and sole power to vote or direct the voting of the shares; (d) Geode Capital Management, LLC (a wholly owned subsidiary of Fidelity

  Investors III Limited Partnership, some of whose limited partners and the members of whose general partner are shareholders and employees of FMR Corp.) is the beneficial owner of 6,008 shares; and (e) Fidelity International Limited (a subsidiary of FMR Corp.) is the beneficial owner of 14,440,500 shares. It has sole power to dispose of the shares and sole power to vote or direct the voting of the shares.

(6)
Beneficial ownership information is based on information contained in a report on Schedule 13G filed with the SEC on February 13, 2003 by Legg Mason, Inc. ("Legg Mason") as parent holding company for the following subsidiaries: Bartlett & Co.; Berkshire Asset Management, Inc.; Bingham Legg Advisers, LLC; Gray, Seifert & Co., Inc.; Legg Mason Capital Management, Inc.; Legg Mason Focus Capital, Inc.; Legg Mason Funds Management, Inc.; Legg Mason Trust, fsb; and Legg Mason Wood Walker, Inc. According to the schedule, Legg Mason has shared voting and dispositive power over all of the indicated shares.

(7)
Includes 1,250,000 shares subject to options that are exercisable on or before November 29, 2003.

(8)
Includes 56,130 shares subject to options that are exercisable on or before November 29, 2003.

(9)
Includes 56,130 shares subject to options that are exercisable on or before November 29, 2003.

(10)
Includes 9,250 shares subject to options that are exercisable on or before November 29, 2003.

(11)
Includes 4,250 shares subject to options that are exercisable on or before November 29, 2003.

(12)
Includes 54,400 shares subject to options that are exercisable on or before November 29, 2003.

(13)
Includes 56,130 shares subject to options that are exercisable on or before November 29, 2003.

(14)
Includes 4,250 shares subject to options that are exercisable on or before November 29, 2003.

(15)
Includes: (a) 20,000 shares owned as trustee for the Frank P. Popoff Revocable Living Trust, and (b) 61,318 shares subject to options that are exercisable on or before November 29, 2003.

(16)
Includes 99,400 shares subject to options that are exercisable on or before November 29, 2003.

(17)
Includes 4,250 shares subject to options that are exercisable on or before November 29, 2003.

(18)
Includes 500,000 shares subject to options that are exercisable on or before November 29, 2003.

(19)
Includes 531,250 shares subject to options that are exercisable on or before November 29, 2003.

(20)
Includes 266,500 shares subject to options that are exercisable on or before November 29, 2003.

(21)
Includes 170,750 shares subject to options that are exercisable on or before November 29, 2003.

(22)
Includes 3,124,008 shares subject to options that are exercisable on or before November 29, 2003 by the directors and executive officers as of December 31, 2002 as a group.

(23)
Includes (a) 3,200 shares owned by or for the benefit of Mr. Nacchio's children, (b) 90,000 shares held by the Nacchio Family Limited Partnership, of which Mr. Nacchio and his spouse each own a 1% general partnership interest and the remaining 98% is held in trust for Mr. Nacchio's children, (c) 476,025 shares held by his spouse and (d) 8,135,351 shares subject to options that are exercisable on or before November 29, 2003. Mr. Nacchio disclaims beneficial ownership of the 476,025 shares held by his spouse and the 3,200 shares owned by or for the benefit of his children.

Equity Compensation Plan Information

        We currently maintain four compensation plans under which shares of our common stock are authorized for issuance to employees and non-employees: our Equity Incentive Plan; our Employee Stock Purchase Plan; our Nonqualified Employee Stock Purchase Plan and our Equity Compensation Plan for Non-Employee Directors. Our Equity Incentive Plan and Employee Stock Purchase Plan have been approved by our stockholders. Our Nonqualified Employee Stock Purchase Plan and our Equity Compensation Plan for Non-Employee Directors, each of which is described in more detail below, have not been approved by our stockholders. The following table provides information as of December 31, 2002 about outstanding options and shares reserved for future issuance under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	112,320,486	$19.81	57,705,931	(2)
Equity compensation plans not approved by security holders	—	—	10,083,267	(3)

Total	112,320,486		67,789,198

(1)
Options issued under our Equity Incentive Plan are not currently exercisable due to our failure to file our annual and periodic reports under the securities laws. Includes 83,355,721 shares issuable upon the exercise of outstanding options originally granted under plans we assumed in connection with acquisitions, including the US WEST merger. The weighted average exercise price of these options is $21.47. We do not intend to grant any new options under these plans.

(2)
Does not include shares of our common stock that may be approved for future issuance under our Equity Incentive Plan at our 2003 Annual Stockholders' Meeting. Includes 57,216,076 shares available for future issuance under our Equity Incentive Plan and 489,855 shares available for future issuance under our Employee Stock Purchase Plan.

(3)
Includes 10,000,000 shares available for future issuance under our Nonqualified Employee Stock Purchase Plan and 83,267 shares available for future issuance under our Equity Compensation Plan for Non-Employee Directors.

        In 1997, our Board of Directors adopted an Equity Compensation Plan for Non-Employee Directors, under which directors who are not officers or employees of Qwest may receive shares of our common stock. Under the plan, eligible directors may elect on a quarterly basis to receive any or all of their annual and meeting fees for that quarter in shares of our common stock. With respect to each quarter for which an election is made, the total number of shares granted to the electing director equals the amount of the director's total annual and meeting fees divided by the fair market value of our common stock on the last business day of that quarter. Shares issued under the plan are to be issued as soon as practicable after the end of each quarter.

        In 2002, our Board of Directors adopted a Nonqualified Employee Stock Purchase Plan; however we have not commenced any offers nor issued any shares of our common stock under the plan. If used, the Nonqualified Employee Stock Purchase Plan will provide eligible employees of Qwest with an opportunity to purchase shares of our common stock. The maximum number of shares of common stock that may be purchased under the Nonqualified Employee Stock Purchase Plan is, in the aggregate, 10,000,000. Under the plan, offers to purchase common stock will be made on the first day of each calendar month and last for a period of one calendar month, unless otherwise determined by the Compensation and Human Resources Committee of our Board of Directors. An eligible employee may participate in any offer under the plan by authorizing payroll deductions of up to 15% of his or her base salary and commissions paid per pay period. Amounts withheld will be held for the credit of the participant as part of our general funds and will not accrue interest. On the last day of each calendar month, the entire account balance of a participating employee will be applied to purchase shares of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the last trading day of that month. In no event, however, will an employee be permitted to purchase more than 20,000 shares of common stock through the plan in any single offer. Participants may not transfer shares of common stock purchased under the plan until after the last day of the sixth month following the month in which the shares were purchased. We have the right to terminate or amend the plan at any time. If not previously terminated by our Board of Directors, the plan will terminate on the date as of which participants have purchased a number of shares equal to or greater than the number of shares then subject to the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See "Compensation Committee Interlocks and Insider Participation" in Part III, Item 12 above for descriptions of certain relationships and transactions between us and Mr. Anschutz, Anschutz Company or one or more of their affiliates.

        We loaned Afshin Mohebbi, a former executive officer, $600,000 under a promissory note dated May 18, 1999. The loan was unsecured and did not bear interest. The promissory note provided that the principal amount was to be forgiven in 36 equal monthly increments beginning July 1, 1999 and ending on June 1, 2002. Effective April 1, 2002, we loaned Mr. Mohebbi an additional $4 million, which bears interest at the rate of 5.54%, compounded semi-annually. Mr. Mohebbi has agreed to use a portion of the loan to pay the premium on a life insurance policy covering his life. The outstanding principal balance of the loan, together with any accrued and unpaid interest thereon, will be due and payable within 90 days following Mr. Mohebbi's death or earlier upon the occurrence of any transfer or surrender of the life insurance policy, any borrowing against or withdrawals of cash from the policy, any pledge of or encumbrance on the policy, or any reduction in the face amount of the policy that results in a distribution of cash value. Mr. Mohebbi is the owner of the life insurance policy.

        Joseph Nacchio has agreed to serve through June 30, 2004 as a consultant to us with respect to transitional matters relating to our business, for which he is to receive a monthly consulting fee of $125,000 (pro-rated for partial months) and reimbursement of expenses.

        Vinod Khosla, one of our directors, is a general partner of Kleiner, Perkins, Caufield and Byers ("KPCB"), a venture capital firm. From time to time, KPCB or entities controlled by it have taken and may take positions (including control positions) in, and have designated and may designate persons (including Mr. Khosla) on the boards of, companies with which we may conduct business.

        Marilyn Carlson Nelson, one of our directors from June 2000 until her resignation in June 2002, has been Chairman, President and Chief Executive Officer of Carlson Companies, Inc. ("CCI") since 1998. She is also a member of the Board of Directors of CWT Holdings B.V., in which CCI has, through its affiliates, a 50% interest. CWT Holdings B.V is the parent company of Carlson Wagonlit Travel, Inc. We paid Carlson Wagonlit Travel, Inc. for travel agency services approximately $630,000 in 2002. We also paid the Carlson Marketing Group, Inc., a wholly owned subsidiary of CCI, for marketing and other services supplied by Carlson Marketing Group, Inc., and for goods or travel, hospitality or other services supplied by third parties, approximately $306,000 in 2002, of which we understand $100,000 was the approximate net revenue to the Carlson Marketing Group. During 2002, CCI and its affiliates paid us at prevailing market rates approximately $1.6 million for telephone and related services.

        Since September of 2001, W. Thomas Stephens, one of our directors, has been the Deputy Chair of the Board of NorskeCanada (formerly Norske Skog Canada Ltd.). Pacifica Papers, Inc., which was acquired by Norske Skog Canada Ltd. in 2001, is a supplier of paper products to our former directories business, Qwest Dex, under a ten-year contract beginning in 1994. In connection with that contract, which terminates on December 31, 2003, we paid Pacifica Papers approximately $17 million in 2002. Mr. Stephens is also a director of Xcel Energy Inc., a power company that supplies power to us in certain states.

        In addition, several of our directors are directors or executive officers of or are otherwise associated with or have investments in companies to which we provide telephone and related services from time to time in the ordinary course.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pre-Approval Policies and Procedures

        The Audit Committee of our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent public accountant. Pursuant to the Audit Committee's charter, which was amended and restated on May 8, 2003, the Audit Committee pre-approves all auditing and permissible non-auditing services provided by our independent auditor. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of non-auditing services may be delegated to one or more of the Audit Committee's members, but the decision must be presented to the full Audit Committee. Our independent auditor may not be retained to perform the non-auditing services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Auditor

        As indicated in Item 9 of this Form 10-K, we engaged KPMG to be our independent auditor on May 29, 2002. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by KPMG for the fiscal year ended December 31, 2002 (based on fees billed to us through the date of this report) and by Arthur Andersen for the fiscal year ended December 31, 2001, are set forth in the table below. These amounts do not include approximately $4,200,000 of fees billed to us by Arthur Andersen in 2002 related to non-auditing services for management reporting and other matters.

	2002	2001
	(Dollars in thousands)
Audit fees	$28,988	$2,765
Audit-related fees	4,806	1,672
Tax fees	645	1,995

Subtotal	34,439	6,432
All other fees	63	6,199

Total fees	$34,502	$12,631

        For purposes of the preceding table, the professional fees are classified as follows:

  •
  Audit Fees—These are fees for professional services performed for the audit of our and certain of our subsidiaries' annual financial statements and review of financial statements included in our 10-Q filings, services that are normally provided by our independent accountant in connection with statutory and regulatory filings or engagements, and services that generally only our independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC. Included in the 2002 category for KPMG are (i) fees for the re-audit of our 2001 and 2000 financial statements and (ii) fees incurred for audits of the financial statements of certain of our subsidiaries performed in connection with acquisitions or dispositions of such subsidiaries, or in compliance with such subsidiaries' independent legal reporting obligations.

  •
  Audit-Related Fees—These are fees for assurance and related services that traditionally are performed by our independent accountant. More specifically, these include: employee benefit plan audits; due diligence related to mergers, acquisitions and dispositions; internal control reviews; attestation services that are not required by statute or regulation; and consultation concerning financial accounting and reporting standards.

  •
  Tax Fees—These are fees for all professional services performed by professional staff in our independent accountant's tax division except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice. Tax compliance involves preparation of original and amended tax returns, refund claims and tax payment services. Tax planning and tax advice encompass a diverse range of subjects, including assistance with tax audits and appeals, tax advice related to mergers, acquisitions and dispositions, and requests for rulings or technical advice from taxing authorities.

  •
  All Other Fees (2002 KPMG)—These are fees for other permissible work performed that do not meet the above category descriptions, including assistance with the internal audit department's company-wide risk assessment.

  •
  All Other Fees (2001 Arthur Andersen)—These are fees for other permissible work performed that do not meet the above category descriptions, including consulting services for litigation, information technology, management reporting and other matters. Certain of these fees related to non-auditing services that are no longer permissible as specified in Section 10A(g) of the Exchange Act. KPMG does not perform these types of non-auditing services for the Company.

        SEC rules effective as of May 6, 2003 require our Audit Committee to pre-approve all auditing and permissible non-auditing services provided by our independent auditor (with certain limited exceptions). Since the effective date of these rules, all of the services performed by KPMG described above under the captions "Audit-Related Fees," "Tax Fees" and "All Other Fees" were approved in advance by our Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report:

  (b)
  Reports on Form 8-K:

    We filed the following reports on Form 8-K during the fourth quarter of 2002:

    (1)
    On October 29, 2002, we filed a report on Form 8-K to update the status of certain accounting matters.

    (2)
    On October 30, 2002, we filed a report on Form 8-K regarding our results of operations for the third quarter of 2002. Included as exhibits to the Form 8-K were the following financial statements: condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001—as reported and as normalized; condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001; condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001; and certain selected consolidated financial data.

    (3)
    On November 14, 2002, we filed a report on Form 8-K containing certain financial disclosure including discussions about the expected restatement of our results, results of operations for the three and nine months ended September 30, 2002, liquidity and capital resources, an update on the status of our impairment charges, certain commitments and contingencies and an update on regulatory matters. Included as exhibits to the Form 8-K were the following financial statements: condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001; condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001; and condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001.

    (4)
    On November 15, 2002, we filed a report on Form 8-K to announce the completion of the first phase of the sale of the directory publishing business of our subsidiary, Qwest Dex. We also announced that a portion of the sale proceeds were made available to our subsidiary, Qwest Services Corporation ("QSC"), to pay $1.35 billion in outstanding loans under its Amended and Restated Credit Agreement dated as of August 30, 2002, reducing the lending commitments under such revolving credit facility to $2.0 billion.

    (5)
    On November 19, 2002, we filed a report on Form 8-K/A to amend the Form 8-K previously filed on November 15, 2002.

    (6)
    On November 20, 2002, we filed a report on Form 8-K to announce the commencement of a private offer to exchange $12,902,653,000 aggregate principal amount of outstanding debt securities of our subsidiary, Qwest Capital Funding, Inc. ("QCF"), in a private placement for new debt securities.

    (7)
    On November 26, 2002, we filed a report on Form 8-K to announce an agreement with a majority of the lenders in our $2.0 billion syndicated credit facility to amend the agreement governing the facility.

    (8)
    On December 6, 2002, we filed a report on Form 8-K to announce that in connection with our previously announced private offer to exchange outstanding debt securities of QCF in a private placement for new debt securities, a complaint had been filed in the United States District Court for the Southern District of New York against us, QCF and QSC and certain named individual defendants.

    (9)
    On December 23, 2002, we filed a report on Form 8-K to announce the voluntary dismissal of the complaint filed by certain QCF noteholders in connection with our $12.9 billion debt exchange offer and to announce the successful results of our offer to exchange $12.9 billion aggregate principal amount of outstanding debt securities of QCF in a private placement for new debt securities.

  (c)
  Exhibits required by Item 601 of Regulation S-K:

    Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)	Separation Agreement, dated June 5, 1998, between U S WEST, Inc. (renamed "MediaOne Group, Inc.") ("MediaOne Group") and USW-C, Inc (renamed U S WEST, Inc.) ("U S WEST") (incorporated by reference to U S WEST's Current Report on Form 8-K/A dated June 26, 1998, File No. 1-14087).
(2.2)
Amendment to the Separation Agreement between MediaOne Group and U S WEST dated June 12, 1998 (incorporated by reference to U S WEST's Annual Report on Form 10-K/A for the year ended December 31, 1998, File No. 1-14087).
(3.1)	Amended and Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).
3.2	Amended and Restated Bylaws of Qwest, adopted as of July 1, 2002.
(4.1)
Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto)(incorporated by reference to exhibit 4.1 of Qwest's Form S-4 as declared effective on January 5, 1998, File No. 333-42847).

(4.2)**	Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto).
(4.3)**
Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto).
(4.4)
Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.5)
Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.6)
Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI's Current Report on Form 8-K, dated June 23, 1997).
(4.7)
Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, National Association), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 1-14087).
(4.8)
First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as Trustee (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(4.9)
First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
(4.10)
First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(4.11)
First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
(4.12)
Indenture, dated as of December 26, 2002, between Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K filed on January 10, 2003, File No. 1-15577).
(10.1)	Growth Share Plan, as amended, effective October 1, 1996 (incorporated by reference to Qwest's Form S-1 as declared effective on June 23, 1997, File No. 333-25391).*
(10.2)	Equity Incentive Plan, as amended (incorporated by reference from Qwest's 2000 Proxy Statement for the Annual Meeting of Stockholders).*
(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2001 Proxy Statement for the Annual Meeting of Stockholders).*
10.4	Nonqualified Employee Stock Purchase Plan.*
(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).*
(10.6)**	Equity Compensation Plan for Non-Employee Directors.*
(10.7)	Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).*
(10.8)	401-K Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).*
(10.9)
Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999).
(10.10)	Common Stock Purchase Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999).
(10.11)	Securities Purchase Agreement, dated January 16, 2001, with BellSouth Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).
(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 1-14087).
(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 1-14087).

(10.14)
Purchase Agreement, dated July 3, 2000, among Qwest, Qwest Capital Funding, Inc. and Salomon Smith Barney Inc. (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(10.15)
Purchase Agreement, dated August 16, 2000, among Qwest, Qwest Capital Funding, Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
(10.16)
Purchase Agreement, dated February 7, 2001, among Qwest, Qwest Capital Funding, Inc., Banc of America Securities LLC and Chase Securities Inc. as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).
(10.17)
Purchase Agreement, dated July 25, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
(10.18)
Registration Rights Agreement, dated July 30, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
(10.19)
Registration Rights Agreement, dated as of December 26, 2002, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K, dated January 10, 2003, File No. 1-15577).
(10.20)
Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc., Qwest Dex Holdings, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
(10.21)
Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc., Qwest Dex Holdings, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
(10.22)
Second Amended and Restated Credit Agreement, dated as of August 30, 2002, by and among Qwest, Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Banks listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated September 5, 2002, File No. 1-15577).
(10.23)
Term Loan Agreement, dated as of August 30, 2002, by and among Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Lenders listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated September 5, 2002, File No. 1-15577).

(10.24)
Security and Pledge Agreement, dated as of August 30, 2002, by and among Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc. and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated September 5, 2002, File No. 1-15577).
(10.25)
Amendment No. 1, dated as of November 6, 2002, to Second Amended and Restated Credit Agreement dated as of August 30, 2002, by and among Qwest, Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Banks listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated November 26, 2002, File No. 1-15577).
(10.26)
Term Loan Agreement, dated as of June 9, 2003, by and among Qwest Corporation, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger. (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 1-15577).
(10.27)
Amended and Restated Employment Agreement, dated January 1, 2002, by and between Qwest Services Corporation and Afshin Mohebbi (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2001).*
10.28	Promissory Note, dated March 18, 2002, payable by Afshin Mohebbi to Qwest Communications International Inc.
(10.29)	Employment Agreement, dated October 24, 2001, by and between Qwest and Joseph P. Nacchio (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2001).*
10.30	Resignation and Consulting Agreement, dated June 16, 2002, by and between Qwest and Joseph P. Nacchio*
(10.31)	Letter Agreement, dated October 6, 1998, by and between Qwest and Drake Tempest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).*
10.32	Letter Agreement, dated October 31, 2001, by and between Qwest and Drake Tempest.*
10.33	Severance Agreement and General Release, dated November 14, 2002, by and between Drake S. Tempest and Qwest Services Corporation.*
10.34	Separation Date Release Agreement, dated December 6, 2002, by and between Drake S. Tempest and Qwest Services Corporation.
10.35	Employment Agreement, dated May 14, 2003, by and between Richard C. Notebaert and Qwest Services Corporation.*
10.36	Employment Agreement, dated May 14, 2003, by and between Oren G. Shaffer and Qwest Services Corporation.*

10.37	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer.*
10.38	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer.*
10.39	Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz.*
10.40	Letter Agreement, dated April 19, 2001, by and between Qwest and Annette M. Jacobs.*
10.41	Severance Agreement and General Release, dated September 17, 2003, by and between Qwest and Annette M. Jacobs.*
10.42	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger.*
10.43	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger.*
12	Calculation of Ratio of Earnings to Fixed Charges.
(16)
Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 11, 2002 (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed June 11, 2002, File No. 1-15577).
21	Subsidiaries of Qwest.
24	Power of Attorney.
31.1	Chief Executive Officer Certification.
31.2	Chief Financial Officer Certification.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(
)     Previously filed.

*
Executive Compensation Plans and Arrangements.

**
Incorporated by reference in Qwest's Form 10-K for the year ended December 31, 1997.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on October 16, 2003.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ OREN G. SHAFFER Oren G. Shaffer Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of October, 2003.

Signature	Titles

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ OREN G. SHAFFER Oren G. Shaffer	Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)
* Philip F. Anschutz	Director
* Linda G. Alvarado	Director
* Craig R. Barrett	Director
* Thomas J. Donohue	Director
* Jordan L. Haines	Director
* Cannon Y. Harvey	Director

* Peter S. Hellman	Director
* Vinod Khosla	Director
* Frank P. Popoff	Director
* Craig D. Slater	Director
* W. Thomas Stephens	Director
*By:	/s/ RICHARD C. NOTEBAERT Richard C. Notebaert As Attorney-In-Fact

Independent Auditors' Report

The Board of Directors and Stockholders
Qwest Communications International Inc.:

Under date of October 8, 2003, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2002, 2001, and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years then ended, as contained in the annual report on the 2002 Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 3 and 4 to the consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

/s/ KPMG LLP

Denver, Colorado
October 8, 2003

S-1

QWEST COMMUNICATIONS INTERNATIONAL INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN MILLIONS)

	Balance at beginning of period(1)	Merger adjustment(2)	Charged to expense	Deductions	Balance at end of period
Allowance for uncollectibles:
2002	$402	—	511	553	$360
2001	305	—	615	518	402
2000	88	69	388	240	305

(1)
January 1, 2000 balance is unaudited.

(2)
The Merger adjustment represents pre-Merger Qwest's allowance for uncollectibles at the time of the Merger (June 30, 2000).

S-2