Form 10-Q
period 2003-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2003-11-19
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-22609

Qwest Communications International Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1339282 (I.R.S. Employer Identification No.)
1801 California Street, Denver, Colorado (Address of principal executive officers)	80202 (Zip Code)
(303) 992-1400 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

        At October 31, 2003, 1,766,172,618 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.
FORM 10-Q

TABLE OF CONTENTS

Item
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three and nine months ended September 30, 2003 and 2002 (unaudited)
Condensed Consolidated Balance Sheets—September 30, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2003 and 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
2.	Changes in Securities and Use of Proceeds
6.	Exhibits and Reports on Form 8-K
Signature Page

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total operating revenues	$3,570	$3,772	$10,790	$11,666
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	1,925	1,452	4,812	4,519
Selling, general and administrative	1,105	1,313	3,475	4,228
Depreciation	677	692	2,030	2,573
Other intangible assets amortization	119	104	339	469
Goodwill impairment charge	—	—	—	8,483
Asset impairment charges	230	—	230	10,499
Restructuring and other charges	37	135	67	161

Total operating expenses	4,093	3,696	10,953	30,932

Operating (loss) income	(523)	76	(163)	(19,266)

Other expense (income):
Interest expense—net	437	451	1,321	1,325
Losses and impairment of investment in KPNQwest	—	—	—	1,190
Loss on sale of investments and other investment write-downs	4	3	13	78
Gain on early retirement of debt	(15)	—	(44)	(9)
Other income—net	(7)	(6)	(111)	—

Total other expense—net	419	448	1,179	2,584

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(942)	(372)	(1,342)	(21,850)
Income tax benefit	256	134	411	3,179

Loss from continuing operations	(686)	(238)	(931)	(18,671)
Discontinued operations:
Income from and gain on sale of discontinued operations, net of taxes of $1,598, $73, $1,674 and $169, respectively	2,517	115	2,644	268

Income (loss) before cumulative effect of changes in accounting principles	1,831	(123)	1,713	(18,403)
Cumulative effect of changes in accounting principles, net of taxes of $0, $0, $131 and $0, respectively	—	—	206	(22,800)

Net income (loss)	$1,831	$(123)	$1,919	$(41,203)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.39)	$(0.14)	$(0.54)	$(11.13)
Discontinued operations	1.44	0.07	1.53	0.16

Income (loss) before cumulative effect of changes in accounting principles	1.05	(0.07)	0.99	(10.97)
Cumulative effect of changes in accounting principles, net of taxes	—	—	0.12	(13.59)

Basic and diluted income (loss) per share	$1.05	$(0.07)	$1.11	$(24.56)

Basic and diluted weighted average shares outstanding	1,747,012	1,687,745	1,729,256	1,677,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,089	$2,253
Restricted cash	12	26
Accounts receivable—net	1,891	2,327
Inventories	84	68
Deferred income taxes	—	898
Prepaid and other assets	417	489
Assets held for sale	5	347

Total current assets	8,498	6,408
Property, plant and equipment—net	18,363	19,003
Other intangible assets—net	1,536	1,612
Deferred income taxes	38	398
Other assets	2,027	1,924

Total assets	$30,462	$29,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$1,031	$2,786
Accounts payable	802	906
Accrued expenses and other current liabilities	2,534	2,008
Deferred revenue and customer deposits	648	773
Restructuring reserves	101	104
Merger-related reserve	22	22
Current deferred income taxes	150	—
Liabilities associated with discontinued operations	—	296

Total current liabilities	5,288	6,895
Long-term borrowings (net of unamortized debt discount of $8, and $129, respectively)	20,242	19,754
Post-retirement and other post-employment benefit obligations	3,150	3,075
Deferred revenue	788	957
Restructuring reserves	386	421
Other long-term liabilities	1,242	1,073

Total liabilities	31,096	32,175
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized, none issued and outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized, 1,762,470 and 1,713,592 issued; 1,761,635 and 1,699,115 outstanding	18	17
Additional paid-in capital	42,896	43,225
Treasury stock	(14)	(618)
Accumulated deficit	(43,520)	(45,439)
Accumulated other comprehensive loss	(14)	(15)

Total stockholders' deficit	(634)	(2,830)

Total liabilities and stockholders' deficit	$30,462	$29,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$1,919	$(41,203)
Adjustments to net income (loss):
Income from discontinued operations, net of tax	(2,644)	(268)
Depreciation and amortization	2,369	3,042
Loss on sale of investments and investment write-downs, net	13	1,268
Provision for bad debts	241	515
Cumulative effect of changes in accounting principles	(206)	22,800
Goodwill impairment charge	—	8,483
Asset impairment charges	230	10,499
Deferred income taxes	(386)	(2,921)
Gain on early retirement of debt	(44)	(9)
Other non-cash charges	155	148
Changes in operating assets and liabilities:
Accounts receivable	195	(58)
Inventories	(32)	77
Prepaid and other current assets	80	74
Accounts payable and accrued expenses	338	(487)
Deferred revenue and customer deposits	(294)	107
Restructuring reserve	(38)	(196)
Merger-related reserve	—	(70)
Other long-term assets and liabilities	(18)	(137)

Cash provided by operating activities	1,878	1,664

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,473)	(2,203)
Proceeds from sale of equity securities	—	11
Purchase of securities	—	(4)
Proceeds from sale of equipment	7	75
Other	(6)	(78)

Cash used for investing activities	(1,472)	(2,199)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,729	1,476
Repayments of long-term borrowings	(2,030)	(1,117)
Net proceeds from (or repayments of) short-term debt	(750)	809
Proceeds from issuance of common stock	—	14
Repurchase of stock	—	(11)
Debt issuance costs	(43)	(152)

Cash (used for) provided by financing activities	(1,094)	1,019

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash	(688)	484
Net cash generated by discontinued operations	234	432
Proceeds from sale of a directory business	4,290	—
Beginning balance	2,253	186

Ending balance	$6,089	$1,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

Note 1: Basis of Presentation

        The condensed consolidated interim financial statements are unaudited. Qwest Communications International Inc. ("Qwest," "we," "us," the "Company" and "our") prepared these condensed consolidated financial statements in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

        In the third quarter of 2002, we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in seven of the 14 states in which we offered these services. In September 2003, we completed the sale of the directory publishing business in the remaining states. As a consequence, the results of operations and gain on the sale of our directory publishing business are included in income from discontinued operations in our condensed consolidated statements of operations for all periods presented. See Note 4—Discontinued Operations including Assets Held for Sale.

        We made certain reclassifications to prior balances to conform to the current year presentation. Also, in connection with the preparation of this Form 10-Q, we moved $124 million of tax expense we improperly reflected in our quarter ended June 30, 2002 consolidated financial statements (which are included in our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K")) into our quarter ended September 30, 2002 consolidated financial statements. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2003 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2002 Form 10-K. Due to the number of subsequent events and updates that have occurred since the end of the period covered by these condensed consolidated financial statements, for convenience of the reader we have generally included these items in their related footnotes. The condensed consolidated results of operations for the three and nine month periods ended September 30, 2003 and the statement of cash flows for the nine month period ended September 30, 2003 are not necessarily indicative of the results or cash flows expected for the full year.

Recently adopted accounting pronouncements and cumulative effects of adoption

        On January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under law or written or oral contract. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $28 million (liability of $43 million net of an asset of $15 million) as of January 1, 2003.

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 on January 1, 2003. The net income impact for the nine months ended September 30, 2003 is $206 million ($365 million less the $28 million of charges disclosed above, net of income taxes of $131 million).

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $32 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $6 million annually beginning January 1, 2003. Based on historical charges and activity through the nine months ended September 30, 2003, we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," ("SFAS No. 148"), which is effective for financial statements related to periods ending after December 15, 2002. SFAS No. 148 requires the following expanded disclosure regarding stock-based compensation.

        Had compensation cost for our stock-based compensation plans been determined under the fair value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), our net income (loss) and basic and diluted income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions, except per share amounts)
Net income (loss):
As reported	$1,831	$(123)	$1,919	$(41,203)
Add: Stock-option-based employee compensation expense included in reported net loss, net of related tax effects	1	2	4	6
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(23)	(42)	(79)	(120)

Pro forma	$1,809	$(163)	$1,844	$(41,317)

Net income (loss) per share:
As reported—basic and diluted	$1.05	$(0.07)	$1.11	$(24.56)
Pro forma—basic and diluted	$1.04	$(0.10)	$1.07	$(24.63)

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Earnings per share

        The weighted average number of shares used for computing basic and diluted income (loss) per share for the three months ended September 30, 2003 and 2002 was 1.747 billion and 1.688 billion, respectively, and for the nine months ended September 30, 2003 and 2002 was 1.729 billion and 1.677 billion, respectively. For these same periods, the effect of approximately 4.8 million, 1.4 million, 4.6 million and 1.6 million of outstanding stock options were excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

Note 2: Asset Impairment Charges

2003 Impairment Charge

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation, ("Sprint") that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communications service ("PCS") wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned at our cost onto Sprint's network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we compared gross undiscounted cash flow projections to the carrying value of the long-lived wireless network assets and determined that certain asset groups were not expected to be recovered through future projected cash flows. For those asset groups that were not recoverable, we then estimated the fair value using market prices for similar assets. Cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by $230 million.

        Estimating the fair value of the asset groups involved significant judgment and a variety of assumptions. Comparable market data was obtained by reviewing recent sales of similar asset types.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $25 million in accumulated depreciation was eliminated in connection with the accounting for the impairment. This impairment will reduce our annual depreciation and amortization expense by approximately $40 million, effective October 1, 2003.

2002 Impairment Charge

        Effective June 30, 2002, pursuant to SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows as follows: traditional telephone network, national fiber optic broadband network, international fiber optic broadband network, wireless network, web hosting and application service provider ("ASP") assets, assets held for sale and out-of-region digital subscriber line ("DSL") assets. Based on the gross undiscounted cash flow projections, we determined that all of our asset groups except our traditional telephone network were impaired at June 30, 2002. For those asset groups that were impaired we then estimated the fair value using a variety of techniques, which are presented in the table below. For those asset groups that were impaired, we determined that the fair values were less than our carrying amount by $10.613 billion in the aggregate of which $120 million has been reclassified to income from and gain on sale of discontinued operations for certain web hosting centers in our condensed consolidated statement of operations for the nine months ended September 30, 2002.

Asset Group	Impairment Charge	Fair Value Methodology
	(Dollars in millions)
National fiber optic broadband network	$8,505	Discounted cash flows
International fiber optic broadband network	685	Comparable market data
Wireless network	825	Comparable market data and discounted cash flows
Web hosting and ASP assets	88	Comparable market data
Assets held for sale	348	Comparable market data
Out-of-region DSL assets	42	Discounted cash flows

Total impairment charges	$10,493

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

        A brief description of the underlying business purpose of each of the asset groups that were impaired as a result of our analysis as of June 30, 2002 is as follows:

  •
  Our national fiber optic broadband network ("National Network") provides long-distance voice services, data and Internet services and wholesale services to business, residential and wholesale customers outside of our local service area.

  •
  Our international fiber optic broadband network ("International Network") provides the same services to the same types of customers, only outside of the United States.

  •
  Our wireless network provides PCS in select markets in our local service area.

  •
  Our web hosting and ASP assets provide business customers shared and dedicated hosting on our servers as well as application hosting services to help design and manage customers' websites and hosting applications.

  •
  Assets held for sale primarily consist of excess network supplies. See Note 4—Discontinued Operations including Assets Held for Sale for further information.

  •
  Our out-of-region DSL assets provide DSL service to customers outside our local service area.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $1.9 billion in accumulated depreciation was eliminated in connection with the accounting for the impairments as of June 30, 2002. The impact of the impairments has reduced our annual depreciation and amortization expense by approximately $1.3 billion, effective July 1, 2002.

        In addition, for the nine months ended September 30, 2002, we recorded other asset impairment charges of $6 million associated with the write-down of other real estate assets that were held for sale.

Note 3: Goodwill and Other Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires companies to cease amortizing goodwill and intangible assets which have indefinite useful lives. SFAS No. 142 also requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption on January 1, 2002 and annually thereafter, or more often if events or circumstances warrant. Under SFAS No. 142, goodwill impairment may exist if the carrying value of the reporting unit to which it is allocated exceeds its estimated fair value.

        Based on the transition provisions of SFAS No. 142, we reclassified the $50 million net carrying value of our assembled workforce intangible asset, which was recognized in connection with the June 30, 2000 acquisition of U S WEST, Inc. ("the Merger"), into goodwill effective January 1, 2002. The assembled workforce intangible asset no longer met the criteria for recognition as a separate intangible asset apart from goodwill. Amortization of goodwill, including the addition to goodwill from the reclassification of the assembled workforce intangible asset, ceased on January 1, 2002. We also ceased amortizing our intangible assets with indefinite lives, including trademarks, trade names and wireless spectrum licenses on January 1, 2002.

        In accordance with SFAS No. 142, we performed a transitional impairment test of goodwill and intangible assets with indefinite lives as of January 1, 2002. The first step of the transitional test of impairment was performed by comparing the fair value of our reporting units to the carrying values of these reporting units to which goodwill was assigned. Because we do not maintain balance sheets at the reporting unit level, we allocated all assets and liabilities to each of the reporting units based on various methodologies that included specific identification and allocations based primarily on revenues, voice grade equivalents (the amount of capacity required to carry one telephone call) and relative number of employees. Goodwill was allocated to reporting units based on the relative fair value of each reporting unit. We did not allocate any goodwill to our wireless and directory publishing reporting units because they were not expected to benefit significantly from the synergies of the Merger and are not considered sources of the goodwill which arose from the Merger.

        Upon implementation of SFAS No. 142, we identified 13 reporting units. Goodwill was allocated to four of these reporting units on a relative fair value basis. Reporting units that were non-revenue producing or that were not expected to benefit significantly from the synergies of the Merger were not allocated goodwill. In addition, insignificant reporting units were not allocated goodwill. As discussed in Note 8—Segment Information, operating segments were changed in the fourth quarter of 2002 after goodwill had already been reduced to zero through impairments discussed in the following paragraphs.

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

Note 4: Discontinued Operations including Assets Held for Sale

        The following table presents the summarized results of operations for the periods indicated related to our discontinued operations. These results primarily relate to our directory publishing business. Our December 31, 2002 consolidated financial statements have been adjusted to reflect changes in the entities that comprise our discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Revenue	$178	$414	$649	$1,241
Costs and expenses:
Cost of services	66	132	217	423
Selling, general and administrative	31	94	83	355
Depreciation and amortization	—	3	—	29

Income from operations	81	185	349	434
Gain on sale of directory publishing business	4,080	—	4,080	—
Other income (expense)	(46)	3	(111)	3

Income before income taxes	4,115	188	4,318	437
Income tax provision	1,598	73	1,674	169

Income from and gain on sale of discontinued operations	$2,517	$115	$2,644	$268

        The following table presents the condensed balance sheets related to our discontinued operations, primarily our directory publishing business, as of the dates presented. All other assets held for sale are included in our wireline segment. Since all of the operations were sold by September 30, 2003, there are no assets or liabilities as of that date except for $5 million of real estate held for sale.

	September 30, 2003	December 31, 2002
	(Dollars in millions)
Current assets held for sale	$—	$261
Property, plant and equipment, net	5	65
Other assets	—	21

Total assets held for sale	$5	$347

Current portion of liabilities associated with discontinued operations	$—	$246
Other long-term liabilities	—	50

Total liabilities associated with discontinued operations	$—	$296

Discontinued directory publishing business

        During the second quarter of 2002, we began actively pursuing the sale of our directory publishing business. On November 8, 2002, we completed the first stage of the sale of our directory publishing business to a new entity formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (the "Buyer") (the "Dex Sale"). The sales price for the first stage of the Dex Sale, which involved the sale of Dex operations in the states of Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (the "Dex East business") was $2.75 billion and was paid in cash. We recognized a gain of $1.6 billion (net of $1.0 billion in income taxes) on the sale of the Dex East business.

        The sale of our directory publishing business in the remaining states of Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the "Dex West business") was completed in September 2003. We received approximately $4.3 billion in gross sale proceeds related to the sale. We recognized a gain of $2.5 billion (net of $1.6 billion in income taxes) on the sale of the Dex West business.

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

Excess network supplies held for sale

        We periodically review our network supplies against our usage requirements to identify potential excess supplies for disposal. During the second quarter of 2002, we identified $359 million of excess supplies and engaged a third-party broker to conduct a sale of those assets. An impairment charge of $348 million was recorded on June 30, 2002 to reduce the carrying amount of the supplies to their estimated fair value less cost to sell of $17 million. Fair value was based upon market values of similar equipment. The impairment charge of $348 million is included in asset impairment charges in our nine months ended September 30, 2002 condensed consolidated statement of operations.

Note 5: Investment in KPNQwest

        In April 1999, pre-Merger Qwest and KPN Telecom B.V. ("KPN") formed KPNQwest, a joint venture to create a pan-European Internet Protocol ("IP")-based fiber optic broadband network, linked to Qwest's network in North America, for data and multimedia services. Because we have never had the ability to designate a majority of the members of the supervisory board or to vote a majority of the voting securities, we accounted for our investment in KPNQwest using the equity method of accounting for all periods presented.

        In May 2002, KPNQwest filed for bankruptcy protection and ceased operations. We do not expect to recover any of our investment in KPNQwest and, as a result, during the first six months of 2002, we recorded a loss of $1.190 billion on our remaining investment in KPNQwest which is included in loss from continuing operations for the nine months ended September 30, 2002.

Note 6: Borrowings

        Our borrowings, inclusive of discounts and premiums, consisted of the following for the dates indicated:

	September 30, 2003	December 31, 2002
	(Dollars in millions)
Current borrowings:
Short-term notes	$—	$750
Current portion of credit facility	—	750
Current portion of long-term borrowings	983	1,201
Current portion of capital lease obligations and other	48	85

Total current borrowings	$1,031	$2,786

Long-term borrowings:
Long-term portion of credit facility	$1,250	$1,250
Long-term notes	18,923	18,438
Long-term capital lease obligations and other	69	66

Total long-term borrowings	$20,242	$19,754

        During the third quarter of 2003, we exchanged approximately 20 million shares of our common stock with an aggregate value of $81 million for $95 million face amount in Qwest Capital Funding ("QCF") notes. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.43 per share to $5.11 per share. We repurchased approximately $11 million face amount of QCF notes for approximately $11 million in cash. As a result, we recorded $15 million of gain on debt extinguishment during the third quarter of 2003.

        For the nine months ended September 30, 2003, we exchanged 50 million shares of our common stock with an aggregate value of $194 million for $237 million face amount in QCF notes. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.22 per share to $5.11 per share. We also repurchased approximately $11 million face amount of QCF notes for approximately $11 million in cash. We recorded $44 million of gain on debt extinguishment for the above transactions during the nine month period.

        We also exchanged $406 million of new Qwest Services Corporation ("QSC") notes for $560 million face amount of QCF notes. These debt-for-debt exchanges were accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments." On the date of the exchanges, the present value of the cash flows under the terms of the revised debt instruments were compared to the present value of the remaining cash flows under the original debt instruments. The cash flows were not considered "substantially" different to that of the exchanged debt; therefore, no gain was realized on the exchanges and the difference between the face amount of the new debt and the carrying amount of the exchanged debt of $144 million for the nine months ended September 30, 2003 is being amortized as a credit to interest expense using the effective interest rate method over the life of the new debt.

        On June 9, 2003, Qwest Corporation ("QC") entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of QC's current indebtedness. The floating rate tranche is non-prepayable for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as the other senior QC indebtedness. The net proceeds were used to refinance QC debt due in 2003 and fund or refinance QC's investment in telecommunications assets. The floating rate tranche bears interest at London Interbank Offered Rates plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at September 30, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%. Also, in connection with this QC issuance, our obligation under the QSC credit facility was paid down by $429 million to a balance of $1.57 billion.

        On August 12, 2003 Qwest Dex, Inc. ("Dex"), our directory publishing subsidiary, paid in full the $750 million it owed under a term loan agreement consummated in August 2002.

        On September 9, 2003, we completed the sale of the Dex West business. The gross proceeds from the sale of the Dex West business were $4.3 billion and were received in cash. We used $321 million of the cash proceeds to reduce our QSC Credit facility obligation to $1.25 billion. We expect to use the balance of the proceeds from the Dex West sale to invest in telecommunications assets and/or to redeem other indebtedness.

Subsequent Events—Debt-Related Matters

        Subsequent to September 30, 2003 and through November 19, 2003, we exchanged, through direct transactions, $207 million face amount of debt issued by QCF and Qwest Communications Corporation for $187 million in cash and for equity with an aggregate value of $9 million. We recorded a gain of $9 million related to these transactions.

        On November 19, 2003, we commenced a tender offer for up to $2.25 billion in aggregate principal amount of our debt securities. The offer is being made for specified series of debt securities of Qwest Communications International Inc., QCF and QSC. Of the $2.25 billion we are offering to repurchase, up to $625 million is allocated to debt securities maturing in 2005 through 2007, up to $1.3 billion is allocated to debt securities maturing in 2008 through 2011 and up to $325 million is allocated to debt securities maturing in 2014 through 2031. The offer period expires on December 19, 2003, unless our offer is extended or earlier terminated, and the offer includes an early participation incentive for holders who tender on or before December 4, 2003.

Note 7: Restructuring and Merger-Related Charges

Restructuring and other charges

  2003 Restructuring

        During the nine months ended September 30, 2003, we identified planned employee reductions in various functional areas and ceased use of a number of operating and administrative facilities. As a result, we established a reserve and recorded a charge to our condensed consolidated statement of operations of $61 million to cover the costs associated with these actions as more fully described below.

        An analysis of activity associated with our 2003 restructuring reserve for the nine months ended September 30, 2003 is as follows:

	2003 Provision	2003 Utilization	September 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$35	$18	$17
Lease losses, net of sublease income	26	—	26

Total	$61	$18	$43

        The 2003 restructuring includes charges of $35 million for severance benefits and other charges pursuant to established severance policies associated with a reduction in employees. We identified 900 employees from various functional areas to be terminated as part of this reduction. Through September 30, 2003, 700 of the planned reductions had been completed and $18 million of the restructuring reserve had been used for severance payments and enhanced pension benefits.

        As part of the 2003 restructuring, we ceased using office and certain other facilities and established a reserve of $26 million for abandonment costs. The abandonment costs include the present value of rental payments due over the remaining terms of the leases, net of estimated sublease revenue, and estimated costs to sublease or terminate the leases.

        Other severance related charges not associated with specific restructuring plans were $1 million and $6 million for the three and nine months ended September 30, 2003, respectively.

  2002 Restructuring

        During 2002, in response to shortfalls in employee reductions planned as part of the 2001 restructuring plan (as discussed below), and due to continued declines in our revenues and general economic conditions, we identified planned employee reductions in various functional areas and permanently abandoned a number of operating and administrative facilities. As a result, we established a restructuring reserve and recorded a charge to our condensed consolidated statement of operations to cover the costs associated with these actions.

        An analysis of activity associated with our 2002 restructuring plan for the nine months ended September 30, 2003 is as follows:

	January 1, 2003 Balance	2003 Provision	2003 Utilization	September 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$56	$—	$39	$17
Contractual settlements and legal contingencies	108	—	13	95

Total	$164	$—	$52	$112

        During 2002, we identified approximately 4,500 employees from various functional areas to be terminated as part of this reduction. At September 30, 2003, 4,200 of the planned reductions had been accomplished and for the nine months ended September 30, 2003, $39 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. We expect the remaining employee reductions to be completed by December 31, 2003.

        Also as part of the 2002 restructuring, we permanently abandoned 64 leased facilities and recorded a charge to restructuring and other charges in our consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. For the nine months ended September 30, 2003, we utilized $13 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

  2001 Restructuring

        During the fourth quarter of 2001, a plan was approved to reduce employee levels, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases. An analysis of activity associated with our 2001 plan for the nine months ended September 30, 2003 is as follows:

	January 1, 2003 Balance	2003 Provision	2003 Utilization	September 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$16	$—	$1	$15
Contractual settlements and legal contingencies	59	—	12	47
Lease losses, net of sublease income	286	—	16	270

Total	$361	$—	$29	$332

        In 2001, we identified approximately 10,000 employees from various functional areas, to be terminated as part of an employee reduction and accrued a restructuring reserve for severance benefits for those employees. At September 30, 2003 approximately 7,000 employees had been terminated. For the nine months ended September 30, 2003, $1 million of the 2001 restructuring reserve had been used for severance payments, enhanced pension benefits and other employee-related outlays. In 2002, in response to this shortfall in planned employee terminations, we reviewed our manpower complement in other functional areas and identified employees to be terminated as part of another staffing reduction. These planned reductions are discussed above in connection with our 2002 restructuring activities.

        Due to our staffing reduction and consolidation of our operations, we accrued a restructuring reserve associated with the expected termination of 40 operating lease agreements across the country. For the nine months ended September 30, 2003, we utilized $12 million of the established reserve for payments associated with contract termination costs related to exiting these buildings.

        As a result of the slowing economy and the excess capacity that existed for web hosting, we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified 10 web hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. Certain of these leases are for terms of up to 20 years. As a result, in 2001, we established a restructuring reserve to cover the expected sublease losses. For the nine months ended September 30, 2003, we utilized $16 million of the established reserve primarily for payments made on the web hosting center leases and contract termination costs.

Merger-related charges

        As of September 30, 2003 total Merger-related accruals of $22 million are included on our condensed consolidated balance sheet. These relate primarily to outstanding legal liabilities. As the matters identified as contractual settlements and legal contingencies are resolved, any amounts due will be paid and charged against our remaining accrual. Any differences between amounts accrued and actual payments made will be reflected in Merger-related charges in our condensed consolidated statement of operations for the period in which the difference is identified.

Note 8: Segment Information

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

        The CODM of a business represents the highest level of management who is responsible for the overall allocation of resources within the business and assessment of the performance of the business. Our CODM is our Chief Executive Officer. Set forth below is revenue and operating expense information for the three and nine months ended September 30, 2003 and 2002 for our three operating segments at September 30, 2003: wireline services, wireless services and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Until September 2003, we also operated a fourth segment, our directory publishing business, which as described in Note 4—Discontinued Operations including Assets Held for Sale, has been classified as discontinued operations in our condensed consolidated statements of operations and accordingly is not presented in our segment results below.

        Segment income consists of each segment's revenues and direct expenses. Segment revenues are based on the types of products and services offered as described below. The network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, we do not allocate network infrastructure costs to individual products. Direct administrative costs include sales, customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate, legal, marketing services and human resources are included in the other services segment. We manage indirect administrative services costs centrally; consequently, the costs are not allocated to the wireline or wireless services segments. Similarly, depreciation, amortization, interest expense, interest income and other income (expense) are not allocated to either the wireline or wireless segments.

        Our wireline services segment includes revenues from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services, operator services, public telephone service, enhanced voice services and revenues from the sales of customer premises equipment ("CPE")) and long-distance voice services (such as IntraLATA and InterLATA long-distance services). Voice services revenues are also generated through our wholesale sales channel basis from switched-access service revenues (which are revenues generated principally from charges to interexchange carriers ("IXCs"), for use of our local network to connect their customers to their long-distance networks). An IXC is a telecommunications company that provides long-distance services to end-users by handling calls that are made from a phone exchange in one local access transport area ("LATA"), to an exchange in another LATA.

        Data and Internet services include data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode ("ATM") and related CPE) and Internet services (such as DSL, Dedicated Internet Access ("DIA"), virtual private network ("VPN"), Internet dial access, web hosting, professional services and related CPE). Revenues from optical capacity transactions are also included in revenues from data services as is revenue from the provision of wholesale billing services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC, which holds 10 Megahertz licenses to provide PCS in most markets in our local service area. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation, or Sprint, that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned at our cost onto Sprint's network. We evaluated both the operational effects of this new wholesale wireless arrangement and the financial effects; and, due to the anticipated decrease in usage of our own wireless network we recorded a charge related to an impairment of our wireless network of $230 million in the third quarter of 2003.

        Our other services segment consists of revenues and expenses from other operating segments and functional departments that do not meet the quantitative threshold requirements of SFAS No. 131. Other services revenue is predominately derived from subleases of some of our real estate assets, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for functions such as finance, information technology, real estate, legal, marketing services and human resources.

        Information for all periods has been conformed to our September 30, 2003 presentation, as described above. Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenues shown below for each segment are derived from transactions with external customers. Internally, we do not separately track the total assets of our wireline or other segments. As such, total asset information for the three segments shown below is not presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Operating revenues:
Wireline services	$3,407	$3,587	$10,303	$11,065
Wireless services	152	179	457	550
Other services	11	6	30	51

Total operating revenues	$3,570	$3,772	$10,790	$11,666

Operating expenses:
Wireline services	$2,261	$1,961	$5,956	$6,268
Wireless services	89	129	275	443
Other services	680	675	2,056	2,036

Total segment expenses	$3,030	$2,765	$8,287	$8,747

Segment income (loss):
Wireline services	$1,146	$1,626	$4,347	$4,797
Wireless services	63	50	182	107
Other services	(669)	(669)	(2,026)	(1,985)

Total segment income	$540	$1,007	$2,503	$2,919

Capital expenditures:
Wireline	$403	$300	$1,126	$1,450
Wireless	—	6	10	48
Other	139	123	374	730

Total capital expenditures	542	429	1,510	2,228
Non-cash investing activities	(2)	4	(37)	(25)

Total cash capital expenditures	$540	$433	$1,473	$2,203

        The following table reconciles segment income to net income (loss) for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Segment income	$540	$1,007	$2,503	$2,919
Depreciation	(677)	(692)	(2,030)	(2,573)
Other intangible assets amortization	(119)	(104)	(339)	(469)
Goodwill impairment charge	—	—	—	(8,483)
Asset impairment charges	(230)	—	(230)	(10,499)
Restructuring and other charges	(37)	(135)	(67)	(161)
Total other expense—net	(419)	(448)	(1,179)	(2,584)
Income tax benefit	256	134	411	3,179
Income from and gain on sale of discontinued operations, net of taxes	2,517	115	2,644	268
Cumulative effect of changes in accounting principles, net of taxes	—	—	206	(22,800)

Net income (loss)	$1,831	$(123)	$1,919	$(41,203)

        Set forth below is revenue information for the three and nine months ended September 30, 2003 and 2002 for revenues derived from external customers for our products and services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Operating revenues:
Local voice	$1,698	$1,870	$5,205	$5,676
Long-distance	476	517	1,405	1,625
Access	237	235	705	774

Total voice services	2,411	2,622	7,315	8,075
Data and Internet services	996	965	2,988	2,990

Total wireline segment revenues	3,407	3,587	10,303	11,065
Wireless segment revenues	152	179	457	550
Other services revenues	11	6	30	51

Total operating revenues	$3,570	$3,772	$10,790	$11,666

        We provide a variety of telecommunications services on a national and international basis to global and national businesses, small businesses, governmental agencies and residential customers. It is impractical for us to provide revenue information about geographic areas.

        We do not have any single major customer that provides more than 10 percent of the total of our revenues derived from external customers.

Note 9: Non-Cash Activities

        Supplemental disclosures of non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2003	2002
	(Dollars in millions)
Retirement of debt net of stock issuance (see Note 6)	$44	$9
Assets acquired through capital leases	37	25

        For the nine months ended September 30, 2003, we exchanged debt with a carrying value of $238 million that was issued by QCF. In exchange for the debt, we issued approximately 50 million shares of our common stock with a fair value of $194 million and recorded a $44 million gain on early retirement of debt.

        During the first quarter of 2002, we exchanged debt with a carrying value of $96 million that was issued by QCF. In exchange for the debt, we issued approximately 9.88 million shares of our treasury stock with a fair value of $87 million and recorded a $9 million gain on early retirement of debt.

        During the first quarter of 2002, we received approximately 278,000 shares of our common stock valued at $13 million from BellSouth Corporation ("BellSouth") in partial satisfaction of a $16 million receivable outstanding at December 31, 2001.

Note 10: Other Comprehensive Income (Loss)

        Other comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Net income (loss)	$1,831	$(123)	$1,919	$(41,203)
Other comprehensive income (loss):
Net unrealized gains on available-for-sale marketable securities	3	—	3	36
Foreign currency translation	—	—	(1)	40
Income tax provision related to items of other comprehensive income	(1)	—	(1)	(30)

Comprehensive income (loss)	$1,833	$(123)	$1,920	$(41,157)

Note 11: Commitments and Contingencies

Commitments

        In September 2003, we terminated our service arrangements with Calpoint, LLC ("Calpoint") and another service provider and settled certain claims of the parties. We agreed to pay $174 million to terminate these agreements. However, we will continue to make payments to a trustee related to the Calpoint agreement for 75% of an unconditional purchase obligation, and as a result, we recorded a liability of $346 million. We also recorded a reduction in a pre-existing deferred credit of $127 million in connection with the termination of the Calpoint arrangement. Our third quarter 2003 condensed consolidated financial statements reflect a net $393 million charge related to these terminations, which is included in cost of sales.

Rights of Way

        We have transferred optical capacity assets on our network primarily to other telecommunications service carriers in the form of indefeasible rights of use ("IRU") transactions involving specific channels on our "lit" network or specific dark fiber strands. These IRUs provide for the exclusive right to use a specified amount of capacity or fiber for a specified period reflecting the estimated useful life of the optical capacity asset, typically 20 years or more. Typically, at or before the end of the IRU term, ownership of the optical capacity asset will have passed to the customer. Our fiber optic broadband network is generally located in real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of such agreements, due to their termination or their expiration. If we lose any such rights of way and are unable to renew them, we may find it necessary to move or replace the affected portions of the network. However, we do not expect any material adverse impacts as a result of the loss of any such rights.

Investigations

        On April 3, 2002, the Securities and Exchange Commission ("SEC") issued an order of investigation that made formal an informal investigation initiated on March 8, 2002. We are continuing in our efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified Qwest accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in our 2002 Form 10-K. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of us. We believe the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC. We are continuing in our efforts to cooperate fully with the U.S. Attorney's Office in its investigation.

        While we are continuing in our efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, we cannot predict the outcome of those investigations. We have engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of us. Such discussions are preliminary and we cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. We would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of a civil penalty, the amount of which could be material, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger with U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration ("GSA"), the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. Recently, the Inspector General of the GSA referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We have been informed that the basis for the referral is last February's indictment against four former employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint filed the same day by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity, Inc. ("Genuity") in 2000. We are cooperating fully with the GSA and believe that we will remain a supplier of the government, although we cannot predict the outcome of this referral.

Securities actions and derivative actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against us alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a Consolidated Securities Action (the "Consolidated Securities Action"). Plaintiffs in the Consolidated Securities Action name as defendants in the Fourth Consolidated Amended Class Action Complaint ("Fourth Consolidated Complaint"), which was filed on or about August 21, 2002, us, our former Chairman and Chief Executive Officer, Joseph P. Nacchio, our former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of our former officers and current directors and Arthur Andersen LLP. The Fourth Consolidated Complaint is purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002, and alleges, among other things, that during the putative class period, we and certain of the individual defendants made materially false statements regarding the results of our operations in violation of section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that during the putative class period, certain of the individual defendants sold some of their shares of our common stock in violation of section 20A of the Exchange Act. The Fourth Consolidated Complaint also alleges that our financial results during the putative class period and statements regarding those results were false and misleading due to the alleged: (i) overstatement of revenue, (ii) understatement of costs, (iii) manipulation of employee benefits in order to increase profitability and (iv) misstatement of certain assets and liabilities. The Fourth Consolidated Complaint further alleges that we and certain of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the "1933 Act"), and that certain of the individual defendants are liable as control persons under Section 15 of the 1933 Act by preparing and disseminating false registration statements and prospectuses for: (1) the registration of 897,907,706 shares of our common stock to be issued to U S WEST shareholders dated June 21, 1999, as amended August 13, 1999 and September 17, 1999; (2) the exchange of $3.25 billion of our notes dated July 12, 2001; and (3) the exchange of $3.75 billion of our notes dated October 30, 2001. The Fourth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. On September 20, 2002, both we and the individual defendants filed motions to dismiss the Fourth Consolidated Complaint. Those motions are currently pending before the court. On November 4, 2002, lead plaintiffs in the consolidated securities action filed a motion for a temporary restraining order and preliminary injunction seeking to enjoin the Dex Sale or, in the alternative, to place the proceeds of such sale in a constructive trust for the benefit of the plaintiffs. The court denied both motions.

        On October 22, 2001, an alleged derivative lawsuit was filed in the United States District Court for the District of Colorado, naming as defendants each of the then members of our Board of Directors, and naming us as a nominal defendant. The derivative complaint is based upon the allegations made in the consolidated securities action and alleges, among other things, that the Board members intentionally or negligently breached their fiduciary duties to us by failing to oversee implementation of securities laws that prohibit insider trading. The derivative complaint also alleges that the Board members breached their fiduciary duties to us by causing or permitting us to commit alleged securities violations, thus (i) causing us to be sued for such violations, and (ii) subjecting us to adverse publicity, increasing our cost of raising capital and impairing earnings. The derivative complaint further alleges that certain directors sold shares between April 26, 2001 and May 15, 2001 using non-public information about us. On or about October 31, 2001, the court filed an order consolidating this derivative lawsuit with the consolidated securities action. In December 2001, the derivative lawsuit was stayed, pending further order of the court, based on the fact that the merits of the derivative lawsuit are intertwined with the resolution of the consolidated securities action. In March 2002, plaintiffs filed a first amended derivative complaint. The first amended derivative complaint adds allegations relating to the disclosures of our consolidated financial results from April 2000 through February 2002. On or about November 5, 2002, plaintiffs filed a second amended derivative complaint. The second amended complaint adds as defendants to the lawsuit certain former officers, including Robin R. Szeliga, Robert S. Woodruff and others. The second amended complaint contains allegations in addition to those set forth in the prior complaints, stating, among other things that (i) certain officers and/or directors traded our stock while in the possession of inside information, and (ii) certain officers and/or directors caused the restatement of more than $1 billion in revenue by concealing improper accounting practices. Plaintiffs seek, among other remedies, disgorgement of alleged insider trading profits. The lawsuit remains stayed.

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

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans (the "Plan") from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated, and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint described below (the "consolidated ERISA action"). We expect the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The consolidated amended complaint filed on July 5, 2002 names as defendants, among others, us, several former and current directors, officers and employees, Qwest Asset Management, the Plan's Investment Committee and the Plan Administrative Committee of the pre-Merger Qwest Communications 401(k) Savings Plan. Plaintiffs filed a Second Amended and Consolidated Complaint on May 21, 2003, naming as additional defendants a former employee and Qwest's Plan Design Committee. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act ("ERISA"), alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in our stock, requiring certain participants in the Plan to hold the matching contributions received from us in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in our stock, continuing to offer our stock as an investment option under the Plan, failing to investigate the effect of the U S WEST Merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring our stock during certain periods and, as against some of the individual defendants, capitalizing on their private knowledge of our financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and we have opposed that motion, which is pending before the court. Defendants filed motions to dismiss on August 22, 2002. Those motions are also pending before the court.

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of our stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that we and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST Merger, to make us appear successful and to inflate the value of our stock. The complaint asserts claims under Sections 11, 12, 15 and 17 of the 1933 Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified above. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

        On August 9, 2002, an alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware, naming as defendants each of the then members of our Board of Directors and our current Chief Financial Officer, Oren G. Shaffer, and naming us as a nominal defendant. On or about September 16, 2002, an amended complaint was filed in the action, naming the same defendants except Mr. Shaffer, who is no longer a defendant in the action. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. That lawsuit names as defendants our former Chairman and Chief Executive Officer, Joseph P. Nacchio, our former Chief Financial Officer, Robert S. Woodruff, former Board member, Marilyn Carlson Nelson, and each of the then members of our Board of Directors and names us as a nominal defendant. On October 30, 2002, these two alleged derivative lawsuits were consolidated, and an Amended Complaint (the "Second Amended Complaint") was later filed on or about January 23, 2003, and names as defendants the current members of our Board of Directors, former Board member Hank Brown, our former Chief Executive Officer, Joseph P. Nacchio, and our former Chief Financial Officer, Robert Woodruff, and names us as a nominal defendant. In the Second Amended Complaint, the plaintiffs allege, among other things, that the individual defendants (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in our stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within Qwest, resulting in exposure to us; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through our investment bankers; and (iv) improperly awarded severance payments of $13 million to our former Chief Executive Officer, Mr. Nacchio. The plaintiffs seek recovery of incentive compensation alleged wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff and all costs including legal and accounting fees. Plaintiffs have also requested, among other things, that the individual defendants compensate us for any insider-trading profits. Plaintiffs likewise allege that we are entitled to contribution and indemnification by each of the individual defendants. Plaintiffs request that the court cancel all unexercised stock options awarded to Messrs. Nacchio and Woodruff to which they were not entitled, that the defendants return to us all salaries and other remuneration paid to them by us during the time they breached their fiduciary duties and that the court order the defendants to enforce policies, practices and procedures on behalf of us designed to detect and prevent illegal conduct by our employees and representatives. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. That motion is pending before the court.

        On November 22, 2002, plaintiff Stephen Weseley IRA Rollover filed a purported derivative lawsuit in Denver District Court, naming as defendants each of the then members of our Board of Directors, certain of our former officers, Anschutz Company and us as a nominal defendant. Plaintiff alleges, among other things, that the director defendants breached their fiduciary duties to us and damaged us by deliberately in bad faith or recklessly (i) implementing a sham system of internal controls completely inadequate to ensure proper recognition of revenue; (ii) causing us to issue false and misleading statements and financial results to the market regarding our earnings, revenues, business and investments; (iii) exposing us to massive liability for securities fraud; (iv) damaging our reputation; and (v) trading our shares while in possession of material, non-public information regarding our true financial condition. The complaint purports to state causes of action for breach of fiduciary duty, gross negligence, unjust enrichment against some of our former officers and breach of contract and breach of the duty of loyalty/insider trader trading against several of our former officers and former and current directors. On or about January 7, 2003, plaintiff's counsel filed a proposed amended complaint which substitutes a new plaintiff, Thomas R. Strauss, and adds another former officer as a defendant. In the amended complaint, plaintiff seeks (i) disgorgement of bonuses and other incentive compensation paid to certain defendants; (ii) disgorgement of any profits that certain defendants made by virtue of their alleged trading on material, inside information; and (iii) other damages. By order dated January 9, 2003, the court permitted the substitution and Strauss became the plaintiff in this lawsuit under the amended complaint.

        On December 10, 2002, the California State Teachers' Retirement System ("CalSTRS") filed suit against us, certain of our former officers and certain of our current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in our equity and debt securities. The complaint alleges, among other things that in press releases and other public statements, defendants represented that we were one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. CalSTRS alleges that defendants were engaged, however, "in a scheme to falsely inflate Qwest's revenues and decrease its expenses so that Qwest would appear more successful than it actually was." The complaint purported to state causes of action against us for (i) violation of California Corporations Code Section 25400 et seq. (securities laws) (seeking, among other damages, the difference between the price at which CalSTRS sold our notes and stock and their true value); (ii) violation of California Corporations Code Section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs. We and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, the plaintiff voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against us with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations remain largely the same, but plaintiff no longer alleged claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them, and reasserted its claim against us for breach of fiduciary duty as an allegation of aiding and abetting breach of fiduciary duty. We filed a second demurrer to that claim, and on November 7, 2003, the court dismissed that claim without leave to amend.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment) ("New Jersey"), filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint, alleging, among other things, that we, certain of our former officers and certain current directors and Arthur Andersen LLP caused our stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about our business, revenues and profits. As a result, New Jersey contends that it incurred tens of millions of dollars in losses. New Jersey's complaint purports to state causes of action against us for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, we filed a motion to dismiss. That motion is pending before the court.

        On January 10, 2003, the State Universities Retirement System of Illinois ("SURSI") filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against us, certain of our former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint, dropping (i) certain individual and corporate defendants, and (ii) its claim under the Illinois Consumer Fraud and Deceptive Business Practice Act. The second amended complaint alleges that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in our common stock and debt and equity securities. The complaint alleges, among other things that in press releases and other public statements, defendants represented that we were one of the highest revenue producing telecommunications companies in the world, with highly favorable results and prospects. SURSI alleges that defendants were engaged, however, in a scheme to falsely inflate our revenues and decrease our expenses by, among other allegations, improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint, KMC, KPNQwest, and Koninklijke KPN, N.V. The complaint purports to state causes of action against us under: (i) the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) Section 11 of the 1933 Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief including an injunction to freeze or prevent disposition of the defendants' assets and disgorgement.

        The consolidated securities action, the consolidated ERISA action, and the CalSTRS, New Jersey and SURSI actions described above present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of our recent restatements of our financial statements for fiscal 2001 and 2000 affect the risks presented by these cases. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and we have not yet conducted discovery on these and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. Any settlement of or judgment on one or more of these claims could be material, and we cannot give any assurance that we would have the resources available to pay such judgments. Also, in the event of an adverse outcome of one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

Regulatory matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other competitive local exchange carriers ("CLECs"). On October 21, 2002, the Minnesota Commission adopted in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under Section 252 of the 1996 Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeod USA ("McLeod") and Eschelon Telecom, Inc. ("Eschelon"), discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

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

  •
  grant all carriers other than Eschelon and McLeod monthly credits of $13 to $16 per unbundled network element—platform ("UNE-P") line (subject to certain offsets) during the months of November 2000 through February 2001;

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

        Illuminet, Inc., a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied and subsequently perfected appeals in both states. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds.

        As a part of the approval by the FCC of the Merger, the FCC required us to engage an independent auditor to perform an attestation review of our compliance with our divestiture of in-region InterLATA services and our ongoing compliance with Section 271 of the 1996 Telecommunications Act. In 2001, the FCC began an investigation of our compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2001 and 2000. In connection with this investigation, we disclosed certain matters to the FCC that occurred in 2003, 2002, 2001 and 2000. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, we made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. Separate from this investigation, we disclosed matters to the FCC in connection with our 2002 compliance audit and otherwise, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills and certain billing errors for public telephone services originating in South Dakota for toll free services and certain marketing issues related to long-distance services in Arizona. The FCC has not yet instituted an investigation into the latter categories of matters. If it does so, an investigation could result in the imposition of fines and other penalties against us.

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

        From time to time, we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other sales practices. In December 2001, an administrative law judge recommended to the California Public Utilities Commission that we be assessed a $38 million penalty for alleged slamming and cramming violations. On October 24, 2002, the full California Commission issued a decision reducing the fine to $20.3 million. We appealed that decision, and the appeal was unsuccessful. Through August 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Florida, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. We may become subject to other investigaions or complaints in the future, and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

        Several purported class actions were filed in various courts against us on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in our favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge our right to install our fiber optic cable in railroad rights-of-way and in Colorado, Illinois and Texas and also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges our right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit us to install our fiber optic cable on the plaintiff's property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which our network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, we filed a proposed settlement of all these matters in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, we cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

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

        We have built our international network outside North America primarily by entering into long-term agreements to acquire optical capacity assets. We have also acquired some capacity from other telecommunications service carriers within North America under similar contracts. Several of the companies from which we have acquired capacity appear to be in financial difficulty or have filed for bankruptcy protection. Bankruptcy courts have wide discretion and could deny us the continued use of the assets under the optical capacity agreements without relieving us of our obligation to make payments or requiring the refund of amounts previously paid. If such an event were to occur, we would be required to write-off the cost of the related optical capacity assets and accrue a loss based on the remaining obligation, if any. We believe that we are taking appropriate actions to protect our investments and maintain on-going use of the acquired optical capacity assets. At this time, it is too early to determine what effect the bankruptcies will have with respect to the acquired capacity or our ability to use this acquired optical capacity.

        The Internal Revenue Service ("IRS") has proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves our allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes our allocation of the costs between us and third parties for whom we were building similar network assets during the same time period. Similar claims have been asserted against us with respect to 1997 and 1998, and it is possible that claims could be made against us for other periods. We are contesting these claims and do not believe they will be successful. Even if they are, we believe that any significant tax obligations will be substantially offset as a result of available net operating losses and tax sharing arrangements. However, the ultimate effect of these claims is uncertain.

        We intend to defend against these matters vigorously. However, the ultimate outcomes of these matters are uncertain and we can give no assurance as to whether or not they will have a material effect on our financial results.

Intellectual property

        We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We also regularly are the subject of allegations that our products or services infringe upon various intellectual property rights, and receive demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending our self vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights, damages or royalties, this would not have a material adverse effect on us. Although the ultimate resolution of these claims is uncertain, we do not expect any material adverse impacts as a result of the resolution of these matters.

Note 12: Subsequent Events

        In most cases, we have included subsequent events that arose after the balance sheet date of September 30, 2003 in the applicable footnotes. Some subsequent events that do not fall into the context of any of the above footnotes have been set forth in this Note 12.

        Since August 2001, we have been in several disputes with Touch America, Inc. ("Touch America") relating to, among other things, various billing, reimbursement and other commercial disputes and allegations by Touch America that we violated certain state and federal antitrust and other laws. Touch America and we recently agreed to resolve all of these matters in a settlement agreement that was approved by the United States Bankruptcy Court for the District of Delaware on November 13, 2003, and which will become a final order on November 24, 2003. The settlement agreement, as approved by the Bankruptcy Court, provides for: (a) the mutual general release of claims, except for bills for services provided after September 1, 2003; (b) the termination of all proceedings pending before the FCC, and all litigation between Touch America and us; (c) Touch America's forgiveness of a $23 million obligation due from us to Touch America; (d) the adjustment to zero by Touch America and us of all accounts payable and receivable for services delivered from one to the other prior to September 1, 2003; (e) our forgiveness of a $10 million loan to Touch America under a debtor in possession financing agreement; (f) Touch America's agreement to continue to provide or contract for the provisioning of services currently provided to us; (g) our agreement to purchase certain fiber assets necessary to our in-region operations from Touch America for a total price of $8 million; (h) our agreement to purchase certain Frame/ATM assets and customers from Touch America; (i) our agreement to give Touch America $3 million in billing credits; and (j) Touch America's agreement to reject and abandon a lit fiber IRU Qwest sold to Touch America in 2000.

        As disclosed in our 2002 Form 10-K, we have been involved in discussions to resolve disputes with several of our insurance carriers over their attempts to rescind or otherwise deny coverage under our director and officer ("D&O") liability insurance policies and employee benefit plan fiduciary liability insurance policies. The insurance policies that the carriers sought to rescind or otherwise deny coverage comprised: (i) the Qwest D&O Liability Runoff Program (for the policy period June 30, 2000 to June 30, 2006), which otherwise provided coverage of up to $250 million for claims that at least in part involve conduct pre-dating the U S WEST Merger; (ii) the Qwest D&O Liability Ongoing Program (for the policy period June 30, 2000 to June 30, 2003), which otherwise provided coverage of up to $250 million for claims exclusively involving post-Merger conduct; and (iii) the Qwest Fiduciary Liability Program (for the policy period June 12, 1998 to June 30, 2003), which otherwise provided coverage of up to $100 million for claims in connection with Employee Benefit Plans. The insurance carriers sought to rescind these policies and any coverage that these policies could provide for, among other things, the consolidated securities action, the actions by CalSTRS, New Jersey and SURSI, the Colorado (federal and state) and Delaware derivative actions, the consolidated ERISA action, the SEC investigation and the U.S. Attorney's Office investigation, which are described above. These matters involve conduct that could give rise to coverage under policies with collective limits of $350 million.

        We reached a settlement of these disputes with the carriers on November 12, 2003, which involved, among other things, an additional payment by us of $157.5 million, and in return, the carriers paid into trust $350 million. Of the $350 million, $150 million is available to reimburse us for defense costs or other loss incurred by us in connection with, among other matters, the investigations and securities and derivative actions described above. The remaining $200 million is set aside to cover our losses and the losses of current and former directors and officers and others who released the carriers in connection with the settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

Results of Operations

Overview

        Our operating revenues are generated from our wireline, wireless and other segments. We market and sell our products and services to consumer and business customers. In general, our business customers fall into the following categories: (1) small business; (2) national and global businesses; (3) governmental entities; and (4) public and private educational institutions. We also provide our products and services to other telecommunications providers on a wholesale basis.

        Our wireline segment includes revenues from the provision of voice services and data and Internet services. Voice services revenue consists of revenues from local voice services, long-distance voice services and access services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. Please note that we have slightly modified our presentation of wireline revenues as compared to the presentation in our 2002 Form 10-K. Within each of the revenue categories described below, we now present the channel from which the revenue was received, from consumer, business or wholesale. Also, in this Form 10-Q, we now present our wireline revenues on the basis of the following categories:

  •
  Local voice services revenue. Local voice services revenue includes revenues from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services and customer premises equipment, or CPE. Local voice services revenue also includes revenue from the provision of wholesale access services.

  •
  Long-distance voice services. Long-distance voice services revenue includes revenues from IntraLATA and InterLATA long-distance services as well as from international long-distance services. Long-distance voice services revenue also includes revenue from the provision of wholesale long-distance services.

  •
  Access services. Access services revenue primarily includes revenues from switched-access services.

  •
  Data and Internet services. Data and Internet services revenue includes revenues from data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode, or ATM, and related CPE) and Internet services (such as digital subscriber line, or DSL, Dedicated Internet Access, or DIA, virtual private network, or VPN, Internet dial access, web hosting, professional services and related CPE). Revenues from optical capacity transactions are also included in revenue from data and Internet services, as is revenue from the provision of wholesale billing services.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC, which holds 10 Megahertz, or MHz, licenses to provide personal communications service, or PCS, in most markets in our local service area. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned at our cost onto Sprint's network. We evaluated both the operational effects of this new wholesale wireless arrangement and the financial effects; and, due to the anticipated decrease in usage of our own wireless network we recorded a charge related to an impairment of our wireless network of $230 million in the third quarter of 2003.

        Other services revenue is predominately derived from subleases related to our unused real estate assets, such as space in our office buildings, warehouses and other properties.

        Our wholly owned subsidiary, Qwest Dex, Inc., previously published telephone directories in our local service area. Virtually all of Dex's revenues were derived from the sale of advertising in its various directories. During 2002, we entered into an agreement to sell our entire directory publishing business to a third party for approximately $7.05 billion. The sale was divided into two phases, the first of which closed in November 2002. At this closing, we received approximately $2.75 billion of gross proceeds. The second phase closed in September 2003. At this closing, we received approximately $4.3 billion of gross proceeds. The results of operations from our directory publishing business for all periods presented are included in income from and gain on sale of discontinued operations in our condensed consolidated statements of operations and, accordingly, the results of operations for all periods discussed below do not include the operating revenues or expenses of Dex. For more information regarding the sale of Dex, see Note 4—Discontinued Operations including Assets Held for Sale to our condensed consolidated financial statements in Item 1 of this report.

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry and our local service area. First, the competitive landscape is changing. We continue to face competition from cable telephony and are experiencing greater competition from competitive local exchange carriers, or CLECs. CLECs are increasing their use of unbundled network element-platform, or UNE-P, to gain a relative cost advantage for local voice services. In addition, technology substitution from wireless and DSL continues to erode our local service revenues. As a result of competition and technology substitution, we will continue to lose high margin local service revenues. We expect to partially offset these revenue losses by expanding our DSL coverage and offering new long-distance services, an expanded wireless offering, enhanced data and Internet services and video services. These expanded service offerings provide us the ability to retain and reacquire customers; however, revenues and margins from local services will continue to be pressured as the result of mandated UNE-P pricing. Additionally, industry wide excess capacity and competition have worked to reduce overall operating margins. Finally, our results continue to be impacted by adverse regulatory decisions related to the competitive landscape for both our local and long-distance services. We will continue to manage costs aggressively to help offset these impacts and expect improvement in our in-region long-distance margins as we migrate traffic onto our own proprietary network.

Wireline Trends

        In general, we expect to see a continued decline in wireline related revenues as a result of competition and a decrease in demand for access lines. Our competitors have accelerated their use of UNE-P to deliver wireline voice services. During 2003 and for the foreseeable future, the offering of UNE-P services has and will continue to cause downward pressure on our revenues and will result in incremental retail access line losses. In addition, access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for dial-up Internet access lines. The loss of access lines will likely be exacerbated by a recent decision of the Federal Communications Commission, or FCC, requiring the portability of wireline phone numbers to wireless phones. We expect to partially offset these revenue losses by bundling our DSL, long-distance, wireless and video offerings to our customers.

        We have experienced a decrease in wireline revenues associated with long-distance voice services out-of-region (i.e., outside of our local service area) due to competitive pressures, reduced usage by customers and a shift in product mix. Out-of-region competition has expanded from traditional competitors such as AT&T Corp., MCI Communications Corporation and Sprint to other regional bell operating companies. We expect out-of-region long-distance revenue losses to continue due to competition. In addition, we previously shifted our product mix by de-emphasizing certain long-distance products due to margin concerns and the inability to use our proprietary network assets to provide InterLATA services in all states within our local service area.

        We expect to see a continuing decline in wholesale switched-access revenues due primarily to pricing changes and volume declines. Prices declined mainly due to state regulatory actions. Volumes also fell in 2002 and the first nine months of 2003 due to UNE-P substitutions by interexchange carriers, or IXC's, competition from wireless and wireline providers and general declines in long-distance usage. We expect that switched-access revenues will continue to decline as a result of these pricing and volume impacts.

        We have also begun to experience and expect increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with less profitable product offerings and pricing plans in order to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

        In November 2003, we met certain FCC requirements that permitted us to begin providing InterLATA long-distance voice services and certain data and Internet services within our local service area, except Arizona, using our own proprietary network assets. Prior to this date, we were allowed to provide these services in our local service area only as a reseller of telecommunications services. As a result, we expect that our costs of providing these services will decrease beginning in the fourth quarter of 2003. Currently, we are permitted to offer InterLATA services in all of the states composing our local service area, except Arizona. Our application to provide InterLATA services in Arizona is pending with the FCC and a ruling on this application is expected in early December 2003.

Wireless Trends

        During 2002, we began to experience net subscriber losses due to our decision to de-emphasize marketing of wireless services and changes to customer credit requirements, coupled with intense industry competition and the impact of the economic slowdown. These same factors have continued in 2003, and we expect that the continued loss of subscribers will cause wireless revenues to decline during the remainder of 2003.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. We expect that this improved offering will make our stand-alone wireless offering and our bundled offerings more attractive and should result in increases in both revenues and expenses.

Presentation

        The following analysis is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends of our business going forward. We have expanded the presentation of "Operating Revenues" from our Form 10-K for the year ended December 31, 2002, or 2002 Form 10-K, by including revenue results for each of our customer channels: business, consumer and wholesale for the wireline segment. The segment discussions reflect the way we currently report financial information to our Chief Executive Officer.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions, except per share amounts)
Operating revenues	$3,570	$3,772	$(202)	(5)%	$10,790	$11,666	$(876)	(8)%
Operating expenses, excluding goodwill and asset impairment charges	3,863	3,696	167	5%	10,723	11,950	(1,227)	(10)%
Goodwill impairment charge	—	—	—	—	—	8,483	(8,483)	(100)%
Asset impairment charges	230	—	230	100%	230	10,499	(10,269)	(98)%

Operating (loss) income	(523)	76	(599)	nm	(163)	(19,266)	19,103	99%
Other expense—net	419	448	(29)	(6)%	1,179	2,584	(1,405)	(54)%

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(942)	(372)	(570)	(153)%	(1,342)	(21,850)	20,508	94%
Income tax benefit	256	134	122	91%	411	3,179	(2,768)	(87)%

Loss from continuing operations	(686)	(238)	(448)	(188)%	(931)	(18,671)	17,740	95%
Income from and gain on sale of discontinued operations, net of tax	2,517	115	2,402	nm	2,644	268	2,376	nm

Income (loss) before cumulative effect of changes in accounting principles	1,831	(123)	1,954	nm	1,713	(18,403)	20,116	109%
Cumulative effect of changes in accounting principles, net of tax	—	—	—	—	206	(22,800)	23,006	101%

Net income (loss)	$1,831	$(123)	$1,954	nm	$1,919	$(41,203)	$43,122	105%

Basic and diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.39)	$(0.14)	$(0.25)	(179)%	$(0.54)	$(11.13)	$10.59	95%

Net income (loss) per share	$1.05	$(0.07)	$1.12	nm	$1.11	$(24.56)	$25.67	105%

nm—not meaningful

Operating Revenue—Comparison of Three Months Ended September 30, 2003 and September 30, 2002

	Three Months Ended September 30, 2003
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$544	$966	$188	$1,698
Long-distance	194	79	203	476
Access	22	27	188	237

Total voice services	760	1,072	579	2,411
Data and Internet services	604	66	326	996

Total wireline segment revenues	$1,364	$1,138	$905	$3,407

Total wireless segment revenues				152
Other services				11

Total operating revenues				$3,570

	Three Months Ended September 30, 2002
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$601	$1,068	$201	$1,870
Long-distance	216	77	224	517
Access	19	29	187	235

Total voice services	836	1,174	612	2,622
Data and Internet services	568	60	337	965

Total wireline segment revenues	$1,404	$1,234	$949	$3,587

Total wireless segment revenues				179
Other services				6

Total operating revenues				$3,772

	Increase (Decrease)
	Business	Consumer	Wholesale	Total	%
	(Dollars in millions)
Operating revenue changes
Local voice	$(57)	$(102)	$(13)	$(172)	(9)%
Long-distance	(22)	2	(21)	(41)	(8)%
Access	3	(2)	1	2	1%

Total voice services	(76)	(102)	(33)	(211)	(8)%
Data and Internet services	36	6	(11)	31	3%

Total wireline segment revenues	$(40)	$(96)	$(44)	$(180)	(5)%

Total wireless segment revenues				(27)	(15)%
Other services				5	83%

Total operating revenues				$(202)	(5)%

Total Operating Revenues—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Total operating revenues decreased $202 million, or 5%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Voice services revenue declines (driven primarily by access line reductions) and wireless revenue declines (driven primarily by lower subscribers) were partially offset by increases in business data and Internet services revenues.

Voice Services—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Voice services revenues decreased $211 million, or 8%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The voice services decrease was the result of decreases in local voice services revenues and long-distance services revenues, partially offset by increases in data and Internet services revenues, as described in more detail below.

        For the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, local voice revenues declined $172 million, or 9%. Consumer local voice services declined $102 million primarily because of the loss of 818,000 access lines, or a 7% decrease, between September 30, 2002 and September 30, 2003, and the corresponding decline in certain calling features. Business local voice services revenue declined $57 million which was caused primarily by access line losses of 288,000 and mandated regulatory rate declines. These access line losses were driven by weak demand in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition in both the business and consumer markets from both facility and non-facility-based providers such as cable companies providing telephony services, CLECs and other telecommunications providers reselling our services. A wholesale local services decline of $13 million was associated with reductions in demand for services such as collocation, public telephone services and operator services partially offset by increases in UNE-P revenue. The wholesale declines were primarily driven by the soft telecommunications market and wireless substitution of public telephones.

        For the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, long-distance voice revenues declined $41 million, or 8%. Throughout 2003 and 2002, we evaluated specific long-distance products sold outside of our local service area. Based upon this evaluation, we de-emphasized and stopped promoting certain products including InterLATA long-distance in the consumer and business markets, wholesale long-distance and consumer and business IntraLATA long-distance. In addition, we also experienced lower long-distance pricing due to competitive pressures and a shift in the product mix in all three customer channels. These factors combined to reduce business long-distance voice revenues by $22 million and wholesale long-distance revenues by $21 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Consumer long-distance services grew by $2 million reflecting growth of in-region long-distance subscribers mostly offset by the de-emphasis of out-of-region long-distance customers.

Data and Internet services—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Data and Internet services revenues increased $31 million, or 3%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Business data and Internet service revenues increased $36 million primarily due to increases in dial and VPN revenues. Consumer data and Internet service revenues increased $6 million primarily due to DSL subscriber increases and the July 2003 amendment of our agreement with Microsoft Corporation. Following that amendment, we are responsible for providing broadband services to end-users, while we previously provided certain services to Microsoft on a wholesale basis. As a result of the amendment, we are now recognizing retail revenue from customers rather than wholesale revenue at a lower price from Microsoft. Wholesale data and Internet services revenues declined $11 million due to lower data revenues primarily as the result of regulatory pricing actions and the bankruptcy of large customers such as Touch America Inc. and MCI. The wholesale data revenue declines were partially offset by growth of Internet services revenue.

Wireless—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Wireless services revenues decreased $27 million, or 15%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease is due to our strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with intense industry competition resulting in a customer decline of 172,000, or 16%.

Operating Revenue—Comparison of Nine Months Ended September 30, 2003 and September 30, 2002

	Nine Months Ended September 30, 2003
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$1,684	$2,971	$550	$5,205
Long-distance	597	211	597	1,405
Access	64	77	564	705

Total voice services	2,345	3,259	1,711	7,315
Data and Internet services	1,775	180	1,033	2,988

Total wireline segment revenues	$4,120	$3,439	$2,744	$10,303

Total wireless segment revenues				457
Other services				30

Total operating revenues				$10,790

	Nine Months Ended September 30, 2002
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$1,828	$3,212	$636	$5,676
Long-distance	621	268	736	1,625
Access	57	70	647	774

Total voice services	2,506	3,550	2,019	8,075
Data and Internet services	1,706	175	1,109	2,990

Total wireline segment revenues	$4,212	$3,725	$3,128	$11,065

Total wireless segment revenues				550
Other services				51

Total operating revenues				$11,666

	Increase (Decrease)
	Business	Consumer	Wholesale	Total	%
	(Dollars in millions)
Operating revenue changes
Local voice	$(144)	$(241)	$(86)	$(471)	(8)%
Long-distance	(24)	(57)	(139)	(220)	(14)%
Access	7	7	(83)	(69)	(9)%

Total voice services	(161)	(291)	(308)	(760)	(9)%
Data and Internet services	69	5	(76)	(2)	0%

Total wireline segment revenues	$(92)	$(286)	$(384)	$(762)	(7)%

Total wireless segment revenues				(93)	(17)%
Other services				(21)	(41)%

Total operating revenues				$(876)	(8)%

Total Operating Revenues—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Total operating revenues decreased $876 million, or 8%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Voice services revenues declines (driven primarily by access line reductions) and wireless revenue declines (driven primarily by lower subscribers) were partially offset by increase in business data and Internet services revenues.

Voice Services—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Voice services revenues decreased $760 million, or 9%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The voice services decrease was the result of decreases in local voice and long-distance service revenues, partially offset by increases in data and Internet service revenues, as described in more detail below.

        For the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, local voice revenues declined $471 million, or 8%. Consumer local voice services declined $241 million primarily associated with access line declines of 818,000, or 7%, and the associated lower purchases of certain features and reduced installation and repair charges. Business local services declined $144 million and was primarily associated with access line declines of 288,000, reduced sales of enhanced and complex voice services, mandated regulatory rate declines and lower CPE sales. The lower local voice revenues were driven by weak demand in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition in both the business and consumer markets from both facility and non-facility-based providers such as cable companies providing telephony services, CLECs and other telecommunications providers reselling our services. A wholesale local services decline of $86 million was associated with reductions in demand for services such as collocation, public telephone services and operator services partially offset by increases in UNE-P revenue. The wholesale declines were primarily driven by the soft telecommunications market and wireless substitution of public telephones.

        For the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 long-distance voice revenues declined $220 million, or 14%. Throughout 2003 and 2002, we evaluated specific long-distance products sold primarily outside of our local service area. Based upon this evaluation, we de-emphasized and stopped promoting certain products including InterLATA long-distance in the consumer and business markets, wholesale long-distance and consumer and business IntraLATA long-distance. In addition, we also decreased long-distance pricing due to competitive pressures and a shift in the product mix in all three customer channels. These factors combined to reduce business long-distance voice revenues by $24 million and wholesale long-distance revenues by $139 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Consumer long-distance services declined by $57 million reflecting the de-emphasis of out-of-region long-distance revenue offset by growth of in-region long-distance revenue during 2003.

        Access services and other revenues declined $69 million, or 9%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Pricing decreases occurred due to regulatory actions. Volumes also fell in 2002 and the first nine months 2003 due to UNE-P substitution and general declines in long-distance usage.

Data and Internet services—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Data and Internet services and other revenues were relatively flat for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Business data and Internet service revenues increased $69 million primarily due to dial and VPN revenues. Consumer data and Internet service revenues increased primarily due to DSL subscriber increases and the July 2003 amendment of our agreement with Microsoft. Following that amendment, we are responsible for providing broadband services to end users, while we previously provided certain services to Microsoft on a wholesale basis. As a result of the amendment, we are now recognizing retail revenue at a higher price from customers rather than wholesale revenue at a lower price from Microsoft. Wholesale data and Internet services revenues declined $76 million due to lower data revenues primarily as the result of regulatory pricing actions and the bankruptcy of large customers such as Touch America and MCI.

Wireless—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Wireless services revenues decreased $93 million, or 17%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease is due to our strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with intense industry competition resulting in a customer decline of 172,000 or 16%.

Operating Expenses

        The following table provides further detail of our operating expenses for the periods as specified:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Operating expenses:
Cost of sales	$1,925	$1,452	$473	33%	$4,812	$4,519	$293	6%
Selling, general and administrative ("SG&A")	1,105	1,313	(208)	(16)%	3,475	4,228	(753)	(18)%
Depreciation	677	692	(15)	(2)%	2,030	2,573	(543)	(21)%
Other intangible assets amortization	119	104	15	14%	339	469	(130)	(28)%
Goodwill impairment charge	—	—	—	—	—	8,483	(8,483)	(100)%
Asset impairment charges	230	—	230	100%	230	10,499	(10,269)	(98)%
Restructuring and other charges	37	135	(98)	(73)%	67	161	(94)	(58)%

Total operating expenses	$4,093	$3,696	$397	11%	$10,953	$30,932	$(19,979)	(65)%

Cost of Sales

        The following table shows a breakdown of cost of sales by major component for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$506	$463	$43	9%	$1,475	$1,428	$47	3%
Facility costs	1,154	726	428	59%	2,563	2,222	341	15%
Network costs	105	87	18	21%	283	289	(6)	(2)%
Non-employee related costs	160	176	(16)	(9)%	491	580	(89)	(15)%

Total cost of sales	$1,925	$1,452	$473	33%	$4,812	$4,519	$293	6%

Cost of Sales—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Cost of sales includes facility costs, network costs, salaries and wages, benefits, materials and supplies, contracted engineering services, computer systems support and the cost of CPE sold. Facility costs are third-party telecommunications expenses we incur to connect customers to our network, or to end-user product platforms not owned by us both in-region and out-of-region. Network costs include third-party expenses to repair and maintain the network and supplies to provide services to customers.

        Total cost of sales increased $473 million, or 33%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Cost of sales increased primarily due to increased facility costs associated with the charges we incurred related to the termination of our services arrangements with Calpoint, LLC and another service provider.

        Cost of sales, as a percent of revenue, was 54% for the three months ended September 30, 2003, compared to 38% for the three months ended September 30, 2002. The increase was driven by the factors described below.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime and third-party customer service increased $43 million, or 9%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase is primarily due to increased benefit cost, taxes and a decrease in the pension credits. Additionally, lower salaries and wages due to lower staffing requirements were offset by increase in overtime costs and higher employee incentive compensation costs.

        Facility costs increased $428 million, or 59%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, primarily due to a $393 million charge resulting from the termination of our dial-up service arrangement with Calpoint and another service provider.

        In addition, facility costs also increased $35 million primarily related to a $100 million increase due to long-distance volume increases, third-party costs incurred to provide in-region long-distance services and a settlement of disputes related to the MCI bankruptcy. These cost increases were partially offset by a $65 million decrease in third-party network costs. In November 2003, we began utilizing our proprietary network assets to provide InterLATA long-distance services in our local service area. Utilizing our proprietary network assets will reduce costs to provide service in 2004.

        Our network costs increased $18 million, or 21%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. In July 2003, we amended our agreement with Microsoft so that we are responsible for providing broadband services to end users. Previously, these services were provided to Microsoft on a wholesale basis. This change required that we become responsible for all costs associated with providing this service to end users. As a result, the associated revenue and costs increased.

        Non-employee related costs, such as real estate, cost of sales for CPE and reciprocal compensation payments decreased $16 million, or 9%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease is attributable to decreased CPE costs associated with lower CPE revenue and lower external commissions.

Cost of Sales—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Total cost of sales increased $293 million, or 6% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Cost of sales increased primarily due to increased facility costs associated with the charges we incurred related to the termination of our services arrangements with Calpoint and another service provider.

        Cost of sales, as a percent of revenue, was 45% for the nine months ended September 30, 2003 compared to 39% for the nine months ended September 30, 2002. The percentage increase was driven primarily by the factors described below.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime and third-party customer service increased $47 million, or 3%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increases are primarily due to increased benefits cost, taxes, and a decrease in the pension credit, increased costs due to a shift of information technology resources to maintenance activities from those that were eligible for capitalization, increased incentive compensation and increased occupational overtime, partially offset by lower salaries and wages related to lower staffing requirements and lower professional fees as we reduced our dependence on third-party providers.

        Facility costs increased $341 million, or 15%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to a $393 million charge resulting from the termination of our services arrangements with Calpoint and another service provider. Exclusive of this one time charge, facility costs decreased $52 million as the result of lower out-of-region long-distance volumes and reduced third-party network cost.

        Non-employee related costs, such as real estate, cost of sales for CPE and reciprocal compensation payments decreased $89 million, or 15%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease is attributable to lower sales of equipment to customers of CPE and a decrease in external commissions.

Selling, General & Administrative Expense (SG&A)

        The following table shows a breakdown of SG&A by major component for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$618	$739	$(121)	(16)%	$1,890	$2,165	$(275)	(13)%
Property and other taxes	114	126	(12)	(10)%	355	444	(89)	(20)%
Bad debt	69	175	(106)	(61)%	241	515	(274)	(53)%
Non-employee related costs	304	273	31	11%	989	1,104	(115)	(10)%

Total SG&A	$1,105	$1,313	$(208)	(16)%	$3,475	$4,228	$(753)	(18)%

SG&A—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, employee benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

        SG&A, as a percentage of revenue, was 31% for the three months ended September 30, 2003 compared to 35% for the three months ended September 30, 2002. Total SG&A decreased $208 million, or 16%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Both the percentage decrease and the absolute dollar decrease were driven by lower settlement costs for outstanding litigation and reduced bad debt expense.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing and customer service costs), decreased $121 million, or 16%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease was primarily a result of $100 million of third quarter 2002 litigation settlement costs, which were not incurred during the same period in 2003. Employee costs also decreased by $41 million due to lower staffing and lower commission payments. Partially offsetting these decreases were increased benefits, pension and taxes of $17 million mainly as a result of a decrease in our net pension credit as discussed below in Combined Pension and Post-Retirement Benefits.

        Property and other taxes decreased $12 million, or 10%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Reduced property taxes resulted from lower asset valuations.

        Bad debt expense decreased $106 million, or 61%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Bad debt decreased as a percentage of revenue to 1.9% for the three months ended September 30, 2003 from 4.6% for the three months ended September 30, 2002. The decrease was primarily caused by $90 million of bad debt expense we recognized in the third quarter of 2002 related to potential collection issues associated with Touch America. Touch America subsequently filed for bankruptcy protection. The remaining decrease is due primarily to lower revenue, improved collections practices and tighter credit policies.

        Non-employee related costs increased $31 million, or 11%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase was primarily caused by an increase in advertising expenses, increased insurance cost and an increase in hardware and costs of supplies.

SG&A—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        SG&A, as a percent of revenue, was 32% for the nine months ended September 30, 2003 compared to 36% for the nine months ended September 30, 2002. Total SG&A decreased $753 million, or 18%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease relates primarily to lower professional fees associated with re-entering the InterLATA long-distance market, lower legal settlements and lower bad debt expense.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing, and customer service costs), decreased $275 million, or 13%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in salaries and wages of $76 million was primarily due to staffing reductions totaling 3,800 employees. The decrease in professional fees of $192 million was primarily due to lower costs associated with re-entering the InterLATA long-distance market, reduced payments to third-party service providers as we re-incorporated certain previously outsourced customer service functions in the wireless services segment and experienced lower volumes in the wireless segment. In addition, during the third quarter of 2002, we recognized expenses of approximately $100 million associated with the settlement of outstanding litigation. Partially offsetting these decreases were increased incentive compensation costs, increased benefits cost and a decrease in the pension credits.

        Property and other taxes decreased $89 million, or 20%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Reduced property taxes resulted from lower asset valuations.

        Bad debt expense decreased $274 million, or 53%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Bad debt decreased as a percentage of revenue to 2.2% for the nine months ended September 30, 2003 from 4.4% for the same period in 2002. The decrease was primarily caused by $220 million of bad debt expense we recorded in 2002 associated with uncollectible receivables from MCI and Touch America.

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, decreased $115 million, or 10%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease was driven by lower marketing, advertising and real estate expenses.

Combined Pension and Post-Retirement Benefits

        Our results include post-retirement benefit expenses, net of pension credits, of $58 million in the third quarter of 2003 ($35 million after-tax or $0.02 per diluted share), a pension credit, net of post-retirement benefits expenses, of $12 million in the third quarter of 2002 ($7 million after-tax or $0.00 per diluted share), post-retirement benefit expenses, net of pension credits, of $170 million in the nine months ended September 30, 2003 ($104 million after-tax or $0.06 per diluted share) and a pension credit, net of post-retirement expenses, of $37 million in the nine months ended September 30, 2002 ($22 million after-tax or $0.01 per diluted share). Absent these expenses or credits our net loss in the applicable period would have been higher or lower by these amounts. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated partially to cost of sales with the remaining balance included in SG&A.

        The change to a net expense in the three and nine months ended September 30, 2003 from a net credit in the three and nine months ended September 30, 2002 is primarily due to decreased return on investments in the benefit trusts and increased medical costs for plan participants.

Depreciation

        Depreciation expense for the three months ended September 30, 2003 did not change significantly compared to the three months ended September 30, 2002. For the nine months ended September 30, 2003, depreciation expense decreased $543 million, or 21%, compared to the same period of 2002. The decrease was primarily the result of the $10.5 billion impairment charge we recorded as of June 30, 2002 and the resulting decrease in the depreciable basis of our fixed assets as discussed below.

Other Intangible Assets Amortization

        Amortization expense for the three months ended September 30, 2003 did not change significantly compared to the same period of 2002. For the nine months ended September 30, 2003, amortization expense decreased $130 million, or 28%, compared to the same period of 2002. The decrease was primarily the result of the charge we recorded as of June 30, 2002 related to the impairment of our assets, which included an impairment charge of approximately $1.2 billion to other intangible assets with finite lives, reducing their amortizable basis by that amount.

Goodwill Impairment Charge

        As discussed in Note 3—Goodwill and Other Intangible Assets to the condensed consolidated financial statements in Item 1 of this report, on January 1, 2002 we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. Prior to the adoption of SFAS No. 142, we reviewed our goodwill and other intangibles with indefinite lives for potential impairment based on the fair value of our entire enterprise using undiscounted cash flows. SFAS No. 142 requires that goodwill impairments be assessed based on allocating our goodwill to reporting units and comparing the net book value of the reporting unit to its estimated fair value. A reporting unit is an operating segment or one level below. SFAS No. 142 required us to perform a transitional impairment test on January 1, 2002.

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

Asset Impairment Charges

        In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned at our cost onto Sprint's network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," or SFAS No. 144, we compared gross undiscounted cash flow projections to the carrying value of the long-lived wireless network assets and determined that certain asset groups were not expected to be recovered through future projected cash flows. For those asset groups that were not recoverable, we then estimated the fair value using prices for similar assets. Cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by $230 million.

        Effective June 30, 2002, pursuant to SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results and other factors indicated that our investments in our long-lived assets may have been impaired at that date. In accordance with SFAS No. 144, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows as follows: traditional telephone network; national fiber optic broadband network; international fiber optic broadband network; wireless network; web hosting and application service provider, or ASP, assets; certain assets held for sale and out-of-region DSL. Based on the gross undiscounted cash flow projections, we determined that all of our asset groups, except our traditional telephone network, were impaired at June 30, 2002. For those asset groups that were impaired, we then estimated the fair value using a variety of techniques. For the nine months ended September 30, 2002, we determined that the fair values were less than our carrying amounts by $10.493 billion in the aggregate.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $1.9 billion in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the 2002 impairment has reduced our annual depreciation and amortization expense by approximately $1.3 billion, effective July 1, 2002. Additionally, the 2003 impairment will reduce our annual depreciation and amortization expense by approximately $40 million, effective October 1, 2003.

Restructuring and Other Charges

        A summary of restructuring and other charges, which includes the reverse of merger-related reserves in 2002, recorded to our condensed consolidated statements of operations for the three and nine months ended September 30, 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
2003 restructuring	$36	$—	$61	$—
2002 restructuring plan charges	—	247	—	247
2001 restructuring plan additional provisions	—	10	—	71
2001 restructuring plan reversals	—	(122)	—	(122)
Merger reserve reversals	—	—	—	(35)
Other restructuring related charges	1	—	6	—

Total restructuring and other charges	$37	$135	$67	$161

2003 Restructuring

        During the nine months ended September 30, 2003, we identified planned employee reductions in various functional areas and ceased use of a number of operating and administrative facilities. As a result, we established a reserve and recorded a charge to our condensed consolidated statement of operations of $61 million to cover the costs associated with these actions as more fully described below.

        The 2003 activities included charges of $35 million for severance benefits and other charges pursuant to established severance policies associated with a reduction in employees. We identified 900 employees from various functional areas to be terminated as part of this reduction. Through September 30, 2003, 700 of the planned reductions had been completed, and $18 million of the restructuring reserve had been used for severance payments and enhanced pension benefits.

        As part of the 2003 restructuring, we ceased using office and certain other facilities and established a reserve of $26 million for abandonment costs. The abandonment costs include the present value of rental payments due over the remaining terms of the leases, net of estimated sublease revenue and estimated costs sublease or to terminate the leases.

        As a result of these restructuring charges, we expect to realize cost savings of approximately $50 million in 2004.

2002 Restructuring Plans

        During 2002, in response to shortfalls in employee reductions planned as part of the 2001 restructuring plan (as discussed below), and due to the continued declines in our revenues and general economic conditions, we identified planned reductions in employees from various functional areas and permanently abandoned a number of operating and administrative facilities. These activities included charges of $135 million for the three and nine months ended September 30, 2002, for severance benefits and employee-related matters pursuant to established severance policies triggered by a reduction in employees, which we recorded directly to restructuring and other charges in our consolidated statement of operations. We identified approximately 4,500 employees from various functional areas to be separated from Qwest as part of the staffing reduction. The affected employees are entitled to receive severance benefits pursuant to established severance policies. As of September 30, 2002, 2,500 of the plan reductions were accomplished resulting in the utilization of $76 million for cash payments and enhanced pension benefits. At September 30, 2003, approximately 4,200 of the planned reductions had been accomplished and $39 million of the restructuring reserve was used in 2003. We expect the remaining employee reductions, cash payments and provision of benefits to be completed by December 31, 2003.

        In conjunction with the staffing reductions, we permanently abandoned 64 real estate facilities and recorded a charge of $112 million for the three and nine months ended September 30, 2002 related to the rental payments due under the leases, net of estimated subleases rentals, and estimates of amounts to terminate the leases. We expect that the remaining reserve will be utilized over the remaining term of the leases which are up to five years.

2001 Restructuring Plans

        During the fourth quarter of 2001, in order to streamline our business and consolidate operations in response to lower customer demand resulting from a decline in economic conditions, we implemented plans to reduce the number of employees, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases. We incurred restructuring and other charges totaling $10 million and $71 million for the three and nine months ended September 30, 2002, respectively.

        A number of our web hosting centers were leased from third parties through synthetic lease arrangements as discussed in Note 7—Restructuring and Merger-Related Charges to our condensed consolidated financial statements in Item 1 of this report. In March 2002, we exercised our option under synthetic lease facilities through which the web hosting centers were financed and purchased the buildings. We paid $254 million to acquire the buildings pursuant to these options. We assessed the fair value of the buildings based on other comparable market activity and determined the guaranteed residual value under the synthetic lease facilities exceeded the fair value by $94 million. Consequently, we recorded a charge of $71 million to increase the estimated costs of exiting these facilities, net of a $23 million expected sublease loss recorded in 2001.

        As a result of the shortfall in actual terminations we reversed $112 million of the severance accruals established in 2001, which we recorded as a reduction in restructuring charges in our three months ended September 30, 2002 consolidated statement of operations. A number of the operating lease agreements were subsequently terminated and as a result of certain favorable negotiations we reversed $10 million of this reserve in the three months ended September 30, 2002.

Merger-Related Charges

        We considered those costs that were incremental and directly related to the June 30, 2000 acquisition of U S WEST, Inc., or the Merger, to be "Merger-related." During the nine months ended September 30, 2002, we reversed $35 million of the Merger-related accrual. The reversal resulted from favorable developments in the matters underlying contractual settlements and legal contingencies. As of September 30, 2003, total Merger-related accruals of $22 million are included on our condensed consolidated balance sheet. These relate primarily to outstanding legal contingencies. As the matters identified as contract settlement and general legal contingencies are resolved, any amounts due will be paid and charged against our remaining accrual. Any differences between amounts accrued and actual payments made will be reflected in Merger-related charges in our condensed consolidated statement of operations for the period in which the difference is identified.

Total Other Expense—Net

        Other expense—net includes interest expense, net of capitalized interest and interest income; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; and our share of the investee's income or losses and impairment of investments accounted for under the equity method of accounting.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Change	%	2003	2002	Change	%
	(Dollars in millions)
Interest expense—net	$437	$451	$(14)	(3)%	$1,321	$1,325	$(4)	0%
Losses and impairment of investment in KPNQwest	—	—	—	—	—	1,190	(1,190)	(100)%
Loss on sale of investments and other investment write-downs	4	3	1	33%	13	78	(65)	(83)%
Gains on early retirement of debt	(15)	—	(15)	nm	(44)	(9)	(35)	nm
Other income—net	(7)	(6)	(1)	(17)%	(111)	—	(111)	nm

Total other expense—net	$419	$448	$(29)	(6)%	$1,179	$2,584	$(1,405)	(54)%

nm—not meaningful

        Interest expense—net.    Interest expense—net, was $1.321 billion for the nine months ended September 30, 2003, compared to $1.325 billion for the nine months ended September 30, 2002. Interest bearing debt decreased $1.3 billion from December 31, 2002 to September 30, 2003, however, interest expense remained flat due to higher interest rates on our debt.

        Losses and impairment of investment in KPNQwest.    In May 2002, KPNQwest filed for bankruptcy protection and ceased operations. We do not expect to recover any of our investment in KPNQwest and, as a result, in the first six months of 2002, we wrote-off our remaining $1.190 billion investment in KPNQwest.

        Gain on early retirement of debt.    For the three months ended September 30, 2003, we exchanged $106 million face amount of debt for $11 million in cash and common stock with an aggregate value of $81 million resulting in a gain of $15 million. For the nine months ended September 30, 2003, we exchanged $237 million face amount of debt for equity with an aggregate value of $194 million. We also repurchased $11 million of notes with cash. As a result, we recorded a gain of $44 million of debt extinguishment for the nine months ended September 30, 2003.

        Other income—net.    Included in other income for the nine months ended September 30, 2003 are gains totaling $82 million related to the early termination of services contracts and indefeasible rights of use, or IRU, arrangements with certain customers. Under these arrangements, we received cash upfront and we were recognizing revenue over the multi-year terms of the related agreements. In these cases where the customers elected to terminate the agreements prior to their contractual end and we had no continuing obligations, we recognized the remaining portion of the deferred revenue as of the termination date.

Income Tax Benefit

        Our continuing operations effective income tax benefit rate was 27.2% for the three months ended September 30, 2003, compared to 36.0% for the same period in 2002. On a year-to-date basis, our continuing operations effective income tax benefit rate was 30.6% compared to 14.5% for the first nine months of 2002. For the 2003 periods, the difference between our effective income tax benefit rate and statutory rates was primarily related to a $109 million increase to our valuation allowance recorded in the third quarter of 2003. For the nine month period ended September 30, 2002, our effective benefit rate was impacted by non-deductible charges related to the impairment of our goodwill and the impairment of our investment with KPNQwest which were recorded in the first and second quarters of 2002.

Income from and Gain on Sale of Discontinued Operations—Net of Tax

        Income from and gain on sale of discontinued operations for the three months ended September 30, 2003 increased to $2.517 billion, from $115 million for the same period ended in 2002 and also increased to $2.644 billion for the nine months ended September 30, 2003 from $268 million for the same period ended in 2002. Income from discontinued operations in all years predominately relates to our directory publishing business, Dex. The increase in income from and gain on sale discontinued operations described above is the result of the completion of the sale of our directory publishing business, or Dex Sale, in the remaining states of Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming, or Dex West business, on September 9, 2003 resulting in a gain on sale of discontinued operations of $4.1 billion ($2.5 billion after tax).

Segment Results

        Set forth below is revenue and operating expense information for the three and nine months ended September 30, 2003 and 2002 for our three operating segments at September 30, 2003: wireline, wireless and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Until September 2003, we also operated a fourth segment, our directory publishing business, which as described in Note 4—Discontinued Operations including Assets Held for Sale to our condensed consolidated financial statements in Item 1 of this report, has been classified as discontinued operations in our condensed consolidated statements of operations in Item 1 of this report and accordingly is not presented in our segment results below.

        Segment income consists of each segment's revenues and direct expenses. Segment revenues are based on the types of products and services offered as described in results of operations above. The network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, we do not allocate network infrastructure costs to individual products. Consequently, product margin impacts of certain revenue increases or decreases are not provided within our discussion of the results. Direct administrative costs include sales, customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate, legal, marketing services and human resources are included in the other services segment. We manage indirect administrative services costs centrally; consequently, the costs are not allocated to the wireline or wireless services segments. Similarly, depreciation, amortization, interest expense, interest income, and other income (expense) are not allocated to either the wireline or wireless segments.

        Since certain expenses have not been allocated to the segments, we have disclosed segment expenses without distinguishing between cost of sales and SG&A.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Operating revenues:
Wireline services	$3,407	$3,587	$(180)	(5)%	$10,303	$11,065	$(762)	(7)%
Wireless services	152	179	(27)	(15)%	457	550	(93)	(17)%
Other services	11	6	5	83%	30	51	(21)	(41)%

Total operating revenues	$3,570	$3,772	$(202)	(5)%	$10,790	$11,666	$(876)	(8)%

Operating expenses:
Wireline services	$2,261	$1,961	$300	15%	$5,956	$6,268	$(312)	(5)%
Wireless services	89	129	(40)	(31)%	275	443	(168)	(38)%
Other services	680	675	5	1%	2,056	2,036	20	1%

Total operating expense	$3,030	$2,765	$265	10%	$8,287	$8,747	$(460)	(5)%

Segment income (loss):
Wireline services	$1,146	$1,626	$(480)	(30)%	$4,347	$4,797	$(450)	(9)%
Wireless services	63	50	13	26%	182	107	75	70%
Other services	(669)	(669)	—	—	(2,026)	(1,985)	(41)	(2)%

Total segment income	$540	$1,007	$(467)	(46)%	$2,503	$2,919	$(416)	(14)%

Wireline

Wireline Revenues

        For a discussion of wireline revenues please see Results of Operations—Operating Revenue—Wireline above. Since it is expected to continue to be by far the largest component of our business, this segment will continue to be our primary focus going forward.

Wireline Expenses

        The following table sets forth additional expense information as to the composition of wireline expenses for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service related costs	$746	$796	$(50)	(6)%	$2,254	$2,473	$(219)	(9)%
Facility costs	1,154	726	428	59%	2,563	2,222	341	15%
Network expenses	73	63	10	16%	194	193	1	1%
Bad debt	60	141	(81)	(57)%	200	416	(216)	(52)%
Non-employee related costs	228	235	(7)	(3)%	745	964	(219)	(23)%

Total wireline operating expense	$2,261	$1,961	$300	15%	$5,956	$6,268	$(312)	(5)%

Wireline Expenses—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Segment operating expenses for the wireline services segment increased $300 million, or 15%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase is primarily attributable to the increase in facility costs associated with the charges we incurred related to the termination of our services agreement with Calpoint and another service provider.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and overtime declined $50 million, or 6%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease was due to decreased salaries and wages of $22 million related to staffing reductions totaling approximately 3,000 employees and lower commissions of $27 million due to fewer sales representatives and lower sales.

        Facility costs increased $428 million, or 59%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 primarily due to a $393 million charge resulting from the termination of our dial-up service arrangement with Calpoint and another service provider. In September 2003, we terminated our arrangements with Calpoint and another vendor. The entire charge associated with these terminations was $393 million.

        In addition, facility costs increased $35 million associated with out-of-region international long-distance volume increases, third-party costs incurred to provide in-region long-distance services and a settlement of disputes related to the MCI bankruptcy. These cost increases were partially offset by expanded network optimization efforts. In November 2003, we met state and federal regulatory requirements to begin utilizing our proprietary network assets to provide InterLATA services in our local service area.

        Bad debt expense decreased $81 million, or 57%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. During the third quarter of 2002, we recognized $90 million bad debt expense for potential collection issues associated with Touch America. Touch America subsequently filed for bankruptcy protection.

        Non-employee related costs, such as marketing and advertising, rent, software expense, cost of sales of CPE and reciprocal compensation payments, decreased $7 million, or 3%, for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002. The decrease is attributable to lower marketing and advertising expenses, decreased CPE costs associated with lower CPE revenues and lower external commissions offset by increased Universal Service Fund payments.

Wireline Expenses—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Segment operating expenses for the wireline services segment decreased $312 million, or 5%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and overtime, declined $219 million, or 9%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease was due primarily to decreased salaries and wages of $118 million related to staffing reductions totaling approximately 3,000 employees. In addition, during the third quarter of 2002, we recognized expenses of approximately $100 million associated with the settlement of outstanding litigation. We also experienced lower commission costs due to lower sales volumes. These decreases were partially offset by increased overtime costs as managers balanced workloads with lower staffing levels.

        Facility costs increased $341 million, or 15%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, primarily due to the termination of service contract as discussed above. In addition, facility costs decreased $56 million as the result of lower out-of-region long-distance volumes and lower third-party network costs.

        Bad debt expense decreased $216 million, or 52%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to additional bad debt expense associated with the uncollectible receivables from MCI and Touch America.

        Non-employee related costs, such as network real estate, cost of sales for CPE and reciprocal compensation payments, decreased $219 million, or 23%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease was primarily due to lower marketing and advertising costs, lower CPE costs associated with lower CPE revenues and lower external commissions associated with lower sales staffing and revenues.

Wireless

Wireless Revenues

        For a discussion of wireless revenues please see Results of Operations—Operating Revenue—Wireless above.

Wireless Expenses

        The following table sets forth additional expense information as to the composition of wireless expenses for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$22	$49	$(27)	(55)%	$83	$169	$(86)	(51)%
Network expenses	32	27	5	19%	92	101	(9)	(9)%
Bad debt	10	34	(24)	(71)%	42	93	(51)	(55)%
Non-employee related costs	25	19	6	32%	58	80	(22)	(28)%

Total wireless operating expense	$89	$129	$(40)	(31)%	$275	$443	$(168)	(38)%

Wireless Expenses—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Wireless services expenses declined $40 million, or 31%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime, telemarketing and customer service costs, decreased $27 million, or 55%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease was primarily due to reduced sales activity.

        Bad debt expense decreased $24 million, or 71%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease in bad debt expense can be attributed to lower customer acquisitions and tighter credit policies.

        Non-employee related costs, such as real estate and marketing and advertising expense, increased $6 million, or 32%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase relates to higher marketing and advertising spending in anticipation of our expanded wireless offering in 2004.

Wireless Expenses—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Segment operating expenses for the wireless services segment declined $168 million, or 38%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime, telemarketing and customer service costs, decreased $86 million, or 51%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease was primarily due to reduced sales activity.

        Bad debt expense decreased $51 million, or 55%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in bad debt expense can be attributed to lower customer acquisitions and tighter credit policies.

        Non-employee related costs, such as real estate and marketing and advertising expense, decreased $22 million, or 28%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease relates to lower postage and shipping and lower marketing and advertising spending.

Other Services

Other Services Expenses

        As previously noted, the other services segment includes unallocated corporate expenses for functions such as finance, information technology, legal, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information to provide greater detail as to the composition of other services expenses for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service related costs	$355	$357	$(2)	(1)%	$1,028	$952	$76	8%
Real estate costs	95	105	(10)	(10)%	298	323	(25)	(8)%
Property taxes	114	125	(11)	(9)%	354	443	(89)	(20)%
Non-employee related costs	116	88	28	32%	376	318	58	18%

Total other services expenses	$680	$675	$5	1%	$2,056	$2,036	$20	1%

Other Services Expenses—Three months ended September 30, 2003 as compared to the three months ended September 30, 2002

        Segment operating expenses for the other services segment remained relatively flat for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

        Real estate costs decreased $10 million, or 10%, for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002 due to reduced administrative space needs attributable to lower staffing requirements.

        Property and other taxes decreased $11 million, or 9%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Reduced property and other taxes are a result of lower asset values.

        Non-employee related costs increased $28 million, or 32%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase was driven by increased marketing and advertising costs.

Other Services Expenses—Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002

        Segment operating expenses for the other services segment remained relatively flat for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

        Employee and service-related costs, such as salaries and wages, benefits and overtime, increased $76 million, or 8%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase is primarily due to increased incentive compensation costs and reduction in the net pension credit as discussed in Combined Pension and Post-Retirement Benefits. The increases were partially offset by decreased professional fees due to lower costs related to re-entry into the long-distance market.

        Real estate costs decreased $25 million, or 8%, for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 due to reduced administrative space needs attributable to lower staffing requirements.

        Property and other taxes decreased $89 million, or 20%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Reduced property and other taxes are a result of lower asset values.

        Non-employee related costs increased $58 million, or 18%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase was driven by a shift of information technology resources to maintenance activities from those activities that were eligible for capitalization.

Liquidity and Capital Resources

Financial Position

        Our working capital, or current assets less current liabilities, increased $3.7 billion to $3.2 billion at September 30, 2003 from a deficit of ($487) million at December 31, 2002. The increase in this position is due to the $4.3 billion received in cash proceeds from the sale of the Dex West business on September 9, 2003. Additionally, our working capital deficit as of December 31, 2002 included $1.5 billion of debt that was classified as a current liability which was repaid as of September 30, 2003.

        As of September 30, 2003 and December 31, 2002, our consolidated debt was approximately $21.3 billion and $22.5 billion, respectively. In addition, our unrestricted cash balances were approximately $6.1 billion and $2.3 billion, as of the same dates. We expect to use our cash primarily to invest in telecommunications assets and/or to redeem indebtedness. To preserve capital and maintain liquidity, we invest with financial institutions deemed to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular investment. Recently, we have taken the following measures to improve our near-term liquidity and our capital structure and generally reduce financial risk:

  •
  amended and restated our Credit Facility (defined below) in order to (a) lengthen the maturity, (b) obtain more flexible covenants, and (c) achieve a more favorable amortization schedule;

  •
  sold the Dex directory publishing business, which generated gross cash proceeds of $7.05 billion;

  •
  reduced capital investment and continued to manage working capital; and

  •
  refinanced Qwest Corporation, or QC, debt due in 2003 with debt that has maturities in 2007 and 2010.

        Even if we are successful in our de-leveraging efforts, we may need to obtain additional financing to meet our debt service obligations if operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve or if we become subject to significant judgments and/or settlements in connection with the resolution of one or more matters described under Securities Actions and Derivative Action in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report. However, we believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, for the foreseeable future.

        Operating Activities.    We generated cash from operating activities of $1,878 billion, and $1,664 billion, for the nine months ended September 30, 2003 and 2002, respectively.

        The $214 million increase in cash provided by operating activities for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was due in part to the reduction of $195 million in accounts receivable. This reduction was partially a result of our improved collection procedures. Also contributing to the increase was an increase of $338 million in accounts payable and accrued expenses for the nine months ended September 30, 2003. Offsetting these increases was a decrease in revenues of $876 million for the nine months ended September 30, 2003 and income tax refunds received declined to $8 million for the nine months ended September 30, 2003 from $250 million for the nine months ended September 30, 2002.

        Our bad debt expense has decreased to 2.2% of our total operating revenues for the nine months ended September 30, 2003 compared to 4.4% for the same period ended 2002. The decrease was primarily caused by $220 million of bad debt expense we recorded in 2002 associated with uncollectible receivables from MCI and Touch America. The remaining decline relates to lower revenues, improved collections practices and tighter credit policies.

        The wireline segment produces significant operating cash flows, which, with continued access to capital markets, are expected to continue to be sufficient to cover its operating expenses, as well as the operating expenses of our wireless segment and general corporate overhead.

        We do not anticipate a requirement to make any significant contributions to our retirement plans in 2003.

        Investing Activities.    Cash used in investing activities was $1.472 billion and $2.199 billion for the nine months ended September 30, 2003 and 2002, respectively. Cash used in investing activities for the nine months ended September 30, 2003 decreased $727 million compared to the same period ended 2002 primarily as a result of a $730 million decrease in capital expenditures in 2003. The decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects in 2001.

        Capital expenditures by segment are as follows:

	For the Nine Months Ended,
	2003	2002
Wireline	$1,126	$1,450
Wireless	10	48
Other	374	730

Total capital expenditures	1,510	2,228
Non-cash investing activities	(37)	(25)

Total cash capital expenditures	$1,473	$2,203

        We have spent significant resources in extending and improving our network, but as a result of the significant downturn in the telecommunications industry and in the general economy, when we reviewed our property, plant and equipment for a potential impairment in 2002, we found that the fair value of our national and international fiber optic broadband networks had decreased significantly. As such, we recorded an impairment charge in 2002 of $10.5 billion relating to the impairment of these and other assets. See Note 2—Asset Impairment Charges to our condensed consolidated financial statements in Item 1 of this report for additional information.

        Capital Expenditure Forecast.    Our current capital expenditure forecast for 2003 is estimated to be less than $2.5 billion with the majority being used in our wireline segment.

        Financing Activities.    Cash (used) provided by financing activities was $(1,094) billion for the nine months ended September 30, 2003 and $1.019 billion for the same period ended 2002. As of September 30, 2003, we had no unused credit capacity available to us under our existing credit facility. At September 30, 2003 we were in compliance with all provisions or covenants of our borrowings. Under the Qwest Services Corporation, or QSC, Credit Facility described below, we have obtained a waiver for non-compliance to provide certain quarterly financial information to the lenders. The waiver extended the compliance date for the first and second quarter financial information for 2003 to December 31, 2003.

Financing Activities for the Nine Months Ended September 30, 2003

        For the three months ended September 30, 2003, we exchanged, through direct transactions, $106 million face amount of debt issued by Qwest Capital Funding, or QCF, for $11 million in cash and for equity with an aggregate value of $81 million. We recorded a gain of $15 million related to these transactions. For the nine months ended September 30, 2003, we exchanged, through direct transactions, $808 million face amount of debt issued by QCF for $406 million new QSC notes, $11 million in cash and for equity with an aggregate value of $194 million. We recorded a gain of $44 million related to these transactions. See Note 6—Borrowings to our condensed consolidated financial statements in Item 1 of this report for a discussion of our exchange transactions.

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

        The floating rate tranche bears interest at London Interbank Offered Rates, or LIBOR, plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at September 30, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%. Also, in connection with this QC issuance, we reduced our obligation under the QSC Credit Facility by $429 million to a balance of $1.57 billion.

        On August 12, 2003, we used cash to pay the outstanding balance of $750 million of the Dex Term Loan (as defined below) in full.

        On September 9, 2003, we completed the sale of the Dex West business. The gross proceeds from the sale of the Dex West business were approximately $4.3 billion and were received in cash. We used approximately $321 million of the cash proceeds to reduce our obligation under the QSC Credit Facility (as defined below) to $1.25 billion, and we expect to use the balance to invest in telecommunications assets and/or to redeem other indebtedness.

Payment Obligations and Contingencies

        Commitments.    In September 2003, we terminated our services arrangements with Calpoint and another vendor and settled certain claims of the parties. We agreed to pay $174 million to terminate these arrangements, but will continue to make payments to a trustee related to the Calpoint agreement for 75% of the unconditional purchase obligation. This obligation will be paid to the trustee ratably through 2006. In connection with these transactions, our third quarter 2003 condensed consolidated financial statements reflect a liability of $346 million and a pretax charge of $393 million. In addition, we expect to realize a cash savings of approximately $118 million in 2004 as a result of these restructurings and additional cash savings through 2006.

        In July 2003, we entered into an information technology services agreement with International Business Machines Corporation, or IBM, under which IBM provides us data center operations and technical support services. The term of the agreement is 10 years. The agreement allows us to terminate at our convenience, but would require us to pay IBM termination fees ranging from $146 million in the first year of the contract to $38 million in the seventh year. We expect to pay IBM approximately $82 million in fees under this agreement in 2003 and approximately $212 million in 2004, although these amounts may vary depending on our actual usage of IBM's services and other factors.

        Letters of Credit and Guarantees.    At September 30, 2003, we had letters of credit of approximately $68 million and guarantees of approximately $2 million.

        Contingencies.    We are a defendant in a number of legal actions and the subject of a number of investigations by federal and state agencies. Certain of these matters present significant risk to us. We are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. While we intend to defend against these matters vigorously, the ultimate outcomes of these matters are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Any settlement of or judgment on one or more of these claims could be material, and we cannot assure you that we would have resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected. For a description of these legal actions, please see Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report.

Recent Developments Impacting Liquidity and Capital Resources

        The following describes developments impacting our liquidity and capital resources from September 30, 2003 through the date of the filing of this report.

        Subsequent to September 30, 2003 and through November 19, 2003, we exchanged, through direct transactions, $207 million face amount of debt issued by QCF and Qwest Communications Corporation, for $187 million in cash and for equity with an aggregate value of $9 million. We recorded a gain of $9 million related to these transactions.

        On November 19, 2003, we commenced a tender offer for up to $2.25 billion in aggregate principal amount of our debt securities. The offer is being made for specified series of debt securities of Qwest Communications International Inc., QCF and QSC. Of the $2.25 billion we are offering to repurchase, up to $625 million is allocated to debt securities maturing in 2005 through 2007, up to $1.3 billion is allocated to debt securities maturing in 2008 through 2011 and up to $325 million is allocated to debt securities maturing in 2014 through 2031. The offer period expires on December 19, 2003, unless our offer is extended or earlier terminated, and the offer includes an early participation incentive for holders who tender on or before December 4, 2003.

RISK MANAGEMENT

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may also employ financial derivatives to hedge foreign currency exposures associated with particular debt. We do not hold any derivatives for other than hedging purposes.

        As of September 30, 2003 and December 31, 2002, approximately $2.5 billion and $2.2 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to the LIBOR. A hypothetical increase of one-percentage point in LIBOR rates would increase annual pre-tax interest expense by $25 million. As of September 30, 2003 and December 31, 2002, we also had approximately $983 million and $1.2 billion of long-term fixed rate debt obligations maturing in the following twelve months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $17.8 billion and $19.0 billion of long-term fixed rate debt at September 30, 2003 and December 31, 2002, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of $1.0 billion and $0.7 billion at September 30, 2003 and December 31, 2002, respectively. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of $1.1 billion and $0.8 billion as of September 30, 2003 and December 31, 2002, respectively.

        As of September 30, 2003, Qwest had $6.089 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these accounts.

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

        These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the Securities and Exchange Commission, or SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements, or UNEs) and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the recent decision allowing for number portability from wireline to wireless phones.

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

        In order to successfully compete, we believe we need to be able to offer a ubiquitous long-distance service utilizing our proprietary telecommunications network assets. Under the Telecommunications Act of 1996, or Telecommunications Act, we were not permitted to provide InterLATA services in the states where we provided service as an incumbent local exchange carrier until we satisfied certain regulatory conditions set forth in the Telecommunications Act primarily related to local exchange telephone competition. These restrictions generally prohibited us from providing service between the multiple local access and transport areas, or LATAs, in such states and between such states and the rest of the country, including providing private line service, long-distance services originating in such states, and toll-free long-distance services terminating in such states. To date, the FCC has approved our applications to provide InterLATA services in all the states in our local service area other than Arizona. We made our application with the FCC with respect to Arizona on September 4, 2003.

        Even though the InterLATA restrictions have now been eliminated in most states in our local service area, until recently our long-distance operations were subject to various regulatory constraints, including the requirement that InterLATA services be offered through a subsidiary that is structurally separated from our local exchange company. Also, we were restricted from fully utilizing our proprietary telecommunications assets in the provision of InterLATA services in our local service area until we completed additional steps required by the FCC. Although these restrictions are generally no longer applicable, the roll-out of many of our products and services within our local service area has been delayed, which has placed us at a competitive disadvantage in capturing market share.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of investigations currently being conducted by the SEC and the U.S. Attorney's Office or the assessment being undertaken by the General Services Administration, or GSA, could have a material adverse impact on us, on the trading price for our securities and on our ability to access the capital markets.

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation initiated on March 8, 2002. We are continuing in our efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified Qwest accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in our 2002 Form 10-K. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest. We believe the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC.

        While we are continuing in our efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, we cannot predict the outcome of those investigations. We have engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of Qwest. Such discussions are preliminary and we cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. We would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of a civil penalty, the amount of which could be material, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger with U S WEST, Inc. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with generally accepted accounting principles in the United States of America, or GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        We continue to discuss our periodic filings with the staff of the SEC's Division of Corporation Finance. They have reviewed our 2001 Form 10-K and our Form 10-Q for the three months ended March 31, 2002. As appropriate, we have attempted to address the Staff's comments in our current filings and have provided responses to those other comments that we could address. Following their review of our 2002 Form 10-K, we may receive additional comments from the staff of the Division of Corporation Finance and may be required to make further adjustments or additional disclosures. It is possible that these comments may lead to further investigations from the SEC's Division of Enforcement.

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

        Several lawsuits have been filed against us, as well as certain of our past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the billions of dollars. For a description of these legal actions, please see Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report.

        The consolidated securities action, the consolidated ERISA action, and the California State Teachers' Retirement System, State of New Jersey (Treasury Department, Division of Investment) and State Universities Retirement System of Illinois actions described in Note 11—Commitments and Contingencies to the condensed consolidated financial statements in Item 1 of this report present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of our recent restatements affect the risk presented by these cases. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and we have not yet conducted discovery on these and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. Any settlement of or judgment on one or more of these claims could be material, and we cannot give any assurance that we would have the resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        As a result of our accounting issues and the increased scrutiny of financial disclosure, investor confidence in us has suffered and could suffer further. Congress, the SEC, other government authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. In addition to the SEC investigation discussed earlier, we have reported that the SEC has investigated our earnings release for the fourth quarter and full year 2000 and the staff of the SEC has decided to recommend an action against us alleging we should also have included in the earnings release a statement of our GAAP earnings. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may be impacted by this process, particular attention has been focused recently on the telecommunications industry. Congressional hearings held in 2002, for example, related to the telecommunications industry practice of accounting for IRUs as well as the appropriateness and consistency of pro forma financial information disclosure. Some of our former and current officers and directors have testified at these hearings concerning IRUs and other matters.

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

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by Public Utility Commissions, or PUCs, and other state agencies. Federal laws and FCC regulations apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of tariffs for our intrastate services in most of these jurisdictions.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or those domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

        We are highly leveraged. As of September 30, 2003, our consolidated debt was approximately $21.3 billion. A significant amount of our debt obligations come due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

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

        However, even if we are successful in our de-leveraging efforts, we may need to obtain additional financing to meet our debt service obligations if operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve, or if we become subject to significant judgments and/or settlements in connection with the resolution of one or more matters described under Securities Actions and Derivative Actions in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report.

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

        As of December 31, 2002, our aggregate future purchase commitments totaled $4.5 billion. We entered into these commitments, which obligate us to purchase network services and capacity, hardware or advertising from other vendors, with the expectation that we would use these commitments in association with projected revenues. We currently do not expect to generate revenues in the near-term that are sufficient to offset the costs associated with some of these commitments. Although we are attempting to renegotiate and restructure certain of these contracts, there can be no assurance that we will be successful in all of our renegotiation efforts. If we cannot renegotiate or restructure a significant portion of these contracts on terms that are favorable to us, we will continue to have substantial ongoing expenses without sufficient revenues to offset the expenses related to these arrangements. In addition, we may incur substantial losses in connection with these restructurings and renegotiations.

Declines in the value of pension plan assets could require us to provide significant amounts of funding for our pension plans.

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

Other Risks Affecting Qwest

We have postponed the filing of our quarterly reports for the first and second quarters of 2003, and material information concerning our current operating results and financial condition is therefore unavailable.

        We have postponed the filing of our periodic reports for the quarters ended March 31, 2003 and June 30, 2003, and the information to be contained therein is unavailable at this time. While we released first quarter earnings information in our current report on Form 8-K filed on May 29, 2003 and second quarter earnings information in our current report on Form 8-K filed on September 4, 2003, this information was limited, incomplete and may be inconsistent with the information contained herein and in our 2002 Form 10-K. We cannot predict how soon complete financial and operational information relating to our first two quarters for 2003 will become available. When it is, it may reflect changes or trends that are material to our business. Also, many of our loan documents, including the QSC Credit Facility, contain financial reporting covenants that require delivery of annual and quarterly periodic reports, and the failure to comply with these financial reporting covenants can result in a default under certain of our loan documents. We have obtained extensions under the QSC Credit Facility for the delivery of our unfiled first and second quarter periodic reports to December 31, 2003 and other reports of certain of our subsidiaries.

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2002 Form 10-K, describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

        As a result of the restatement of our financial results, previously filed returns and reports may be required by legal, regulatory or administrative provisions to be amended to reflect the tax related impacts (if any) of such restatements. Where legal, regulatory or administrative rules would require or allow us to amend our previous tax filings, we intend to comply with our obligations under applicable law. To the extent that tax authorities do not accept the tax consequences of restatement entries, liabilities for taxes could differ materially from what has been recorded in our consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, although our disclosure controls and procedures are designed to provide reasonable assurance of achieving their effectiveness, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion.

        As reported more fully in our 2002 Form 10-K, we learned of certain deficiencies in our internal controls that existed in 2002 and prior years. These deficiencies related to each of the following:

  •
  the structure and design of certain financial information and reporting processes;

  •
  the design of policies and execution of processes related to accounting for operating activities;

  •
  inadequate or ineffective policies for complex transactions and certain other matters; and

  •
  our internal control environment.

        In October 2003, in connection with the delivery of the Statement on Auditing Standards No. 61 report on the audit of our financial statements for 2002 and our restated financial statements for 2001 and 2000, KPMG reported to management and the Audit Committee reportable conditions consistent with the items described above and characterized them as material weaknesses.

        As reported in our 2002 Form 10-K, we have taken many measures to improve the effectiveness of our internal controls. Though it may take some time to realize all of the benefits from the measures we have taken, we believe that our internal controls are improving and that there is no reason to believe that the financial statements included in this report are not fairly stated in all material respects. Nonetheless, we can give no assurance that all internal control deficiencies have been entirely corrected. The inherent limitations of any system of controls preclude the possibility of preventing all errors and all fraud. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Owing to these limitations, error or fraud may occur and not be detected.

        We recently evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that these procedures and controls were effective, given the inherent limitations stated above, to provide reasonable assurances that the controls and procedures met their objectives. Except for certain of the measures to improve internal controls described in our 2002 Form 10-K, there have been no significant changes during the quarterly period covered by this report in our internal controls or in other factors that could significantly affect internal controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 11—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended September 30, 2003, we issued approximately 20 million shares of our common stock out of treasury that were not registered under the Securities Act of 1933, as amended, in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for approximately $95 million in face amount of debt issued by QCF, a wholly owned subsidiary and guaranteed by Qwest. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.43 per share to $5.11 per share. No underwriters or underwriting discounts or commissions were involved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits filed for Qwest through the filing of this Form 10-Q:

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
(3.1)	Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).
(3.2)***	Amended and Restated Bylaws of Qwest, adopted as of July 1, 2002.
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
(4.6)
Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI's Current Report on Form 8-K, dated June 23, 1997, File No. 0-21602).
(4.7)
Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, National Association), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 1-14087).
(4.8)
First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest, and Bank One Trust Company, as Trustee (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
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
(10.1)	Growth Share Plan, as amended, effective October 1, 1996 (incorporated by reference to Qwest's Form S-1 as declared effective on June 23, 1997, File No. 333-25391).*
(10.2)	Equity Incentive Plan, as amended (incorporated by reference to Qwest's 2000 Proxy Statement for the Annual Meeting of Stockholders).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2001 Proxy Statement for the Annual Meeting of Stockholders).*
(10.4)***	Nonqualified Employee Stock Purchase Plan.*
(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).*
(10.6)**	Equity Compensation Plan for Non-Employee Directors.*
(10.7)	Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).*
(10.8)	401-K Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998).*
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
(10.20)
Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
(10.21)
Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
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
(10.26)
Term Loan Agreement, dated as of June 9, 2003, by and among Qwest Corporation, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 1-15577).
(10.27)
Amended and Restated Employment Agreement, dated January 1, 2002, by and between Qwest Services Corporation and Afshin Mohebbi (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2001).*
(10.28)***	Promissory Note, dated March 18, 2002, payable by Afshin Mohebbi to Qwest Communications International Inc.

(10.29)	Employment Agreement, dated October 24, 2001, by and between Qwest and Joseph P. Nacchio (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2001).*
(10.30)***	Resignation and Consulting Agreement, dated June 16, 2002, by and between Qwest and Joseph P. Nacchio*
(10.31)	Letter Agreement, dated October 6, 1998, by and between Qwest and Drake Tempest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).*
(10.32)***	Letter Agreement, dated October 31, 2001, by and between Qwest and Drake Tempest.*
(10.33)***	Severance Agreement and General Release, dated November 14, 2002, by and between Drake S. Tempest and Qwest Services Corporation.*
(10.34)***	Separation Date Release Agreement, dated December 6, 2002, by and between Drake S. Tempest and Qwest Services Corporation.
(10.35)***	Employment Agreement, dated May 14, 2003, by and between Richard C. Notebaert and Qwest Services Corporation.*
(10.36)***	Employment Agreement, dated May 14, 2003, by and between Oren G. Shaffer and Qwest Services Corporation.*
(10.37)***	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer.*
(10.38)***	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer.*
(10.39)***	Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz.*
(10.40)***	Letter Agreement, dated April 19, 2001, by and between Qwest and Annette M. Jacobs.*
(10.41)***	Severance Agreement and General Release, dated September 17, 2003, by and between Qwest and Annette M. Jacobs.*
(10.42)***	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger.*
(10.43)***	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger.*
10.44	Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Business Resources, Inc. and Richard C. Notebaert.
31.1	Chief Executive Officer Certification.
31.2	Chief Financial Officer Certification.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(
)     Previously filed.

*
Executive Compensation Plans and Arrangements.

**
Incorporated by reference to Qwest's Form 10-K for the year ended December 31, 1997, File No. 000-22609.

***
Incorporated by reference to Qwest's Form 10-K for the year ended December 31, 2002.

(b)
Reports on Form 8-K:

        We filed the following reports on Form 8-K during the third quarter of 2003:

1.
On September 3, 2003, we filed a report on Form 8-K announcing our financial results for the second quarter of 2003. Included as exhibits to the Form 8-K were the following financial statements: condensed consolidated statements of operations for the three months ended March 31, 2003 and for the three and six months ended June 30, 2003 and 2002; and certain selected consolidated financial data.

2.
On September 22, 2003, we filed a report on Form 8-K announcing the completion of the second and final phase of the sale of the directory publishing business of our subsidiary, Qwest Dex, Inc., to an entity owned by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe for a cash purchase price of approximately $4.3 billion (excluding fees and expenses and subject to adjustments relating to working capital levels).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QWEST COMMUNICATIONS INTERNATIONAL INC.
	By:	/s/ OREN G. SHAFFER Oren G. Shaffer Vice Chairman and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)
Date: November 19, 2003