Form 10-Q
period 2003-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2003-12-04
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-22609

Qwest Communications International Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1339282 (I.R.S. Employer Identification No.)
1801 California Street, Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
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

        At November 30, 2003, 1,768,301,330 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

TABLE OF CONTENTS

Item
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three months ended March 31, 2003 and 2002 (unaudited)
Condensed Consolidated Balance Sheets—March 31, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2003 and 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
2.	Changes in Securities and Use of Proceeds
6.	Exhibits and Reports on Form 8-K
Signature Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
		(As restated See Note 2)
Total operating revenues	$3,624	$3,983
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	1,438	1,469
Selling, general and administrative	1,206	1,449
Depreciation	676	941
Other intangible assets amortization	108	173
Restructuring and other charges	13	31

Total operating expenses	3,441	4,063

Operating income (loss)	183	(80)

Other expense (income):
Interest expense—net	440	424
Losses and impairment of investment in KPNQwest	—	614
Loss on sale of investments and other investment write-downs	6	69
Gain on early retirement of debt	(21)	(9)
Other income—net	(46)	(14)

Total other expense—net	379	1,084

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(196)	(1,164)
Income tax benefit	76	189

Loss from continuing operations	(120)	(975)
Discontinued operations:
Income from discontinued operations, net of taxes of $42 and $79, respectively	66	125

Loss before cumulative effect of changes in accounting principles	(54)	(850)
Cumulative effect of changes in accounting principles, net of taxes of $131 and $0, respectively	206	(22,800)

Net income (loss)	$152	$(23,650)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.07)	$(0.59)
Discontinued operations	0.04	0.08

Loss before cumulative effect of changes in accounting principles	(0.03)	(0.51)
Cumulative effect of changes in accounting principles, net of taxes	0.12	(13.68)

Basic and diluted income (loss) per share	$0.09	$(14.19)

Basic and diluted weighted average shares outstanding	1,706,835	1,666,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,568	$2,253
Restricted cash	11	26
Accounts receivable—net	2,060	2,327
Inventories	72	68
Deferred income taxes	850	898
Prepaid and other assets	440	489
Assets held for sale	275	347

Total current assets	6,276	6,408
Property, plant and equipment—net	19,097	19,003
Other intangible assets—net	1,585	1,612
Deferred income taxes	337	398
Other assets	1,915	1,924

Total assets	$29,210	$29,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$2,635	$2,786
Accounts payable	830	906
Accrued expenses and other current liabilities	2,147	2,008
Deferred revenue and customer deposits	739	773
Restructuring reserves	95	104
Merger-related reserve	22	22
Liabilities associated with discontinued operations	208	296

Total current liabilities	6,676	6,895
Long-term borrowings (net of unamortized debt discount of $47, and $129, respectively)	19,650	19,754
Post-retirement and other post-employment benefit obligations	3,075	3,075
Deferred revenue	929	957
Restructuring reserves	389	421
Other long-term liabilities	1,074	1,073

Total liabilities	31,793	32,175
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized, none issued and outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized, 1,723,104 and 1,713,592 issued; 1,722,268 and 1,699,115 outstanding	17	17
Additional paid-in capital	42,715	43,225
Treasury stock	(14)	(618)
Accumulated deficit	(45,287)	(45,439)
Accumulated other comprehensive loss	(14)	(15)

Total stockholders' deficit	(2,583)	(2,830)

Total liabilities and stockholders' deficit	$29,210	$29,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
		(As restated See Note 2)
OPERATING ACTIVITIES
Net income (loss)	$152	$(23,650)
Adjustments to net income (loss):
Income from discontinued operations, net of tax	(66)	(125)
Depreciation and amortization	784	1,114
Loss on sale of investments and investment write-downs, net	6	683
Provision for bad debts	100	107
Cumulative effect of changes in accounting principles	(206)	22,800
Deferred income taxes	(65)	(101)
Gain on early retirement of debt	(21)	(9)
Other non-cash charges	47	226
Changes in operating assets and liabilities:
Accounts receivable	167	(9)
Inventories	(24)	18
Prepaid and other current assets	61	54
Accounts payable and accrued expenses	65	(242)
Deferred revenue and customer deposits	(62)	35
Restructuring reserves	(41)	(125)
Merger-related reserve	—	(49)
Other long-term assets and liabilities	(60)	(156)

Cash provided by operating activities	837	571

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(429)	(1,171)
Proceeds from sale of equity securities	—	11
Purchase of securities	—	(3)
Other	(7)	(33)

Cash used for investing activities	(436)	(1,196)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	1,476
Repayments of long-term borrowings	(172)	(49)
Net proceeds from short-term debt	—	234
Proceeds from issuance of common stock	—	7
Repurchase of stock	—	(11)
Debt issuance costs	(6)	(54)

Cash (used for) provided by financing activities	(178)	1,603

CASH AND CASH EQUIVALENTS
Increase in cash	223	978
Net cash generated by discontinued operations	92	159
Beginning balance	2,253	186

Ending balance	$2,568	$1,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003

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

        During 2003 and 2002, we performed an internal analysis ("internal analysis") of our previously issued condensed consolidated financial statements for the first quarter of 2002. Our analysis also included our previously issued consolidated financial statements for the years ended December 31, 2001 and 2000, which periods are not included in this report. As a result of our internal analysis, we discovered certain errors in those consolidated financial statements. The accompanying condensed consolidated financial statements and related financial information for the three months ended March 31, 2002 have been restated. For further details on the nature of the errors and the related effects on our previously issued condensed consolidated financial statements for the three months ended March 31, 2002, see Note 2—Restatement of Results. Where appropriate, we have identified all balances that have been restated with the notation "as restated." Throughout these notes, the term "previously reported" will be used to refer to balances from our previously issued March 31, 2002 condensed consolidated financial statements included in our Form 10-Q for the period ended March 31, 2002.

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

        We made certain reclassifications to prior balances to conform to the current year presentation. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2003 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). Due to the number of subsequent events and updates that have occurred since the end of the period covered by these condensed consolidated financial statements, for the convenience of the reader we have generally included these items in their related footnotes. The condensed consolidated results of operations for the three month period ended March 31, 2003 and the statement of cash flows for the three month period ended March 31, 2003 are not necessarily indicative of the results or cash flows expected for the full year.

Recently adopted accounting pronouncements and cumulative effect of adoption

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

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 on January 1, 2003. The net income impact for the three months ended March 31, 2003 is $206 million ($365 million less the $28 million of charges disclosed above, net of income taxes of $131 million).

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $32 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $6 million annually beginning January 1, 2003. Based on historical charges and activity through the three months ended March 31, 2003, we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

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

        We account for our stock-based compensation arrangements under the intrinsic-value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic-value method, no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". Had compensation cost for our stock-based compensation plans been determined under the fair value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), our net income (loss) and basic and diluted income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions, except per share amounts)
Net income (loss):
As reported	$152	$(23,650)
Add: Stock-option-based employee compensation expense included in reported net income (loss), net of related tax effects	1	1
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(29)	(33)

Pro forma	$124	$(23,682)

Net income (loss) per share:
As reported—basic and diluted	$0.09	$(14.19)
Pro forma—basic and diluted	$0.07	$(14.21)

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Earnings per share

        The weighted average number of shares used for computing basic and diluted income (loss) per share for the three months ended March 31, 2003 and 2002 was 1.707 billion and 1.667 billion, respectively. For these same periods, the effect of approximately 131 million and 102 million of outstanding stock options were excluded from the calculation of diluted income (loss) per share because the effect was anti-dilutive.

Note 2: Restatement of Results

        We have determined that, in certain cases, we misinterpreted or misapplied GAAP in our previously issued 2001, 2000 and three month period ended March 31, 2002 consolidated financial statements, and, accordingly, we restated our consolidated financial statements for each of the years in the two year period ended December 31, 2001 and related interim periods, which restatements are contained in our 2002 Form 10-K, and the condensed consolidated financial statements for the three month period ended March 31, 2002 we restated in this report. We have also restated our January 1, 2000 opening accumulated deficit to correct our accounting for our directory publishing business revenues and expenses, as further discussed below. Our January 1, 2002 opening accumulated deficit was increased by the impacts of restatement items from the two years ended December 31, 2001 and prior, in the amount of $2.849 billion.

        As discussed more fully below, the restatements involved, among other matters, revenue recognition issues related to directory publishing, installation fees and equipment sales. In making these restatements, we performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods.

Summary of restatement items

        The following tables set forth the effects of the restatement adjustments discussed below on revenue; pre-tax loss (i.e., loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles); net loss; and loss per share as presented in our condensed consolidated statements of operations for the three month period ended March 31, 2002. The restatement adjustments are discussed in the paragraphs following the table.

	Three Months Ended March 31, 2002
	Revenue	Pre-tax Loss	Net Loss	Loss per Share
	(Dollars in millions, except per share amounts)
Previously reported	$4,369	$(740)	$(698)	$(0.42)
Restatement Adjustments, net:
Directory publishing services revenues and costs	40	25	15	0.01
Installation fees	19	19	11	0.01
Certain equipment sales	(6)	40	25	0.01
Purchase accounting	—	(196)	(120)	(0.07)
Restructuring accrual	—	(57)	(35)	(0.02)
Network labor costs	—	(22)	(13)	(0.01)
Settlement charges	—	22	14	0.01
KPNQwest valuation	—	(21)	(21)	(0.01)
Other	(26)	(30)	(28)	(0.02)

Net restatements other than the cumulative effect of changes in accounting principles	27	(220)	(152)	(0.09)

As restated before reclassification of discontinued operations and cumulative effect of changes in accounting principles	4,396	(960)	(850)	(0.51)
Reclassification for discontinued operations(1)	(413)	(204)	—
Cumulative effect of changes in accounting principles	—	—	(22,800)	(13.68)

As restated	$3,983	$(1,164)	$(23,650)	$(14.19)

(1)
As further discussed in Note 4—Discontinued Operations including Assets Held for Sale, in 2002 we began reporting the operations of our directory publishing business as discontinued. However, certain of the restatement adjustments affect these operations. The reclassification is made to reconcile revenues and pre-tax loss as previously reported, which included our directory publishing business in continuing operations, to the "as restated" amounts under the current presentation.

Directory publishing business revenues and costs

        Prior to 1999, we recognized revenues and expenses for our directory publishing business, Qwest Dex, Inc. ("Dex"), under the "deferral and amortization method" whereby revenues and expenses were recognized over the lives of the directories, generally one year. In 1999, we changed to the "point of publication method" of accounting, under which we recognized revenues and expenses at the time the related directory was published. Based on (1) our review of the policy, and (2) the interpretive guidance the Securities and Exchange Commission ("SEC") staff issued in 1999 in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), we determined that our change to the point of publication method for our directory publishing business was not a change to an appropriate or preferable method of accounting, pursuant to APB Opinion No. 20, "Accounting Changes". Instead, we believe the "deferral and amortization method" is appropriate under our circumstances because we have a continuing obligation to our advertisers to maintain the directory in circulation over its life and, under our customer agreements, we have the discretion to change the publication dates for the directories.

        As a result, in our restated condensed consolidated financial statements, we have increased our previously reported directory publishing services revenue by $40 million for the three months ended March 31, 2002. These restatements also decreased our pre-tax loss by $25 million for the three months ended March 31, 2002.

        As discussed in Note 4—Discontinued Operations including Assets Held for Sale, our directory publishing business has been sold and is reported as a discontinued operation in these condensed consolidated financial statements. The impact of the restatement adjustments discussed above is included in income from discontinued operations in the condensed consolidated statements of operations.

Installation fees

        In 2001 and 2000, we recognized revenue for certain up-front fees charged to customers in connection with special plant construction or relocation. These fees were recognized as revenue in full at the time the construction or relocation was completed. Under SAB No. 101, these fees should have been initially deferred and recognized over the estimated life of the customer relationship. As a result, in our restated condensed consolidated financial statements, we have increased our previously reported revenues by $19 million for the three months ended March 31, 2002, resulting in a decrease in our pre-tax loss for the three months ended March 31, 2002 of a corresponding amount.

Certain equipment sales

        Genuity—During the third quarter of 2000, we entered into an arrangement with Genuity, Inc. ("Genuity") in which we sold certain equipment to them for $100 million and agreed to provide services over a five-year period for $160 million on the basis that these were separate agreements. In the third quarter of 2000, we recorded revenue of $100 million and cost of sales of $21 million related to the equipment sale. Additional equipment costs of $10 million were charged to cost of sales in the first quarter of 2001. We recognized revenue under the service contract of $11 million for the three months ended March 31, 2002. An entry was also made in an attempt to correct the accounting for the equipment sale in the first quarter of 2002 by increasing cost of sales by $48 million and establishing an equal amount of deferred revenue to be amortized in future periods. As a result of our internal analysis, we now believe that the equipment sale should be considered part of a single arrangement to provide services to Genuity. We also determined that we improperly recognized revenue under the services agreement prior to Genuity's acceptance of the underlying equipment's performance. Genuity's acceptance did not occur until the third quarter of 2001. As a result, we have restated our condensed consolidated financial statements for the three months ended March 31, 2002 to reverse the previously recognized $11 million of equipment and services revenue. Additionally, we are recognizing the $260 million arrangement fee as revenues ratably by site, over the five-year term of the arrangement beginning in the third quarter of 2001, which amounted to $5 million for the three months ended March 31, 2002. Our restated condensed consolidated financial statements also include adjustments to reverse the amounts of previously recognized cost of sales in 2001 and 2000. This amount has been reclassified to property, plant and equipment and is being depreciated over the five-year term of the agreement, including $2 million for the three months ended March 31, 2002. Our restated condensed consolidated financial statements also include an adjustment to reverse the attempted correction of the equipment sale in the first quarter of 2002.

        The adjustments recorded in our restated condensed consolidated financial statements resulted in a decrease in previously reported revenue of $6 million for the three months ended March 31, 2002. These adjustments resulted in a decrease in our pre-tax loss by $40 million for the three months ended March 31, 2002.

Purchase accounting

        We found several errors in the application of purchase accounting for the June 30, 2000 Merger and have recorded adjustments to correct those errors in our restated condensed consolidated financial statements. Additional adjustments to the results of our operations subsequent to the Merger were also required as a result of adjustments to the post-Merger opening balances. Those adjustments that had a significant impact on our first quarter 2002 post-Merger operating results are described in the following paragraphs.

        Intangible assets.    We recorded restatement adjustments to the amounts allocated to the customer lists and technology-in-place intangible assets acquired in the Merger. We also revised the estimated lives that had been originally assigned to these assets. These changes resulted in adjustments to the amortization of those assets. The net effect of the adjustments to intangible assets was a reduction of amortization expense of $8 million in the three months ended March 31, 2002.

        Tangible assets.    As a result of restatement adjustments to increase the amount allocated to property, plant and equipment, adjustments were required to increase depreciation expense by $21 million in the three months ended March 31, 2002.

        Investments.    As a result of restatement adjustments to increase the amount allocated to investments, adjustments to subsequent write-downs and gains and losses on sale of investments were required. As a result of the adjustments to investments, we recorded adjustments to increase the loss on sale of investments and recorded other investments write-downs by $97 million for the three months ended March 31, 2002.

        Liabilities.    As a result of restatement adjustments that reduced the amounts allocated to certain liabilities primarily related to amounts that we inappropriately accounted for as unfavorable contracts at the merger date related adjustments were required to correct our consolidated statements of operations in periods subsequent to the Merger. These adjustments to liabilities increased operating expenses by $86 million in the three months ended March 31, 2002.

Restructuring accrual

        In our previously issued consolidated financial statements we recorded restructuring expenses in the fourth quarter of 2001 in connection with our permanent abandonment of certain leased real estate facilities. In the first quarter of 2002 we exercised the buy-out option contained in three synthetic leases, which had previously been included in the restructuring accrual in 2001, and held the acquired buildings out for sale. We have determined that we misinterpreted applicable accounting guidance, including Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", SAB No. 100, "Restructuring Charges," and EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination," as they relate to leased facilities and excluded certain items that should have been included in the 2001 restructuring charges, of which $4 million had previously been expensed in the first quarter of 2002. Additionally, we determined that we should have recorded an additional provision of $61 million to reflect the difference between the fair value and the guaranteed residual value of the buildings acquired in March 2002. As a result, we have increased our previously reported pre-tax loss by $57 million for the three months ended March 31, 2002.

Network labor costs

        In 2000, we began capitalizing certain labor costs that were associated with designing, deploying and testing facilities. During our internal analysis, we determined that certain of these costs should have been expensed as incurred. As a result, in our restated condensed consolidated financial statements we have recorded adjustments to increase operating expenses and decrease net property, plant and equipment by $22 million for the three months ended March 31, 2002.

Settlement charges

        In 2001 and 2000 we made payments to one of our vendors in connection with the termination of certain service contracts. During the same time period we were negotiating new contracts with the vendor's parent company. These payments were recorded as current assets with the understanding that the costs would be recovered under the new contracts with the parent company. When the negotiations with the parent company were terminated in the first quarter of 2002 the $22 million in payments previously recorded as a current asset were charged to expense. During our internal analysis, we determined that we could not conclusively determine that the settlement charges were linked to the new contracts. As a result, in our restated condensed consolidated financial statements we recognized expense as the payments were made in 2001 and 2000, and reversed the previous $22 million charge to expense during the three months ended March 31, 2002.

KPNQwest valuation

        In our original December 31, 2001 assessment of the carrying value of our investment in KPNQwest, we concluded that an other-than-temporary decline in value had not occurred as of December 31, 2001. We, therefore, did not adjust the carrying value of our investment at that date. Instead we recorded a write-down in value when we determined that an other-than-temporary decline occurred in both the first and second quarters of 2002. In our internal analysis, we reconsidered the information that was available at the time we originally issued our 2001 consolidated financial statements and determined that our prior assessment did not fully recognize the impact of certain restrictions on our ability to receive market value for our shares. Applying those factors, we determined the estimated fair value of the KPNQwest investment had remained below its carrying value for an extended period of time, indicating that there had been an other-than-temporary decline in value. Accordingly, we have recorded an adjustment in our restated consolidated financial statements to write-down the value of the KPNQwest investment at December 31, 2001. On the previously filed Form 10-Q for the three months ended March 31, 2002, we recorded $462 million in investment write-down and $131 million in other expense for a total of $593 in losses and impairment in investment in KPNQwest. We also determined that the $593 million losses and write-down previously recorded in the first quarter of 2002 should have been increased to $614 million. This resulted in an increase of $21 million to our pre-tax loss for the three months ended March 31, 2002.

Other

        We reduced our previously reported revenue by $26 million and increased our pre-tax loss by $30 million for the three months ended March 31, 2002 for other errors discovered as a result of our internal analysis. These adjustments have been aggregated in this presentation. The individual adjustments range from $100,000 to $12 million for revenues and from $100,000 to $15 million for pre-tax loss in the period presented and had an average impact of $5 million and $4 million, on revenue and pre-tax loss, respectively.

Cumulative effect of changes in accounting principles

        In our previously reported condensed consolidated financial statements for the quarter ended March 31, 2002, we disclosed that we were continuing to evaluate the impact of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and expected the range of impairment to be $20 billion to $30 billion. We have since completed our analysis. As a result, we have recorded a charge of $22.8 billion in our restated condensed consolidated financial statements for the effect of adopting SFAS No. 142. For further information, see Note 3—Goodwill and Other Intangible Assets.

Note 3: Goodwill and Other Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142 which requires companies to cease amortizing goodwill and intangible assets which have indefinite useful lives. SFAS No. 142 also requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption on January 1, 2002 and annually thereafter, or more often if events or circumstances warrant. Under SFAS No. 142, goodwill impairment may exist if the carrying value of the reporting unit to which it is allocated exceeds its estimated fair value.

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

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
Revenue	$237	$413
Costs and expenses:
Cost of services	79	148
Selling, general and administrative	20	48
Depreciation and amortization	—	13

Income from operations	138	204
Other expense	30	—

Income before income taxes	108	204
Income tax provision	42	79

Income from discontinued operations	$66	$125

        The following table presents the condensed balance sheets related to our discontinued operations, primarily our directory publishing business, as of the dates presented. Our previously reported December 31, 2002 consolidated financial statements have been adjusted to reflect changes in the business units which comprise our discontinued operations.

	March 31, 2003	December 31, 2002
	(Dollars in millions)
Current assets held for sale	$234	$261
Property, plant and equipment, net	27	65
Other assets	14	21

Total assets held for sale	$275	$347

Current portion of liabilities associated with discontinued operations	$171	$246
Other long-term liabilities	37	50

Total liabilities associated with discontinued operations	$208	$296

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

Subsequent Events—Discontinued Operations including Assets Held for Sale

        The sale of our directory publishing business in the remaining states of Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (the "Dex West business") was completed in September 2003. We received approximately $4.3 billion in gross sale proceeds related to the sale. We recognized a gain of $2.5 billion (net of $1.6 billion in income taxes) on the sale of the Dex West business.

Note 5: Investment in KPNQwest

        In April 1999, pre-Merger Qwest and KPN Telecom B.V. ("KPN") formed KPNQwest, a joint venture to create a pan-European Internet Protocol based fiber optic broadband network, linked to Qwest's network in North America, for data and multimedia services. Because we have never had the ability to designate a majority of the members of the supervisory board or to vote a majority of the voting securities, we accounted for our investment in KPNQwest using the equity method of accounting for all periods presented.

        On March 31, 2002, we evaluated our investment in KPNQwest and concluded that there had been a decline in fair value that was other than temporary and, accordingly, a loss of $614 million was recorded in March 2002 to write the carrying amount of our investment in KPNQwest down from its balance at that date to its estimated fair value.

Note 6: Borrowings

        Our borrowings, net of discounts and premiums, consisted of the following for the dates indicated:

	March 31, 2003	December 31, 2002
	(Dollars in millions)
Current borrowings:
Short-term notes	$750	$750
Current portion of credit facility	750	750
Current portion of long-term borrowings	1,040	1,201
Current portion of capital lease obligations and other	95	85

Total current borrowings	$2,635	$2,786

Long-term borrowings:
Long-term portion of credit facility	$1,250	$1,250
Long-term notes	18,342	18,438
Long-term capital lease obligations and other	58	66

Total long-term borrowings	$19,650	$19,754

        During the first quarter of 2003, we exchanged approximately 18 million shares of our common stock with an aggregate value of $65 million for $87 million face amount in Qwest Capital Funding ("QCF") notes. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.22 per share to $3.96 per share. As a result, we recorded $21 million of gain on debt extinguishment during the first quarter of 2003.

        We also exchanged $218 million of new Qwest Services Corporation ("QSC") notes (with an interest rate of 13.5%) for $305 million face amount of QCF notes (with interest rates ranging from 6.875% to 7.900%). These debt-for-debt exchanges were accounted for in accordance with the guidance in EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." On the date of the exchanges, the present value of the cash flows under the terms of the revised debt instruments were compared to the present value of the remaining cash flows under the original debt instruments. The cash flows were not considered "substantially" different to that of the exchanged debt; therefore, no gain was realized on the exchanges and the difference between the face amount of the new debt and the carrying amount of the exchanged debt of $82 million for the three months ended March 31, 2003 is being amortized as a credit to interest expense using the effective interest rate method over the life of the new debt.

Subsequent Events—Debt-Related Matters

        On June 9, 2003, we entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our current indebtedness. The floating rate tranche is non-prepayable for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as our other senior indebtedness. The net proceeds were used to refinance our debt due in 2003 and fund or refinance our investment in telecommunications assets. The floating rate tranche bears interest at London Interbank Offered Rates plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%. Also, in connection with this issuance, our obligation under the credit facility held by QSC ("QSC Credit Facility") was paid down by $429 million to a balance of $1.57 billion.

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

        Subsequent to March 31, 2003 and through December 3, 2003, we exchanged, through direct transactions, $367 million face amount of debt issued by QCF and Qwest Communications Corporation for $198 million in cash and for equity with an aggregate value of $137 million. We recorded a gain of $32 million related to these transactions. In addition, we exchanged $255 million face amount of debt issued by QCF (with rates ranging from 6.875% to 7.900%) for $188 million in new QSC notes (with rates ranging from 13% to 13.5%). No gain was realized on these exchanges.

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

Note 7: Restructuring and Merger-Related Charges

Restructuring and other charges

  2003 Restructuring

        During the three months ended March 31, 2003, we identified planned employee reductions in various functional areas. As a result, we established a severance reserve and recorded a charge to our condensed consolidated statement of operations of $12 million for severance benefits and employee-related matters pursuant to established severance policies associated with a reduction in the number of employees. We identified approximately 350 employees from various functional areas to be terminated as part of this reduction. During the three months ended March 31, 2003 no payments were made related to this restructuring.

        Other restructuring charges, primarily severance related payments, were $1 million for the three months ended March 31, 2003.

  2002 Restructuring

        During 2002, in response to shortfalls in employee reductions planned as part of the 2001 restructuring plan (as discussed below), and due to continued declines in our revenues and general economic conditions, we identified planned employee reductions in various functional areas and permanently abandoned a number of operating and administrative facilities. As a result, we established a restructuring reserve and recorded a charge to our consolidated statement of operations to cover the costs associated with these actions.

        An analysis of activity associated with our 2002 restructuring plan for the three months ended March 31, 2003 is as follows:

	January 1, 2003 Balance	2003 Provision	2003 Utilization	March 31, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$56	$—	$34	$22
Contractual settlements, legal contingencies and lease losses	108	—	4	104

Total	$164	$—	$38	$126

        During 2002, we identified approximately 4,500 employees from various functional areas to be terminated as part of this reduction. At March 31, 2003, 4,000 of the planned reductions had been accomplished and for the three months ended March 31, 2003, $34 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. We expect the remaining employee reductions to be completed by December 31, 2003.

        Also as part of the 2002 restructuring, we permanently abandoned 64 leased facilities and recorded a charge to restructuring and other charges in our consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. For the three months ended March 31, 2003 we utilized $4 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

  2001 Restructuring

        During the fourth quarter of 2001, a plan was approved to reduce then current employee levels, consolidate and sublease facilities and abandon certain capital projects and terminate certain operating leases. An analysis of activity associated with our 2001 plan for the three months ended March 31, 2003 is as follows:

	January 1, 2003 Balance	2003 Provision	2003 Utilization	March 31, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$16	$—	$—	$16
Contractual settlements and legal contingencies	59	—	9	50
Lease losses, net of sublease income	286	—	6	280

Total	$361	$—	$15	$346

        In 2001 we identified approximately 10,000 employees from various functional areas, to be terminated as part of an employee reduction and accrued a restructuring reserve for severance benefits for those employees. As of March 31, 2003 approximately 7,000 employees had been terminated.

        In 2002, in response to this shortfall in planned employee terminations, we reviewed our manpower complement in other functional areas and identified employees to be terminated as part of another staffing reduction. These planned reductions are discussed above in connection with our 2002 restructuring activities.

        Due to our staffing reduction and consolidation of our operations, we accrued a restructuring reserve associated with the expected termination of 40 operating lease agreements across the country. For the three months ended March 31, 2003, we utilized $9 million of the established reserve for payments associated with contract termination costs related to exiting these buildings.

        As a result of the slowing economy and the excess capacity that existed for web hosting we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified ten web hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. Certain of these leases are for terms of up to 20 years. As a result, in 2001, we established a restructuring reserve to cover the expected sublease losses. For the three months ended March 31, 2003, we utilized $6 million of the established reserve primarily for payments made on the web hosting center leases and contract termination costs.

Merger-related charges

        As of March 31, 2003 total Merger-related accruals of $22 million are included on our condensed consolidated balance sheet. These relate primarily to outstanding legal liabilities. As the matters identified as contractual settlements and legal contingencies are resolved, any amounts due will be paid and charged against our remaining accrual. Any differences between amounts accrued and actual payments made will be reflected in Merger-related charges in our condensed consolidated statement of operations for the period in which the difference is identified.

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

        The CODM of a business represents the highest level of management who is responsible for the overall allocation of resources within the business and assessment of the performance of the business. Our CODM is our Chief Executive Officer. Set forth below is revenue and operating expense information for the three months ended March 31, 2003 and 2002 for our three operating segments at March 31, 2003: wireline services, wireless services and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Until September 2003, we also operated a fourth segment, our directory publishing business, which as described in Note 4—Discontinued Operations including Assets Held for Sale, has been classified as discontinued operations in our condensed consolidated statements of operations and accordingly is not presented in our segment results below.

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

        Our wireline services segment includes revenues from the provision of voice services, access services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services, operator services, public telephone service, enhanced voice services and revenues from the sales of customer premises equipment ("CPE")), and long-distance voice services (such as IntraLATA and InterLATA long-distance services). Access services revenues are generated through our wholesale sales channel from switched-access service revenues (which are revenues generated principally from charges to interexchange carriers ("IXCs"), for use of our local network to connect their customers to their long-distance networks). An IXC is a telecommunications company that provides long-distance services to end-users by handling calls that are made from a phone exchange in one local access transport area ("LATA"), to an exchange in another LATA.

        Data and Internet services include data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode ("ATM") and related CPE) and Internet services (such as digital subscriber line, Dedicated Internet Access, virtual private network, Internet dial access, web hosting, professional services and related CPE). Revenues from optical capacity transactions are also included in revenues from data services as is revenue from the provision of wholesale billing services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC, which holds 10 Megahertz licenses to provide personal communications service ("PCS") in most markets in our local service area. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. For more information regarding this agreement see Note 12—Subsequent Events.

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

        Information for all periods has been conformed to our March 31, 2003 presentation, as described above. Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenues shown below for each segment are derived from transactions with external customers. Internally, we do not separately track the total assets of our wireline or other segments. As such, total asset information for the three segments shown below is not presented.

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
Operating revenues:
Wireline services	$3,462	$3,777
Wireless services	151	188
Other services	11	18

Total operating revenues	$3,624	$3,983

Operating expenses:
Wireline services	$1,861	$2,060
Wireless services	99	160
Other services	684	698

Total segment expenses	$2,644	$2,918

Segment income (loss):
Wireline services	$1,601	$1,717
Wireless services	52	28
Other services	(673)	(680)

Total segment income	$980	$1,065

Capital expenditures:
Wireline	$333	$698
Wireless	11	30
Other	86	449

Total capital expenditures	430	1,177
Non-cash investing activities	(1)	(6)

Total cash capital expenditures	$429	$1,171

        The following table reconciles segment income to net income (loss) for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
Segment income	$980	$1,065
Depreciation	(676)	(941)
Goodwill and other intangible assets amortization	(108)	(173)
Restructuring, and other charges	(13)	(31)
Total other expense—net	(379)	(1,084)
Income tax benefit	76	189
Income from discontinued operations, net of taxes	66	125
Cumulative effect of changes in accounting principles, net of taxes	206	(22,800)

Net income (loss)	$152	$(23,650)

        Set forth below is revenue information for the three months ended March 31, 2003 and 2002 for revenues derived from external customers for our products and services.

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
Operating revenues:
Local voice	$1,776	$1,921
Long-distance	453	563
Access	239	271

Total voice services	2,468	2,755
Data and Internet services	994	1,022

Total wireline segment revenues	3,462	3,777
Wireless segment revenues	151	188
Other services revenues	11	18

Total operating revenues	$3,624	$3,983

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

Note 9: Non-Cash Activities

        Supplemental disclosures of non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
Retirement of debt, net of stock issuance	$65	$9
Assets acquired through capital leases	1	6
Receipt of Qwest common stock in satisfaction of outstanding receivable	—	13

        During the three months ended March 31, 2003, we exchanged debt with a carrying value of $86 million that was issued by QCF. In exchange for the debt, we issued approximately 18 million shares of our common stock with a value of $65 million and recorded a $21 million gain on early retirement of debt.

        During the first quarter of 2002, we exchanged debt with a carrying value of $96 million that was issued by QCF. In exchange for the debt, we issued approximately 9.88 million shares of our treasury stock with a value of $87 million, and recorded a $9 million gain on early retirement of debt.

        During the first quarter of 2002, we received approximately 278,000 shares of our common stock valued at $13 million from BellSouth Corporation in partial satisfaction of a $16 million receivable outstanding at December 31, 2001.

Note 10: Other Comprehensive Income (Loss)

        Other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows:

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
Net income (loss)	$152	$(23,650)
Other comprehensive income (loss):
Net unrealized gains on available-for-sale marketable securities	—	38
Foreign currency translation losses	—	(7)
Income tax provision related to items of other comprehensive income	—	(13)

Comprehensive income (loss)	$152	$(23,632)

Note 11: Commitments and Contingencies

Subsequent Events—Commitments

        In September 2003, we terminated our services arrangements with Calpoint, LLC ("Calpoint") and another service provider and settled certain claims of the parties. We agreed to pay $174 million to terminate these arrangements. However, we will continue to make payments to a trustee related to the Calpoint arrangements for 75% of an unconditional purchase obligation, and as a result, we recorded a liability of $346 million. We also recorded a reduction in a pre-existing deferred credit of $127 million as a credit to cost of sales in connection with the termination of the Calpoint arrangements. Our third quarter 2003 condensed consolidated financial statements reflect a net $393 million charge related to these terminations.

        In July 2003, we entered into an information technology services agreement with International Business Machines Corporation ("IBM") under which IBM provides us data center operations and technical support services. The term of the agreement is 10 years. The agreement allows us to terminate at our convenience, but would require us to pay IBM termination fees ranging from $146 million in the first year of the contract to $38 million in the seventh year. We expect to pay IBM approximately $82 million in fees under this agreement in 2003 and approximately $212 million in 2004, although these amounts may vary depending on our actual usage of IBM's services and other factors.

Contingencies

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

        Also, as previously announced in July 2002 by the General Services Administration ("GSA"), the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. Recently, the Inspector General of the GSA referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We have been informed that the basis for the referral is last February's indictment against four former employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint filed the same day by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity in 2000. We are cooperating fully with the GSA and believe that we will remain a supplier of the government, although we cannot predict the outcome of this referral.

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

Regulatory matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other competitive local exchange carriers ("CLECs"). On October 21, 2002, the Minnesota Commission adopted in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under Section 252 of the 1996 Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeodUSA Incorporated ("McLeod") and Eschelon Telecom, Inc. ("Eschelon"), discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

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

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. On July 25, 2003, we entered into a settlement with the staff of the Arizona Corporation Commission to settle this and several other proceedings. The proposed settlement, which must be approved by the Arizona Commission, requires that we provide approximately $21 million in consideration in the form of a voluntary contribution to the Arizona State Treasury, contributions to certain organizations and/or infrastructure investments and refunds in the form of bill credits to CLECs. On December 1, 2003, an administrative law judge issued a recommended decision denying the proposed settlement. The judge also recommended final orders requiring us to pay approximately $11 million in penalties and to issue credits to CLECs for a 24-month period from October 2000 to September 2002 equal to 10% of all wholesale intrastate services performed by us. We plan to file exceptions to the recommended decisions with the full Arizona Commission. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. Colorado has also opened an investigation into these matters. On June 26, 2003, we received from the Federal Communications Commission ("FCC") a letter of inquiry seeking information about these matters. We submitted our initial response to this inquiry on July 31, 2003. The proceedings and investigations in New Mexico, Colorado, Washington and at the FCC could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states.

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

        On July 23, 2001, we filed a demand for arbitration against Citizens Communications Company ("Citizens") alleging that it breached Agreements for Purchase and Sale of Telephone Exchanges dated as of June 16, 1999, between Citizens and U S WEST Communications, Inc. with respect to the purchase and sale of exchanges in Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska and Wyoming. The demand for arbitration was filed after Citizens failed to close the exchange sales in violation of the terms of the related purchase agreements. Citizens, in turn, filed a demand for arbitration alleging counter claims against the Company in connection with the sale of those same exchanges, as well as exchanges located in North Dakota that the Company did sell to Citizens. We settled our dispute with Citizens in March 2003 for a net payment to us of $65,000.

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

Note 12: Subsequent Events

        In most cases, we have included subsequent events that arose after the balance sheet date of March 31, 2003 in the applicable footnotes. Some subsequent events that do not fall into the context of any of the above footnotes have been set forth in this Note 12.

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

        Since August 2001, we have been in several disputes with Touch America, Inc. ("Touch America") relating to, among other things, various billing, reimbursement and other commercial disputes and allegations by Touch America that we violated certain state and federal antitrust and other laws. Touch America and we recently agreed to resolve all of these matters in a settlement agreement that was approved by the United States Bankruptcy Court for the District of Delaware on November 13, 2003, and which became a final order on November 24, 2003. The settlement agreement, as approved by the Bankruptcy Court, provides for: (a) the mutual general release of claims, except for bills for services provided after September 1, 2003; (b) the termination of all proceedings pending before the FCC, and all litigation between Touch America and us; (c) Touch America's forgiveness of a $23 million obligation due from us to Touch America; (d) the adjustment to zero by Touch America and us of all accounts payable and receivable for services delivered from one to the other prior to September 1, 2003; (e) our forgiveness of a $10 million loan to Touch America under a debtor in possession financing agreement; (f) Touch America's agreement to continue to provide or contract for the provisioning of services currently provided to us; (g) our agreement to purchase certain fiber assets necessary to our in-region operations from Touch America for a total price of $8 million; (h) our agreement to purchase certain Frame/ATM assets and customers from Touch America; (i) our agreement to give Touch America $3 million in billing credits; and (j) Touch America's agreement to reject and abandon a lit fiber IRU Qwest sold to Touch America in 2000.

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

        We reached a settlement of these disputes with the carriers on November 12, 2003, which involved, among other things, an additional payment by us of $157.5 million, and in return, the carriers paid into trust $350 million. Of the $350 million, $150 million is available to reimburse us for defense costs or other losses incurred by us in connection with, among other matters, the investigations and securities and derivative actions described above. The remaining $200 million is set aside to cover our losses and the losses of current and former directors and officers and others who released the carriers in connection with the settlement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

Results of Operations

Restatement of Results

        This report on Form 10-Q contains our restated condensed consolidated financial statements for the three months ended March 31, 2002. We performed an analysis of our previously issued condensed consolidated financial statements for the three months ended March 31, 2002 and identified a number of errors. Our analysis also included the consolidated financial statements for the years ended December 31, 2001 and 2000 and the related interim periods, which periods are not included in this report.

        The nature of the errors and the restatement adjustments that we have made to our condensed consolidated financial statements for the three months ended March 31, 2002 are set forth in Note 2—Restatement of Results to our condensed consolidated financial statements on Item 1 of this report.

        The net impact of the restatement adjustments include the following:

(Dollars in millions, except per share amounts)	Three Months Ended March 31, 2002
Revenue	$27

Loss before income taxes, discontinued operations and cumulative effect of changes of accounting principle	(220)

Net loss	(152)

Loss per share	$(0.09)

        The restatements involve, among other matters, issues related to directory publishing, installation fees and equipment sales. In making these restatements, we performed an internal analysis of our accounting policies, practices, procedures and disclosures for the affected periods. Also, in certain of these transactions, once a determination to restate was made for one reason, we did not continue to pursue whether there were other reasons for restatement, such as questions concerning the fair market value or business purpose of one or more of these transactions.

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

        Our wireline segment includes revenues from the provision of voice services and data and Internet services. Voice services revenue consists of revenues from local voice services, long-distance voice services and access services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. Please note that we have slightly modified our presentation of wireline revenues as compared to the presentation in our Form 10-K for the year ended December 31, 2002, or our 2002 Form 10-K. Within each of the revenue categories described below, we now present the channel from which the revenue was received, from consumer, business or wholesale. Also, in this Form 10-Q, we present our wireline revenues on the basis of the following categories:

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

  •
  Data and Internet services. Data and Internet services revenue includes revenues from data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as digital subscriber line, or DSL, Dedicated Internet Access, or DIA, virtual private network, Internet dial access, web hosting, professional services and related CPE). Revenues from optical capacity transactions are also included in revenue from data and Internet services, as is revenue from the provision of wholesale billing services.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC, which holds 10 Megahertz licenses to provide personal communications service, or PCS, in most markets in our local service area. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned at our cost onto Sprint's network. We evaluated both the operational effects of this new wholesale wireless arrangement and the financial effects; and, due to the anticipated decrease in usage of our own wireless network, we recorded a charge related to an impairment of our wireless network of $230 million in the third quarter of 2003.

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

Wireline Trends

        In general, we expect to see a continued decline in wireline related revenues as a result of competition and a decrease in demand for access lines. Our competitors have accelerated their use of UNE-P to deliver wireline voice services. During 2003 and for the foreseeable future, the offering of UNE-P services has and will continue to cause downward pressure on our revenues and will result in incremental retail access line losses. In addition, access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for DIA lines and dial-up services. The loss of access lines will likely be exacerbated by a recent decision of the Federal Communications Commission, or FCC, requiring the portability of wireline phone numbers to wireless phones. We expect to partially offset these revenue losses by bundling our DSL, long-distance, wireless and video offerings to our customers.

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

        We expect to see a continuing decline in wholesale switched-access revenues due primarily to pricing changes and volume declines. Prices declined mainly due to state regulatory actions. Volumes also fell in 2002 and the first three months of 2003 due to UNE-P substitutions by interexchange carriers, competition from wireless and wireline providers and general declines in long-distance usage. We expect that switched-access revenues will continue to decline as a result of these pricing and volume impacts.

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

        In November 2003, we met certain FCC requirements that permitted us to begin providing InterLATA long-distance voice services and certain data and Internet services within our local service area using our own proprietary network assets. Prior to this date, we were allowed to provide these services in our local service area only as a reseller of telecommunications services. As a result, we expect that our costs of providing these services will decrease beginning in the fourth quarter of 2003.

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

Presentation

        The following analysis is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends of our business going forward. We have expanded the presentation of "Operating Revenues" from our 2002 Form 10-K by including revenue results for each of our customer channels: business, consumer and wholesale for the wireline segment. The segment discussions reflect the way we report financial information to our Chief Executive Officer.

Results of Operations

	Three Months Ended March 31,
	2003	2002	Increase/ (Decrease)%
		(As restated)
	(Dollars in millions, except per share amounts)
Operating revenues	$3,624	$3,983	$(359)	(9)%
Operating expenses, excluding goodwill and asset impairment charges	3,441	4,063	(622)	(15)%

Operating income (loss)	183	(80)	263	329%
Other expense—net	379	1,084	(705)	(65)%

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(196)	(1,164)	968	83%
Income tax benefit	76	189	(113)	(60)%

Loss from continuing operations	(120)	(975)	855	88%
Income from discontinued operations, net of tax	66	125	(59)	(47)%

Loss before cumulative effect of changes in accounting principles	(54)	(850)	796	94%
Cumulative effect of changes in accounting principles, net of tax	206	(22,800)	23,006	101%

Net income (loss)	$152	$(23,650)	$23,802	101%

Basic and diluted income (loss) per share:
Loss per share from continuing operations	$(0.07)	$(0.59)	$0.52	88%

Net income (loss) per share	$0.09	$(14.19)	$14.28	101%

Operating Revenue—Comparison of Three Months Ended March 31, 2003 and March 31, 2002

	Three Months Ended March 31, 2003
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$579	$1,020	$177	$1,776
Long-distance	205	63	185	453
Access and other	20	24	195	239

Total voice services	804	1,107	557	2,468
Data and Internet services	579	58	357	994

Total wireline segment revenues	$1,383	$1,165	$914	$3,462

Wireless segment revenues				151
Other services				11

Total operating revenues				$3,624

	Three Months Ended March 31, 2002 (As restated)
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$628	$1,077	$216	$1,921
Long-distance	198	100	265	563
Access and other	17	15	239	271

Total voice services	843	1,192	720	2,755
Data and Internet services	567	58	397	1,022

Total wireline segment revenues	$1,410	$1,250	$1,117	$3,777

Wireless segment revenues				188
Other services				18

Total operating revenues				$3,983

	Increase (Decrease)
	Business	Consumer	Wholesale	Total	%
	(Dollars in millions)
Operating revenue changes
Local voice	$(49)	$(57)	$(39)	$(145)	(8)%
Long-distance	7	(37)	(80)	(110)	(20)%
Access and other	3	9	(44)	(32)	(12)%

Total voice services	(39)	(85)	(163)	(287)	(10)%
Data and Internet services	12	—	(40)	(28)	(3)%

Total wireline segment revenues	$(27)	$(85)	$(203)	$(315)	(8)%

Wireless segment revenues				(37)	(20)%
Other services				(7)	(39)%

Total operating revenues				$(359)	(9)%

Total Operating Revenues

        Total operating revenues decreased $359 million, or 9%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due to voice services revenue declines (driven primarily by access line reductions and the de-emphasis of certain long-distance services) and wireless revenue declines (driven primarily by a reduction in the number of subscribers).

Voice Services

        Voice services revenues decreased $287 million, or 10%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The voice services decrease was the result of decreases in local voice services revenues and long-distance services revenues, as described in more detail below.

        For the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, local voice revenues declined $145 million, or 8%. Consumer local voice services declined $57 million primarily because of the loss of 647,000 access lines, or a 6% decrease, between March 31, 2002 and March 31, 2003, and the corresponding decline in usage of certain calling features. Business local voice services revenue declined $49 million which was caused primarily by access line losses of 215,000 and mandated regulatory rate declines. The access line losses were driven by weak demand in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition in both the business and consumer markets from both facility and non facility-based providers such as cable companies providing telephony services, CLECs and other telecommunications providers reselling our services. The wholesale local voice services decline of $39 million was associated with reductions in demand for services such as operator services and collocation, partially offset by increases in UNE-P revenue. The wholesale declines were primarily driven by the soft telecommunications market.

        For the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, long-distance voice revenues declined $110 million, or 20%. Throughout 2003 and 2002, we evaluated specific long-distance products sold outside of our local service area. Based upon this evaluation, we de-emphasized and stopped promoting certain products including InterLATA long-distance in the consumer, business and wholesale markets and consumer and business IntraLATA long-distance. In addition, we also experienced lower long-distance pricing due to competitive pressures and a shift in the product mix in all three customer channels. These factors combined to reduce wholesale long-distance revenues by $80 million and consumer long-distance revenues by $37 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

        Access services and other revenues decreased $32 million, or 12%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Pricing declines occurred due to regulatory actions. Volumes also fell in 2002 and the first three months of 2003 due to general declines in long-distance usage and UNE-P substitution.

Data and Internet services

        Data and Internet services and other revenues decreased $28 million, or 3%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Business data and Internet services revenues increased $12 million primarily due to increases in private line, ISDN and dial services revenues. Wholesale data and Internet services revenues declined $40 million due to lower data revenues primarily as the result of regulatory pricing actions and the bankruptcy of large customers such as Touch America, Inc. and MCI.

Wireless

        Wireless services revenues decreased $37 million, or 20%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease is due to our strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with intense industry competition resulting in a reduction in the number of customers of 126,000, or 11%, between March 31, 2003 and March 31, 2002.

Operating Expenses

        The following table provides further detail of our operating expenses for the periods as specified:

	Three Months Ended March 31,
	2003	2002	Decrease	%
		(As restated)
	(Dollars in millions)
Operating expenses:
Cost of sales	$1,438	$1,469	$(31)	(2)%
Selling, general and administrative ("SG&A")	1,206	1,449	(243)	(17)%
Depreciation	676	941	(265)	(28)%
Other intangible assets amortization	108	173	(65)	(38)%
Restructuring and other charges	13	31	(18)	(58)%

Total operating expenses	$3,441	$4,063	$(622)	(15)%

Cost of Sales

        The following table shows a breakdown of cost of sales by major component for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	Increase/ (Decrease)%
		(As restated)
	(Dollars in millions)
Employee and service-related costs	$480	$494	$(14)	(3)%
Facility costs	712	688	24	3%
Network costs	84	101	(17)	(17)%
Non-employee related costs	162	186	(24)	(13)%

Total cost of sales	$1,438	$1,469	$(31)	(2)%

Cost of Sales

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

        Total cost of sales decreased $31 million, or 2%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Cost of sales declined due to lower sales volumes, which are discussed below.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime and third-party customer service decreased $14 million, or 3%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease is primarily due to lower salaries and wages due to lower staffing requirements.

        Facility costs increased $24 million, or 3%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Facility costs increased primarily as the result of higher costs associated with the Calpoint LLC relationship, which is more fully described in Note 3—Restatement of Results in our 2002 Form 10-K, partially offset by lower long-distance volumes.

        Our network costs decreased $17 million, or 17%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. We reduced our reliance on third-party contractors to provide network maintenance services by shifting this work to our employees.

        Non-employee related costs decreased $24 million, or 13%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease is attributable to decreased CPE costs associated with lower CPE volumes, enhanced inventory management and lower external commissions.

        Cost of sales, as a percentage of revenue, was 40% for the three months ended March 31, 2003 compared to 37% for the three months ended March 31, 2002. The percentage increase is primarily due to revenue declines associated with product mix shifts and pricing declines.

Selling, General and Administrative Expense (SG&A)

        The following table shows a breakdown of SG&A by major component for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	Decrease	%
		(As restated)
	(Dollars in millions)
Employee and service-related costs	$641	$716	$(75)	(10)%
Property and other taxes	126	187	(61)	(33)%
Bad debt	100	107	(7)	(7)%
Non-employee related costs	339	439	(100)	(23)%

Total SG&A	$1,206	$1,449	$(243)	(17)%

SG&A

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, employee benefits, sales commissions, rent for administrative space, marketing and advertising, professional service fees and computer systems support.

        SG&A, as a percentage of revenue, was 33% for the three months ended March 31, 2003 as compared to 36% for the three months ended March 31, 2002. Total SG&A decreased $243 million, or 17%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease relates primarily to lower staffing requirements, lower professional fees associated with re-entering the InterLATA long-distance market and lower property taxes resulting from lower property tax estimates, and increased sales tax estimates for the three months ended March 31, 2002.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing and customer service costs), decreased $75 million, or 10%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. A decrease in professional fees of $124 million was primarily due to lower costs associated with re-entering the InterLATA long-distance market, reduced payments to third-party service providers as we re-incorporated certain previously outsourced customer service functions in the wireless services segment and lower volumes in the wireless segment. Employee costs also decreased by $30 million due to lower staffing and lower commission payments. Partially offsetting these decreases was an increase of $79 million due to the combination of increased incentive compensation costs and a decrease in our net pension credit.

        Property and other taxes decreased $61 million, or 33%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Reduced property and other taxes resulted from changes in property tax estimates, and increased sales tax estimates for the three months ended March 31, 2002.

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, decreased $100 million, or 23%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease was driven by lower marketing, advertising, software and real estate expenses partially offset by a shift of information technology resources to maintenance activities from those that were eligible for capitalization.

Combined Pension and Post-Retirement Benefits

        Our results include post-retirement benefit expenses, net of pension credits, of $57 million in the first quarter of 2003 ($35 million after-tax or $0.02 per diluted share) and a pension credit, net of post-retirement benefit expenses, of $16 million in the first quarter of 2002 ($10 million after-tax or $0.01 per diluted share). Absent these expenses or credits, our net loss in the applicable period would have been higher or lower by these amounts. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated partially to cost of sales and the remaining balance to SG&A.

        The change to a net benefit expense in the three months ended March 31, 2003 from a net pension credit in the three months ended March 31, 2002 is primarily due to decreased return on investments in the benefit trusts and increased medical costs for plan participants.

Depreciation

        Depreciation expense for the three months ended March 31, 2003 decreased by $265 million, or 28%, compared to the three months ended March 31, 2002. The decrease was primarily the result of the $10.5 billion impairment charge we recorded as of June 30, 2002 and the resulting decrease in the depreciable basis of our fixed assets as discussed below.

Goodwill and Other Intangible Assets Amortization

        Amortization expense for the three months ended March 31, 2003 decreased by $65 million, or 38%, compared to the same period of 2002. The decrease was primarily the result of the charge we recorded as of June 30, 2002 related to the impairment of our assets, which included an impairment charge of approximately $1.2 billion to other intangible assets with finite lives, reducing their amortizable basis by that amount.

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

Asset Impairment Charges

Recent Developments—asset impairments

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

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, we compared gross undiscounted cash flow projections to the carrying value of the long-lived wireless network assets and determined that certain asset groups were not expected to be recovered through future projected cash flows. For those asset groups that were not recoverable, we then estimated the fair value using prices for similar assets. Cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by a total of $230 million.

Restructuring and Other Charges

        A summary of restructuring and other charges, which includes the reversal of Merger-related reserves in 2002, recorded to our condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
2003 restructuring reserve	$12	$—
2001 restructuring plan additional provisions	—	61
Merger reserve additional charges (reversals)	—	(30)
Other restructuring related charges	1	—

Total restructuring, Merger-related and other charges	$13	$31

2003 Restructuring

        During the three months ended March 31, 2003, we recorded a charge of $12 million for severance benefits and employee-related matters pursuant to established severance policies associated with a reduction in the number of employees. We identified approximately 350 employees from various functional areas to be separated from Qwest as part of this reduction.

2001 Restructuring Plans

        During the fourth quarter of 2001, in order to streamline our business and consolidate operations in response to lower customer demand resulting from a decline in economic conditions, we implemented plans to reduce the number of employees, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases. We incurred restructuring and other charges totaling $61 million for the three months ended March 31, 2002.

        A number of our web hosting centers were leased from third parties through synthetic lease arrangements as discussed in Note 7—Restructuring and Merger-Related Charges to our condensed consolidated financial statements in Item 1 of this report. In March 2002, we exercised our option under synthetic lease facilities through which the web hosting centers were financed and purchased the buildings. We paid $254 million to acquire the buildings pursuant to these options. We assessed the fair value of the buildings based on other comparable market activity and determined the guaranteed residual value under the synthetic lease facilities exceeded the fair value by $94 million. Consequently, during the three months ended March 31, 2002, we recorded a charge of $61 million to increase the estimated costs of exiting these facilities, net of expected sublease loss recorded in 2001.

Merger-Related Charges

        We considered those costs that were incremental and directly related to the June 30, 2000 acquisition of U S WEST, Inc., or the Merger, to be "Merger-related". During the three months ended March 31, 2002, we reversed $30 million of the Merger-related accrual. The reversal resulted from favorable developments in the matters underlying contractual settlements and legal contingencies. As of March 31, 2003 total Merger-related accruals of $22 million are included on our condensed consolidated balance sheet. These relate primarily to outstanding legal contingencies. As the matters identified as contract settlement and general legal contingencies are resolved, any amounts due will be paid and charged against our remaining accrual. Any differences between amounts accrued and actual payments made will be reflected in Merger-related charges included in restructuring and other charges in our condensed consolidated statement of operations for the period in which the difference is identified.

Total Other Expense—Net

        Other expense—net includes interest expense, net of capitalized interest; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; our share of the investee's income or losses and impairment of investments accounted for under the equity method of accounting and interest income.

	Three Months Ended March 31,
	2003	2002	Change	%
		(As restated)
	(Dollars in millions)
Interest expense—net	$440	$424	$16	4%
Losses and impairment of investment in KPNQwest	—	614	(614)	(100)%
Loss on sale of investments and other investment write-downs	6	69	(63)	(91)%
Gain on early retirement of debt	(21)	(9)	(12)	(133)%
Other income—net	(46)	(14)	(32)	(229)%

Total other expense—net	$379	$1,084	$(705)	(65)%

        Interest expense—net.    Interest expense—net, was $440 million for the three months ended March 31, 2003, compared to $424 million for the three months ended March 31, 2002. Interest bearing total debt decreased approximately $4.3 billion from March 31, 2002 to March 31, 2003, however, interest expense increased slightly due to higher interest rates on our debt.

        Losses and impairment of investment in KPNQwest.    On March 31, 2002, we evaluated our investment in KPNQwest and concluded that there had been a decline in fair value that was other than temporary. Factors considered in reaching our conclusion that the decline was other than temporary included, among others, a decline in the price of KPNQwest's publicly traded stock and the period of time over which such price had been below the carrying value of our investment, and the continued deterioration of the European telecommunications sector experienced during the first quarter of 2002, including a number of bankruptcies, making the near-term prospects of a recovery of KPNQwest's stock less certain at March 31, 2002.

        As a result of that evaluation, we determined that an other-than-temporary decline in fair value had occurred and, accordingly, an impairment loss of $614 million was recorded in March 2002 to write the carrying amount of our investment in KPNQwest down from its balance at that date to the estimated fair value of $530 million.

        Gain on early retirement of debt.    For the three months ended March 31, 2003, we exchanged $87 million face amount of debt for common stock with an aggregate value of $65 million resulting in a gain of $21 million.

        Other income—net.    Included in other income for the three months ended March 31, 2003 is a gain of $37 million related to the early termination of an indefeasible rights of use, or IRU, arrangement with a customer. Under this arrangement, we received cash upfront and we were recognizing revenue over the multi-year term of the related agreement. The customer elected to terminate the agreement prior to its contractual end and, because we had no continuing obligations, we recognized the remaining portion of the deferred revenue as of the termination date.

Income Tax Benefit

        Our continuing operations effective income tax benefit rate was 38.8% for the three months ended March 31, 2003, compared to 16.3% for the same period in 2002. For the first quarter of 2002, our effective benefit rate was reduced as a result of a non-deductible charge related to the impairment of our investment in KPNQwest.

Income from Discontinued Operations—Net of Tax

        Income from discontinued operations for the three months ended March 31, 2003 decreased to $66 million, from $125 million for the same period ended in 2002. This decrease was primarily the result of the completion of the sale of the Dex East business in the fourth quarter of 2002. Income from discontinued operations for the three months ended March 31, 2002 includes the revenue from the Dex East portion of our directory publishing business while the income from discontinued operations for the three months ended March 31, 2003 does not.

Segment Results

        Set forth below is revenue and operating expense information for the three months ended March 31, 2003 and 2002 for our three operating segments at March 31, 2003: wireline, wireless and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Until September 2003, we also operated a fourth segment, our directory publishing business, which as described in Note 4—Discontinued Operations including Assets Held for Sale to our condensed consolidated financial statements in Item 1 of this report, has been classified as discontinued operations in our condensed consolidated statements of operations in Item 1 of this report and accordingly is not presented in our segment results below.

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

	Three Months Ended March 31,
	2003	2002	Increase/(Decrease)%
		(As restated)
	(Dollars in millions)
Operating revenues:
Wireline services	$3,462	$3,777	$(315)	(8)%
Wireless services	151	188	(37)	(20)%
Other services	11	18	(7)	(39)%

Total operating revenues	$3,624	$3,983	$(359)	(9)%

Operating expenses:
Wireline services	$1,861	$2,060	$(199)	(10)%
Wireless services	99	160	(61)	(38)%
Other services	684	698	(14)	(2)%

Total operating expense	$2,644	$2,918	$(274)	(9)%

Segment income (loss):
Wireline services	$1,601	$1,717	$(116)	(7)%
Wireless services	52	28	24	86%
Other services	(673)	(680)	7	1%

Total segment income	$980	$1,065	$(85)	(8)%

Wireline

Wireline Revenues

        For a discussion of wireline revenues please see Results of Operations—Operating Revenue—Wireline above. Since it is expected to continue to be by far the largest component of our business, this segment will continue to be our primary focus going forward.

Wireline Expenses

        The following table sets forth additional expense information as to the composition of wireline expenses for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	Increase/ (Decrease)%
		(As restated)
	(Dollars in millions)
Employee and service-related costs	$758	$878	$(120)	(14)%
Facility costs	712	688	24	3%
Network expenses	58	64	(6)	(9)%
Bad debt	79	80	(1)	(1)%
Non-employee related costs	254	350	(96)	(27)%

Total wireline operating expense	$1,861	$2,060	$(199)	(10)%

Wireline Expenses

        Segment operating expenses for the wireline services segment decreased $199 million, or 10%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and overtime, declined $120 million, or 14%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease is attributable to lower professional fees of $74 million due to lower costs associated with reduced payments to third-party service providers as we re-incorporated certain previously outsourced activities and lower salaries and wages of $64 million related to staffing reductions totaling approximately 6,600 employees.

        Facility costs increased $24 million, or 3%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Facility costs increased primarily as a result of higher costs associated with the Calpoint relationship, partially offset by lower long-distance volumes.

        Non-employee related costs, such as network real estate, cost of sales for CPE and reciprocal compensation payments, decreased $96 million, or 27%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease is attributable to lower marketing and advertising, CPE costs associated with lower CPE volumes and enhanced inventory management and lower external commissions associated with lower revenues.

Wireless

Wireless Revenues

        For a discussion of wireless revenues please see Results of Operations—Operating Revenue—Wireless above.

Wireless Expenses

        The following table sets forth additional expense information as to the composition of wireless expenses for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	Decrease	%
		(As restated)
	(Dollars in millions)
Employee and service-related costs	$31	$67	$(36)	(54)%
Network expenses	29	37	(8)	(22)%
Bad debt	21	27	(6)	(22)%
Non-employee related costs	18	29	(11)	(38)%

Total wireless operating expense	$99	$160	$(61)	(38)%

Wireless Expenses

        Wireless services expenses declined $61 million, or 38%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime, telemarketing and customer service costs, decreased $36 million, or 54%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease primarily relates to reduced third-party telemarketing and customer care costs, commissions and marketing and advertising costs.

        Non-employee related costs, such as real estate and marketing and advertising, decreased $11 million, or 38%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease primarily relates to lower marketing and advertising costs associated with our strategic decision to de-emphasize the sale of wireless services on a stand-alone basis.

Other Services

Other Services Expenses

        As previously noted, the other services segment includes unallocated corporate expenses for functions such as finance, information technology, legal, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information as to the composition of other services expenses for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002	Increase/(Decrease)%
		(As restated)
	(Dollars in millions)
Employee and service-related costs	$332	$264	$68	26%
Real estate costs	102	111	(9)	(8)%
Property taxes	125	186	(61)	(33)%
Non-employee related costs	125	137	(12)	(9)%

Total other services expenses	$684	$698	$(14)	(2)%

Other Services Expenses

        Segment operating expenses for the other services segment decreased $14 million, or 2%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

        Employee and service-related costs, such as salaries and wages, benefits and overtime, increased $68 million, or 26%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The increase is primarily due to increased incentive compensation costs and a reduction in the net pension credit as discussed in Combined Pension and Post-Retirement Benefits. The increases were offset by decreased professional fees due to lower costs related to re-entry into the long-distance market.

        Property and other taxes decreased $61 million, or 33%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Reduced property and other taxes are a result of changes in property tax estimates, and increased sales tax estimates for the quarter ended March 31, 2002.

        Non-employee related costs decreased $12 million, or 9%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease is primarily due to lower software purchases and reduced marketing and advertising expenses offset by a shift of information technology resources to maintenance activities from those that were eligible for capitalization.

Liquidity and Capital Resources

Financial Position

        Our working capital deficit, or current assets less current liabilities, decreased $87 million to $400 million at March 31, 2003 from $487 million at December 31, 2002, primarily due to our decision to spend less of our cash from operations on capital expenditures.

        As of September 30, 2003, March 31, 2003 and December 31, 2002, our consolidated debt was $21.27 billion, $22.29 billion and $22.54 billion, respectively. In addition, our unrestricted cash balances were approximately $6.1 billion, $2.6 billion and $2.3 billion, as of the same dates. We expect to use our cash primarily to invest in telecommunications assets and/or to redeem indebtedness. To preserve capital and maintain liquidity, we invest with financial institutions deemed to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular investment. Recently, we have taken the following measures to improve our near-term liquidity and our capital structure and generally reduce financial risk:

  •
  amended and restated our credit facility in order to (a) lengthen the maturity, (b) obtain more flexible covenants and (c) achieve a more favorable amortization schedule;

  •
  sold the Dex directory publishing business, which generated gross cash proceeds of $7.05 billion (phase one closed November 2002 for $2.75 billion and phase two closed September 2003 for $4.3 billion);

  •
  reduced capital investment and continued to manage working capital;

  •
  refinanced (in June 2003) our debt due in 2003 with debt that has maturities in 2007 and 2010; and

  •
  commenced a tender offer on November 19, 2003 for up to $2.25 billion in aggregate principal amount of our debt securities.

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

        Operating Activities.    We generated cash from operating activities of $837 million and $571 million for the three months ended March 31, 2003 and 2002, respectively or an increase of $266 million. For the three months ended March 31, 2003, cash from operating activities was positively affected by an increase of $167 million in accounts receivable. Offsetting this increase was a decrease in revenues of $359 million for the three months ended March 31, 2002 as compared to the revenues for the three months ended March 31, 2002. For the three months ended March 31, 2002, cash from operating activities were negatively affected by a decrease in accounts payable of $242 million and a decrease in restructuring and Merger-related reserves of $174 million.

        Bad debt remained relatively flat as a percentage of revenue at 2.8% for the three months ended March 31, 2003 compared to 2.7% for the three months ended March 31, 2002. In response to the continued economic downturn, we tightened our credit policies and improved our collections procedures in order to keep bad debts as low as possible.

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

        Investing Activities.    Cash used in investing activities was $436 million and $1.196 billion for the three months ended March 31, 2003 and 2002, respectively. Cash used in investing activities for the three months ended March 31, 2003 decreased $760 million compared to the same period ended 2002 primarily as a result of a $742 million decrease in capital expenditures in 2003. The decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and reduced customer demand.

        Capital expenditures by segment are as follows:

	Three Months Ended March 31,
	2003	2002
		(As restated)
	(Dollars in millions)
Wireline	$333	$698
Wireless	11	30
Other	86	449

Total capital expenditures	430	1,177
Non-cash investing activities	(1)	(6)

Total cash capital expenditures	$429	$1,171

        Capital Expenditure Forecast.    Our current capital expenditure forecast for 2003 is estimated to be less than $2.5 billion with the majority being used in our wireline segment.

        Financing Activities.    Cash (used) provided by financing activities was ($178) million for the three months ended March 31, 2003 as compared to $1.603 billion for the same period ended 2002. As of March 31, 2003, we had no unused credit capacity available to us under the Qwest Services Corporation, or QSC, credit facility, or QSC Credit Facility. At March 31, 2003 we were in compliance with all provisions or covenants of our borrowings. Under the QSC Credit Facility, we have obtained a waiver for non-compliance to provide certain quarterly financial information to the lenders. The waiver extended the compliance date for the first and second quarter financial information for 2003 to December 31, 2003.

Financing Activities for the Three Months Ended March 31, 2003

        For the three months ended March 31, 2003, we exchanged approximately 18 million shares of our common stock with an aggregate value of $65 million for $87 million face amount in Qwest Capital Funding, or QCF, notes and recorded a $21 million gain on the debt extinguishment. We also exchanged $218 million of new QSC notes (with an interest rate of 13.5%) for $305 million face amount of QCF notes (with rates ranging from 6.875% to 7.900%). See Note 6—Borrowings to our condensed consolidated financial statements in Item 1 of this report for a discussion of our exchange transactions.

Payment Obligations and Contingencies

        Recent Developments Impacting Our Commitments.    In September 2003, we terminated our services arrangements with Calpoint and another vendor that effectively eliminated our services arrangements and settled certain claims of the parties. We agreed to pay $174 million to terminate these arrangements. However, we will continue to make payments to a trustee related to the Calpoint arrangements for 75% of the unconditional purchase obligation. This obligation will be paid to the trustee ratably through 2006. In connection with these transactions, our third quarter 2003 condensed consolidated financial statements reflect a liability of $346 million and a pretax charge of $393 million. In addition, we expect to realize a cash savings of approximately $118 million in 2004 as a result of these restructurings and additional cash savings through 2006.

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

        Letters of Credit and Guarantees.    At March 31, 2003, we had letters of credit of approximately $66 million and guarantees of approximately $2 million.

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

Recent Developments Impacting Liquidity and Capital Resources

        The following describes developments impacting our liquidity and capital resources from March 31, 2003 through the date of the filing of this report.

        On June 9, 2003, we entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our current indebtedness. The floating rate tranche is non-prepayable for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as our other senior indebtedness. The net proceeds were used to refinance our debt due in 2003 and fund or refinance our investment in telecommunications assets.

        The floating rate tranche bears interest at London Interbank Offered Rates, or LIBOR plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%. Also, in connection with this issuance, we reduced our obligation under the QSC Credit Facility by $429 million to $1.57 billion.

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

        Subsequent to March 31, 2003 and through December 3, 2003, we exchanged, through direct transactions, $367 million face amount of debt issued by QCF and Qwest Communications Corporation for $198 million in cash and for equity with an aggregate value of $137 million. We recorded a gain of $32 million related to these transactions. In addition, we exchanged $255 million face amount of debt issued by QCF (with rates ranging from 6.875% to 7.900%) for $188 million in new QSC notes (with rates ranging from 13% to 13.5%). No gain was realized on these exchanges.

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

        As of March 31, 2003 and at December 31, 2002, approximately $2.2 billion at each date of floating-rate debt was exposed to changes in interest rates. This exposure is linked to LIBOR. A hypothetical increase of one-percentage point in LIBOR rates would increase annual pre-tax interest expense by $22 million. As of March 31, 2003 and December 31, 2002, we also had approximately $1.04 billion and $1.2 billion, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $19.1 and $19.0 billion of long-term fixed rate debt at March 31, 2003 and at December 31, 2002, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of $0.9 billion and $0.7 billion at March 31, 2003 and December 31, 2002, respectively. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of $1.0 billion and $0.8 billion as of March 31, 2003 and December 31, 2002, respectively.

        As of March 31, 2003, Qwest had $2.6 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these accounts.

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

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below under "Risk Factors". These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information contained in this document is a statement of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

RISK FACTORS

Risks Affecting Our Business

Continued downturn in the economy in our local service area could affect our operating results.

        Our operations in our local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming, from which we derive a substantial portion of our revenues, have been impacted by the continued weakness in that region's economy. Because customers have less discretionary income, demand for second lines or additional services has declined. This economic downturn in our local service area has also led to an increased customer disconnection rate. In addition, several of the companies with which we do business appear to be in financial difficulty or have filed for bankruptcy protection. Some of these have requested renegotiation of long-term agreements with us because of their financial circumstances and because they believe the terms of these agreements are no longer appropriate for their needs. Our revenues have been and are likely to continue to be adversely affected by the loss or reduction of business with many of our customers as a result of this downturn and our continued efforts to accommodate our customers' needs in this changing business environment.

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

        In order to successfully compete, we believe we need to be able to offer a ubiquitous long-distance service utilizing our proprietary telecommunications network assets. Even though various InterLATA restrictions on our long-distance operations have now been eliminated, until recently our long-distance operations were subject to various regulatory constraints. For example, we were restricted from fully utilizing our proprietary telecommunications assets in the provision of InterLATA services in our local service area until we completed additional steps required by the FCC. Although these restrictions are generally no longer applicable, the roll-out of many of our products and services within our local service area has been delayed, which has placed us at a competitive disadvantage in capturing market share.

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

  •
  sold the Dex directory publishing business, which generated gross cash proceeds of $7.05 billion (phase one closed November 2002 for $2.75 billion and phase two closed September 2003 for $4.3 billion);

  •
  reduced capital investment and continued to manage working capital;

  •
  refinanced (in June 2003) our debt due in 2003 with debt that has maturities in 2007 and 2010; and

  •
  commenced a tender offer on November 19, 2003 for up to $2.25 billion in aggregate principal amount of our debt securities.

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

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2002 Form 10-K filed on October 16, 2003, describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our condensed consolidated financial statements and related disclosures.

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

        While we believe we have adequately provided for taxes associated with these restatements, risks and contingencies, tax audits and examinations may result in liabilities that differ materially from those we have recorded in our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, although our disclosure controls and procedures are designed to provide reasonable assurance of achieving their effectiveness, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended March 31, 2003, we issued approximately 18 million shares of our common stock out of treasury that were not registered under the Securities Act of 1933, as amended, in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for approximately $87 million in face amount of debt issued QCF, a wholly owned subsidiary and guaranteed by Qwest. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.22 per share to $3.96 per share. No underwriters or underwriting discounts or commissions were involved.

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
(10.10)	Common Stock Purchase Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999).
(10.11)	Securities Purchase Agreement, dated January 16, 2001, with BellSouth Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).
(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8- K/A, dated June 26, 1998, File No. 1-14087).
(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 1-14087).
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
(10.44)
Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Form 10-Q for the quarter ended September 30, 2003).
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

  (b)
  Reports on Form 8-K:

        We filed the following reports on Form 8-K during the first quarter of 2003:

  1.
  On January 10, 2003, we filed a report on Form 8-K that included as exhibits an indenture and registration rights agreement entered into in connection with a private debt exchange offer by us and our subsidiary, Qwest Services Corporation.

  2.
  On February 13, 2003, we filed a report on Form 8-K announcing additional results of our internal review of our 2001 and 2000 financial statements and the estimated impact of the total financial restatement for those years.

  3.
  On February 20, 2003, we filed a report on Form 8-K announcing our financial results for the fourth quarter and full year of 2002. Included as exhibits to the Form 8-K were the following financial statements: condensed consolidated statements of operations for the three and 12 months ended December 31, 2002—as reported and as normalized; condensed consolidated balance sheets as of December 31, 2002 and 2001; condensed consolidated statements of cash flows for the 12 months ended December 31, 2002 and 2001; and certain selected consolidated financial data. The financial statements and financial data included in this Form 8-K have been superceded by the consolidated financial statements included in our 2002 Form 10-K filed on October 16, 2003.

  4.
  On February 21, 2003, we filed a report on Form 8-K announcing that, at a meeting that day with certain of our subsidiaries' bondholders, Oren G. Shaffer, our Vice Chairman and CFO, would provide certain clarifying comments regarding our February 19th earnings call.

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

December 4, 2003