Form 10-Q
period 2003-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2003-12-04
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
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
Condensed Consolidated Statements of Operations—Three and six months ended June 30, 2003 and 2002 (unaudited)
Condensed Consolidated Balance Sheets—June 30, 2003 (unaudited) and December 31, 2002
Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2003 and 2002 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
2.	Changes in Securities and Use of Proceeds
6.	Exhibits and Reports on Form 8-K
Signature Page

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total operating revenues	$3,596	$3,911	$7,220	$7,894
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	1,449	1,598	2,887	3,067
Selling, general and administrative	1,164	1,466	2,370	2,915
Depreciation	677	940	1,353	1,881
Other intangible assets amortization	112	192	220	365
Goodwill impairment charge	—	8,483	—	8,483
Asset impairment charges	—	10,499	—	10,499
Restructuring and other charges (credits)	17	(5)	30	26

Total operating expenses	3,419	23,173	6,860	27,236

Operating income (loss)	177	(19,262)	360	(19,342)

Other expense (income):
Interest expense—net	444	450	884	874
Losses and impairment of investment in KPNQwest	—	576	—	1,190
Loss on sale of investments and other investment write-downs	3	6	9	75
Gain on early retirement of debt	(8)	—	(29)	(9)
Other (income) expense—net	(58)	20	(104)	6

Total other expense—net	381	1,052	760	2,136

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(204)	(20,314)	(400)	(21,478)
Income tax benefit	79	2,856	155	3,045

Loss from continuing operations	(125)	(17,458)	(245)	(18,433)
Discontinued operations:
Income from discontinued operations, net of taxes of $34, $17, $76 and $96, respectively	61	28	127	153

Loss before cumulative effect of changes in accounting principles	(64)	(17,430)	(118)	(18,280)
Cumulative effect of changes in accounting principles, net of taxes of $0, $0, $131 and $0, respectively	—	—	206	(22,800)

Net (loss) income	$(64)	$(17,430)	$88	$(41,080)

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.07)	$(10.41)	$(0.14)	$(11.02)
Discontinued operations	0.03	0.02	0.07	0.09

Loss before cumulative effect of changes in accounting principles	(0.04)	(10.39)	(0.07)	(10.93)
Cumulative effect of changes in accounting principles, net of taxes	—	—	0.12	(13.64)

Basic and diluted (loss) income per share	$(0.04)	$(10.39)	$0.05	$(24.57)

Basic and diluted weighted average shares outstanding	1,733,922	1,677,796	1,720,379	1,672,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,761	$2,253
Restricted cash	12	26
Accounts receivable—net	2,048	2,327
Inventories	75	68
Deferred income taxes	867	898
Prepaid and other assets	444	489
Assets held for sale	266	347

Total current assets	6,473	6,408
Property, plant and equipment—net	18,835	19,003
Other intangible assets—net	1,585	1,612
Deferred income taxes	360	398
Other assets	1,971	1,924

Total assets	$29,224	$29,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$1,142	$2,786
Accounts payable	807	906
Accrued expenses and other current liabilities	2,084	2,008
Deferred revenue and customer deposits	720	773
Restructuring reserves	95	104
Merger-related reserve	22	22
Liabilities associated with discontinued operations	189	296

Total current liabilities	5,059	6,895
Long-term borrowings (net of unamortized debt discount of $8 and $129, respectively)	21,335	19,754
Post-retirement and other post-employment benefit obligations	3,103	3,075
Deferred revenue	809	957
Restructuring reserves	378	421
Other long-term liabilities	1,109	1,073

Total liabilities	31,793	32,175
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized, none issued and outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized, 1,740,093 and 1,713,592 issued; 1,739,260 and 1,699,115 outstanding	17	17
Additional paid-in capital	42,796	43,225
Treasury stock	(14)	(618)
Accumulated deficit	(45,351)	(45,439)
Accumulated other comprehensive loss	(17)	(15)

Total stockholders' deficit	(2,569)	(2,830)

Total liabilities and stockholders' deficit	$29,224	$29,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$88	$(41,080)
Adjustments to net income (loss):
Income from discontinued operations—net of tax	(127)	(153)
Depreciation and amortization	1,573	2,246
Loss on sale of investments and investment write-downs—net	9	1,265
Provision for bad debts	172	340
Cumulative effect of changes in accounting principles	(206)	22,800
Goodwill impairment charge	—	8,483
Asset impairment charges	—	10,499
Deferred income taxes	(139)	(2,757)
Gain on early retirement of debt	(29)	(9)
Other non-cash charges	98	226
Changes in operating assets and liabilities:
Accounts receivable	107	46
Inventories	(22)	65
Prepaid and other current assets	52	69
Accounts payable and accrued expenses	(19)	(170)
Deferred revenue and customer deposits	(201)	9
Restructuring reserves	(52)	(222)
Merger-related reserve	—	(60)
Other long-term assets and liabilities	(29)	(221)

Cash provided by operating activities	1,275	1,376

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(934)	(1,770)
Investment in escrow account	—	(750)
Proceeds from sale of equity securities	—	11
Proceeds from sale of equipment	—	62
Other	(22)	(64)

Cash used for investing activities	(956)	(2,511)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,729	1,476
Repayments of long-term borrowings	(1,675)	(236)
Net proceeds from short-term debt	—	97
Proceeds from issuance of common stock	—	14
Repurchase of stock	—	(11)
Debt issuance costs	(42)	(54)

Cash provided by financing activities	12	1,286

CASH AND CASH EQUIVALENTS
Increase in cash	331	151
Net cash generated by discontinued operations	177	347
Beginning balance	2,253	186

Ending balance	$2,761	$684

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

        We made certain reclassifications to prior balances to conform to the current year presentation. Also, in connection with the preparation of this Form 10-Q, we moved $124 million of tax expense we improperly reflected in our quarter ended June 30, 2002 consolidated financial statements (which are included in our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K")) into our quarter ended September 30, 2002 consolidated financial statements. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2003 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our 2002 Form 10-K. Due to the number of subsequent events and updates that have occurred since the end of the period covered by these condensed consolidated financial statements, for the convenience of the reader we have generally included these items in their related footnotes. The condensed consolidated results of operations for the three and six month periods ended June 30, 2003 and the statement of cash flows for the six month period ended June 30, 2003 are not necessarily indicative of the results or cash flows expected for the full year.

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

        Prior to the adoption of SFAS No. 143, we have included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 on January 1, 2003. The net income impact for the six months ended June 30, 2003 is $206 million ($365 million less the $28 million of charges disclosed above, net of income taxes of $131 million).

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $32 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $6 million annually beginning January 1, 2003. Based on historical charges and activity through the date of filing of this Form 10-Q, we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," ("SFAS No. 148"), which is effective for financial statements related to periods ending after December 15, 2002. SFAS No. 148 requires the following expanded disclosure regarding stock-based compensation. We account for our stock-based compensation arrangements under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic-value method, no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

        Had compensation cost for our stock-based compensation plans been determined under the fair value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), our net (loss) income and basic and diluted (loss) income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions, except per share amounts)
Net (loss) income:
As reported	$(64)	$(17,430)	$88	$(41,080)
Add: Stock-option-based employee compensation expense included in reported net (loss) income, net of related tax effects	1	57	2	58
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(27)	(71)	(55)	(104)

Pro forma	$(90)	$(17,444)	$35	$(41,126)

Net (loss) income per share:
As reported—basic and diluted	$(0.04)	$(10.39)	$0.05	$(24.57)
Pro forma—basic and diluted	$(0.05)	$(10.40)	$0.02	$(24.59)

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Earnings per share

        The weighted average number of shares used for computing basic and diluted (loss) income per share for the three months ended June 30, 2003 and 2002 was 1.734 billion and 1.678 billion, respectively, and for the six months ended June 30, 2003 and 2002 was 1.720 billion and 1.672 billion, respectively. For the periods ended June 30, 2003 and 2002, the effect of approximately 129 million and 127 million, respectively, of outstanding stock options were excluded from the calculation of diluted (loss) income per share because the effect was anti-dilutive.

Note 2: Asset Impairment Charges

        Effective June 30, 2002, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. In accordance with SFAS No. 144, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows as follows: traditional telephone network, national fiber optic broadband network, international fiber optic broadband network, wireless network, web hosting and application service provider ("ASP") assets, assets held for sale and out-of-region digital subscriber line ("DSL") assets. Based on the gross undiscounted cash flow projections, we determined that all of our asset groups except our traditional telephone network were impaired at June 30, 2002. For those asset groups that were impaired, we then estimated the fair value using a variety of techniques which are presented in the table below. For those asset groups that were impaired, we determined that the fair values were less than our carrying amount by $10.613 billion in the aggregate of which $120 million has been reclassified to income from discontinued operations for certain web hosting centers in our condensed consolidated statement of operations for the three and six months ended June 30, 2002.

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

        In addition, for the six months ended June 30, 2002, we recorded other asset impairment charges of $6 million associated with the write-down of other real estate assets that were held for sale.

Subsequent Event-Asset Impairment

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

        Based on the transition provisions of SFAS No. 142, we reclassified the $50 million net carrying value of our assembled workforce intangible asset, which was recognized in connection with the June 30, 2000 acquisition of U S WEST, Inc. (the "Merger"), into goodwill effective January 1, 2002. The assembled workforce intangible asset no longer met the criteria for recognition as a separate intangible asset apart from goodwill. Amortization of goodwill, including the addition to goodwill from the reclassification of the assembled workforce intangible asset, ceased on January 1, 2002. We also ceased amortizing our intangible assets with indefinite lives, including trademarks, trade names and wireless spectrum licenses on January 1, 2002.

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

Note 4: Discontinued Operations including Assets Held for Sale

        The following table presents the summarized results of operations for the periods indicated related to our discontinued operations. These results primarily relate to our directory publishing business. Our previously reported December 31, 2002 consolidated financial statements have been adjusted to reflect changes in the business units that comprise our discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
Revenue	$234	$414	$471	$827
Costs and expenses:
Cost of services	72	143	151	291
Selling, general and administrative	32	213	52	261
Depreciation and amortization	—	13	—	26

Income from operations	130	45	268	249
Other expense	35	—	65	—

Income before income taxes	95	45	203	249
Income tax provision	34	17	76	96

Income from discontinued operations	$61	$28	$127	$153

        The following table presents the condensed balance sheets related to our discontinued operations, primarily our directory publishing business, as of the dates presented.

	June 30, 2003	December 31, 2002
	(Dollars in millions)
Current assets held for sale	$220	$261
Property, plant and equipment—net	29	65
Other assets	17	21

Total assets held for sale	$266	$347

Current portion of liabilities associated with discontinued operations	$152	$246
Other long-term liabilities	37	50

Total liabilities associated with discontinued operations	$189	$296

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

Excess network supplies held for sale

        We periodically review our network supplies against our usage requirements to identify potential excess supplies for disposal. During the second quarter of 2002, we identified $359 million of excess supplies and engaged a third-party broker to conduct a sale of those assets. An impairment charge of $342 million was recorded on June 30, 2002 to reduce the carrying amount of the supplies to their estimated fair value less cost to sell of $17 million. Fair value was based upon market values of similar equipment. The impairment charge of $342 million is included in asset impairment charges in our six months ended June 30, 2002 condensed consolidated statement of operations.

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

Note 5: Investment in KPNQwest

        In April 1999, pre-Merger Qwest and KPN Telecom B.V. ("KPN") formed KPNQwest, a joint venture to create a pan-European Internet Protocol ("IP")-based fiber optic broadband network linked to Qwest's network in North America for data and multimedia services. Because we have never had the ability to designate a majority of the members of the supervisory board or to vote a majority of the voting securities, we accounted for our investment in KPNQwest using the equity method of accounting for all periods presented.

        In May 2002, KPNQwest filed for bankruptcy protection and ceased operations. We do not expect to recover any of our investment in KPNQwest and, as a result, we recorded losses of $576 million and $1.190 billion for the three and six months ended June 30, 2002, respectively, on our remaining investment in KPNQwest which is included in loss from continuing operations.

Note 6: Borrowings

        Our borrowings, net of discounts and premiums, consisted of the following for the dates indicated:

	June 30, 2003	December 31, 2002
	(Dollars in millions)
Current borrowings:
Short-term notes	$750	$750
Current portion of credit facility	321	750
Current portion of long-term borrowings	3	1,201
Current portion of capital lease obligations and other	68	85

Total current borrowings	$1,142	$2,786

Long-term borrowings:
Long-term portion of credit facility	$1,250	$1,250
Long-term notes	20,009	18,438
Long-term capital lease obligations and other	76	66

Total long-term borrowings	$21,335	$19,754

        During the second quarter of 2003, we exchanged approximately 12 million shares of our common stock with an aggregate value of $47 million for $55 million face amount in Qwest Capital Funding ("QCF") notes. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.53 per share to $4.96 per share. As a result of these transactions, we recorded $8 million of gain on the debt extinguishment during the second quarter of 2003.

        For the six months ended June 30, 2003, we exchanged approximately 31 million shares of our common stock with an aggregate value of $113 million for $142 million face amount in QCF notes. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.22 per share to $4.96 per share. We recorded $29 million of gain on the debt extinguishment for the above transactions during the six month period ended June 30, 2003.

        During the three months ended June 30, 2003, we exchanged $188 million of new Qwest Services Corporation ("QSC") notes for $255 million face amount of QCF notes. For the six months ended June 30, 2003, we also exchanged $406 million of new QSC notes for $560 million face amount of QCF notes. The new QSC notes have interest rates ranging from 13% to 13.5% while the original QCF notes had interest rates ranging from 6.875% to 7.90%. These debt-for-debt exchanges were accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". On the date of the exchanges, the present value of the cash flows under the terms of the revised debt instruments were compared to the present value of the remaining cash flows under the original debt instruments. The cash flows were not considered "substantially" different to that of the exchanged debt; therefore, no gain was realized on the exchanges and the differences between the face amount of the new debt and the carrying amount of the exchanged debt of $62 million and $144 million for the three and six months ended June 30, 2003, respectively, are being amortized as credits to interest expense using the effective interest rate method over the life of the new debt.

        On June 9, 2003, we entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our current indebtedness. The floating rate tranche is non-prepayable for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as our other senior indebtedness. The net proceeds were used to refinance our debt due in 2003 and fund or refinance our investment in telecommunications assets. The floating rate tranche bears interest at London Interbank Offered Rates plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at June 30, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%. Also, in connection with this issuance, our obligation under the QSC credit facility ("QSC Credit Facility"), was paid down by $429 million to a balance of $1.57 billion.

Subsequent Events—Debt-Related Matters

        On August 12, 2003, Qwest Dex, Inc. ("Dex"), our directory publishing subsidiary, paid in full the $750 million it owed under a term loan agreement consummated in August 2002.

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

        Subsequent to June 30, 2003 and through December 3, 2003, we exchanged, through direct transactions, $312 million face amount of debt issued by QCF and Qwest Communications Corporation for $198 million in cash and for equity with an aggregate value of $89 million. We recorded a gain of $24 million related to these transactions.

        On November 19, 2003, we commenced a tender offer for up to $2.25 billion in aggregate principal amount of our debt securities. The offer is being made for specified series of debt securities of Qwest Communications International, Inc., QCF and QSC. Of the $2.25 billion we are offering to repurchase, up to $625 million is allocated to debt securities maturing in 2005 through 2007, up to $1.3 billion is allocated to debt securities maturing in 2008 through 2011 and up to $325 million is allocated to debt securities maturing in 2014 through 2031. The offer period expires on December 19, 2003, unless our offer is extended or earlier terminated, and the offer includes an early participation incentive for holders who tender on or before December 4, 2003.

Note 7: Restructuring and Merger-Related Charges

Restructuring and other charges

  2003 Restructuring

        During the six months ended June 30, 2003, we identified planned employee reductions in various functional areas. As a result, we established a severance reserve and recorded a charge to our condensed consolidated statement of operations of $25 million to cover the costs associated with these actions as more fully described below.

        An analysis of activity associated with our 2003 restructuring reserve for the six months ended June 30, 2003 is as follows:

	2003 Provision	2003 Utilization	June 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$25	$9	$16

        The 2003 restructuring includes charges of $25 million for severance benefits and other charges pursuant to established severance policies associated with a reduction in employees. We identified 750 employees from various functional areas to be terminated as part of this reduction. Through June 30, 2003, 300 of the planned reductions had been completed and $9 million of the restructuring reserve had been used for severance payments and enhanced pension benefits.

        Other restructuring-related charges, primarily severance-related, were $4 million and $5 million for the three and six months ended June 30, 2003, respectively.

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

        An analysis of activity associated with our 2002 restructuring plan for the six months ended June 30, 2003 is as follows:

	January 1, 2003 Balance	2003 Provision	2003 Utilization	June 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$56	$—	$37	$19
Contractual settlements, legal contingencies and lease losses	108	—	8	100

Total	$164	$—	$45	$119

        During 2002, we identified approximately 4,500 employees from various functional areas to be terminated as part of this reduction. At June 30, 2003, 4,100 of the planned reductions had been accomplished and for the six months ended June 30, 2003, $37 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. We expect the remaining employee reductions to be completed by December 31, 2003.

        Also as part of the 2002 restructuring, we permanently abandoned 64 leased facilities and recorded a charge to restructuring and other charges in our consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. For the six months ended June 30, 2003 we utilized $8 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

  2001 Restructuring

        During the fourth quarter of 2001, a plan was approved to reduce employee levels, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases. An analysis of activity associated with our 2001 plan for the six months ended June 30, 2003 is as follows:

	January 1, 2003 Balance	2003 Provision	2003 Utilization	June 30, 2003 Balance
	(Dollars in millions)
Severance and employee-related charges	$16	$—	$1	$15
Contractual settlements and legal contingencies	59	—	11	48
Lease losses, net of sublease income	286	—	11	275

Total	$361	$—	$23	$338

        In 2001 we identified approximately 10,000 employees from various functional areas to be terminated as part of an employee reduction and accrued a restructuring reserve for severance benefits for those employees. At June 30, 2003, approximately 7,000 employees had been terminated. For the six months ended June 30, 2003, $1 million of the restructuring reserve had been used for severance payments, enhanced pension benefits and other employee-related outlays. In 2002, in response to this shortfall in planned employee terminations, we reviewed our manpower complement in other functional areas and identified employees to be terminated as part of another staffing reduction. These planned reductions are discussed above in connection with our 2002 restructuring activities.

        Due to our staffing reduction and consolidation of our operations, we accrued a restructuring reserve associated with the expected termination of 40 operating lease agreements across the country. For the six months ended June 30, 2003 we utilized $11 million of the established reserve for payments associated with contract termination costs related to exiting these buildings.

        As a result of the slowing economy and the excess capacity that existed for web hosting, we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified 10 web hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. Certain of these leases are for terms of up to 20 years. As a result, in 2001 we established a restructuring reserve to cover the expected sublease losses. For the six months ended June 30, 2003, we utilized $11 million of the established reserve primarily for payments made on the web hosting center leases and contract termination costs.

Merger-related charges

        As of June 30, 2003, total Merger-related accruals of $22 million are included on our condensed consolidated balance sheet. These relate primarily to outstanding legal liabilities. As the matters identified as contractual settlements and legal contingencies are resolved, any amounts due will be paid and charged against our remaining accrual. Any differences between amounts accrued and actual payments made will be reflected in Merger-related charges in our condensed consolidated statement of operations for the period in which the difference is identified.

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

        The CODM of a business represents the highest level of management who is responsible for the overall allocation of resources within the business and assessment of the performance of the business. Our CODM is our Chief Executive Officer. Set forth below is revenue and operating expense information for the three and six months ended June 30, 2003 and 2002 for our three operating segments at June 30, 2003: wireline services, wireless services and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Until September 2003, we also operated a fourth segment, our directory publishing business, which as described in Note 4—Discontinued Operations including Assets Held for Sale, has been classified as discontinued operations in our condensed consolidated statements of operations and accordingly is not presented in our segment results below.

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

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC, which holds 10 Megahertz licenses to provide PCS in most markets in our local service area. We offer wireless services to residential and business customers providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area (see Note 2—Asset Impairment Charges).

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

        Information for all periods has been conformed to our June 30, 2003 presentation, as described above. Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenues shown below for each segment are derived from transactions with external customers. Internally, we do not separately track the total assets of our wireline or other segments. As such, total asset information for the three segments shown below is not presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
Operating revenues:
Wireline services	$3,435	$3,701	$6,896	$7,478
Wireless services	153	183	305	371
Other services	8	27	19	45

Total operating revenues	$3,596	$3,911	$7,220	$7,894

Operating expenses:
Wireline services	$1,831	$2,238	$3,693	$4,309
Wireless services	87	153	186	314
Other services	695	673	1,378	1,359

Total segment expenses	$2,613	$3,064	$5,257	$5,982

Segment income (loss):
Wireline services	$1,604	$1,463	$3,203	$3,169
Wireless services	66	30	119	57
Other services	(687)	(646)	(1,359)	(1,314)

Total segment income	$983	$847	$1,963	$1,912

Capital expenditures:
Wireline	$389	$452	$722	$1,150
Wireless	—	12	11	42
Other	150	158	235	607

Total capital expenditures	539	622	968	1,799
Non-cash investing activities	(34)	(23)	(34)	(29)

Total cash capital expenditures	$505	$599	$934	$1,770

        The following table reconciles segment income to net (loss) income for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
Segment income	$983	$847	$1,963	$1,912
Depreciation	(677)	(940)	(1,353)	(1,881)
Other intangible assets amortization	(112)	(192)	(220)	(365)
Goodwill impairment charge	—	(8,483)	—	(8,483)
Asset impairment charges	—	(10,499)	—	(10,499)
Restructuring and other charges (credits)	(17)	5	(30)	(26)
Total other expense—net	(381)	(1,052)	(760)	(2,136)
Income tax benefit	79	2,856	155	3,045
Income from discontinued operations, net of taxes	61	28	127	153
Cumulative effect of changes in accounting principles, net of taxes	—	—	206	(22,800)

Net (loss) income	$(64)	$(17,430)	$88	$(41,080)

        Set forth below is revenue information for the three and six months ended June 30, 2003 and 2002 for revenues derived from external customers for our products and services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
Operating revenues:
Local voice	$1,731	$1,889	$3,507	$3,808
Long-distance	476	543	929	1,105
Access	229	268	468	539

Total voice services	2,436	2,700	4,904	5,452
Data and Internet services	999	1,001	1,992	2,026

Total wireline segment revenues	3,435	3,701	6,896	7,478
Wireless segment revenues	153	183	305	371
Other services revenues	8	27	19	45

Total operating revenues	$3,596	$3,911	$7,220	$7,894

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

Note 9: Non-Cash Activities

        Supplemental disclosures of non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2003	2002
	(Dollars in millions)
Retirement of debt in exchange for stock (see Note 6).	$113	$87
Assets acquired through capital leases	34	29
Receipt of Qwest common stock in satisfaction of outstanding receivable	—	13

        During the six months ended June 30, 2003, we exchanged debt with a carrying value of $142 million that was issued by QCF. In exchange for the debt, we issued approximately 31 million shares of our common stock with a fair value of $113 million and recorded a $29 million gain on early retirement of debt.

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

Note 10: Other Comprehensive (Loss) Income

        Other comprehensive (loss) income for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
Net (loss) income	$(64)	$(17,430)	$88	$(41,080)
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale marketable securities	—	(2)	—	36
Foreign currency translation	(2)	47	(2)	40
Income tax provision related to items of other comprehensive income	—	(17)	—	(30)

Comprehensive (loss) income	$(66)	$(17,402)	$86	$(41,034)

Note 11: Commitments and Contingencies

Subsequent Events—Commitments

        In September 2003, we terminated our services arrangements with Calpoint, LLC ("Calpoint") and another service provider and settled certain claims of the parties. We agreed to pay $174 million to terminate these arrangements. However, we will continue to make payments to a trustee related to the Calpoint arrangements for 75% of an unconditional purchase obligation, and as a result, we recorded a liability of $346 million. We also recorded a reduction in a pre-existing deferred credit of $127 million in connection with the termination of the Calpoint arrangements. Our third quarter 2003 condensed consolidated financial statements reflect a net $393 million charge related to these terminations.

        In July 2003, we entered into an information technology services agreement with International Business Machines Corporation ("IBM"), under which IBM provides us data center operations and technical support services. The term of the agreement is 10 years. The agreement allows us to terminate at our convenience, but would require us to pay IBM termination fees ranging from $146 million in the first year of the contract to $38 million in the seventh year. We expect to pay IBM approximately $82 million in fees under this agreement in 2003 and approximately $212 million in 2004, although these amounts may vary depending on our actual usage of IBM's services and other factors.

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

Regulatory matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other competitive local exchange carriers ("CLECs"). On October 21, 2002, the Minnesota Commission adopted in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under Section 252 of the 1996 Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeod USA Incorporated ("McLeod") and Eschelon Telecom, Inc. ("Eschelon"), discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

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

Note 12: Subsequent Events

        In most cases, we have included subsequent events that arose after the balance sheet date of June 30, 2003 in the applicable footnotes. Some subsequent events that do not fall into the context of any of the above footnotes have been set forth in this Note 12.

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

        Our wireline segment includes revenues from the provision of voice services and data and Internet services. Voice services revenue consists of revenues from local voice services, long-distance voice services and access services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. Please note that we have slightly modified our presentation of wireline revenues as compared to the presentation in our annual report on Form 10-K for the year ended December 31, 2002, or our 2002 Form 10-K. Within each of the revenue categories described below, we now present the channel from which the revenue was received, from consumer, business or wholesale. Also, in this Form 10-Q, we now present our wireline revenues on the basis of the following categories:

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

        Our wholly owned subsidiary, Qwest Dex, Inc., previously published telephone directories in our local service area. Virtually all of Dex's revenues were derived from the sale of advertising in its various directories. During 2002, we entered into an agreement to sell our entire directory publishing business to a third party for approximately $7.05 billion. The sale was divided into two phases, the first of which closed in November 2002. At this closing, we received approximately $2.75 billion of gross proceeds. The second phase closed in September 2003. At this closing, we received approximately $4.3 billion of gross proceeds. The results of operations from our directory publishing business for all periods presented are included in income from discontinued operations in our condensed consolidated statements of operations and, accordingly, the results of operations for all periods discussed below do not include the operating revenues or expenses of Dex. For more information regarding the sale of Dex, see Note 4—Discontinued Operations including Assets Held for Sale to our condensed consolidated financial statements in Item 1 of this report.

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

Wireline Trends

        In general, we expect to see a continued decline in wireline related revenues as a result of competition and a decrease in demand for access lines. Our competitors have accelerated their use of UNE-P to deliver wireline voice services. During 2003 and for the foreseeable future, the offering of UNE-P services has and will continue to cause downward pressure on our revenues and will result in incremental retail access line losses. In addition, access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for DIA and dial-up services. The loss of access lines will likely be exacerbated by a recent decision of the Federal Communications Commission, or FCC, requiring the portability of wireline phone numbers to wireless phones. We expect to partially offset these revenue losses by bundling our DSL, long-distance, wireless and video offerings to our customers.

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

        We expect to see a continuing decline in wholesale switched-access revenues due primarily to pricing changes and volume declines. Prices declined mainly due to state regulatory actions. Volumes also fell in 2002 and the first six months of 2003 due to UNE-P substitutions by interexchange carriers, competition from wireless and wireline providers and general declines in long-distance usage. We expect that switched-access revenues will continue to decline as a result of these pricing and volume impacts.

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

        In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. We expect that this improved offering will make our stand-alone wireless offering and our bundled offerings more attractive and should result in increased customer retention.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions, except per share amounts)
Operating revenues	$3,596	$3,911	$(315)	(8)%	$7,220	$7,894	$(674)	(9)%
Operating expenses, excluding goodwill and asset impairment charges	3,419	4,191	(772)	(18)%	6,860	8,254	(1,394)	(17)%
Goodwill impairment charge	—	8,483	(8,483)	(100)%	—	8,483	(8,483)	(100)%
Asset impairment charges	—	10,499	(10,499)	(100)%	—	10,499	(10,499)	(100)%

Operating income (loss)	177	(19,262)	19,439	101%	360	(19,342)	19,702	102%
Other expense—net	381	1,052	(671)	(64)%	760	2,136	(1,376)	(64)%

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(204)	(20,314)	20,110	99%	(400)	(21,478)	21,078	98%
Income tax benefit	79	2,856	(2,777)	(97)%	155	3,045	(2,890)	(95)%

Loss from continuing operations	(125)	(17,458)	17,333	99%	(245)	(18,433)	18,188	99%
Income from discontinued operations, net of tax	61	28	33	118%	127	153	(26)	(17)%

Loss before cumulative effect of changes in accounting principles	(64)	(17,430)	17,366	100%	(118)	(18,280)	18,162	99%
Cumulative effect of changes in accounting principles, net of tax	—	—	—	—	206	(22,800)	23,006	101%

Net (loss) income	$(64)	$(17,430)	$17,366	100%	$88	$(41,080)	$41,168	100%

Basic and diluted (loss) income per share	$(0.04)	$(10.39)	$10.35	nm	$0.05	$(24.57)	$24.62	nm

nm—not meaningful

Operating Revenue—Comparison of Three Months Ended June 30, 2003 and June 30, 2002

	Three Months Ended June 30, 2003
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$562	$985	$184	$1,731
Long-distance	198	69	209	476
Access	22	26	181	229

Total voice services	782	1,080	574	2,436
Data and Internet services	592	56	351	999

Total wireline segment revenues	$1,374	$1,136	$925	$3,435

Wireless segment revenues				153
Other services				8

Total operating revenues				$3,596

	Three Months Ended June 30, 2002
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$602	$1,068	$219	$1,889
Long-distance	206	90	247	543
Access	21	26	221	268

Total voice services	829	1,184	687	2,700
Data and Internet services	569	58	374	1,001

Total wireline segment revenues	$1,398	$1,242	$1,061	$3,701

Wireless segment revenues				183
Other services				27

Total operating revenues				$3,911

	Increase (Decrease)
	Business	Consumer	Wholesale	Total	%
	(Dollars in millions)
Operating revenue changes
Local voice	$(40)	$(83)	$(35)	$(158)	(8)%
Long-distance	(8)	(21)	(38)	(67)	(12)%
Access	1	—	(40)	(39)	(15)%

Total voice services	(47)	(104)	(113)	(264)	(10)%
Data and Internet services	23	(2)	(23)	(2)	0%

Total wireline segment revenues	$(24)	$(106)	$(136)	$(266)	(7)%

Wireless segment revenues				(30)	(16)%
Other services				(19)	(70)%

Total operating revenues				$(315)	(8)%

Total Operating Revenue—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        Total operating revenues decreased $315 million, or 8%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, primarily due to declines in voice services revenues and wireless revenues. Voice services revenue declines were driven primarily by access line reductions and the de-emphasis of certain long-distance services, and wireless revenue declines were driven primarily by a reduction in the number of subscribers.

Voice Services—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        Voice services revenues decreased $264 million, or 10%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The voice services decrease was the result of decreases in local voice services revenues and long-distance services revenues, as described in more detail below.

        For the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, local voice revenues declined $158 million, or 8%. Consumer local voice services declined $83 million primarily because of the loss of 741,000 access lines, or a 7% decrease, between June 30, 2002 and June 30, 2003, and the corresponding decline in usage of certain calling features. Business local voice services revenue declined $40 million which was caused primarily by access line losses of 237,000 and mandated regulatory rate declines. These access line losses were driven by weak demand in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition in both the business and consumer markets from both facility and non-facility-based providers such as cable companies providing telephony services, CLECs and other telecommunications providers reselling our services. A wholesale local voice services decline of $35 million was associated with reductions in demand for services such as collocation, public telephone services and operator services partially offset by increases in UNE-P revenue. The wholesale declines were primarily driven by the soft telecommunications market and wireless substitution of public telephones.

        For the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, long-distance voice revenues declined $67 million, or 12%. Throughout 2003 and 2002, we evaluated specific long-distance products sold outside of our local service area. Based upon this evaluation, we de-emphasized and stopped promoting certain products including InterLATA long-distance in the consumer, business and wholesale markets, and consumer and business IntraLATA long-distance. In addition, we also experienced lower long-distance pricing due to competitive pressures and a shift in the product mix in all three customer channels. These factors combined to reduce wholesale long-distance revenues by $38 million, consumer long-distance revenues by $21 million and business long-distance revenues by $8 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

        Access services revenues decreased $39 million, or 15%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Pricing declines occurred due to regulatory actions. Volumes also fell in 2002 and the first three months of 2003 due to general declines in long-distance usage and UNE-P substitution.

Data and Internet services—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        Data and Internet services revenues remained relatively flat for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Business data and Internet service revenues increased $23 million primarily due to increases in private line ISDN and dial services revenues. Wholesale data and Internet services revenues declined $23 million due to lower data revenues primarily as the result of regulatory pricing actions and the bankruptcy of large customers such as Touch America, Inc. and MCI.

Wireless—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        Wireless services revenues decreased $30 million, or 16%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease is due to our strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with intense industry competition resulting in a reduction in the number of customers of 163,000, or 15%, between June 30, 2003 and June 30, 2002.

  Operating Revenue—Comparison of Six Months Ended June 30, 2003 and June 30, 2002

	Six Months Ended June 30, 2003
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$1,141	$2,004	$362	$3,507
Long-distance	403	133	393	929
Access	41	51	376	468

Total voice services	1,585	2,188	1,131	4,904
Data and Internet services	1,171	113	708	1,992

Total wireline segment revenues	$2,756	$2,301	$1,839	$6,896

Wireless segment revenues				305
Other services				19

Total operating revenues				$7,220

	Six Months Ended June 30, 2002
	Business	Consumer	Wholesale	Total
	(Dollars in millions)
Operating revenue
Local voice	$1,228	$2,145	$435	$3,808
Long-distance	404	190	511	1,105
Access	37	41	461	539

Total voice services	1,669	2,376	1,407	5,452
Data and Internet services	1,139	116	771	2,026

Total wireline segment revenues	$2,808	$2,492	$2,178	$7,478

Wireless segment revenues				371
Other services				45

Total operating revenues				$7,894

	Increase / Decrease
	Business	Consumer	Wholesale	Total	%
	(Dollars in millions)
Operating revenue changes
Local voice	$(87)	$(141)	$(73)	$(301)	(8)%
Long-distance	(1)	(57)	(118)	(176)	(16)%
Access	4	10	(85)	(71)	(13)%

Total voice services	(84)	(188)	(276)	(548)	(10)%
Data and Internet services	32	(3)	(63)	(34)	(2)%

Total wireline segment revenues	$(52)	$(191)	$(339)	$(582)	(8)%

Wireless segment revenues				(66)	(18)%
Other services				(26)	(58)%

Total operating revenues				$(674)	(9)%

Total Operating Revenue—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Total operating revenues decreased $674 million, or 9%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, primarily due to declines in voice services revenues and wireless revenues. Voice services revenues declines were driven primarily by access line reductions and the de-emphasis of certain long-distance services, and wireless revenue declines were driven primarily by a reduction in the number of subscribers.

Voice Services—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Voice services revenues decreased $548 million, or 10%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The voice services decrease was the result of decreases in local voice and long-distance services revenues.

        For the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, local voice revenues declined $301 million, or 8%. Consumer local voice services revenue declined $141 million, primarily associated with access line declines of 741,000, or 7%, and the associated lower purchases of certain features and reduced installation and repair charges. Business local voice services revenue declined $87 million, and was primarily associated with access line declines of 237,000, reduced sales of enhanced and complex voice services and mandated regulatory rate declines. The lower local voice revenues were driven by weak demand in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition in both the business and consumer markets from both facility and non facility-based providers such as cable companies providing telephony services, CLECs and other telecommunications providers reselling our services. The wholesale local services decline of $73 million was associated with reductions in demand for services such as operator services, collocation and public telephone services and was partially offset by increases in UNE-P revenue. The wholesale declines were primarily driven by the soft telecommunications market and wireless substitution of public telephones.

        For the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 long-distance voice revenues declined $176 million, or 16%. Throughout 2003 and 2002, we evaluated specific long-distance products sold primarily outside of our local service area. Based upon this evaluation, we de-emphasized and stopped promoting certain products including InterLATA long-distance in the consumer and wholesale markets and consumer IntraLATA long-distance. In addition, we also decreased long-distance pricing due to competitive pressures and a shift in the product mix in all three customer channels. These factors combined to reduce wholesale long-distance voice revenues by $118 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Consumer long-distance services declined by $57 million reflecting the de-emphasis of out-of-region long-distance revenue partially offset by growth of in-region long-distance revenue during 2003.

        Access services revenues declined $71 million, or 13%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Pricing decreases occurred due to regulatory actions. Volumes also fell in 2002 and the first six months of 2003 due to UNE-P substitution and general declines in long-distance usage.

Data and Internet services—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Data and Internet services and other revenues declined $34 million, or 2%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Business data and Internet services revenues increased $32 million primarily due to private line, ISDN and dial services revenues. Wholesale data and Internet services revenues declined $63 million due to lower data revenues primarily as the result of regulatory pricing actions and the bankruptcy of large customers such as Touch America and MCI.

Wireless—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Wireless services revenues decreased $66 million, or 18%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease is due to our strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with intense industry competition resulting in a customer decline of 163,000, or 15%.

Operating Expenses

        The following table provides further detail regarding our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Operating expenses:
Cost of sales	$1,449	$1,598	$(149)	(9)%	$2,887	$3,067	$(180)	(6)%
Selling, general and administrative ("SG&A")	1,164	1,466	(302)	(21)%	2,370	2,915	(545)	(19)%
Depreciation	677	940	(263)	(28)%	1,353	1,881	(528)	(28)%
Other intangible assets amortization	112	192	(80)	(42)%	220	365	(145)	(40)%
Goodwill impairment charge	—	8,483	(8,483)	(100)%	—	8,483	(8,483)	(100)%
Asset impairment charges	—	10,499	(10,499)	(100)%	—	10,499	(10,499)	(100)%
Restructuring and other charges (credits)	17	(5)	22	440%	30	26	4	15%

Total operating expenses	$3,419	$23,173	$(19,754)	(85)%	$6,860	$27,236	$(20,376)	(75)%

Cost of Sales

        The following table shows a breakdown of cost of sales by major component for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$490	$472	$18	4%	$969	$966	$3	0%
Facility costs	698	807	(109)	(14)%	1,409	1,496	(87)	(6)%
Network costs	95	104	(9)	(9)%	179	207	(28)	(14)%
Non-employee related costs	166	215	(49)	(23)%	330	398	(68)	(17)%

Total cost of sales	$1,449	$1,598	$(149)	(9)%	$2,887	$3,067	$(180)	(6)%

Cost of Sales—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

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

        Total cost of sales decreased $149 million, or 9%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Cost of sales declined due to lower sales volumes, which are discussed below.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime and third-party customer service increased $18 million, or 4%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase is primarily due to increased benefit costs, taxes and a decrease in the pension credits. Additionally, lower salaries and wages due to lower staffing requirements were offset by an increase in overtime costs and higher employee incentive compensation costs.

        Facility costs decreased $109 million, or 14%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease is related to lower out-of-region long-distance volumes and expanded network optimization efforts.

        Non-employee related costs, such as real estate, cost of sales for CPE and reciprocal compensation payments decreased $49 million, or 23%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease is attributable to decreased CPE costs associated with lower volumes and improved inventory management and lower external commissions.

        Cost of sales, as a percent of revenue, was 40% for the three months ended June 30, 2003, compared to 41% for the three months ended June 30, 2002. The decrease was driven by the factors described above.

Cost of Sales—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Total cost of sales decreased $180 million, or 6%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, as discussed below.

        Facility costs decreased $87 million, or 6%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease is a result of lower out-of-region long-distance volumes and reduced third-party network costs.

        Our network costs decreased $28 million, or 14%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. We reduced our reliance on third-party contractors to provide network maintenance services by shifting this work to our employees.

        Non-employee related costs, such as real estate, cost of sales for CPE and reciprocal compensation payments decreased $68 million, or 17%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease is attributable to decreased CPE costs associated with lower volumes and improved inventory management.

        Cost of sales, as a percent of revenue, was 40% for the six months ended June 30, 2003 compared to 39% for the six months ended June 30, 2002. The percentage increase is primarily due to revenue declines associated with product mix shifts and pricing declines.

Selling, General and Administrative (SG&A)

        The following table shows a breakdown of SG&A by major component for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Decrease	%	2003	2002	Decrease	%
	(Dollars in millions)
Employee and service-related costs	$631	$711	$(80)	(11)%	$1,272	$1,426	$(154)	(11)%
Property and other taxes	115	131	(16)	(12)%	241	318	(77)	(24)%
Bad debt	72	233	(161)	(69)%	172	340	(168)	(49)%
Non-employee related costs	346	391	(45)	(12)%	685	831	(146)	(18)%

Total SG&A	$1,164	$1,466	$(302)	(21)%	$2,370	$2,915	$(545)	(19)%

SG&A—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, employee benefits, sales commissions, rent for administrative space, marketing and advertising, professional service fees and computer systems support.

        SG&A, as a percent of revenue, was 32% for the three months ended June 30, 2003 compared to 37% for the three months ended June 30, 2002. Total SG&A decreased $302 million, or 21%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Both the percentage decrease and the absolute dollar decrease were driven by lower costs associated with entering the long-distance market and reduced bad debt expense.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing and customer service costs) decreased $80 million, or 11%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. A decrease in professional fees of $75 million was primarily due to lower costs associated with re-entering the InterLATA long-distance market, reduced payments to third-party service providers as we re-incorporated certain previously outsourced customer service functions in the wireless services segment and lower volumes in the wireless segment. Employee costs also decreased by $67 million due to lower staffing and lower commission payments. Partially offsetting these decreases was an increase of $60 million due to the combination of increased incentive compensation costs and increased benefits costs as a result of a decrease in our net pension credit as discussed below in Combined Pension and Post-Retirement Benefits.

        Property and other taxes decreased $16 million, or 12%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Reduced property and other taxes resulted from changes in property tax estimates.

        Bad debt expense decreased $161 million, or 69%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Bad debt decreased as a percentage of revenue to 2.0% for the three months ended June 30, 2003 from 6.0% for the three months ended June 30, 2002. The decrease was primarily caused by bad debt expense we recognized in the second quarter of 2002 related to potential collection issues with MCI and other large wholesale customers. MCI subsequently filed for bankruptcy protection.

        Non-employee related costs decreased $45 million, or 12%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease was driven by lower marketing and advertising costs, lower software purchases and lower external commissions offset by a shift of information technology resources to maintenance activities from those activities that were eligible for capitalization.

SG&A—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        SG&A, as a percent of revenue, was 33% for the six months ended June 30, 2003 compared to 37% for the six months ended June 30, 2002. Total SG&A decreased $545 million, or 19%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease relates primarily to lower staffing requirements, lower professional fees associated with re-entering the InterLATA long-distance market, lower bad debt expense and lower marketing and advertising expenses.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees (such as telemarketing and customer service costs), decreased $154 million, or 11%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in salaries and wages of $63 million was primarily due to staffing reductions totaling 4,800 employees. Commission payments also decreased by $34 million. The decrease in professional fees of $199 million was primarily due to lower costs associated with re-entering the InterLATA long-distance market, reduced payments to third-party service providers as we re-incorporated certain previously outsourced customer service functions in the wireless services segment and lower volumes in the wireless segment. Partially offsetting these decreases was an increase of $139 million due to the combination of increased incentive compensation costs and increased benefits costs, mainly as a result of a decrease in the pension credit.

        Property and other taxes decreased $77 million, or 24%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Reduced property and other taxes resulted from changes in property tax estimates and increased sales tax estimates in the first six months of 2002.

        Bad debt expense decreased $168 million, or 49%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Bad debt decreased as a percentage of revenue to 2.4% for the six months ended June 30, 2003 from 4.3% for the same period in 2002. The decrease was primarily caused by bad debt expense we recorded in 2002 associated with uncollectible receivables from MCI and other large wholesale customers.

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, decreased $146 million, or 18%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease was driven by lower marketing, advertising, software and real estate expenses.

Combined Pension and Post-Retirement Benefits

        Our results include post-retirement benefit expenses, net of pension credits, of $56 million in the second quarter of 2003, a pension credit, net of post-retirement benefit expenses, of $9 million in the second quarter of 2002, post-retirement benefit expenses, net of pension credits, of $113 million in the six months ended June 30, 2003 and a pension credit, net of post-retirement benefit expenses, of $25 million in the six months ended June 30, 2002. Absent these expenses or credits our net loss in the applicable period would have been higher or lower by these amounts. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated partially to cost of sales with the remaining balance included in SG&A.

        The change to a net benefit expense in the three and six months ended June 30, 2003 from a net pension credit in the three and six months ended June 30, 2002 is primarily due to decreased return on investments in the benefit trusts and increased medical costs for plan participants.

Depreciation

        Depreciation expense for the three months ended June 30, 2003 decreased by $263 million, or 28%, compared to the three months ended June 30, 2002. For the six months ended June 30, 2003, depreciation expense decreased $528 million, or 28%, compared to the same period of 2002. The decrease in both the three and six month periods was primarily the result of the $10.5 billion impairment charge we recorded as of June 30, 2002 and the resulting decrease in the depreciable basis of our fixed assets as discussed below.

Other Intangible Assets Amortization

        Amortization expense for the three months ended June 30, 2003 decreased by $80 million, or 42%, compared to the same period of 2002. For the six months ended June 30, 2003, amortization expense decreased $145 million, or 40%, compared to the same period of 2002. The decrease for both the three and six month periods was primarily the result of the charge we recorded as of June 30, 2002 related to the impairment of our assets, which included an impairment charge of approximately $1.2 billion to other intangible assets with finite lives, reducing their amortizable basis by that amount.

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

Asset Impairment Charges

        Effective June 30, 2002, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, a general deterioration of the telecommunications market, downward revisions to our expected future results and other factors indicated that our investments in our long-lived assets may have been impaired at that date. In accordance with SFAS No. 144, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows as follows: traditional telephone network; national fiber optic broadband network; international fiber optic broadband network; wireless network; web hosting and application service provider assets; certain assets held for sale and out-of-region DSL. Based on the gross undiscounted cash flow projections, we determined that all of our asset groups, except our traditional telephone network, were impaired at June 30, 2002. For those asset groups that were impaired, we then estimated the fair value using a variety of techniques. At June 30, 2002, we determined that the fair values were less than our carrying amounts by $10.493 billion in the aggregate.

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

Restructuring and Other Charges (Credits)

        A summary of restructuring and other charges, which includes the reversal of Merger-related reserves in 2002, recorded to our condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
2003 restructuring reserve	$13	$—	$25	$—
2001 restructuring plan additional provisions	—	—	—	61
Merger reserve additional charges (reversals)	—	(5)	—	(35)
Other restructuring related charges	4	—	5	—

Total restructuring, Merger-related and other charges (credits)	$17	$(5)	$30	$26

2003 Restructuring

        During the six months ended June 30, 2003, we identified planned employee reductions in various functional areas and ceased use of a number of operating and administrative facilities. As a result, we established a reserve and recorded a charge to our condensed consolidated statement of operations of $25 million to cover the costs associated with these actions as more fully described below.

        The 2003 activities included charges of $25 million for severance benefits and other charges pursuant to established severance policies associated with a reduction in employees. We identified 750 employees from various functional areas to be terminated as part of this reduction. At June 30, 2003, 300 of the planned reductions had been completed, and $9 million of the restructuring reserve had been used for severance payments and enhanced pension benefits.

        As a result of these restructuring charges, we expect to realize cost savings of approximately $50 million in 2004.

2001 Restructuring Plans

        During the fourth quarter of 2001, in order to streamline our business and consolidate operations in response to lower customer demand resulting from a decline in economic conditions, we implemented plans to reduce the number of employees, consolidate and sublease facilities, abandon certain capital projects and terminate certain operating leases. We incurred restructuring and other charges totaling $61 million for the six months ended June 30, 2002.

        A number of our web hosting centers were leased from third parties through synthetic lease arrangements as discussed in Note 7—Restructuring and Merger-Related Charges to our condensed consolidated financial statements in Item 1 of this report. In March 2002, we exercised our option under synthetic lease facilities through which the web hosting centers were financed and purchased the buildings. We paid $254 million to acquire the buildings pursuant to these options. We assessed the fair value of the buildings based on other comparable market activity and determined the guaranteed residual value under the synthetic lease facilities exceeded the fair value by $94 million. Consequently, we recorded a charge of $61 million to increase the estimated costs of exiting these facilities, net of an expected sublease loss recorded in 2001.

Merger-Related Charges

        We considered those costs that were incremental and directly related to the June 30, 2000 acquisition of U S WEST, Inc., or the Merger, to be "Merger-related." During the six months ended June 30, 2002, we reversed $35 million of the Merger-related accrual. The reversal resulted from favorable developments in the matters underlying contractual settlements and legal contingencies. As of June 30, 2003 total Merger-related accruals of $22 million are included on our condensed consolidated balance sheet. These relate primarily to outstanding legal contingencies. As the matters identified as contract settlement and general legal contingencies are resolved, any amounts due will be paid and charged against our remaining accrual. Any differences between amounts accrued and actual payments made will be reflected in Merger-related charges included in restructuring and other charges (credits) in our condensed consolidated statement of operations for the period in which the difference is identified.

Total Other Expense—Net

        Other expense—net includes interest expense, net of capitalized interest; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; our share of the investee's income or losses and impairment of investments accounted for under the equity method of accounting and interest income.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Change	%	2003	2002	Change	%
	(Dollars in millions)
Interest expense—net	$444	$450	$(6)	(1)%	$884	$874	$10	1%
Losses and impairment of investment in KPNQwest	—	576	(576)	(100)%	—	1,190	(1,190)	(100)%
Loss on sale of investments and other investment write-downs	3	6	(3)	(50)%	9	75	(66)	(88)%
Gain on early retirement of debt	(8)	—	(8)	nm	(29)	(9)	(20)	(222)%
Other (income) expense—net	(58)	20	(78)	390%	(104)	6	(110)	nm

Total other expense—net	$381	$1,052	$(671)	(64)%	$760	$2,136	$(1,376)	(64)%

nm—not meaningful

        Interest expense—net.    Interest expense—net, was $884 million for the six months ended June 30, 2003, compared to $874 million for the six months ended June 30, 2002. Total interest-bearing debt decreased approximately $3.8 billion from June 30, 2002 to June 30, 2003, however, interest expense remained flat due to higher interest rates on our debt.

        Losses and impairment of investment in KPNQwest.    In May 2002, KPNQwest filed for bankruptcy protection and ceased operations. We do not expect to recover any of our investment in KPNQwest and, as a result, in the second quarter of 2002, we wrote-off our remaining $576 million investment in KPNQwest, which brought the total losses and impairments recognized related to our investment in KPNQwest to $1.190 billion for the six months ended June 30, 2002.

        Gain on early retirement of debt.    For the three months ended June 30, 2003, we exchanged $55 million face amount of debt for common stock with an aggregate value of $47 million resulting in a gain of $8 million. For the six months ended June 30, 2003, we exchanged $142 million face amount of debt for equity with an aggregate value of $113 million. These transactions resulted in a gain of $29 million for the six months ended June 30, 2003.

        Other (income) expense—net.    Included in other income for the three and six months ended June 30, 2003 are gains totaling $45 million and $82 million, respectively, related to the early termination of services contracts and indefeasible rights of use, or IRU, arrangements with certain customers. Under these arrangements, we received cash upfront and were recognizing revenue over the multi-year terms of the related agreements. In these cases where the customers elected to terminate the agreements prior to their contractual end and we had no continuing obligations, we recognized the remaining portion of the deferred revenue as of the termination date.

Income Tax Benefit

        Our continuing operations effective income tax benefit rate was 38.7% for the three months ended June 30, 2003, compared to 14.1% for the same period in 2002. On a year-to-date basis, our continuing operations effective income tax benefit rate was 38.8% in 2003 compared to 14.2% for the first six months of 2002. For the 2002 periods, our effective benefit rate was impacted by non-deductible charges related to the impairment of our goodwill and the impairment of our investment with KPNQwest which were recorded in the first and second quarters of 2002. Additionally, in the second quarter of 2002, we recorded a non-cash charge of approximately $1.7 billion to establish a valuation allowance against the net federal and state deferred tax assets created by the significant impairment charge we recorded for property, plant and equipment.

Income from Discontinued Operations—Net of Tax

        Income from discontinued operations for the three months ended June 30, 2003 increased to $61 million, from $28 million for the same period ended in 2002. This was primarily due to a charge of $120 million for impairment of long-lived assets recorded in June of 2002 regarding certain web hosting centers which are a part of our discontinued operations. Income from discontinued operations decreased to $127 million for the six months ended June 30, 2003 from $153 million for the same period ended 2002. This decrease was primarily due to lower revenues in 2003 from our directory publishing business, Dex, which we sold a substantial portion of during the fourth quarter of 2002. On November 8, 2002 we completed the sale of the Dex East business for $2.75 billion in cash.

Segment Results

        Set forth below is revenue and operating expense information for the three and six months ended June 30, 2003 and 2002 for our three operating segments at June 30, 2003: wireline, wireless and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Until September 2003, we also operated a fourth segment, our directory publishing business, which as described in Note 4—Discontinued Operations including Assets Held for Sale to our condensed consolidated financial statements in Item 1 of this report, has been classified as discontinued operations in our condensed consolidated statements of operations in Item 1 of this report and accordingly is not presented in our segment results below.

        Segment income consists of each segment's revenues and direct expenses. Segment revenues are based on the types of products and services offered as described in results of operations above. The network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, we do not allocate network infrastructure costs to individual products. Consequently, product margin impacts of certain revenue increases or decreases are not provided within our discussion of the results. Direct administrative costs include sales, customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate, legal, marketing services and human resources are included in the other services segment. We manage indirect administrative services costs centrally; consequently, the costs are not allocated to the wireline or wireless services segments. Similarly depreciation, amortization, interest expense, interest income and other income (expense) are not allocated to either the wireline or wireless segments.

        Since certain expenses have not been allocated to the segments, we have disclosed segment expenses without distinguishing between cost of sales and SG&A.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Operating revenues:
Wireline services	$3,435	$3,701	$(266)	(7)%	$6,896	$7,478	$(582)	(8)%
Wireless services	153	183	(30)	(16)%	305	371	(66)	(18)%
Other services	8	27	(19)	(70)%	19	45	(26)	(58)%

Total operating revenues	$3,596	$3,911	$(315)	(8)%	$7,220	$7,894	$(674)	(9)%

Operating expenses:
Wireline services	$1,831	$2,238	$(407)	(18)%	$3,693	$4,309	$(616)	(14)%
Wireless services	87	153	(66)	(43)%	186	314	(128)	(41)%
Other services	695	673	22	3%	1,378	1,359	19	1%

Total operating expense	$2,613	$3,064	$(451)	(15)%	$5,257	$5,982	$(725)	(12)%

Segment income (loss):
Wireline services	$1,604	$1,463	$141	10%	$3,203	$3,169	$34	1%
Wireless services	66	30	36	120%	119	57	62	109%
Other services	(687)	(646)	(41)	(6)%	(1,359)	(1,314)	(45)	(3)%

Total segment income	$983	$847	$136	16%	$1,963	$1,912	$51	3%

Wireline

Wireline Revenues

        For a discussion of wireline revenues please see Results of Operations—Operating Revenue above. Since it is expected to continue to be by far the largest component of our business, this segment will continue to be our primary focus going forward.

Wireline Expenses

        The following table sets forth additional expense information as to the composition of wireline expenses for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30				Six Months Ended June 30
	2003	2002	Decrease	%	2003	2002	Decrease	%
	(Dollars in millions)
Employee and service-related costs	$749	$799	$(50)	(6)%	$1,507	$1,677	$(170)	(10)%
Facility costs	698	807	(109)	(14)%	1,409	1,496	(87)	(6)%
Network expenses	63	66	(3)	(5)%	121	130	(9)	(7)%
Bad debt	61	194	(133)	(69)%	140	274	(134)	(49)%
Non-employee related costs	260	372	(112)	(30)%	516	732	(216)	(30)%

Total wireline operating expense	$1,831	$2,238	$(407)	(18)%	$3,693	$4,309	$(616)	(14)%

Wireline Expenses—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        Segment operating expenses for the wireline services segment decreased $407 million, or 18%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease is primarily attributable to decreases in facility costs and bad debt expenses.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and overtime, declined $50 million, or 6%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease was due to decreased salaries and wages of $32 million related to staffing reductions totaling approximately 4,500 employees and lower commissions of $25 million due to fewer sales representatives and lower sales.

        Facility costs decreased $109 million, or 14%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease is related to lower out-of-region long-distance volumes and expanded network optimization efforts.

        Bad debt expense decreased $133 million, or 69%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. During the second quarter of 2002, we recognized bad debt expense for potential collection issues associated with MCI and other large wholesale customers. MCI subsequently filed for bankruptcy protection.

        Non-employee related costs, such as marketing and advertising, rent, software expense, cost of sales of CPE and reciprocal compensation payments, decreased $112 million, or 30%, for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002. The decrease is attributable to lower marketing and advertising expenses, decreased CPE costs associated with lower volumes and improved inventory management and lower external commissions.

Wireline Expenses—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Segment operating expenses for the wireline services segment decreased $616 million, or 14%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and overtime, declined $170 million, or 10%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease was due primarily to decreased salaries and wages of $96 million related to staffing reductions totaling approximately 4,500 employees. In addition, we experienced lower commission costs due to lower sales and fewer sales representatives.

        Facility costs decreased $87 million, or 6%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 as the result of lower out-of-region long-distance volumes and lower third-party network costs.

        Bad debt expense decreased $134 million, or 49%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. During the second quarter of 2002, we recognized $194 million of bad debt expense for potential collection issues associated with MCI and other large wholesale customers. MCI subsequently filed for bankruptcy protection.

        Non-employee related costs, such as network real estate, cost of sales for CPE and reciprocal compensation payments, decreased $216 million, or 30%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease was primarily due to lower marketing and advertising costs, lower CPE costs associated with lower volumes and improved inventory management and lower external commissions associated with lower revenues.

Wireless

Wireless Revenues

        For a discussion of wireless revenues please see Results of Operations—Operating Revenue—Wireless above.

Wireless Expenses

        The following table sets forth additional expense information as to the composition of wireless expenses for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Decrease	%	2003	2002	Decrease	%
	(Dollars in millions)
Employee and service-related costs	$30	$53	$(23)	(43)%	$61	$120	$(59)	(49)%
Network expenses	31	37	(6)	(16)%	60	74	(14)	(19)%
Bad debt	10	32	(22)	(69)%	32	59	(27)	(46)%
Non-employee related costs	16	31	(15)	(48)%	33	61	(28)	(46)%

Total wireless operating expense	$87	$153	$(66)	(43)%	$186	$314	$(128)	(41)%

Wireless Expenses—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        Wireless services expenses declined $66 million, or 43%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime, telemarketing and customer service costs, decreased $23 million, or 43%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease was primarily due to reduced sales activity.

        Bad debt expense decreased $22 million, or 69%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease in bad debt expense can be attributed to lower customer acquisitions and tighter credit policies.

        Non-employee related costs, such as real estate and marketing and advertising expense, decreased $15 million, or 48%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease primarily relates to lower marketing and advertising costs associated with our strategic decision to de-emphasize the sale of wireless services on a stand-alone basis.

Wireless Expenses—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Segment operating expenses for the wireless services segment declined $128 million, or 41%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime, telemarketing and customer service costs, decreased $59 million, or 49%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease was primarily due to reduced sales activity.

        Bad debt expense decreased $27 million, or 46%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in bad debt expense can be attributed to lower customer acquisitions and tighter credit policies.

        Non-employee related costs, such as real estate and marketing and advertising, decreased $28 million, or 46%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease relates primarily to lower marketing and advertising costs associated with our strategic decision to de-emphasize the sale of wireless services on a stand-alone basis.

Other Services

Other Services Expenses

        As previously noted, the other services segment includes unallocated corporate expenses for functions such as finance, information technology, legal, marketing services, real estate and human resources, which we centrally manage. The following table sets forth additional expense information to provide greater detail as to the composition of other services expenses for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Increase/ (Decrease)%		2003	2002	Increase/ (Decrease)%
	(Dollars in millions)
Employee and service-related costs	$341	$330	$11	3%	$673	$595	$78	13%
Real estate costs	100	106	(6)	(6)%	203	218	(15)	(7)%
Property taxes	115	131	(16)	(12)%	240	318	(78)	(25)%
Non-employee related costs	139	106	33	31%	262	228	34	15%

Total other services expenses	$695	$673	$22	3%	$1,378	$1,359	$19	1%

Other Services Expenses—Three months ended June 30, 2003 as compared to the three months ended June 30, 2002

        Segment operating expenses for the other services segment increased $22 million, or 3%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

        Property and other taxes decreased $16 million, or 12%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Reduced property and other taxes are a result of changes in property tax estimates.

        Non-employee related costs increased $33 million, or 31%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase was driven by a shift of information technology resources to maintenance activities from those activities that were eligible for capitalization offset by lower software purchases.

Other Services Expenses—Six months ended June 30, 2003 as compared to the six months ended June 30, 2002

        Segment operating expenses for the other services segment remained relatively flat for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

        Employee and service-related costs, such as salaries and wages, benefits and overtime, increased $78 million, or 13%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase is primarily due to increased incentive compensation costs and a reduction in the net pension credit as discussed in Combined Pension and Post-Retirement Benefits. The increases were partially offset by decreased professional fees due to lower costs related to re-entry into the long-distance market.

        Real estate costs decreased $15 million, or 7%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 due to reduced administrative space needs attributable to lower staffing requirements.

        Property and other taxes decreased $78 million, or 25%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Reduced property and other taxes resulted from changes in property tax estimates and increased sales tax estimates in the first six months of 2002.

        Non-employee related costs increased $34 million, or 15%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase was driven by a shift of information technology resources to maintenance activities from those that were eligible for capitalization.

Liquidity and Capital Resources

Financial Position

        Our working capital, or current assets less current liabilities, increased $1.9 billion to $1.4 billion at June 30, 2003 from a deficit of ($487) million at December 31, 2002. The increase in this position was due to the replacement of approximately $1.5 billion of current debt with $1.75 billion of a new long-term senior term loan completed on June 9, 2003.

        As of September 30, 2003, June 30, 2003 and December 31, 2002, our consolidated debt was $21.27 million, $22.48 billion and $22.54 billion, respectively. In addition, our unrestricted cash balances were approximately $6.1 billion, $2.8 billion and $2.3 billion, as of the same dates. We expect to use our cash primarily to invest in telecommunications assets and/or to redeem indebtedness. To preserve capital and maintain liquidity, we invest with financial institutions deemed to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular investment. Recently, we have taken the following measures to improve our near-term liquidity and our capital structure and generally reduce financial risk:

  •
  amended and restated our Credit Facility (defined below) in order to (a) lengthen the maturity, (b) obtain more flexible covenants and (c) achieve a more favorable amortization schedule;

  •
  sold the Dex directory publishing business, which generated gross cash proceeds of $7.05 billion (phase one closed November 2002 for $2.75 billion and phase two closed September 2003 for $4.3 billion);

  •
  reduced capital investment and continued to manage working capital;

  •
  refinanced our debt due in 2003 with debt that has maturities in 2007 and 2010; and

  •
  commenced a tender offer on November 19, 2003 for up to $2.25 billion in aggregate principal amount of our debt securities.

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

        Operating Activities.    We generated cash from operating activities of $1.275 billion and $1.376 billion for the six months ended June 30, 2003 and 2002, respectively, or a decrease of $101 million. For the six months ended June 30, 2003, cash from operating activities was negatively affected by a decrease in deferred revenue and customer deposits of $201 million and reduced revenues. For the six months ended June 30, 2002 cash from operating activities was negatively affected by a decrease in accounts payable and accrued expenses of $170 million and a reduction of $282 million of restructuring and Merger-related reserves. Offsetting these negative effects for the six months ended June 30, 2002 were improvements in various working capital components amounting to $238 million.

        Our bad debt expense has decreased to 2.4% of our total operating revenues for the six months ended June 30, 2003 compared to 4.3% for the same period ended 2002. The decrease was primarily caused by bad debt expense we recorded in 2002 associated with uncollectible receivables from MCI and other large wholesale customers.

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

        Investing Activities.    Cash used in investing activities was $956 million and $2.511 billion for the six months ended June 30, 2003 and 2002, respectively, or a decrease of $1.555 billion. Cash used in investing activities for the six months ended June 30, 2003 was primarily for capital expenditures of $934 million as compared to capital expenditures of $1.770 billion for the six months ended June 30, 2002. This decrease in capital expenditures of $836 million was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and reduced customer demand. Cash used in investing activities for the six months ended June 30, 2002 also included a $750 million dollar payment held in escrow for future debt payments. This escrow payment, classified as a prepaid asset at June 30, 2002, was required as part of our syndicated credit facility, or Credit Facility, agreement and the funds were disbursed in July of 2002 to pay scheduled maturities.

        Capital expenditures by segment are as follows:

	For the Six months Ended,
	2003	2002
	(Dollars in millions)
Wireline	$722	$1,150
Wireless	11	42
Other	235	607

Total capital expenditures	968	1,799
Non-cash investing activities	(34)	(29)

Total cash capital expenditures	$934	$1,770

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

        Financing Activities.    Cash provided by financing activities was $12 million for the six months ended June 30, 2003 and $1.286 billion for the same period ended 2002. As of June 30, 2003, we had no unused credit capacity available to us under the Qwest Services Corporation, or QSC, credit facility, or QSC Credit Facility. At June 30, 2003 we were in compliance with all provisions or covenants of our borrowings. Under the QSC Credit Facility, we have obtained a waiver for non-compliance to provide certain quarterly financial information to the lenders. The waiver extended the compliance date for the first and second quarter financial information for 2003 to December 31, 2003.

Financing Activities for the Three and Six Months Ended June 30, 2003

        During the second quarter of 2003, we exchanged approximately 12 million shares of our common stock with an aggregate value of $47 million for $55 million face amount in Qwest Capital Funding, or QCF, notes and recorded a $8 million gain on the debt extinguishment. We also exchanged $188 million of new QSC notes for $255 million face amount of QCF notes. For the six months ended June 30, 2003, we exchanged approximately 31 million shares of our common stock with an aggregate value of $113 million for $142 million face amount in QCF notes and recorded $29 million of gain on the debt extinguishment. We also exchanged $406 million of new QSC notes for $560 million face amount of QCF notes. All of the debt-for-debt exchanges described above involved new QSC notes with interest rates ranging from 13% to 13.5% while the original QCF notes had interest rates ranging from 6.875% to 7.90%. See Note 6—Borrowings to our condensed consolidated financial statements in Item 1 of this report for a discussion of our exchange transactions.

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

        The floating rate tranche bears interest at London Interbank Offered Rates, or LIBOR, plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at June 30, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%. Also, in connection with this issuance, we reduced our obligation under the QSC Credit Facility by $429 million to a balance of $1.57 billion.

Payment Obligations and Contingencies

        Recent Developments Impacting Commitments.    In September 2003, we terminated our services arrangements with Calpoint, LLC and another vendor and settled certain claims of the parties. We agreed to pay $174 million to terminate these arrangements. However, we will continue to make payments to a trustee related to the Calpoint arrangements for 75% of the unconditional purchase obligation. This obligation will be paid to the trustee ratably through 2006. In connection with these transactions, our third quarter 2003 condensed consolidated financial statements reflect a liability of $346 million and a pretax charge of $393 million. In addition, we expect to realize a cash savings of approximately $118 million in 2004 as a result of these restructurings and additional cash savings through 2006.

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

        Letters of Credit and Guarantees.    At June 30, 2003, we had letters of credit of approximately $68 million and guarantees of approximately $2 million.

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

Recent Developments Impacting Liquidity and Capital Resources

        The following describes developments impacting our liquidity and capital resources from June 30, 2003 through the date of the filing of this report.

        On August 12, 2003, we used cash to payoff the $750 million balance of a borrowing by Dex under a term loan agreement.

        On September 9, 2003, we completed the sale of the Dex West business. The gross proceeds from the sale of the Dex West business were approximately $4.3 billion and were received in cash. We used $321 million of the cash proceeds to reduce our obligation under the QSC Credit Facility to $1.25 billion, and we expect to use the balance to invest in telecommunications assets and/or to redeem other indebtedness.

        Subsequent to June 30, 2003 and through December 3, 2003, we exchanged, through direct transactions, $312 million face amount of debt issued by QCF and Qwest Communications Corporation for $198 million in cash and for equity with an aggregate value of $89 million. We recorded a gain of $24 million related to these transactions.

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

        As of June 30, 2003 and December 31, 2002, approximately $3.0 billion and $2.2 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to LIBOR. A hypothetical increase of one-percentage point in LIBOR rates would increase annual pre-tax interest expense by $30 million. As of June 30, 2003 and December 31, 2002, we also had approximately $3 million and $1.2 billion, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $19.5 billion and $19.0 billion of long-term fixed rate debt at June 30, 2003 and December 31, 2002, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of $0.9 billion and $0.7 billion at June 30, 2003 and December 31, 2002, respectively. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of $1.1 billion and $0.8 billion at June 30, 2003 and December 31, 2002, respectively.

        As of June 30, 2003, Qwest had $2.76 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these accounts.

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

  •
  refinanced our debt due in 2003 with debt that has maturities in 2007 and 2010; and

  •
  commenced a tender offer on November 19, 2003 for up to $2.25 billion in aggregate principal amount of our debt securities.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended June 30, 2003, we issued approximately 12 million shares of our common stock out of treasury that were not registered under the Securities Act of 1933, as amended, in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for approximately $47 million in face amount of debt issued by QCF, a wholly owned subsidiary, and guaranteed by Qwest. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.53 per share to $4.96 per share. No underwriters or underwriting discounts or commissions were involved.

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
(10.20)
Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc., and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
(10.21)
Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc., and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
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
(10.44)
Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Form 10-Q for the quarter ended September 30, 2003).

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

  (b)
  We filed the following reports on Form 8-K during the second quarter of 2003:

  1.
  On April 2, 2003, we filed a report on Form 8-K to announce that we and our subsidiary Qwest Corporation would not file our 2002 Forms 10-K on time and to announce updates on the status of our restatement of our 2001 and 2000 financial statements and KPMG's audit process.

  2.
  On May 29, 2003, we filed a report on Form 8-K announcing that our subsidiary Qwest Corporation had received commitments from Merrill Lynch & Co., Credit Suisse First Boston LLC and Deutsche Bank Trust Company Americas in connection with a senior term loan facility in an amount of up to $1 billion. Included as exhibits to the Form 8-K were the following financial statements of our subsidiary Qwest Corporation: condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002; and certain selected consolidated financial data and restatement adjustment information.

  3.
  On May 29, 2003, we filed a report on Form 8-K announcing our financial results for the first quarter of 2003. Included as exhibits to the Form 8-K were the following financial statements: condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002; and certain selected consolidated financial data. The financial statements and financial data included in this Form 8-K have been superceded by the condensed consolidated financial statements included in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 filed on December 3, 2003.

  4.
  On June 10, 2003, we filed a report on Form 8-K announcing that Qwest Corporation had completed its senior term loan in two tranches for a total of $1.75 billion principal amount of indebtedness and that the aggregate size of the loan was increased over the previously announced $1 billion due to increased lender demand.

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