Form 10-K
period 2003-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-03-11
CIK 1037949

Use these links to rapidly review the document
PART IV
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2003
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File No. 001-15577

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

        On January 31, 2004, 1,771,801,427 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates as of June 30, 2003 was approximately $4.8 billion.

DOCUMENTS INCORPORATED BY REFERENCE

        Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Qwest's definitive proxy statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

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

PART I

ITEM 1. BUSINESS

        We provide local telecommunications and related services, IntraLATA and InterLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We also provide long-distance services and reliable, scalable and secure broadband data, voice and video communications outside our local service area as well as globally. We also provided, until September 2003, directory publishing services in our local service area. In November 2002, we completed the first half of the sale of our directory publishing business; and in September 2003 we completed the sale of the remaining portion. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our consolidated statements of operations.

        We were incorporated under the laws of the State of Delaware in 1997. Pursuant to a merger with U S WEST, Inc. on June 30, 2000, which we refer to as the Merger, we acquired all the operations of U S WEST and its subsidiaries. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest (prior to the Merger, "pre-Merger Qwest") the acquired entity. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, including risks associated with our outstanding legal matters, see the risk factors described in "Special Note Regarding Forward-Looking Statements" in Part II, Item 7 below.

Recent Developments

        As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of the investigations and securities matters to which we are subject. These matters are described in detail in Item 3—Legal Proceedings. We most recently engaged in these preliminary discussions after we announced our 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led us to conclude that a reserve should be provided. Accordingly, we have recorded a reserve in our consolidated financial statements for the estimated minimum liability associated with these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided. At this time, we believe that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of the insurance proceeds, but the use and allocation of these proceeds has yet to be resolved between us and individual insureds. See Item 3—Legal Proceedings—Matters Resolved in the Fourth Quarter of 2003 and Note 10—Other Financial Information in Item 8 of this report.

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment on one or more of these matters in excess of our recorded reserves could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

Operations

        We currently operate in three segments: (1) wireline services; (2) wireless services; and (3) other services. We also maintained, until September 2003, a fourth segment consisting of our directory publishing business. Our remaining directory publishing business was sold in September 2003 to a group of private equity investors. As a result, for purposes of calculating the percentages of revenue of our segments provided below, we have excluded the impact of revenue from our directory publishing business. For additional financial information about our segments see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and Note 15—Segment Information to our consolidated financial statements in Item 8 of this report. The segment revenue percentages contained in this section are based upon financial results prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP.

        We market and sell our products and services to consumer and business customers. In general, our business customers fall into the following categories: (1) small businesses; (2) national and global businesses; (3) governmental entities; and (4) public and private educational institutions. We also provide our products and services to other telecommunications providers on a wholesale basis. We seek to distinguish ourselves from our competitors through our recent and continuing customer service initiatives.

Wireline Services

        We offer a wide variety of wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our telecommunications network, which consists of both our traditional telephone network and our fiber optic broadband network. The traditional telephone network is defined as all equipment used in processing telecommunications transactions within our local service area and forms a portion of the public switched telephone network, or PSTN. The PSTN refers to the worldwide voice telephone network that is accessible to every person with a telephone and a dial tone. Our traditional telephone network is made up of both copper cables and fiber optic broadband cables and serves approximately 16.2 million access lines. Access lines are telephone lines reaching from a central office to customers' premises.

        Our fiber optic broadband network extends over 180,000 miles to major cities worldwide and enables long-distance voice services and data and Internet services. We rely on our completed metropolitan area network, or MAN rings, and in-building rights-of-way to expand service to existing customers and provide service to new customers who have locations on or near a ring or in a building where we have a right-of-way or a physical presence. The MAN fiber rings allow us to provide these customers with end-to-end connectivity for our broadband data services to large and multi-location enterprises and other telecommunications carriers in key United States metropolitan markets. End-to-end connectivity provides customers with the ability to transmit and receive information at high speed through the entire connection path rather than be limited by dial-up connection speeds.

Wireline Products and Services

        The following reflects the key categories of our wireline products and services.

        Local voice services—consumer, business and wholesale.    Through our traditional telephone network, we originate and terminate local voice services within local exchange service territories as defined by the state Public Utility Commissions, or PUCs. These local voice services include:

  •
  basic local exchange services provided through access lines connected to our portion of the PSTN;

  •
  switching services for customers' internal communications through facilities that we own;

  •
  various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling;

  •
  enhanced voice services, such as voice mail;

  •
  operator services, including directory assistance;

  •
  public telephone service;

  •
  voice customer premises equipment, or CPE; and

  •
  collocation services (i.e. hosting of another provider's telecommunications equipment in our facilities).

        Recently, we also began to offer Internet protocol telephony (sometimes referred to as voice over Internet protocol, or VoIP) in Minnesota on a limited basis. This technology allows us to offer more features at reduced costs to customers. We do not expect to recognize a material amount of revenue from our VoIP offerings in 2004.

        On a wholesale basis, we provide network transport, billing services and access to our local network within our local service area to competitive local exchange carriers, or CLECs, and wireless carriers. These services allow CLECs to provide telecommunications services using our local network. CLECs are communications companies certified by a state PUC or similar agency that provide local exchange service within a local access transport area, or LATA, including LATAs within our local service area. At times, we sell unbundled network elements, or UNEs, that allow our wholesale customers to build their own networks and interconnect with our network.

        Long-distance voice services—consumer, business and wholesale.    We provide three types of long-distance communications services to our consumer, business and wholesale customers.

  •
  We provide IntraLATA long-distance service to our customers nationwide including within our local service area. IntraLATA long-distance service refers to services that cross local exchange area boundaries but originate and terminate within the same geographic LATA. These services include calls that terminate outside a caller's local calling area but within their LATA and wide area telecommunications service or "800" services for customers with highly concentrated demand;

  •
  We provide InterLATA long-distance services nationwide. These services include originating long-distance services for communications that cross LATA boundaries and "800" services. Beginning in the fourth quarter of 2003, we satisfied certain Federal Communications Commission, or FCC, requirements that allowed us to begin providing these services throughout our local service area using our proprietary network assets; and

  •
  We also provide international long-distance services for voice calls that terminate or originate with our customers in the United States.

        Access services—wholesale.    We provide access services primarily to interexchange carriers, or IXCs, for the use of our local network to connect their customers to their data and Internet protocol, or IP, networks. IXCs provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA. Competitive communications companies often operate as both CLECs and IXCs.

        For the years ended December 31, 2003, 2002 and 2001, revenue from voice services (i.e. local voice services, long-distance voice services and access services) accounted for approximately 69%, 71% and 72%, respectively, of our total revenue from continuing operations.

        Data and Internet services—consumer, business and wholesale.    We offer a broad range of products and professional services to enable our customers to transport voice, data and video telecommunications at speeds ranging from 14.4 kilobits per second to 10 gigabits per second. Our customers use these products and services in a variety of ways. Our business customers use them to facilitate internal and external data transmissions, such as transferring files from one location to another. Our consumer customers use them to access email and the Internet under a variety of connection speeds and pricing packages. We provide our data and Internet services in our local service area, nationally and internationally.

        Some of our data and Internet services are described below.

  •
  Digital subscriber line, or DSL, which permits existing consumer and business customer telephone lines to operate at higher speeds necessary for video and high-speed data communications to the Internet or private networks. Substantially all of our DSL customers are currently located within our local service area;

  •
  Asynchronous transfer mode, or ATM, which is a broadband, network transport service that provides a fast, efficient way to move large quantities of information over our highly reliable, scalable and secure fiber optic broadband network;

  •
  Frame relay, which is a switching technology that allows data to travel in individual packets of variable length. The key advantage to this approach is that a frame relay network can accommodate data packets of various sizes associated with virtually any data protocol;

  •
  Private lines, which are direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites. Private lines offer a secure solution for frequent communication of large amounts of data between sites;

  •
  Integrated services digital network, or ISDN, is a comprehensive digital network architecture allowing users to transmit voice, data, video and images—separately or simultaneously—over standard telephone lines or fiber optics;

  •
  Dedicated Internet access, or DIA, which offers customers Internet access ranging from 128 kilobits per second to 2.4 gigabits per second;

  •
  Virtual private network, or VPN, which allows businesses with multiple locations to create a private network accessible only by their various offices. VPN provides businesses with a cost-effective alternative to meet their communication needs;

  •
  Internet dial access, which provides Internet service providers, or ISPs, and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure;

  •
  Web hosting, which provides data center services. In its most basic form, web hosting includes space, power and bandwidth. We also offer a variety of server and application management and professional web design services. We currently operate ten web hosting centers, or CyberCentersSM; and

  •
  Professional services, which include network management, the sale, installation and maintenance of data CPE and the building of proprietary fiber-optic broadband networks for our governmental and other business customers.

        On a wholesale basis, we provide collocation services, or hosting of other providers' telecommunications equipment in our facilities. We also provide wholesale private line services primarily to IXCs to allow them use of our local network to connect their customers to their networks.

        For the years ended December 31, 2003, 2002 and 2001, revenue from data and Internet services accounted for approximately 27%, 25% and 24%, respectively, of our total revenue from continuing operations.

Distribution Channels

        We sell our retail wireline products and services through a variety of channels, including direct-sales marketing, telemarketing and arrangements with third-party agents. We also provide the use of similar products and services, and the use of our network assets on a wholesale basis, as described above.

Wireline Services Revenue

        For the years ended December 31, 2003, 2002 and 2001, revenue from wireline services accounted for approximately 96%, 95% and 96%, respectively, of our total revenue from continuing operations.

Wireless Services

        We operate our wireless services segment primarily through our indirect wholly owned subsidiary, Qwest Wireless LLC. In August 2003, Qwest Wireless entered into a service agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communication service, or PCS, wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Under the service agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The service agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Through Qwest Wireless, we also continue to operate a PCS wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network over time.

        We market our wireless products and services through our website, partnership relationships and our sales/call centers. We offer consumer and business customers a broad range of wireless plans, as well as a variety of custom and enhanced features, such as Call Waiting, Caller ID, 3-Way Calling, Voice Messaging, Enhanced Voice Calling and Two-Way Text Messaging. We also offer integrated service, which enables customers to use the same telephone number and voice mail box for their wireless phone as for their home or business phone.

        For the years ended December 31, 2003, 2002 and 2001, revenue from wireless services accounted for approximately 4%, 5% and 4%, respectively, of our total revenue from continuing operations.

Other Services

        We provide other services that primarily involve the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. The majority of these properties are located in our local service area.

Directory Publishing

        Through our wholly owned subsidiary, Qwest Dex, Inc., or Dex, we have historically published telephone directories in our local service area. During 2003, we completed the sale of our directory publishing business.

        For the years ended December 31, 2003, 2002 and 2001, revenue from directory publishing was included in income from discontinued operations. For additional information see Note 6—Assets Held for Sale including Discontinued Operations to our consolidated financial statements in Item 8 of this report.

Customer Service Initiatives

        With increased levels of competition in the telecommunications industry resulting from statutory and regulatory developments and technology advancements, we believe competitive providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives supporting our Qwest Spirit of Service™ brand commitment. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. For example, we have entered into strategic relationships with providers of wireless and video communications to improve our product offerings, we are restructuring our pricing packages and we are investing in improved billing and customer communication systems.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

        Either directly or through our subsidiaries, we own or have licenses to various patents, trademarks, trade names, copyrights and other intellectual property necessary to the conduct of our business. We do not believe that the expiration of any of our intellectual property rights, or the non-renewal of those rights, would materially affect our results of operations.

Competition

Wireline Services

        Local voice services.    In providing local voice services to our consumer and business customers within our local service area, we compete with CLECs, including some owned by national carriers, smaller regional providers, competitive access providers, independent telephone companies, Internet telephony providers, wireless providers and cable companies. Technology substitution, such as wireless substitution for wireline, cable telephony substitution for wireline and cable modem substitution for dial-up modem lines and DSL, has been a significant cause for a decrease in our total access lines in 2003. Competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs such as simplified billing and timely response to service calls.

        The obligation to make number portability available from wireline to wireless service, which was recently mandated by the FCC, is another competitive factor that may increase access line losses. Also, revenue for local voice services may be affected adversely should providers of VoIP services attract a sizable base of customers who use VoIP to bypass traditional local exchange carriers. A related concern is the risk that access charge fees we receive from either IXCs or CLECs will be reduced if phone-to-phone VoIP calls remain unregulated and are not to be subject to intercarrier compensation obligations that apply to traditional telephony.

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

        Our competitors, mainly CLECs and CLEC/IXC combinations, have accelerated their use of unbundled network element-platforms, or UNE-P. This service, which we are required to provide at wholesale rates as a matter of current federal and state laws and regulations, allows our competitors to purchase all of the elements they need to provide competitive local services to our customers. Bell Operating Companies, or BOCs such as Qwest Communications, are required to make their network elements available to the competitors, which allows CLECs and CLEC/IXC combinations an alternative to building their own telecommunications facilities. Consequently, we believe these competitors are able to provide local service at a cost advantage, allowing them to gain market share. Meanwhile, the obligation to provide UNEs reduces our revenue and margin. We believe the offering of UNE services will continue to cause downward pressure on our margins and result in incremental retail access line losses.

        Long-distance voice services.    National carriers, CLECs and other resellers, such as AT&T Corporation, Sprint and MCI Inc. (formerly known as Worldcom, Inc.) compete with us in providing InterLATA and IntraLATA long-distance services both inside and outside our local service area. Other BOCs, such as BellSouth Corporation, Verizon Communications and SBC Communications, Inc., also compete in the InterLATA market nationally and, as they have gained FCC approval, within the states in their respective local service areas. Wireless providers also market both IntraLATA and InterLATA long-distance services as a substitute to traditional wireline service.

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

        In addition, the emergence of certain competitors, such as MCI, XO Communications, Inc. and McLeodUSA, Inc., from bankruptcy proceedings with substantially reduced debt could precipitate an industry-wide reduction in prices, thereby causing a decline in our revenues.

        Access services.    Within our local service area, we compete primarily with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. Outside our local service area, we compete primarily with other BOCs and with IXCs. We compete on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as an ILEC helps make us the leader in providing these services within our local service area, increased competition has resulted in a reduction in access minutes of use billed to IXCs and wireless carriers. Also, we earn certain revenues when we originate or terminate calls that are carried by IXCs and wireless carriers that generate carrier access charges for the use of our network. To the extent that VoIP networks or VoIP service providers seek to bypass the traditional methods and obligations to pay this form of intercarrier compensation, or the related "reciprocal compensation" which we earn for use of our network in terminating local calls, these providers could enjoy a competitive advantage versus traditional carriers who must factor the costs of carrier access charges and reciprocal compensation into their charges.

        Data and Internet services.    Business customers are the primary market for these network-related services, although we are increasing our DSL offerings to both consumer and business customers in several markets in our local service area. In providing these services, we compete with national long-distance carriers (such as AT&T, Sprint and MCI), cable operators, BOCs, CLECs and large integrators (International Business Machines Corporation and Electronic Data Systems Corporation). Large integrators are also competing in a new manner, providing customers with managed network services, which takes inter-site traffic off our network. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price. We also compete with cable operators who offer high-speed broadband facilities over cable modem, a technology directly competitive with the DSL modems that we employ. Cable operators who sell data or Internet services via broadband enjoy a regulatory advantage in that they are not presently subject, at least in the jurisdictions in which we operate, to regulation as "telecommunications" providers which imposes many costs and obligations, such as that to make UNE-P available to competitors or to provide competitive access and interconnect rights.

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

Wireless Services

        The market for wireless services within our local service area remains highly competitive. We compete with AT&T Wireless Services, Inc., Verizon Communications Inc., T-Mobile International, Cingular Wireless LLC, Sprint and Nextel Communications, among others. Although we expect our competitive position to improve through offering Sprint's nationwide wireless service under our brand name to customers in our local service area, we continue to face heavy competition from national, and some regional, wireless carriers. Competition may increase as additional spectrum is made available within our local service area, both to new competitors and to current wireless providers who may acquire additional spectrum in order to increase their coverage areas and service quality. Competition in the wireless market is based primarily on price, coverage area, services, features, handsets, technical quality and customer service. Our future competitive position will depend on our ability to successfully integrate Sprint services into our branded service offerings and our ability to offer new features and services in packages that meet our customers' needs.

Regulation

        As a general matter, we are subject to extensive state and federal regulation, including requirements and restrictions arising under the Federal Communications Act, as modified in part by the Telecommunications Act of 1996, or the Telecommunications Act, state utility laws, and the rules and policies of the FCC, state PUCs and other governmental entities. Federal laws and FCC regulations apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over regulated telecommunications services that are intrastate in nature. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required.

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

Interconnection

        The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with, and make UNEs available to, CLECs. These decisions establish our obligations in our local service area and affect our ability to compete outside of our local service area. In May 2002, the U.S. Supreme Court issued its opinion in the appeal of the FCC's rules on pricing of UNEs. The Court affirmed the FCC's rules. Since we were following the FCC's then current UNE pricing rules, this decision did not impact the pricing of our UNEs.

        In May 2002, the D.C. Circuit Court of Appeals issued an order on the FCC's rules that determined the UNEs are required to be made available to competitors. The court reversed the FCC, finding that the agency had not given adequate consideration to or properly applied the "necessary and impair" standard of the Telecommunications Act. The court also ruled that the FCC impermissibly failed to take into account the relevance of competition by other types of service providers, including cable and satellite companies. Finally, the court overturned a separate order of the FCC that had authorized "line sharing" where a CLEC purchases only a portion of the copper line connecting the end-user. This enables the CLEC to provide high-speed broadband services utilizing DSL technology. The D. C. Circuit stayed its order vacating the FCC's rules to permit the FCC to complete an ongoing rulemaking to determine what elements should be unbundled.

        On August 21, 2003, the FCC issued the triennial review order in response to the court's decision. The triennial review order addressed the regulatory status of a number of UNEs and the obligations of ILECs with respect to them. Among the more significant determinations made by the FCC in the triennial review order were: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers using DS-1 switching capacity and above, but state PUCs are allowed to initiate and conclude proceedings within 90 days of October 2, 2003, to rebut this presumption of no impairment and petition the FCC for a waiver; the Colorado, Minnesota and Oregon PUCs initiated such proceedings but did not petition the FCC for a waiver of the no impairment finding; (ii) CLECs are impaired without access to switching and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices); proceedings before state PUCs to rebut these presumptions of impairment may be initiated and concluded within nine months of October 2, 2003; (iii) state PUCs must initiate and conclude within nine months of October 2, 2003, proceedings to approve a "batch hot cut migration process" (a process by which a CLEC's customers served by the UNE-P would be moved to the CLEC's own switch in the event switching is eliminated from UNE-P) to be implemented by ILECs to address the costs and timeliness of the hot cut process; (iv) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing DSL services (referred to as line sharing); however, current line sharing customers are "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (v) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services; and (vi) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport, (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

        We joined with other ILECs in requesting that the D.C. Circuit Court of Appeals invalidate the rules that accompanied and were described in the triennial review order. We argued that the FCC did not comply with the May 2002 ruling by the D.C. Circuit because it failed to properly apply the "necessary and impair" standard and that the FCC impermissibly, and without adequate guidance, delegated to state PUCs its responsibilities under the Telecommunications Act. Other parties challenged various aspects of the triennial review order. On March 2, 2004, consistent with the ILEC's arguments, a three-judge panel of the D.C. Circuit issued a decision vacating and remanding back to the FCC significant portions of the triennial review order. By its terms, the court's mandate will be stayed for 60 days. If the FCC seeks further review of the decision by the D. C. Circuit or the U. S. Supreme Court, the decision may be stayed for a longer period of time.

        In addition to proceedings before the D.C. Circuit relating to the triennial review order, we are also participating in proceedings in all of our in-region states, except Wyoming, Montana, Idaho and South Dakota, that were authorized by the FCC's triennial review order. In these proceedings, we are attempting to demonstrate both the adequacy of our batch hot cut migration process as well as that CLECs would not be impaired in their attempts to compete in the mass market if switching were removed as a UNE. The continued viability and necessity for these state proceedings will likely be affected by the ruling of the D.C. Circuit on the matters pending before it. In light of the D.C. Circuit appeal, Arizona, Colorado, Minnesota, Nebraska, North Dakota, Oregon, Utah and Washington have temporarily suspended their triennial review proceedings.

        On September 15, 2003, the FCC released a Notice of Proposed Rulemaking, instituting a comprehensive review of the rules pursuant to which UNEs are priced and on how the discounts to CLECs are established for their intended resale of our services. In particular, the FCC indicated that it will re-evaluate the rules and principles surrounding Total Element Long Run Incremental Cost which is the basis upon which UNE prices are set.

Access Pricing

        The FCC has initiated a number of proceedings that could affect the rates and charges for access services that we sell or purchase. These proceedings and related implementation of resulting FCC decisions have not yet been completed. Because there are a number of such proceedings that are inter-related, and because new technologies (such as VoIP) are emerging that pose further complications, it may take some time for the rulemaking to be completed. It is possible that the FCC will recommend a major restructuring of the current system of intercarrier compensation for use of local networks, and this would affect our rights to claim payment for carrier access charges. There has been a national trend towards reducing the amounts charged for "reciprocal compensation" for use of our networks to terminate local, IntraLATA and other intrastate calls, in preference for a "bill and keep" approach, but this is subject to varying decisions and interests by the state agencies that govern these intrastate rates. From time to time, the state PUCs which regulate intrastate access charges conduct proceedings that may affect the rates and charges for those services.

        On May 31, 2000, the FCC adopted the access reform and universal service plan developed by the Coalition for Affordable Local and Long-Distance Service, or CALLS. The adoption of the CALLS proposal resolved a number of outstanding issues before the FCC. The CALLS plan has a five-year life and provides for the following: (i) elimination of the residential pre-subscribed IXC charge; (ii) increases in subscriber line charges; (iii) reductions in switched access usage rates; (iv) the removal of certain implicit universal service support from access charges and direct recovery from end-users; and (v) commitments from participating IXCs to pass through access charge reductions to end-users. We have opted into the five-year CALLS plan.

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

Intercarrier Compensation

        On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commenced a broad inquiry into, and initiated a fundamental re-examination of, all forms of compensation flowing between carriers as a result of their networks being interconnected. There are two primary forms of intercarrier compensation: (i) reciprocal compensation that applies to local traffic; and (ii) access charges that apply to long-distance traffic. The purpose of this FCC proceeding is to examine existing forms of intercarrier compensation and explore alternatives. One form of compensation that is being examined is "bill and keep" under which carriers freely exchange traffic and collect charges from their end-user customers in lieu of the present system in which carriers are obligated to compensate one another for network utilization. The rules emanating from this rulemaking could result in fundamental changes in the charges we collect from other carriers and our end-users.

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

Wireless Local Number Portability

        On November 10, 2003, the FCC issued an order and further notice of proposed rulemaking on local number portability, or LNP, mandating that wireline carriers must port telephone numbers to wireless carriers. The LNP order provided guidance to both the wireline and wireless industries on matters related to "intermodal" LNP, or the ability of customers to switch from a wireline carrier to a wireless carrier or from a wireless to a wireline carrier without changing telephone numbers.

        In the LNP order, the FCC prescribed that porting from a wireline carrier to a wireless carrier is required where the requesting wireless carrier's coverage area overlaps the geographic location in which the wireline number is provisioned, including cases where the wireless carrier does not have point of interconnection or numbering resources in the rate center to which the phone number is assigned. The FCC also sought comment on, and will issue further rules regarding, the facilitation of wireless to wireline porting in cases where the rate center associated with the wireless number is different from the rate center in which the wireline carrier seeks to serve the customer. The LNP order was preceded by an FCC order, dated October 7, 2003, that dealt with issues related to implementation of wireless-to-wireless LNP.

        The FCC's rules, particularly those related to wireline-to-wireless LNP, may result in an acceleration of our access-line losses.

Voice Over Internet Protocol

        On December 1, 2003, the FCC conducted a public forum hearing to gather information concerning advancements, innovations, and regulatory issues related to VoIP services. Chairman Powell of the FCC has announced an intention to make VoIP a higher priority on the FCC's agenda in the next year. Furthermore, on February 12, 2004, the FCC issued a press release announcing that it would shortly institute a formal rulemaking proceeding addressing many issues related to VoIP. This rulemaking will likely raise issues that overlap, to a degree, with the rulemaking concerning ILEC Broadband Telecommunications Services and the Intercarrier Compensation proceeding. There are a number of issues that have been presented to the FCC that concern VoIP and that could affect our business. One is whether VoIP, and/or other forms of VoIP, should be subject to ordinary intercarrier compensation requirements and other federal or state requirements such as those that impose a fee to support "universal service" and support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. Another issue is whether VoIP providers should have any exemption or immunity from either federal or state regulation and, if so, what should be the parameters of this exemption or immunity. We are following these developments closely, as our network is capable of VoIP transport and similarly can be used to carry combinations of voice and other forms of data in an IP-addressed packet format. We are committed to development of VoIP for our customers, and our VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified.

Employees

        As of December 31, 2003, we employed approximately 47,000 people. This does not include approximately 1,450 of our former employees who were transferred to a new company in September 2003 in connection with the completion of our sale of Dex.

        Approximately 27,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. In August 2003, we entered into new two-year collective bargaining agreements with the CWA and the IBEW. Each of these agreements was ratified by union members and expires on August 13, 2005. Among other things, these agreements provide for guaranteed wage levels and continuing employment-related benefits.

Financial Information about Geographic Areas

        We provide a variety of telecommunications services on a national and international basis to global and national business, small business, government, consumer and wholesale customers. It is impractical for us to provide financial information about geographic areas.

Website Access

        Our website address is www.qwest.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.qwest.com/about/investor/, under the heading "SEC Filings." These reports are available on our investor relations' website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

        We have adopted written codes of ethics that apply to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder and the New York Stock Exchange rules. These codes of ethics are available on our website at www.qwest.com/about/investor/governance or in print to any stockholder who requests them. In the event that we make any changes to, or provide any waivers from, the provisions of our codes of ethics, we intend to disclose these events on our website or in a report on Form 8-K within five business days of such event.

        In addition, copies of our guidelines on significant governance issues and the charters of our audit committee, compensation and human resources committee and nominating and governance committee are available on our website at www.qwest.com/about/investor/governance or in print to any stockholder who requests them.

ITEM 2. PROPERTIES

        Our principal properties do not lend themselves to simple description by character and location. The percentage allocation of our gross investment in property, plant and equipment consisted of the following:

	December 31,
	2003	2002
Land and buildings	8%	8%
Communications equipment	42%	42%
Other network equipment	43%	42%
General-purpose computers and other	6%	7%
Construction in progress	1%	1%

Total	100%	100%

        Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in plant, property and equipment was approximately $45.1 billion and $44.6 billion at December 31, 2003 and 2002, respectively, before deducting accumulated depreciation.

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

ITEM 3. LEGAL PROCEEDINGS

Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the recent restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these matters, and we can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of these matters. We most recently engaged in these preliminary discussions after we announced our 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led us to conclude that a reserve should be provided. Accordingly, we have recorded a reserve in our consolidated financial statements for the estimated minimum liability associated with these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided.

        At this time, we believe that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of the insurance proceeds, consisting of cash and letters of credit, which were placed in a trust to cover our losses and the losses of individual insureds. However, the use and allocation of these proceeds has yet to be resolved between us and individual insureds. See Matters Resolved in the Fourth Quarter of 2003 below and Note 10—Other Financial Information in Item 8 of this report.

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of our recorded reserves could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

Investigations

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation of Qwest initiated on March 8, 2002. We are continuing in our efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified Qwest accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in our annual report on Form 10-K for the year ended December 31, 2002, or the 2002 Form 10-K. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest's business. We believe the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC. We are continuing in our efforts to cooperate fully with the U.S. Attorney's Office in its investigation.

        During 2002, the United States Congress held hearings regarding us and matters that are similar to those being investigated by the SEC and the U.S. Attorney's Office. We cooperated fully with Congress in connection with those hearings.

        While we are continuing in our efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, we cannot predict the outcome of those investigations. We have engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of us. Such discussions are preliminary and we cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, we would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be substantially in excess of our recorded reserve, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration, or GSA, the GSA is conducting a review of all contracts with Qwest for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether Qwest and its subsidiaries should be considered for debarment. We have been informed that the basis for the referral was the February 2003 indictment against four former Qwest employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. We are cooperating fully with the GSA and believe that Qwest and its subsidiaries will remain suppliers of the government, although we cannot predict the outcome of this referral.

Securities Actions and Derivative Actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against Qwest alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, which we refer to herein as the "consolidated securities action".

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint, or the Fourth Consolidated Complaint, which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order and ordered that discovery, which previously had been stayed during the pendency of the motions to dismiss, proceed regarding the surviving claims. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Complaint, or the Fifth Consolidated Complaint. The Fifth Consolidated Complaint attempts to expand the putative class period previously alleged in the Fourth Consolidated Complaint, seeks to restore the claims dismissed by the court, including claims against certain individual defendants who were dismissed as defendants by the court's dismissal order, and to add additional individual defendants who have not been named as defendants in plaintiffs' previous complaints. The Fifth Consolidated Complaint also advances allegations related to a number of matters and transactions that were not pleaded in the earlier complaints. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of Qwest between May 24, 1999 and July 28, 2002, and names as defendants Qwest, Qwest's former Chairman and Chief Executive Officer, Joseph P. Nacchio, Qwest's former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of Qwest's former officers and current directors and Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period, Qwest and certain of the individual defendants made materially false statements regarding the results of Qwest's operations in violation of section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act and that certain of the individual defendants sold some of their shares of Qwest's common stock in violation of section 20(a) of the Exchange Act. The Fifth Consolidated Complaint further alleges that Qwest and certain other defendants violated section 11 of the Securities Act of 1933, as amended, or the Securities Act, by preparing and disseminating false registration statements and prospectuses for the registration of Qwest common stock to be issued to

U S WEST shareholders in connection with the merger of the two companies, and for the exchange of $3 billion of Qwest's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of Qwest's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of Qwest's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on the Company's Board of Directors, or the Board. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the purported class will seek damages in the tens of billions of dollars. On March 8, 2004, Qwest and other defendants filed motions to dismiss the Fifth Consolidated Complaint.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint, or the Second Consolidated Complaint, described below and referred to as the "consolidated ERISA action". Qwest expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The Second Consolidated Complaint filed on May 21, 2003, names as defendants, among others, Qwest, several former and current directors, officers and employees of Qwest, Qwest Asset Management, Qwest's Plan Design Committee, the Plan Investment Committee and the Plan Administrative Committee of the pre-Merger Qwest 401(k) Savings Plan. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in Qwest's stock, requiring certain participants in the Plan to hold the matching contributions received from Qwest in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in Qwest's stock, continuing to offer Qwest's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring Qwest's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of Qwest's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and Qwest has opposed that motion, which is pending before the court. Defendants filed motions to dismiss the consolidated ERISA action on August 22, 2002. Those motions are also pending before the court.

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of Qwest's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that Qwest and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make Qwest appear successful and to inflate the value of Qwest's stock. The complaint asserts claims under sections 11, 12, 15 and 17 of the Securities Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified above. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

        On December 10, 2002, the, California State Teachers' Retirement System, or CalSTRS, filed suit against Qwest, certain of Qwest's former officers and certain of Qwest's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleged that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in Qwest's equity and debt securities. The complaint alleges, among other things, that defendants engaged in a scheme to falsely inflate Qwest's revenue and decrease its expenses so that Qwest would appear more successful than it actually was during the period in which CalSTRS purchased and sold Qwest securities. The complaint purported to state causes of action against Qwest for (i) violation of California Corporations Code section 25400 et seq. (securities laws); (ii) violation of California Corporations Code section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS sought compensatory, special and punitive damages, restitution, pre-judgment interest and costs. Qwest and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, CalSTRS voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against Qwest with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations and the relief sought remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them. CalSTRS reasserted its claim against Qwest for breach of fiduciary duty as a claim of aiding and abetting breach of fiduciary duty. Qwest filed a second demurrer to that claim, and on November 17, 2003, the court dismissed that claim without leave to amend. Discovery is proceeding in the CalSTRS litigation.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that Qwest, certain of Qwest's former officers and certain current directors and Arthur Andersen LLP caused Qwest's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about Qwest's business, revenues and profits. As a result, New Jersey contends that it incurred hundreds of millions of dollars in losses. New Jersey's complaint purports to state causes of action against Qwest for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, Qwest filed a motion to dismiss. That motion is pending before the court.

        On January 10, 2003, the State Universities Retirement System of Illinois, or SURSI, filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against Qwest, certain of Qwest's former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint which alleges, among other things, that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in Qwest's common stock and debt and equity securities and that defendants engaged in a scheme to falsely inflate Qwest's revenues and decrease its expenses by improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint LLC, KMC Telecom Holdings, Inc., KPNQwest N.V., and Koninklijke KPN, N.V. The second amended complaint purports to state the following causes of action against Qwest: (i) violation of the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) violation of section 11 of the Securities Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets, and disgorgement. All the individual defendants moved to dismiss the action against them for lack of personal jurisdiction. To date, neither Qwest nor the individual defendants have filed a response to the second amended complaint, and the Illinois' court's schedule does not contemplate that answers or motions to dismiss be filed until after the challenges to jurisdiction have been resolved.

        On February 9, 2004, the Stichting Pensioenfonds ABP, or SPA, filed suit against us, certain of our current and former directors, officers, and employees, as well as several other defendants, including Arthur Andersen LLP, Citigroup Inc. and various affiliated corporations of Citigroup Inc., in the United States District Court for the District of Colorado. SPA alleges that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in Qwest's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of Qwest's revenues and growth prospects. SPA alleges claims against Qwest and certain of the individual defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, misrepresentation and conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause Qwest to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than Qwest. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado, or the Federal Derivative Litigation. On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of Qwest's present and former directors and certain former officers and naming Qwest as a nominal defendant. The Federal Derivative Litigation is based upon the allegations made in the consolidated securities action and alleges, among other things, that the defendants breached their fiduciary duties to Qwest by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within Qwest, and causing or permitting Qwest to commit alleged securities violations, thus (1) causing Qwest to be sued for such violations and (2) subjecting Qwest to adverse publicity, increasing its cost of raising capital and impairing earnings. The Federal Derivative Litigation has been consolidated with the consolidated securities action. Plaintiff seeks, among other remedies, disgorgement of alleged insider trading profits.

        On August 9, 2002, a purported derivative lawsuit was filed in the Court of Chancery of the State of Delaware. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. On October 30, 2002, these two alleged derivative lawsuits, or collectively, the Delaware Derivative Litigation, were consolidated. The Second Amended Complaint in the Delaware Derivative Litigation was filed on or about January 23, 2003, naming as defendants certain of Qwest's current and former officers and directors and naming Qwest as a nominal defendant. In the Second Amended Complaint the plaintiffs allege, among other things, that the individual defendants: (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in Qwest's stock: (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within Qwest, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through Qwest's investment bankers; and (iv) improperly awarded severance payments to Qwest's former Chief Executive Officer, Mr. Nacchio and Qwest's former Chief Financial Officer, Mr. Woodruff. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, disgorgement, contribution and indemnification, repayment of compensation, injunctive relief, and all costs including legal and accounting fees. On March 17, 2003, defendants moved to dismiss the Second Amended

Complaint, or, in the alternative, to stay the action. As described below, a proposed settlement of the Delaware Derivative Litigation has been reached.

        On each of March 6, 2002 and November 22, 2002, a purported derivative action was filed in Denver District Court, which we refer to collectively as the Colorado Derivative Litigation. On February 5, 2004, plaintiffs in one of these cases filed an amended complaint naming as defendants certain of Qwest's current and former officers and directors and Anschutz Company, and naming Qwest as a nominal defendant. The two purported derivative actions were consolidated on February 17, 2004. The amended complaint alleges, among other things, that various of the individual defendants breached their legal duties to Qwest by engaging in various kinds of self-dealings, failing to oversee compliance with laws that prohibit insider trading and self-dealing, and causing or permitting Qwest to commit alleged securities laws violations, thereby causing Qwest to be sued for such violations and subjecting Qwest to adverse publicity, increasing its cost of raising capital and impairing earnings.

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation participated in a series of mediation sessions with former United States District Judge Layn R. Phillips. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation. From November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties reached a formal Stipulation of Settlement, which was filed with the Denver District Court. The stipulation of settlement provides, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million of the $200 million from the insurance settlement with certain of our insurance carriers (described below in Matters Resolved in the Fourth Quarter of 2003) will be designated for the exclusive use of Qwest to pay losses and Qwest will implement a number of corporate governance changes. The Stipulation of Settlement also provides that the Denver District Court may enter awards of attorneys' fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.5 million and $125,000, respectively. On February 17, 2004, the Denver District Court entered a Preliminary Approval Order and scheduled a hearing to take place on June 15, 2004, to consider final approval of the proposed settlement and derivative plaintiffs' counsels' request for an award of fees and costs. Pursuant to the Preliminary Approval Order, Qwest mailed, on February 27, 2004, notice of the proposed settlement and hearing to stockholders of its Common stock as of February 17, 2004.

        On or about February 23, 2004, plaintiff in the Federal Derivative Litigation filed a motion in the United States District Court for the District of Colorado to enjoin further proceedings relating to the proposed settlement of the Colorado Derivative Litigation, or alternatively, to enjoin the enforcement of a provision in the Preliminary Approval Order of the Denver District Court which plaintiff claims would prevent the Federal Derivative Litigation from being prosecuted pending a final determination of whether the settlement of the Colorado Derivative Litigation shall be approved. On March 8, 2004, the individual defendants in the Federal Derivative Litigation filed a motion to stay all proceedings in that action pending a determination by the Denver District Court whether to approve the proposed settlement of the derivative claims asserted in the Colorado Derivative Litigation, which would resolve the derivative claims asserted in the Federal Derivative Litigation.

Regulatory Matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission, or the Minnesota Commission, alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other CLECs. On November 1, 2002, the Minnesota Commission issued a written order adopting in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under section 252 of the Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeodUSA and Eschelon Telecom, Inc. discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

        On February 28, 2003, the Minnesota Commission issued its initial written decision imposing fines and penalties, which was later revised on April 8, 2003 to include a fine of nearly $26 million and ordered us to:

  •
  grant a 10% discount off all intrastate Minnesota wholesale services to all CLECs other than Eschelon and McLeodUSA; this discount would be applicable to purchases made by these CLECs during the period beginning on November 15, 2000 and ending on May 15, 2002;

  •
  grant all CLECs other than Eschelon and McLeodUSA monthly credits of $13 to $16 per UNE-P line (subject to certain offsets) purchased during the months of November 2000 through February 2001;

  •
  pay all CLECs other than Eschelon and McLeodUSA monthly credits of $2 per access line (subject to certain offsets) purchased during the months of July 2001 through February 2002; and

  •
  allow CLECs to opt-in to agreements the Minnesota Commission determined should have been publicly filed.

        The Minnesota Commission issued its final, written decision setting forth the penalties and credits described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. On July 25, 2003, we entered into a settlement with the staff of the Arizona Corporation Commission, or the Arizona Commission, to settle this and several other proceedings. The proposed settlement, which must be approved by the Arizona Commission, requires that we provide approximately $21 million in consideration in the form of a voluntary contribution to the Arizona State Treasury, contributions to certain organizations and/or infrastructure investments and refunds in the form of bill credits to CLECs. On December 1, 2003, an administrative law judge issued a recommended decision denying the proposed settlement. The judge also recommended final orders requiring us to pay approximately $11 million in penalties and to issue credits to CLECs for a 24-month period from October 2000 to September 2002 equal to 10% of all sales of wholesale intrastate services provided by us. We filed exceptions to the recommended decision with the full Arizona Commission. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado PUC submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. On June 26, 2003, we received from the FCC a letter of inquiry seeking information about related matters. We submitted our initial response to this inquiry on July 31, 2003. The proceedings and investigations in New Mexico, Colorado and Washington and at the FCC could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        Illuminet, Inc., a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied and subsequently we perfected appeals in both states. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds.

        As a part of the approval by the FCC of the Merger, the FCC required us to engage an independent auditor to perform an attestation review of our compliance with our divestiture of in-region InterLATA services and our ongoing compliance with Section 271 of the Telecommunications Act. In 2001, the FCC began an investigation of our compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, Qwest disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, Qwest made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. Separate from this investigation, Qwest disclosed matters to the FCC in connection with its 2002 compliance audit, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll free services. The FCC has not yet instituted an investigation into the latter categories of matters. If it does so, an investigation could result in the imposition of fines and other penalties against us. The FCC has also instituted an investigation into whether we may have impermissibly engaged in the marketing of InterLATA services in Arizona prior to receiving FCC approval of our application to provide such services in that state.

        We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against Qwest and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that Qwest had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In September 2002, Qwest filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. The case is now in the class certification stage, which Qwest is challenging.

        From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other sales practices. Through December 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. We may become subject to other investigations or complaints in the future and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

        Several purported class actions relating to the installation of fiber optic cable in certain rights-of-way were filed in various courts against Qwest on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in Qwest's favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge Qwest's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge Qwest's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges Qwest's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit Qwest to install Qwest's fiber optic cable on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which Qwest's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which Qwest's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, Qwest filed a proposed settlement of all these matters (except those in Louisiana) in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, Qwest cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with an investment by the plaintiff in securities of KPNQwest. Qwest is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest. On January 27, 2004, the Arizona Superior Court granted Qwest's motion to dismiss the state and federal securities law claims. The claim for breach of fiduciary duty remains pending.

        On October 4, 2002, a putative class action was filed in the federal district court for the Southern District of New York against Willem Ackermans, the former Executive Vice President and Chief

Financial Officer of KPNQwest, in which we were a major shareholder. The complaint alleges, on behalf of certain purchasers of KPNQwest securities, that Ackermans engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and securities. Ackermans was the only defendant named in the original complaint. On January 9, 2004, plaintiffs filed an amended complaint adding as defendants us, certain of our former executives who were also on the supervisory board of KPNQwest, and others.

        We have built our international network outside North America primarily by entering into long-term agreements to acquire optical capacity assets. We have also acquired some capacity from other telecommunications service carriers within North America under similar contracts. Several of the companies from which we have acquired capacity appear to be in financial difficulty or have filed for bankruptcy protection. Bankruptcy courts have wide discretion and could deny us the continued use of the assets under the optical capacity agreements without relieving us of our obligation to make payments or requiring the refund of amounts previously paid. If such an event were to occur, we would be required to write-off the cost of the related optical capacity assets and accrue a loss based on the remaining obligation, if any. We believe that we are taking appropriate actions to protect our investments and maintain ongoing use of the acquired optical capacity assets. At this time, it is too early to determine what effect the bankruptcies will have with respect to the acquired capacity or our ability to use this acquired optical capacity.

        The Internal Revenue Service, or the IRS, has proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves our allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes our allocation of the costs between us and third parties for whom we were building similar network assets during the same time period. Similar claims have been asserted against us with respect to 1997 and 1998, and it is possible that claims could be made against us for other periods. We are contesting these claims and do not believe they will be successful. Even if they are, we believe that any significant tax obligations will be substantially offset as a result of available net operating losses and tax sharing arrangements. However, the ultimate outcomes of these matters are uncertain and we can give no assurance as to whether they will have a material effect on our financial results.

        We are subject to a number of environmental matters as a result of our prior operations as part of the Bell System. We believe that expenditures in connection with remedial actions under the current environmental protection laws or related matters will not be material to our business or financial condition.

Matters Resolved in the Fourth Quarter of 2003

        Since August 2001, we have been in several disputes with Touch America, Inc. relating to, among other things, various billing, reimbursement and other commercial disputes and allegations by Touch America that we violated certain state and federal antitrust and other laws. We recently agreed to resolve all of these matters in a settlement agreement with Touch America that was approved by the United States Bankruptcy Court for the District of Delaware on November 13, 2003, and which became a final order on November 24, 2003. The settlement agreement, as approved by the Bankruptcy Court, provides for: (a) the mutual general release of claims, except for bills for services provided after September 1, 2003; (b) the termination of all proceedings pending before the FCC, and all litigation between Touch America and us; (c) Touch America's forgiveness of a $23 million obligation due from us to Touch America; (d) the adjustment to zero by Touch America and us of all accounts payable and receivable for services delivered from one to the other prior to September 1, 2003; (e) our forgiveness of a $10 million loan to Touch America under a debtor in possession financing agreement; (f) Touch America's agreement to continue to provide or contract for the provisioning of services currently provided to us; (g) our agreement to purchase certain fiber assets necessary to our in-region operations from Touch America for a total price of $8 million; (h) our agreement to purchase certain Frame/ATM assets and customers from Touch America; (i) our agreement to give Touch America $3 million in billing credits; and (j) Touch America's agreement to reject and abandon a lit fiber indefeasible rights of use, or IRU, Qwest sold to Touch America in 2000.

        As disclosed in our 2002 Form 10-K, we were involved in discussions to resolve disputes with several of our insurance carriers over their attempts to rescind or otherwise deny coverage under our director and officer, or D&O, liability insurance policies and employee benefit plan fiduciary liability insurance policies. The insurance policies that the carriers sought to rescind or otherwise deny coverage comprised: (i) the Qwest D&O Liability Runoff Program (for the policy period June 30, 2000 to June 30, 2006), which otherwise provided coverage of up to $250 million for claims that at least in part involve conduct pre-dating the U S WEST Merger; (ii) the Qwest D&O Liability Ongoing Program (for the policy period June 30, 2000 to June 30, 2003), which otherwise provided coverage of up to $250 million for claims exclusively involving post-Merger conduct; and (iii) the Qwest Fiduciary Liability Program (for the policy period June 12, 1998 to June 30, 2003), which otherwise provided coverage of up to $100 million for claims in connection with Employee Benefit Plans. The insurance carriers sought to rescind these policies and any coverage that these policies could provide for, among other things, the consolidated securities action, the actions by CalSTRS, New Jersey and SURSI, the Colorado (federal and state) and Delaware derivative actions, the consolidated ERISA action, the SEC investigation and the U.S. Attorney's Office investigation, which are described above. These matters involve conduct that could give rise to coverage under policies with collective limits of $350 million.

        We reached a settlement of these disputes with the carriers on November 12, 2003, which involved, among other things, an additional payment by us of $157.5 million, and in return, the carriers paid into trust $350 million. Of the $350 million, $150 million in cash is available for our benefit and has been used in large part to reimburse us for defense costs incurred by us in connection with, among other matters, the investigations and securities and derivative actions described above. The remaining $200 million in cash and letters of credit is set aside to cover losses we may incur and the losses of current and former directors and officers and others who have released the carriers in connection with the settlement. The $200 million is comprised of $143 million in cash and $57 million in irrevocable letters of credit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2003 Annual Meeting of Stockholders on December 16, 2003. Philip F. Anschutz, Richard C. Notebaert and Frank P. Popoff were each elected as a Class III director for a term of three years. Linda G. Alvarado, Craig R. Barrett, Thomas J. Donohue, Jordan L. Haines, Cannon Y. Harvey, Peter S. Hellman, Vinod Khosla, Craig D. Slater and W. Thomas Stephens continue to serve as directors pursuant to their prior elections. At the meeting, stockholders present in person or by proxy voted on the following matters:

1.
Election of three Class III directors to the Board to hold office until the third succeeding annual meeting after their election or until their successors are elected and qualified

	Votes For	Votes Withheld
Philip F. Anschutz	1,286,519,107	326,452,958
Richard C. Notebaert	1,550,706,146	62,265,919
Frank P. Popoff	1,456,312,378	156,659,687
2.
Approval of our amended and restated Employee Stock Purchase Plan

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,317,759,575	45,261,230	14,135,656	235,815,604

3.
Stockholder proposal requesting that we exclude as a factor in determining annual or short-term incentive compensation for executive officers any impact on our net income from pension credits

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,548,480,762	47,718,100	16,773,203	N/A
4.
Stockholder proposal requesting that we take necessary steps to eliminate the classification of terms of the Board

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,562,140,860	37,251,094	13,580,111	N/A
5.
Stockholder proposal requesting that we seek advance stockholder approval of future employment agreements with our executive officers that provide cash and non-standard benefits exceeding three times the sum of a given executive's base salary plus target bonus

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,558,396,355	38,918,821	15,656,889	N/A
6.
Stockholder proposal requesting that we adopt a policy of nominating director candidates such that, if elected, a substantial majority of the directors would be "independent"

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
502,150,073	854,704,850	20,301,538	235,815,604
7.
Stockholder proposal requesting that we adopt a policy that all future stock option grants to senior executives be performance-based

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
229,280,400	1,128,247,978	19,628,083	235,815,604
8.
Stockholder proposal requesting that we adopt a policy that some portion of future stock option grants to senior executives be performance-based

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
621,183,300	733,194,917	22,778,244	235,815,604
9.
Stockholder proposal requesting that we establish a policy of expensing in our financial statements the costs of all future stock options issued by us

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
556,841,903	780,274,356	40,040,202	235,815,604

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Qwest Common Stock

        The United States market for trading in our common stock is the New York Stock Exchange. As of January 31, 2004, our common stock was held by approximately 408,000 stockholders of record. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

	Market Price
	High	Low
2003
First quarter	$6.02	$3.10
Second quarter	5.23	3.48
Third quarter	5.09	3.40
Fourth quarter	4.32	3.32
2002
First quarter	$14.93	$7.27
Second quarter	8.00	1.79
Third quarter	3.60	1.11
Fourth quarter	5.69	1.95

        We did not pay any cash dividends on our common stock in 2003 or 2002 nor do we intend to pay any dividends for the foreseeable future.

        For a discussion of restrictions on our subsidiaries' ability to pay dividends to us contained in certain of our debt instruments, see Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

Sales of Unregistered Securities

        During the three months ended December 31, 2003, we issued approximately 2.4 million shares of our common stock that were not registered under the Securities Act in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for $9.8 million in face amount of debt issued by Qwest Capital Funding, Inc., or QCF, a wholly owned subsidiary and guaranteed by Qwest. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.42 per share to $3.58 per share. No underwriters or underwriting discounts or commissions were involved.

ITEM 6. SELECTED FINANCIAL DATA

        On June 30, 2000, we completed the Merger. We accounted for the Merger as a reverse acquisition under the purchase method of accounting, with U S WEST being deemed the accounting acquirer and pre-Merger Qwest the acquired entity. As a result, our consolidated financial statements do not include financial results of pre-Merger Qwest for any period prior to June 30, 2000. The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report. The selected consolidated financial data for the years ended December 31, 2003, 2002 and 2001 are derived from, and are qualified by reference to, our audited consolidated financial statements included in Item 8 of this report.

	Years Ended December 31,
	2003	2002	2001	2000	1999 (Unaudited)
	(Dollars in million, shares in thousands except per share amounts)
Operating revenue	$14,288	$15,371	$16,530	$14,148	$11,746
Operating expenses	14,542	34,288	18,882	14,422	9,101
Operating (loss) income	(254)	(18,917)	(2,352)	(274)	2,645
(Loss) income from continuing operations	(1,313)	(17,618)	(6,117)	(1,442)	884
Net income (loss)(1)	$1,512	$(38,468)	$(5,603)	$(1,037)	$1,084
(Loss) earnings per share(2)
Continuing operations:
Basic	$(0.76)	$(10.48)	$(3.68)	$(1.13)	$1.01
Diluted	$(0.76)	$(10.48)	$(3.68)	$(1.13)	$1.00
Net income (loss):
Basic	$0.87	$(22.87)	$(3.37)	$(0.82)	$1.24
Diluted	$0.87	$(22.87)	$(3.37)	$(0.82)	$1.23
Weighted-average common shares outstanding (in thousands):(2)
Basic	1,738,766	1,682,056	1,661,133	1,272,088	872,309
Diluted	1,738,766	1,682,056	1,661,133	1,272,088	880,753
Dividends per common share	$0.00	$0.00	$0.05	$0.31	$1.36
Balance sheet data:
Total assets	$26,216	$29,345	$72,166	$72,816	$22,914
Total debt(3)	17,508	22,540	25,037	19,157	13,071
Debt to total capital ratio(4)	106.16%	114.36%	41.42%	31.55%	94.04%
Other data:
Cash provided by operating activities	$2,175	$2,388	$3,001	$3,762	$4,546
Cash used for investing activities	(2,340)	(2,738)	(8,152)	(5,256)	(6,462)
Cash (used for) provided by financing activities	(4,856)	(789)	4,660	1,268	1,945
Capital expenditures	2,088	2,764	8,042	7,135	3,944

(1)
Amounts that follow in this footnote are on an after-tax basis. Also, as described in footnote (2), all share and per share amounts for the periods 1999 through 2000 assume the conversion of U S WEST common stock into Qwest common stock.

  2003.    The 2003 net income includes a charge of $140 million ($0.08 per basic and diluted share) for an impairment of assets (primarily cell sites, switches, related tools and equipment inventory and certain information technology systems supporting the wireless network), a net gain of $206 million ($0.12 per basic and diluted share) resulting from the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations", or SFAS No. 143, relating to the reversal of net removal costs where there was not a legal removal obligation, a net charge of $241 million ($0.14 per basic and diluted share) resulting from the termination of services arrangements with Calpoint and another service provider, a net charge of $69 million ($0.04 per basic and diluted share) for restructuring charges, a net charge of $61 million ($0.04 per basic and diluted share) for litigation related losses, a net gain of $23 million ($0.01 per basic and diluted share) relating to the early retirement of debt and a net gain on sale of discontinued operations of $2.619 billion ($1.51 per basic and diluted share).

  2002.    2002 net loss includes a charge of $22.800 billion ($13.55 per basic and diluted share) for a transitional impairment from the adoption of a change in accounting for goodwill and other intangible assets, charges aggregating $14.927 billion ($8.87 per basic and diluted share) for additional goodwill and asset impairments, a net charge of $112 million ($0.07 per basic and diluted share) for Merger-related, restructuring and other charges, a charge of $1.190 billion ($0.71 per basic and diluted share) for the losses and impairment of investment in KPNQwest, a gain of $1.122 billion ($0.67 per basic and diluted share) relating to the gain on the early retirement of debt and income from and gain on sale of discontinued operations of $1.950 billion ($1.16 per basic and diluted share).

  2001.    2001 net loss includes charges aggregating $697 million ($0.42 per diluted share) for Merger-related, restructuring and other charges, a charge of $3.300 billion ($1.99 per basic and diluted share) for the losses and impairment of investment in KPNQwest, a charge of $136 million ($0.08 per basic and diluted share) for a depreciation adjustment on access lines returned to service, a charge of $163 million ($0.10 per basic and diluted share) for investment write-downs, a charge of $154 million ($0.09 per basic and diluted share) for asset impairments, a charge of $65 million ($0.04 per basic and diluted share) for the early retirement of debt and a gain of $31 million ($0.02 per basic and diluted share) for the sale of rural exchanges.

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

(3)
Amounts include outstanding commercial paper borrowings of $3.165 billion, $2.035 billion and $1.265 billion for 2001, 2000 and 1999, respectively, and exclude future purchase commitments, operating leases, letters of credit and guarantees. There were no commercial paper borrowings outstanding as of December 31, 2003 and 2002. At December 31, 2003, the amount of those future purchase commitments, operating leases, letters of credit and guarantees was approximately $7.359 billion.

(4)
The debt to total capital ratio is a measure of the amount of debt in our capitalization. The ratio is calculated by dividing debt by total capital. Debt includes current borrowings and long-term borrowings as reflected on our consolidated balance sheets in Item 8 of this report. Total capital is the sum of debt and total stockholders' (deficit) equity.

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

Business Overview and Presentation

        We provide local telecommunications and related services, IntraLATA (services provided within the same LATA) and InterLATA (services provided across more than one LATA) long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We also provide InterLATA long-distance services and reliable, scalable and secure broadband data, voice and video communications outside our local service area as well as globally.

        We previously provided directory publishing services in our local service area. In 2002, we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in 7 of the 14 states in which we offered these services (referred to as Dex East). In September 2003, we completed the sale of the directory publishing business in the remaining states (referred to as Dex West). As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our consolidated statements of operations.

        Our analysis presented below is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. Our operating revenues are generated from our wireline, wireless and other services segments. The presentation of "Operating Revenue" includes revenue results for each of our customer channels: business, consumer and wholesale for the wireline segment. An overview of the segment results is provided in "Segment Results" below. The segment discussion below reflects the way we reported our segment results to our Chief Executive Officer in 2003.

Restatement of Prior Years' Consolidated Financial Statements

        Our 2002 Form 10-K was filed in October 2003 and contains, among other things, our restated consolidated financial statements for the years ended December 31, 2001 and 2000. In our 2002 Form 10-K, we also attempted to address comments received from the SEC on our previous filings. To date, we have not received comments from the SEC regarding our restatement, the 2002 Form 10-K or the adequacy of our responses to its previous comments.

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry and our local service area. First, technology substitution and competition are expected to continue to cause additional access line losses. We expect industry-wide competitive factors to continue to impact our results and we have developed new strategies for offering complementary services such as satellite television and wireless. Second, our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services. Third, the weak economy in our local service area has impacted demand from both our consumer and business customers. We believe demand for our products and services will continue to be affected because of a slow recovery in our local service area.

Revenue Trends

        Historically, at least 95% of our revenue comes from our wireline segment, which provides voice services and data and Internet services. In general, we have experienced a decline in local voice-related revenue as a result of a decrease in access lines and our competitors' accelerated use of UNE-P to deliver voice services. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for dial-up Internet access lines. UNE-P rules, which require us to sell access to our wireline network to our competitors at wholesale rates, will continue to impact our results. The use of UNE-P is expected to precipitate incremental losses of retail access lines and apply downward pressure on our revenue. We recently re-entered the long-distance market within our local service area; and we expect the anticipated increase in InterLATA long-distance revenue and increases in wireless revenue to offset some of the above mentioned revenue declines. Broadband services have been expanded to allow more of our customers to convert from dial-up Internet connections to our DSL services. In addition, Internet related revenues continue to expand, while offsetting declines in data services have stabilized and, late in 2003, certain data services revenue has shown signs of growth.

        We have begun to experience and expect increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with less profitable product offerings and pricing plans that allow us to retain and attract customers.

        Our wireless revenue has declined as a result of reduced marketing efforts, intense industry competition and the impact of the economic slowdown. Starting in late 2003, we expanded our consumer and small business product offerings to bundle wireless services with our local voice services, broadband services, video services and long-distance services. By offering our customers a complete telecommunications solution, we may experience a decrease in the rate of our wireline access line losses. We have redesigned our local services package to provide customers with choice and simplification. Wireless offerings are being expanded through a new arrangement with Sprint. This arrangement will enable utilization of Sprint's nationwide digital wireless network to offer our customers new voice and data capabilities.

Expense Trends

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. Expenses associated with our new product offerings tend to be more variable in nature. While existing products tend to rely upon our embedded cost structure, the mix of products we expect to sell, combined with regulatory and market pricing stresses, may pressure operating margins. Facility costs are third-party telecommunications expenses we incur to connect customers to networks or to end-user product platforms not owned by us. As revenue decreases, associated facilities costs are not always reduced at the same rate as those revenue declines.

        In order to improve operational efficiencies, and in response to continued declines in revenue, we have implemented restructuring plans in which we reduced the number of our employees and consolidated and subleased idle real estate properties. We have also reduced capital expenditures and expect to continue at this reduced level for the foreseeable future. We will continue to evaluate our staffing levels and cost structure and adjust these areas as deemed necessary.

Results of Operations

Overview

        Our operating revenues are generated within our segments: wireline, wireless and other services. Our wireline segment includes revenue from the provision of voice services and data and Internet services. Within each of the revenue categories described below, we present the customer channel from which the revenue was earned (consumer, business or wholesale). Certain prior year revenue amounts have been reclassified to conform to the current year presentations. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. The following is a description of the sources of our revenue:

  •
  Voice services. Voice services revenue includes local voice services, long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and CPE. Long-distance voice services revenue includes revenue from InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other long-distance providers to connect to our network.

  •
  Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ISDN, ATM and related CPE) and Internet services (such as DSL, DIA, VPN, Internet dial access, web hosting, professional services and related CPE).

  •
  Wireless services. Our wireless services are provided primarily through our wholly owned subsidiary, Qwest Wireless. We offer wireless services to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, Qwest Wireless entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004.

  •
  Other services. Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

        The following table summarizes our results of operations:

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions, except per share amounts)
Operating revenue	$14,288	$15,371	$16,530	$(1,083)	$(1,159)	(7)%	(7)%
Operating expenses, excluding goodwill and asset impairment charges	14,312	15,280	18,631	(968)	(3,351)	(6)%	(18)%
Goodwill impairment charge	—	8,483	—	(8,483)	8,483	nm	nm
Asset impairment charges	230	10,525	251	(10,295)	10,274	(98)%	nm

Operating loss	(254)	(18,917)	(2,352)	18,663	(16,565)	99%	nm
Other expense—net	1,578	1,198	5,010	380	(3,812)	32%	(76)%

Loss before income taxes, discontinued operations, and cumulative effect of changes in accounting principles	(1,832)	(20,115)	(7,362)	18,283	(12,753)	91%	(173)%
Income tax benefit	519	2,497	1,245	(1,978)	1,252	(79)%	101%

Loss from continuing operations	(1,313)	(17,618)	(6,117)	16,305	(11,501)	93%	(188)%
Income from and gain on sale of discontinued operations—net of tax	2,619	1,950	490	669	1,460	34%	nm

Income (loss) before cumulative effect of changes in accounting principles	1,306	(15,668)	(5,627)	16,974	(10,041)	nm	(178)%
Cumulative effect of changes in accounting principles—net of tax	206	(22,800)	24	23,006	(22,824)	nm	nm

Net income (loss)	$1,512	$(38,468)	$(5,603)	$39,980	$(32,865)	nm	nm

Basic and diluted income (loss) per share	$0.87	$(22.87)	$(3.37)	$23.74	$(19.50)	nm	nm

nm—not meaningful

Operating Revenue

        The following table compares operating revenue for 2003, 2002 and 2001:

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Operating revenue
Wireline revenue
Business local voice	$2,277	$2,534	$2,687	$(257)	$(153)	(10)%	(6)%
Consumer local voice	3,933	4,298	4,419	(365)	(121)	(8)%	(3)%
Wholesale local voice	806	888	1,046	(82)	(158)	(9)%	(15)%

Total local voice	7,016	7,720	8,152	(704)	(432)	(9)%	(5)%
Business long-distance	775	809	875	(34)	(66)	(4)%	(8)%
Consumer long-distance	297	335	554	(38)	(219)	(11)%	(40)%
Wholesale long-distance	826	952	1,087	(126)	(135)	(13)%	(12)%

Total long-distance	1,898	2,096	2,516	(198)	(420)	(9)%	(17)%
Business access	87	76	77	11	(1)	14%	(1)%
Consumer access	102	97	100	5	(3)	5%	(3)%
Wholesale access	756	849	1,052	(93)	(203)	(11)%	(19)%

Total access	945	1,022	1,229	(77)	(207)	(8)%	(17)%

Total voice services	9,859	10,838	11,897	(979)	(1,059)	(9)%	(9)%
Business data and Internet	2,291	2,230	1,990	61	240	3%	12%
Consumer data and Internet	216	194	212	22	(18)	11%	(8)%
Wholesale data and Internet	1,284	1,373	1,704	(89)	(331)	(6)%	(19)%

Total data and Internet	3,791	3,797	3,906	(6)	(109)	—	(3)%

Total wireline revenue	13,650	14,635	15,803	(985)	(1,168)	(7)%	(7)%
Wireless revenue	594	694	688	(100)	6	(14)%	1%
Other services revenue	44	42	39	2	3	5%	8%

Total operating revenue	$14,288	$15,371	$16,530	$(1,083)	$(1,159)	(7)%	(7)%

Wireline Revenue

        Wireline revenue declined by $985 million, or 7%, in 2003 and by $1.168 billion, or 7%, in 2002. Data and Internet revenue, as a percentage of total wireline revenue, increased to 28% in 2003, from 26% in 2002 and 25% in 2001. Voice services revenue, as a percentage of total wireline revenue, declined to 72% in 2003, from 74% in 2002 and 75% in 2001. Changes in the components of wireline revenue are described in more detail below.

  Voice Services

        Voice services revenue decreased $979 million, or 9%, in 2003 and decreased $1.059 billion, or 9%, in 2002. The voice services decreases were the result of declines in local voice, long-distance, and access service revenue, as described in more detail below.

  Local voice

        Local voice revenue decreased $704 million, or 9%, in 2003 and decreased $432 million, or 5%, in 2002. Local voice revenue declines were driven by losses of access lines as we have experienced competition from both technology substitution and other telecommunications providers reselling our services by using UNE-Ps. Access lines declined by 797,000, or 5%, in 2003, and by 781,000, or 4%, in 2002. In 2003, we experienced consumer access line declines of 897,000, or 8%, while business retail access lines decreased by 443,000 (which included 145,000 lines lost due to the impact of the MCI bankruptcy), or 9%. UNE-Ps, which are reflected in our wholesale channel, increased by 543,000, or 52%. The increase in UNE-Ps partially offset the loss of retail access lines, but because of the regulated pricing structure of UNE-Ps this applied downward pressure on our revenue. In 2002, we experienced consumer access line declines of 667,000, or 6%, and business retail access line declines of 234,000, or 4%, while UNE-Ps increased by 120,000, or 13%. We also experienced declines in sales of enhanced features and installation and repair services in the consumer channel in both 2003 and 2002, and in the business channel in 2002. Wholesale local voice revenue declined in 2003 and 2002 primarily due to reductions in demand for services such as operator assistance, pay phones, and collocation.

  Long-distance

        Long-distance revenue decreased $198 million, or 9%, in 2003 and decreased $420 million, or 17%, in 2002. In 2002, we evaluated specific long-distance services sold primarily outside of our local service area. Based upon that evaluation, we de-emphasized and stopped promoting certain products, including IntraLATA long-distance in the consumer and business markets and wholesale long-distance, which resulted in a decline in both our 2003 and 2002 revenue. However, in 2003, we re-entered the long-distance market within our local service area and expanded our offerings to provide complementary local and long-distance services. As a result, InterLATA long-distance revenue within our service area increased due to the addition of 2.3 million new customers, partially offsetting other 2003 long-distance revenue declines. The 2002 decline was also due to downward pressure on our prices by our competitors.

  Access services

        Access services revenue decreased $77 million, or 8%, in 2003 and decreased $207 million, or 17%, in 2002, primarily due to the access line losses described above as well as the increase in the number of customers using our local service area long-distance services. In 2003, we recorded a reserve, through reduction of revenue, of $34 million for anticipated customer credits resulting from regulatory rulings that redefined tariffs on local calls. The 2002 decline was also due to reduced demand caused by the bankruptcy of several large customers.

  Data and Internet Services

        Data and Internet services revenue was relatively flat in 2003 and decreased $109 million, or 3%, in 2002.

        In 2003, revenue increases in our Internet products were largely offset by declines in data services. Business channel revenue increased primarily due to increases in Internet dial access and VPN. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, we are recognizing revenue at higher retail rates rather than the lower wholesale rates we charged Microsoft. We have also increased our DSL subscriber base by 25%. We have also expanded our DSL service area to 45% of our local service area. In addition, wholesale channel revenue declined primarily due to decreases in private data lines resulting from the bankruptcies of large customers such as Touch America and MCI.

        In 2002, we experienced revenue increases of $91 million from Internet products. Internet dial access revenue increased primarily from sales to large ISPs and businesses for use in their internal telecommunication networks, while DSL and DIA grew in response to increased demand for access to the Internet. These increases were more than offset by declines of $200 million in data services such as wholesale private line, precipitated in part by the weakened economy.

Wireless Revenue

        Revenue from wireless services decreased by $100 million, or 14%, in 2003 and increased by $6 million, or 1%, in 2002. The decrease in wireless revenue in 2003 was due to our strategic decision to de-emphasize marketing of wireless services on a stand-alone basis coupled with tightened credit policies and intense industry competition. Although the wireless industry revenue grew in total in 2002, our wireless revenue was relatively flat in 2002, due in part to our limited ability to offer a competitive wireless product. Our wireless offerings, which were expanded to allow the bundling of wireless and local voice services, will be further enhanced in 2004 through our aforementioned arrangement with Sprint.

Other Services Revenue

        Other services revenue consists primarily of sublease income from our owned and leased real estate. Other services revenue increased $2 million, or 5%, in 2003 and increased $3 million, or 8%, in 2002. Through our restructuring and other efforts, we have decreased the amount of real estate we manage by 3.4 million square feet, or 8%, in 2003 and by 4.9 million square feet, or 10%, in 2002.

Operating Expenses

        The following table provides further detail regarding our operating expenses:

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Operating expenses:
Cost of sales	$6,386	$6,032	$6,634	$354	$(602)	6%	(9)%
Selling, general and administrative	4,646	5,219	5,496	(573)	(277)	(11)%	(5)%
Depreciation	2,739	3,268	3,704	(529)	(436)	(16)%	(12)%
Goodwill and other intangible amortization	428	579	1,660	(151)	(1,081)	(26)%	(65)%
Goodwill impairment charge	—	8,483	—	(8,483)	8,483	nm	nm
Asset impairment charges	230	10,525	251	(10,295)	10,274	(98)%	nm
Restructuring, Merger-related and other charges	113	182	1,137	(69)	(955)	(38)%	(84)%

Total operating expenses	$14,542	$34,288	$18,882	$(19,746)	$15,406	(58)%	82%

nm—not meaningful

Cost of Sales

        The following table shows a breakdown of cost of sales by major component:

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Facility costs	$3,294	$2,962	$3,042	$332	$(80)	11%	(3)%
Network costs	391	384	538	7	(154)	2%	(29)%
Employee and service-related costs	1,988	1,888	1,868	100	20	5%	1%
Non-employee related costs	713	798	1,186	(85)	(388)	(11)%	(33)%

Total cost of sales	$6,386	$6,032	$6,634	$354	$(602)	6%	(9)%

        Cost of sales includes: facility costs, network costs, salaries and wages directly attributable to products or services, benefits, materials and supplies, contracted engineering services, computer systems support and the cost of CPE sold.

        Cost of sales, as a percentage of revenue, was 45% for 2003, 39% for 2002 and 40% for 2001. Total cost of sales increased $354 million, or 6%, in 2003 and decreased $602 million, or 9%, in 2002. The increase in 2003 was caused in part by the deterioration in product margins as retail access line losses were partially offset by lower margin UNE-Ps sold to our competitors at regulated rates. Margins were also adversely impacted by the settlement of certain purchase obligations. More discussion of these changes is provided below.

        Facility costs increased $332 million, or 11%, in 2003 and decreased $80 million, or 3%, in 2002. The increase in 2003 was primarily due to a $393 million charge resulting from the termination of our services arrangements with Calpoint and another service provider. Exclusive of this one time charge, facility costs decreased $61 million, or 2%, as the result of reduced third-party network services and declines in our out-of-region long-distance volumes. The decrease in 2002 was due to network optimization savings whereby we eliminated excess capacity from the network and migrated from lower-speed services to more cost efficient higher-speed services where applicable. Beginning in the fourth quarter of 2003, we satisfied certain FCC requirements that allowed us to begin providing in-region InterLATA long-distance using our proprietary network assets, thereby reducing our reliance on third-party facility providers.

        Network costs include third-party expenses to repair and maintain our network and supplies to provide services to customers. Our network costs were relatively flat in 2003 and decreased $154 million, or 29%, in 2002. In 2003 we focused on maintenance activities and experienced a slight increase in expense associated with our recent re-entry in to the InterLATA long-distance market. Additionally, the July 2003 amendment of our agreement with Microsoft required that we become responsible for all costs associated with providing broadband services to end-user customers. As a result, the revenue and costs associated with this expanded service offering increased. During 2002, we reduced our reliance on third-party contractors to provide network maintenance services by shifting this work to our employees. We also experienced lower costs associated with wireless handset sales as a result of lower unit prices and decreases in the number of new wireless subscribers.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime and third-party customer service increased $100 million, or 5%, in 2003 and were essentially unchanged in 2002. While we have realized savings due to reductions in salaries and wages and professional fees resulting from our restructuring efforts, we continue to experience offsetting increases in costs related to our pension and post-retirement benefit plans due to the change to a net expense of $125 million in 2003 from a net credit of $40 million in 2002, as described more fully below. Additionally, in 2003 we experienced increased information technology costs as resources were partially shifted to system maintenance activities from development activities, which are generally capitalized. In 2002, we significantly reduced our employee incentive compensation. We did not experience a similar reduction of employee incentive compensation in 2003.

        Non-employee related costs, such as real estate, cost of sales for CPE and reciprocal compensation payments decreased $85 million, or 11%, in 2003 and decreased $388 million, or 33%, in 2002. The decrease in 2003 is attributable to lower sales of CPE equipment to customers, corresponding with lower CPE revenue, a decrease in external commissions and a decrease in reciprocal compensation. Reciprocal compensation costs, which are charges we must pay other carriers to terminate IntraLATA local calls, declined in 2003 and 2002 due to the decline in local voice services revenue, and also as a result of regulatory action which limited the amount of charges. The decrease in 2002 is also attributable to lower postage and shipping costs associated with improved management expense controls and lower cost of sales for data and Internet CPE, associated with lower CPE revenue.

Selling, General and Administrative Expenses

        The following table shows a breakdown of selling, general and administrative, or SG&A, expenses by major component:

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Property and other taxes	$451	$540	$437	$(89)	$103	(16)%	24%
Bad debt	304	511	615	(207)	(104)	(41)%	(17)%
Employee and service-related costs	2,464	2,743	3,276	(279)	(533)	(10)%	(16)%
Non-employee related costs	1,427	1,425	1,168	2	257	—	22%

Total SG&A	$4,646	$5,219	$5,496	$(573)	$(277)	(11)%	(5)%

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to products or services, benefits, sales commissions, rent for administrative space, advertising, professional service fees and computer systems support.

        Total SG&A decreased $573 million, or 11%, in 2003 and decreased $277 million, or 5%, in 2002. SG&A, as a percent of revenue, was 33% for 2003, 34% for 2002 and 33% for 2001. The 2003 decreases primarily result from decreases in professional fees, bad debt expense, and other factors discussed in more detail below.

        Property and other taxes, such as taxes on owned or leased assets and real estate, and transactional items such as certain sales, use and excise taxes, decreased $89 million, or 16%, in 2003 and increased $103 million, or 24%, in 2002. The decrease in 2003 is primarily a result of reduced property taxes, which resulted from lower asset valuations related to our impairments. The increase in our 2002 expense is attributable to higher levels of capital expansion for both the traditional telephone network and global fiber optic broadband network that took place during the years ended December 31, 2001 and 2000.

        Bad debt expense decreased $207 million, or 41%, in 2003 and decreased $104 million, or 17%, in 2002. Bad debt decreased as a percentage of revenue to 2.1% for 2003 from 3.3% for 2002 and 3.7% for 2001. The decrease in our 2003 expense as compared to 2002 was primarily caused by large provisions associated with uncollectible receivables from MCI, Touch America and others which we recorded in 2002, improved collection practices and tighter credit policies in 2003. The 2002 decrease as a percentage of revenue was due primarily to improved collections practices and tighter credit policies offset by bankruptcies of certain wholesale customers.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions and professional fees (such as telemarketing and customer service costs) decreased $279 million, or 10%, in 2003 and decreased $533 million, or 16%, in 2002. The decrease in 2003 was due to reduced salaries and wages resulting from staffing reductions implemented in 2003 and 2002, reduced professional fees to third-party vendors as we re-incorporated certain previously outsourced customer service functions into our operations, and reduced sales commissions due to lower revenues and a revision to our sales compensation plan. These cost reductions were partially offset by increases in incentive compensation and increases in our pension and post-retirement benefit plan expenses due to the change to a net benefit expense of $84 million in 2003 from a net credit of $57 million in 2002, as described more fully below. The decrease in 2002 was due to reduced salaries and wages resulting from staffing reductions implemented in 2002 and 2001, reduced professional fees, reduced incentive compensation and reduced sales commissions. Partially offsetting these decreases were expenses associated with the settlement of outstanding litigation and increases in our pension and post-retirement benefit plan expenses.

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, were flat in 2003 and increased $257 million, or 22%, in 2002. Our 2003 expenses declined due to lower real estate expenses and lower maintenance costs, reflecting the reduction in Qwest managed real estate holdings which was partially a result of our restructuring activities. These declines were offset by a net charge of $100 million related to pending litigation. The 2002 increase primarily resulted from software costs related to our re-entry into the InterLATA long-distance market, and a shift of information technology resources to maintenance activities from development activities that were eligible for capitalization. The increase was partially offset by lower postage and shipping costs, reduced customer care costs and lower marketing and advertising expenses.

Pension and Post-Retirement Benefits

        Our results include pension credits and post-retirement benefit expenses, which we refer to on a combined basis as a net pension expense or credit. We recorded a net pension expense of $209 million in 2003, a net pension credit of $97 million in 2002 and a net pension credit of $337 million in 2001. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated primarily to cost of sales and the remaining balance to SG&A.

        The change to a net pension expense for 2003 from a net pension credit in 2002 was due primarily to a $123 million reduction in the expected return on plan assets, a $122 million reduction in recognized actuarial gains resulting in a change to losses and a $59 million increase in interest costs. These changes are due to lower expected and actual rates of return on plan assets, lower discount rates, and increased medical costs for plan participants. A reduction of $209 million in the expected return on plan assets as well as a reduction of $122 million in recognized actuarial gains, offset by lower service and interest costs of $98 million, accounted for the decrease in the net pension credit in 2002.

        We expect that our 2004 net pension expense will be higher than 2003 due to a reduction in the expected rate of return on plan assets, the effect of amortizing losses incurred in the volatile equity market of 2000 through 2002, a lower discount rate and rising healthcare rates.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with Financial

Accounting Standards Board, or FASB, Staff Position FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", we elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. Currently, we do not believe we will need to amend our plan to benefit from the Act.

        For additional information on our pension and post-retirement plans see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report. Also, for a discussion of the accounting treatment and assumptions regarding pension and post-retirement benefits, see the discussion of "Critical Accounting Policies and Estimates" below.

Depreciation

        Depreciation expense decreased $529 million, or 16%, in 2003 and decreased $436 million, or 12%, in 2002. The decrease in 2003 was primarily the result of the asset impairment charges we recorded as of June 30, 2002 and September 30, 2003 and the resulting decreases in the depreciable basis of our fixed assets as discussed below. The decrease in 2002 was primarily the result of the June 30, 2002 impairment charge. The impact of the June 30, 2002 impairment reduced our annual depreciation expense by approximately $900 million, beginning July 1, 2002. The impact of the September 30, 2003 impairment further reduced our annual depreciation expense by approximately $30 million, beginning October 1, 2003. These savings were partially offset by depreciation on assets acquired during 2003 and 2002.

Goodwill and Other Intangibles Amortization

        Amortization expense decreased $151 million, or 26%, in 2003 and decreased $1.081 billion, or 65%, in 2002. The decrease in 2003 was primarily the result of the asset impairment charge we recorded as of June 30, 2002, which included an impairment charge of approximately $1.2 billion to other intangible assets with finite lives, reducing the amortizable basis by that amount. The decrease in 2002 was the result of the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", or SFAS No. 142, which required us to cease amortization of indefinite-lived intangible assets effective January 1, 2002, and the June 30, 2002 impairment charge. The impact of the impairment reduced our annual amortization expense by approximately $400 million, beginning July 1, 2002. The impact of the discontinuance of amortization on indefinite-lived intangibles reduced our annual amortization expense by approximately $1.0 billion, beginning January 1, 2002.

Goodwill Impairment Charges

        As discussed in greater detail under "Critical Accounting Policies and Estimates" below, on January 1, 2002 we adopted the provisions of SFAS No. 142. Prior to the adoption of SFAS No. 142, we reviewed our goodwill and other intangibles with indefinite lives for potential impairment based on the fair value of our entire enterprise using undiscounted cash flows. SFAS No. 142 requires that goodwill impairments be assessed based on allocating our goodwill to reporting units and comparing the net book value of the reporting unit to its estimated fair value. A reporting unit is an operating segment or one level below.

        We performed a transitional impairment test of goodwill and intangible assets with indefinite lives on January 1, 2002. Based on this analysis, we recorded a charge for the cumulative effect of adopting SFAS No. 142 of $22.800 billion on January 1, 2002. Changes in market conditions, downward revisions to our projections of future operating results and other factors indicated that the carrying value of the remaining goodwill should be evaluated for impairment as of June 30, 2002. Based on the results of that impairment analysis, we determined that the remaining goodwill balance of $8.483 billion was completely impaired and we recorded an impairment charge on June 30, 2002 to write-off the remaining balance.

Asset Impairment Charges

        During 2003, 2002 and 2001, we recorded asset impairment charges of $230 million, $10.525 billion and $251 million, respectively, detailed as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Property, plant and equipment and internal use software	$230	$10,493	$134
Real estate assets held for sale	—	28	—
Capitalized software due to restructuring and Merger activities	—	4	101
Other Merger-related	—	—	16

Total asset impairments	$230	$10,525	$251

        Pursuant to the agreement with Sprint that allows us to resell Sprint wireless services, our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", or SFAS No. 144, we compared gross undiscounted cash flow projections to the carrying value of the wireless network assets and determined that the carrying value of those assets was not expected to be recovered through future projected cash flows. We then estimated the fair value using recent selling prices for comparable assets and determined that our cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by an aggregate amount of $230 million.

        The fair value of the impaired assets becomes the new basis for accounting purposes. Approximately $25 million in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments is expected to reduce our annual depreciation and amortization expense by approximately $40 million, beginning October 1, 2003.

        Effective June 30, 2002, a general deterioration of the telecommunications market, downward revisions to our expected future results and other factors indicated that our investments in our long-lived assets may have been impaired at that date. We performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows as follows: traditional telephone network, national fiber optic broadband network, international fiber optic broadband network, wireless network, web hosting and application service provider, or ASP, assets held for sale and out-of-region DSL. Based on the gross undiscounted cash flow projections, we determined that all of our asset groups, except our traditional telephone network, were impaired at June 30, 2002. For those asset groups that were impaired, we then estimated the fair value using a variety of techniques. For the year ended December 31, 2002, we determined that the fair values were less than our carrying amounts by $10.493 billion in the aggregate.

        Approximately $1.9 billion in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments reduced our annual depreciation and amortization expense by approximately $1.3 billion, beginning July 1, 2002.

        As part of our restructuring activities in 2001, we reviewed all of our existing construction projects. Following this review, we recorded asset impairment charges of $134 million related to the abandonment of certain of the web hosting centers and other internal use construction projects.

        We also recorded asset impairment charges of $101 million in 2001 related to internal software projects that we terminated.

Restructuring and Merger-related Charges

        During the year ended December 31, 2003, as part of an ongoing effort of evaluating costs of operations, we reviewed employee levels in certain areas of our business. As a result, we established a reserve and recorded a charge to our 2003 consolidated statement of operations for $131 million to cover the related costs of this plan. The 2003 activities include charges of $107 million for severance benefits and other charges pursuant to established severance policies. As part of this plan we identified approximately 2,300 employees from various functional areas to be terminated. Through December 31, 2003, approximately 1,600 of the planned reductions had been completed. The remaining 700 reductions will occur over the next year. Severance payments generally extend for two to 12 months. In addition, we established a reserve of $24 million for real estate obligations, which primarily include estimated future net payments on abandoned operating leases. As a result of these restructuring activities, we expect to realize annual cost savings of approximately $170 million. Also during 2003, we reversed $18 million of the 2001 and 2002 restructuring plan reserves as those plans were complete and the actual cumulative costs associated with those plans were less than had been anticipated.

        In response to shortfalls in employee reductions as part of the 2001 restructuring plan (as discussed below), during 2002 we identified employee reductions in several functional areas. As a result, we established a reserve and recorded a charge to our 2002 consolidated statement of operations of $299 million for these restructuring activities. This reserve was comprised of $179 million for severance costs and $120 million for real estate exit costs. The 2002 restructuring plan included the termination of 4,500 employees. During 2002 we recorded an additional charge of $71 million relative to the 2001 restructuring plan, which was associated with higher than originally anticipated real estate exit costs. In addition, during 2002 we reversed $135 million of severance and real estate exit related accruals relative to the 2001 restructuring plan, as actual terminations and real estate exit costs were lower than had been planned. The 2001 plan reversal was comprised of $113 million of severance and $22 million of real estate exit costs. Also during the year ended December 31, 2002, in relation to the Merger, we reversed $53 million of reserves that were originally recorded in 2000. The reversals resulted from favorable developments relative to matters underlying the related contractual settlements.

        During the fourth quarter of 2001, a plan was approved to reduce employee levels and consolidate or abandon certain real estate locations and projects. As a result, we established a reserve and recorded a charge to our 2001 consolidated statement of operations of $825 million for these restructuring activities. This reserve was comprised of $332 million for severance costs and $493 million for real estate exit costs. This reserve was partially offset by a reversal of $9 million of leased real estate-related reserves. The 2001 restructuring plan included the anticipated termination of 10,000 employees. In relation to the Merger as earlier described, during 2001, we charged to our consolidated statement of operations $189 million for additional contractual settlements, legal contingencies and other related costs, and $132 million for additional severance charges, net of Merger reversals. The additional provisions and reversals of Merger-related costs were due to additional Merger-related activities and modification to the previously accrued Merger-related activities.

Total Other Expense—Net

        Other expense—net.    Other expense—net includes interest expense, net of capitalized interest; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; declines in derivative instrument market values; and our share of the investees income or losses for investments accounted for under the equity method of accounting.

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Interest expense	$1,757	$1,789	$1,437	$(32)	$352	(2)%	24%
Losses and impairment of investment in KPNQwest	—	1,190	3,300	(1,190)	(2,110)	(100)%	(64)%
Loss on sale of investments and other investment write-downs	13	88	267	(75)	(179)	(85)%	(67)%
(Gain) loss on early retirement of debt	(38)	(1,836)	106	1,798	(1,942)	98%	nm
Gain on sales of fixed assets	—	—	(51)	—	51	nm	nm
Other income—net	(154)	(33)	(49)	(121)	16	nm	33%

Total other expense—net	$1,578	$1,198	$5,010	$380	$(3,812)	32%	(76)%

nm—not meaningful

        Interest expense.    Interest expense was $1.757 billion for 2003, compared to $1.789 billion for 2002 and $1.437 billion for 2001. This decrease was primarily due to a reduction of our total outstanding debt by $5.0 billion during 2003 and more specifically due to the reduction of the credit facility held by Qwest Services Corporation, or the QSC Credit Facility, by $750 million in September 2003. As a result of the timing of these repayments, there was only a minimal impact on interest expense for 2003.

        Interest expense was $1.789 billion for 2002, compared to $1.437 billion for 2001. The increase in interest expense was attributable to the issuance of new indebtedness during 2002. In March 2002 we issued $1.5 billion of ten-year bonds at an 8.875% interest rate. These bonds ultimately replaced short-term debt, which consisted primarily of commercial paper that had a weighted-average interest rate of 2.59% at December 31, 2001. In the first quarter of 2002, we borrowed $4.0 billion from our syndicated credit facility to fund the repayment of approximately $3.2 billion of outstanding commercial paper, which had a lower interest rate than the new credit facility. Our directory publishing business borrowed $750 million in August 2002. Finally, interest expense in 2002 was higher due to $146 million decrease in capitalized interest as a result of lower capital expenditures.

        Losses and impairment of investment in KPNQwest.    As more fully discussed in Note 7—Investments to our consolidated financial statements in Item 8 of this report, we reviewed the carrying value of our investment in KPNQwest as of June 30, 2001 and as of December 31, 2001, to evaluate whether the carrying amount of our investment in KPNQwest was impaired. In both instances we determined that there was an other-than-temporary decline in the value of our investment. As a result, we recorded an asset impairment loss of $3.3 billion in our 2001 consolidated statement of operations. In 2002, after KPNQwest filed for bankruptcy and ceased operations, we wrote-off the remaining $1.2 billion of our investment.

        Loss (gain) on sale of investments and other investment write-downs.    We review our portfolio of equity securities on a quarterly basis to determine whether declines in value on individual securities are other-than-temporary. If we determine that a decline in value of an equity security is other-than-temporary, we record a charge in the statement of operations to reduce the carrying value of the security to its estimated fair value. We recorded write-downs of our investments for other-than-temporary declines of $19 million, $7 million and $115 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Our portfolio of equity securities includes a number of warrants to purchase securities in other entities. We carry these securities at fair market value and include any gains or losses recognized in our consolidated statement of operations. We recorded losses of $1 million, $20 million and $6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        We also have owned a number of other public and private investments. During 2002 and 2001 we recorded charges totaling $8 million and $63 million, respectively, related to other-than-temporary declines in value relating to our investments in publicly traded marketable securities. There were no charges recorded during 2003. During 2002 and 2001 we sold various equity investments. As a result of these sales we received approximately $12 million and $2 million in cash and recognized a loss of $37 million and a loss of $22 million for the years ended December 31, 2002 and 2001, respectively. We had no significant sales of investments in 2003.

        Qwest owned an interest in Qwest Digital Media, LLC as discussed in Note 7—Investments to our consolidated financial statements in Item 8 of this report. We accounted for this investment under the equity method of accounting. We recorded charges of $14 million and $20 million in the years ended December 31, 2002 and 2001, respectively, representing primarily our equity share of losses in this investment.

        (Gain) loss on early retirement of debt.    On December 22, 2003, we completed a cash tender offer for the purchase of $3 billion aggregate face amount of outstanding debt of Qwest, Qwest Services Corporation, or QSC, and QCF for approximately $3 billion in cash. As a result, we recorded a loss of $15 million on the early retirement of this debt. In addition, during 2003, we exchanged $454 million of face amount of existing QCF and Qwest Communications Corporation, or QCC, notes for $198 million of cash and 52.5 million shares of our common stock with an aggregate value of $202 million. As a result, a gain of $53 million was recorded on the early retirement of this debt.

        On December 26, 2002, we completed an offer to exchange up to $12.9 billion in aggregate principal face amount of outstanding unsecured debt securities of QCF for new unsecured debt securities of QSC. We received valid tenders of approximately $5.2 billion in total principal amount of the QCF notes and issued in exchange approximately $3.3 billion in face value of new debt securities of QSC. The majority of these debt exchanges were accounted for as debt retirements resulting in the recognition of a $1.8 billion gain. The cash flows for two of the new debt securities were not considered "substantially" different than the exchanged debt and therefore no gain was realized upon exchange. For these two debt instruments, the difference between the fair value of the new debt and the carrying amount of the exchanged debt of approximately $70 million was recorded as a premium and is being amortized as a credit to interest expense using the effective interest method over the life of the new debt.

        In March 2001, we completed a tender offer to buy back certain outstanding debt. In the tender offer, we repurchased approximately $995 million in principal of the outstanding debt for $1.1 billion in cash. As a result, a loss of $106 million was recorded on the early retirement of this debt.

        Other (income) expense—net.    Other (income) expense—net, which primarily includes interest income and early contract termination income, decreased $121 million in 2003 and increased $16 million in 2002. Interest income increased $19 million to $47 million in 2003 as compared to $28 million in 2002 due to increases in our cash balances resulting from the Dex proceeds. Interest income was essentially flat in 2002 as compared to 2001.

        Included in other (income) expense—net for 2003 were gains totaling $82 million related to the early termination of services contracts and IRU arrangements with certain customers. Under these arrangements, we received cash up-front and we were recognizing revenue over the multi-year terms of the related agreements. In these cases where the customers elected to terminate the agreements prior to their contractual end and we had no continuing obligations, we recognized the remaining portion of the deferred revenue as other income as of the termination date.

Income Tax Benefit

        Our continuing operations effective tax benefit rate was 28.3% in 2003, 12.4% in 2002 and 16.9% in 2001. Our 2003 effective tax benefit rate was less than the expected rate of 38.9% because of an increase in beginning of year valuation allowance of $195 million. Our 2003 effective tax benefit increased primarily because 2002 included significant non-deductible impairments that were not included in our 2003 income tax benefit. Our 2002 effective tax benefit rate also decreased compared to 2001, due to the non-deductible charges we recorded related to the impairment of our goodwill, and the deferred tax asset valuation allowance we recorded in the second quarter of 2002. We recorded a non-cash charge of $1.677 billion to establish a valuation allowance against the 2002 net federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", or SFAS No. 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Our losses in recent years represented sufficient negative evidence to require a valuation allowance beginning in 2002 under SFAS No. 109. We intend to maintain the valuation allowance until sufficient positive evidence exists to support realization of the federal and state deferred tax assets in excess of deferred tax liabilities. In the future, until we generate taxable income, we do not expect to record any significant net tax benefit in our consolidated statement of operations.

Income from and gain on sale of Discontinued Operations—net of tax

        Income from discontinued operations increased $669 million, or 34%, in 2003 and increased $1.460 billion, or 298%, in 2002. Income from discontinued operations in all years predominately relates to our directory publishing business, Dex, and has been adjusted to reflect a change in the composition of our other discontinued operations. The increase in income from discontinued operations in 2003 is primarily the result of the completion of the sale of the Dex West business resulting in a gain on sale of $4.3 billion ($2.5 billion after tax). The increase in income from discontinued operations in 2002 is primarily the result of the completion of the sale of the Dex East business resulting in a gain on sale of $2.6 billion ($1.6 billion after tax).

Segment Results

        We report select information about operating segments, that offer similar products and services. Our three segments are (1) wireline, (2) wireless and (3) other services. Until September 2003, we operated a fourth segment, our directory publishing business which, as described in Note 6—Assets Held for Sale including Discontinued Operations to our consolidated financial statements in Item 8 of this report, has been classified as discontinued operations and accordingly is not presented in our segment results below. Our chief operating decision maker, or CODM, regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income as defined below.

        The wireline segment utilizes our traditional telephone and our fiber optic broadband networks to provide voice services and data and Internet services to consumer and business customers. The wireless segment, which operates a PCS wireless network, serves consumer and business customers in a select area within our local service area. The August, 2003 services agreement with Sprint will allow us to expand our wireless service by reselling access to Sprint's nationwide PCS wireless network, primarily within our local service area. The other services segment primarily contains results of sublease activities of unused real estate assets.

        Segment income consists of each segment's revenue and direct expenses. Segment revenue is based on the types of products and services offered as described in "Results of Operations" above. Segment expenses include employee and service-related costs, facility costs, network expenses and non-employee related costs such as customer support, collections and marketing. We manage indirect administrative services costs such as finance, information technology, real estate and legal centrally; consequently, these costs are allocated to the other services segment. Our network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, we do not allocate network infrastructure costs, which include all engineering expense, design, repair and maintenance costs and all third-party facilities costs, to individual products. We evaluate depreciation, amortization, interest expense, interest income, and other income (expense) on a total company basis. As a result, these charges are not allocated to any segment.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", or SFAS No. 146, establishes standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. The 2003 restructuring provisions for our wireline, wireless and other services segments were $87 million, $0 million and $44 million, respectively. We do not include restructuring costs in the segment results which are reviewed by our CODM. As a result, we have excluded restructuring costs from our presentation below. For additional information on restructuring costs by segment please see Note 9—Restructuring and Merger-related Charges to our consolidated financial statements in Item 8 of this report.

        Set forth below is revenue and operating expense information for the years ended December 31, 2003, 2002 and 2001. Since all expenses have not been allocated to the segments, we have disclosed segment expenses without distinguishing between cost of sales and SG&A.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Operating revenue:
Wireline	$13,650	$14,635	$15,803
Wireless	594	694	688
Other services	44	42	39

Total operating revenue	$14,288	$15,371	$16,530

Operating expenses:
Wireline	$7,840	$8,130	$8,996
Wireless	349	507	751
Other services	2,843	2,614	2,383

Total segment expenses	$11,032	$11,251	$12,130

Segment income (loss):
Wireline	$5,810	$6,505	$6,807
Wireless	245	187	(63)
Other services	(2,799)	(2,572)	(2,344)

Total segment income	$3,256	$4,120	$4,400

Wireline

  Wireline Revenue

        For a discussion of wireline revenue please see "Results of Operations—Operating Revenue—Wireline Revenue" above. Since it is expected to continue to be by far the largest component of our business, this segment will continue to be our primary focus going forward.

  Wireline Expenses

        The following table sets forth additional expense information to provide greater detail as to the composition of wireline expenses for the years of 2003, 2002 and 2001.

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Facility costs	$3,289	$2,955	$2,999	$334	$(44)	11%	(1)%
Network expenses	268	252	312	16	(60)	6%	(19)%
Bad debt	252	440	531	(188)	(91)	(43)%	(17)%
Employee and service-related costs	2,999	3,205	3,696	(206)	(491)	(6)%	(13)%
Non-employee related costs	1,032	1,278	1,458	(246)	(180)	(19)%	(12)%

Total wireline operating expenses	$7,840	$8,130	$8,996	$(290)	$(866)	(4)%	(10)%

        Wireline operating expenses decreased $290 million, or 4%, in 2003 and decreased $866 million, or 10%, in 2002. The decreases were due primarily to reduced outlays in employee and service-related costs and non-employee related costs. These factors and other items are discussed in more detail below.

        Facility costs increased $334 million, or 11%, in 2003 and decreased $44 million, or 1%, in 2002. The 2003 increase was primarily due to the termination of services contracts with Calpoint and another service provider. Exclusive of this one-time charge, facilities costs decreased in both 2003 and 2002 as we eliminated excess capacity that had been provided by third-party vendors.

        Network expenses increased $16 million, or 6%, in 2003 and decreased $60 million, or 19%, in 2002. In 2003 we focused on maintenance activities and experienced a slight increase in activity associated with our recent re-entry in to the InterLATA long-distance market. In 2002 we reduced our reliance on third-party vendors to provide network maintenance services, by shifting this work to our employees.

        Bad debt expense decreased $188 million, or 43%, in 2003 and decreased $91 million, or 17%, in 2002. Wireline bad debt expense declined to 1.8% of revenue in 2003 from 3.0% of revenue in 2002 and 3.4% of revenue in 2001. The 2003 decrease in bad debt expense was primarily due to improved collection practices and the 2002 provisions for bankrupt customers.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and overtime, decreased $206 million, or 6%, in 2003 and decreased $491 million, or 13%, in 2002. Reduced headcount levels resulting from our recent restructuring activities have reduced salaries and wages in both 2003 and 2002. The reduced staffing requirements resulted from efficiently managing resources to repair and maintain our network and reduced demand for our services. Additionally, we re-incorporated certain previously outsourced functions into our operations, resulting in a reduction of professional fees. Commission expense has declined due to lower revenue and the implementation of a new commission plan in 2003. The 2003 reductions were partially offset by increases in the combined benefits and post-retirement plan expenses, discussed previously.

        Non-employee related costs, such as network real estate, cost of sales for CPE and reciprocal compensation payments, decreased $246 million, or 19%, in 2003 and decreased $180 million, or 12%, in 2002. Reciprocal compensation costs, which are charges we must pay other carriers to terminate local calls, declined in 2003 and 2002 due to the decrease in local voice services revenue. In 2003 we experienced a decline in CPE revenue, thus precipitating reductions in our CPE costs. In addition, we experienced reductions in our per unit cost of CPE. In 2002 we reduced marketing and advertising efforts due to cost cutting measures, which partially offset settlement charges we recorded which related to outstanding litigation.

Wireless

  Wireless Revenue

        For a discussion of wireless revenue please see "Results of Operations—Operating Revenue—Wireless Revenue" above.

  Wireless Expenses

        The following table sets forth additional expense information to provide greater detail as to the composition of wireless expenses for the years of 2003, 2002 and 2001.

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Network expenses	$118	$126	$230	$(8)	$(104)	(6)%	(45)%
Bad debt	52	71	84	(19)	(13)	(27)%	(15)%
Employee and service-related costs	100	206	310	(106)	(104)	(51)%	(34)%
Non-employee related costs	79	104	127	(25)	(23)	(24)%	(18)%

Total wireless operating expenses	$349	$507	$751	$(158)	$(244)	(31)%	(32)%

        Wireless operating expenses decreased $158 million, or 31%, in 2003 and decreased $244 million, or 32%, in 2002.

        Network expenses, such as handset costs, roaming fees, and third-party expenses to repair and maintain the network, decreased $8 million, or 6%, in 2003 and decreased $104 million, or 45%, in 2002. The 2003 decline was associated with lower purchases of handsets due to fewer new customers. The 2002 decline was associated with purchasing handsets at more competitive prices and lower costs associated with fewer new subscribers. Additionally, in 2002 we reduced our reliance on third-party contractors to provide network maintenance services. Pursuant to the agreement with Sprint, our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network over time. The cost to complete the transition of our customers to Sprint's network is estimated to be $55 million, of which $10 million had been incurred as of December 31, 2003. Some of these costs may be capitalized.

        Bad debt expense decreased $19 million, or 27%, in 2003 and decreased $13 million, or 15%, in 2002. Wireless bad debt as a percentage of revenue declined to 8.8% in 2003 from 10.2% in 2002 and 12.2% in 2001. The decreases in bad debt expense can be attributed to lower customer acquisitions and tighter credit policies.

        Employee and service-related costs, such as salaries and wages, benefits, commissions, overtime, telemarketing and customer service costs, decreased $106 million, or 51%, in 2003 and decreased $104 million, or 34%, in 2002. The 2003 reduction was primarily a result of reduced sales activity and reduced reliance on third-party vendors for customer care services. The 2002 reduction was due to reduced salaries and wages and reduced professional fees for customer care services.

        Non-employee related costs, such as real estate and marketing and advertising expense, decreased $25 million, or 24%, in 2003 and decreased $23 million, or 18%, in 2002. The 2003 decrease was primarily a result of lower postage and shipping costs and a decrease in the costs associated with providing wireless accessories to our customers. The 2002 decrease resulted from lower marketing and advertising costs associated with our strategic decision to de-emphasize the sale of wireless services on a stand-alone basis.

Other Services

  Other Services Revenue

        For a discussion of other services revenue please see "Results of Operations—Operating Revenue—Other Services Revenue" above.

  Other Services Expense

        As previously noted, other services includes unallocated corporate expenses for functions such as finance, information technology, real estate, legal, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information to provide greater detail as to the composition of other services expenses for the years of 2003, 2002 and 2001.

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
	(Dollars in millions)
Property and other taxes	$451	$540	$437	$(89)	$103	(16)%	24%
Real estate costs	409	422	436	(13)	(14)	(3)%	(3)%
Employee and service-related costs	1,354	1,220	1,137	134	83	11%	7%
Non-employee related costs	629	432	373	197	59	46%	16%

Total other services expenses	$2,843	$2,614	$2,383	$229	$231	9%	10%

        Other services operating expenses increased $229 million, or 9%, in 2003 and increased $231 million, or 10%, in 2002.

        Property and other taxes decreased $89 million, or 16%, in 2003 and increased $103 million, or 24%, in 2002. The decrease in 2003 was primarily a result of reduced property taxes, which resulted from lower asset valuations. The increase in 2002 was attributable to valuations for capital expansion to local telephone and global fiber optic broadband networks that occurred during the years ended December 31, 2001 and 2000.

        Real estate costs decreased $13 million, or 3%, in 2003 and decreased $14 million, or 3%, in 2002 due to reduced administrative space needs attributable to lower staffing requirements and our decision to abandon certain properties which no longer supported our business plan.

        Employee and service-related costs, such as salaries and wages, benefits and overtime, increased $134 million, or 11%, in 2003 and increased $83 million, or 7%, in 2002. The increase was primarily due to the increase in the combined benefits and post-retirement plan expenses as discussed above and increased employee incentive compensation costs. Additionally, in 2002 we incurred professional fees as part of our re-entry into the InterLATA long-distance market.

        Non-employee related costs increased $197 million, or 46%, in 2003 and increased $59 million, or 16%, in 2002. The 2003 increase was driven by losses related to litigation, increases in marketing and advertising costs and a shift of information technology resources to maintenance activities from development activities that were eligible for capitalization. The 2002 increase primarily resulted from software costs related to our re-entry into the InterLATA long-distance market and a shift of information technology resources to maintenance activities from development activities that were eligible for capitalization.

Liquidity and Capital Resources

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.132 billion, $510 million and $5.522 billion as of December 31, 2003, 2002 and 2001, respectively. Our working capital deficit increased $622 million in 2003 compared to 2002 and decreased by $5.012 billion in 2002 compared to 2001. Our working capital deficit increased during 2003 primarily due to payments on long-term borrowings, which were partially funded by proceeds from sale of the Dex West business. Our working capital position improved during 2002, primarily due to refinancing of current borrowings to long-term and receipt of proceeds from sale of the Dex East business. As described below, in early 2004 we refinanced a portion of our borrowings that were due in 2004. Consequently, even if we are unable to access capital markets to refinance our current portion of debt, we believe that our cash on hand together with our cash flows from operations would be sufficient to meet our cash needs for the remainder of 2004. However, if we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report, we may need to obtain additional financing or explore other methods to generate cash. Therefore, in the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in "Legal Proceedings" in Item 3 of this report.

        The wireline segment provides over 95% of our total operating revenue with the balance attributed to wireless and other services segments. Accordingly, the wireline segment provides all of the consolidated cash flows from operations. Cash flows used in operations of our wireless segment are not expected to be significant in the near term. Cash flows used in operations of our other services segment are significant, however, we expect that the cash flows provided by the wireline segment will be sufficient to fund these operations in the near term.

        We expect that our 2004 capital expenditures will approximate 2003 levels, with the majority being used in our wireline segment.

        We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. Since December 31, 2003, we have taken the following measures to improve our near term financial position:

  •
  On February 5, 2004, Qwest issued a total of $1.775 billion of notes which consisted of $750 million in floating rate notes due in 2009 with interest at London Interbank Offered Rates, or LIBOR, plus 3.50%, $525 million in fixed rate notes due in 2011 with an interest rate of 7.25%, and $500 million in fixed rate notes due in 2014 with an interest rate of 7.50%;

  •
  Also in February 2004, QSC paid off in full the outstanding balance of $750 million and terminated the QSC Credit Facility. QSC established a new three-year revolving credit facility, or the 2004 QSC Credit Facility, providing for $750 million of availability. If drawn, the 2004 QSC Credit Facility bears interest, at our election, at adjusted LIBOR or a base rate, in each case plus an applicable margin. The margin varies based on the credit ratings of the debt issued under the facility, and is currently 3.0% for LIBOR based borrowings and 2.0% for base rate borrowings. The QSC Credit Facility has a variable interest rate based on the credit ratings of the facility; and

  •
  On February 26, 2004, we completed a cash tender offer for the purchase of $921 million aggregate principal face amount of QCF's 5.875% notes due in August 2004 with $939 million in cash. A loss of $21 million was recorded for the early retirement of debt which will be included in 2004 results.

Long-Term View

        We have historically operated with a working capital deficit as a result of our highly leveraged position. We expect this trend to continue. Given the long-term payment obligations reflected below, we believe that without significant improvement, our cash provided by operations alone will not be sufficient to meet both our anticipated capital expenditures and debt obligations. However, we believe that cash provided by operations, combined with our current cash position and continued access to capital markets to refinance our current portion of debt, should allow us to meet our cash requirements for the foreseeable future.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report. Therefore, in the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in "Legal Proceedings" in Item 3 of this report.

Payment Obligations and Contingencies

Payment obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2003:

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations:(1)(2)
Long-term debt	$1,834	$1,391	$491	$2,246	$592	$10,859	$17,413
Interest on debt (3)	1,421	1,301	1,247	1,160	1,032	8,215	14,376
Capital lease and other obligations	47	28	5	5	5	34	124
Operating leases	325	313	268	247	219	1,534	2,906
Purchase commitment obligations:
Telecommunications commitments	706	517	158	65	60	10	1,516
IRU operating and maintenance obligations	54	52	52	52	52	776	1,038
Advertising and promotion	53	50	32	26	26	219	406
Services	282	259	234	199	196	254	1,424

Total future contractual cash obligations	$4,722	$3,911	$2,487	$4,000	$2,182	$21,901	$39,203

(1)
This table does not include our pension and other post-employment benefit obligations, as we cannot presently determine when such payments will be made.

(2)
This table does not include accounts payable of $759 million, accrued expenses and other current liabilities of $2.3 billion, deferred income taxes of $121 million and other long-term liabilities of $1.8 billion all of which are recorded on our December 31, 2003 consolidated balance sheet. This table does not include our open purchase orders as of December 31, 2003 as they are primarily cancelable without penalty and, therefore, do not represent a contractual obligation.

(3)
Interest expense in all years will differ due to refinancing of debt. In February 2004, we have refinanced long-term debt. See Note 18—Subsequent Events to our consolidated financial statements in Item 8 of this report for additional information. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2003.

        Purchase Commitment Obligations.    We have telecommunications commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. These commitments generally require us to maintain minimum monthly and/or annual billings, based on usage.

        Included in the telecommunications commitments are purchase commitments that we entered into with KMC in connection with sales of equipment to KMC. At that time we also entered into facilities management services agreements with them. In connection with the KMC arrangements, we also agreed to pay the monthly service fees directly to trustees that serve as paying agents on debt instruments issued by special purpose entities sponsored by KMC. These unconditional purchase obligations require us to pay at least 75% of the monthly service fees for the entire term of the agreements, regardless of whether KMC provides us services. Our remaining unconditional purchase obligations under this agreement were $418 million as of December 31, 2003.

        A portion of our fiber optic broadband network includes facilities that were purchased or are leased from third parties in the form of IRUs. These agreements are generally 20 to 25 years in length and generally include the requirement for us to pay operating and maintenance fees to a third party for the term of the agreement.

        We also have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support. Future payments under certain services contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to use.

Letters of Credit and Guarantees

        At December 31, 2003, we had letters of credit of approximately $67 million and guarantees of approximately $2 million.

Contingencies

        We are a defendant in a number of legal actions and the subject of a number of investigations by federal and state agencies. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. For a description of these legal actions and the potential impact on our liquidity, please see "Legal Proceedings" in Item 3 of this report and the "Near-Term View" and the "Long-Term View" above.

Historical View

        Operating activities.    We generated cash from continuing operating activities of $2.175 billion, $2.388 billion and $3.001 billion in 2003, 2002 and 2001, respectively. The $213 million decrease in cash provided by continuing operating activities in 2003 compared to 2002 resulted primarily from a decrease in income from continuing operations of $1.098 billion after adjusting for non-cash items including depreciation, amortization, cumulative effect of changes in accounting principles and asset impairments. The decrease in income from continuing operations was primarily due to the continued trend of decreasing revenues. The 7% annualized decrease in revenue over the last two years is attributed to increasing competition and general downturn in the economy and telecommunications industry evidenced by access line losses, pricing declines and reduction in access services revenue. During 2003 the reduction in cash from declines in revenue was partially offset by reductions in cash outlays for operating expenditures.

        The $613 million decrease in cash provided by continuing operating activities in 2002 compared to 2001 was the result of lower income from continuing operations of $194 million after adjusting for non-cash items such as depreciation, amortization, cumulative effect of changes in accounting principles and asset impairments. The decrease in income from continuing operations was primarily due to the continued trend of decreasing revenues. Also contributing to the decrease in cash provided by continuing operating activities in 2002 was the higher level of cash outlays attributed to non-recurring merger and restructuring expenditures.

        Cash provided by continuing operating activities in 2001 was negatively impacted by the payment of $492 million in accounts payable and accrued expenses and the build-up in accounts receivable of $439 million due to higher sales resulting from the Merger, and an overall slowdown in receipts from customers as a result of the weak economic environment.

        Investing activities.    Cash used in continuing investing activities was $2.340 billion, $2.738 billion and $8.152 billion in 2003, 2002 and 2001, respectively. Cash used in continuing investing activities in 2003 decreased $398 million compared to 2002 primarily as a result of a $676 million reduction in capital expenditures in 2003 partially offset by the purchase of marketable securities investments of $198 million during 2003.

        Cash used in continuing investing activities in 2002 decreased $5.414 billion compared to 2001 primarily as a result of a $5.278 billion reduction in capital expenditures in 2002. The decrease in capital expenditures was the result of our decision to reduce our expansion efforts as a result of the general economic downturn and the completion of many of our major capital projects in 2001.

        Financing activities.    Cash (used) provided by financing activities was ($4.856) billion in 2003, ($789) million in 2002 and $4.660 billion in 2001. During 2003, we were able to obtain new debt, refinance current debt with long-term debt and retire some long-term debt with cash, new long-term debt or stock. At December 31, 2003 we were in compliance with all provisions or covenants of our borrowings. For additional information regarding the covenants of our existing debt instruments, see Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

  2003 Financing activities

        On June 9, 2003, Qwest Corporation, or QC, entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of QC's current indebtedness. The floating rate tranche is non-prepayable for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as other senior QC indebtedness. The net proceeds were used to refinance QC's debt that was due in 2003 and to fund or refinance QC's investment in telecommunications assets. Concurrently with this issuance, our obligation under the QSC Credit Facility was paid down by $429 million to a balance of $1.57 billion.

        The floating rate tranche bears interest at LIBOR plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.5% at December 31, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

        On August 12, 2003 we used cash to pay the outstanding balance of $750 million of the Dex Term loan in full.

        On September 9, 2003, we completed the sale of the Dex West business. The gross proceeds from the sale of the Dex West business were $4.3 billion and were received in cash. We used $321 million of the cash proceeds to reduce our QSC Credit Facility obligation to $1.25 billion. We have used some of the proceeds from the Dex West sale to redeem indebtedness in December 2003. We expect to use the remainder of the proceeds from the Dex West sale to invest in telecommunications assets and/or to redeem other indebtedness.

        On December 22, 2003, we completed a cash tender offer for the purchase of $3 billion aggregate principal face amount of outstanding debt of Qwest, QSC and QCF for approximately $3 billion in cash.

        In December of 2003, the QSC Credit Facility was reduced by an additional $500 million. At December 31, 2003 the outstanding balance of the QSC Credit Facility was $750 million. The QSC Credit Facility was paid in full and terminated in February 2004 as discussed above.

        During 2003, we exchanged $454 million of existing QCF and QCC notes for $198 million of cash and 52.5 million shares of our common stock with an aggregate value of $202 million. The trading prices of our shares at the time the exchange transactions were consummated ranged from $3.22 to $5.11 per share. During 2003, we also exchanged $406 million of new QSC notes for $560 million face amount of QCF notes. The new QSC notes have interest rates ranging from 13.0% to 13.5% with maturities of 2007 and 2010 while the QCF notes had interest rates ranging from 6.875% to 7.90%.

        We paid no dividends in 2003.

  2002 Financing activities

        Until February 2002, we maintained commercial paper programs to finance our short-term operating cash needs. We had a $4.0 billion syndicated credit facility, or the Credit Facility, available to support our commercial paper program. As a result of reduced demand for our commercial paper, in February 2002 we borrowed the full amount under the Credit Facility and used the proceeds to repay the $3.2 billion of commercial paper outstanding and terminated our commercial paper program. The remainder of the proceeds was used to pay maturities and capital lease obligations and to fund operations.

        In March 2002, we amended the Credit Facility and converted the $4.0 billion balance into a one-year term loan due May 2003, with $3.0 billion designated to QCF and $1.0 billion designated to QC. QC used approximately $608 million of the proceeds from its March 2002 bond offering discussed below to reduce the total amount outstanding under the Credit Facility. Following this repayment, the Credit Facility had $3.39 billion outstanding as of March 31, 2002, all of which was allocated to QCF.

        Also in March 2002, QC issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. At December 31, 2003, the interest rate was 9.125%. Once we have registered the notes with the SEC, the interest rate will return to 8.875%, the original stated rate. The proceeds from the sale of the bonds were used to repay $608 million on the Credit Facility, short-term obligations and currently maturing long-term borrowings.

        During the first quarter of 2002, we exchanged, through private transactions, $97 million in face amount of debt issued by QCF. In exchange for the debt, we issued approximately 9.88 million shares of our common stock with a fair value of $87 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $8.29 per share to $9.18 per share.

        In August 2002, we amended the Credit Facility a second time. In connection with the second amendment, we reconstituted the Credit Facility as a revolving credit facility with QSC as the primary borrower. The term of this reconstituted facility, or the QSC Credit Facility, was extended to May 2005. The QSC Credit Facility contains financial reporting covenants that require delivery of annual and quarterly periodic reports. We obtained extensions under the QSC Credit Facility for the delivery of certain annual and quarterly financial information. The waivers extended the compliance date to provide certain annual and quarterly financial information to March 31, 2004. On February 5, 2004, the QSC Credit Facility was paid off and terminated (See Note 18—Subsequent Events, Debt-related matters in Item 8 of this report).

        In August 2002, Dex borrowed $750 million under a term loan agreement, or the Dex Term Loan, due September 2004 to fund costs in connection with the construction, installation, acquisition and improvement of telecommunications assets. We classified this term loan as a current liability based upon the requirement to pay this debt in full upon the sale of the Dex West business. On August 12, 2003, this loan was paid in full. See Note 6—Assets Held for Sale including Discontinued Operations to our consolidated financial statements in Item 8 of this report, for further discussion of the terms of the Dex sale.

        On November 8, 2002, we completed the sale of the Dex East business. The gross proceeds from the sale of the Dex East business were approximately $2.75 billion and were received in cash. We used approximately $1.4 billion of the cash proceeds we received from the sale of the Dex East business to reduce our obligations under the QSC Credit Facility to $2.0 billion.

        On December 26, 2002, we completed an exchange of approximately $5.2 billion in total face amount of QCF notes for approximately $3.3 billion of new debt securities of QSC. The new QSC notes consist of 13.0% notes due 2007, 13.5% notes due 2010 and 14.0% notes due 2014 that were issued on December 26, 2002.

        We paid no dividends in 2002.

  2001 Financing activities

        In January 2001, we repurchased 22.22 million shares of our common stock from BellSouth for $1.0 billion in cash. As part of this transaction, we entered into an agreement with BellSouth under which BellSouth agreed to purchase services valued at $250 million from us over a five-year period, or the 2001 Agreement. The 2001 Agreement provided that BellSouth could pay for the services with our common stock based upon share values specified in the 2001 Agreement.

        During the first quarter of 2002, we received approximately 278,000 shares of our common stock valued at $13 million from BellSouth in partial satisfaction of the $16 million accounts receivable outstanding at December 31, 2001. In addition, in accordance with the 2001 Agreement, we used $12 million of the $18 million in cash received from certain BellSouth affiliates to purchase approximately 253,000 shares of our common stock. The fair value of the stock tendered in the first quarter of 2002 of $5 million was recorded in treasury stock. The $20 million difference between (i) the fair value of the shares and (ii) the value assigned to the shares in the 2001 Agreement of $25 million was recorded as a reduction to additional paid-in capital. For additional information concerning transactions with BellSouth, see Note 15—Stockholders' Equity to the consolidated financial statements in Item 8 of this report.

        In February 2001, QCF issued a total of $3.25 billion in notes which consisted of $2.25 billion in notes due 2011 with an interest rate of 7.25% and $1.0 billion in notes due 2031 with an interest rate of 7.75%. The net proceeds from the notes were used to repay outstanding commercial paper and for general corporate purposes.

        In March 2001, we completed a cash tender to buy back certain outstanding debt. In the tender offer, we repurchased approximately $995 million in principal of outstanding debt using $1.1 billion of cash. In connection with this tender offer, the indentures were amended to eliminate restrictive covenants and certain default provisions.

        In July 2001, QCF issued a total of $3.75 billion in notes which consisted of $1.25 billion in notes due 2004 with an interest rate of 5.875%, $2.0 billion in notes due 2009 with an interest rate of 7.0%, and $500 million in notes due 2021 with an interest rate of 7.625%. The net proceeds from the notes were used to repay outstanding commercial paper and maturing debt.

        On May 2, 2001, our Board approved a dividend of $0.05 per share on our common stock which was paid to stockholders of record as of the close of business on June 1, 2001 in satisfaction of any prior statement by us in connection with or following the Merger regarding the payment or declaration of dividends. As a result, dividends of $83 million were paid on common stock in 2001.

Credit ratings

        Our credit ratings were lowered by Moody's Investor Services, Standard and Poor's and Fitch Ratings on multiple occasions during 2002. The table below summarizes our ratings for the years ended December 31, 2003 and 2002.

	December 31, 2003			December 31, 2002
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Corporate rating	NA	B-	NA	NA	B-	NA
Qwest Corporation	Ba3	B-	B	Ba3	B-	B
Qwest Services Corporation	NR	CCC+	NR	NR	CCC+	NR
Qwest Communications Corporation	Caa1	CCC+	CCC+	Caa1	CCC+	CCC+
Qwest Capital Funding, Inc.	Caa2	CCC+	CCC+	Caa2	CCC+	CCC+
Qwest Communications International Inc.	Caa1	CCC+	CCC+	Caa1	CCC+	CCC+

NA = Not applicable

NR = Not rated

        On January 30, 2004, Moody's assigned a senior implied rating of B2 to Qwest and a B3 rating to the new Qwest senior notes guaranteed by QSC issued in February 2004. They also assigned a B2 rating to the 2004 QSC Credit Facility and a Caa1 rating to the senior subordinate notes of QSC. At the same time, Moody's confirmed ratings of other entities and lowered the rating on Qwest's outstanding unguaranteed senior secured notes to Caa2. In addition, on March 3, 2004, S&P assigned a B- to the 2004 QSC Credit Facility. All other ratings are still in effect and represent ratings of long-term debt and loans of each entity.

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

Critical Accounting Policies and Estimates

        We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 of this report. These policies and estimates are considered "critical" because they have the potential to have a material impact on our financial statements, and because they require significant judgments and estimates. Note that our preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Estimates and Other Reserves

        Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to pending litigation. If a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. See Item 3—Legal Proceedings in this report. To the extent there are material differences between these estimates and actual results, our consolidated financial statements are affected.

Restructuring

        Periodically, we commit to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. The charge to record such a decision depends upon various assumptions, including future severance costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, contractual termination costs and so forth. Such estimates are inherently judgmental and may change materially based upon actual experience. The number of employees and the related estimate of severance costs for employees combined with the estimate of future losses on sublease income and disposal activity generally has the most significant impact. Due to the estimates and judgments involved in the application of each of these accounting policies, changes in our plans and these estimates and market conditions could materially impact our financial condition or results of operations.

Revenue Recognition and Related Reserves

        Revenue from services is recognized when the services are provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, generally one to ten years. Payments received in advance are deferred until the service is provided. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to customer relationship periods and to the assessment of whether a separate earnings process are "critical accounting estimates" because: (1) it requires management to make assumptions about how long we will retain customers; (2) the assessment of whether a separate earnings process exists can be subjective; (3) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (4) the assessment of whether a separate earnings process exists may result in revenues being reported in different periods than significant portions of the related costs. As the telecommunications market experiences greater competition and customers shift from traditional land based telephony services to mobile services, our estimated customer relationship periods will likely decrease and when customers terminate their relationship with us, we may recognize revenue that had previously been deferred under the expectation that services would be provided to that customer over a longer period.

        GAAP requires us to record reserves against our receivable balances based on estimates of future collections and to not record revenue for services provided or equipment sold if collectibility of the revenue is not reasonably assured. We believe that the accounting estimates related to the establishment of reserves for uncollectible amounts in the results of operations is a "critical accounting estimate" because: (1) it requires management to make assumptions about future collections, billing adjustments and unauthorized usage; and (2) the impact of changes in actual performance versus these estimates on the accounts receivable balance reported on our consolidated balance sheets and the results reported in our consolidated statements of operations could be material. In selecting these assumptions, we use historical trending of write-offs, industry norms, regulatory decisions and recognition of current market indicators about general economic conditions that might impact the collectibility of accounts.

Software Capitalization

        Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to five years. In accordance with

American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgement in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. Further, the recovery of software projects is periodically reviewed and may result in significant write-offs.

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

        In computing the pension and post-retirement benefit costs, we must make numerous assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected rate of return on plan assets and expected future cost increases. Two of these items generally have the most significant impact on the level of cost: the discount rate and the expected rate of return on plan assets.

        Annually, we set our discount rate primarily based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. In making this determination we consider, among other things, the yields on Moody's AA corporate bonds as of year-end.

        The expected rate of return on plan assets is the long-term rate of return we expect to earn on the trust assets. The rate of return is determined by the investment composition of the plan assets and the long-term risk and return forecast for each asset category. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected risk and return characteristics for each asset class are reviewed annually and revised, as necessary, to reflect changes in the financial markets.

        We have a noncontributory defined benefit pension plan, or the Pension Plan, for substantially all management and occupational (union) employees. To compute the expected return on Pension Plan assets, we apply our expected rate of return to the market-related value of the Pension Plan assets. The market-related asset value is a computed value that recognizes changes in fair value of Pension Plan assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, "Employers' Accounting for Pensions", we elected to recognize actual returns on our Pension Plan assets ratably over a five year period when computing our market-related value of Pension Plan assets. This method has the effect of reducing the annual market volatility that may be experienced from year to year. As a result, our expected return is not significantly impacted by the actual return on Pension Plan assets experienced in the current year.

        Changes in any of the assumptions we made in computing the pension and post-retirement benefit costs could have a material impact on various components that comprise these expenses. Factors to be considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hirings or downsizings and medical cost trends. Changes in any of these factors could impact cost of sales and SG&A in the consolidated statement of operations as well as the value of the asset or liability on our consolidated balance sheet. If our assumed expected rate of return of 9.0% for 2003 was 100 basis points lower, the impact would have been to increase the net pension expense by $110 million. In response to current and expected market conditions, effective January 1, 2004, we lowered our assumed expected long-term rate on plan assets to 8.5%. If our assumed discount rate of 6.75% for 2003 was 100 basis points lower, the impact would have been to increase the net expense by $56 million.

Goodwill and Other Intangible Assets

        We adopted SFAS No. 142 in January 2002, which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption on January 1, 2002 and at least annually thereafter. Goodwill impairment is deemed to exist if the carrying value of the reporting unit exceeds its estimated fair value.

        We performed our initial impairment analysis of goodwill and indefinite-lived intangible assets as of January 1, 2002. The implementation involved the determination of the fair value of each reporting unit, where a reporting unit is defined as an operating segment or one level below.

        We estimated the fair value of each significant reporting unit based on discounted forecasts of future cash flows. Significant judgments and assumptions were required in the preparation of the estimated future cash flows, including long-term forecasts of revenue growth, gross margins and capital expenditures.

        Two of the most significant assumptions underlying the determination of the fair value of goodwill and other intangible assets upon our initial implementation were the cash flow forecasts and discount rates used. In connection with the measurement we performed at the date we adopted SFAS No. 142 (January 1, 2002), we determined that a 10% increase in the cash flow forecasts would have decreased the transitional impairment charge by approximately $1.5 billion, resulting in a transitional impairment charge of approximately $21.3 billion instead of $22.8 billion. In contrast, a 10% decrease in the cash flow forecasts would have increased the transitional impairment charge by approximately $1.2 billion, resulting in an impairment charge of approximately $24.0 billion. A 100 basis point increase in the discount rate we used would have resulted in a transitional impairment charge of approximately $25.2 billion instead of $22.8 billion, while a 100 basis point decrease in the discount rate would have resulted in a transitional impairment charge of approximately $17.1 billion.

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

Impairments of Long-lived Assets

        Pursuant to the 2003 services agreement with Sprint that allows us to resell Sprint wireless services, our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

        We compared gross undiscounted cash flow projections to the carrying value of the long-lived wireless network assets and determined that certain asset groups were not expected to be recovered through future projected cash flows. For those asset groups that were not recoverable, we then estimated the fair value using estimates of market prices for similar assets. Cell sites, switches, related tools and equipment inventory and certain information technology systems that support the wireless network were determined to be impaired by $230 million.

        Estimating the fair value of the asset groups involved significant judgment and a variety of assumptions. Comparable market data was obtained by reviewing recent sales of similar asset types. However, the market for cell sites and switches is not highly developed or liquid. As such, our estimates of the fair value of such assets are highly subjective and the amounts we might receive from an orderly liquidation of such assets could differ by $25 million or more from our estimates of the fair value of these assets used to record the impairment.

        Effective June 30, 2002, the general deterioration of the telecommunications market, the downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. We performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment and projected cash flows as follows: traditional telephone network, national fiber optic broadband network, international fiber optic broadband network, wireless network, web hosting and ASP, assets held for sale, and out-of-region DSL. Based on this assessment of recoverability, we concluded that our traditional telephone network was not impaired. However, this analysis revealed that the remaining asset groups were impaired. We then estimated the fair value of these asset groups and, as a result, we recorded a total of $10.493 billion in asset impairment charges during the year ended December 31, 2002 as more fully described below.

        Following is a summary of impairment charges recognized by asset group for the year ended December 31, 2002 net of $120 million for certain web hosting centers that have been reclassified to income from and gain on sale of discontinued operations to our consolidated statements of operations in Item 8 of this report.

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

        The national fiber optic broadband network provides long-distance voice services, data and Internet services, and wholesale services to business, consumer and wholesale customers outside of our local service area. The international fiber optic broadband network provides the same services to the same types of customers only outside of the United States. The wireless network provides PCS in select markets in our local service area. Our web hosting and ASP asset group provides business customers both shared and dedicated hosting on our servers as well as application hosting services to help design and manage the customer's website and their hosting applications. Assets held for sale primarily consist of excess network supplies. Our out-of-region DSL assets provide DSL service to customers outside our local service area.

        Calculating the estimated fair value of the asset groups as listed above involves significant judgments and a variety of assumptions. For calculating fair value based on discounted cash flows, we forecasted future operating results and future cash flows, which included long-term forecasts of revenue growth, gross margins and capital expenditures. We also used a discount rate based on an estimate of the weighted-average cost of capital for the specific asset groups as of June 30, 2002. Comparable market data was obtained by reviewing recent sales of similar asset types in third-party market transactions. Relative to the above excluding the wireless network, a hypothetical increase or decrease in the estimated future cash flows of 10% would have changed the impairment charge by approximately $105 million. Also excluding wireless, a hypothetical increase or decrease in the discount rate used of 100 basis points would have changed the impairment charge by approximately $40 million. In respect to the wireless assets, a hypothetical 10% increase or decrease in the current cost factors would have changed the impairment charge by $17.1 million. Also relative to the wireless assets, a hypothetical 100 basis point change in the discount factors related to physical deterioration, functional obsolescence and economic obsolescence would have changed the impairment charge by $10.4 million.

Recently Adopted Accounting Pronouncements and Cumulative Effect of Adoption

        FASB Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued in November 2002. The interpretation provides guidance on the guarantor's accounting and disclosure of guarantees, including indirect guarantees of indebtedness of others. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to certain guarantees, excluding affiliate guarantees, issued or modified after December 31, 2002, and require that we record a liability for the fair value of such guarantees on our consolidated balance sheet. The adoption of this interpretation did not have a material effect on our consolidated financial statements.

        On January 1, 2003, we adopted SFAS No. 143 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement. If a reasonable estimate of fair value can be made, the fair value of the liability shall be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $28 million (an asset retirement obligation of $43 million net of an incremental adjustment to the historical cost of the underlying assets of $15 million) in 2003.

        Prior to the adoption of SFAS No. 143, we included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million before taxes upon adoption of SFAS No. 143. The net income impact of the adoption is $206 million ($365 million less the $28 million charge disclosed above, net of income taxes of $131 million) in 2003. Beginning January 1, 2003, the net costs of removal related to these assets are charged to our consolidated statement of operations in the period in which the costs are incurred.

        In January 2003 and December 2003, the FASB issued and then revised FIN No. 46, "Consolidation of Variable Interest Entities", or FIN No. 46, which is effective immediately for all variable interest entities created after January 31, 2003. FIN No. 46 must be applied for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities, or the first quarter 2004 for us. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. A primary beneficiary absorbs the majority of the entity's expected losses, if they occur, receives a majority of the entity's expected residual returns, if they occur, or both. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003. We believe that it is unlikely that the adoption of FIN No. 46 will require consolidation of any significant unconsolidated entities.

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

        As of December 31, 2003 and 2002, approximately $2.0 billion and $2.2 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR and commercial paper rates would increase annual pre-tax interest expense by $20 million. As of December 31, 2003 and 2002, we also had approximately $1.8 billion and $1.2 billion of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $13.5 billion and $19.0 billion of long-term fixed rate debt at December 31, 2003 and 2002, respectively. A 100 basis point increase in interest rates would result in a decrease in the fair value of these instruments of $900 million and $700 million at December 31, 2003 and 2002, respectively. A 100 basis point decrease in interest rates would result in an increase in the fair value of these instruments of $1.0 billion and $800 million at December 31, 2003 and 2002, respectively.

        As of December 31, 2003, we had $1.756 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change so will the interest income derived from these accounts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

  •
  statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue, decreased expenses and avoided expenses and expenditures; and

  •
  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements), and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the recent decision allowing for number portability from wireline to wireless phones.

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and untested. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as Sprint's wireless services and the video services of our satellite provider partners. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines.

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

Continued downturn in the economy in our local service area could adversely affect our operating results.

        Our operations in our local service area of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming have been impacted by the continuing weakness in that region's economy. Because customers have less discretionary income, demand for second lines or additional services has declined. This economic downturn has also led to an increased customer disconnection rate. In addition, several of the companies with which we do business appear to be in financial difficulty or have filed for bankruptcy protection. Some of these have requested renegotiation of long-term agreements with us because of their financial circumstances and because they believe the terms of these agreements are no longer appropriate for their needs. Our revenues have been and are likely to continue to be adversely affected by the loss or reduction of business with many of our customers as a result of this downturn and our continued efforts to accommodate our customers' needs in this changing business environment.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

        The telecommunications industry is experiencing significant technological changes, and our ability to execute on our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, wireless services, video services and VoIP services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

Risks Relating to Our Legal and Regulatory Matters

Any adverse outcome of investigations currently being conducted by the SEC and the U.S. Attorney's Office or the assessment being undertaken by the GSA could have a material adverse impact on us, on the trading price for our debt and equity securities, and on our ability to access the capital markets.

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation initiated on March 8, 2002. We are continuing in our efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in our 2002 Form 10-K. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest. We believe the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC.

        While we are continuing in our efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, we cannot predict the outcome of those investigations. We have engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of us. While our most recent discussions and further analysis have led us to conclude that a reserve should be provided for this matter and our securities actions (see Item 3—Legal Proceedings in this report), such discussions are preliminary and we cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, we would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be materially in excess of our recorded reserve, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

        Also, the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether we should be considered for debarment. We are cooperating fully with the GSA and believe that we will remain a supplier of the government, although we cannot predict the outcome of this referral.

        An adverse outcome with respect to one or more of the SEC investigations, the U.S. Attorney's Office investigation or the GSA evaluation could have a material and significant adverse impact upon us.

Further review by the SEC could result in additional adjustments to our annual and quarterly reports.

        We have engaged in discussions with the staff of the SEC's Division of Corporation Finance regarding our periodic filings. They have reviewed and commented upon our 2001 Form 10-K and March 2002 Form 10-Q. As appropriate, we have attempted to address the Staff's comments in our current filings and have provided responses to those other comments that we could address. It is also possible that these comments may lead to further investigations from the SEC's Division of Enforcement. We may receive additional comments from the staff of the Division of Corporation Finance and may be required to make further adjustments or additional disclosures.

        While we have attempted to address all the matters identified in our internal analysis of our accounting policies, practices and procedures, due to the breadth of this analysis, the passage of time and the turnover in accounting personnel employed by us, we may have overlooked some matters in our internal analysis.

Major lawsuits have been brought against us involving our accounting practices and other matters. The outcomes of these lawsuits and other lawsuits affecting us may have a material adverse effect on our business, financial condition and operating results.

        Several lawsuits have been filed against us, as well as certain of our past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. For a description of these legal actions, please see "Legal Proceedings" in Item 3 of this report.

        The consolidated securities action, the consolidated ERISA action, the CalSTRS, New Jersey, SURSI and SPA actions described in "Legal Proceedings" in Item 3 of this report present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. The size, scope and nature of the recent restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these matters, and we can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of these matters. Our most recent preliminary discussions and further analysis have led us to conclude that a reserve should be provided. Accordingly, we have recorded a reserve in our consolidated financial statements for the estimated minimum liability associated with these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided.

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of our recorded reserves could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

        Further, given the size and nature of our business, we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Increased scrutiny of financial disclosure, particularly in the telecommunications industry in which we operate, could reduce investor confidence and affect our business opportunities.

        As a result of our accounting issues and the increased scrutiny of financial disclosure, investor confidence in us has suffered and could suffer further. Congress, the SEC, other government authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. In addition, as discussed earlier, the SEC and the U.S. Attorney's Office are currently conducting investigations including, without limitation, inquiries into several specifically identified accounting practices and transactions and related disclosures and our earnings release for the fourth quarter and full year 2000.

        A criminal trial of former Qwest executives is taking place in the first quarter of 2004. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others.

        The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our securities to decline.

        Our 2002 Form 10-K was filed in October of 2003 and contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. These restatements involved, among other matters, revenue recognition issues related to optical capacity asset transactions, equipment sales, directory publishing and purchase accounting and resulted in, among other things, an aggregate reduction in revenue of approximately $2.5 billion. We cannot assure you that the information in our 2002 Form 10-K or in this annual report will not be subject to change upon receipt of any such comments from the SEC, and any such changes could be material. In addition, we cannot assure you that we will not have to further restate earnings for prior periods as a result of any formal actions or the SEC's review of our filings. Any such restatement could further impact our ability to access the capital markets and the trading price of our securities.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time.

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

Risks Affecting Our Liquidity

Our high debt levels, the restrictive terms of our debt instruments and the substantial litigation pending against us pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        We are highly leveraged. As of December 31, 2003, our consolidated debt was approximately $17.5 billion. As shown above in "Liquidity and Capital Resources—Payment Obligations and Contingencies" in Item 7 of this report, a considerable amount of our debt obligations come due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report and in "Liquidity and Capital Resources" above. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in "Legal Proceedings" in Item 3 of this report.

        If we fail to repay indebtedness in respect to any our indebtedness when due, or fail to comply with the financial maintenance covenants contained in the 2004 QSC Credit Facility, if and when drawn, the applicable creditors or their representatives could declare the entire amount owed under such indebtedness immediately due and payable. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. As we will need to maintain the quality of our products and services in the future, we may be unable to further significantly reduce such capital requirements or operating expenses, even if revenues are decreasing. Such non-discretionary capital outlays may lessen our ability to compete with other providers who face less significant spending requirements.

If we are unable to renegotiate a significant portion of our future purchase commitments, we may suffer related losses.

        As of December 31, 2003, our aggregate future purchase commitments totaled approximately $4.4 billion. We entered into these commitments, which obligate us to purchase network services and capacity, hardware or advertising from other vendors, with the expectation that we would use these commitments in association with projected revenues. We currently do not expect to generate revenues in the near-term that are sufficient to offset the costs associated with some of these commitments. Although we are attempting to renegotiate and restructure certain of these contracts, there can be no assurance that we will be successful to any material degree. If we cannot renegotiate or restructure a significant portion of these contracts on terms that are favorable to us, we will continue to have substantial ongoing expenses without sufficient revenues to offset the expenses related to these arrangements. In addition, we may incur substantial losses in connection with these restructurings and renegotiations.

Declines in the value of pension plan assets could require us to provide significant amounts of funding for our pension plan.

        While we do not expect to be required to make material cash contributions to our defined benefit pension plan in the near-term based upon current actuarial analyses and forecasts, a significant decline in the value of pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our benefit plans with cash from operations, perhaps by a material amount.

If we pursue and are involved in any business combinations, our financial condition could be affected.

        On a regular and ongoing basis, we review and evaluate other businesses and opportunities for business combinations that would be strategically beneficial. As a result, we may be involved in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our financial condition (including short-term or long-term liquidity) or short-term or long-term results of operations.

        Should we make an error in judgment when identifying an acquisition candidate, or should we fail to successfully integrate acquired operations, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including:

  •
  incurrence of substantial transaction costs;

  •
  diversion of management's attention from operating our existing business;

  •
  charges to earnings in the event of any write-down or write-off of goodwill recorded in connection with acquisitions;

  •
  depletion of our cash resources or incurrence of additional indebtedness to fund acquisitions; and

  •
  assumption of liabilities of an acquired business (including unforeseen liabilities).

        We can give no assurance that we will be able to successfully complete and integrate strategic acquisitions.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in this Form 10-K, describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        As a significant taxpayer, we are subject to frequent and regular audits from the IRS, as well as from state and local tax authorities. These audits could subject us to risk due to adverse positions that may be taken by these tax authorities.

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

        Because prior to 1999 Qwest was a member of an affiliated group filing a consolidated U.S. federal income tax return, we could be severally liable for tax examinations and adjustments not directly applicable to current members of the Qwest affiliated group. Tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities, if any, arising from adjustments to tax liability would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not provided for the liability of former affiliated members in our financial statements.

        As a result of the restatement of our financial results, previously filed returns and reports may be required by legal, regulatory, or administrative provisions to be amended to reflect the tax related impacts, if any, of such restatements. Where legal, regulatory or administrative rules would require or allow us to amend our previous tax filings, we intend to comply with our obligations under applicable law. To the extent that tax authorities do not accept the tax consequences of restatement entries, liabilities for taxes could differ materially from what has been recorded in our consolidated financial statements.

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

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003 we reached agreements with the CWA and the IBEW on new two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Stockholders
Qwest Communications International Inc.:

        We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2003, and 2002, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2003, and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Also, as discussed in note 2, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

/s/ KPMG LLP

Denver, Colorado
March 2, 2004

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$14,288	$15,371	$16,530
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	6,386	6,032	6,634
Selling, general and administrative	4,646	5,219	5,496
Depreciation	2,739	3,268	3,704
Goodwill and other intangible assets amortization	428	579	1,660
Goodwill impairment charge	—	8,483	—
Asset impairment charges	230	10,525	251
Restructuring and other charges	113	235	816
Merger-related (credits) charges	—	(53)	321

Total operating expenses	14,542	34,288	18,882

Operating loss	(254)	(18,917)	(2,352)

Other expense (income):
Interest expense—net	1,757	1,789	1,437
Losses and impairment of investment in KPNQwest	—	1,190	3,300
Loss on sale of investments and other investment write-downs—net	13	88	267
(Gain) loss on early retirement of debt	(38)	(1,836)	106
Gain on sales of fixed assets	—	—	(51)
Other income—net	(154)	(33)	(49)

Total other expense	1,578	1,198	5,010

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(1,832)	(20,115)	(7,362)
Income tax benefit	519	2,497	1,245

Loss from continuing operations	(1,313)	(17,618)	(6,117)
Income from and gain on sale of discontinued operations, net of taxes of $1,658, $1,235 and $311, respectively	2,619	1,950	490

Income (loss) before cumulative effect of changes in accounting principles	1,306	(15,668)	(5,627)
Cumulative effect of changes in accounting principles, net of taxes of $131, $0 and $15, respectively	206	(22,800)	24

Net income (loss)	$1,512	$(38,468)	$(5,603)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.76)	$(10.48)	$(3.68)
Discontinued operations, net of taxes	1.51	1.16	0.30

Income (loss) before cumulative effect of changes in accounting principles	0.75	(9.32)	(3.38)
Cumulative effect of changes in accounting principles, net of taxes	0.12	(13.55)	0.01

Basic and diluted income (loss) per share	$0.87	$(22.87)	$(3.37)

Basic and diluted weighted-average shares outstanding	1,738,766	1,682,056	1,661,133

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,756	$2,253
Accounts receivable—net	1,835	2,344
Inventories	82	68
Deferred income taxes	159	898
Prepaid and other assets	584	494
Assets held for sale	—	315

Total current assets	4,416	6,372
Property, plant and equipment—net	18,149	19,012
Intangible assets—net	1,549	1,612
Deferred income taxes	—	398
Other assets	2,102	1,951

Total assets	$26,216	$29,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$1,869	$2,772
Accounts payable	759	921
Accrued expenses and other current liabilities	2,266	2,191
Deferred revenue and advance billings	654	773
Liabilities associated with discontinued operations	—	225

Total current liabilities	5,548	6,882
Long-term borrowings (net of unamortized debt discount of $3 and $129, respectively—See Note 8)	15,639	19,768
Post-retirement and other post-employment benefit obligations	3,325	3,075
Deferred income taxes	121	—
Deferred revenue	762	957
Other long-term liabilities	1,837	1,493

Total liabilities	27,232	32,175
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock-$1.00 par value, 200 million shares authorized, none issued or outstanding	—	—
Common stock-$0.01 par value, 5 billion shares authorized; 1,770,223 and 1,713,592 issued, respectively	18	17
Additional paid-in capital	42,925	43,225
Treasury stock-327 and 14,477 shares, respectively (including 327 and 387 shares, respectively, held in Rabbi trust—Note 13)	(15)	(618)
Accumulated deficit	(43,927)	(45,439)
Accumulated other comprehensive loss	(17)	(15)

Total stockholders' deficit	(1,016)	(2,830)

Total liabilities and stockholders' deficit	$26,216	$29,345

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$1,512	$(38,468)	$(5,603)
Adjustments to net income (loss):
Income from and gain on sale of discontinued operations—net of tax	(2,619)	(1,950)	(490)
Depreciation and amortization	3,167	3,847	5,364
Loss on sale of investments and other investment write- downs—net	13	1,278	3,567
Provision for bad debts	304	511	615
Cumulative effect of changes in accounting principles—net of taxes	(206)	22,800	(24)
Goodwill impairment charge	—	8,483	—
Asset impairment charges	230	10,525	251
Tax benefit from stock options	—	—	165
Deferred income taxes	(532)	(2,252)	(733)
Gain on sales of fixed assets	—	—	(51)
(Gain) loss on early retirement of debt—net	(38)	(1,836)	106
Other non-cash charges—net	199	290	255
Changes in operating assets and liabilities:
Accounts receivable	205	57	(439)
Inventories	(13)	117	(62)
Prepaid and other current assets	78	81	(111)
Accounts payable and accrued expenses	(186)	(1,189)	(492)
Current deferred revenue and advanced billings	(314)	14	72
Other non-current assets and liabilities	375	80	611

Cash provided by operating activities	2,175	2,388	3,001

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,088)	(2,764)	(8,042)
Proceeds from sale of property and equipment	7	115	117
Proceeds from sale of rural exchanges	—	—	94
Purchase of investment securities	(198)	(5)	(82)
Payments on derivative contracts	—	—	(97)
Other	(61)	(84)	(142)

Cash used for investing activities	(2,340)	(2,738)	(8,152)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,729	1,476	6,911
Repayments of long-term borrowings, including current maturities	(5,792)	(2,890)	(2,659)
Net (payments of) proceeds from short-term debt	(750)	809	1,247
Proceeds from issuance of common stock	—	14	286
Repurchase of common stock	—	(12)	(1,000)
Dividends paid on common stock	—	—	(83)
Debt issuance costs	(43)	(186)	(42)

Cash (used for) provided by financing activities	(4,856)	(789)	4,660

CASH AND CASH EQUIVALENTS
Decrease in cash	(5,021)	(1,139)	(491)
Net cash generated by discontinued operations	234	452	470
Proceeds from sale of directory publishing business	4,290	2,754	—
Beginning balance	2,253	186	207

Ending balance	$1,756	$2,253	$186

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
	(Shares in thousands)	(Dollars in millions)
Balance, December 31, 2000	1,671,279	$42,951	$(38)	$(1,285)	$(61)	$41,567
Net loss	—	—	—	(5,603)	—	(5,603)	$(5,603)
Other comprehensive loss—net of taxes	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	$(5,603)

Dividends declared on common stock	—	—	—	(83)	—	(83)
Common stock issuances:
Stock options exercised	12,280	250	—	—	—	250
Employee stock purchase plan	1,761	36	—	—	—	36
Other	1,898	77	—	—	—	77
Tax benefit from stock options	—	165	—	—	—	165
Stock-based compensation expense	—	34	—	—	—	34
Repurchase of stock—BellSouth	(23,439)	(5)	(1,015)	—	—	(1,020)
Rabbi Trust treasury share issuance	187	(6)	12	—	—	6
Share repurchase commitment	—	(16)	—	—	—	(16)

Balance, December 31, 2001	1,663,966	43,486	(1,041)	(6,971)	(61)	35,413
Net loss	—	—	—	(38,468)	—	(38,468)	$(38,468)
Other comprehensive income—net of taxes	—	—	—	—	46	46	46

Total comprehensive loss	—	—	—	—	—	—	$(38,422)

Common stock issuances:
Stock options exercised	34	1	—	—	—	1
Employee stock purchase plan	3,680	13	—	—	—	13
401(k) plan match	21,682	77	—	—	—	77
Other	239	6	—	—	—	6
Stock-based compensation expense	—	18	—	—	—	18
Repurchase of stock—BellSouth	(531)	(20)	(5)	—	—	(25)
Extinguishment of debt	9,880	(333)	420	—	—	87
Rabbi Trust treasury share issuance	165	(6)	8	—	—	2
Cancellation of share repurchase commitment	—	16	—	—	—	16
Other	—	(16)	—	—	—	(16)

Balance, December 31, 2002	1,699,115	43,242	(618)	(45,439)	(15)	(2,830)
Net income	—	—	—	1,512	—	1,512	$1,512
Other comprehensive loss—net of taxes	—	—	—	—	(2)	(2)	(2)

Total comprehensive income	—	—	—	—	—	—	$1,510

Common stock issuances:
401(k) plan match	18,260	76	—	—	—	76
Other	(21)	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	—	6
Extinguishment of debt	52,482	(396)	598	—	—	202
Rabbi Trust treasury share issuance	60	(5)	5	—	—	—
Other	—	20	—	—	—	20

Balance, December 31, 2003	1,769,896	$42,943	$(15)	$(43,927)	$(17)	$(1,016)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

Note 1: Business and Background

Description of business

        We provide local telecommunications and related services, IntraLATA and InterLATA long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We also provide InterLATA long-distance services and reliable, scalable and secure broadband data, voice and video communications services outside our local service area as well as globally. We also provided, until September 2003, directory publishing services in our local service area. In November 2002, we completed the first half of the sale of our directory publishing business; and in September 2003, we completed the sale of the remaining portion. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our consolidated statements of operations.

        On June 30, 2000, we completed the acquisition of U S WEST, Inc. ("U S WEST") (the "Merger"). U S WEST (our pre-Merger parent) was deemed the accounting acquirer and its historical financial statements, including those of its wholly owned subsidiaries, have been carried forward as the predecessor of the combined company. The Merger has been accounted for as a reverse acquisition under the purchase method of accounting with U S WEST being deemed the accounting acquirer and Qwest (prior to the Merger, "pre-Merger Qwest") the acquired entity.

Note 2: Summary of Significant Accounting Policies

        Basis of presentation.    The accompanying consolidated financial statements include the accounts of Qwest Communications International Inc. and its subsidiaries over which we exercise control. All intercompany amounts and transactions have been eliminated. Investments where we exercise significant influence, but do not control the investee, are accounted for under the equity method of accounting.

        Use of estimates.    Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to pending litigation and if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 17—Commitments and Contingencies.

        Reclassifications.    Certain prior year balances have been reclassified to conform to the current year presentation.

        Revenue recognition.    Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from one to ten years. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        We have periodically transferred optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the consideration received on transfers of optical capacity assets for cash and on all of the other elements deliverable under an IRU as revenue ratably over the term of the agreement. We do not recognize revenue on contemporaneous exchanges of our optical capacity assets for other optical capacity assets. See our accounting policy for contemporaneous transactions in our property, plant and equipment policy below.

        Revenue related to equipment sales is recognized upon acceptance by the customer and when all the conditions for revenue recognition have been satisfied. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

        Directory publishing accounting.    Directory publishing revenue and costs are recognized ratably over the life of each directory, which is generally one year, commencing in the month of delivery. Such revenue and costs are included in our accompanying consolidated statements of operations as income from discontinued operations.

        Advertising costs.    Costs related to advertising are expensed as incurred. Advertising expense was $335 million, $344 million and $378 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in selling, general and administrative on our consolidated statements of operations.

        Legal costs.    In our normal course of business, we incur costs to hire and retain external legal counsel to advise us on regulatory and litigation matters. We expense these costs as such services are received.

        Income taxes.    The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Investment tax credits are accounted for under the deferral method and are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits and are included in other long-term liabilities in our consolidated balance sheets. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities as well as for operating loss and tax credit carryforwards using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be recovered.

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

        Allowance for doubtful accounts.    The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

        Inventories.    Inventories, primarily wireless handsets and customer premises equipment ("CPE"), are carried at the lower of cost or market on a first-in, first-out basis. Market is determined based upon estimated replacement cost.

        Assets held for sale and discontinued operations.    Assets to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less cost to sell. Assets are not depreciated while they are classified as held for sale. Assets held for sale that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of our assets are reported in discontinued operations when (a) it is determined that the operations and cash flows of the assets will be eliminated from our ongoing operations and (b) we will not have any significant continuing involvement in the operations of the assets after the disposal transaction.

        Property, plant and equipment.    Property, plant and equipment is carried at cost and, effective January 1, 2003, with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", ("SFAS No. 143"), is adjusted for legal retirement obligations. Property, plant and equipment is depreciated using the straight-line group method. Under the straight-line group method, assets dedicated to providing regulated telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups of similar assets for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal; unusual; when a sale involves land; assets associated with the sale of customer contracts; or assets constructed or acquired for sale. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

        We have periodically entered into agreements to acquire optical capacity assets from other telecommunications service carriers. These acquisitions of optical capacity assets expanded our fiber optic broadband network both domestically and internationally and enables us to provide broadband communications services to our customers. Several of these other carriers have also acquired optical capacity from us, principally in the United States of America. Optical capacity transactions in which we transfer capacity to and acquire capacity from the same third party at or about the same time are referred to as "contemporaneous transactions." We record the contemporaneous transactions as non-monetary exchanges of similar assets at book value, as these transactions do not represent the culmination of an earnings process. Contemporaneous transactions do not result in the recognition of revenue. Net cash or other monetary assets paid or received in contemporaneous transactions are recorded as an adjustment to the book value of the transferred property. The adjusted book value becomes the carrying value of the transferred property, plant and equipment.

        Impairment of long-lived assets.    We review long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

        Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS No. 142") and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", ("SFAS No. 144"), on January 1, 2002, we reviewed our long-lived assets, such as goodwill, intangibles and property, plant and equipment for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", ("SFAS No. 121"). Under SFAS No. 121, we reviewed our long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset might not be recoverable. We evaluated the recoverability of our long-lived assets based on estimated undiscounted future cash flows and provided for impairment when such undiscounted cash flows were insufficient to recover the carrying amount of the long-lived asset.

        Software capitalization.    Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line method over an estimated useful life of 18 months to five years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs associated with internally developed software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. Capitalized software development costs are included in intangible assets in our consolidated balance sheets.

        Goodwill and other intangible assets.    Intangible assets arising from business combinations, such as goodwill, customer lists, trademarks and trade names, are initially recorded at fair value. Other intangible assets not arising from business combinations, such as wireless spectrum licenses and capitalized software, are recorded at cost.

        Intangible assets with finite lives are amortized on a straight-line basis over that life. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized. Prior to the adoption of SFAS No. 142, intangible assets were amortized on a straight-line basis over their estimated useful lives.

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

        Investments.    Investments where we exercise significant influence, but do not control the investee are accounted for under the equity method of accounting. Under the equity method, investments are recorded at initial cost and are adjusted for contributions, distributions and our share of the investee's income or losses as well as impairment write-downs for other-than-temporary declines in value.

        Equity investments where we cannot exercise significant influence over the investee are carried at cost or, if the security is publicly traded, at fair-market value. For publicly traded securities, unrealized gains or losses, net of taxes, are included in other comprehensive income (loss) until realized upon sale or other disposition of the securities. Realized gains and losses on securities and other-than-temporary declines in value are determined on the specific identification method and are reclassified from other comprehensive income (loss) and included in the determination of net income (loss).

        We review our equity investments on a quarterly basis to determine whether a decline in value on individual securities is other-than-temporary. Many factors are considered in assessing whether a decline in value is other-than-temporary, including, as may be appropriate: earnings trends and asset quality; near-term prospects and financial condition of the issuer; financial condition and prospects of the issuer's region and industry; the cause and severity of the decline in market price; analysts' recommendations and stock price projections; the length of time (generally six to nine months) that fair value has been less than the carrying value; stock-price volatility and near-term potential for recovery; and our intent and ability to retain the investment. If we conclude that a decline in value of an equity investment is other-than-temporary, we record a charge to our consolidated statement of operations to reduce the carrying value of the security to its estimated fair value.

        Marketable debt securities are classified as held-to-maturity as we have intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

        Derivative instruments.    Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in our consolidated statement of operations in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in earnings (losses) when the hedged item is recognized in earnings (losses).

        Restructuring and Merger-related charges.    Periodically, we commit to exit certain business activities, eliminate administrative and network locations and/or reduce our number of employees. At the time a restructuring plan is approved, we record a charge to our consolidated statement of operations for our estimated costs associated with the plan. Charges associated with these exit or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. We also record a charge when we permanently cease use of a leased location. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and net amounts that we estimate we will pay in the future. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146") charges associated with abandoned operating leases recorded in 2003 were measured using the present value of the estimated net amounts we will pay and charges recorded in 2002 and 2001 were measured on an undiscounted basis. We utilize real estate brokers to assist in assessing market conditions and net amounts that we expect to pay.

        Fair value of financial instruments.    Our financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable and borrowings. The carrying values of cash and cash equivalents, accounts receivable, marketable debt securities, accounts payable and short-term borrowings approximate their fair values because of their short-term nature. Our equity investments are also recorded at their estimated fair market value. Our borrowings had a fair value of approximately $18.8 billion and $18.5 billion at December 31, 2003 and 2002, respectively. The fair values of our borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

        Stock-based compensation.    Our stock option plans are accounted for using the intrinsic-value method allowed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") under which no compensation expense is recognized for our options granted to employees when the exercise price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans", ("FIN No. 28").

        Had compensation cost for our stock-based compensation plans been determined under the fair-value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123"), our net loss and basic and diluted loss per share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions, except per share amounts)
Net income (loss):
As reported	$1,512	$(38,468)	$(5,603)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	6	71	21
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(104)	(201)	(203)

Pro forma	$1,414	$(38,598)	$(5,785)

Earnings (loss) per share:
As reported—basic and diluted	$0.87	$(22.87)	$(3.37)
Pro forma—basic and diluted	$0.81	$(22.95)	$(3.48)

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See Note 12—Stock Incentive Plans for further information.

Recently Adopted Accounting Pronouncements and Cumulative Effects of Adoption

        FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued in November 2002. The interpretation provides guidance on the guarantor's accounting and disclosure of guarantees, including indirect guarantees of indebtedness of others. We adopted the disclosure requirements of FIN No. 45 as of December 31, 2002. The accounting guidelines are applicable to certain guarantees, excluding affiliate guarantees, issued or modified after December 31, 2002, and required that we record a liability for the fair value of such guarantees on our consolidated balance sheet. The adoption of this interpretation had no material effect on our consolidated financial statements.

        On January 1, 2003, we adopted SFAS No. 143. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $28 million (an asset retirement obligation of $43 million, net of an incremental adjustment to the historical cost of the underlying assets of $15 million) in 2003.

        Prior to the adoption of SFAS No. 143, we included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million before taxes upon adoption of SFAS No.143. The net income impact of the adoption is $206 million ($365 million less the $28 million charge disclosed above, net of income taxes of $131 million) in 2003. Beginning January 1, 2003, the net costs of removal related to these assets are charged to our consolidated statement of operations in the period in which the costs are incurred.

        In January and December 2003, the FASB issued and then revised FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which is effective immediately for all variable interest entities created after January 31, 2003. FIN No. 46 must be applied for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities or the first quarter of 2004 for us. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. A primary beneficiary absorbs the majority of the entity's losses or receives a majority of the entity's residual returns, if they occur, or both. Where it is reasonably possible that the information about our variable interest entity relationships must be disclosed or consolidated, we must disclose the nature, purpose, size and activity of the variable interest entity and the maximum exposure to loss as a result of our involvement with the variable interest entity in all financial statements issued after January 31, 2003. We believe that it is unlikely that the adoption of FIN No. 46 will require consolidation of any significant unconsolidated entities.

Note 3: Accounts Receivable

        The following table presents details of our accounts receivable balances:

	December 31,
	2003	2002
	(Dollars in millions)
Trade receivables	$1,485	$1,991
Earned and unbilled receivables	337	353
Purchased receivables	88	104
Other receivables	205	256

Total accounts receivables	2,115	2,704
Less: Allowance for bad debts	(280)	(360)

Accounts receivable, net	$1,835	$2,344

        We are exposed to concentrations of credit risk from customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers on a non-recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant losses related to these purchased receivables.

Note 4: Property, Plant and Equipment

        The components of property, plant and equipment are as follows:

		December 31,
	Depreciable Lives
		2003	2002
		(Dollars in millions)
Land	N/A	$113	$116
Buildings	30-38 years	3,559	3,532
Communications equipment	2-25 years	18,913	18,947
Other network equipment	8-57 years	19,324	18,642
General purpose computers and other	3-11 years	2,942	3,008
Construction in progress	N/A	243	352

Total property, plant and equipment		45,094	44,597
Less: accumulated depreciation		(26,945)	(25,585)

Property, plant and equipment—net		$18,149	$19,012

        A summary of asset impairments recognized is as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Property, plant and equipment and internal use software projects	$230	$10,493	$134
Real estate assets held for sale	—	28	—
Capitalized software due to restructuring and Merger activities (Note 5—Goodwill and Intangible Assets)	—	4	101
Other Merger-related	—	—	16

Total asset impairments	$230	$10,525	$251

2003 Activities

        In August 2003, Qwest Wireless LLC ("Qwest Wireless") entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communications service ("PCS") wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Under the services agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The services agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Through Qwest Wireless, we continue to operate a PCS wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network over time. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

        In accordance with SFAS No. 144, we compared gross undiscounted cash flow projections to the carrying value of the wireless network assets and determined that the carrying value of those assets were not expected to be recovered through future projected cash flows. We then estimated the fair value using recent selling prices for comparable assets and determined that our cell sites, switches, related tools and equipment inventory and certain capitalized software that support the wireless network were impaired by an aggregate amount of $230 million.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $25 million in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments is expected to reduce our annual depreciation and amortization expense by approximately $40 million, beginning October 1, 2003.

2002 Activities

        Effective June 30, 2002, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. We performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment, capitalized software and customer lists and then projected cash flows as follows: traditional telephone network, national fiber optic broadband network, international fiber optic broadband network, wireless network, web hosting and application service provider ("ASP"), assets held for sale and out-of-region digital subscriber line ("DSL"). Based on the gross undiscounted cash flow projections, we determined that all of our asset groups, except our traditional telephone network, were impaired at June 30, 2002. For those asset groups that were impaired, we then estimated the fair value using a variety of techniques, which are presented in the table below. For those asset groups that were impaired, we determined that the fair values were less than our carrying amount by $10.613 billion in the aggregate of which $120 million has been reclassified to income from and gain on sale of discontinued operations for certain web hosting centers in our consolidated statements of operations for the year ending December 31, 2002.

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

        Calculating the estimated fair value of the asset groups as listed above involved significant judgment and a variety of assumptions. For calculating fair value based on discounted cash flows, we forecasted future operating results and future cash flows, which included long-term forecasts of revenue growth, gross margins and capital expenditures. We also used a discount rate based on an estimate of the weighted-average cost of capital for the specific asset groups. Comparable market data was obtained by reviewing recent sales of similar asset types in third-party market transactions.

        A brief description of the underlying business purpose of each of the asset groups that were impaired as a result of our analysis as of June 30, 2002 is as follows:

  •
  Our national fiber optic broadband network provides long-distance voice services, data and Internet services and wholesale services to business, residential and wholesale customers outside of our local service area;

  •
  Our international fiber optic broadband network ("International Network") provides the same services to the same types of customers, only outside of the United States;

  •
  Our wireless network provides PCS in select markets in our local service area;

  •
  Our web hosting and ASP assets provide business customers shared and dedicated hosting on our servers as well as application hosting services to help design and manage customers' websites and hosting applications;

  •
  Assets held for sale primarily consist of excess network supplies; and

  •
  Our out-of-region DSL assets provide DSL service to customers outside our local service area.

        In accordance with SFAS No. 144, the fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $1.9 billion in accumulated depreciation was eliminated in connection with the accounting for the impairments. The impact of the impairments reduced our annual depreciation and amortization expense by approximately $1.3 billion, beginning July 1, 2002.

        In 2002, we recorded other asset impairment charges of $28 million associated with the write-down of other real estate assets that were held for sale.

2001 Activities

        As part of our restructuring activities in 2001, we analyzed the feasibility of our web hosting centers and other internal use construction projects. As a result of this analysis, we decided to abandon certain web hosting centers and terminate certain projects that were no longer feasible. We recorded an asset impairment charge of $134 million related to the abandonment of web hosting centers and termination of certain internal use construction projects.

        Subsequent to the Merger, we re-evaluated all of our assets for potential impairment and, in certain instances, we concluded that the fair value of some of our assets were below their carrying value. As a result, we recorded impairment charges in 2001 of $16 million, writing off the full carrying value of certain internal use construction projects and equipment.

Asset Retirement Obligations

        As discussed in Note 2—Summary of Significant Accounting Policies, we adopted SFAS No. 143 on January 1, 2003.

        Our asset retirement obligations primarily relate to the costs of removing circuit equipment and wireless towers from leased properties when the leases expire. The following table reconciles the change in asset retirement obligations during the year:

Change in Asset Retirement Obligations
(Dollars in millions)
Liability recognized upon adoption on January 1, 2003	$43
Liability incurred	—
Liability settled	—
Accretion expense	6

Balance as of December 31, 2003	$49

        If the provisions of SFAS No. 143 had been adopted for the prior years presented, net loss would have increased by approximately $50 million and $45 million for the years ended December 31, 2002 and 2001, respectively, and loss per share would have increased by $0.03 and $0.03, respectively. The asset retirement obligation would have been approximately $37 million and $31 million at December 31, 2001 and December 31, 2000, respectively.

Note 5: Goodwill and Intangible Assets

        The components of intangible assets are as follows:

		December 31,
		2003		2002
	Amortizable Lives	Carrying Cost	Accumulated Amortization	Carrying Cost	Accumulated Amortization
		(Dollars in millions)
Intangibles with indefinite lives:
Wireless spectrum licenses and other		$152	$—	$146	$—

Intangibles with finite lives:
Capitalized software	1.5-5 years	2,351	(961)	2,032	(577)
Customer lists and other	5 years	35	(28)	33	(22)

Total intangibles with finite lives		2,386	(989)	2,065	(599)

Total intangible assets		$2,538	$(989)	$2,211	$(599)

        We recorded amortization expense of $428 million in 2003 for intangibles assets with finite lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization for each of the succeeding 5 years is as follows:

Estimated Amortization Expense
(Dollars in millions)
2004	$489
2005	394
2006	296
2007	162
2008	56

Total	$1,397

Adoption of SFAS No. 142

        Effective January 1, 2002, we adopted SFAS No. 142, which requires companies to cease amortizing goodwill and intangible assets which have indefinite useful lives. SFAS No. 142 also requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption and annually thereafter, or more often if events or circumstances warrant. Under SFAS No. 142, goodwill impairment may exist if the carrying value of the reporting unit to which it is allocated exceeds its estimated fair value.

        We ceased amortizing our intangible assets with indefinite lives, including trademarks, trade names and wireless spectrum licenses on January 1, 2002. Upon adoption of SFAS No. 142, we reviewed the useful lives of our amortizable intangible assets, primarily capitalized software and customer lists, and determined that they remained appropriate.

        In accordance with SFAS No. 142, we performed a transitional impairment test of goodwill and intangible assets with indefinite lives as of January 1, 2002. The first step of the transitional test of impairment was performed by comparing the fair value of our reporting units to the carrying values of the reporting units to which goodwill was assigned. Because we do not maintain balance sheets at the reporting unit level, we allocated all assets and liabilities to each of our reporting units based on various methodologies that included specific identification and allocations based primarily on revenue, voice grade equivalents (the amount of capacity required to carry one telephone call) and relative number of employees. Goodwill was allocated to reporting units based on the relative fair value of each reporting unit. We did not allocate any goodwill to our wireless and directory publishing reporting units because they were not expected to benefit significantly from the synergies of the Merger and are not considered sources of the goodwill which arose from the Merger.

        Upon implementation of SFAS No. 142, we identified 13 reporting units. Goodwill was allocated to four of these reporting units on a relative fair value basis. Reporting units that were non-revenue producing or that were not expected to benefit significantly from the synergies of the Merger were not allocated goodwill. In addition, insignificant reporting units were not allocated goodwill. As discussed in Note 15—Segment Information, operating segments were changed in the fourth quarter of 2002 after goodwill had already been reduced to zero through the impairments discussed in the following paragraphs.

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

        Due to changes in market conditions, downward revisions to our projections of future operating results and other factors, we preformed an impairment analysis as of June 30, 2002 and determined that goodwill was impaired. We recorded an impairment charge to write-off the remaining goodwill balance of $8.483 billion on June 30, 2002. We performed the annual impairment test for 2003 and no further impairment was indicated.

        The following table adjusts loss from continuing operations, net loss and the related per share amounts in 2001 to exclude amortization, net of any related tax effects, of goodwill and indefinite lived intangible assets.

Year Ended December 31, 2001
(Dollars in millions, except per share amounts)
Reported loss from continuing operations	$(6,117)
Amortization associated with goodwill	797
Amortization associated with excess basis in investment in KPNQwest	205
Amortization associated with trade name	9
Amortization associated with assembled workforce	20
Amortization associated with wireless spectrum licenses	1

Total amortization associated with intangible assets with indefinite lives	1,032

Adjusted loss from continuing operations	$(5,085)

Reported net loss	$(5,603)
Amortization associated with goodwill	797
Amortization associated with excess basis in investment in KPNQwest	205
Amortization associated with trade name	9
Amortization associated with assembled workforce	20
Amortization associated with wireless spectrum licenses	1

Total amortization associated with intangible assets with indefinite lives	1,032

Adjusted net loss	$(4,571)

Basic and diluted loss per share:
Reported loss per share from continuing operations	$(3.68)
Amortization associated with goodwill	0.48
Amortization associated with excess basis in investment in KPNQwest	0.12
Amortization associated with trade name	0.01
Amortization associated with assembled workforce	0.01
Amortization associated with wireless spectrum licenses	—

Total amortization associated with intangible assets with indefinite lives	0.62

Adjusted loss per share from continuing operations	$(3.06)

Reported net loss per share	$(3.37)
Amortization associated with goodwill	0.48
Amortization associated with excess basis in investment in KPNQwest	0.12
Amortization associated with trade name	0.01
Amortization associated with assembled workforce	0.01
Amortization associated with wireless spectrum licenses	—

Total amortization associated with intangible assets with indefinite lives	0.62

Adjusted net loss per share	$(2.75)

Intangible Asset Impairment

        In June 2002, as discussed in Note 4—Property, Plant and Equipment, we recorded an asset impairment charge to property, plant and equipment of $10.493 billion which includes impairment to capitalized software development costs of $411 million and customer lists of $812 million. Also, in September 2003, as discussed in Note 4—Property, Plant and Equipment, we recorded an asset impairment charge to property, plant and equipment for $230 million which includes impairment to capitalized software development costs of $15 million.

        We recorded asset impairment charges of $4 million and $101 million in 2002 and 2001, respectively, related to internal software projects that we terminated.

        In 2002, realization of a $396 million tax benefit ($647 million on a pre-tax basis) became probable as a result of the completion of the first phase of the sale of our directory publishing business. The tax benefit existed at the time of the Merger, but was not recognized in the purchase because at that time it was not apparent that the temporary difference would be realized in the foreseeable future. In 2002, in accordance with SFAS No. 109, "Accounting for Income Taxes", ("SFAS No. 109"), we recorded the tax benefit, on a pre-tax basis, as a $555 million reduction to our trade name intangible asset and as a $92 million reduction to our customer lists intangible asset. The tax benefits were applied to these two non-current intangible assets because these assets were created in connection with the original purchase price allocation.

Note 6: Assets Held for Sale Including Discontinued Operations

        The following table presents the summarized results of operations for each of the years in the three-year period ended December 31, 2003 related to our discontinued operations. These results primarily relate to our directory publishing business.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Revenue	$648	$1,549	$1,621
Costs and expenses:
Cost of sales	232	524	586
Selling, general and administrative	93	400	198
Depreciation and amortization	—	29	31

Income from operations	323	596	806
Gain on sale of directory publishing business	4,065	2,615	—
Other expense	(111)	(26)	(5)

Income before income taxes	4,277	3,185	801
Income tax provision	1,658	1,235	311

Income from and gain on sale of discontinued operations	$2,619	$1,950	$490

        The following table presents the assets and liabilities associated with our discontinued operations, primarily our directory publishing business, as of December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in millions)
Current assets held for sale	$—	$239
Property, plant and equipment, net	—	58
Other assets	—	18

Total assets held for sale	$—	$315

Current portion of liabilities associated with discontinued operations	$—	$175
Other long-term liabilities	—	50

Total liabilities associated with discontinued operations	$—	$225

Discontinued Directory Publishing Business

        During the second quarter of 2002, we began actively pursuing the sale of our directory publishing business ("Dex"). On November 8, 2002, we completed the first stage of the sale of our directory publishing business to a new entity formed by the private equity firms of The Carlyle Group and Welsh, Carson, Anderson & Stowe (the "Dex Sale"). The sales price for the first stage of the Dex Sale, which involved the sale of Dex operations in the states of Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota ("Dex East") was $2.75 billion and was paid in cash. We recognized a gain of $1.6 billion (net of $1.0 billion in taxes) from the Dex East sale.

        The sale of Dex in the remaining states of Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming ("Dex West") was completed in September 2003. We received approximately $4.3 billion in gross cash proceeds and recognized a gain of $2.5 billion (net of $1.6 billion in taxes) from the Dex West sale.

Excess Network Supplies Held for Sale

        We periodically review our network supplies against our usage requirements to identify potential excess supplies for disposal. During the second quarter of 2002, we identified $359 million of excess supplies and engaged a third-party broker to conduct a sale of those assets. An impairment charge of $348 million was recorded on June 30, 2002 to reduce the carrying amount of the supplies to their net estimated fair value. Fair value was based upon market values of similar equipment. The impairment charge of $348 million is included in asset impairment charges in our 2002 consolidated statement of operations.

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

        On July 20, 2001, we terminated the agreement with Citizens under which the majority of the remaining access lines in eight states were to have been sold and ceased actively marketing the remaining access lines. As a result, the remaining access lines and related assets were reclassified to "held for use" as of June 30, 2001. In connection with the change in use and this reclassification, the access lines and related assets were measured individually at the lower of their (a) carrying value before they were classified as held for sale, adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held for use, or (b) their fair value at June 30, 2001. This resulted in a charge to depreciation in 2001 of $222 million to "catch up" the depreciation on these access lines and related assets for the period they were classified as held for sale. The required adjustments to the carrying value of the individual access lines and related assets were included in our 2001 consolidated statement of operations.

        In 2001, we sold approximately 41,000 access lines in Utah and Arizona resulting in $94 million in cash proceeds and a gain of $51 million.

Note 7: Investments

        The following table summarizes the carrying value of our investments as of December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in millions)
Short-term publicly traded marketable debt securities	$174	$—
Non-current investments:
Publicly traded marketable debt securities	24	—
Publicly traded marketable equity securities	—	1
Investments in private companies	6	22

Total investments	$204	$23

Equity Method Investments

        As discussed in Note 2—Summary of Significant Accounting Policies, investments where we exercise significant influence, but do not control the investee, are accounted for under the equity method of accounting. Under the equity method, investments are stated at initial cost and are adjusted for contributions, distributions, our share of the investee's income or losses as well as impairment write-downs for other-than-temporary declines in value. The following table summarizes the 2002 and 2001 changes in our investments that were accounted for using the equity method of accounting. At December 31, 2003, we did not have any significant equity method investments.

	KPNQwest	Qwest Digital Media	Total
	(Dollars in millions)
Balance as of December 31, 2000	$7,803	$113	$7,916
Equity share of loss	(96)	(20)	(116)
Purchase price allocation adjustment	(3,180)	—	(3,180)
Impairment charges	(3,204)	(9)	(3,213)
Capital contributions	65	12	77
Forgiveness of promissory note	—	(85)	(85)
Amortization of excess basis	(205)	—	(205)
Currency translation	(33)	—	(33)

Balance as of December 31, 2001	1,150	11	1,161
Equity share of loss	(131)	(14)	(145)
Impairment charges	(1,059)	(2)	(1,061)
Capital contributions	—	5	5
Currency translation	40	—	40

Balance as of December 31, 2002	$—	$—	$—

        Investment in KPNQwest.    In April 1999, pre-Merger Qwest and KPN Telecom B.V. ("KPN") formed a joint venture, KPNQwest N.V. ("KPNQwest"), to create a pan-European Internet Protocol-based fiber optic broadband network, linked to our North American network, for data and multimedia services. We and KPN each initially owned 50% of KPNQwest. In November 1999, KPNQwest consummated an initial public offering in which 50.6 million shares of common stock were issued to the public generating approximately $1.0 billion in proceeds. As a result of KPNQwest's initial public offering, the public owned approximately 11% of KPNQwest's shares and the remainder was owned equally by us and KPN. Originally, contractual provisions restricted our ability to sell or transfer any of our shares through 2004. In November 2001, we purchased approximately 14 million additional shares and Anschutz Company purchased approximately six million shares of KPNQwest common stock from KPN for $4.58 per share. Anschutz Company's stock purchase was at our request and with the approval of the disinterested members of our Board of Directors (the "Board"). After giving effect to this transaction, we held approximately 47.5% of KPNQwest's outstanding shares. Because we have never had the ability to designate a majority of the members of the supervisory board or to vote a majority of the voting securities, we have accounted for our investment in KPNQwest using the equity method of accounting.

        In connection with the allocation of the Merger purchase price, we assigned a preliminary value of $7.935 billion to our investment in KPNQwest at June 30, 2000. Prior to the Merger, Qwest's investment in KPNQwest had a book value of $552 million. In accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", the excess basis related to our investment in KPNQwest of $7.383 billion was attributed to goodwill. This goodwill was initially assigned an estimated life of 40 years and was being amortized ratably over that period. The final determination of the estimated fair value of our investment in KPNQwest was completed in June 2001. This final determination resulted in an estimated fair value of $4.755 billion, or $3.180 billion less than our preliminary estimate of fair value. As a result, we recorded a $3.180 billion reduction to our investment in KPNQwest effective in the second quarter of 2001. Also at that time we changed the estimated life of the revised goodwill balance of $4.203 billion from 40 years to 10 years. Beginning January 1, 2002, in accordance with the adoption of SFAS No. 142, we ceased amortization of goodwill and other intangible assets with indefinite lives. In addition, as of December 31, 2002, all goodwill has been fully impaired. See discussion at Note 5—Goodwill and Intangible Assets.

        Beginning in June 2001, we performed periodic evaluations of our investment in KPNQwest and concluded that there had been a decline in fair value that was other than temporary. Factors considered in reaching our conclusions that the decline was other -than -temporary included, among others, the following: a decline in the price of KPNQwest's publicly traded stock and the period of time over which such price had been below the carrying value of our investment; the change in analysts' expectations released during the second quarter of 2001 indicating significant declines from their first quarter expectations; and the severe deterioration of the European telecommunications sector that began during the second quarter of 2001, including a number of bankruptcies, making the near-term prospects of a recovery of KPNQwest's stock less certain beginning on June 30, 2001. As a result of those evaluations, we recorded an impairment loss of $3.048 billion in June 2001 to write down the carrying amount of our investment in KPNQwest.

        After a similar evaluation in December 2001, we again concluded that a further other-than-temporary decline in value had occurred and recorded an additional impairment of $156 million, reducing the estimated fair value of our KPNQwest investment to $1.150 billion as of December 31, 2001.

        In 2002, we recorded a further impairment to our investment for an other-than-temporary decline in value in the first quarter of 2002. In May 2002, KPNQwest filed for bankruptcy protection and ceased operations. Consequently, we did not expect to recover any of our investment in KPNQwest and in the second quarter of 2002, we wrote-off our remaining investment in KPNQwest to our consolidated statement of operations.

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

        Also in October 1999, pre-Merger Qwest entered into a long-term Master Services Agreement with QDM under which QDM agreed to purchase approximately $119 million of telecommunication services through October 2008 and we agreed to extend credit to QDM for the purpose of making payments to us for the telecommunications services provided. Each October, QDM was required to pay an amount equal to the difference between certain specified annual commitment levels and the amount of services actually purchased under the Master Services Agreement at that time. In October 2001, we agreed to terminate the Master Services Agreement and release QDM from its obligation under such agreement to acquire telecommunications services from us. At the same time, QDM agreed to forgive the $84.8 million that we owed on the promissory note related to the original capital contribution from pre-Merger Qwest. Prior to the termination of the Master Services Agreement, we advanced QDM $3.8 million which was the amount owed to us under the agreement for accrued telecommunications services. QDM used that advance to pay us the amount owed, including interest on amounts past due. Concurrent with termination of the Master Services Agreement, QDM repaid us the $3.8 million advance under the Master Services Agreement with interest.

Marketable Securities

        We have investments in publicly traded equity securities and private company equity securities, which are classified as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, we are required to carry these investments at their fair value. Unrealized gains and losses on these securities are recorded in other comprehensive income (loss), net of related income tax effects, in the consolidated statement of stockholders' (deficit) equity.

        We also had investments in publicly traded debt securities made during 2003 which are classified as "held-to-maturity." In accordance with SFAS No. 115, held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

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

        The following table summarizes information related to our investments in marketable equity securities for the years ended December 31, 2003, 2002 and 2001.

	Publicly Traded	Private Company	Total
	(Dollars in millions)
Balance as of December 31, 2000	$87	$144	$231
Additions	13	3	16
Dispositions	(21)	(3)	(24)
Unrealized mark-to-market gains	62	—	62
Unrealized mark-to-market losses	(29)	—	(29)
Other-than-temporary declines in value and mark-to-market adjustment of warrants	(69)	(115)	(184)

Balance as of December 31, 2001	43	29	72
Dispositions	(50)	—	(50)
Unrealized mark-to-market gains	41	—	41
Unrealized mark-to-market losses	(5)	—	(5)
Other-than-temporary declines in value and mark-to-market adjustment of warrants	(28)	(7)	(35)

Balance as of December 31, 2002	1	22	23
Additions	198	—	198
Unrealized mark-to-market gains	—	3	3
Other-than-temporary declines in value and mark-to-market adjustment of warrants	(1)	(19)	(20)

Balance as of December 31, 2003	$198	$6	$204

Investments in Publicly Traded Securities

        As of December 31, 2003, our portfolio of publicly traded marketable securities consisted principally of U.S. Government Agency debt securities which had an amortized cost and a fair market value of approximately $198 million. In accordance with SFAS No. 115, we accrete the discount of these bonds and recognize interest income in our consolidated statement of operations. Bonds of $174 million are classified as short-term and are included in prepaids and other current assets and $24 million is included as non-current in other assets on our consolidated balance sheet as of December 31, 2003.

        As of December 31, 2002 our portfolio of publicly traded marketable securities consisted principally of the warrants we held to purchase various public company equity securities. In accordance with SFAS No. 133 and SFAS No. 115, we mark the warrants to market and any changes in the fair value of these warrants are charged to the consolidated statement of operations. We recorded losses of $1 million, $20 million and $6 million, for the years ended December 31, 2003, 2002 and 2001, respectively, related to changes in the fair value of these warrants. We had no other significant derivative financial instruments as of December 31, 2003 or 2002.

        We recorded charges related to other-than-temporary declines in value relating to our investments in publicly traded marketable securities during 2002 and 2001 totaling $8 million and $63 million, respectively. There were no charges recorded during 2003. During 2002 and 2001, we sold various holdings in our public and non-public investments for approximately $12 million and $2 million, respectively. We recorded a loss of $37 million in 2002 and a loss of $22 million in 2001 associated with these sales. We had no significant sales of investments in 2003.

Note 8: Borrowings

Current Borrowings

        As of December 31, 2003 and 2002, our current borrowings consisted of:

	December 31,
	2003	2002
	(Dollars in millions)
Short-term notes	$—	$750
Current portion of credit facility	—	750
Current portion of long-term borrowings	1,834	1,180
Current portion of capital lease obligations and other	35	92

Total current borrowings	$1,869	$2,772

        In August 2002, Dex borrowed $750 million under a term loan agreement ("Dex Term Loan") due September 2004. Borrowings under the Dex Term Loan were completed in two tranches: Tranche A and Tranche B. As of December 31, 2002, Tranche A borrowings were $213 million and Tranche A bore interest at either (i) an adjusted London interbank offered rates ("LIBOR") plus 11.50% per annum, as calculated in accordance with the term loan agreement; or (ii) the base rate under the agreement plus 8.75% per annum. Tranche B borrowings were $537 million and bore a fixed interest rate of 14.0%. On August 12, 2003, the $750 million Dex Term Loan was paid in full. See Note 18—Subsequent Events—Debt-related matters, for a description of transactions affecting our current borrowings that occurred subsequent to December 31, 2003.

Long-term Borrowings

        At December 31, 2003, $133 million of our long-term borrowings, including the current portion, were held at Qwest and the remainder was held in four of our wholly owned subsidiaries: Qwest Corporation ("QC"), Qwest Services Corporation ("QSC"), Qwest Communications Corporation ("QCC") and Qwest Capital Funding ("QCF"). See Note 18—Subsequent Events—Debt-related matters, for a description of transactions affecting our long-term borrowings that occurred subsequent to December 31, 2003.

        As of December 31, 2003 and 2002, long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2003	2002
	(Dollars in millions)
Qwest Corporation:
Notes with various rates ranging from 5.50% to 9.125% including LIBOR + 4.75% and maturities from 2004 to 2043	$7,887	$7,316
Unamortized discount and other	(157)	(142)
Capital lease obligations and other	25	97
Less: current portion	(881)	(1,255)
Qwest Services Corporation:
Notes with various rates ranging from 13.00% to 14.00% and maturities from 2007 to 2014	3,377	3,298
Unamortized premium	174	70
Credit facility due 2005 with rate of LIBOR + 3.50%	750	2,000
Less: current portion	—	(750)
Qwest Communications Corporation:
7.25% Senior Notes due in 2007	314	350
Unamortized discount and other	(7)	(7)
Capital lease obligations and other	40	50
Less: current portion	(2)	(6)
Qwest Capital Funding:
Notes with various rates ranging from 5.875% to 7.90% and maturities from 2004 to 2031	4,952	7,665
Unamortized discount	(11)	(20)
Less: current portion	(963)	—
Qwest Communications International Inc.:
7.50% Senior Notes due in 2008	62	750
7.25% Senior Notes due in 2008	8	300
Unamortized discount and other	(2)	(30)
Senior Notes with various rates ranging from 8.29% to 10.875% and maturities from 2007 to 2008	33	33
Note payable to ADMI (Note 16—Related Party Transactions)	30	35
Less: current portion	(4)	(1)
Other:
Capital lease obligations	33	25
Less: current portion	(19)	(10)

Total—net long-term borrowings	$15,639	$19,768

        Our long-term borrowings had the following interest rates and maturities at December 31, 2003:

	Maturities
Interest Rates
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in millions)
Up to 5%	$—	$750	$—	$—	$—	$—	$750
Above 5% to 6%	1,084	46	6	77	328	—	1,541
Above 6% to 7%	—	595	—	1,340	171	2,872	4,978
Above 7% to 8%	750	—	485	314	71	3,364	4,984
Above 8% to 9%	—	—	—	—	22	250	272
Above 9% to 10%	—	—	—	11	—	1,500	1,511
Above 10%	—	—	—	504	—	2,873	3,377

Total	$1,834	$1,391	$491	$2,246	$592	$10,859	17,413

Capital leases and other							98
Unamortized discount and other							(3)
Less current borrowings							(1,869)

Total long-term debt							$15,639

  QC Notes

        At December 31, 2003 and 2002, QC had notes with aggregate principal amounts outstanding of $7.887 billion and $7.316 billion, excluding unamortized discounts of $157 million and $142 million, respectively, of unsecured notes at interest rates ranging from 5.50% to 9.125% including floating rate debt at LIBOR + 4.75% and with maturities from 2004 to 2043. The indentures governing these QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QC and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QC, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2003. Included in the amounts listed above are the following issuances:

        On June 9, 2003, QC completed a senior term loan in two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of QC's current indebtedness. The floating rate tranche cannot be prepaid for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as those associated with QC's other long-term debt. The net proceeds were used to refinance approximately $1.1 billion of QC's debt due in 2003 and fund or refinance our investment in telecommunications assets. Also, in connection with this QC issuance, we reduced the QSC Credit Facility (as described below) by approximately $429 million to a balance of $1.57 billion.

        The floating rate tranche bears interest at LIBOR plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 6.50% at December 31, 2003. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

        In March 2002, QC issued $1.5 billion in bonds with a ten-year maturity and an 8.875% interest rate. At December 31, 2003, the interest rate was 9.125%. Once we have registered the notes with the Securities and Exchange Commission, ("SEC"), the interest rate will return to 8.875%, the original stated rate.

  QSC Notes

        At December 31, 2003 and 2002, QSC had notes with aggregate principal amounts outstanding of $3.377 billion and $3.298 billion, consisting of 13.0% Notes due in 2007 ("2007 Notes"), 13.5% Notes due in 2010 ("2010 Notes") and 14.0% Notes due in 2014 ("2014 Notes") pursuant to an indenture issued on December 26, 2002. The total unamortized premium for these notes was $174 million and $70 million at December 31, 2003 and 2002, respectively. Since December 26, 2003, we have been incurring additional interest of 0.25% per annum on these notes. Once we register the notes with the SEC, the interest rates will return to the original stated rates. We will be required to pay an additional 0.25% per annum of interest starting March 25, 2004, for a total of 0.50% of additional interest, until the notes are registered. The 2007 Notes, 2010 Notes and 2014 Notes are callable on December 15 of 2005, 2006 and 2007 at 106.5%, 106.75% and 107%, respectively. The QSC notes are subordinated in right of payment to all senior debt of QSC, including the 2004 QSC Credit Facility, and the QSC guarantee of the 2009, 2011 and 2014 Qwest notes. The QSC notes are secured by a lien on the stock of QC, which lien is junior to the liens on such collateral securing QSC's senior debt, including the 2004 QSC Credit Facility and QSC's guarantee of the 2009, 2011 and 2014 Qwest notes (See Note 18—Subsequent Events, Debt-related matters, for a discussion of new debt issued in 2004). The QSC notes are guaranteed by QCF and Qwest on a senior basis and the guarantee by Qwest is secured by liens on the stock of QSC and QCF.

        The QSC indenture contains certain covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and other payment restrictions; (iv) limitations on asset sales; (v) limitations on transactions with affiliates; (vi) limitations on liens; and (vii) limitations on business activities. Under the QSC indenture we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million. We were in compliance with all of the covenants as of December 31, 2003.

        On December 22, 2003, we completed a cash tender offer (the "December 2003 Tender Offer") for the purchase of approximately $3 billion aggregate face amount of outstanding debt of Qwest, QSC and QCF for approximately $3 billion in cash. As a result, we recorded a loss of $15 million on the early retirement of this debt. In connection with the December 2003 Tender Offer, QSC purchased $327 million face amount of its debt for $386 million in cash resulting in a loss of $42 million. QSC also offered to purchase its notes for par under the asset sale repurchase requirement as required by the indentures governing the QSC notes. The details relating to Qwest's and QCF's portion of the December 2003 Tender Offer are discussed below in their respective sections.

        During 2003, we also exchanged $406 million of new QSC notes for $560 million face amount of QCF notes. These debt-for-debt exchanges were accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments", ("EITF Issue No. 96-19"). On the date of the exchanges, the present value of the cash flows under the terms of the revised debt instruments were compared to the present value of the remaining cash flows under the original debt instruments. The cash flows were not considered "substantially" different to that of the exchanged debt; therefore, no gain was recognized on the exchanges and the difference of $144 million between the face amount of the new debt and the carrying amount of the exchanged debt is being amortized as a credit to interest expense using the effective interest rate method over the life of the new debt. The new QSC notes have interest rates ranging from 13.0% to 13.5% with maturities of 2007 and 2010, while the QCF notes had interest rates ranging from 6.875% to 7.90%.

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

        At December 31, 2003 and 2002, we had $750 million and $2.0 billion, respectively, outstanding under the credit facility, which had been reconstituted as a revolving credit facility in August 2002, with QSC as the primary borrower ("QSC Credit Facility"). The QSC Credit Facility was secured by a senior lien on the stock of QC. The QSC Credit Facility was paid down by $429 million concurrently with QC's $1.75 billion term loan completed in June 2003. Proceeds from the completed sale of the Dex West business during September 2003 were used to reduce the QSC Credit Facility by another $321 million. In December 2003, the QSC Credit facility was reduced by an additional $500 million. At December 31, 2003, the QSC Credit Facility bore interest of 4.65%. We obtained extensions under the QSC Credit Facility for the delivery of certain annual and quarterly financial information. The waivers extended the compliance date to provide certain annual and quarterly financial information to March 31, 2004. On February 5, 2004, the QSC Credit Facility was paid off and terminated (See Note 18—Subsequent Events, Debt related matters, for a discussion of the payoff of the QSC Credit Facility).

  QCC Notes

        At December 31, 2003 and 2002, QCC had notes with aggregate principal amounts outstanding of $314 million and $350 million, respectively, excluding unamortized discount of $7 million, in each year, of unsecured 7.25% Senior Notes, due 2007. During 2003, $36 million of these notes were exchanged for $33 million of cash resulting in a gain of $3 million.

        The indenture governing these notes contains certain covenants including, but not limited to: (i) a prohibition on certain liens on assets of QCC and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCC, which requires that a successor assume the obligation with regard to these notes. This indenture contains provisions relating to acceleration upon an acceleration of any other debt obligations of QCC in the aggregate in excess of $25 million. We were in compliance with all of the covenants as of December 31, 2003.

  QCF Notes

        At December 31, 2003 and 2002, QCF had notes with aggregate principal amounts outstanding of $4.952 billion and $7.665 billion, excluding unamortized discounts of $11 million and $20 million, respectively, of unsecured notes at rates ranging from 5.875% to 7.9% and with maturities from 2004 to 2031. The QCF notes are guaranteed by Qwest on a senior unsecured basis. The indentures governing these QCF notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QCF and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCF or us, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants as of December 31, 2003.

        In connection with the December 2003 Tender Offer, QCF purchased $1.735 billion face amount of its debt for $1.637 billion in cash resulting in a gain of $79 million.

        During 2003, we also exchanged $418 million face amount of existing QCF notes for $165 million of cash and 52.5 million shares of our common stock with an aggregate value of $202 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.22 per share to $5.11 per share. As a result, a gain of $50 million was recorded on this debt extinguishment. We also exchanged $406 million of new QSC notes for $560 million face amount of QCF notes. See the QSC section above for a discussion of this debt for debt exchange.

        On December 26, 2002, we completed an offer to exchange up to $12.9 billion in aggregate face amount of outstanding unsecured debt securities of QCF for new unsecured debt securities of QSC and Qwest. (Because of the amount tendered no Qwest notes were required to be issued.) We received valid tender offers of approximately $5.2 billion in total principal amount of the QCF notes and issued in exchange $3.3 billion in face amount of new debt securities of QSC under the indenture described above. This transaction was accounted for in accordance with the guidance in EITF Issue No. 96-19. On December 26, 2002, the present value of the cash flows under the terms of the revised debt instruments were compared to the present value of the remaining cash flows under the original debt instruments. The cash flows for nine of the new debt securities were considered "substantially" different to that of the exchanged debt securities. Accordingly, these debt exchanges were accounted for as debt extinguishments resulting in the recognition of a $1.8 billion gain in 2002. The cash flows for two of the new debt securities were not considered "substantially" different to that of the exchanged debt and therefore no gain was realized upon exchange. For these two debt instruments, the difference between the fair value of the new debt and the carrying amount of the exchanged debt of approximately $70 million is being amortized as a credit to interest expense using the effective interest method over the life of the new debt.

        During the first quarter of 2002, we exchanged $97 million in face amount of debt that was issued by QCF. In exchange for the debt, we issued approximately 9.88 million shares of our common stock with a fair value of $87 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $8.29 per share to $9.18 per share. As a result, a gain of $9 million was recorded on this extinguishment of debt.

  Qwest 2008 Notes

        At December 31, 2003 and 2002, we had notes with aggregate principal amounts outstanding of $70 million and $1.05 billion, respectively, of senior notes due in 2008, excluding unamortized discount of $2 million and $30 million, respectively. At December 31, 2002, these notes consisted of $750 million issued with an interest rate of 7.50% and $300 million issued with an interest rate of 7.25%. As of December 26, 2002, these senior notes have been secured equally and ratably with the QSC notes discussed above by a lien on the stock of QSC and QCF. These notes are also guaranteed on a senior basis by QCF and QSC and the QSC guarantee is secured by a junior lien on the stock of QC. In connection with the December 2003 Tender Offer, we purchased $981 million face amount of our 2008 notes for $1.006 billion in cash resulting in a loss of $52 million and amended the indentures governing the notes that remain outstanding to eliminate restrictive covenants and certain default provisions. At the same time, Qwest also offered to purchase these notes for par under the asset sale repurchase requirement as required by the indentures governing these notes and accepted $32 million that was tendered under this offer, which is included in the purchase and loss amounts above.

  Other Qwest Notes

        At December 31, 2003 and 2002 we had notes with aggregate principal amounts of other notes outstanding of $33 million, consisting of 8.29% Senior Notes due in 2008, 9.47% Senior Notes due in 2007 and 10.875% Senior Notes due in 2007. In March 2001, we completed a cash tender offer to buy back some of these notes. In this tender offer, we purchased $995 million in principal of the outstanding notes in exchange for $1.1 billion in cash, resulting in a loss of $106 million. In connection with this tender offer, the remaining outstanding indentures governing the notes were amended to eliminate restrictive covenants and certain default provisions.

Interest

        The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Gross interest expense	$1,776	$1,830	$1,624
Capitalized interest	(19)	(41)	(187)

Net interest expense	$1,757	$1,789	$1,437

Cash interest paid	$1,839	$1,829	$1,260

Note 9: Restructuring and Merger-related Charges

        The restructuring reserve balances discussed below are included in our consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of December 31, 2003 and 2002, the amounts included as current liabilities are $147 million and $127 million and the long-term portions are $377 million and $420 million, respectively.

2003 Activities

        During the year ended December 31, 2003, as part of an ongoing effort of evaluating costs of operations, we reviewed employee levels in certain areas of our business. As a result, we established a reserve and recorded a charge to our 2003 consolidated statement of operations for $131 million to cover the costs associated with these actions, as more fully described below.

        An analysis of activity associated with the 2003 restructuring reserve, as well as prior period restructuring and Merger reserves, is as follows:

		Year Ended December 31, 2003
	January 1, 2003 Balance				December 31, 2003 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2003 restructuring plan	$—	$131	$14	$—	$117
2002 restructuring plan	164	—	62	6	96
2001 restructuring plan	361	—	38	12	311
Merger-related	22	—	22	—	—

Total	$547	$131	$136	$18	$524

        The 2003 restructuring reserve included charges of $107 million for severance benefits pursuant to established severance policies and $24 million for real estate exit obligations, which primarily include estimated future net payments on abandoned operating leases. We identified approximately 2,300 employees from various functional areas to be terminated as part of this restructuring. Through December 31, 2003, approximately 1,600 of the planned reductions had been completed. The remaining 700 reductions are expected to occur over the next year, with severance payments generally extending from two to 12 months. The real estate exit costs include the net present value of rental payments due over the remaining term of the leases, net of estimated sublease rentals and estimated costs to terminate the leases. Through December 31, 2003 we had utilized $12 million of the 2003 restructuring reserves for severance payments and $2 million for real estate exit costs.

        SFAS No. 146 establishes standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. The 2003 restructuring provisions for our wireline, wireless and other segments are $87 million, $0 million and $44 million, respectively.

        During the year ended December 31, 2003, we utilized $43 million of the 2002 restructuring plan (as described below) reserves for employee severance payments and $19 million for real estate exit-related payments. We had identified 4,500 employees to be terminated as part of the 2002 restructuring plan and as of December 31, 2003, these employee reductions were complete. As the 2002 plan was complete and actual costs were less than originally estimated, we reversed $6 million of the restructuring reserve during the year ended December 31, 2003. This reversal included $4 million of severance reserves and $2 million of real estate exit reserves. The remaining restructuring reserve for the 2002 restructuring plan includes $7 million for severance payments, which we expect to utilize during 2004, and $89 million for real estate exit costs. The real estate exit costs are to be utilized over the next several years.

        During the year ended December 31, 2003, we utilized $38 million of the 2001 restructuring plan reserves. This utilization includes $4 million for severance-related costs and $34 million for real estate exit costs. As the employee severance-related activities related to the 2001 restructuring plan were complete and as actual costs were less than originally estimated, the remaining severance-related reserve of $11 million as well as $1 million of over-accrued real estate exit-related reserves were reversed during the year ended December 31, 2003. The remaining restructuring reserve for 2001 of $311 million represents remaining real estate exit obligations, which will be utilized over the next several years.

        During the year ended December 31, 2003, we utilized the remaining Merger-related reserve established during 2000.

2002 Activities

        During the year ended December 31, 2002, in response to shortfalls in employee reductions as part of the 2001 restructuring plan (as discussed below) and due to continued declines in our revenue and general economic conditions, we identified employee reductions in various functional areas and permanently exited a number of operating and administrative facilities. In connection with that restructuring, we established a restructuring reserve and recorded a charge of $299 million to our 2002 consolidated statement of operations to cover the costs associated with these actions, as more fully described below.

		Year Ended December 31, 2002
	January 1, 2002 Balance				December 31, 2002 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2002 restructuring plan	$—	$299	$135	$—	$164
2001 restructuring plan	790	71	365	135	361
Merger-related	111	—	36	53	22

Total	$901	$370	$536	$188	$547

        The 2002 restructuring reserve included $179 million related to severance and $120 million for real estate exit costs. During the year ended December 31, 2002, $123 million of the reserve was utilized for severance benefits and $12 million was utilized for real estate exit costs. Relative to our 2001 plan, $172 million of the reserve was utilized for severance payments and $193 million was utilized for real estate exit costs. Also, during the year ended December 31, 2002, we accrued an additional $71 million for additional 2001 restructuring plan real estate exit costs and reversed $135 million of the 2001 restructuring plan reserves. The 2001 restructuring plan reversal was comprised of $113 million of severance costs and $22 million of over accrued real estate exit costs. The 2001 plan included 10,000 anticipated terminations and as of December 31, 2002, we had terminated 7,000 employees.

        During the year ended December 31, 2002, we utilized $36 million of Merger-related reserves established during 2000, primarily for contractual and legal settlements and reversed $53 million of the Merger-related reserves as the employee reductions and contractual settlements were complete. The remaining Merger-related reserve represents contractual obligations paid in 2003.

2001 Activities

        During the year ended December 31, 2001, we established a reserve and charged to our consolidated statement of operations $825 million for restructuring activities in conjunction with our 2001 restructuring plan. This reserve was comprised of $332 million for severance-related costs and $493 million for real estate exit costs. This reserve was partially offset by a reversal of $9 million of other restructure-related real estate exit costs. During the year ended December 31, 2001, in relation to the Merger as earlier described, we charged to our consolidated statement of operations $321 million, which is comprised of $115 million for additional contractual settlement, legal contingency and other related costs, $132 million for additional severance charges and $74 million for other Merger-related costs, net of reserve reversals. The additional provisions and reversals of Merger-related costs were due to additional Merger-related activities and modifications to previously accrued Merger-related activities.

        The following table outlines our cumulative utilization of the 2003, 2002 and 2001 restructuring and Merger-related plans through December 31, 2003.

	December 31, 2003— Cumulative Utilization
	Severance and Related	Real Estate Exit and Related	Total
	(Dollars in millions)
2003 restructuring plan	$12	$2	$14
2002 restructuring plan	166	31	197
2001 restructuring plan	208	230	438
Merger-related	736	1,013	1,749

Total cumulative utilization	$1,122	$1,276	$2,398

Note 10: Other Financial Information

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2003	2002
	(Dollars in millions)
Accrued interest	$285	$402
Employee compensation	543	333
Accrued property and other taxes	392	456
Accrued facilities costs	358	199
Current portion of state regulatory and legal liabilities	196	182
Restructuring and Merger-related reserves	147	127
Other	345	492

Total accrued expenses and other current liabilities	$2,266	$2,191

Other Long-Term Liabilities

        Other long-term liabilities include a deferred credit associated with our November 12, 2003 settlement of the disputes with certain of our insurance carriers related to, among other things, the investigations and securities and derivative actions described in Note 17—Commitments and Contingencies. The settlement involved, among other things, an additional payment by us of $157.5 million, and in return, the insurance carriers paid $350 million into trust. Of the $350 million, $150 million in cash is available for our benefit and has been used in large part to reimburse defense costs incurred by us in connection with these matters. Another $143 million in cash and $57 million in irrevocable letters of credit, totaling $200 million, is set aside to cover losses we may incur and the losses of current and former directors and officers and others who have released the insurance carriers in connection with the settlement. The use and allocation of these proceeds has yet to be resolved between us and individual insureds. We consolidated the trust assets and related deferred credit into our consolidated balance sheet as of December 31, 2003. We have also recorded a reserve in our consolidated financial statements for the estimated minimum liability associated with certain of these matters. We have classified the assets, deferred credit and loss reserve as non-current.

        Other long-term liabilities also includes $221 million related to the termination of our Calpoint LLC ("Calpoint") services agreement. We entered into a services agreement with Calpoint in 2001. In connection with this arrangement, we also agreed to pay monthly services fees directly to the trustee that serves as a paying agent on debt instruments issued by special purpose entities sponsored by Calpoint. This unconditional purchase obligation required us to pay at least 75% of the monthly service fees for the entire term of the agreement, regardless of whether Calpoint provided us service. In September 2003, we terminated our services arrangement with Calpoint. We paid to terminate the services agreement, but will continue to make payments to a trustee related to the unconditional purchase obligation. As a result of this transaction, in September 2003, we recorded a liability of $346 million for the net present value of the remaining obligation which will be paid through 2006. Our total remaining liability related to the Calpoint transaction is $322 million as of December 31, 2003.

Note 11: Employee Benefits

Pension, Post-retirement and Other Post-employment Benefits

        We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational (union) employees. In addition to this qualified Pension Plan we also operate a non-qualified pension plan for certain highly compensated employees and executives (the "Non-Qualified Pension Plan"). We maintain post-retirement healthcare and life insurance plans that provide medical, dental, vision and life insurance benefits for certain retirees. We also provide post-employment benefits for certain other former employees. As of December 31, 2003 and 2002, shares of our common stock and ownership of our debt accounted for less than 0.5% of the assets held in the pension plans and post-retirement benefit plans.

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

        We modified the Pension Plan benefits, effective January 1, 2001, for all former U S WEST management employees who did not have 20 years of service by December 31, 2000 or who would not be service pension eligible by December 31, 2003. For employees who did not meet these criteria (the "unprotected group"), no additional years of service will be credited under the defined lump sum formula for years worked after December 31, 2000. These employees' pension benefits will only be adjusted for changes in the employees' future compensation levels. Future benefits for the unprotected group are based on 3% of pay while actively employed plus a return as defined in the Pension Plan. The minimum return an employee can earn on their account in a given year is based upon the Treasury Rate and the employee's account balance at the beginning of the year. All management employees, other than those who remain eligible under the previous formulas, will be eligible to participate in the 3%-of-pay plan.

        Effective August 11, 2000, the Pension Plan was amended to provide additional pension benefits to certain plan participants who were involuntarily separated from us between August 11, 2000 and June 30, 2001. The Pension Plan was subsequently amended to provide termination benefits through June 30, 2003. The amount of the benefit is based on pay and years of service. For 2003, 2002 and 2001, the amounts of additional termination benefits paid were $73 million, $226 million and $154 million, respectively. In addition, special termination benefits of $0 million, $3 million and $6 million were paid from the Non-Qualified Pension Plan to certain executives during 2003, 2002 and 2001, respectively.

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

        Our funding policy is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due. No pension funding was required in 2003 or 2002 and as of December 31, 2003 and 2002, the fair value of the assets in the qualified pension trust exceeded the accumulated benefit obligation of the qualified Pension Plan. During 2003, we made contributions of $8 million to the post-retirement healthcare plan; however, we did not contribute to the post-retirement healthcare or life insurance plans in 2002. We expect to contribute approximately $13 million to the post-retirement healthcare plan during 2004.

        The components of the net pension credit, non-qualified pension benefit cost and post-retirement benefit cost are as follows:

	Pension Cost (Credit) Years Ended December 31,			Non-Qualified Pension Cost Years Ended December 31,			Post-retirement Benefit Cost Years Ended December 31,
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(Dollars in millions)
Service Cost	$170	$154	$187	$4	$3	$2	$23	$27	$29
Interest Cost	601	601	686	3	5	5	389	328	307
Expected return on plan assets	(858)	(925)	(1,101)	—	—	—	(135)	(191)	(224)
Amortization of transition asset	(71)	(76)	(79)	2	2	2	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(20)	(20)	(20)
Plan settlement	—	11	—	—	2	6	—	—	—
Special termination benefits	—	—	—	—	3	6	—	—	—
Recognized net actuarial (gain) loss	—	—	(53)	—	2	1	101	(23)	(91)

Net (credit) cost included in current earnings (loss)	$(158)	$(235)	$(360)	$9	$17	$22	$358	$121	$1

        The net pension cost (credit) is allocated between cost of sales and selling, general and administrative expense in the consolidated statements of operations.

        The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2003, 2002 and 2001. The actuarial assumptions used to compute the net pension cost (credit), non-qualified pension benefit cost and post-retirement benefit cost are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Cost (Credit)			Non-Qualified Pension Cost			Post-retirement Benefit Cost
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Beginning of the year:
Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	9.00%	9.40%	9.40%	N/A	N/A	N/A	9.00%	9.40%	9.40%
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	10.00%	8.25%	8.25%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2013	2007	2007

N/A—not applicable

        Following is an analysis of the change in the projected benefit obligation for the pension, non-qualified pension plans and post-retirement benefit plan obligation for the years ended December 31, 2003 and 2002:

	Pension Plan Years Ended December 31,		Non-Qualified Pension Plan Years Ended December 31,		Post-retirement Benefit Plan Years Ended December 31,
	2003	2002	2003	2002	2003	2002
	(Dollars in millions)
Benefit obligation accrued at beginning of year	$8,741	$9,625	$71	$70	$5,708	$4,700
Service cost	170	154	4	3	23	27
Interest cost	601	601	3	5	389	328
Actuarial loss (gain)	513	(164)	(18)	3	378	1,012
Plan amendments	(40)	—	—	—	(15)	—
Special termination benefits	73	226	—	3	—	—
Plan settlements	8	—	—	—	—	—
Business divestitures	(91)	(88)	—	—	(24)	(27)
Benefits paid	(1,015)	(1,613)	(12)	(13)	(383)	(332)

Benefit obligation accrued at end of year	$8,960	$8,741	$48	$71	$6,076	$5,708

Accumulated benefit obligation	$8,470	$8,129	$41	$41	$6,076	$5,708

        The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of the end of the respective year and are as follows:

	Pension Plan		Non-Qualified Pension Plan		Post-retirement Benefit Plan
	2003	2002	2003	2002	2003	2002
End of the year:
Discount rate	6.25%	6.75%	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2014	2013

N/A—not applicable

        Following is an analysis of the change in the fair value of plan assets for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2003 and 2002:

	Pension Plan Years Ended December 31,		Non-Qualified Pension Plan Years Ended December 31,		Post-retirement Benefit Plan Years Ended December 31,
	2003	2002	2003	2002	2003	2002
	(Dollars in millions)
Fair value of plan assets at beginning of year	$8,427	$11,121	$—	$—	$1,565	$2,045
Actual gain (loss) on plan assets	1,702	(1,001)	—	—	333	(191)
Net employer contributions	—	—	12	13	144	43
Business divestitures	(104)	(80)	—	—	—	—
Benefits paid	(1,015)	(1,613)	(12)	(13)	(383)	(332)

Fair value of plan assets at year end	$9,010	$8,427	$—	$—	$1,659	$1,565

        The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans as of December 31, 2003 and 2002:

	Pension Plan Years Ended December 31,		Non-Qualified Pension Plan Years Ended December 31,		Post-retirement Benefit Plan Years Ended December 31,
	2003	2002	2003	2002	2003	2002
	(Dollars in millions)
Funded (unfunded) status	$50	$(314)	$(48)	$(71)	$(4,417)	$(4,143)
Unrecognized net actuarial loss	1,142	1,460	6	24	1,312	1,257
Unamortized prior service cost (benefit)	(40)	—	1	1	(113)	(118)
Unrecognized transition (asset) obligation	(63)	(134)	7	9	—	—

Prepaid benefit (accrued cost)	$1,089	$1,012	$(34)	$(37)	$(3,218)	$(3,004)

        The weighted-average asset allocations for the benefit plans at December 31, 2003 and 2002, by asset category are as follows:

	Pension Plan Years Ended December 31,		Non-Qualified Pension Plan Years Ended December 31,		Post-Retirement Benefit Plan Years Ended December 31,
	2003	2002	2003	2002	2003	2002
Equity Securities	63%	59%	N/A	N/A	59%	57%
Debt Securities	24%	29%	N/A	N/A	35%	38%
Real Estate	6%	6%	N/A	N/A	1%	1%
Other	7%	6%	N/A	N/A	5%	4%

Total	100%	100%	N/A	N/A	100%	100%

N/A—not applicable

        The investment objective for the benefit plans is to provide an attractive risk-adjusted return that will ensure the payment of benefits and protect against the risk of substantial investment losses. The asset mix, or the percent of the trust held in each asset class, is the primary determinant of the total fund return. The asset mix takes into account benefit obligations, risk/return requirements and the outlook for the financial markets. As of year-end, the actual asset mix is within the 50%-70% policy allocation range for equities and 30%-50% for non-equities (debt, real estate and other).

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

        The expected rate of return on plan assets is the long-term rate of return we expect to earn on trust assets. The rate of return is determined by the investment composition of the plan assets and the long-term risk and return forecast for each asset category. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected risk and return characteristics for each asset class are reviewed annually and revised, as necessary, to reflect changes in the financial markets.

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

        A change of one percent in the assumed initial healthcare cost trend rate would have had the following effects in 2003:

	One Percent Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$27	$(23)
Effect on accumulated post-retirement benefit obligation (balance sheet)	$459	$(389)

        On January 5, 2001, we announced an agreement with our major unions, the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), to extend the existing union contracts for another two years, through August 2003. The extensions include a 3.5% wage increase in 2001, a 5% wage increase in 2002, a 6% pension increase in 2002 and a 10% pension increase in 2003. The appropriate changes were reflected in the pension and post-retirement benefit computations. In August 2003, we reached an agreement with the CWA and IBEW on a new two-year contract expiring on August 13, 2005. The new agreements did not have a material impact on our pension and post-retirement benefit computations.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position No. 106-1. "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", we elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. Currently, we do not believe we will need to amend our plan to benefit from the Act. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

Other Benefit Plans

  401(k) Plan

        We currently sponsor a defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in our common stock. As a result of our failure to file in a timely manner various of our quarterly reports on Form 10-Q and our failure to file our Annual Report on Form 10-K, beginning in August 2002, we temporarily suspended the investment of employee contributions in our common stock. During the fourth quarter of 2003, we filed with the SEC our 2003 quarterly reports on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2002, (the "2002 Form 10-K"). We then restored the discretionary investment of employee contributions in our common stock beginning in February 2004. As of December 31, 2003, the assets of the plan included approximately 88 million shares of our common stock as a result of the combination of our employer match and participant directed contributions. We made cash contributions in connection with our 401(k) plan of $8 million and $83 million for 2002 and 2001, respectively. In addition, we made contributions of our common stock of $76 million and $77 million in 2003 and 2002, respectively.

  Deferred Compensation Plans

        We sponsor several deferred compensation plans for a group that includes certain of our current and former management and highly compensated employees, certain of which are open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices including our common stock.

        Our deferred compensation obligation is included in our consolidated balance sheet in other long-term liabilities. Shares of our common stock owned inside the plans are treated as treasury stock and are included at cost in the consolidated balance sheet in treasury stock. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statement of operations. The deferred compensation liability as of December 31, 2003 and 2002 was $24 million and $36 million, respectively. The value of the deferred compensation plans' assets were $33 million and $41 million at December 31, 2003 and 2002, respectively and are included in other long-term assets in the consolidated balance sheets.

  Deferred Compensation Plan for Non-employee Directors

        We sponsor a deferred directors' fees plan for members of our current and former Board. Under this plan, directors may, at their discretion, elect to defer all or any portion of the directors' fees for the upcoming year for services they perform as directors of the Company. In the plan for the members of the current Board, we match 50% of the fees that are contributed to the plan. Participants in the plan are fully vested in both their deferred fees and the matching contribution. Participants can suspend or change the amount of deferred fees at their discretion.

        Quarterly, we credit the director's account with "phantom units", which are held in a notational account. Each phantom unit represents a value equivalent to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. The account is ultimately distributed at the time elected by the director or at the end of the plan and is paid, at the director's election, either in: (1) a lump-sum payment; (2) annual cash installments over periods up to 10 years; or (3) some other form selected by our Executive Vice President—Human Resources (or his or her designee). A change in our stock price of one dollar would not result in a significant expense impact to our consolidated financial statements.

        Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the value of our common stock are recorded in our consolidated statement of operations. The deferred compensation liability as of December 31, 2003, for the plan was $6 million and the expense associated with this plan was not significant during 2003. However, depending on the extent of appreciation in the value of our common stock, expenses incurred under this plan could become significant in subsequent years.

Note 12: Stock Incentive Plans

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

        On June 23, 1997, pre-Merger Qwest adopted the Equity Incentive Plan. This plan was most recently amended and restated on October 4, 2000 and permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants. The maximum number of shares of our common stock that may be issued under the Equity Incentive Plan at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the Equity Incentive Plan or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. Since the Merger, all option grants have been issued from this plan. As of December 31, 2003, the maximum number of shares of our common stock available for issuance under the Equity Incentive Plan was 177 million, with 126 million shares underlying outstanding options and 51 million shares available for issuance pursuant to new awards.

        As a result of our failure to file with the SEC various of our quarterly reports on Form 10-Q and our failure to file our 2002 Form 10-K, beginning in August 2002, we temporarily suspended the ability of option holders to exercise their vested options. During the fourth quarter of 2003, we filed with the SEC our 2003 quarterly reports on Form 10-Q and our 2002 Form 10-K. We then restored the ability of option holders to exercise vested options beginning in January 2004.

        The Compensation and Human Resources Committee of our Board, or its delegate, approves the exercise price for each option. Stock options generally have an exercise price that is at least equal to the fair market value of the common stock on the date the stock option is granted, subject to certain restrictions. Stock option awards generally vest in equal increments over the vesting period of the granted option (generally three to five years). Unless otherwise provided by the Compensation and Human Resources Committee, our Equity Incentive Plan provides that, on a "change in control", all awards granted under the Equity Incentive Plan will vest immediately. Options that we granted to our employees from June 1999 to September 2002 typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since September 2002, options that we grant to our executive officers (vice president level and above) typically provide for accelerated vesting and an extended exercise period upon a change of control and options that we grant to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Options granted in 2003, 2002 and 2001 have ten-year terms.

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

        Our stock incentive plans are accounted for using the intrinsic-value method under which no compensation expense is recognized for options granted to employees with a strike price that equals or exceeds the value of the underlying security on the measurement date. In certain instances, the strike price has been established prior to the measurement date, in which event any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests, in accordance with FIN No. 28. We recorded stock-based compensation expense of $6 million, $18 million and $34 million in the years ended December 31, 2003, 2002 and 2001, respectively.

        Summarized below is the activity of our stock option plans for the three years ended December 31, 2003:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding January 1, 2001	133,610	$32.32
Granted	33,015	24.21
Exercised	(12,280)	20.62
Tendered for cancellation	(29,129)	43.45
Canceled or expired	(19,722)	37.92

Outstanding December 31, 2001	105,494	27.01
Granted	49,701	4.66
Exercised	(34)	5.90
Canceled or expired	(42,841)	19.97

Outstanding December 31, 2002	112,320	19.81
Granted	31,549	3.60
Exercised	—	—
Canceled or expired	(18,145)	18.13

Outstanding December 31, 2003	125,724	$15.98

        Options to purchase 54.0 million, 49.3 million and 45.4 million shares of Qwest common stock at weighted-average exercise prices of $25.38, $28.62 and $28.40 were exercisable at December 31, 2003, 2002 and 2001, respectively.

        The outstanding options at December 31, 2003 have the following characteristics (shares in thousands):

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - $ 5.00	35,379	9.10	$3.36	1,997	$2.69
$ 5.01 - $10.00	30,501	7.65	5.22	6,602	5.25
$10.01 - $20.00	15,090	4.84	16.58	11,422	16.83
$20.01 - $30.00	18,484	4.97	27.33	11,268	26.74
$30.01 - $40.00	16,381	5.87	33.41	14,269	33.30
$40.01 - $60.00	9,889	6.30	43.34	8,467	42.79

Total	125,724	6.99	$15.98	54,025	$25.38

        As required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123", we have disclosed in Note 2—Summary of Significant Accounting Policies the pro forma amounts as if the fair value method of accounting had been used. These pro forma amounts may not be representative of the effects on reported net income or loss in future years because, the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

        Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of options granted in 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.7%	4.1%	4.1%
Expected dividend yield	0.0%	0.0%	0.2%
Expected option life (years)	4.4	4.4	4.4
Expected stock price volatility	88.0%	57.6%	41.4%
Weighted-average grant date fair value	$2.37	$2.25	$9.40

        Two of the more significant assumptions used in this estimate are the expected option life and the expected volatility, both of which we estimated based on historical information.

Restricted Stock

        In 2003, we did not grant any shares of restricted stock under the Equity Incentive Plan. In 2002 and 2001, we granted 400,000 and 650,000 shares of restricted stock under the Equity Incentive Plan with weighted-average grant date fair values of $6.85 and $16.81 per share, respectively. Restricted stock awards granted in 2002 and 2001 generally vest ratably over four years. Compensation expense of $2 million, $13 million and $6 million was recognized for restricted stock grants in 2003, 2002 and 2001, respectively.

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

        Due to the change in control as a result of the Merger, all Growth Shares were vested at June 30, 2000. In the first quarter of 2001, we issued 356,723 shares of our common stock in settlement of all remaining vested Growth Shares.

Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan ("ESPP") that we are authorized to issue shares of our common stock to eligible employees. As a result of our failure to file with the SEC various of our quarterly reports on Form 10-Q and our failure to file our 2002 Form 10-K, we temporarily suspended the ESPP in August 2002. In December 2003, an amended and restated ESPP was approved by the shareholders. Under the amended plan, we are authorized to issue 27 million shares of our common stock to eligible employees. Enrollment in the amended ESPP plan began in January 2004, with the first distribution of stock scheduled to occur during the first week of March 2004. Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. No shares were purchased under this plan in the year ended December 31, 2003 due to the suspension; however, 3,680,443 and 1,761,470 shares were purchased under this plan at weighted-average purchase prices of $4.12 and $21.24 per share, respectively, during the years ended December 31, 2002 and 2001, respectively. In accordance with APB No. 25, we do not recognize compensation expense for the difference between the employees' purchase price and the fair market value of the stock.

Note 13: Stockholders' Equity

Common Stock ($0.01 par value)

        We are authorized to issue up to 5.0 billion shares of common stock, par value $0.01 per share. As of December 31, 2003 and 2002, there were 1.770 billion and 1.714 billion shares issued and 1.770 billion and 1.699 billion shares outstanding, respectively.

Preferred Stock ($1.00 par value)

        Under our charter, our Board has the authority, without stockholder approval, to (1) create one or more classes or series within a class of preferred stock, (2) issue shares of preferred stock in such class or series up to the maximum number of shares of the relevant class or series of preferred stock authorized and (3) determine the preferences, rights, privileges and restrictions of any such class or series, including the dividend rights, voting rights, the rights and terms of redemption, the rights and terms of conversion, liquidation preferences, the number of shares constituting any such class or series and the designation of such class or series. One of the effects of authorized but unissued and unreserved shares of capital stock may be to render more difficult or discourage an attempt by a potential acquirer to obtain control of us by means of a merger, tender offer, proxy contest or otherwise and thereby protect the continuity of our management. The issuance of such shares of capital stock may have the effect of delaying, deferring or preventing a change in control of us without any further action by our stockholders. We have no present intention to adopt a stockholder rights plan, but could do so without stockholder approval at any future time.

        As of December 31, 2003, 2002 and 2001, there were 200 million shares of preferred stock authorized but no shares issued or outstanding.

Treasury Stock

  BellSouth Repurchase

        In January 2001, we repurchased 22.22 million shares of our common stock at fair value from BellSouth Corporation ("BellSouth") for $1.0 billion in cash. As part of this transaction, we entered into an agreement with BellSouth in January 2001 under which BellSouth agreed to purchase services valued at $250 million from us over a five-year period (the "2001 Agreement"). The 2001 Agreement included provisions that allowed for termination of the arrangement prior to satisfaction of the entire purchase commitment. The 2001 Agreement also provided that BellSouth could make payments for the services in our common stock based upon values as specified in the 2001 Agreement. This provision in the 2001 Agreement represented a written put option. For accounting purposes the written put option vests as we provide services pursuant to the 2001 Agreement. Based on services performed, the value of put options vested in 2001 was $38 million, which was recorded in our consolidated statement of operations as a reduction in revenue and an increase in additional paid-in capital in our consolidated statement of stockholders' (deficit) equity.

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

        The 2001 Agreement was cancelled as of January 16, 2002. At that time, we entered into a second agreement with BellSouth under which BellSouth committed to purchase from us $350 million in services payable in cash over a four-year period. In consideration for terminating the 2001 Agreement, we gave BellSouth a non-cash credit of $71 million that we have included in our consolidated balance sheet as a deferred sales discount. The deferred sales discount will reduce revenue from BellSouth proportionately as we provide services under the new agreement. We reduced our revenue by $17 million in 2003 and 2002 related to the amortization of the deferred sales discount.

  Debt for Equity Exchange

        During the first quarter of 2002, we issued 9.88 million shares of our common stock in exchange for certain outstanding debt. During 2003, the remaining treasury shares related to the BellSouth repurchase were issued in connection with certain debt-for-stock exchanges. The weighted-average cost of treasury shares issued was $42.53 per share.

        During 2003, we issued 52.5 million shares of our common stock with an aggregate value of $202 million in exchange for certain outstanding debt.

  Deferred Compensation—Rabbi Trust

        Rabbi trusts established in 2000 for two of our deferred compensation plans held 327,000 and 387,000 shares of our common stock with a cost of $15 million and $18 million at December 31, 2003 and 2002, respectively. Our shares held by the Rabbi trusts are accounted for as treasury stock, which are considered outstanding for legal purposes.

Other Comprehensive (Loss) Income

        Other comprehensive (loss) income in the consolidated statement of stockholders' (deficit) equity includes the following components:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Unrealized gains on available-for-sale marketable securities, net of reclassification adjustments	$3	$36	$33
Foreign currency translation (losses) gains	(4)	40	(33)
Income tax (provision) benefit related to items of other comprehensive income	(1)	(30)	—

Other comprehensive (loss) income	$(2)	$46	$—

        Embedded in net unrealized gains and losses on available-for-sale marketable securities are reclassification adjustments. Reclassification adjustments are comprised of amounts that have been removed from other comprehensive income (loss) in the consolidated statement of stockholders' deficit and recognized in income or loss from operations in our consolidated statements of operations during the periods cited below:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Reversal of unrealized net gains on investments sold during the period	$3	$39	$19
Other-than-temporary gains charged to income or loss	—	—	44
Reversal of foreign currency translation gain	—	40	—
Income tax expense related to items reclassified into income or loss	(1)	(31)	(24)

Total reclassification adjustments	$2	$48	$39

Earnings Per Share

        The weighted-average number of shares used in computing basic and diluted income (loss) per share for the years ended December 31, 2003, 2002 and 2001 was 1.739 billion, 1.682 billion and 1.661 billion, respectively. For the years ended December 31, 2003, 2002 and 2001, the effect of approximately 126 million, 112 million and 105 million, respectively of outstanding stock options were excluded from the calculation of diluted income (loss) per share because the effect was anti-dilutive.

Dividends

        We did not declare any dividends during 2003 and 2002. We declared and paid dividends of $0.05 per share of common stock during 2001.

Note 14: Income Taxes

        The components of the income tax benefit from continuing operations are as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Current tax (benefit) provision:
Federal	$—	$(239)	$(492)
State and local	6	6	—

	6	(233)	(492)

Deferred tax (benefit) provision:
Federal	(607)	(3,299)	(569)
State and local	(113)	(642)	(184)
Change in valuation allowance	195	1,677	—

	(525)	(2,264)	(753)

Income tax benefit	$(519)	$(2,497)	$(1,245)

        The effective tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2003	2002	2001
	(in percent)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect	3.8	2.1	1.6
Non-deductible KPNQwest investment write down and losses	—	(1.5)	(16.7)
Non-deductible goodwill impairment and amortization	—	(14.8)	(3.8)
Other	0.1	(0.1)	0.8
Change in valuation allowance, state and federal	(10.6)	(8.3)	—

Effective income tax rate	28.3%	12.4%	16.9%

        The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(Dollars in millions)
Net operating loss carryforwards	$1,615	$2,028
Post-retirement benefits and pensions	822	737
State deferred taxes-net of federal effect	281	372
Property, plant and equipment	—	164
Other	648	496

	3,366	3,797
Valuation allowance on deferred tax assets	(1,872)	(1,677)

Net deferred tax assets	1,494	2,120

Property, plant and equipment	(805)	—
State deferred taxes-net of federal effect	(126)	(80)
Other	(525)	(744)

Total deferred tax liabilities	(1,456)	(824)

Net deferred tax assets	$38	$1,296

        We received $67 million, $272 million and $574 million in net income tax refunds in 2003, 2002 and 2001, respectively.

        As of December 31, 2003, we had a net operating loss carryforward of $4.6 billion that will expire between 2004 and 2023. Unused net operating losses generated by pre-Merger Qwest are subject to special rules in the Internal Revenue Code ("IRC"). IRC Section 382 limits the amount of income that may be offset each year by unused net operating losses arising prior to a merger. The annual limitations are based upon the value of the acquired company at the time of the Merger multiplied by the federal long-term tax-exempt interest rate in effect at that date. Any unused limitation may be carried forward and added to the next year's limitations. We do not expect this limitation to impact Qwest's ability to utilize its net operating losses against future taxable income.

        Prior to the purchase of an additional equity interest in KPNQwest in November 2001, our investment in KPNQwest was deemed a foreign corporate joint venture whose basis difference was exempt from the recording of a deferred tax liability. At the end of 2001, the remaining unrecorded deferred tax liability associated with that exempt basis difference was $320 million. In 2002, the remaining book investment in KPNQwest was written off resulting in a $124 million recognized deferred tax asset. We also own a foreign subsidiary with a deductible temporary basis difference for which a $19 million deferred tax asset has not been recorded because the basis difference is essentially permanent in duration and it is not apparent that it will be deducted in the foreseeable future.

        In the second quarter of 2002, we recorded a non-cash charge of $1.677 billion, to establish a valuation allowance against the 2002 net federal and state deferred tax assets. In 2003, we charged an additional $195 million to maintain the valuation allowance at a level sufficient to reduce our 2003 deferred tax assets to an amount we believe is recoverable. The valuation allowance is determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance.

        We had unamortized investment tax credits of $97 million and $104 million as of December 31, 2003 and 2002, respectively, included in other long-term liabilities on our consolidated balance sheets and as discussed in Note 2—Summary of Significant Accounting Policies. These investment tax credits are amortized over the lives of the related assets. At the end of 2003 we also have $62 million ($38 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2010 and 2016, if not utilized.

Note 15: Segment Information

        Our three segments are (1) wireline, (2) wireless and (3) other services. Until September 2003, we operated a fourth segment, our directory publishing business which, as described in Note 6—Assets Held for Sale including Discontinued Operations, has been classified as discontinued operations and accordingly is not presented in our segment results below. Our chief operating decision maker ("CODM"), regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income as defined below.

        Segment income consists of each segment's revenue and direct expenses. Segment revenue is based on the types of products and services offered as described below. Segment expenses include employee and service-related costs, facility costs, network expenses and non-employee related costs such as customer support, collections and marketing. We manage indirect administrative services costs such as finance, information technology, real estate and legal centrally; consequently, these costs are allocated to the other services segments. Our network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, we do not allocate network infrastructure costs, which include all engineering expense, design, repair and maintenance costs and all third-party facilities costs, to individual products. We manage depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not allocated to any segment.

        SFAS No. 146 establishes standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. We do not include restructuring costs in the segment results which are reviewed by our CODM. As a result, we have excluded restructuring costs from our presentation below.

For additional information on restructuring costs by segment, see Note 9—Restructuring and Merger-related Charges.

        Our wireline segment includes revenue from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services), long-distance voice services (such as IntraLATA long-distance services and InterLATA long-distance services) and other voice services (such as operator services, public telephone service, enhanced voice services, CPE and collocation services). Voice services revenue is also generated on a wholesale basis from network transport and billing services, wholesale long-distance service revenue (included in long-distance services revenue) and wholesale access revenue (included in local voice services revenue). Data and Internet services include data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as DSL, dedicated Internet access ("DIA"), virtual private network ("VPN"), Internet dial access, web hosting, professional services and related CPE). Revenue from optical capacity transactions are also included in revenue from data services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless. In August 2003, Qwest Wireless entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Through Qwest Wireless, we continue to operate a PCS wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network over time.

        Our other services segment consists of revenue and expenses from other operating segments and functional departments that do not meet quantitative threshold requirements. Other services revenue is predominately derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for functions such as finance, information technology, real estate, legal, marketing services and human resources, which we centrally manage.

        Other than as already described herein, the accounting principles used are the same as those used in our consolidated financial statements. The revenue shown below for each segment is derived from transactions with external customers. Internally, we do not separately track the total assets of our wireline or other segments. As such, total asset information for the three segments shown below is not presented.

        Segment information for the three years ended December 31, 2003 is summarized as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Operating revenues:
Wireline	$13,650	$14,635	$15,803
Wireless	594	694	688
Other services	44	42	39

Total operating revenue	$14,288	$15,371	$16,530

Operating expenses:
Wireline	$7,840	$8,130	$8,996
Wireless	349	507	751
Other services	2,843	2,614	2,383

Total segment expenses	$11,032	$11,251	$12,130

Segment income (loss):
Wireline	$5,810	$6,505	$6,807
Wireless	245	187	(63)
Other services	(2,799)	(2,572)	(2,344)

Total segment income	$3,256	$4,120	$4,400

Capital expenditures:
Wireline	$1,560	$1,833	$7,146
Wireless	13	55	310
Other services	554	903	967

Total capital expenditures	2,127	2,791	8,423
Non-cash investing activities	(39)	(27)	(381)

Total cash capital expenditures	$2,088	$2,764	$8,042

        The following table reconciles segment operating income to net loss for each of the years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Segment income	$3,256	$4,120	$4,400
Depreciation	(2,739)	(3,268)	(3,704)
Goodwill and other intangible assets amortization	(428)	(579)	(1,660)
Goodwill impairment charge	—	(8,483)	—
Asset impairment charges	(230)	(10,525)	(251)
Restructuring and other charges	(113)	(235)	(816)
Merger-related (charges) credits	—	53	(321)
Total other expense—net	(1,578)	(1,198)	(5,010)
Income tax benefit	519	2,497	1,245
Income and gain from sale of discontinued operations	2,619	1,950	490
Cumulative effect of accounting change	206	(22,800)	24

Net income (loss)	$1,512	$(38,468)	$(5,603)

        Set forth below is revenue information for the years ended December 31, 2003, 2002 and 2001 for revenue derived from external customers for our products and services.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Operating revenues:
Wireline voice services	$9,859	$10,838	$11,897
Wireline data and Internet services	3,791	3,797	3,906
Wireless services	594	694	688
Other services	44	42	39

Total operating revenues	$14,288	$15,371	$16,530

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

Note 16: Related Party Transactions

        As discussed in Note 7—Investments, pre-Merger Qwest and ADMI, a subsidiary of Anschutz Company, formed QDM in October 1999. At inception, pre-Merger Qwest and ADMI each owned 50% equity and voting interest in QDM. In June 2000, pre-Merger Qwest acquired an additional 25% interest in QDM directly from ADMI. Following this transaction, pre-Merger Qwest owned a 75% economic interest and 50% voting interest in QDM and ADMI owned the remaining 25% economic interest and 50% voting interest. During 2002 and 2001, in connection with the operation and subsequent shutdown of QDM's business, ADMI and we made several loans to QDM generally in accordance with our respective economic interests in QDM. Neither ADMI or us made any loans to QDM during 2003. As of December 31, 2003, the aggregate principal balance and accrued interest outstanding on loans to QDM from ADMI and us was $4.4 million and $12.3 million, respectively. All outstanding balances on loans we made to QDM have been written off as of December 31, 2002.

        Also in October 1999, pre-Merger Qwest entered into a long-term Master Services Agreement with QDM under which QDM agreed to purchase approximately $119 million of telecommunication services through October 2008 and we agreed to extend credit to QDM for the purpose of making payments to us for the telecommunications services provided. Each October, QDM was required to pay an amount equal to the difference between certain specified annual commitment levels and the amount of services actually purchased under the Master Services Agreement at that time. In October 2001, we agreed to terminate the Master Services Agreement and release QDM from its obligation under such agreement to acquire telecommunications services from us. At the same time, QDM agreed to forgive the $84.8 million that we owed on the promissory note related to the original capital contribution from pre-Merger Qwest. Prior to the termination of the Master Services Agreement, we advanced QDM $3.8 million which was the amount owed to us under the agreement for accrued telecommunications services. QDM used that advance to pay us the amount owed, including interest on amounts past due. Concurrent with termination of the Master Services Agreement, QDM repaid us the $3.8 million advance under the Master Services Agreement with interest. QDM made purchases of $700,000 and $3.3 million during 2002 and 2001, respectively.

        In October 1999, we agreed to purchase certain telephony-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. During 2003, 2002 and 2001, respectively, we paid $4.0 million, $0 and $2.0 million in interest and $3.4 million, $0 and $340,000 in principal, on the note. At December 31, 2003, the outstanding accrued interest on the note was approximately $350,000 and the outstanding principal balance on the note was $30.3 million.

        As discussed in Note 7—Investments, pre-Merger Qwest and KPN formed a joint venture, KPNQwest, in April 1999. In November 2001, we purchased approximately 14 million additional shares and Anschutz Company purchased approximately six million shares of KPNQwest common stock from KPN for $4.58 per share. Anschutz Company's stock purchase was at our request and with the approval of the disinterested members of our Board. After giving effect to this transaction, we held approximately 47.5% of KPNQwest's outstanding shares.

        During 2002 and 2001, we entered into several transactions with KPNQwest for the purchase and sale of optical capacity assets and the provisioning of services, including but not limited to private line, web hosting, Internet protocol transit and DIA. We made purchases of these assets and services from KPNQwest totaling $169 million and $218 million in 2002 and 2001, respectively. We recognized revenue on products and services sold to KPNQwest in the amount of $12 million and $18 million in 2002 and 2001, respectively. Pricing for these services was based on what we believed to be the fair market value at the time the transactions were consummated. Some of KPNQwest's sales to us were in accordance with the distribution agreement with KPNQwest, whereby we were, in certain circumstances, the exclusive distributor of certain of KPNQwest's services in North America. As of December 31, 2001, we had a remaining commitment to purchase up to 81 million Euros (or $72 million based on a conversion rate at December 31, 2001) worth of network capacity through 2002 from KPNQwest. In connection with KPNQwest's bankruptcy, as discussed in Note 7—Investments, the purchase commitment terminated during June 2002.

        In March 2002, KPNQwest acquired certain assets of Global TeleSystems Europe B.V. ("GTS") for convertible notes of KPNQwest with a face amount of 211 million Euros ($186 million based on a conversion rate at March 18, 2002), among other consideration, under an agreement entered into in October 2001. As disclosed to our Board, a subsidiary of Anschutz Company had become a creditor of GTS in 2001. We understand that in 2002 and 2001, as part of a group of GTS bondholders, an Anschutz Company subsidiary also provided interim financing to GTS. In connection with the consummation of KPNQwest's acquisition of the GTS assets, the Anschutz Company subsidiary received a distribution of notes with a face amount of approximately 37 million Euros ($33 million based on a conversion rate at March 18, 2002). We understand that the allocation of notes to the Anschutz Company subsidiary was determined by a creditor committee for GTS which did not include any representatives of Anschutz Company and neither the KPNQwest notes nor the shares referenced above, both of which are still held by Anschutz Company, have any current value.

Note 17: Commitments and Contingencies

Commitments

  Future Contractual Obligations

        The following table summarizes our future commitments, excluding repayments of debt, as of December 31, 2003:

	Payments Due by Period
	2004	2005	2006	2007	2008	Thereafter	Total
	(Dollars in millions)
Capital leases and other	$47	$28	$5	$5	$5	$34	$124
Operating leases	325	313	268	247	219	1,534	2,906
Purchase commitment obligations:
Telecommunications commitments	706	517	158	65	60	10	1,516
IRU operating and maintenance obligations	54	52	52	52	52	776	1,038
Advertising and promotion	53	50	32	26	26	219	406
Services	282	259	234	199	196	254	1,424

Total commitments	$1,467	$1,219	$749	$594	$558	$2,827	$7,414

  Capital Leases

        We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2003, 2002 and 2001 were $36 million, $36 million and $1.215 billion, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $183 million, $391 million and $2.011 billion of cost less accumulated amortization of $80 million, $191 million and $362 million at December 31, 2003, 2002 and 2001, respectively.

        The future minimum payments under capital leases as of December 31, 2003 are reconciled to our balance sheet as follows:

Capital Lease Obligations
(Dollars in millions)
Total minimum payments	$124
Less: amount representing interest	(26)

Present value of minimum payments	98
Less: current portion	(35)

Long-term portion	$63

  Operating Leases

        Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense under these operating leases was $479 million, $504 million and $696 million during 2003, 2002 and 2001, respectively, net of sublease rentals of $33 million, $25 million and $21 million respectively. Minimum operating lease payments have not been reduced by minimum sublease rentals of $173 million due in the future under non-cancelable subleases. In 2003, 2002 and 2001, contingent rentals representing the difference between the fixed and variable rental payments were not material.

  Purchase Commitment Obligations

        We have purchase commitments with competitive local exchange carriers ("CLECs"), interexchange carriers ("IXCs") and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. These commitments require us to maintain minimum monthly and/or annual billings, in certain cases based on usage.

        Also included in the telecommunications commitments are purchase commitments that we entered into with KMC Telecom Holdings, Inc. ("KMC") in connection with sales of equipment at the time we entered into facilities management service agreements with them. In connection with the KMC arrangements, we also agreed to pay the monthly service fees directly to a trustee that serves as paying agent on debt instruments issued by special purpose entities sponsored by KMC. These unconditional purchase obligations require us to pay at least 75% of the monthly service fees for the entire term of the agreements, regardless of whether KMC provides us services. Our remaining unconditional purchase obligations under these agreements were $418 million as of December 31, 2003.

        A portion of our fiber optic broadband network includes facilities that were purchased or are leased from third parties in the form of IRUs. These agreements are generally 20 to 25 years in length and generally include the requirement for us to pay operating and maintenance fees to a third party for the term of the agreement.

        We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas, and other venues and events. We have service-related commitments with various vendors for data processing, technical and software support.

Future payments under certain services contracts will vary depending on our actual usage. In the table above, we estimated payments for these service contracts based on the level of services we expect to use.

  Letters of Credit and Guarantees

        We maintain letter of credit arrangements with various financial institutions for up to $67 million. At December 31, 2003, the amount of letters of credit outstanding was $67 million and we had outstanding guarantees of approximately $2 million.

Contingencies

  Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the recent restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these matters, and we can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of these matters. Our most recent preliminary discussions and further analysis have led us to conclude that a reserve should be provided. Accordingly, we have recorded a reserve in our consolidated financial statements for the estimated minimum liability associated with these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided.

        At this time, we believe that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of the insurance proceeds, consisting of cash and letters of credit, which were placed in a trust to cover our losses and the losses of individual insureds. However, the use and allocation of these proceeds has yet to be resolved between us and individual insureds. See Note 10—Other Financial Information.

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of our recorded reserves could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

Investigations

        On April 3, 2002, the SEC issued an order of investigation that made formal an informal investigation of Qwest initiated on March 8, 2002. The investigation includes, without limitation, inquiry into several specifically identified Qwest accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in our 2002 Form 10-K. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest's business. We believe the U.S. Attorney's Office is investigating various matters that include the subjects of the investigation by the SEC.

        During 2002, the United States Congress held hearings regarding us and matters that are similar to those being investigated by the SEC and the U.S. Attorney's Office.

        We have engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of us, and we continue to evaluate any possible range of loss. Such discussions are preliminary and we cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, we would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be substantially in excess of our recorded reserve, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration, ("GSA"), the GSA is conducting a review of all contracts with Qwest for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether Qwest and its subsidiaries should be considered for debarment. We have been informed that the basis for the referral was the February 2003 indictment against four former Qwest employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. ("Genuity") in 2000. We are cooperating fully with the GSA and believe that Qwest and its subsidiaries will remain suppliers of the government, although we cannot predict the outcome of this referral.

Securities Actions and Derivative Actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against Qwest alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, which we refer to herein as the "consolidated securities action."

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint ("Fourth Consolidated Complaint"), which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order and ordered that discovery, which previously had been stayed during the pendency of the motions to dismiss, proceed regarding the surviving claims. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Complaint ("Fifth Consolidated Complaint"). The Fifth Consolidated Complaint attempts to expand the putative class period previously alleged in the Fourth Consolidated Complaint, seeks to restore the claims dismissed by the court, including claims against certain individual defendants who were dismissed as defendants by the court's dismissal order, and to add additional individual defendants who have not been named as defendants in plaintiffs' previous complaints. The Fifth Consolidated Complaint also advances allegations related to a number of matters and transactions that were not pleaded in the earlier complaints. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of Qwest between May 24, 1999 and July 28, 2002, and names as defendants Qwest, Qwest's former Chairman and Chief Executive Officer, Joseph P. Nacchio, Qwest's former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of Qwest's former officers and current directors and Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period, Qwest and certain of the individual defendants made materially false statements regarding the results of Qwest's operations in violation of section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act and that certain of the individual defendants sold some of their shares of Qwest's common stock in violation of section 20(a) of the Exchange Act. The Fifth Consolidated Complaint further alleges that Qwest and certain other defendants violated section 11 of the Securities Act of 1933, as amended, (the "Securities Act") by preparing and disseminating false registration statements and prospectuses for the registration of Qwest common stock to be issued to U S WEST shareholders in connection with the merger of the two companies, and for the exchange of $3 billion of Qwest's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of Qwest's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of Qwest's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on the Company's Board. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the purported class will seek damages in the tens of billions of dollars.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans (the "Plan") from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint ("Second Consolidated Complaint") described below and referred to as the "consolidated ERISA action". Qwest expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. The Second Consolidated complaint filed on May 21, 2003, names as defendants, among others, Qwest, several former and current directors, officers and employees of Qwest, Qwest Asset Management, Qwest's Plan Design Committee, the Plan Investment Committee and the Plan Administrative Committee of the pre-Merger Qwest 401(k) Savings Plan. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in Qwest's stock, requiring certain participants in the Plan to hold the matching contributions received from Qwest in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in Qwest's stock, continuing to offer Qwest's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing plan participants from acquiring Qwest's stock during certain periods and, as against some of the individual defendants, capitalizing on their private knowledge of Qwest's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003 and Qwest has opposed that motion, which is pending before the court. Defendants filed motions to dismiss the consolidated ERISA action on August 22, 2002. Those motions are also pending before the court.

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of Qwest's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that Qwest and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make Qwest appear successful and to inflate the value of Qwest's stock. The complaint asserts claims under sections 11, 12, 15 and 17 of the Securities Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified above. The plaintiffs have moved to remand the lawsuit back to state court. Defendants have opposed that motion, which is pending before the court.

        On December 10, 2002, the California State Teachers' Retirement System ("CalSTRS"), filed suit against Qwest, certain of Qwest's former officers and certain of Qwest's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleges that the defendants engaged in fraudulent conduct that caused CalSTRS to lose in excess of $150 million invested in Qwest's equity and debt securities. The complaint alleges, among other things, that defendants engaged in a scheme to falsely inflate Qwest's revenue and decrease its expenses so that Qwest would appear more successful than it actually was during the period in which CalSTRS purchased and sold Qwest securities. The complaint purported to state causes of action against Qwest for (i) violation of California Corporations Code section 25400 et seq. (securities laws); (ii) violation of California Corporations Code section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS sought compensatory, special and punitive damages, restitution, pre-judgment interest and costs. Qwest and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, CalSTRS voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against Qwest with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations and the relief sought remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them. CalSTRS reasserted its claim against Qwest for breach of fiduciary duty as a claim of aiding and abetting breach of fiduciary duty. Qwest filed a second demurrer to that claim and on November 17, 2003, the court dismissed that claim without leave to amend. Discovery is proceeding in the CalSTRS litigation.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment) ("New Jersey"), filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that Qwest, certain of Qwest's former officers and certain current directors and Arthur Andersen LLP caused Qwest's stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about Qwest's business, revenues and profits. As a result, New Jersey contends that it incurred hundreds of millions of dollars in losses. New Jersey's complaint purports to state causes of action against Qwest for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, Qwest filed a motion to dismiss. That motion is pending before the court.

        On January 10, 2003, the State Universities Retirement System of Illinois ("SURSI"), filed a lawsuit similar to the CalSTRS and New Jersey lawsuits in the Circuit Court of Cook County, Illinois. SURSI filed suit against Qwest, certain of Qwest's former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint which alleges, among other things, that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in Qwest's common stock and debt and equity securities and that defendants engaged in a scheme to falsely inflate Qwest's revenues and decrease its expenses by improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint, KMC, KPNQwest and Koninklijke KPN, N.V. The second amended complaint purports to state the following causes of action against Qwest: (i) violation of the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) violation of section 11 of the Securities Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets, and disgorgement. All the individual defendants have moved to dismiss the action against them for lack of personal jurisdiction. To date, neither Qwest nor the individual defendants have filed a response to the second amended complaint, and the Illinois' court's schedule does not contemplate that answers or motions to dismiss be filed until after the challenges to jurisdiction have been resolved.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado (the "Federal Derivative Litigation"). On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of Qwest's present and former directors and certain former officers and naming Qwest as a nominal defendant. The Federal Derivative Litigation is based upon the allegations made in the consolidated securities action and alleges, among other things, that the defendants breached their fiduciary duties to Qwest by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within Qwest, and causing or permitting Qwest to commit alleged securities violations, thus (1) causing Qwest to be sued for such violations and (2) subjecting Qwest to adverse publicity, increasing its cost of raising capital and impairing earnings. The Federal Derivative Litigation has been consolidated with the consolidated securities action. Plaintiff seeks, among other remedies, disgorgement of alleged insider trading profits.

        On August 9, 2002, a purported derivative lawsuit was filed in the Court of Chancery of the State of Delaware. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. On October 30, 2002, these two alleged derivative lawsuits were consolidated (collectively the "Delaware Derivative Litigation"). The Second Amended Complaint in the Delaware Derivative Litigation was filed on or about January 23, 2003, naming as defendants certain of Qwest's current and former officers and directors and naming Qwest as a nominal defendant. In the Second Amended Complaint, the plaintiffs allege, among other things, that the individual defendants (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in Qwest's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within Qwest, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through Qwest's investment bankers; and (iv) improperly awarded severance payments to Qwest's former Chief Executive Officer, Mr. Nacchio and Qwest's former Chief Financial Officer, Mr. Woodruff. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, disgorgement, contribution and indemnification, repayment of compensation, injunctive relief, and all costs including legal and accounting fees. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. As described below, a proposed settlement of the Delaware Derivative Litigation has been reached.

        On each of March 6, 2002 and November 22, 2002, a purported derivative action was filed in Denver District Court (collectively, the "Colorado Derivative Litigation"). On February 5, 2004, plaintiffs in one of these cases filed an amended complaint naming as defendants certain of Qwest's current and former officers and directors and Anschutz Company, and naming Qwest as a nominal defendant. The two purported derivative actions were consolidated on February 17, 2004. The amended complaint alleges, among other things, that various of the individual defendants breached their legal duties to Qwest by engaging in various kinds of self-dealings, failing to oversee compliance with laws that prohibit insider trading and self-dealing, and causing or permitting Qwest to commit securities laws violations, thereby causing Qwest to be sued for such violations and subjecting Qwest to adverse publicity, increasing its cost of raising capital and impairing earnings.

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation participated in a series of mediation sessions with former United States District Judge Layn R. Phillips. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation. From

November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties reached a formal Stipulation of Settlement, which was filed with the Denver District Court. The stipulation of settlement provides, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million of the $200 million from the insurance settlement with certain of our insurance carriers (See Note 10—Other Financial Information) will be designated for the exclusive use of Qwest to pay losses and Qwest will implement a number of corporate governance changes. The Stipulation of Settlement also provides that the Denver District Court may enter awards of attorney's fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.5 million and $125,000, respectively. On February 17, 2004, the Denver District Court entered a Preliminary Approval Order and scheduled a hearing to take place on June 15, 2004, to consider final approval of the proposed settlement and derivative plaintiffs' counsels' request for an award of fees and costs. Pursuant to the Preliminary Approval Order, Qwest mailed, on February 27, 2004, notice of the proposed settlement and hearing to stockholders of its Common stock as of February 17, 2004.

        On or about February 23, 2004, plaintiff in the Federal Derivative Litigation filed a motion in the United States District Court for the District of Colorado to enjoin further proceedings relating to the proposed settlement of the Colorado Derivative Litigation, or alternatively, to enjoin the enforcement of a provision in the Preliminary Approval Order of the Denver District Court which plaintiffs claims would prevent the Federal Derivative Litigation from being prosecuted pending a final determination of whether the settlement of the Colorado Derivative Litigation shall be approved.

Regulatory Matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission ("Minnesota Commission") alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers and thereby allegedly discriminated against other CLECs. On November 1, 2002, the Minnesota Commission issued a written order adopting in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under section 252 of the Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeod USA Inc. ("McLeod") and Eschelon Telecom, Inc. ("Eschelon") discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

        On February 28, 2003, the Minnesota Commission issued its initial written decision imposing fines and penalties, which was later revised on April 8, 2003 to include a fine of nearly $26 million and ordered us to:

  •
  grant a 10% discount off all intrastate Minnesota wholesale services to all CLECs other than Eschelon and McLeod; this discount would be applicable to purchases made by these CLECs during the period beginning on November 15, 2000 and ending on May 15, 2002;

  •
  grant all CLECs other than Eschelon and McLeod monthly credits of $13 to $16 per unbundled network element—platform line (subject to certain offsets) purchased during the months of November 2000 through February 2001;

  •
  pay all CLECs other than Eschelon and McLeod monthly credits of $2 per access line (subject to certain offsets) purchased during the months of July 2001 through February 2002; and

  •
  allow CLECs to opt-in to agreements the Minnesota Commission determined should have been publicly filed.

        The Minnesota Commission issued its final, written decision setting forth the penalties and credits described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. On July 25, 2003, we entered into a settlement with the staff of the Arizona Corporation Commission ("Arizona Commission") to settle this and several other proceedings. The proposed settlement, which must be approved by the Arizona Commission, requires that we provide approximately $21 million in consideration in the form of a voluntary contribution to the Arizona State Treasury, contributions to certain organizations and/or infrastructure investments and refunds in the form of bill credits to CLECs. On December 1, 2003, an administrative law judge issued a recommended decision denying the proposed settlement. The judge also recommended final orders requiring us to pay approximately $11 million in penalties and to issue credits to CLECs for a 24-month period from October 2000 to September 2002 equal to 10% of all sales of wholesale intrastate services sold by us. We filed exceptions to the recommended decisions with the full Arizona Commission. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado Public Utility Commissions ("PUC") submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. On June 26, 2003, we received from the Federal Communications Commission ("FCC") a letter of inquiry seeking information about related matters. We submitted our initial response to this inquiry on July 31, 2003. The proceedings and investigations in New Mexico, Colorado and Washington and at the FCC could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        Illuminet, Inc. ("Illuminet"), a traffic aggregator and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied and subsequently we perfected appeals in both states. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds.

        As a part of the approval by the FCC of the Merger, the FCC required us to engage an independent auditor to perform an attestation review of our compliance with our divestiture of in-region InterLATA services and our ongoing compliance with Section 271 of the Telecommunications Act ("Section 271"). In 2001, the FCC began an investigation of our compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, Qwest disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, Qwest made a voluntary payment to the U.S. Treasury in the amount of $6.5 million and agreed to a compliance plan for certain future activities. Separate from this investigation, Qwest disclosed matters to the FCC in connection with its 2002 compliance audit, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills and certain billing errors for public telephone services originating in South Dakota and for toll free services. The FCC has not yet instituted an investigation into the latter categories of matters. If it does so, an investigation could result in the imposition of fines and other penalties against us. The FCC has also instituted an investigation into whether we may have impermissibly engaged in the marketing of InterLATA services in Arizona prior to receiving FCC approval of our application to provide such services in that state.

        We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against Qwest and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that Qwest had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000. In September 2002, Qwest filed a motion for summary judgment on all claims. Plaintiffs filed a cross- motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. The case is now in the class certification stage, which Qwest is challenging.

        From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other sales practices. Through December 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. We may become subject to other investigations or complaints in the future and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

        Several purported class actions relating to the installation of fiber optic cable in certain rights-of-way were filed in various courts against Qwest on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in Qwest's favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge Qwest's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge Qwest's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges Qwest's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit Qwest to install Qwest's fiber optic cable on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which Qwest's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which Qwest's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, Qwest filed a proposed settlement of all these matters (except those in Louisiana) in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, Qwest cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with an investment by the plaintiff in securities of KPNQwest. Qwest is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest. On January 27, 2004, the Arizona Superior Court granted Qwest's motion to dismiss the state and federal securities law claims. The claim for breach of fiduciary duty remains pending.

        We have built our International Network outside North America primarily by entering into long-term agreements to acquire optical capacity assets. We have also acquired some capacity from other telecommunications service carriers within North America under similar contracts. Several of the companies from which we have acquired capacity appear to be in financial difficulty or have filed for bankruptcy protection. Bankruptcy courts have wide discretion and could deny us the continued use of the assets under the optical capacity agreements without relieving us of our obligation to make payments or requiring the refund of amounts previously paid. If such an event were to occur, we would be required to write-off the cost of the related optical capacity assets and accrue a loss based on the remaining obligation, if any. We believe that we are taking appropriate actions to protect our investments and maintain ongoing use of the acquired optical capacity assets. At this time, it is too early to determine what effect the bankruptcies will have with respect to the acquired capacity or our ability to use this acquired optical capacity.

        The IRS has proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves our allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes our allocation of the costs between us and third parties for whom we were building similar network assets during the same time period. Similar claims have been asserted against us with respect to 1997 and 1998 and it is possible that claims could be made against us for other periods. We are contesting these claims and do not believe they will be successful. Even if they are, we believe that any significant tax obligations will be substantially offset as a result of available net operating losses and tax sharing arrangements. However, the ultimate outcomes of these matters are uncertain and we can give no assurance as to whether they will have a material effect on our financial results.

        We are subject to a number of environmental matters as a result of our prior operations as part of the Bell System. We believe that expenditures in connection with remedial actions under the current environmental protection laws or related matters will not be material to our business or financial condition.

Intellectual Property

        We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We also regularly are the subject of allegations that our products or services infringe upon various intellectual property rights, and receive demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending our self vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights, damages or royalties, this would not have a material adverse effect on us. We have provided for certain of the above intellectual property matters in our consolidated financial statements as of December 31, 2003. Although the ultimate resolution of these claims is uncertain, we do not expect any material adverse impacts as a result of the resolution of these matters.

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

Note 18: Subsequent Events

Contingencies

  Debt-related Matters

        On February 5, 2004, Qwest issued a total of $1.775 billion of senior notes which consisted of $750 million in floating rate notes due in 2009 with interest at LIBOR plus 3.50%, $525 million fixed rate notes due in 2011 with an interest rate of 7.25%, and $500 million fixed rate notes due in 2014 with an interest rate of 7.50%. These notes are guaranteed by QCF and QSC. The guarantee by QCF is on a senior unsecured basis and the guarantee by QSC is on a senior subordinated secured basis. The QSC guarantee is secured by a lien on the stock of QC. This collateral also secures other obligations of QSC, but the lien securing the QSC guarantee is (1) junior to the lien securing senior debt secured by the collateral, including the 2004 QSC Credit Facility, and (2) senior to the lien securing the 2007, 2010 and 2014 QSC notes and certain other obligations. Upon the release of the liens securing the 2007, 2010 and 2014 QSC notes and certain other obligations, subject to certain conditions, this collateral will be released and the subordinated provisions will terminate such that the 2009, 2011 and 2014 Qwest notes will be guaranteed on a senior unsecured basis by QSC. The covenant and default terms of these notes include but are not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and loans and other payment restrictions; (iv) limitations on asset sales or transfers; (v) limitations on transactions with affiliates; (vi) limitations on liens; (vii) limitations on mergers and consolidations and (viii) limitations on business activities. If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing the notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million.

        The net proceeds from the notes were used for general corporate purposes, including repayment of indebtedness. Concurrent with the issuance of the notes, QSC paid off in full the outstanding balance of $750 million and terminated the QSC Credit Facility and QSC also established a new three-year $750 million revolving credit facility, (the "2004 QSC Credit Facility"). If drawn, the 2004 QSC Credit Facility would, at our election, bear interest at a rate of adjusted LIBOR or a base rate, in each case plus an applicable margin. Such margin varies based upon the credit ratings of the facility and is currently 3% for LIBOR based borrowings and 2% for base rate borrowings. The 2004 QSC Credit Facility is guaranteed by Qwest Communications International Inc.

        The 2004 QSC Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-Consolidated EBITDA ratio (Consolidated EBITDA as defined in the 2004 QSC Credit Facility is a measure of EBITDA that starts with our net income (loss) and adjusts for taxes, interest and non-cash and certain non-recurring items) of not more than 6.0-to-1.0 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 2.5-to-1.0. These financial covenants will be suspended while the 2004 QSC Credit Facility remains undrawn. The 2004 QSC Credit Facility contains certain other covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on using any proceeds to pay settlements or judgments relating to investigations and securities actions discussed in "Contingencies" in Note 17; (iv) limitations on dividends and other payment restrictions; (v) limitations on mergers, consolidations and asset sales; (vi) limitations on investments; and (vii) limitations on liens. We must pay down the 2004 QSC Credit

Facility upon certain changes of control. The 2004 QSC Credit Facility also contains provisions for cross acceleration and cross payment default relating to any other of our debt obligations and the debt obligations of our subsidiaries in the aggregate in excess of $100 million. We have not borrowed against the 2004 QSC Credit Facility. The 2004 QSC Credit Facility is secured by a senior lien on the stock of QC.

        On February 26, 2004, we completed a cash tender offer for the purchase of up to $963 million of aggregate principal amount of QCF's 5.875% notes due in August 2004. We received and accepted tenders of approximately $921 million in total principal amount of the QCF notes for $939 million in cash.

  Legal Matters

        On February 9, 2004, Stichting Pensioenfonds ABP ("SPA"), filed suit against us, certain of our current and former directors, officers, and employees, as well as several other defendants, including Arthur Andersen LLP, Citigroup Inc. and various affiliated corporations of Citigroup Inc., in the United States District Court for the District of Colorado. SPA alleges that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in Qwest's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of Qwest's revenues and growth prospects. SPA alleges claims against Qwest and certain of the individual defendants for violations of sections 18 and 10(b) of the Exchange Act, and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, misrepresentation and conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause Qwest to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act and alleges other claims against defendants other than Qwest. SPA seeks among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs.

        On October 4, 2002, a putative class action was filed in the federal district court for the Southern District of New York against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest, in which we were a major shareholder. The complaint alleges, on behalf of certain purchasers of KPNQwest securities, that Ackermans engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and securities. Ackermans was the only defendant named in the original complaint. On January 9, 2004, plaintiffs filed an amended complaint adding as defendants us, certain of our former executives who were also on the supervisory board of KPNQwest, and others.

  Legal Matters (Unaudited)

        On March 8, 2004, Qwest and other defendants filed motions to dismiss the Fifth Consolidated Complaint described in Note 17—Commitments and Contingencies—Securities Actions and Derivative Actions.

        On March 8, 2004, the individual defendants in the Federal Derivative Litigation filed a motion to stay all proceedings in that action pending a determination by the Denver District Court whether to approve the proposed settlement of the derivative claims asserted in the Colorado Derivative Litigation, which would resolve the derivative claims asserted in the Federal Derivative Litigation. See Note 17—Commitments and Contingencies—Securities Actions and Derivative Actions for additional information regarding the Federal Derivative Litigation.

Note 19: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2003
Operating revenue	$3,624	$3,596	$3,570	$3,498	$14,288
Operating income (loss)	183	177	(523)	(91)	(254)
Loss from continuing operations*	(120)	(125)	(686)	(382)	(1,313)
Net income (loss)	152	(64)	1,831	(407)	1,512
Basic and diluted earnings (loss) per share:
Loss from continuing operations*	(0.07)	(0.07)	(0.39)	(0.22)	(0.76)
Net income (loss)	0.09	(0.04)	1.05	(0.23)	0.87
2002
Operating revenue	$3,983	$3,911	$3,772	$3,705	$15,371
Operating (loss) income	(94)	(19,276)	76	377	(18,917)
(Loss) income from continuing operations*	(975)	(17,458)	(238)	1,053	(17,618)
Net (loss) income	(23,650)	(17,430)	(123)	2,735	(38,468)
Basic and diluted earnings (loss) per share:
(Loss) income from continuing operations*	(0.59)	(10.41)	(0.14)	0.62	(10.48)
Net (loss) income	(14.19)	(10.39)	(0.07)	1.61	(22.87)

*
Income (loss) from continuing operations is before results from discontinued operations and cumulative effect of changes in accounting principle.

First Quarter 2003

        Included in net income (loss) is after-tax gain of $13 million on the early retirement of debt; an after-tax income of $66 million primarily related to the operation of our directory publishing business that was recorded as income from discontinued operations and an after-tax gain of $206 million resulting from the adoption of SFAS No. 143, relating to the reversal of net removal costs where there was not a legal removal obligation.

Second Quarter 2003

        Included in net income (loss) is after-tax income of $61 million primarily related to the operation of our directory publishing business that was recorded as income from discontinued operations.

Third Quarter 2003

        Included in net income (loss) is an after-tax charge of $140 million for impairment of assets (primarily cell sites, switches, related tools and equipment inventory and certain information technology systems supporting the wireless network); after-tax income of $2.517 billion primarily related to the operation and gain associated with the sale of the remaining part of our directory publishing business that was recorded as income from discontinued operations; an after-tax charge of $241 million resulting from the termination of services arrangements with Calpoint and another service provider and includes an after-tax charge of $23 million for restructuring charges.

Fourth Quarter 2003

        Included in net income (loss) is an after-tax charge of $29 million for restructuring charges and an after-tax charge of $61 million for litigation related losses.

First Quarter 2002

        Included in net income (loss) is an after-tax charge of $614 million for losses and impairment of investment in KPNQwest; after-tax income of $125 million related to the operation of our directory publishing business which was recorded as income from discontinued operations; and an after-tax charge of $22.8 billion relating to the reduction in the carrying value of goodwill recorded as a cumulative effect of adopting SFAS No. 142 effective January 1, 2002.

Second Quarter 2002

        Included in net income (loss) is an after-tax charge of $8.483 billion for impairment under SFAS No. 142 of the entire remaining balance of goodwill; an after-tax charge of $6.429 billion for the impairment of assets (primarily property, plant and equipment) under SFAS No. 144; an after-tax charge of $576 million for losses and impairment of the investment in KPNQwest; a non-cash charge of $1.7 billion to establish a valuation allowance against the 2002 deferred tax assets; and after-tax income of $28 million related to the operation of our directory publishing business which was recorded as income from discontinued operations.

Third Quarter 2002

        Included in net income (loss) is an after-tax charge of $83 million for restructuring charges and after-tax income of $115 million related to the operation of our directory publishing business that was recorded as income from discontinued operations.

Fourth Quarter 2002

        Included in net income (loss) is an after-tax gain of $1.117 billion on the early retirement of debt and after-tax income and gain of $1.682 billion related to the operation and partial sale of our directory publishing services business that was recorded as income and gain from discontinued operations.

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

        Effective May 29, 2002, our Board of Directors engaged KPMG LLP ("KPMG") to serve as our independent auditor for 2002.

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

        Following our decision not to re-engage Andersen and the engagement of KPMG, we decided to revise certain of our previous accounting practices and policies. Prior to making these revisions, we sought Andersen's input and cooperation and notified Andersen of our determinations prior to their public announcement. During August 2002, we received a letter from Andersen, indicating its disagreement with our proposed restatement to revise the accounting for: (1) contemporaneous sales and purchases of optical capacity; (2) optical capacity asset sales and (3) revenue recognition for our directory publishing business. Although we continued to seek Andersen's input following Andersen's letter as we made further determinations about the restatement of these and other issues, we have not responded to the August correspondence from Andersen. Following our notification to Andersen of certain restatement issues we contemplated discussing with the staff of the SEC, during February 2003, we received a second letter from Andersen indicating it had not received a response to its positions, noting Andersen's continued disagreement with our proposed restatement for the items listed above and expressing Andersen's disagreement with the other restatement issues that we had identified. Andersen has not withdrawn its previously issued opinion related to our financial statements for the three years ended December 31, 2001.

ITEM 9A. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors or fraud or ensure that all material information will be made known to appropriate management in a timely fashion. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2003. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date we performed our evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 of this annual report on Form 10-K is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the headings "Proposal No. 1—Election of Class I Directors", "Executive Officers and Management", "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" and to Item 1 of this annual report under the heading "Website Access".

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 of this annual report on Form 10-K is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the headings "Director Compensation," "Executive Compensation," "Stock Option Grants," "Option Exercises and Holdings," "Pension Plans," "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of this annual report on Form 10-K is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the heading "Beneficial Ownership of Shares of Common Stock".

Equity Compensation Plan Information

        We currently maintain four compensation plans under which shares of our common stock are authorized for issuance to employees and non-employees: our Equity Incentive Plan; our Employee Stock Purchase Plan; our Nonqualified Employee Stock Purchase Plan and our Equity Compensation Plan for Non-Employee Directors. Our Equity Incentive Plan and Employee Stock Purchase Plan have been approved by our stockholders. Our Nonqualified Employee Stock Purchase Plan and our Equity Compensation Plan for Non-Employee Directors, each of which is described in more detail below, have not been approved by our stockholders. The following table provides information as of December 31, 2003 about outstanding options and shares reserved for future issuance under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	125,724,478	$15.98	71,140,458	(2)
Equity compensation plans not approved by security holders	—	—	10,083,267	(3)

Total	125,724,478		81,223,725

(1)
Includes 32,913,219 shares issuable upon the exercise of outstanding options we assumed in connection with acquisitions, including the U S WEST merger. The weighted-average exercise price of these options is $29.19. We do not intend to grant any new options under the plans pursuant to which these options were originally granted.

(2)
Includes 50,650,603 shares available for future issuance under our Equity Incentive Plan and 20,489,855 shares available for future issuance under our Employee Stock Purchase Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 of this annual report on Form 10-K is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the headings "Certain Transactions and Legal Proceedings" and "Compensation Committee Interlocks and Insider Participation."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of this annual report on Form 10-K is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the heading "Independent Auditor."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report:

  (b)
  Reports on Form 8-K:

    We filed the following reports on Form 8-K during the fourth quarter of 2003:

    (1)
    On November 19, 2003, we filed a report on Form 8-K announcing our financial results for the third quarter of 2003. Included as exhibits to the Form 8-K were the following financial statements: condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002—as reported; condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002; condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002; and certain selected consolidated financial data.

    (2)
    On November 19, 2003, we filed a report on Form 8-K announcing that we and our wholly owned subsidiaries, Qwest Capital Funding, Inc. ("QCF") and Qwest Services Corporation ("QSC"), commenced a cash tender offer for up to $2.25 billion aggregate principal amount of our outstanding debt securities.

    (3)
    On December 8, 2003, we filed a report on Form 8-K stating that we and our wholly owned subsidiaries, QCF and QSC, had increased the size of our offers to purchase specified series of outstanding debt securities for cash from $2.25 billion to $3.0 billion aggregate principal amount of notes and that we had received an amendment on the QSC credit facility in order to facilitate the offer.

    (4)
    On December 19, 2003, we filed a report on Form 8-K announcing that we signed an agreement to purchase certain assets and associated revenue streams from Allegiance Telecom, Inc.

    (5)
    On December 23, 2003, we filed a report on Form 8-K announcing that we and our wholly owned subsidiaries, QCF and QSC, successfully completed the purchase of $3 billion of our outstanding debt securities under our cash tender offers, which commenced on November 19, 2003.

  (c)
  Exhibits required by Item 601 of Regulation S-K:

    Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999 between U S WEST, Inc. and Qwest (incorporated by reference to Qwest's Form S-4/A filed on August 13, 1999, File No. 333-81149).
(3.1)	Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).
(3.2)***	Amended and Restated Bylaws of Qwest, adopted as of July 1, 2002.
(4.1)	Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto)(incorporated by reference to exhibit 4.1 of Qwest's Form S-4 as declared effective on January 5, 1998, File No. 333-42847).
(4.2)**	Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto).
(4.3)**	Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto).
(4.4)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.5)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.6)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI's Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).
(4.7)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 1-14087).
(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as Trustee (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(4.9)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
(4.10)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(4.11)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
(4.12)	Indenture, dated as of December 26, 2002, between Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K filed on January 10, 2003, File No. 1-15577).
4.13	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company.
4.14	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company.
4.15	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company.
4.16	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company.
4.17	Indenture, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company.
(10.1)	Equity Incentive Plan, as amended (incorporated by reference to Qwest's 2000 Proxy Statement for the Annual Meeting of Stockholders).*
(10.2)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2003 Proxy Statement for the Annual Meeting of Stockholders).*
(10.3)***	Nonqualified Employee Stock Purchase Plan.*
(10.4)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*
(10.5)**	Equity Compensation Plan for Non-Employee Directors.*
(10.6)	Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).*
(10.7)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest's Form S-8 filed on January 15, 2004, File No. 333-11923).*
(10.8)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).
(10.9)	Common Stock Purchase Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).
(10.10)	Securities Purchase Agreement, dated January 16, 2001, with BellSouth Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).

(10.11)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 1-14087).
(10.12)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 1-14087).
(10.13)	Purchase Agreement, dated July 3, 2000, among Qwest, Qwest Capital Funding, Inc. and Salomon Smith Barney Inc. (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(10.14)	Purchase Agreement, dated August 16, 2000, among Qwest, Qwest Capital Funding, Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
(10.15)	Purchase Agreement, dated February 7, 2001, among Qwest, Qwest Capital Funding, Inc., Banc of America Securities LLC and Chase Securities Inc. as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).
(10.16)	Purchase Agreement, dated July 25, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
(10.17)	Registration Rights Agreement, dated July 30, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
(10.18)	Registration Rights Agreement, dated as of December 26, 2002, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K, dated January 10, 2003, File No. 1-15577).
(10.19)	Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
(10.20)	Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
(10.21)	Second Amended and Restated Credit Agreement, dated as of August 30, 2002, by and among Qwest, Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Banks listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated September 5, 2002, File No. 1-15577).
(10.22)	Term Loan Agreement, dated as of August 30, 2002, by and among Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Lenders listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated September 5, 2002, File No. 1-15577).
(10.23)	Security and Pledge Agreement, dated as of August 30, 2002, by and among Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc. and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated September 5, 2002, File No. 1-15577).

(10.24)	Amendment No. 1, dated as of November 6, 2002, to Second Amended and Restated Credit Agreement dated as of August 30, 2002, by and among Qwest, Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Banks listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated November 26, 2002, File No. 1-15577).
(10.25)	Term Loan Agreement, dated as of June 9, 2003, by and among Qwest Corporation, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 1-15577).
(10.26)	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security and Pledge Agreement, dated as of December 5, 2003, by and among Qwest, Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Banks listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated December 8, 2003, File No. 1-15577).
10.27	Purchase Agreement, dated January 30, 2004, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein.
10.28	Registration Rights Agreement, dated February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein.
10.29	Credit Agreement, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, the Lenders listed therein and Bank of America, N.A., as Administrative Agent.
(10.30)***	Employment Agreement, dated May 14, 2003, by and between Richard C. Notebaert and Qwest Services Corporation.*
(10.31)	Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
(10.32)***	Employment Agreement, dated May 14, 2003, by and between Oren G. Shaffer and Qwest Services Corporation.*
(10.33)***	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer.*
(10.34)***	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer.*
(10.35)***	Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz.*
(10.36)***	Letter Agreement, dated April 19, 2001, by and between Qwest and Annette M. Jacobs.*
(10.37)***	Severance Agreement and General Release, dated September 17, 2003, by and between Qwest and Annette M. Jacobs.*
(10.38)***	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger.*
(10.39)***	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger.*
12	Calculation of Ratio of Earnings to Fixed Charges.
(16)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 11, 2002 (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed June 11, 2002, File No. 1-15577).

21	Subsidiaries of Qwest.
23	Consent of KPMG LLP.
24	Power of Attorney.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(
)     Previously filed.

*
Executive Compensation Plans and Arrangements.

**
Incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609.

***
Incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 11, 2004.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ OREN G. SHAFFER Oren G. Shaffer Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2004.

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

Independent Auditors' Report

The Board of Directors and Stockholders
Qwest Communications International Inc.:

        Under date of March 2, 2004, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the December 31, 2003, annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Denver, Colorado
March 2, 2004

S-1

QWEST COMMUNICATIONS INTERNATIONAL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN MILLIONS)

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
Allowance for doubtful accounts:
2003	$360	$304	$384	$280
2002	402	511	553	360
2001	305	615	518	402

S-2