Form 10-Q
period 2004-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-05-04
CIK 1037949

Use these links to rapidly review the document
QWEST COMMUNICATIONS INTERNATIONAL INC. FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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

        At March 31, 2004, 1,784,346,140 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

TABLE OF CONTENTS

Item
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three months ended March 31, 2004 and 2003 (unaudited)
Condensed Consolidated Balance Sheets—March 31, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2004 and 2003 (unaudited)
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Total operating revenues	$3,481	$3,624
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	1,454	1,476
Selling, general and administrative	1,139	1,168
Depreciation	654	675
Other intangible assets amortization	123	109
Restructuring and other charges	15	13

Operating income	96	183

Other expense (income):
Interest expense—net	397	440
Other expense (income)—net	12	(61)

Total other expense—net	409	379

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(313)	(196)
Income tax benefit	3	76

Loss from continuing operations	(310)	(120)
Discontinued operations:
Income from discontinued operations, net of taxes of $0 and $42, respectively	—	66

Loss before cumulative effect of change in accounting principle	(310)	(54)
Cumulative effect of change in accounting principle, net of taxes of $0 and $131, respectively	—	206

Net (loss) income	$(310)	$152

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.17)	$(0.07)
Discontinued operations	—	0.04

Loss before cumulative effect of changes in accounting principles	(0.17)	(0.03)
Cumulative effect of change in accounting principle, net of taxes	—	0.12

Basic and diluted income (loss) per share	$(0.17)	$0.09

Basic and diluted weighted average shares outstanding	1,773,268	1,706,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, SHARES IN THOUSANDS)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,880	$1,756
Accounts receivable—net	1,626	1,835
Prepaid and other assets	758	825

Total current assets	4,264	4,416
Property, plant and equipment—net	17,806	18,149
Other intangible assets—net	1,532	1,549
Other assets	2,077	2,102

Total assets	$25,679	$26,216

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$996	$1,869
Accounts payable	828	759
Accrued expenses and other current liabilities	2,075	2,266
Deferred revenue and advanced billings	654	654

Total current liabilities	4,553	5,548
Long-term borrowings (net of unamortized debt discount of $39, and $3, respectively)	16,544	15,639
Post-retirement and other post-employment benefit obligations	3,336	3,325
Deferred revenue	702	762
Other long-term liabilities	1,795	1,958

Total liabilities	26,930	27,232
Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,785,387 and 1,770,223 shares issued, respectively	18	18
Additional paid-in capital	42,989	42,925
Treasury stock—1,041 and 327 shares, respectively	(21)	(15)
Accumulated deficit	(44,237)	(43,927)
Accumulated other comprehensive loss	—	(17)

Total stockholders' deficit	(1,251)	(1,016)

Total liabilities and stockholders' deficit	$25,679	$26,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS) (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net (loss) income	$(310)	$152
Adjustments to net (loss) income:
Income from discontinued operations, net of tax	—	(66)
Depreciation and amortization	777	784
Loss on sale of investments and investment write-downs, net	—	6
Provision for bad debts	93	100
Cumulative effect of change in accounting principle	—	(206)
Deferred income taxes	1	(65)
Loss (gain) on early retirement of debt	13	(21)
Other non-cash charges	63	47
Changes in operating assets and liabilities:
Accounts receivable	147	184
Prepaid and other current assets	24	16
Accounts payable and accrued expenses	(122)	(16)
Deferred revenue and advanced billings	(60)	(62)
Other long-term assets and liabilities	(66)	(64)

Cash provided by operating activities	560	789

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(455)	(429)
Proceeds from sale of debt securities	20	—
Purchase of securities	(18)	—
Other	(4)	2

Cash used for investing activities	(457)	(427)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,765	—
Repayments of long-term borrowings	(1,686)	(172)
Debt issuance costs	(40)	(6)
Other	(18)	—

Cash provided by (used for) financing activities	21	(178)

CASH AND CASH EQUIVALENTS
Increase in cash	124	184
Net cash generated by discontinued operations	—	131
Beginning balance	1,756	2,253

Ending balance	$1,880	$2,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2004
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

        In the third quarter of 2002, we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in seven of the 14 states in which we offered these services. In September 2003, we completed the sale of the directory publishing business in the remaining states. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2003. See Note 4—Discontinued Operations.

        We made certain reclassifications to prior balances to conform to the current presentation. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2004 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K"). The condensed consolidated results of operations for the three month period ended March 31, 2004 and the condensed consolidated statement of cash flows for the three month period ended March 31, 2004 are not necessarily indicative of the results or cash flows expected for the full year.

Stock-based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," ("SFAS No. 148"), which is effective for financial statements related to periods ending after December 15, 2002. SFAS No. 148 requires the following expanded disclosure regarding stock-based compensation.

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

Compensation", our net income (loss) and basic and diluted income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions, except per share amounts)
Net (loss) income:
As reported	$(310)	$152
Add: Stock-option-based employee compensation expense included in reported net income (loss), net of related tax effects	—	1
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(14)	(21)

Pro forma	$(324)	$132

Net (loss) income per share:
As reported—basic and diluted	$(0.17)	$0.09
Pro forma—basic and diluted	$(0.18)	$0.08

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Earnings per share

        The weighted average number of shares used for computing basic and diluted (loss) income per share for the three months ended March 31, 2004 and 2003 was 1.773 billion and 1.707 billion, respectively. For these same periods, the effect of approximately 143 million and 131 million of outstanding stock options were excluded from the calculation of diluted (loss) income per share because the effect was anti-dilutive.

Recently adopted accounting pronouncements and cumulative effect of adoption

        On January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation required to be settled under law or written or oral contract. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $28 million (liability of $43 million net of an asset of $15 million) as of January 1, 2003.

        Prior to the adoption of SFAS No. 143, we included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 on January 1, 2003. The net income impact for the three months ended March 31, 2003 was $206 million ($365 million less the $28 million of charges disclosed above, net of income taxes of $131 million).

        We adopted the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") for the three months ended March 31, 2004. FIN 46R requires an evaluation of three additional criteria to determine if consolidation is required. These criteria are: 1) whether the entity is a variable interest entity; 2) whether the company holds a variable interest in the entity; and 3) whether the company is the primary beneficiary of the entity. If all three of these criteria are met, consolidation is required.

        Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us under the provisions of FIN 46R. Both relationships are with groups of entities that provide internet port access and services to their customers. The first relationship is with special purpose entities created and wholly owned by KMC Telecom Holdings, Inc. (the "KMC Entities"). Our previously disclosed service contracts and consent agreements with the KMC Entities may be variable interests under FIN 46R. We do not currently have sufficient information about the special purpose entities to complete our analysis under FIN 46R. We have requested this information, but have not received any reply. Until further information about their financial statements and capitalization is available to us, we are unable to come to any conclusion under FIN 46R. Our maximum exposure to loss related to the KMC Entities is the total remaining amount due under our service contracts, which was approximately $375 million as of March 31, 2004. Payments made under our service contracts, which are included in cost of sales, were $73 million and $79 million, respectively for the three months ended March 31, 2004 and 2003.

        We previously recorded a liability and charge associated with our relationship with the second entity. We do not currently have sufficient information about this entity to complete our analysis under FIN 46R. We have requested the information; however the management of this entity has stated that financial information is not readily available. Until further information about the entity's financial statements and capitalization is available to us, we are unable to come to any conclusion under FIN 46R. As a result of previously recording a liability and charge associated with this relationship, we believe that our exposure, excluding interest accretion, has been reflected in our financial statements.

Note 2: Borrowings

        Our borrowings, net of discounts and premiums, consisted of the following for the dates indicated:

	March 31, 2004	December 31, 2003
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$970	$1,834
Current portion of capital lease obligations and other	26	35

Total current borrowings	$996	$1,869

Long-term borrowings:
Long-term notes	$16,486	$15,576
Long-term capital lease obligations and other	58	63

Total long-term borrowings	$16,544	$15,639

        On February 5, 2004, Qwest issued a total of $1.775 billion of senior notes which consisted of $750 million in floating rate notes due in 2009 with interest at London interbank offered rates ("LIBOR") plus 3.50% (4.63% as of March 31, 2004), $525 million fixed rate notes due in 2011 with an interest rate of 7.25%, and $500 million fixed rate notes due in 2014 with an interest rate of 7.50% (the "2009, 2011 and 2014 Qwest Notes"). These notes are guaranteed by Qwest Capital Funding, Inc. ("QCF") and Qwest Services Corporation ("QSC"). The guarantee by QCF is on a senior unsecured basis and the guarantee by QSC is on a senior subordinated secured basis. The QSC guarantee is secured by a lien on the stock of Qwest Corporation ("QC"). This collateral also secures other obligations of QSC, but the lien securing the QSC guarantee is (1) junior to the lien securing senior debt secured by the collateral, including the 2004 QSC Credit Facility, described below, and (2) senior to the lien securing the 13.0% QSC notes due in 2007, the 13.5% QSC notes due in 2010 and the 14% QSC notes due in 2014 (the "2007, 2010 and 2014 QSC Notes"), and certain other obligations. Upon the release of the liens securing the 2007, 2010 and 2014 QSC Notes and certain other obligations, subject to certain conditions, this collateral will be released and the subordinated provisions will terminate such that the 2009, 2011 and 2014 Qwest Notes will be guaranteed on a senior unsecured basis by QSC. The covenant and default terms of these notes include but are not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and loans and other payment restrictions; (iv) limitations on asset sales or transfers; (v) limitations on transactions with affiliates; (vi) limitations on liens; (vii) limitations on mergers and consolidation and (viii) limitations on business activities. If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing the notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million.

        The net proceeds from the notes were used for general corporate purposes, including repayment of indebtedness. Concurrent with the issuance of the notes, QSC paid off in full the outstanding balance of $750 million, terminated the QSC Credit Facility and established a new three-year $750 million revolving credit facility, (the "2004 QSC Credit Facility"), which is subject to restrictions on use of proceeds, as described below. If drawn, the 2004 QSC Credit Facility would, at our election, bear interest at a rate of adjusted LIBOR or a base rate, in each case plus an applicable margin. Such margin varies based upon the credit ratings of the facility and is currently 3% for LIBOR based borrowings and 2% for base rate borrowings. The 2004 QSC Credit Facility is guaranteed by Qwest Communications International Inc. We have not borrowed any amounts on the 2004 QSC Credit Facility.

        The 2004 QSC Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-Consolidated EBITDA ratio (Consolidated EBITDA as defined in the 2004 QSC Credit Facility is a measure of EBITDA that starts with our net income (loss) and adjusts for taxes, interest and non-cash and certain non-recurring items) of not more than 6.0 to 1.0 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 2.5-to-1.0. These financial covenants will be suspended while the 2004 QSC Credit Facility remains undrawn. The 2004 QSC Credit Facility contains certain other covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on using any proceeds to pay settlements or judgments relating to investigations and securities actions discussed in "Contingencies" in Note 9; (iv) limitations on dividends and other payment restrictions; (v) limitations on mergers, consolidations and asset sales; (vi) limitations on investments; and (vii) limitations on liens. We must pay down the 2004 QSC Credit Facility upon certain changes of control. The 2004 QSC Credit Facility also contains provisions for cross acceleration and cross payment default relating to any other of our debt obligations and the debt obligations of our subsidiaries in the aggregate in excess of $100 million. The 2004 QSC Credit Facility is secured by a senior lien on the stock of QC.

        On February 26, 2004, we completed a cash tender offer for the purchase of up to $963 million of aggregate principal amount of QCF's 5.875% notes due in August 2004. We received and accepted tenders of approximately $921 million in total principal amount of the QCF notes and paid $939 million in cash. We recorded a loss of $19 million on the retirement of this debt. The loss is included in other expense (income)—net in our condensed consolidated statement of operations.

        During the three months ended March 31, 2004, we exchanged $43 million of existing QCF notes for approximately 9 million shares of our common stock with an aggregate value of $37 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.98 per share to $4.35 per share. As a result, we recorded $6 million of gain on debt extinguishment during the first quarter of 2004. The gain is included in other expense (income)—net in our condensed consolidated statement of operations.

Note 3: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of March 31, 2004 and December 31, 2003, the amounts included as current liabilities are $131 million and $147 million and the long-term portions are $363 million and $377 million, respectively.

2004 Restructuring

        An analysis of first quarter 2004 activity associated with existing restructuring reserves is as follows:

		Quarter Ended March 31, 2004
	December 31, 2003 Balance				March 31, 2004 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2004 restructuring plan	$—	$14	$1	$—	$13
2003 restructuring plan	117	4	26	3	92
2002 and prior restructuring plans	407	—	18	—	389

Total	$524	$18	$45	$3	$494

        The restructuring reserve for the three months ended March 31, 2004 included charges of $14 million for severance benefits pursuant to established severance policies. Severance payments generally extend from two to 12 months. We identified approximately 200 employees from various functional areas to be terminated as part of this restructuring. Through March 31, 2004, approximately 150 of the planned employee reductions had been completed. The remaining 50 reductions are expected to occur over the next year. Through March 31, 2004 we had utilized $1 million of the 2004 restructuring reserves for severance payments.

        As of March 31, 2004, 2,100 of the 2,300 planned employee reductions under the 2003 restructuring plan had been completed and an additional $26 million of the restructuring reserve had been used for severance payments and enhanced pension benefits during the three months ended March 31, 2004. Also, as a part of the 2002 and prior restructuring plans, we permanently abandoned a number of operating and administrative facilities. For the three months ended March 31, 2004, we utilized $18 million primarily for amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), establishes standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. For the three months ended March 31, 2004, restructuring provisions for our wireline and other services segments were $4 million and $14 million, respectively. The 2004 reversal of $3 million was also in our wireline and other services segments. The cumulative amount incurred for exit or disposal activities initiated after December 31, 2002 through March 31, 2004 for our wireline, wireless and other segments are $89 million, $0 million and $57 million, respectively.

2003 Restructuring

        An analysis of first quarter 2003 activity associated with existing restructuring reserves is as follows:

		Quarter Ended March 31, 2003
	December 31, 2002 Balance				March 31, 2003 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2003 restructuring plan	$—	$12	$—	$—	$12
Other 2003 restructuring related charges	—	1	1	—	—
2002 and prior restructuring plans	525	—	53	—	472

Total	$525	$13	$54	$—	$484

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

        During 2002, we identified approximately 4,500 employees from various functional areas to be terminated as part of this reduction. At March 31, 2003, 4,000 of the planned reductions had been accomplished and, for the three months ended March 31, 2003, $34 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. The remaining employee reductions were completed by December 31, 2003.

        Also as part of the 2002 restructuring, we permanently abandoned 64 leased facilities and recorded a charge to restructuring and other charges in our condensed consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. For the three months ended March 31, 2003 we utilized $4 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases, which are up to five years.

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

        Previously, we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified ten web hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. Certain of these leases are for terms of up to 20 years. As a result, in 2001, we established a restructuring reserve to cover the expected sublease losses. For the three months ended March 31, 2003, we utilized $6 million of the established reserve primarily for payments made on the web hosting center leases and contract termination costs.

Note 4: Discontinued Operations

        The following table presents the summarized results of operations for the three months ended March 31, 2003 related to our discontinued operations. These results primarily relate to our directory publishing business. Since the sale of our directory publishing business was completed in September 2003, there were no discontinued operations for the three months ended March 31, 2004.

Three Months Ended March 31, 2003
(Dollars in millions)
Revenue	$237
Costs and expenses:
Cost of sales	79
Selling, general and administrative	20

Income from operations	138
Other expense	30

Income before income taxes	108
Income tax provision	42

Income from discontinued operations	$66

Note 5: Pension Plan Benefits

        We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational (union) employees. In addition to this qualified Pension Plan we also operate a non-qualified pension plan for certain highly compensated employees and executives. We maintain post-retirement healthcare and life insurance plans that provide medical, dental, vision and life insurance benefits for certain retirees.

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

        The components of the net pension credit, non-qualified pension benefit cost and post-retirement benefit cost are as follows:

	Pension Cost (Credit) Three Months Ended March 31,		Non-Qualified Pension Cost Three Months Ended March 31,		Post-retirement Benefit Cost Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003
	(Dollars in Millions)
Service Cost	$48	$42	$1	$1	$5	$6
Interest Cost	140	147	1	1	92	96
Expected return on plan assets	(193)	(210)	—	—	(33)	(34)
Amortization of transition asset	(16)	(18)	—	—
Amortization of prior service cost	(1)	—	—	—	(6)	(5)
Recognized net actuarial (gain) loss	—	—	—	2	23	29

Net (credit) expense included in current earnings(loss)	$(22)	$(39)	$2	$4	$81	$92

        The net pension expense is allocated between cost of sales and selling, general and administrative expense in the consolidated statements of operations.

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

Note 6: Segment Information

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

        The CODM of a business represents the highest level of management who is responsible for the overall allocation of resources within the business and assessment of the performance of the business. Our CODM is our Chief Executive Officer. Set forth below is revenue and operating expense information for the three months ended March 31, 2004 and 2003 for our three operating segments at March 31, 2003: wireline services, wireless services and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Until September 2003, we also operated a fourth segment, our directory publishing business, which as described in Note 4—Discontinued Operations, has been classified as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2003 and accordingly is not presented in our segment results below.

        Segment income consists of each segment's revenue and direct expenses. Segment revenues are based on the types of products and services offered as described below. The network infrastructure is designed to be scalable and flexible to handle multiple products and services. As a result, we do not allocate network infrastructure costs to individual products. Direct administrative costs include sales, customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate, legal, marketing services and human resources are included in the other services segment. We manage indirect administrative services costs centrally, consequently, the costs are not allocated to the wireline or wireless services segments. Similarly, depreciation, amortization, interest expense, interest income and other income (expense) are not allocated to either the wireline or wireless segments. Additionally, restructuring costs are not included in the determination of segment income.

        Our wireline services segment includes revenues from the provision of voice services, access services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services, operator services, public telephone service, enhanced voice services and revenues from the sales of customer premises equipment ("CPE")), and long-distance voice services (such as IntraLATA (services provided within the same LATA) and InterLATA (services provided across more than one LATA) long-distance services). Access services revenues are generated through our wholesale sales channel from switched-access service revenues (which are revenues generated principally from charges to interexchange carriers ("IXCs") for use of our local network to connect their customers to their long-distance networks). An IXC is a telecommunications company that provides long-distance services to end-users by handling calls that are made between phone exchanges and for which there is a usage charge.

        Data and Internet services include data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as digital subscriber line, Dedicated Internet Access, virtual private network, Internet dial access, web hosting, professional services and related CPE). Revenues from optical capacity transactions are also included in revenues from data services as is revenue from the provision of wholesale billing services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC, which holds 10 Megahertz licenses to provide personal communications service ("PCS") in most markets in our local service area. We offer wireless services to residential and business customers, providing them with pricing and features designed to make it attractive to add wireless service to their other Qwest services. In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. For more information regarding our plan to sell wireless assets see Note 10—Subsequent Events.

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

        Information for all periods has been conformed to our March 31, 2004 presentation, as described above. Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenues shown below for each segment are derived from transactions with external customers. We do not separately track the total assets of our wireline or other segments. As such, total asset information for the three segments shown below is not presented.

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Operating revenues:
Wireline services	$3,342	$3,461
Wireless services	126	151
Other services	13	12

Total operating revenues	$3,481	$3,624

Operating expenses:
Wireline services	$1,816	$1,857
Wireless services	80	98
Other services	697	689

Total segment expenses	$2,593	$2,644

Segment income (loss):
Wireline services	$1,526	$1,604
Wireless services	46	53
Other services	(684)	(677)

Total segment income	$888	$980

Capital expenditures:
Wireline	$377	$333
Wireless	—	11
Other	79	86

Total capital expenditures	456	430
Non-cash investing activities	(1)	(1)

Total cash capital expenditures	$455	$429

        The following table reconciles segment income to net income (loss) for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Segment income	$888	$980
Depreciation	(654)	(675)
Other intangible assets amortization	(123)	(109)
Restructuring and other charges	(15)	(13)
Total other expense—net	(409)	(379)
Income tax benefit	3	76
Income from discontinued operations, net of taxes	—	66
Cumulative effect of change in accounting principle, net of taxes	—	206

Net (loss) income	$(310)	$152

        Set forth below is revenue information for the three months ended March 31, 2004 and 2003 for revenues derived from external customers for our products and services:

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Operating revenues:
Local voice	$1,643	$1,822
Long-distance	500	446
Access	253	253

Total voice services	2,396	2,521
Data and Internet services	946	940

Total wireline segment revenues	3,342	3,461
Wireless segment revenues	126	151
Other services revenues	13	12

Total operating revenues	$3,481	$3,624

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

Note 7: Non-Cash Activities

        Supplemental disclosures of non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Retirement of debt, net of stock issuance	$37	$65
Assets acquired through capital leases	1	1

        During the three months ended March 31, 2004, we exchanged debt with a carrying value of $43 million that was issued by QCF for approximately 9 million shares of our common stock with a value of $37 million and recorded a $6 million gain on debt extinguishment.

        During the three months ended March 31, 2003, we exchanged debt with a carrying value of $86 million that was issued by QCF. In exchange for the debt, we issued approximately 18 million shares of our common stock with a value of $65 million and recorded a $21 million gain on early retirement of debt.

Note 8: Other Comprehensive Income (Loss)

        Other comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
Net (loss) income	$(310)	$152
Adjustments to other comprehensive income	17	—

Comprehensive (loss) income	$(293)	$152

Note 9: Commitments and Contingencies

Contingencies

  Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the recent restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these matters, and we can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of these matters. We recently concluded that a reserve should be provided. Accordingly, we have recorded a reserve in our consolidated financial statements for the estimated minimum liability associated with certain of these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided.

        We believe that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of $200 million of insurance proceeds, consisting of $143 million of cash and

$57 million of irrevocable letters of credit, that were placed in a trust to cover our losses and the losses of individual insureds following our November 12, 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the investigations and securities and derivative actions described below. However, the use and allocation of these proceeds has yet to be resolved between us and individual insureds.

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. We have not yet conducted discovery on damages and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of our recorded reserves could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

  Investigations

        On April 3, 2002, the Securities and Exchange Commission ("SEC") issued an order of investigation that made formal an informal investigation of Qwest initiated on March 8, 2002. We are continuing in our efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified Qwest accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in our annual report on Form 10-K for the year ended December 31, 2002. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our June 30, 2000 acquisition of U S WEST, Inc. (the "Merger"). On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, as the General Services Administration ("GSA") previously announced in July 2002, it is conducting a review of all contracts with Qwest for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether Qwest and its subsidiaries should be considered for debarment. We have been informed that the basis for the referral was the February 2003 indictment against four former Qwest employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. We are cooperating fully with the GSA and believe that Qwest and its subsidiaries will remain suppliers of the government, although we cannot predict the outcome of this referral.

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

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint ("Fourth Consolidated Complaint"), which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order and ordered that discovery, which previously had been stayed during the pendency of the motions to dismiss, proceed regarding the surviving claims. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Action Complaint ("Fifth Consolidated Complaint"). The Fifth Consolidated Complaint attempts to expand the putative class period previously alleged in the Fourth Consolidated Complaint, seeks to restore the claims dismissed by the court, including claims against certain individual defendants who were dismissed as defendants by the court's dismissal order, and to add additional individual defendants who have not been named as defendants in plaintiffs' previous complaints. The Fifth Consolidated Complaint also advances allegations related to a number of matters and transactions that were not pleaded in the earlier complaints. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of Qwest between May 24, 1999 and July 28, 2002, and names as defendants Qwest, Qwest's former Chairman and Chief Executive Officer, Joseph P. Nacchio, Qwest's former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of Qwest's former officers and current directors and Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period, Qwest and certain of the individual defendants made materially false statements regarding the results of Qwest's operations in violation of section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act"), that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that certain of the individual defendants sold some of their shares of Qwest's common stock in violation of section 20A of the Exchange Act. The Fifth Consolidated Complaint further alleges that Qwest and certain other defendants violated section 11 of the Securities Act of 1933, as amended ("Securities Act"), by preparing and disseminating false registration statements and prospectuses for the registration of Qwest common stock to be issued to U S WEST shareholders in connection with the merger of the two companies, and for the exchange of

$3 billion of Qwest's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of Qwest's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of Qwest's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on the Company's Board of Directors. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the purported class will seek damages in the tens of billions of dollars. On March 8, 2004, Qwest and other defendants filed motions to dismiss the Fifth Consolidated Complaint.

        Since March 2002, seven putative class action suits were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans (the "Plan"), from March 7, 1999 until the present. By court order, five of these putative class actions have been consolidated and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint ("Second Consolidated Complaint"), filed on May 21, 2003 and referred to as the "consolidated ERISA action". Qwest expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. Defendants in this matter include Qwest, several former and current directors and certain former officers of Qwest, as well as Qwest Asset Management, Qwest's Plan Design Committee, the Plan Investment Committee and the Plan Administrative Committee of the pre-Merger Qwest 401(k) Savings Plan. The consolidated ERISA action, which is brought under the Employee Retirement Income Security Act alleges, among other things, that the defendants breached fiduciary duties to the Plan members by allegedly excessively concentrating the Plan's assets invested in Qwest's stock, requiring certain participants in the Plan to hold the matching contributions received from Qwest in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in Qwest's stock, continuing to offer Qwest's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing Plan participants from acquiring Qwest's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of Qwest's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and Qwest has opposed that motion, which is pending before the court. Defendants filed motions to dismiss the consolidated ERISA action on August 22, 2002. Those motions are also pending before the court.

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

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment) ("New Jersey") filed a lawsuit similar to the CalSTRS action in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that Qwest, certain of Qwest's former officers and certain current directors and Arthur Andersen LLP caused Qwest's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about Qwest's business, revenues and profits. As a result, New Jersey contends that it incurred hundreds of millions of dollars in losses. New Jersey's complaint purports to state causes of action against Qwest for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, Qwest filed a motion to dismiss. That motion is pending before the court.

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

        On February 9, 2004, Stichting Pensioenfonds ABP ("SPA") filed suit against us, certain of our current and former directors, officers, and employees, as well as several other defendants, including Arthur Andersen LLP, Citigroup Inc. and various affiliated corporations of Citigroup Inc., in the United States District Court for the District of Colorado. SPA alleges that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in Qwest's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of Qwest's revenues and growth prospects. SPA alleges claims against Qwest and certain of the individual defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, misrepresentation and conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause Qwest to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than Qwest. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs. On April 19, 2004, defendants filed motions to dismiss, which are pending before the court.

        On March 22, 2004, Shriners Hospital for Children ("SHC") filed suit against us, certain of our former employees, and certain unidentified persons in the District Court for the City and County of Denver. SHC alleges that the defendants engaged in fraudulent conduct by a variety of actions, including issuing false and misleading financial statements. The complaint alleges claims against us and the other defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation. SHC alleges damages of $17 million. SHC seeks compensatory and punitive damages, interests, costs and attorneys' fees. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado, where it is now pending.

        On or about March 30, 2004, Teachers' Retirement System of Louisiana ("TRSL") filed suit against us in the District Court for the City and County of Denver. The allegations of the TRSL complaint are substantially the same as the suit filed against us by SHC, except that TRSL alleges damages of $17 to $23 million. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado, where it is now pending.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado (the "Federal Derivative Litigation"). On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of Qwest's present and former directors and certain former officers and naming Qwest as a nominal defendant. The Federal Derivative Litigation is based upon the allegations made in the consolidated securities action and alleges, among other things, that the defendants breached their fiduciary duties to Qwest by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within Qwest, and causing or permitting Qwest to commit alleged securities violations, thus (1) causing Qwest to be sued for such violations and (2) subjecting Qwest to adverse publicity, increasing its cost of raising capital and impairing earnings. On March 26, 2004, a proposed fourth amended complaint was filed in the Federal Derivative Litigation, which names additional defendants, including a former Qwest officer, Citigroup Inc. and corporations affiliated with Citigroup, Inc. The proposed fourth amended complaint contains allegations in addition to those set forth in the third amended complaint, including that certain individual defendants violated securities laws as a result of the filing of false and misleading proxy statements by Qwest from 2000 through 2003, and that the Citigroup defendants aided and abetted breaches of fiduciary duties owed to Qwest. The Federal Derivative Litigation has been consolidated with the consolidated securities action. Plaintiff seeks, among other remedies, disgorgement of alleged insider trading profits.

        On August 9, 2002, a purported derivative lawsuit was filed in the Court of Chancery of the State of Delaware. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of

Delaware on or about August 28, 2002. On October 30, 2002, these two alleged derivative lawsuits (collectively, the "Delaware Derivative Litigation") were consolidated. The Second Amended Complaint in the Delaware Derivative Litigation was filed on or about January 23, 2003, naming as defendants certain of Qwest's current and former officers and directors and naming Qwest as a nominal defendant. In the Second Amended Complaint the plaintiffs allege, among other things, that the individual defendants: (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in Qwest's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within Qwest, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through Qwest's investment bankers; and (iv) improperly awarded severance payments to Qwest's former Chief Executive Officer, Mr. Nacchio and Qwest's former Chief Financial Officer, Mr. Woodruff. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, disgorgement, contribution and indemnification, repayment of compensation, injunctive relief, and all costs including legal and accounting fees. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. As described below, a proposed settlement of the Delaware Derivative Litigation has been reached.

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

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation participated in a series of mediation sessions with former United States District Judge Layn R. Phillips. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation. From November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties reached a formal Stipulation of Settlement, which was filed with the Denver District Court. The stipulation of settlement provides, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million of the $200 million fund from the insurance settlement with certain of our insurance carriers will be designated for the exclusive use of Qwest to pay losses and Qwest will implement a number of corporate governance changes. (The $200 million has been placed in trust to cover losses we may incur and the losses of current and former directors and officers and others who release the carriers in connection with the settlement.) The Stipulation of Settlement also provides that the Denver District Court may enter awards of attorneys' fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.5 million and $125,000, respectively. On February 17, 2004, the Denver District Court entered a Preliminary Approval Order and scheduled a hearing to take place on June 15, 2004, to consider final approval of the proposed settlement and derivative plaintiffs' counsels' request for an award of fees and costs.

        On or about February 23, 2004, plaintiff in the Federal Derivative Litigation filed a motion in the United States District Court for the District of Colorado to enjoin further proceedings relating to the proposed settlement of the Colorado Derivative Litigation, or alternatively, to enjoin the enforcement of a provision in the Preliminary Approval Order of the Denver District Court which plaintiff claims would prevent the Federal Derivative Litigation from being prosecuted pending a final determination of whether the settlement of the Colorado Derivative Litigation shall be approved. On March 8, 2004, the individual defendants in the Federal Derivative Litigation filed a motion to stay all proceedings in that action pending a determination by the Denver District Court whether to approve the proposed settlement of the derivative claims asserted in the Colorado Derivative Litigation.

  Regulatory Matters

        On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission ("Minnesota Commission") alleging that we, in contravention of federal and state law, failed to file interconnection agreements with the Minnesota Commission relating to certain of our wholesale customers, and thereby allegedly discriminated against other competitive local exchange carriers ("CLECs"). On November 1, 2002, the Minnesota Commission issued a written order adopting in full a proposal by an administrative law judge that we committed 26 individual violations of federal law by failing to file, as required under section 252 of the Telecommunications Act, 26 distinct provisions found in 12 separate agreements with individual CLECs for regulated services in Minnesota. The order also found that we agreed to provide and did provide to McLeodUSA, Inc. and Eschelon Telecom, Inc. discounts on regulated wholesale services of up to 10% that were not made available to other CLECs, thereby unlawfully discriminating against them. The order found we also violated state law, that the harm caused by our conduct extended to both customers and competitors, and that the damages to CLECs would amount to several million dollars for Minnesota alone.

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

  •
  grant all CLECs other than Eschelon and McLeodUSA monthly credits of $13 to $16 per unbundled network element—platform line (subject to certain offsets) purchased during the months of November 2000 through February 2001;

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

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. On April 29, 2004, the New Mexico Staff filed comments recommending penalties totaling $5.05 million. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado Public Utilities Commission ("PUC") submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs to resolve claims relating to potential penalties in the docket and that offers CLECs credits that could total approximately $9 million. During an open meeting on April 21, 2004, the Arizona Corporation Commission entered final orders upon consideration of recommended orders of the administrative law judge and a settlement between Qwest and three CLECs that was filed with the Commission on April 14, 2004. The Commission ordered Qwest to issue bill credits or pay cash totaling approximately $11.7 million to Arizona CLECs on the basis of the settlement, and also ordered Qwest to pay penalties of $9 million to the state treasury. On June 26, 2003, we received from the Federal Communications Commission ("FCC") a letter of inquiry seeking information about related matters. We submitted our initial response to this inquiry on July 31, 2003. On March 12, 2004, the FCC issued a Notice of Apparent Liability which recommended penalties of $9 million for alleged delays in filing 46 agreements in Arizona and Minnesota. Our response is due May 12, 2004. The proceedings and investigations in New Mexico, Colorado and Washington and at the FCC could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        Illuminet, Inc., a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied and subsequently we perfected appeals in both states. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds. In addition, Nextel has filed an arbitration requesting refunds due to alleged improper implementation of the signaling services.

        As a part of the approval by the FCC of the Merger, the FCC required us to engage an independent auditor to perform an attestation review of our compliance with our divestiture of in-region InterLATA services and our ongoing compliance with Section 271 of the Telecommunications Act. In 2001, the FCC began an investigation of our compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, Qwest disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, Qwest made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. Separate from this investigation, Qwest disclosed matters to the FCC in connection with its 2002 compliance review, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll free services. If the FCC institutes an investigation into the latter categories of matters, it could result in the imposition of fines and other penalties against us. Separately, the FCC has also instituted an investigation into whether we may have impermissibly engaged in the marketing of InterLATA services in Arizona prior to receiving FCC approval of our application to provide such services in that state.

        We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

  Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against Qwest and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that Qwest had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim Qwest denies. In September 2002, Qwest filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. The case is now in the class certification stage, which Qwest is challenging.

        From time to time we receive complaints and become subject to investigations regarding "slamming" (the practice of changing long-distance carriers without the customer's consent), "cramming" (the practice of charging a consumer for goods or services that the consumer has not authorized or ordered) and other sales practices. In 2003, we resolved allegations and complaints of slamming and cramming with the Attorneys General for the states of Arizona, Colorado, Idaho, Oregon, Utah and Washington. In each of those states, we agreed to comply with certain terms governing our sales practices and to pay each of the states between $200,000 and $3.75 million. We may become subject to other investigations or complaints in the future and any such complaints or investigations could result in further legal action and the imposition of fines, penalties or damage awards.

        Several purported class actions relating to the installation of fiber optic cable in certain rights-of-way were filed in various courts against Qwest on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in Qwest's favor. A new Louisiana class action complaint has recently been filed. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge Qwest's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge Qwest's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges Qwest's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit Qwest to install Qwest's fiber optic cable on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which Qwest's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which Qwest's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, Qwest filed a proposed settlement of all these matters (except those in Louisiana) in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. Accordingly, with the exception of the Louisiana actions, all other right of way actions are stayed. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the Seventh Circuit Court of Appeals. At this time, Qwest cannot determine whether such settlement will be ultimately approved or the final cost of the settlement if it is approved.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with an investment by the plaintiff in securities of KPNQwest. Qwest is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest. On January 27, 2004, the Arizona Superior Court granted Qwest's motion to dismiss the state and federal securities law claims. On March 19, 2004, plaintiffs filed a second amended complaint asserting violations of the securities laws and other claims.

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

  Intellectual Property

        We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We also regularly are the subject of allegations that our products or services infringe upon various intellectual property rights, and receive demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending ourself vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights, damages or royalties, this would not have a material adverse effect on us. We have provided for certain of the above intellectual property matters in our condensed consolidated financial statements as of March 31, 2004. Although the ultimate resolution of these claims is uncertain, we do not expect any material adverse impacts as a result of the resolution of these matters.

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

Note 10: Subsequent Events

Redemption of QC Notes

        On March 15, 2004, QC notified the trustee of various series of its notes and debentures of its intention to redeem all $100 million outstanding principal amount of its 5.65% notes due November 1, 2004 and all $40.8 million outstanding principal amount of its 39-year 5.5% debentures due June 1, 2005. The redemption date for each of these series of notes was May 1, 2004, at which time they funded the trustee with the $140.8 million redemption amount and all related interest ceased to accrue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

        Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 2 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

        We provide local telecommunications and related services, IntraLATA (services provided within the same LATA) and InterLATA (services provided across more than one LATA) long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We also provide InterLATA long-distance services and reliable, scalable and secure broadband data and voice communications outside our local service area as well as globally.

        We previously provided directory publishing services in our local service area. In 2002, we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in 7 of the 14 states in which we offered these services (referred to as Dex East). In September 2003, we completed the sale of the directory publishing business in the remaining states (referred to as Dex West). As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2003.

        Our analysis presented below is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. Specific variances from overall trends are further explained in the relevant revenue and expense discussion and analysis that follows the trends discussions. Our operating revenues are generated from our wireline, wireless and other services segments. The presentation of "Operating Revenue" includes revenue results for each of our customer channels: business, consumer and wholesale for the wireline segment. Also, an overview of the segment results is provided in "Segment Results" below. The segment discussion below reflects the way we reported our segment results to our Chief Executive Officer in 2004.

Business Trends

        Our results continue to be impacted by two primary factors influencing the telecommunications industry. First, technology substitution and competition are expected to continue to cause additional access line losses. We expect industry-wide competitive factors to continue to impact our results and we have developed new strategies for offering complementary services such as satellite television and wireless. Second, our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services.

Revenue Trends

        Historically, at least 95% of our revenue comes from our wireline segment, which provides voice services and data and Internet services. In general, we have experienced a decline in local voice-related revenue as a result of a decrease in access lines and our competitors' accelerated use of unbundled network element—platform ("UNE-P") and unbundled local loops to deliver voice services. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony, and cable modem substitution for dial-up Internet access lines. Unbundled network element ("UNE") rules, which require us to sell access to our wireline network to our competitors at wholesale rates, will continue to impact our results. The use of UNEs, including UNE-P, is expected to precipitate incremental losses of retail access lines and apply downward pressure on our revenue. The recent action by the Washington DC Circuit Court vacating the Federal Communications Commission ("FCC") UNE-P rules, in conjunction with our efforts to negotiate new contracts with competitive local exchange carriers ("CLECs") and data access service providers may help mitigate this downward pressure on wireline margins.

        We have also begun to experience and expect increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of technology substitution and low-cost competitors benefiting from low UNE rates or bankruptcy reorganization, we have been and may continue to be forced to respond with less profitable product offerings and pricing plans in an effort to retain and attract customers.

        We recently re-entered the long-distance market within our local service area; and we expect the anticipated increase in InterLATA long-distance revenue and wireless revenue to offset some of the above mentioned revenue declines. Broadband services have been expanded geographically to allow more of our customers to convert from dial-up Internet connections to our digital subscriber line ("DSL") services.

        Our wireless revenue has declined as a result of reduced marketing efforts and intense industry competition. Starting in late 2003, we expanded our consumer and small business product offerings to bundle wireless services with our local voice services, broadband services, video services and long-distance services. By offering our customers a complete telecommunications solution, we hope to experience a decrease in the rate of our wireline access line losses. We have redesigned and simplified our local services packages to provide customers with the choices they expect. Wireless offerings are being expanded through a new arrangement with Sprint Corporation ("Sprint"). This arrangement enables utilization of Sprint's nationwide digital wireless network to offer our customers nationwide wireless coverage as well as new voice and data capabilities.

Expense Trends

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. Expenses associated with our new product offerings tend to be more variable in nature. While existing products tend to rely upon our embedded cost structure, the mix of products we expect to sell, combined with regulatory and market pricing stresses, may pressure operating margins. Facility costs are third-party telecommunications expenses we incur to connect customers to networks or to end-user product platforms not owned by us. As revenue decreases, associated facilities costs are not always reduced at the same rate as those revenue declines. However, due to the renegotiation of unconditional purchase obligations in 2003, the transition of long-distance traffic from third-party networks to our own network and continuing line optimization efforts, we expect our 2004 cost of sales to remain below 2003 levels.

        In order to improve operational efficiencies, and in response to continued declines in revenue, we have implemented restructuring plans in which we reduced the number of our employees and consolidated and subleased idle real estate properties. While we have realized savings due to reductions in salaries and wages resulting from our restructuring efforts and lower sales commission expense as a result of lower revenues and a revision to our sales compensation plan, we continue to experience offsetting increases in costs related to our pension and post-retirement benefit plans and to health insurance costs. We will continue to evaluate our staffing levels and cost structure and adjust these areas as deemed necessary.

Results of Operations

Overview

        Our operating revenues are generated within our segments: wireline, wireless and other services. Our wireline segment includes revenue from the provision of voice services and data and Internet services. Within each of the revenue categories described below, we present the customer channel from which the revenue was earned (consumer, business or wholesale). Certain prior year revenue amounts have been reclassified to conform to the current year presentations. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. The following is a description of the sources of our revenue:

  •
  Voice services. Voice services revenue includes local voice services, long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, public telephone services, collocation services and customer premises equipment ("CPE"). Long-distance voice services revenue includes revenue from InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other long-distance providers to connect to our network.

  •
  Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, integrated services digital network, asynchronous transfer mode and related CPE) and Internet services (such as DSL, dedicated Internet access, virtual private network, Internet dial access, web hosting, professional services and related CPE).

  •
  Wireless services. Our wireless services are provided primarily through our wholly owned subsidiary, Qwest Wireless LLC. We offer wireless services to residential and business customers, providing them with pricing and features designed to make it attractive to add wireless service to their other Qwest services. In August 2003, Qwest Wireless LLC entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communications service ("PCS") wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004.

  •
  Other services. Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

        The following table summarizes our results of operations:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions, except per share amounts)
Operating revenues	$3,481	$3,624	$(143)	(4)%
Operating expenses	3,385	3,441	(56)	(2)%

Operating income (loss)	96	183	(87)	(48)%
Other expense—net	409	379	30	8%

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(313)	(196)	(117)	(60)%
Income tax benefit	3	76	(73)	(96)%

Loss from continuing operations	(310)	(120)	(190)	(158)%
Income from discontinued operations, net of tax	—	66	(66)	nm

Loss before cumulative effect of changes in accounting principles	(310)	(54)	(256)	nm

Cumulative effect of changes in accounting principles, net of tax	—	206	(206)	nm
Net income (loss)	$(310)	$152	$(462)	nm

Basic and diluted income (loss) per share:
Loss per share from continuing operations	$(0.17)	$(0.07)	$(0.10)	(143)%

Net income (loss) per share	$(0.17)	$0.09	$(0.26)	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

        The following table compares operating revenue for 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue
Wireline revenue
Business local voice	$526	$589	$(63)	(11)%
Consumer local voice	917	1,031	(114)	(11)%
Wholesale local voice	200	202	(2)	(1)%

Total local voice	1,643	1,822	(179)	(10)%

Business long-distance	176	195	(19)	(10)%
Consumer long-distance	88	63	25	40%
Wholesale long-distance	236	188	48	26%

Total long-distance	500	446	54	12%

Business access	38	33	5	15%
Consumer access	29	25	4	16%
Wholesale access	186	195	(9)	(5)%

Total access	253	253	—	0%

Total voice services	2,396	2,521	(125)	(5)%

Business data and Internet	564	551	13	2%
Consumer data and Internet	74	48	26	54%
Wholesale data and Internet	308	341	(33)	(10)%
Total data and Internet	946	940	6	1%

Total wireline revenue	3,342	3,461	(119)	(3)%
Wireless revenue	126	151	(25)	(17)%
Other services revenue	13	12	1	8%

Total operating revenue	$3,481	$3,624	$(143)	(4)%

        Total operating revenue decreased $143 million, or 4%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to voice services revenue declines (driven primarily by access line reductions) and wireless revenue declines (driven primarily by a reduction in the number of subscribers). The 4% decline is an improvement when compared to the historic 7% annual decline experienced over the previous two years.

  Wireline Revenue

        Wireline revenue declined by $119 million, or 3%, for the three months ended March 31, 2004 as compared to March 31,2003. Data and Internet revenue, as a percentage of total wireline revenue, increased to 28% in 2004, from 27% in 2003. Voice services revenue, as a percentage of total wireline revenue, decreased to 72% in 2004, from 73% in 2003. Changes in the components of wireline revenue are described in more detail below.

  Voice Services

        Voice services revenue decreased $125 million, or 5%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The voice services decrease was primarily the result of a decrease in local voice services revenue, offset by an increase in long-distance services revenue, as described in more detail below.

  Local Voice

        For the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, local voice revenue declined $179 million, or 10%. Local voice revenue declines were primarily driven by losses of access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. As shown in the table below, total access line loss trend, which peaked during the quarter ended June 30, 2003, has stabilized over the last three quarters, averaging approximately 151,000 (less than 1% per quarter) access lines lost per quarter since June 30, 2003.

	As of
Access Lines	March 31, 2004	March 31, 2003	Increase/ (Decrease)	% Change
	(in thousands)
Consumer	9,847	10,783	(936)	(9)%
Business	4,520	4,999	(479)	(10)%
Wholesale	1,683	1,103	580	53%

Total	16,050	16,885	(835)	(5)%

        As shown above, between March 31, 2003 and March 31, 2004, total access lines declined by 835,000, or 5%. For the same 12-month period, we experienced consumer access line declines of 936,000 (which included 145,000 lines lost due to the impact of the MCI bankruptcy), or 9%, while business retail access lines decreased by 479,000, or 10%. UNE-P and UNE access lines, which are reflected in our wholesale channel, increased by 580,000, or 53%. Local voice wholesale revenue gains from increased UNE access lines were offset by lower revenue for collocation, operator and other services. The increase in UNE access lines partially offset the loss of consumer and business retail access lines but, because the regulated pricing structure of UNEs mandates lower rates, this transition has caused downward pressure on our revenue. Also, a migration of consumer and business customers to our new value packages has caused a decrease in rates for our local voice products.

  Long Distance

        For the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, long-distance voice revenue increased $54 million, or 12%. Our recent re-entry into the long-distance market started in January 2003 when we began to receive regulatory approval to offer long-distance service in each state within our 14-state region. In the fourth quarter of 2003 we received FCC approval for the last of our 14 in-region states. As we received regulatory approval in each of the states we began to increase the marketing and promotion of interLATA long-distance service to all of our in-region customers, resulting in growth of in-region long-distance services revenue. The growth of in-region long-distance revenue was partially offset by lower out-of-region long-distance revenue, which was due to lower pricing and competitive pressures. Wholesale long-distance revenue increased by $48 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to increased international long-distance call volume.

  Access Services

        Access services revenue was unchanged at $253 million for the three months ended March 31, 2004 and 2003.

  Data and Internet Services

        Data and Internet services revenue was relatively flat for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, we are recognizing revenue at higher consumer retail rates rather than the lower wholesale rates we charged Microsoft. In addition, expanded availability and increased marketing efforts are creating volume growth for broadband services. These increases were offset by a decline in in-region wholesale Internet services, a result of contract losses and renegotiations of contracts to some of our large, bankrupt customers. Also, Internet and DSL rates for our business and wholesale customers are trending down as a result of increased competition, although the number of consumer DSL customers is growing.

  Wireless Revenue

        Wireless services revenue decreased $25 million, or 17%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease in wireless revenue through March 31, 2004 was due to our strategic decision to de-emphasize marketing of our stand-alone wireless services. Although wireless industry revenue grew in total in 2003 and continues to grow in 2004, our wireless revenue decreased in 2004, due in part to our limited ability to offer a competitive wireless product. During the three months ended March 31, 2004 we began to increase marketing for our new wireless offerings, which were expanded to allow the bundling of wireless and local voice services and are being further enhanced through our aforementioned arrangement with Sprint.

Operating Expenses

        The following table provides further detail of our operating expenses for the periods as specified:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating expenses:
Cost of sales	$1,454	$1,476	$(22)	(1)%
Selling, general and administrative	1,139	1,168	(29)	(2)%
Depreciation	654	675	(21)	(3)%
Other intangible assets amortization	123	109	14	13%
Restructuring and other charges	15	13	2	15%

Total operating expenses	$3,385	$3,441	$(56)	(2)%

  Cost of Sales

        The following table shows a breakdown of cost of sales by major component for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$510	$504	$6	1%
Facility costs	677	713	(36)	(5)%
Network costs	78	90	(12)	(13)%
Non-employee related costs	189	169	20	12%

Total cost of sales	$1,454	$1,476	$(22)	(1)%

        Cost of sales includes: facility costs, network costs, salaries and wages, benefits, materials and supplies, contracted engineering services, computer systems support and the cost of CPE sold. Employee and service-related costs include salaries and wages, benefits, commissions, overtime and third-party customer service costs. Facility costs are third-party telecommunications expenses we incur to connect customers to our network, or to end-user product platforms not owned by us both in-region and out-of-region. Network costs include third-party expenses to repair and maintain the network and supplies to provide services to customers. Non-employee related costs are real estate, cost of sales for CPE and reciprocal compensation payments.

        Total cost of sales decreased $22 million, or 1%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The cost of sales decline is consistent with lower revenues, although we have been unable to achieve savings in certain incremental fixed costs such as employee benefits and some non-employee related costs, as discussed above in Expense Trends. As a consequence, cost of sales, as a percentage of revenue, was 42% for the three months ended March 31, 2004 compared to 41% for the three months ended March 31, 2003.

        Facility costs decreased $36 million, or 5%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Facility costs decreased primarily as the result of reduced third-party network services. Beginning in the fourth quarter of 2003, we satisfied certain FCC requirements that allowed us to begin providing in-region InterLATA long-distance using our proprietary network assets, thereby reducing our reliance on third-party facility providers. These cost-savings trends are expected to continue in 2004.

        Non-employee related costs increased $20 million, or 12%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is attributable to increased CPE costs associated with consumer DSL modem costs, including the one-time expense of leased equipment. The cost increases were consistent with the growth in DSL subscribers following the aforementioned amendments to the Microsoft agreement.

  Selling, General and Administrative Expenses

        The following table shows a breakdown of selling, general and administrative ("SG&A") expenses by major component for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$644	$617	$27	4%
Property and other taxes	81	126	(45)	(36)%
Bad debt	93	100	(7)	(7)%
Non-employee related costs	321	325	(4)	(1)%

Total SG&A	$1,139	$1,168	$(29)	(2)%

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, employee benefits, sales commissions, rent for administrative space, marketing and advertising, professional service fees and computer systems support.

        SG&A, as a percentage of revenue, was 33% for the three months ended March 31, 2004 as compared to 32% for the three months ended March 31, 2003. Total SG&A decreased $29 million, or 2%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The SG&A decline is consistent with our ongoing efforts to improve operational efficiencies, although we have been unable to achieve savings in certain incremental fixed costs such as employee benefits, as discussed above in Expense Trends.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime and professional fees, increased $27 million, or 4%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase was driven by a 31% increase in professional fees. The higher fees are attributable to recurring costs associated with a new agreement to outsource certain information technology services.

        Property and other taxes decreased $45 million, or 36%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The cause of the reduction in property and other taxes was split equally between changes in property tax estimates and a one-time expense reduction from a successful property tax appeal for the quarter ended March 31, 2004.

        Bad debt expense decreased $7 million, or 7%, the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Bad debt decreased as a percentage of revenue to 2.7% for 2004 from 2.8% for 2003.

  Combined Pension and Post-Retirement Benefits

        Our results include pension credits and post-retirement benefit expenses, which we refer to on a combined basis as a net pension expense or credit. We recorded a net pension expense of $61 million and $57 million for the three months ended March 31, 2004 and 2003, respectively. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated primarily to cost of sales and the remaining balance to SG&A.

        The increase in net pension expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily due to decreased return on investments in the benefit trusts and increased medical costs for plan participants. We expect that our 2004 net pension expense will be higher than 2003 due to a reduction in the expected rate of return on plan assets, the effect of amortizing losses incurred in the volatile equity market of 2000 through 2002, a lower discount rate and rising healthcare rates.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with Financial Accounting Standards Board Staff Position FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", we elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. Currently, we do not believe we will need to amend our plan to benefit from the Act.

  Depreciation

        Depreciation expense for the three months ended March 31, 2004 decreased by $21 million, or 3%, compared to the three months ended March 31, 2003. The decrease was the result of the third quarter 2003 wireless impairment and reduced capital expenditures in 2003 and 2004, which caused more assets to become fully depreciated relative to asset additions.

  Other Intangible Assets Amortization

        Amortization expense for the three months ended March 31, 2004 increased by $14 million, or 13%, compared to the same period in 2003. The increase is attributable to increased software capitalization as we improve customer support systems.

  Restructuring Charges

        A summary of restructuring charges recorded to our condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions)
2004 restructuring reserve	$14	$—
2003 restructuring reserve—net	1	12
Other restructuring related charges	—	1

Total restructuring charges	$15	$13

  2004 Restructuring

        The restructuring reserve for the three months ended March 31, 2004 included charges of $14 million for severance benefits pursuant to established severance policies. We identified approximately 200 employees from various functional areas to be terminated as part of this restructuring. As a result of these restructuring activities, we expect to realize annual cost savings of approximately $21 million.

  2003 Restructuring

        During the three months ended March 31, 2003, we recorded a charge of $12 million for severance benefits and employee-related matters pursuant to established severance policies associated with a reduction in the number of employees. We identified approximately 350 employees from various functional areas to be separated from Qwest as part of this reduction.

Total Other Expense—Net

        Total other expense—net.    Other expense—net generally includes interest expense, net of capitalized interest; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; declines in derivative instrument market values; and our share of the investees income or losses for investments accounted for under the equity method of accounting.

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense—net	$397	$440	$(43)	(10)%
Other expense (income)—net	12	(61)	73	nm

Total other expense—net	$409	$379	$30	8%

        Interest expense—net.    Interest expense—net, was $397 million for the three months ended March 31, 2004, compared to $440 million for the three months ended March 31, 2003. The 10% decrease in interest expense results from a $4.745 billion decrease in interest bearing debt from March 31, 2003 to March 31, 2004. Interest savings from reduced debt loads were partially offset by higher overall interest rates on the debt outstanding during the three months ended March 31, 2004. In addition, interest expense for the three months ended March 31, 2004 includes $22 million of unamortized debt-issuance costs associated with the early termination of the previous credit facility. As a result of reduced interest bearing debt balances, interest expense in 2004 should continue to remain below 2003 levels, with estimated annual 2004 savings of $250 million.

        Other expense (income)—net.    Included in other expense (income) for the three months ended March 31, 2004 is a loss of $13 million related to the early extinguishment of debt. When compared to the three months ended March 31, 2003, which includes gains of $21 million related to the early retirement of debt and $37 million related to the termination of an indefeasible rights of use agreement, we incurred a net increase in other expense of $73 million.

Income Tax Benefit

        For the three months ended March 31, 2004 our income tax benefit was offset by a full deferred tax asset valuation allowance in accordance with SFAS No. 109, "Accounting for Income Taxes". The $3 million income tax benefit recorded is related to the amortization of previously deferred investment tax credits.

Segment Results

        We report select information about operating segments that offer similar products and services. Our three segments are (1) wireline, (2) wireless and (3) other services. Until September 2003, we operated a fourth segment, our directory publishing business which, as described in Note 4—Discontinued Operations to our condensed consolidated financial statements in Item 1 of this report, has been classified as discontinued operations and accordingly is not presented in our segment results below. Our chief operating decision maker ("CODM"), regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income as defined below.

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

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") establishes standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. The three months ended March 31, 2004, restructuring provisions of $4 million and $14 million were attributable to our wireline and other services segments, respectively. We do not include restructuring costs in the segment results which are reviewed by our CODM. As a result, we have excluded restructuring costs from our presentation below. For additional information on restructuring costs by segment please see Note 3—Restructuring Charges to our condensed consolidated financial statements in Item 1of this report.

        Set forth below is revenue and operating expense information for the three months ended March 31, 2004 and 2003. Since all expenses have not been allocated to the segments, we have disclosed segment expenses without distinguishing between cost of sales and SG&A.

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in Millions)
Operating revenues:
Wireline services	$3,342	$3,461	$(119)	(3)%
Wireless services	126	151	(25)	(17)%
Other services	13	12	1	8%

Total operating revenues	$3,481	$3,624	$(143)	(4)%

Operating expenses:
Wireline services	$1,816	$1,857	$(41)	(2)%
Wireless services	80	98	(18)	(18)%
Other services	697	689	8	1%

Total operating expense	$2,593	$2,644	$(51)	(2)%

Segment income (loss):
Wireline services	$1,526	$1,604	$(78)	(5)%
Wireless services	46	53	(7)	(13)%
Other services	(684)	(677)	(7)	(1%)

Total segment income	$888	$980	$(92)	(9)%

        For additional information regarding our segments and a reconciliation of total segment income to net (loss) income, see Note 6—Segment Information to our condensed consolidated financial statements in Item 1 of this report.

Wireline

  Wireline Revenues

        For a discussion of wireline revenues please see Results of Operations—Operating Revenue—Wireline above. Since it is expected to continue to be by far the largest component of our business, this segment will continue to be our primary focus going forward.

  Wireline Expenses

        The following table sets forth additional expense information as to the composition of wireline expenses for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$747	$754	$(7)	(1)%
Facility costs	675	709	(34)	(5)%
Network expenses	54	58	(4)	(7)%
Bad debt	75	79	(4)	(5)%
Non-employee related costs	265	257	8	3%

Total wireline operating expense	$1,816	$1,857	$(41)	(2)%

        Segment operating expenses for the wireline services segment decreased $41 million, or 2%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, which is consistent with the decline in wireline revenue. We have been unable to reduce certain incremental fixed costs such as employee benefits and experienced some one-time effects to our 2004 non-employee costs, as discussed below.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and overtime, had a small decline of $7 million, or 1%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease was attributable to lower salaries and wages related to staffing reductions totaling approximately 1,600 employees and, consistent with lower revenues, lower commissions expense. Higher benefit costs related to our pension and post-retirement benefit plans and health insurance costs, and a decrease in the capitalization of employee costs offset most of these decreases.

        Non-employee related costs, such as network real estate, cost of sales for CPE and reciprocal compensation payments increased $8 million, or 3%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Although we would expect non-employee costs to generally follow revenue trends, we experienced higher CPE costs associated with the transition related to the Microsoft agreement and a one-time expense of some leased equipment. These costs were partially offset by lower access expenses resulting from a one-time adjustment to a FCC-mandated reciprocal compensation fee agreement.

Wireless

  Wireless Revenues

        For a discussion of wireless revenues please see Results of Operations—Operating Revenue—Wireless above.

  Wireless Expenses

        The following table sets forth additional expense information as to the composition of wireless expenses for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$21	$31	$(10)	(32)%
Network expenses	24	29	(5)	(17)%
Bad debt	9	21	(12)	(57)%
Non-employee related costs	26	17	9	53%

Total wireless operating expense	$80	$98	$(18)	(18)%

        Wireless services expenses declined $18 million, or 18%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The overall decrease is consistent with the 17% drop in wireless revenues as we transition to reselling Sprint wireless PCS. Marketing and advertising costs did rise by $11 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, primarily because we began to market the new Sprint wireless products in the first quarter of 2004.

Other Services

  Other Services Expenses

        As previously noted, the other services segment includes unallocated corporate expenses for functions such as finance, information technology, legal, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information as to the composition of other services expenses for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$387	$336	$51	15%
Real estate costs	104	102	2	2%
Property and other taxes	81	125	(44)	(35)%
Non-employee related costs	125	126	(1)	(1)%

Total other services expenses	$697	$689	$8	1%

        Segment operating expenses for the other services segment increased $8 million, or 1%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As previously discussed, we have been unable to reduce certain incremental fixed costs such as employee benefits

        Employee and service-related costs, such as salaries and wages, benefits and overtime, increased $51 million, or 15%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is primarily due to increased professional fees arising from a new agreement to outsource certain information technology services. Cost savings related to the agreement are expected in future periods.

        Property and other taxes decreased $44 million, or 35%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The cause of the reduction in property and other taxes was split equally between changes in property tax estimates and a one-time expense reduction from a successful property tax appeal for the quarter ended March 31, 2004.

Liquidity and Capital Resources

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $289 million and $1.132 billion as of March 31, 2004 and December 31, 2003, respectively. Our working capital deficit decreased $843 million during the first quarter of 2004 compared to December 31, 2003, primarily due to a $873 million reduction in our current borrowings. This reduction resulted from our February 2004 debt issuance and our payment of a portion of our borrowings that were previously due in 2004.

        We believe that our cash on hand together with our cash flows from operations would be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments and/or settlements, as further discussed in Note 9—Commitments and Contingencies in Item 1 of this report, we may need to obtain additional financing or explore other methods to generate cash. Therefore, in the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected. In addition, a three-year revolving credit facility established by Qwest Services Corporation ("QSC") in 2004 (the "2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 9—Commitments and Contingencies in Item 1 of this report.

        The wireline segment provides over 95% of our total operating revenue with the balance attributed to wireless and other services segments. Accordingly, the wireline segment provides all of the consolidated cash flows from operations. Cash flows used in operations of our wireless segment are not expected to be significant in the near term. Cash flows used in operations of our other services segment are significant; however, we expect that the cash flows provided by the wireline segment will be sufficient to fund these operations in the near term.

        We expect that our 2004 capital expenditures will approximate 2003 levels, with the majority being used in our wireline segment.

        We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. Since December 31, 2003, we have taken the following measures to improve our near-term financial position:

  •
  On February 5, 2004, Qwest issued a total of $1.775 billion of notes which consisted of $750 million in floating rate notes due in 2009 with interest at London interbank offered rates ("LIBOR") plus 3.50% (4.63% as of March 31, 2004), $525 million in fixed rate notes due in 2011 with an interest rate of 7.25%, and $500 million in fixed rate notes due in 2014 with an interest rate of 7.50%;

  •
  Also in February 2004, QSC paid off in full the outstanding balance of $750 million and terminated the QSC Credit Facility. QSC established the 2004 QSC Credit Facility, providing for $750 million of availability. If drawn, the 2004 QSC Credit Facility bears interest, at our election, at adjusted LIBOR or a base rate, in each case plus an applicable margin. The margin varies based on the credit ratings of the debt issued under the facility, and is currently 3.0% for LIBOR based borrowings and 2.0% for base rate borrowings;

  •
  On February 26, 2004, we completed a cash tender offer for the purchase of $921 million aggregate principal face amount of Qwest Capital Funding's ("QCF") 5.875% notes due in August 2004 with $939 million in cash. A loss of $19 million was recorded for the early retirement of debt, which is included in our March 31, 2004 results; and

  •
  On March 15, 2004, Qwest Corporation notified the trustee of various series of its notes and debentures of its intention to redeem all $100 million outstanding principal amount of its 5.65% notes due November 1, 2004 and all $40.8 million outstanding principal amount of its 39-year 5.5% debentures due June 1, 2005. The redemption date for each of these series of notes was May 1, 2004, at which time they funded the trustee with the $140.8 million redemption amount and all related interest ceased to accrue.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken or if we become subject to significant judgments and/or settlements as further discussed in Note 9—Commitments and Contingencies in Item 1 of this report. Furthermore, in the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 9—Commitments and Contingencies in Item 1 of this report.

  Letters of Credit

        At March 31, 2004, we had outstanding letters of credit of approximately $53 million.

  Contingencies

        We are a defendant in a number of legal actions and the subject of a number of investigations by federal and state agencies. While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. For a description of these legal matters and the potential impact on our liquidity, please see Note 9—Commitments and Contingencies in Item 1 of this report and the "Near-Term View" and the "Long-Term View" above.

Historical View

  Operating Activities

        We generated cash from operating activities of $560 million and $789 million for the three months ended March 31, 2004 and 2003, respectively, or a decrease of $229 million. For the three months ended March 31, 2004, the decrease in cash provided by continuing operating activities compared to 2003 resulted in part from a decrease in income from continuing operations of $94 million after adjusting for non-cash items including depreciation, amortization and the cumulative effect of a change in an accounting principle. The decrease in income from continuing operations was primarily due to the continued trend of decreasing revenues. The 4% decrease for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 follows the 7% average annual decrease in revenue over the last two years. As in prior periods, we can attribute the current declines to intense competition and a general downturn in the telecommunications industry, as evidenced by access line losses and pricing declines. The balance of the decrease in cash provided by operations for the three months ended March 31, 2004 results from increased cash outlays for operating expenditures.

  Investing Activities

        Cash used in investing activities was $457 million and $427 million for the three months ended March 31, 2004 and 2003, respectively. Cash used in investing activities for the three months ended March 31, 2004 increased $30 million compared to the same period ended 2003 primarily as a result of a $26 million increase in capital expenditures in 2004. Although our capital spending remains historically low due to the drop in wireline demand, we are beginning to selectively spend capital in markets with growth potential. The 6% increase in capital expenditures was primarily driven by our decision to increase our DSL capacity to meet our customers growing demand for broadband Internet access. We also have investments of $199 million in publicly-traded debt securities.

  Financing Activities

        Cash provided by financing activities was $21 million for the three months ended March 31, 2004 as compared to a $178 million use of cash for the same period ended 2003. For the three months ended March 31, 2004, we received $1.765 billion in proceeds from new long-term borrowings and repaid $1.686 billion in borrowings, as described in our Near-Term View above. We also exchanged $43 million face amount in QCF notes for approximately 9 million shares of our common stock with an aggregate value of $37 million and recorded a $6 million gain on the debt extinguishment. At March 31, 2004 we were in compliance with all provisions or covenants of our borrowings. See Note 2—Borrowings to our condensed consolidated financial statements in Item 1 of this report for a discussion of our exchange transactions and for additional information regarding the covenants of our existing debt instruments.

  Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may also employ financial derivatives to hedge foreign currency exposures associated with particular debt. We do not currently have any outstanding derivatives.

        Approximately $2.0 billion of floating-rate debt was exposed to changes in interest rates as of both March 31, 2004 and December 31, 2003. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR and commercial paper rates would increase annual pre-tax interest expense by $20 million. As of March 31, 2004 and December 31, 2003, we also had $900 million and $1.8 billion of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $14.5 billion and $13.5 billion of long-term fixed rate debt as of March 31, 2004 and December 31, 2003, respectively. A 100 basis point increase in interest rates would result in a decrease in the fair value of these instruments of $800 million and $900 million as of March 31, 2004 and December 31, 2003, respectively. A 100 basis point decrease in interest rates would result in an increase in the fair value of these instruments of $900 million and $1.0 billion as of March 31, 2004 and December 31, 2003, respectively.

        As of March 31, 2004, we had $1.88 billion of cash invested primarily in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change so will the interest income derived from these accounts.

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

        We have also begun to experience and expect further increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with lower profit margin product offerings and pricing schemes in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

        The telecommunications industry is experiencing significant technological changes, and our ability to execute on our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, wireless services, video services and voice over Internet protocol services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

Risks Relating to Legal and Regulatory Matters

        Any adverse outcome of investigations currently being conducted by the SEC and the U.S. Attorney's Office or the assessment being undertaken by the General Services Administration ("GSA") could have a material adverse impact on us, on the trading price for our debt and equity securities, and on our ability to access the capital markets.

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

        While we are continuing in our efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, we cannot predict the outcome of those investigations. We have engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of us. While our most recent discussions and further analysis have led us to conclude that a reserve should be provided for this matter and our securities actions (see Note 9—Commitments and Contingencies in Item 1 of this report), such discussions are preliminary and we cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, we would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be materially in excess of our recorded reserve, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

        In addition, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our June 30, 2000 acquisition of U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with generally accepted accounting principles in the United States of America ("GAAP"). At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        Several lawsuits have been filed against us, as well as certain of our past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. For a description of these legal actions, please see Note 9—Commitments and Contingencies in Item 1 of this report.

        The consolidated securities action, the consolidated ERISA action, the CalSTRS, New Jersey, SURSI, SPA, SHC and TRSL actions described in Note 9—Commitments and Contingencies in Item 1 of this report present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. The size, scope and nature of the recent restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these matters, and we can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of these matters. We recently concluded that a reserve should be provided. Accordingly, we have recorded a reserve in our condensed consolidated financial statements for the estimated minimum liability associated with certain of these matters. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided.

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. We have not yet conducted discovery on damages and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these matters in excess of our recorded reserves could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        A criminal trial of former Qwest executives occurred in the first and second quarters of 2004. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our securities to decline.

        Also, our 2002 Form 10-K was filed in October of 2003 and contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. These restatements involved, among other matters, revenue recognition issues related to optical capacity asset transactions, equipment sales, directory publishing and purchase accounting and resulted in, among other things, an aggregate reduction in revenue of approximately $2.5 billion. We cannot assure you that the information in our 2002 Form 10-K, our annual report for the year ended December 31, 2003 or in this quarterly report will not be subject to change upon receipt of any comments from the SEC relevant to these filings, and any such changes could be material. In addition, we cannot assure you that we will not have to further restate earnings for prior periods as a result of any formal actions or the SEC's review of our filings. Any such restatement could further impact our ability to access the capital markets and the trading price of our securities.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by public utilities commissions and other state agencies. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time.

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

        We are highly leveraged. As of March 31, 2004, our consolidated debt was approximately $17.5 billion. A considerable amount of our debt obligations come due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken or if we become subject to significant judgments and/or settlements as further discussed in Note 9—Commitments and Contingencies in Item 1 of this report and in "Liquidity and Capital Resources" above. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 9—Commitments and Contingencies in Item 1 of this report.

        If we fail to repay in excess of $100 million of our indebtedness when due, or fail to comply with the financial maintenance covenants contained in the 2004 QSC Credit Facility, if and when drawn, the applicable creditors or their representatives could declare the entire amount owed under the 2004 QSC Credit Facility immediately due and payable. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. As we will need to maintain the quality of our products and services in the future, we may be unable to further significantly reduce our capital requirements or operating expenses, even if revenues are decreasing. Such non-discretionary capital outlays and operating expenses may lessen our ability to compete with other providers who face less significant spending requirements.

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

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2003 Form 10-K, describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our condensed consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our condensed consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service ("IRS"), as well as from state and local tax authorities. These audits could subject us to risk due to adverse positions that may be taken by these tax authorities.

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

        Because prior to 1999 Qwest was a member of an affiliated group filing a consolidated U.S. federal income tax return, we could be severally liable for tax examinations and adjustments not directly applicable to current members of the Qwest affiliated group. Tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities, if any, arising from adjustments to tax liability would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not provided for the liability of former affiliated members in our condensed consolidated financial statements.

        As a result of the recent restatement of our financial results for 2000 and 2001, previously filed returns and reports may be required by legal, regulatory, or administrative provisions to be amended to reflect the tax related impacts, if any, of such restatements. Where legal, regulatory or administrative rules would require or allow us to amend our previous tax filings, we intend to comply with our obligations under applicable law. To the extent that tax authorities do not accept the tax consequences of restatement entries, liabilities for taxes could differ materially from what has been recorded in our condensed consolidated financial statements.

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

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003 we reached agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers on new two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no significant changes during the quarterly period covered by this report in our internal controls or in other factors that could significantly affect internal controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 9—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended March 31, 2004, we issued approximately 9 million shares of our common stock out of treasury that were not registered under the Securities Act of 1933, as amended, in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for approximately $43 million in face amount of debt issued QCF, a wholly owned subsidiary and guaranteed by Qwest. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.98 per share to $4.35 per share. No underwriters or underwriting discounts or commissions were involved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits filed for Qwest through the filing of this Form 10-Q:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999, between U S WEST, Inc. and Qwest (incorporated by reference to Qwest's Form S-4/A filed on August 13, 1999, File No. 333-81149).
(3.1)	Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).
(3.2)	Amended and Restated Bylaws of Qwest, adopted as of July 1, 2002 (incorporated by reference to Qwest's Form 10-K for the year ended December 31, 2002, File No. 001-15577).
(4.1)
Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto)(incorporated by reference to exhibit 4.1 of Qwest's Form S-4 as declared effective on January 5, 1998, File No. 333-42847).
(4.2)
Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Form 10-K for the year ended December 31, 1997, File No. 000-22609).
(4.3)
Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).
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
(4.7)
Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).
(4.8)
First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest, and Bank One Trust Company, as Trustee (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).
(4.9)
First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.10)
First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.11)
First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.12)
Indenture, dated as of December 26, 2002, between Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).
(4.13)
First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.14)
First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).

(4.15)
Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.16)
Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.17)
Indenture, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.1)	Equity Incentive Plan, as amended (incorporated by reference to Qwest's 2000 Proxy Statement for the Annual Meeting of Stockholders, File No. 001-15577).*
(10.2)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2003 Proxy Statement for the Annual Meeting of Stockholders, File No. 001-15577).*
(10.3)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.4)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*
(10.5)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*
(10.6)	Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).*
(10.7)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest's Form S-8 filed on January 15, 2004, File No. 333-11923).*
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
(10.10)
Securities Purchase Agreement, dated January 16, 2001, with BellSouth Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).
(10.11)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.12)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).
(10.13)
Purchase Agreement, dated July 3, 2000, among Qwest, Qwest Capital Funding, Inc. and Salomon Smith Barney Inc. (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).
(10.14)
Purchase Agreement, dated August 16, 2000, among Qwest, Qwest Capital Funding, Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-15577).
(10.15)
Purchase Agreement, dated February 7, 2001, among Qwest, Qwest Capital Funding, Inc., Banc of America Securities LLC and Chase Securities Inc. as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).
(10.16)
Purchase Agreement, dated July 25, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 001-15577).
(10.17)
Registration Rights Agreement, dated July 30, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 001-15577).
(10.18)
Registration Rights Agreement, dated as of December 26, 2002, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K, dated January 10, 2003, File No. 001-15577).
(10.19)
Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 001-15577).
(10.20)
Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 001-15577).
(10.21)
Term Loan Agreement, dated as of June 9, 2003, by and among Qwest Corporation, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 001-15577).
(10.22)
Purchase Agreement, dated January 30, 2004, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).

(10.23)
Security and Pledge Agreement, dated as of February 5, 2004, between Qwest Services Corporation and BNY Asset Solutions LLC, as Collateral Agent (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333- ).
(10.24)
Registration Rights Agreement, dated February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.25)
Credit Agreement, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, the Lenders listed therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.26)
Employment Agreement, dated May 14, 2003, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest's Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.27)
Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-15577).
(10.28)
Employment Agreement, dated May 14, 2003, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.29)
Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.30)
Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.31)
Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.32)
Letter Agreement, dated April 19, 2001, by and between Qwest and Annette M. Jacobs (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.33)
Severance Agreement and General Release, dated September 17, 2003, by and between Qwest and Annette M. Jacobs (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.34)
Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.35)
Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.36)
Employment Agreement, dated May 14, 2003, by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).*
(10.37)	Letter Agreement, dated March 27, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).*
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Quarterly Operating Revenue.
99.2	Quarterly Condensed Consolidated Statement of Operations.

(
)     Previously filed.

*
Executive Compensation Plans and Arrangements.

(b)
Reports on Form 8-K:

        We filed the following reports on Form 8-K during the first quarter of 2004:

  1.
  On January 15, 2004, we filed a report on Form 8-K that included as an exhibit a consent of KPMG LLP dated January 9, 2004.

  2.
  On January 28, 2004, we filed a report on Form 8-K disclosing, in anticipation of potentially accessing the debt capital markets, certain 2003 outlook information.

  3.
  On February 3, 2004, we filed a report on Form 8-K disclosing that (a) on January 29, 2004, we announced that we were offering an expected $1.75 billion aggregate principal amount of senior debt securities in a private placement to be conducted pursuant to Rule 144A under the Securities Act of 1933, as amended and (b) on January 30, 2004, we announced that we had priced such offering and that the offering has been increased to $1.775 billion aggregate principal amount of senior debt securities.

  4.
  On February 19, 2004, we filed a report on Form 8-K announcing our financial results for the fourth quarter and full year of 2003. Included as exhibits to the Form 8-K were the following financial statements: condensed consolidated statements of operations for the three and 12 months ended December 31, 2003 and 2002; condensed consolidated balance sheets as of December 31, 2003 and 2002; condensed consolidated statements of cash flows and reconciliation of non-GAAP financial measures for the 12 months ended December 31, 2003 and 2002; certain selected consolidated financial data; and revised operating revenue—quarterly data for 2003 and 2002.

  5.
  On February 19, 2004, we filed a report on Form 8-K announcing that our board of directors approved the appointments, effective April 1, 2004, of Charles L. Biggs and K. Dane Brooksher to our board of directors.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QWEST COMMUNICATIONS INTERNATIONAL INC.
By:	/s/ JOHN W. RICHARDSON
John W. Richardson Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

May 4, 2004