Form 10-Q
period 2004-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-08-03
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        At July 31, 2004, 1,815,083,069 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

Glossary of Terms

        Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms referred to in our document.

  •
  Access Lines. Telephone lines reaching from the customer's premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our consumer, wholesale and business access lines, including those used by us and our affiliates.

  •
  Asynchronous Transfer Mode (ATM). A broadband, network transport service that provides a fast, efficient way to move large quantities of information.

  •
  Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice services in our local service area.

  •
  Customer Premises Equipment (CPE). Telecommunications equipment sold to a customer, usually in connection with our providing telecommunications services to that customer.

  •
  Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 2.4 gigabits per second.

  •
  Digital Subscriber Line (DSL). A technology for providing high-speed data communications over telephone lines.

  •
  Frame Relay. A switching technology that allows data to travel in individual packets of variable length.

  •
  Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as Qwest Corporation, that, prior to the Telecommunications Act of 1996, had exclusive right and responsibility for providing local telecommunications services in its local service area.

  •
  Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

  •
  InterLATA long-distance services. Telecommunications services that cross LATA boundaries and "800" services.

  •
  Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

  •
  Internet Protocol (IP). A protocol for transferring information across the Internet in packets of data.

  •
  Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

  •
  IntraLATA long-distance services. These services include calls that terminate outside a caller's local calling area but within their LATA and wide area telecommunications service or "800" services for customers with highly concentrated demand.

  •
  Local Access Transport Area (LATA). A geographical area in which telecommunications providers may offer services. There are 163 LATAs in the United States and 27 in our local service area.

  •
  Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas make up a LATA.

  •
  Private Lines. Direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

  •
  Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone and a dial tone.

  •
  Unbundled Network Elements (UNEs) Platform (UNE-P). Discrete elements of our network that are sold or leased to competitive telecommunications providers.

  •
  Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

  •
  Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice capability originating in the Internet protocol over a broadband connection.

  •
  Web Hosting. The providing of space, power and bandwidth in data centers for hosting of customers' Internet equipment.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues	$3,442	$3,596	$6,924	$7,220
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	1,487	1,475	2,940	2,950
Selling, general and administrative	1,357	1,138	2,498	2,307
Depreciation	661	677	1,315	1,353
Other intangible assets amortization	124	112	247	220
Impairment charges	43	—	43	—
Restructuring and other charges	127	17	142	30

Operating (loss) income	(357)	177	(261)	360

Other expense (income):
Interest expense—net	394	444	790	884
Other income—net	(111)	(63)	(98)	(124)

Total other expense—net	283	381	692	760

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(640)	(204)	(953)	(400)
Income tax (expense) benefit	(136)	79	(133)	155

Loss from continuing operations	(776)	(125)	(1,086)	(245)
Discontinued operations:
Income from discontinued operations, net of taxes of $0, $34, $0 and $76, respectively	—	61	—	127

Loss before cumulative effect of change in accounting principle	(776)	(64)	(1,086)	(118)
Cumulative effect of change in accounting principle, net of taxes of $0, $0, $0 and $131, respectively	—	—	—	206

Net (loss) income	$(776)	$(64)	$(1,086)	$88

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.43)	$(0.07)	$(0.61)	$(0.14)
Discontinued operations	—	0.03	—	0.07

Loss before cumulative effect of changes in accounting principles	(0.43)	(0.04)	(0.61)	(0.07)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.12

Basic and diluted (loss) income per share	$(0.43)	$(0.04)	$(0.61)	$0.05

Basic and diluted weighted average shares outstanding	1,801,302	1,733,922	1,787,284	1,720,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS)

(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,451	$1,756
Accounts receivable—net	1,742	1,962
Assets held for sale	179	—
Prepaid and other assets	714	825

Total current assets	4,086	4,543
Property, plant and equipment—net	17,495	18,149
Other intangible assets—net	1,346	1,549
Other assets	2,179	2,102

Total assets	$25,106	$26,343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$836	$1,869
Accounts payable	719	810
Accrued expenses and other current liabilities	2,361	2,275
Deferred revenue and advanced billings	725	721

Total current liabilities	4,641	5,675
Long-term borrowings (net of unamortized debt discount of $40, and $3, respectively)	16,407	15,639
Post-retirement and other post-employment benefit obligations	3,385	3,325
Deferred revenue	565	762
Other long-term liabilities	2,017	1,958

Total liabilities	27,015	27,359
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,815,954 and 1,770,223 shares issued, respectively	18	18
Additional paid-in capital	43,106	42,925
Treasury stock—1,108 and 327 shares, respectively	(20)	(15)
Accumulated deficit	(45,013)	(43,927)
Accumulated other comprehensive loss	—	(17)

Total stockholders' deficit	(1,909)	(1,016)

Total liabilities and stockholders' deficit	$25,106	$26,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS) (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net (loss) income	$(1,086)	$88
Adjustments to net (loss) income:
Income from discontinued operations, net of tax	—	(127)
Depreciation and amortization	1,562	1,573
Loss on sale of investments and investment write-downs, net	—	9
Provision for bad debts	106	172
Impairment charges	43	—
Cumulative effect of change in accounting principle	—	(206)
Deferred income taxes	3	(139)
Gain on early retirement of debt	(6)	(29)
Other non-cash charges	81	98
Changes in operating assets and liabilities:
Accounts receivable	188	124
Prepaid and other current assets	15	9
Accounts payable and accrued expenses	1	(100)
Deferred revenue and advanced billings	(193)	(201)
Other long-term assets and liabilities	130	(44)

Cash provided by operating activities	844	1,227

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(941)	(934)
Proceeds from sale of debt securities	106	—
Purchase of debt securities	(172)	—
Other	10	(13)

Cash used for investing activities	(997)	(947)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,766	1,729
Repayments of long-term borrowings	(1,862)	(1,675)
Debt issuance costs	(41)	(42)
Other	(15)	—

Cash (used for) provided by financing activities	(152)	12

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash	(305)	292
Net cash generated by discontinued operations	—	216
Beginning balance	1,756	2,253

Ending balance	$1,451	$2,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2004

(UNAUDITED)

        Unless the context requires otherwise, references in this report to "Qwest," the "Company," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

Note 1: Basis of Presentation

        These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

        In the third quarter of 2002, we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in seven of the 14 states in which we offered these services. In September 2003, we completed the sale of the directory publishing business in the remaining states. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2003. See Note 7—Discontinued Operations.

        We made certain reclassifications to prior balances to conform to the current presentation. In addition certain receivables and liabilities netted together in our previous presentation have been presented on a gross basis. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2004 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K"). The condensed consolidated results of operations for the six month period ended June 30, 2004 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2004 are not necessarily indicative of the results or cash flows expected for the full year.

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

Compensation", our net (loss) income and basic and diluted (loss) income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions, except per share amounts)
Net (loss) income:
As reported	$(776)	$(64)	$(1,086)	$88
Add: Stock-option-based employee compensation expense included in reported net (loss) income, net of related tax effects	(2)	2	(2)	3
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(14)	(19)	(28)	(40)

Pro forma	$(792)	$(81)	$(1,116)	$51

Net (loss) income per share:
As reported—basic and diluted	$(0.43)	$(0.04)	$(0.61)	$0.05
Pro forma—basic and diluted	$(0.44)	$(0.05)	$(0.62)	$0.03

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Earnings per share

        The weighted average number of shares used for computing basic and diluted (loss) income per share for the three months ended June 30, 2004 and 2003 was 1.801 billion and 1.734 billion, respectively, and for the six months ended June 30, 2004 and 2003 was 1.787 billion and 1.720 billion, respectively. For these same periods, the effects of approximately 136 million and 129 million of outstanding stock options were excluded from the calculation of diluted (loss) income per share because the effect was anti-dilutive.

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

        Prior to the adoption of SFAS No. 143, we included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 on January 1, 2003. The net income impact for the six months ended June 30, 2003 was $206 million ($365 million less the $28 million of charges disclosed above, net of income taxes of $131 million).

        We adopted the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") in the first quarter of 2004. FIN 46R requires an evaluation of three additional criteria to determine if consolidation is required. These criteria are: 1) whether the entity is a variable interest entity; 2) whether the company holds a variable interest in the entity; and 3) whether the company is the primary beneficiary of the entity. If all three of these criteria are met, consolidation is required.

        Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us under the provisions of FIN 46R. Both relationships are with groups of entities that provide Internet port access and services to their customers. The first relationship is with special purpose entities created and wholly owned by KMC Telecom Holdings, Inc. (the "KMC Entities"). Our previously disclosed service contracts and consent agreements with the KMC Entities may be variable interests under FIN 46R. We do not currently have sufficient information about the special purpose entities to complete our analysis under FIN 46R. We have continuously requested this information, but have not received sufficient information to complete our analysis. Until further information about their financial statements and capitalization is available to us, we are unable to come to any conclusion under FIN 46R. Our maximum exposure to loss related to the KMC Entities is the total remaining amount due under our service contracts, which was approximately $300 million as of June 30, 2004. Payments made under our service contracts, which are included in cost of sales, were $145 million and $160 million, respectively, for the six months ended June 30, 2004 and 2003 and $70 million and $80 million for the three months ended June 30, 2004 and 2003, respectively

        We previously recorded a liability and charge associated with our relationship with the second entity. We do not currently have sufficient information about this entity to complete our analysis under FIN 46R. We have requested the information; however the management of this entity has stated that financial information is not readily available and has thus far not provided any of the requested information. Until further information about the entity's financial statements and capitalization is available to us, we are unable to come to any conclusion under FIN 46R. As a result of previously recording a liability and charge associated with this relationship, we believe that our exposure to loss, excluding interest accretion, has been reflected in our financial statements.

Note 2: Assets Held for Sale

Wireless assets

        As reported in 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, and we began offering these Sprint services under our brand name in early 2004. In April 2004, we committed to a plan to dispose of our PCS licenses and related wireless network assets in our local service area. As of that date, we classified those assets as held for sale and we ceased further depreciation of the wireless network assets in our local service area. These assets have a net book value of $166 million as of June 30, 2004, and are included in our wireless services segment. Had we not committed to a plan for disposal of these assets, we would have recorded additional depreciation expense of $3 million for the three and six month periods ended June 30, 2004.

        On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all our PCS licenses and related wireless network assets in our local service area. Under the terms of the agreement, Verizon Wireless is to pay us $418 million to purchase our PCS licenses, cell sites and wireless network infrastructure, site leases, and associated network equipment. The transaction is expected to be completed by year-end or early 2005. We expect to record a gain upon the closing of the sale, although the sale remains contingent on federal regulatory approval and other conditions.

Payphone assets

        In May 2004, we committed to a plan and to an agreement to sell our pay phone operations to FSH Communications, LLC. ("FSH"). FSH is buying our public access solutions assets, which it plans to use to operate its retail pay phone and inmate communications systems in our 14-state local access area. As of that date we classified these assets as held for sale. The transaction is expected to be completed during the quarter ending September 30, 2004; however, the sale remains contingent on state regulatory approval and other conditions.

        As noted in Note 3—Impairment Charges, we recorded an impairment of $19 million in the three month period ended June 30, 2004. After the impairment, these assets have a net book value of $0.

Excess network supplies held for sale

        We periodically review our network supplies against our usage requirements to identify potential excess supplies for disposal. The fair market value of the supplies is also updated periodically for current market conditions. As noted in Note 3—Impairment Charges, we recorded an impairment charge of $24 million in the three month period ended June 30, 2004. The carrying value of the remaining network supplies held for sale at June 30, 2004 totals $13 million and are included in assets held for sale on the balance sheet.

Note 3: Impairment Charges

        In conjunction with our effort to sell certain assets we determined that the carrying amounts were in excess of our expected sales price, which indicated that our investments in these assets may have been impaired at that date. In May 2004, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we compared gross undiscounted cash flow projections to the carrying value of our pay phones and network supplies held for sale and determined that the carrying value of those assets was not expected to be recovered through future projected cash flows. We then estimated the fair value using recent selling prices for comparable assets and determined that our assets relating to our pay phone business and network supplies held for sale were impaired by an aggregate amount of $19 million and $24 million, respectively.

        In accordance with SFAS No. 144, the estimated fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $119 million in accumulated depreciation was eliminated against the cost of these impaired assets in connection with the accounting for these impairments. The impact of the impairments is expected to reduce our annual depreciation and amortization expense by approximately $4 million in fiscal 2004 and approximately $8 million in subsequent fiscal years.

Note 4: Income Tax Provision

        In the three months ended June 30, 2004, we recorded income tax expense of $136 million. The income tax charge resulted primarily from a change in the expected timing of deductions related to a tax strategy, referred to as the Contested Liability Acceleration Strategy (CLAS), that we implemented in a prior year. The change in expected timing of deductions caused an increase in our net operating loss carry-forwards generated in 2001 to 2004. Because we are not currently forecasting taxable income sufficient to realize the benefits of this increase we recorded an increase in our valuation allowance on deferred tax assets as provided for in SFAS No. 109, "Accounting for Income Taxes." The Company intends to vigorously defend its position on this and other tax matters.

Note 5: Borrowings

        Our borrowings, net of discounts and premiums, consisted of the following for the dates indicated:

	June 30,	December 31,
	2004	2003
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$812	$1,834
Current portion of capital lease obligations and other	24	35

Total current borrowings	$836	$1,869

Long-term borrowings:
Long-term notes	$16,354	$15,576
Long-term capital lease obligations and other	53	63

Total long-term borrowings	$16,407	$15,639

        On February 5, 2004, Qwest issued a total of $1.775 billion of senior notes which consisted of $750 million in floating rate notes due in 2009 with interest at London interbank offered rates ("LIBOR") plus 3.50% (4.75% as of June 30, 2004), $525 million fixed rate notes due in 2011 with an interest rate of 7.25%, and $500 million fixed rate notes due in 2014 with an interest rate of 7.50% (the "2009, 2011 and 2014 Qwest Notes"). These notes are guaranteed by Qwest Capital Funding, Inc. ("QCF") and Qwest Services Corporation ("QSC"). The guarantee by QCF is on a senior unsecured basis and the guarantee by QSC is on a senior subordinated secured basis. The QSC guarantee is secured by a lien on the stock of Qwest Corporation ("QC"). This collateral also secures other obligations of QSC, but the lien securing the QSC guarantee is (1) junior to the lien securing senior debt secured by the collateral, including the 2004 QSC Credit Facility, described below, and (2) senior to the lien securing the 13.0% QSC notes due in 2007, the 13.5% QSC notes due in 2010 and the 14% QSC notes due in 2014 (the "2007, 2010 and 2014 QSC Notes"), and certain other obligations. Upon the release of the liens securing the 2007, 2010 and 2014 QSC Notes and certain other obligations, subject to certain conditions, this collateral will be released and the subordinated provisions will terminate such that the 2009, 2011 and 2014 Qwest Notes will be guaranteed on a senior unsecured basis by QSC. The covenant and default terms of these notes include but are not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and loans and other payment restrictions; (iv) limitations on asset sales or transfers; (v) limitations on transactions with affiliates; (vi) limitations on liens; (vii) limitations on mergers and consolidation and (viii) limitations on business activities. If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing the notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million.

        The net proceeds from the notes were used for general corporate purposes, including repayment of indebtedness. Concurrent with the issuance of the notes, QSC paid off in full the outstanding balance of $750 million, terminated the QSC Credit Facility and established a new three-year $750 million revolving credit facility, (the "2004 QSC Credit Facility"), which is subject to restrictions on use of proceeds, as described below. If drawn, the 2004 QSC Credit Facility would, at our election, bear interest at a rate of adjusted LIBOR or a base rate, in each case plus an applicable margin. Such margin varies based upon the credit ratings of the facility and is currently 2.5% for LIBOR based borrowings and 1.5% for base rate borrowings. The 2004 QSC Credit Facility is guaranteed by Qwest Communications International Inc. We have not borrowed any amounts on the 2004 QSC Credit Facility.

        The 2004 QSC Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-Consolidated EBITDA ratio (Consolidated EBITDA as defined in the 2004 QSC Credit Facility is a measure of EBITDA that starts with our net income (loss) and adjusts for taxes, interest and non-cash and certain non-recurring items) of not more than 6.0 to 1.0 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-Consolidated EBITDA ratio of not more than 2.5-to-1.0. These financial covenants will be suspended while the 2004 QSC Credit Facility remains undrawn. The 2004 QSC Credit Facility contains certain other covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on using any proceeds to pay settlements or judgments relating to investigations and securities actions discussed in Note 12—Commitments and contingencies; (iv) limitations on dividends and other payment restrictions; (v) limitations on mergers, consolidations and asset sales; (vi) limitations on investments; and (vii) limitations on liens. We must pay off any borrowings under the 2004 QSC Credit Facility upon certain changes of control. The 2004 QSC Credit Facility also contains provisions for cross acceleration and cross payment default relating to any other of our debt obligations and the debt obligations of our subsidiaries in the aggregate in excess of $100 million. The 2004 QSC Credit Facility is secured by a senior lien on the stock of QC.

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

        On May 1, 2004, we redeemed all of the $100 million outstanding principal on our 5.65% notes due November 1, 2004 and all of the $41 million outstanding principal amount on our 39-year 5.5% debentures due June 1, 2005 at par and all related interest ceased to accrue.

        During the three and six months ended June 30, 2004, we exchanged $126 million and $169 million of existing QCF notes plus $2.6 million and $3.1 million of accrued interest, respectively, for approximately 28 million and 37 million shares of our common stock with an aggregate value of $107 million and $144 million, respectively. The effective share price for the exchange transactions ranged from $4.01 per share to $5.32 per shares. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.60 per share to $4.39 per share. As a result, we recorded gains of $19 million and $25 million on debt extinguishments during the three and six month periods ended June 30, 2004, respectively. These gains are included in other expense (income)—net in our condensed consolidated statement of operations.

        We entered into an interest rate swap agreement relating to $250 million of our debt in the second quarter, to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The effective floating interest rate on the swap agreement was LIBOR plus 2.54%. The interest rate swap agreement was designated as a fair-value hedge, which effectively converts a portion of our fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. We have determined that there is no ineffectiveness in regard to this swap agreement. The impact on interest expense from this transaction in the second quarter was minimal; however, we may enter into further such agreements in the future.

Note 6: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of June 30, 2004 and December 31, 2003, the amounts included as current liabilities are $231 million and $147 million and the long-term portions are $347 million and $377 million, respectively. Charges to earnings for severance benefits have been recognized in accordance with provisions of SFAS No. 112, "Employer's Accounting for Post employment Benefits" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and consisted primarily of cash severance, medical benefits, outplacement, payroll taxes and other benefits pursuant to established severance policies. Costs to exit leased operating facilities have been charged to earnings in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities,".

2004 Restructuring

        An analysis of activity associated with new and existing restructuring reserves for the six months ended June 30, 2004 is as follows:

	2004 Restructuring Plan	2003 Restructuring Plan	2002 and Prior Restructuring Plans	Totals
	(Dollars in millions)
Balance, December 31, 2003	$—	$117	$407	$524
Provisions	149	3	—	152
Utilizations	(19)	(41)	(28)	(88)
Reversals	—	(7)	(3)	(10)

Balance June 30, 2004	$130	$72	$376	$578

        During the six months ended June 30, 2004, we identified specific employee reductions in various functional areas to balance our workload with business demands. As a result we established a severance reserve and recorded a charge to our condensed consolidated statement of operations of $149 million to cover the costs for severance benefits pursuant to established severance policies. Severance payments generally extend from two to 12 months. Through June 30, 2004, approximately 1,550 of the 3,300 planned employee reductions had been completed. The remaining reductions are expected to occur over the next twelve months. Through June 30, 2004 we had utilized $19 million of the 2004 restructuring reserves for severance payments.

        As of June 30, 2004, 2,200 of the 2,300 planned employee reductions under the 2003-restructuring plan had been completed and an additional $38 million of the restructuring reserve had been used for severance payments during the six months ended June 30, 2004. Also, as a part of the 2003 and prior restructuring plans, we permanently abandoned a number of operating and administrative facilities. For the six months ended June 30, 2004, we utilized $3 million primarily for amounts due under the leases and reversed $4 million related to favorable developments in terminating remaining lease obligations for one of our abandoned web hosting centers. Additionally we reversed $3 million of our established reserve for employee placement. We expect the balance of the reserve to be utilized to pay remaining severance and remaining lease payments.

        In prior periods, as part of the 2002 and prior restructuring plans, we permanently abandoned 104 leased facilities and recorded a charge to restructuring and other charges in our condensed consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases (up to five years), net of estimated sublease rentals, and estimated costs to terminate the leases. Also, in 2001 we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified ten web-hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. Certain of these leases are for terms of up to 20 years. For the six months ended June 30, 2004, we utilized $28 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases or sooner if market conditions enable transactions to exit the remaining lease obligations.

Note 7: Discontinued Operations

        The following table presents the summarized results of operations for the three and six months ended June 30, 2003 related to our discontinued operations. These results primarily relate to our directory publishing business. Since the sale of our directory publishing business was completed in September 2003, there were no discontinued operations for the three and six months ended June 30, 2004.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Dollars in millions)
Revenue	$234	$471
Costs and expenses:
Cost of sales	72	151
Selling, general and administrative	32	52

Income from operations	130	268
Other expense	35	65

Income before income taxes	95	203
Income tax provision	34	76

Income from discontinued operations	$61	$127

Note 8: Pension Plan Benefits

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

        The components of the net pension credit, non-qualified pension benefit cost and post-retirement benefit cost are as follows:

	Pension Cost (Credit) Three Months Ended June 30,		Non-Qualified Pension Cost Three Months Ended June 30,		Post-retirement Benefit Cost Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003
	(Dollars in Millions)
Service Cost	$34	$42	$1	$1	$5	$6
Interest Cost	144	147	1	1	92	96
Expected return on plan assets	(194)	(210)	—	—	(33)	(34)
Amortization of transition asset	(16)	(18)	1	1	—	—
Amortization of prior service cost	(2)	—	—	—	(6)	(5)
Recognized net actuarial (gain) loss	4	—	—	—	23	29

Net (credit) expense included in current earnings (loss)	$(30)	$(39)	$3	$3	$81	$92

	Pension Cost (Credit) Six Months Ended June 30,		Non-Qualified Pension Cost Six Months Ended June 30,		Post-retirement Benefit Cost Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003
	(Dollars in Millions)
Service Cost	$82	$84	$2	$4	$10	$12
Interest Cost	284	294	2	2	184	192
Expected return on plan assets	(387)	(420)	—	—	(66)	(68)
Amortization of transition asset	(32)	(36)	1	1	—	—
Amortization of prior service cost	(3)	—	—	—	(12)	(10)
Recognized net actuarial (gain) loss	4	—	—	—	46	58

Net (credit) expense included in current earnings (loss)	$(52)	$(78)	$5	$7	$162	$184

        The net pension expense is allocated between cost of sales and selling, general and administrative expense in the consolidated statements of operations. The measurement date used to determine pension and other post-retirement benefit measures for the pension plan and the post-retirement benefit plan is December 31.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position Nos. 106-1 and 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", we elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost until adoption of the final authoritative guidance on accounting for the Act is required in the third quarter of 2004. When adopted, the accounting guidance could require us to change previously reported information.

Note 9: Segment Information

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

        The CODM of a business represents the highest level of management who is responsible for the overall allocation of resources within the business and assessment of the performance of the business. Our CODM is our Chief Executive Officer. Set forth below is revenue and operating expense information for the three and six months ended June 30, 2004 and 2003 for our three operating segments at June 30, 2004: wireline services, wireless services and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Until September 2003, we also operated a fourth segment, our directory publishing business, which as described in Note 7—Discontinued Operations, has been classified as discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2003 and accordingly is not presented in our segment results below.

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

        Our wireline services segment includes revenues from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services, switching services, custom calling features, collocation services, operator services, enhanced voice services and revenues from the sales of CPE), long-distance voice services (such as IntraLATA and InterLATA long-distance services) and access services revenues (which are revenues generated principally from charges to other long-distance providers to connect to our network).

        Data and Internet services include data services (such as traditional private lines, wholesale private lines, frame relay, integrated services digital network, asynchronous transfer mode and related CPE) and Internet services (such as digital subscriber line, dedicated Internet access, virtual private network, Internet dial access, web hosting, professional services and related CPE). Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC. We offer wireless services to residential and business customers, providing them with pricing and features designed to make it attractive to add wireless service to their other Qwest services. These services are provided through an agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. For more information regarding our agreement to sell our existing wireless assets see Note 2—Assets Held for Sale.

        Our other services segment consists of revenues and expenses from other operations and centrally managed departments. Other services revenue is predominately derived from subleases of some of our real estate assets, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for indirect services such as finance, information technology, legal, marketing services and human resources.

        Information for all periods has been conformed to our June 30, 2004 presentation, as described above. Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenues shown below for each segment are derived from transactions with external customers. We do not separately track the total assets of our wireline or other services segments. As such, total asset information for the three segments shown below is not presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions)
Operating revenues:
Wireline services	$3,306	$3,435	$6,647	$6,896
Wireless services	128	153	255	305
Other services	8	8	22	19

Total operating revenues	$3,442	$3,596	$6,924	$7,220

Operating expenses:
Wireline services	$1,712	1,831	$3,539	3,693
Wireless services	105	87	183	186
Other services	1,027	695	1,716	1,378

Total segment expenses	$2,844	$2,613	$5,438	$5,257

Segment income (loss):
Wireline services	$1,594	$1,604	$3,108	$3,203
Wireless services	23	66	72	119
Other services	(1,019)	(687)	(1,694)	(1,359)

Total segment income	$598	$983	$1,486	$1,963

Capital expenditures:
Wireline	$386	$389	$763	$722
Wireless	1	—	1	11
Other	101	150	180	235

Total capital expenditures	488	539	944	968
Non-cash investing activities	(2)	(34)	(3)	(34)

Total cash capital expenditures	$486	$505	$941	$934

        The following table reconciles segment income to net income (loss) for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions)
Segment income	$598	$983	$1,486	$1,963
Depreciation	(661)	(677)	(1,315)	(1,353)
Other intangible assets amortization	(124)	(112)	(247)	(220)
Impairment charges	(43)	—	(43)	—
Restructuring and other charges	(127)	(17)	(142)	(30)
Total other expense—net	(283)	(381)	(692)	(760)
Income tax (expense) benefit	(136)	79	(133)	155
Income from discontinued operations, net of taxes	—	61	—	127
Cumulative effect of change in accounting principle, net of taxes	—	—	—	206

Net (loss) income	$(776)	$(64)	$(1,086)	$88

        Set forth below is revenue information for the three and six months ended June 30, 2004 and 2003 for revenues derived from external customers for our products and services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions)
Operating revenues:
Local voice	$1,594	$1,781	$3,236	$3,600
Long-distance	493	467	992	914
Access	250	245	504	498

Total voice services	2,337	2,493	4,732	5,012
Data and Internet services	969	942	1,915	1,884

Total wireline segment revenues	3,306	3,435	6,647	6,896
Wireless segment revenues	128	153	255	305
Other services revenues	8	8	22	19

Total operating revenues	$3,442	$3,596	$6,924	$7,220

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

Note 10: Non-Cash Activities

        Supplemental disclosures of non-cash investing and financing activities are as follows:

	Six Months Ended
	June 30,
	2004	2003
	(Dollars in millions)
Retirement of debt, net of stock issuance	$144	$113
Assets acquired through capital leases	10	34

        During the six months ended June 30, 2004, we exchanged debt with a carrying value of $169 million that was issued by QCF for approximately 37 million shares of our common stock with a value of $144 million and recorded a $25 million gain on debt extinguishment.

        During the six months ended June 30, 2003, we exchanged debt with a carrying value of $142 million that was issued by QCF. In exchange for the debt, we issued approximately 31 million shares of our common stock with a value of $113 million and recorded a $29 million gain on early retirement of debt.

Note 11: Other Comprehensive Income (Loss)

        Other comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions)		(Dollars in millions)
Net (loss) income	$(776)	$(64)	$(1,086)	$88
Adjustments to other comprehensive income	—	(2)	17	(2)

Comprehensive (loss) income	$(776)	$(66)	$(1,069)	$86

Note 12: Commitments and Contingencies

  Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. As we have previously disclosed, we continue to engage in discussions for purposes of resolving certain of these matters. In December 2003, we recorded a reserve in our consolidated financial statements for the estimated minimum liability associated with certain of these matters. We recently increased this reserve by an additional $300 million, bringing the aggregate amount of the reserve to $500 million. We are unable at this time to provide a reasonable estimate of the upper end of the possible range of loss associated with these matters due to their preliminary and complex nature, and, as a result, the amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters.

        We believe that it is probable that a portion of the recorded reserve will be recoverable from a portion of $200 million of insurance proceeds, consisting of $143 million of cash and $57 million of irrevocable letters of credit, that were placed in a trust to cover our losses and the losses of individual insureds following our November 12, 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the investigations and securities and derivative actions described below. As discussed in Part II, Item 1 of this filing, in July 2004, we entered into an agreement with certain individual insureds with respect to how such insurance proceeds should be used and allocated.

        We continue to defend against the securities actions vigorously. However, we are currently unable to provide any estimate as to the timing of the resolution of the investigations or securities actions. Any settlement of or judgment in one or more of these matters in excess of our recorded reserves could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

Investigations

        On April 3, 2002, the Securities and Exchange Commission, or SEC, issued an order of investigation that made formal an informal investigation of Qwest initiated on March 8, 2002. We are continuing in our efforts to cooperate fully with the SEC in its investigation. The investigation includes, without limitation, inquiry into several specifically identified Qwest accounting practices and transactions and related disclosures that are the subject of the various adjustments and restatements described in our 2002 Form 10-K. The investigation also includes inquiry into disclosure and other issues related to transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our acquisition of U S WEST, Inc., or the Merger. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. At the date of this filing, no action has been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, on June 17, 2004, in connection with an informal investigation, we received a letter from the SEC requesting certain information concerning the methodologies used to calculate our number of customers, subscribers and access lines. We believe that similar requests have been made to various other companies in the telecommunications sector. We are cooperating with the SEC in this matter. On July 23, 2004, we received from the Federal Communications Commission, or FCC, a letter stating that the request by the SEC has raised concerns about the accuracy of certain information periodically submitted to the FCC by us. The FCC has requested that we review information we submitted to it for 2003 and affirm its accuracy or file appropriate revisions of these submissions. We believe that similar requests from the FCC have also been made to other telecommunications companies.

        Also, as the General Services Administration, or GSA, previously announced in July 2002, it is conducting a review of all contracts with Qwest for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether Qwest and its subsidiaries should be considered for debarment. We have been informed that the basis for the referral was the February 2003 indictment against four former Qwest employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. We are cooperating fully with the GSA and believe that Qwest and its subsidiaries will remain suppliers of the government; however, if we are not allowed to be a supplier to the government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 1% and 2% of our consolidated annual revenues.

Securities Actions and Derivative Actions

        Since July 27, 2001,13 putative class action complaints have been filed in federal district court in Colorado against Qwest alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, which we refer to herein as the "consolidated securities action."

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint, or the Fourth Consolidated Complaint, which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order and ordered that discovery, which previously had been stayed during the pendency of the motions to dismiss, proceed regarding the surviving claims. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Action Complaint, or the Fifth Consolidated Complaint. The Fifth Consolidated Complaint attempts to expand the putative class period previously alleged in the Fourth Consolidated Complaint, seeks to restore the claims dismissed by the court, including claims against certain individual defendants who were dismissed as defendants by the court's dismissal order, and to add individual defendants who were not named as defendants in plaintiffs'

previous complaints. The Fifth Consolidated Complaint also advances allegations related to a number of matters and transactions that were not pleaded in the earlier complaints. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of Qwest between May 24, 1999 and July 28, 2002, and names as defendants Qwest, Qwest's former Chairman and Chief Executive Officer, Joseph P. Nacchio, Qwest's former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of Qwest's former officers and current directors and Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period, Qwest and certain of the individual defendants made materially false statements regarding the results of Qwest's operations in violation of section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, that certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and that certain of the individual defendants sold some of their shares of Qwest's common stock in violation of section 20A of the Exchange Act. The Fifth Consolidated Complaint further alleges that Qwest and certain other defendants violated section 11 of the Securities Act of 1933, as amended, or the Securities Act, by preparing and disseminating false registration statements and prospectuses for the registration of Qwest common stock to be issued to U S WEST shareholders in connection with the merger of the two companies, and for the exchange of $3 billion of Qwest's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of Qwest's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of Qwest's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on the Company's Board of Directors, or the Board. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the purported class will seek damages in the tens of billions of dollars. On March 8, 2004, Qwest and other defendants filed motions to dismiss the Fifth Consolidated Complaint. Those motions are pending before the court.

        Since March 2002, seven putative class action suits brought under the Employee Retirement Income Security Act of 1974, as amended, were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until the present. These suits also purport to seek relief on behalf of the Plan. By court order, five of these putative class actions have been consolidated and the claims made by the plaintiff in the sixth case were subsequently included in the Second Amended and Consolidated Complaint, filed on May 21, 2003 and referred to as the "consolidated ERISA action." Qwest expects the seventh putative class action to be consolidated with the other cases since it asserts substantially the same claims. An eighth case was filed in June 2004, which, although not a putative class action, purports to seek relief on behalf of the Plan. This case contains allegations similar to those in the consolidated ERISA action, and thus Qwest also expects this case to be consolidated with that action. Defendants in the consolidated ERISA action include Qwest, several former and current directors of Qwest, certain former officers of Qwest, Qwest Asset Management, Qwest's Plan Design Committee, the Plan Investment Committee and the Plan Administrative Committee of the pre-Merger Qwest 401(k) Savings Plan. The consolidated ERISA action alleges, among other things, that the defendants breached fiduciary duties to the Plan participants and beneficiaries by allegedly excessively concentrating the Plan's assets invested in Qwest's stock, requiring certain participants in the Plan to hold the matching contributions received from Qwest in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in Qwest's stock, continuing to offer Qwest's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing Plan participants from acquiring Qwest's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of Qwest's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. Plaintiffs moved for class certification on January 15, 2003, and Qwest has opposed that motion, which is pending before the court. Defendants filed motions to dismiss the consolidated ERISA action on August 22, 2002. Those motions are also pending before the court.

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

        On December 10, 2002, the California State Teachers' Retirement System, or CalSTRS, filed suit against Qwest, certain of Qwest's former officers and certain of Qwest's current directors and several other defendants, including Arthur Andersen LLP and several investment banks, in the Superior Court of the State of California in and for the County of San Francisco. CalSTRS alleged that the defendants engaged in fraudulent conduct. CalSTRS has asserted that those actions caused it to lose in excess of $150 million invested in Qwest's equity and debt securities. The complaint alleges, among other things, that defendants engaged in a scheme to falsely inflate Qwest's revenue and decrease its expenses so that Qwest would appear more successful than it actually was during the period in which CalSTRS purchased and sold Qwest securities. The complaint purported to state causes of action against Qwest for (i) violation of California Corporations Code section 25400 et seq. (securities laws); (ii) violation of California Corporations Code section 17200 et seq. (unfair competition); (iii) fraud, deceit and concealment; and (iv) breach of fiduciary duty. Among other requested relief, CalSTRS sought compensatory, special and punitive damages, restitution, pre-judgment interest and costs. Qwest and the individual defendants filed a demurrer, seeking dismissal of all claims. In response, CalSTRS voluntarily dismissed the unfair competition claim but maintained the balance of the complaint. The court denied the demurrer as to the California securities law and fraud claims, but dismissed the breach of fiduciary duty claim against Qwest with leave to amend. The court also dismissed the claims against Robert S. Woodruff and Robin R. Szeliga on jurisdictional grounds. On or about July 25, 2003, plaintiff filed a First Amended Complaint. The material allegations and the relief sought remain largely the same, but plaintiff no longer alleges claims against Mr. Woodruff and Ms. Szeliga following the court's dismissal of the claims against them. CalSTRS reasserted its claim against Qwest for breach of fiduciary duty as a claim of aiding and abetting breach of fiduciary duty. Qwest filed a second demurrer to that claim, and on November 17, 2003, the court dismissed that claim without leave to amend.

        On November 27, 2002, the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, filed a lawsuit in New Jersey Superior Court, Mercer County. On October 17, 2003, New Jersey filed an amended complaint alleging, among other things, that Qwest, certain of Qwest's former officers and certain current directors and Arthur Andersen LLP caused Qwest's stock to trade at artificially inflated prices by employing improper accounting practices, and by issuing false statements about Qwest's business, revenues and profits. As a result, New Jersey contends that it incurred hundreds of millions of dollars in losses. New Jersey's complaint purports to state causes of action against Qwest for: (i) fraud; (ii) negligent misrepresentation; and (iii) civil conspiracy. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages. On November 17, 2003, Qwest filed a motion to dismiss. That motion is pending before the court.

        On January 10, 2003, the State Universities Retirement System of Illinois, or SURSI, filed a lawsuit in the Circuit Court of Cook County, Illinois. SURSI filed suit against Qwest, certain of Qwest's former officers and certain current directors and several other defendants, including Arthur Andersen LLP and several investment banks. On October 29, 2003, SURSI filed a second amended complaint which alleges, among other things, that defendants engaged in fraudulent conduct that caused it to lose in excess of $12.5 million invested in Qwest's common stock and debt and equity securities and that defendants engaged in a scheme to falsely inflate Qwest's revenues and decrease its expenses by improper conduct related to transactions with the Arizona School Facilities Board, Genuity, Calpoint LLC, KMC Telecom Holdings, Inc., KPNQwest N.V., and Koninklijke KPN, N.V. The second amended complaint purports to state the following causes of action against Qwest: (i) violation of the Illinois Securities Act; (ii) common law fraud; (iii) common law negligent misrepresentation; and (iv) violation of section 11 of the Securities Act. SURSI seeks, among other relief, punitive and exemplary damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets, and disgorgement. On July 9, 2004, the court dismissed the action against certain individual defendants for lack of personal jurisdiction. Qwest has indicated its intention to file a motion to dismiss the second amended complaint. The court has not yet set a schedule for the briefing and resolution of such a motion.

        On February 9, 2004, Stichting Pensioenfonds ABP, or SPA, filed suit against us, certain of our current and former directors, officers, and employees, as well as several other defendants, including Arthur Andersen LLP, Citigroup Inc. and various affiliated corporations of Citigroup Inc., in the United States District Court for the District of Colorado. Qwest and certain other defendants moved to dismiss that complaint. On July 7, 2004, while those motions were pending, SPA filed an amended complaint. SPA alleges in its amended complaint that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in Qwest's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of Qwest's revenues and growth prospects. SPA alleges claims against Qwest and other defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, negligent misrepresentation, respondeat superior, and civil conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause Qwest to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than Qwest. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs.

        On March 22, 2004, Shriners Hospital for Children, or SHC, filed suit against us, certain of our former employees, and certain unidentified persons in the District Court for the City and County of Denver. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado. In July 2004, SHC filed an amended complaint in the United States District Court for the District of Colorado. The amended complaint alleges claims against Qwest and the individual defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation, similar to the claims alleged in the initial complaint, and adds new claims against all defendants based upon sections 10(b), 18(a) and 20(a) of the Exchange Act. SHC alleges compensatory damages of $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys' fees.

        On or about March 30, 2004, Teachers' Retirement System of Louisiana, or TRSL, filed suit against us, certain of our former employees, and certain unidentified persons in the District Court for the City and County of Denver. On April 16, 2004, defendants removed this case to the United States

District Court for the District of Colorado. In July 2004, TRSL filed an amended complaint in the United States District Court for the District of Colorado. The amended complaint alleges claims against Qwest and the individual defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation, similar to the claims alleged in the initial complaint, and adds new claims against all defendants based upon sections 10(b), 18(a) and 20(a) of the Exchange Act. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys' fees.

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

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation (defined below) participated in a series of mediation sessions. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation (defined below). From November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties agreed to a formal stipulation of settlement. The stipulation of settlement provided, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million of the $200 million fund from the insurance settlement with certain of our insurance carriers will be designated for the exclusive use of Qwest to pay losses and Qwest will implement a number of corporate governance changes. The stipulation of settlement also provided that the Denver District Court could enter awards of attorneys' fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.625 million in the aggregate. Certain shareholders filed objections to the proposed settlement, some of which were later withdrawn. On June 15, 2004, after a hearing at which the remaining objectors presented arguments in support of their objections, the Denver District Court approved the proposed settlement. Subsequently, the Denver District Court entered an Order and Final Judgment effective June 15, 2004, approving the proposed settlement. The effectiveness of the settlement of the Colorado Derivative Litigation is conditioned upon the dismissal with prejudice of the Delaware and Federal Derivative Litigations. The Denver District Court deferred decision regarding derivative plaintiffs' counsels' request for an award of attorneys' fees and costs.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado, or the Federal Derivative Litigation. On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of Qwest's present and former directors and certain former officers and naming Qwest as a nominal defendant. The Federal Derivative Litigation is based upon the allegations made in the consolidated securities action and alleges, among other things, that the defendants breached their fiduciary duties to Qwest by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within Qwest, and causing or permitting Qwest to commit alleged securities violations, thus (1) causing Qwest to be sued for such violations and (2) subjecting Qwest to adverse publicity, increasing its cost of raising capital and impairing earnings. On March 26, 2004, a proposed fourth amended complaint was filed in the Federal Derivative Litigation, which names additional defendants, including a former Qwest officer, Citigroup Inc. and corporations affiliated with Citigroup, Inc. The proposed fourth amended complaint contains allegations in addition to those set forth in the third amended complaint, including that certain individual defendants violated securities laws as a result of the filing of false and misleading proxy statements by Qwest from 2000 through 2003, and that the Citigroup defendants aided and abetted breaches of fiduciary duties owed to Qwest. The Federal Derivative Litigation has been consolidated with the consolidated securities action. Plaintiff seeks, among other remedies, disgorgement of alleged insider trading profits. As discussed above, the effectiveness of the settlement of the Colorado Derivative Litigation approved by the Denver District Court is conditioned in part upon the dismissal with prejudice of the Federal Derivative Litigation, and we expect the parties to the Federal Derivative Litigation will be moving to effect such dismissal shortly.

        On August 9, 2002, a purported derivative lawsuit was filed in the Court of Chancery of the State of Delaware. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. On October 30, 2002, these two alleged derivative lawsuits, or collectively, the Delaware Derivative Litigation, were consolidated. The Second Amended Complaint in the Delaware Derivative Litigation was filed on or about January 23, 2003, naming as defendants certain of Qwest's current and former officers and directors and naming Qwest as a nominal defendant. In the Second Amended Complaint, the plaintiffs allege, among other things, that the individual defendants: (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in Qwest's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within Qwest, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through Qwest's investment bankers; and (iv) improperly awarded severance payments to Qwest's former Chief Executive Officer, Mr. Nacchio, and Qwest's former Chief Financial Officer, Mr. Woodruff. The plaintiffs seek recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, disgorgement, contribution and indemnification, repayment of compensation, injunctive relief, and all costs including legal and accounting fees. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. As discussed above, the effectiveness of the settlement of the Colorado Derivative Litigation approved by the Denver District Court is conditioned in part upon the dismissal with prejudice of the Delaware Derivative Litigation, and we expect the parties to the Delaware Derivative Litigation will be moving to effect such dismissal shortly.

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

        The Minnesota Commission issued its final, written decision setting forth the penalties and credits described above on May 21, 2003. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. The appeal is pending. If affirmed on appeal, the aggregate payments required by the Minnesota Commission's decision, including fines, penalties and required discounts and credits to CLECs operating in Minnesota, would be approximately $45 million.

        Arizona, Colorado, New Mexico, Washington, Iowa and South Dakota have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. On April 29, 2004, the New Mexico Staff filed comments recommending penalties totaling $5.05 million. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado PUC submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs to resolve claims relating to potential penalties in the docket and that offers CLECs credits that could total approximately $9 million. The proceedings and investigations in New Mexico, Colorado and Washington could result in the imposition of fines and other penalties against us that could be material. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

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

  Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against Qwest and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that Qwest had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim Qwest denies. In September 2002, Qwest filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. Additionally, Qwest recently filed motions asking the court to rule on certain discrete issues of law affecting the action. The case is now in the class certification stage, which Qwest is challenging.

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

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with an investment by the plaintiff in securities of KPNQwest. Qwest is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest. On January 27, 2004, the Arizona Superior Court granted Qwest's motion to dismiss the state and federal securities law claims. On March 19, 2004, plaintiffs filed a second amended complaint asserting violations of the securities laws and other claims. Defendants have moved to dismiss this complaint.

        On October 4, 2002, a putative class action was filed in the federal district court for the Southern District of New York against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest, in which we were a major shareholder. The complaint alleges, on behalf of certain purchasers of KPNQwest securities, that Ackermans engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and securities. Ackermans was the only defendant named in the original complaint. On January 9, 2004, plaintiffs filed an amended complaint adding as defendants us, certain of our former executives who were also on the supervisory board of KPNQwest, and others. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' fees and costs. Defendants have moved to dismiss the amended complaint.

        On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacity as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the United States District Court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. Qwest is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs' fees and costs.

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

  Intellectual Property

        We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We also regularly are the subject of allegations that our products or services infringe upon various intellectual property rights, and receive demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending ourselves vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights, damages or royalties, this would not have a material adverse effect on us. We have provided for certain of the above intellectual property matters in our condensed consolidated financial statements as of June 30, 2004. Although the ultimate resolution of these claims is uncertain, we do not expect any material adverse impacts as a result of the resolution of these matters.

  Rights of Way

        We have transferred optical capacity assets on our network primarily to other telecommunications service carriers in the form of indefeasible rights of use, or IRU, transactions involving specific channels on our "lit" network or specific dark fiber strands. These IRUs provide for the exclusive right to use a specified amount of capacity or fiber for a specified period reflecting the estimated useful life of the optical capacity asset, typically 20 years or more. Typically, at or before the end of the IRU term, ownership of the optical capacity asset will have passed to the customer. Our fiber optic broadband network is generally located in real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of such agreements, due to their termination or their expiration. If we lose any such rights of way and are unable to renew them, we may find it necessary to move or replace the affected portions of the network. However, we do not expect any material adverse impacts as a result of the loss of any such rights.

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

Business Overview and Presentation

        We provide local telecommunications and related services long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We also provide long-distance services and reliable, scalable and secure broadband data, voice and video communications outside our local service area as well as globally.

        We previously provided directory-publishing services in our local service area. In the third quarter 2002, we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in seven of the 14 states in which we offered these services. In September 2003, we completed the sale of the directory publishing business in the remaining states. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2003.

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

Business Trends

        Our results continue to be impacted by two primary factors influencing the telecommunications industry. First, technology substitution and competition are expected to continue to cause additional access line losses. We expect industry-wide competitive factors to continue to impact our results, and we have developed new strategies for offering complementary services such as, wireless, DSL and satellite television. Second, our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services.

Revenue Trends

        Historically, at least 95% of our revenue comes from our wireline segment, which provides voice services and data and Internet services. In general, we have experienced a decline in local voice-related revenue as a result of a decrease in access lines and our competitors' accelerated use of UNE-P and unbundled local loops to deliver voice services. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony and cable modem and DSL substitution for dial-up Internet access lines. UNE rules, which require us to sell access to our wireline network to our competitors at wholesale rates, will continue to impact our results. The use of UNEs, including UNE-P, is expected to precipitate incremental losses of retail access lines and apply downward pressure on our revenue. Recent action by the Washington DC Circuit Court vacating the Federal Communications Commission ("FCC") UNE-P rules, in conjunction with our efforts to negotiate new contracts with CLECs and data access service providers may help mitigate this downward pressure on wireline margins, but with the current status of rules in doubt, we cannot predict how much, or when, the mitigation may occur.

        We have also begun to experience and expect increased competitive pressure from telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result of technology substitution and low-cost competitors benefiting from low UNE rates or bankruptcy reorganization, we have been, and may continue to be, forced to respond with less profitable product offerings and pricing plans in an effort to retain and attract customers.

        We recently re-entered the long-distance market within our local service area; and we continue to expect the anticipated increase in long-distance revenue and wireless revenue to offset some of the above mentioned revenue declines. However, our long-distance revenue is also being negatively impacted by pricing pressures and lower usage of long-distance services by individual subscribers, and these factors may continue to delay for a time the anticipated increase in long-distance revenue. Also, broadband services have been expanded geographically to allow more of our customers to convert from dial-up Internet connections to our DSL services.

        Over the last several years, our wireless revenue has declined as a result of reduced marketing efforts and intense industry competition. Starting in late 2003, we expanded our consumer and small business product offerings to bundle wireless services with our local voice services, broadband services, video services and long-distance services. By offering our customers a complete telecommunications solution, we hope to experience a decrease in the rate of our wireline access line losses. We have redesigned and simplified our local services packages to provide customers with the choices they expect.

        Wireless offerings are being expanded through a new arrangement with The Sprint Corporation ("Sprint"). This non-exclusive arrangement enables utilization of Sprint's nationwide personal communications service ("PCS") network to offer our customers nationwide wireless coverage as well as new voice and data capabilities. We expect this agreement, along with an expansion of distribution channels and a resumption of wireless marketing efforts, to have a positive impact on future wireless revenue. Although our gross margins specific to this arrangement with Sprint will be lower, we expect the reduced margin to be offset by increased sales and lower network expenses, on a company-wide basis, than would have been incurred without this agreement.

Expense Trends

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. Expenses associated with our new product offerings tend to be more variable in nature. While existing products tend to rely upon our embedded cost structure, the mix of products we expect to sell, combined with regulatory and market pricing stresses, may continue to pressure operating margins. Facility costs are third-party telecommunications expenses we incur to connect customers to networks or to end-user product platforms not owned by us. As revenue decreases, associated facilities costs are not always reduced at the same rate as those revenue declines. However, due to the renegotiation of unconditional purchase obligations in 2003, the transition of long-distance traffic from third-party networks to our own network and continuing line optimization efforts, we expect our 2004 cost of sales to remain below 2003 levels.

        In order to improve operational efficiencies, and in response to continued declines in revenue, we have implemented restructuring plans in which we reduced the number of our employees and consolidated and subleased idle real estate properties. We are also constantly reviewing all aspects of the business to identify operational efficiencies and to reduce costs. We will continue to evaluate our staffing levels and cost structure as deemed necessary. The purpose of the costs saving measures is to facilitate our efforts, in the face of downward price pressures and increasing competition, to maintain or improve our cash flow, financial position and results of operations for the foreseeable future. Costs of our post-retirement benefit plans are expected to remain flat for the remainder of 2004, but are expected to rise in future periods due to lower expected returns on plan assets and continued increases in health care costs. While we have realized savings due to reductions in salaries and wages resulting from our restructuring efforts and lower sales commission expense as a result of lower revenues and a revision to our sales compensation plan, we continue to experience offsetting increases in costs related to current employee health insurance costs.

        We have reduced capital expenditures and expect to continue at this reduced level for the foreseeable future. We believe that our current level of capital expenditures will sustain our business at existing levels and support our core growth requirements given the current business environment. The reduced levels of capital expenditures since 2001 have contributed to our ability to reduce interest-bearing debt and, as a result, reduce interest expense.

Results of Operations

Overview

        Our operating revenues are generated within our segments: wireline, wireless and other services. Our wireline segment includes revenue from the provision of voice services and data and Internet services. Within each of the revenue categories described below, we present the customer channel from which the revenue was earned (consumer, business or wholesale). Certain prior periods revenue and expense amounts have been reclassified to conform to the current year presentations. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. The following is a description of the sources of our revenue:

  •
  Voice services. Voice services revenue includes local voice services, long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, collocation services and CPE. Long-distance voice services revenue includes revenue from InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other long-distance providers to connect to our network.

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

        The following table summarizes our results of operations:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions, except per share amounts)
Operating revenue	$3,442	$3,596	$(154)	(4)%	$6,924	$7,220	$(296)	(4)%
Operating expenses	3,799	3,419	380	11%	7,185	6,860	325	5%

Operating (loss) income	(357)	177	(534)	nm	(261)	360	(621)	nm
Other expense—net	283	381	(98)	(26)%	692	760	(68)	(9)%

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(640)	(204)	(436)	nm	(953)	(400)	(553)	(138)%
Income tax (expense) benefit	(136)	79	(215)	nm	(133)	155	(288)	nm

Loss from continuing operations	(776)	(125)	(651)	nm	(1,086)	(245)	(841)	nm
Income from discontinued operations, net of tax	—	61	(61)	(100)%	—	127	(127)	(100)%

Loss before cumulative effect of change in accounting principle	(776)	(64)	(712)	nm	(1,086)	(118)	(968)	nm
Cumulative effect of change in accounting principle	—	—	—	nm	—	206	(206)	(100)%

Net (loss) income	$(776)	$(64)	$(712)	nm	$(1,086)	$88	$(1,174)	nm

Basic and diluted (loss) income per share:
Loss per share from continuing operations	$(0.43)	$(0.07)	$(0.36)	nm	$(0.61)	$(0.14)	$(0.47)	nm

Net (loss) income per share	$(0.43)	$(0.04)	$(0.39)	nm	$(0.61)	$0.05	$(0.66)	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

        The following table compares operating revenue for three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue
Wireline revenue:
Business local voice	$505	$572	$(67)	(12)%	$1,031	$1,160	$(129)	(11)%
Consumer local voice	875	995	(120)	(12)%	1,791	2,025	(234)	(12)%
Wholesale local voice	214	214	—	nm	414	415	(1)	nm

Total local voice	1,594	1,781	(187)	(10)%	3,236	3,600	(364)	(10)%

Business long-distance	172	189	(17)	(9)%	348	384	(36)	(9)%
Consumer long-distance	92	69	23	33%	178	133	45	34%
Wholesale long-distance	229	209	20	10%	466	397	69	17%

Total long-distance	493	467	26	6%	992	914	78	9%

Business access	37	36	1	3%	75	69	6	9%
Consumer access	29	26	3	12%	58	51	7	14%
Wholesale access	184	183	1	1%	371	378	(7)	(2)%

Total access	250	245	5	2%	504	498	6	1%

Total voice services	2,337	2,493	(156)	(6)%	4,732	5,012	(280)	(6)%

Business data and Internet	567	566	1	nm	1,132	1,118	14	1%
Consumer data and Internet	78	47	31	66%	150	94	56	60%
Wholesale data and Internet	324	329	(5)	(2)%	633	672	(39)	(6)%

Total data and Internet	969	942	27	3%	1,915	1,884	31	2%

Total wireline revenue	3,306	3,435	(129)	(4)%	6,647	6,896	(249)	(4)%
Wireless revenue	128	153	(25)	(16)%	255	305	(50)	(16)%
Other services revenue	8	8	—	nm	22	19	3	16%

Total operating revenue	$3,442	$3,596	$(154)	(4)%	$6,924	$7,220	$(296)	(4)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful

Operating Revenue—Three months ended June 30, 2004 as compared to the three months ended
June 30, 2003

        Total operating revenue decreased $154 million, or 4%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease can mainly be attributed to local services revenue declines (driven primarily by access line reductions) and wireless revenue declines (driven primarily by a reduction in the number of subscribers), partially offset by increases in long-distance, data, and Internet service revenue.

  Wireline Revenue

        Wireline revenue declined by $129 million, or 4%, for the three months ended June 30, 2004 as compared to the June 30, 2003. Data and Internet revenue, as a percentage of total wireline revenue, increased to 29% from 27% for the three months ended June 30, 2004 when compared to the same period in 2003. Voice services revenue, as a percentage of total wireline revenue, decreased to 71% from 73% for the three months ended June 30, 2004 when compared to the same period in 2003. Changes in the components of wireline revenue are described in more detail below.

  Voice Services

        Voice services revenue decreased $156 million, or 6%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The voice services decrease can be attributed to the decrease in local voice revenue, partially offset by an increase in long-distance revenue, as described in more detail below.

  Local Voice

        For the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, local voice revenue declined $187 million, or 10%. Local voice revenue declines were primarily driven by losses of access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. Consistent with the table below, the average net access line loss per quarter was approximately 1% for the four consecutive quarters ended June 30, 2004.

	As of
Access Lines	June 30, 2004	June 30, 2003	Increase/ (Decrease)	% Change
	(in thousands)
Consumer	9,572	10,493	(921)	(9)%
Business	4,466	4,753	(287)	(6)%
Wholesale	1,801	1,261	540	43%

Total	15,839	16,507	(668)	(4)%

        As shown above, between June 30, 2003 and June 30, 2004, total access lines declined by 668,000, or 4%. For the same 12 month period, we experienced consumer access line declines of 921,000, or 9% while business retail access lines decreased by 287,000, or 6% for the same period between June 30, 2003 and 2004. Wholesale lines which include UNE-P and UNE access lines, which are reflected in our wholesale channel, increased by 540,000, or 43%. Local voice wholesale revenue gains from increased UNE access lines were offset by lower revenue for collocation, operator and other services. The increase in UNE access lines partially offset the loss of consumer and business retail access lines, but because the regulated pricing structure of UNEs mandates lower rates, this transition has caused downward pressure on our revenue. Also, a migration of consumer and business customers to our new value packages with lower rates has caused an overall decrease in revenue for our local voice products.

  Long Distance

        For the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, long-distance voice revenue increased $26 million, or 6%. Our recent re-entry into the long-distance market started in January 2003 when we began to receive regulatory approval to offer long-distance service in each state within our 14-state region. In the fourth quarter of 2003 we received FCC approval for the last of our 14 in-region states. As we received regulatory approval in each of the states we began to increase the marketing and promotion of InterLATA long-distance service to all of our in-region customers, resulting in growth of in-region long-distance services revenue. Consumer long-distance revenue increased 33% for the three months ended June 30, 2004 due to the growth of in-region long-distance revenue, which was partially offset by lower out-of-region long-distance revenue. The lower-out-of-region long-distance revenue was due to lower pricing and competitive pressures. Wholesale long-distance revenue increased 10% due to increased international long-distance call volume. These increases were offset by a decrease in business long-distance of 9% resulting from lower volumes and price compression for out-of-region long-distance, partially offset by growth of in-region long-distance subscribers.

  Access Services

        Access services revenue remained relatively flat at $250 million for the three months ended June 30, 2004 compared to $245 million for the three months ended June 30, 2003.

  Data and Internet Services

        Data and Internet services revenue increased $27 million, or 3%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, we are recognizing revenue at higher consumer retail rates rather than the lower wholesale rates we charged Microsoft. In addition, expanded availability and increased marketing efforts are creating volume growth for broadband services. These increases were offset by a decline in wholesale data and Internet services resulting from contract losses and bankrupt customers. Also, Internet and DSL rates are trending down as a result of increased competition, although the number of DSL customers is growing.

  Wireless Revenue

        Wireless services revenue decreased $25 million, or 16%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in wireless revenue was due to our strategic decision to de-emphasize marketing of our stand-alone wireless services in prior periods and our limited ability to offer a competitive wireless product, which resulted in a reduction in our subscriber base. In 2004, we continue to increase marketing for our new wireless offerings, which have been expanded to allow the bundling of wireless and local services and are being further enhanced through the arrangement with Sprint described above.

Operating Revenue—Six months ended June 30, 2004 as compared to the six months ended June 30, 2003

        Total operating revenue decreased $296 million, or 4%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to voice services revenue declines (driven primarily by access line reductions) and wireless revenue declines (driven primarily by a reduction in the number of subscribers), offset by increases in long distance, data and Internet service revenue.

  Wireline Revenue

        Wireline revenue declined by $249 million, or 4%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Data and Internet revenue as a percentage of total wireline revenue increased to 29% in 2004, from 27% in 2003 for the six months ended June 30. Voice services revenue, as a percentage of total wireline revenue, decreased to 71% in 2004, from 73% in 2003 for the six months ended June 30. Changes in the components of wireline revenue are described in more detail below.

  Voice Services

        Voice services revenue decreased $280 million, or 6%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The voice services decrease was primarily the result of a decrease in local voice services revenue, offset by an increase in long-distance services revenue, as described in more detail below.

  Local Voice

        For the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, local voice revenue declined $364 million, or 10%. Local voice revenue declines were primarily driven by losses of access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. See the access line loss trend table and related text above for a discussion of access line trends.

  Long Distance

        For the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, long-distance voice revenue increased $78 million, or 9%. Our re-entry into the long-distance market started in January 2003 when we began to receive regulatory approval to offer long-distance service in each state within our 14-state region. In the fourth quarter of 2003 we received FCC approval for the last of our 14 in-region states. As we received regulatory approval in each of the states we began to increase the marketing and promotion of InterLATA long-distance service to all of our in-region customers, resulting in growth of in-region long-distance services revenue. Consumer long-distance revenue increased 34% for the six months ended June 30, 2004 due to the growth of in-region long-distance revenue, which was partially offset by lower out-of-region long-distance revenue from pricing and competitive pressures. Wholesale long-distance revenue increased by 17% due to increased international long-distance call volume. These increases were offset by a decrease in business long-distance of 9% resulting from lower volumes and price compression for out-of-region long-distance, partially offset by growth of in-region long distance subscribers.

  Access Services

        Access services revenue was relatively unchanged with a 1% increase for the six months ended June 30, 2004 and 2003.

  Data and Internet Services

        Data and Internet services revenue was relatively flat with a 2% increase for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, we are recognizing revenue at higher consumer retail rates rather than the lower wholesale rates we charged Microsoft. In addition, expanded availability and increased marketing efforts are creating volume growth for broadband services. Also, Internet and DSL rates are trending down as a result of increased competition, although the number of DSL customers is growing. These increases were offset by a decline in wholesale data and Internet services, as a result of contract losses, lower volumes and price compression.

  Wireless Revenue

        Wireless services revenue decreased $50 million, or 16%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in wireless revenue was due to our strategic decision to de-emphasize marketing of our stand-alone wireless services in the prior year and our limited ability to offer a competitive wireless product, which resulted in a reduction in our subscriber base. We continue to increase marketing for our new wireless offerings, which have been expanded to allow the bundling of wireless and local voice services and are being further enhanced through the aforementioned arrangement with Sprint.

Operating Expenses

        The following table provides further detail of our operating expenses for the periods as specified:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating expenses:
Cost of sales	$1,487	$1,475	$12	1%	$2,940	$2,950	$(10)	nm
Selling, general and administrative ("SG&A")	1,357	1,138	219	19%	2,498	2,307	191	8%
Depreciation	661	677	(16)	(2)%	1,315	1,353	(38)	(3)%
Other intangible asset amortization	124	112	12	11%	247	220	27	12%
Impairment charge	43	—	43	100%	43	—	43	100%
Restructuring and other charges	127	17	110	nm	142	30	112	nm

Total operating expenses	$3,799	$3,419	$380	11%	$7,185	$6,860	$325	5%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Cost of Sales

        The following table shows a breakdown of cost of sales by major component for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$500	$494	$6	1%	$1,004	$988	$16	2%
Facility costs	717	711	6	1%	1,401	1,435	(34)	(2)%
Network costs	95	95	—	nm	173	185	(12)	(6)%
Non-employee related costs	175	175	—	nm	362	342	20	6%

Total cost of sales	$1,487	$1,475	$12	1%	$2,940	$2,950	$(10)	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Cost of Sales—Three months ended June 30, 2004 as compared to the three months ended June 30, 2003

        Cost of sales includes: facility costs, network costs, salaries and wages, benefits, materials and supplies, contracted engineering services, computer systems support and the cost of CPE sold. Employee and service-related costs include salaries and wages, benefits, commissions, overtime and outsourced service costs. Facility costs are third-party telecommunications expenses we incur to connect customers to our network, or to end-user product platforms not owned by us both in-region and out-of-region. Network costs include third-party expenses to repair and maintain the network and supplies to provide services to customers. Non-employee related costs are real estate, cost of sales for CPE, external commissions and reciprocal compensation payments.

        Total cost of sales was relatively flat with an increase of $12 million, or 1%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Cost of sales, as a percentage of revenue, was 43% for the three months ended June 30, 2004 compared to 41% for the three months ended June 30, 2003. Cost of sales has been reduced through the renegotiation of unconditional purchase commitments in late 2003 and the transition of long-distance traffic onto our own network. These decreases have been more than offset by the lower margins and variable costs related to products having increasing volumes.

Cost of Sales—Six months ended June 30, 2004 as compared to the six months ended June 30, 2003

        Total cost of sales decreased $10 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The cost of sales decline is consistent with lower revenue; additionally cost of sales has been reduced through the renegotiation of unconditional purchase commitments in late 2003 and the transition of long-distance traffic onto our own network. These decreases have been partially offset by the lower margins and variable costs related to products having increasing volumes. Cost of sales as a percentage of revenue for the six months ended June 30, 2004 increased to 42% compared to 41% for the same period in 2003.

        Facility costs decreased $34 million, or 2%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. While facility cost expense was relatively unchanged for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, this resulted from several opposing factors. Savings were realized through the renegotiation of unconditional purchase obligations in late 2003 and transitioning in-region InterLATA long distance traffic from third party facility providers. These savings were partially offset by increased volume in new products with lower margins and associated variable expenses.

        Non-employee related costs increased $20 million, or 6%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is attributable to increased up front CPE costs associated with consumer DSL modem purchases consistent with the growth in DSL subscribers.

        Employee and service -related costs increased $16 million, or 2%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is due primarily to development costs incurred during the migration of wireless customers from our network to Sprint's nationwide PCS wireless network.

Selling, General and Administrative Expenses

        The following table shows a breakdown of selling, general and administrative ("SG&A") expenses by major component for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$630	$613	$17	3%	$1,271	$1,230	$41	3%
Property and other taxes	115	115	—	nm	196	241	(45)	(19)%
Bad debt	13	72	(59)	(82)%	106	172	(66)	(38)%
Non-employee related costs	599	338	261	77%	925	664	261	39%

Total SG&A	$1,357	$1,138	$219	19%	$2,498	$2,307	$191	8%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

SG&A—Three months ended June 30, 2004 as compared to the three months ended June 30, 2003

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, employee benefits, sales commissions, rent for administrative space, marketing and advertising, professional service fees and computer systems support.

        SG&A, as a percentage of revenue, was 39% for the three months ended June 30, 2004 as compared to 32% for the three months ended June 30, 2003. Total SG&A increased $219 million, or 19%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The SG&A increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12-Commitments and Contingencies. The increase was partially offset by our ongoing efforts to improve operational efficiencies, although we have been unable to achieve savings in certain costs such as employee benefits, as discussed above in Expense Trends. Employee and service related cost increased $17 million, or 3%, for the three months ended June 30, 2004, as compared to the same period ended June 30, 2003. The increase can be attributed to an increase in professional fees related to a new agreement to outsource certain information technology services, partially offset by reductions in salaries and wages due to the same outsourcing agreement.

        Non-employee related costs increased $261 million, or 77%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12-Commitments and Contingencies. This increase was partially offset by lower information technology costs, such as hardware, software and maintenance costs, resulting from outsourcing of certain functions.

        Bad debt expense decreased $59 million, or 82%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in bad debt expense is primarily due to one-time settlements of $52 million from companies emerging from bankruptcy.

SG&A—Six months ended June 30, 2004 as compared to the six months ended June 30, 2003

        SG&A, as a percentage of revenue, was 36% for the six months ended June 30, 2004 as compared to 32% for the six months ended June 30, 2003. Total SG&A increased $191 million, or 8%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12-Commitments and Contingencies. This increase was partially offset by our ongoing efforts to improve operational efficiencies, although we have been unable to achieve savings in certain costs such as employee benefits, as discussed above in Expense Trends.

        Employee and service-related costs, such as salaries and wages, benefits, sales commissions, overtime, outsourced professional fees, increased $41 million, or 3%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase can be attributed to an increase in professional fees related to a new agreement to outsource certain information technology services, partially offset by reductions in salaries and wages due to the same outsourcing agreement.

        Property and other taxes decreased $45 million, or 19%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The cause of the reduction in property and other taxes was due to both changes in property tax estimates and a one-time expense reduction from a successful property tax appeal for the six months ended June 30, 2004.

        Bad debt expense decreased $66 million, or 38%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in bad debt expense is primarily due to one-time settlements of $49 million from companies emerging from bankruptcy.

        Non -employee related costs increased $261 million, or 39%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12-Commitments and Contingencies. The increase was partially offset by lower costs, such as hardware, software and maintenance costs, resulting from outsourcing of certain functions mentioned above, partially offset by increases in marketing and advertising.

  Combined Pension and Post-Retirement Benefits

        Our results include pension credits and post-retirement benefit expenses, which we refer to on a combined basis as a net pension expense or credit. We recorded a net pension expense of $54 million and $56 million for the three months ended June 30, 2004 and 2003, respectively, and we recorded a net pension expense of $115 million and $113 million for the six months ended June 30, 2004 and 2003, respectively. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated primarily to cost of sales and the remaining balance to SG&A. Costs of our post-retirement benefit plans are expected to remain flat for the remainder of 2004.

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

  Depreciation

        Depreciation expense for the three months ended June 30, 2004 decreased by $16 million, or 2%, compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, depreciation expense decreased $38 million, or 3%, when compared to the same period of 2003. The decreases were the result of the third quarter 2003 wireless impairment and reduced capital expenditures in 2003 and 2004, which caused more assets to become fully depreciated relative to asset additions.

  Other Intangible Assets Amortization

        Amortization expense for the three months ended June 30, 2004 increased by $12 million, or 11%, compared to the same period in 2003. For the six months ended June 30, 2004, amortization expense increased $27 million, or 12%, when compared to the same period of 2003. The increases are attributable to increased software capitalization as we improve customer support systems.

  Impairment charges

        Impairment charges increased by $43 million or 100% for the three and six months ended June 30, 2004, compared to the same periods in 2003. The reason for the 2004 charge is discussed in Note 3—Impairment Charges to our condensed consolidated financial statements in Item 1 of this report. There were no similar charges in the three and six months ended June 30, 2003.

  Restructuring Charges

        A summary of restructuring charges recorded to our condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in millions)		(Dollars in millions)
2004 restructuring reserve	$135	$—	$149	$—
2003 restructuring reserve—net	(5)	13	(4)	25
Other restructuring related charges	(3)	4	(3)	5

Total restructuring charges	$127	$17	$142	$30

  2004 Restructuring

        The restructuring reserve for the six months ended June 30, 2004 included charges of $149 million for severance benefits pursuant to established severance policies associated with a reduction of employees. We identified approximately 3,300 employees from various functional areas to be terminated as part of this restructuring. At June 30, 2004, 1,550 of the planned reductions had been completed, and $19 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. As a result of these restructuring activities, we expect to realize annual cost savings of approximately $324 million.

  2003 Restructuring

        During the six months ended June 30, 2003, we recorded a charge of $25 million for severance benefits and employee-related matters pursuant to established severance policies associated with a reduction in the number of employees. In prior period we identified approximately 750 employees from various functional areas to be separated from Qwest as part of this reduction. At June 30, 2003, 300 of the planned reductions had been completed, and $9 million of the restructuring reserve had been used for severance payments and enhanced pension benefits.

Total Other Expense—Net

  Total other expense—net.

        Other expense—net generally includes interest expense net of capitalized interest; investment write-downs; gains and losses on the sales of investments; gains and losses on early retirement of debt; declines in derivative instrument market values; and our share of the investees' income or losses for investments accounted for under the equity method of accounting.

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense—net	$394	$444	$(50)	(11)%	$790	$884	$(94)	(11)%
Other expense (income)—net	(111)	(63)	(48)	(76)%	(98)	(124)	26	21%

Total other expense—net	$283	$381	$(98)	(26)%	$692	$760	$(68)	(9)%

        Interest expense—net.    Interest expense—net, was $790 million for the six months ended June 30, 2004, compared to $884 million for the six months ended June 30, 2003. The 11% decrease in interest expense results from a $5.2 billion decrease in outstanding debt from June 30, 2003 to June 30, 2004.

In addition, interest expense for the six months ended June 30, 2004 includes $22 million of unamortized debt-issuance costs associated with the early termination of the previous credit facility. As a result of reduced interest bearing debt balances, interest expense in 2004 should continue to remain below 2003 levels, with estimated annual 2004 savings of $250 million.

        Other expense (income)—net.    Income increased $48 million, or 76%, for the three months ended June 30, 2004 when compared to the same period ended June 30, 2003. Included in the increase were gains of $70 million related to the termination of indefeasible rights of use agreements. Other (income) decreased $26 million or 21% for the six months ended June 30, 2004 when compared to the same period ended June 30, 2003. Driving the decrease were one-time gains of $50 million in the first quarter of 2003.

Income Tax Benefit

        For the three and six months ended June 30, 2004 our income tax benefit was offset by a full deferred tax asset valuation allowance in accordance with SFAS No. 109, "Accounting for Income Taxes." As discussed further in Note 4—Income Tax Provision we incurred a charge to tax expense of $136 million for the three months ended June 30, 2004, to adjust our asset valuation allowance.

Segment Results

        We report select information about operating segments that offer similar products and services. Our three segments are (1) wireline, (2) wireless and (3) other services. Until September 2003, we operated a fourth segment, our directory publishing business which, as described in Note 7—Discontinued Operations to our condensed consolidated financial statements in Item 1 of this report, has been classified as discontinued operations and accordingly is not presented in our segment results below. Our chief operating decision maker ("CODM"), regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income as defined below.

        The wireline segment utilizes our traditional telephone and our fiber optic broadband networks to provide voice services and data and Internet services to consumer and business customers. The wireless segment serves consumer and business customers in a select area within our local service area. The August 2003 services agreement with Sprint has allowed us to expand our wireless service by reselling access to Sprint's nationwide PCS wireless network, primarily within our local service area. The other services segment primarily contains results of sublease activities of unused real estate assets.

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

        We do not include restructuring costs or impairment charges in the segment results that are reviewed by our CODM. As a result, we have excluded these costs from our presentation below.

        Set forth below is revenue and operating expense information for the three and six months ended June 30, 2004 and 2003. Since all expenses have not been allocated to the segments, we have disclosed segment expenses without distinguishing between cost of sales and SG&A.

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenues:
Wireline services	$3,306	$3,435	$(129)	(4)%	$6,647	$6,896	$(249)	(4)%
Wireless services	128	153	(25)	(16)%	255	305	(50)	(16)%
Other services	8	8	—	nm	22	19	3	16%

Total operating revenues	$3,442	$3,596	$(154)	(4)%	$6,924	$7,220	(296)	(4)%

Operating expenses:
Wireline services	$1,712	$1,831	$(119)	(6)%	$3,539	$3,693	$(154)	(4)%
Wireless services	105	87	18	21%	183	186	(3)	(2)%
Other services	1,027	695	332	48%	1,716	1,378	338	25%

Total operating expense	$2,844	$2,613	$231	9%	$5,438	$5,257	$181	3%

Segment income (loss):
Wireline services	$1,594	$1,604	$(10)	(1)%	$3,108	$3,203	$(95)	(3)%
Wireless services	23	66	(43)	(65)%	72	119	(47)	(39)%
Other services	(1,019)	(687)	(332)	(48)%	(1,694)	(1,359)	(335)	(25)%

Total segment income	$598	$983	$(385)	(39)%	$1,486	$1,963	$(477)	(24)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        For additional information regarding our segments and a reconciliation of total segment income to net (loss) income, see Note 9—Segment Information to our condensed consolidated financial statements in Item 1 of this report.

Wireline

  Wireline Revenues

        For a discussion of wireline revenues please see Results of Operations—Operating Revenue—Wireline above. Since it is expected to continue to be by far the largest component of our business, this segment will continue to be our primary focus going forward.

  Wireline Expenses

        The following table sets forth additional expense information as to the composition of wireline expenses for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$736	$755	$(19)	(3)%	$1,493	$1,512	$(19)	(1)%
Facility costs	685	695	(10)	(1)%	1,359	1,404	(45)	(3)%
Network costs	62	64	(2)	(3)%	116	125	(9)	(7)%
Bad debt	8	61	(53)	(87)%	83	140	(57)	(41)%
Non-employee related costs	221	256	(35)	(14)%	488	512	(24)	(5)%

Total wireline operating expenses	$1,712	$1,831	$(119)	(6)%	$3,539	$3,693	$(154)	(4)%

Wireline Expenses—Three months ended June 30, 2004 as compared to the three months ended
June 30, 2003

        Wireline operating expenses decreased $119 million, or 6%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, which is consistent with the decline in wireline revenue. Wireline expenses as a percentage of wireline revenue decreased to 52% from 53% for the three months ended June 30, 2004 when compared to the same period ended 2003, as discussed in more detail below.

        Employee and service-related costs, such as salaries and wages, benefits, commissions and overtime, declined $19 million, or 3%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease was attributable to lower salaries and wages related to staffing reductions. These reductions were offset by an increase in network expenses due to a higher ratio of maintenance to capital projects.

        Bad debt expense decreased $53 million, or 87%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease in bad debt expense is primarily due to one-time settlements of $52 million from companies emerging from bankruptcy.

        Non-employee related costs, such as network real estate, cost of sales for CPE, external commissions and reciprocal compensation payments decreased $35 million, or 14%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The decrease can primarily be attributed to a decrease in access costs and external commissions offset by an increase in CPE costs associated with consumer DSL modem costs consistent with revenue trends discussed above.

Wireline Expenses—Six months ended June 30, 2004 as compared to the six months ended June 30, 2003

        Wireline operating expenses decreased $154 million, or 4%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, which is consistent with the decline in wireline revenue. Wireline expenses as a percentage of wireline revenue decreased to 53% from 54% for the six months ended June 30, 2004 when compared to the same period ended 2003, as discussed in more detail below.

        Employee and service-related costs declined $19 million, or 1%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease was attributable to lower salaries and wages related to staffing reductions consistent with lower revenues and lower internal commissions expense. These decreases were partially offset by higher benefit costs.

        While facility cost expense was relatively unchanged, at 3%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, this resulted from several opposing factors. Savings were realized through the renegotiation of unconditional purchase obligations in late 2003 and transitioning in-region InterLATA long distance traffic from third party facility providers to our own facilities. These savings were partially offset by increased volumes in new products with lower margins and associated variable expenses.

        Bad debt expense decreased $57 million, or 41%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease in bad debt expense is primarily due to one-time settlements of $49 million from companies emerging from bankruptcy and tighter credit policies.

        Non-employee related costs decreased $24 million, or 5%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Part of the decrease can be attributed to a decrease in access costs due to declining volumes and a favorable settlement on a reciprocal compensation agreement. In addition, consistent with declining revenues, there was a decrease in external commissions. These decreases were offset by an increase in CPE costs associated with consumer DSL modem costs as discussed above.

Wireless

  Wireless Revenues

        For a discussion of wireless revenues please see Results of Operations—Operating Revenue—Wireless above.

  Wireless Expenses

        The following table sets forth additional expense information as to the composition of wireless expenses for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$25	$17	$8	47%	$35	$38	$(3)	(8)%
Network costs	33	31	2	6%	57	60	(3)	(5)%
Bad debt	6	10	(4)	(40)%	15	32	(17)	(53)%
Non-employee related costs	41	29	12	41%	76	56	20	36%

Total wireless operating expenses	$105	$87	$18	21%	$183	$186	$(3)	(2)%

Wireless Expenses—Three months ended June 30, 2004 as compared to the three months ended
June 30, 2003

        Wireless operating expenses increased $18 million, or 21%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Employee and service related costs increased 47% due to an increase in development costs associated with the migration of our wireless customers over to the Sprint network. In addition, Non-employee related costs increased by $12 million primarily due to increased marketing and advertising as we aggressively marketed the new Sprint wireless products in the second quarter of 2004.

Wireless Expenses—Six months ended June 30, 2004 as compared to the six months ended June 30, 2003

        Wireless operating expenses decreased $3 million, or 2%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Bad debt expense decreased $17 million, or 53%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 due to reduced revenue and better collection practices. Non-employee related costs increased by 36% primarily due to increased marketing and advertising as we continued to aggressively market the new Sprint wireless products.

Other Services

  Other Services Expenses

        As previously noted, the other services segment includes unallocated corporate expenses for indirect services such as finance, information technology, legal, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information as to the composition of other services expenses for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee and service-related costs	$368	$341	$27	8%	$748	$665	$83	12%
Real estate costs	99	100	(1)	(1)%	202	203	(1)	nm
Property and other taxes	114	115	(1)	(1)%	195	240	(45)	(19)%
Non-employee related costs	446	139	307	nm	571	270	301	111%

Total other services expenses	$1,027	$695	$332	48%	$1,716	$1,378	$338	25%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Other Services Expenses—Three months ended June 30, 2004 as compared to the three months ended
June 30, 2003

        Other services expenses increased $332 million, or 48%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12-Commitments and Contingencies.

        Employee and service-related costs, such as salaries and wages, benefits, overtime and outsourced service costs, increased $27 million, or 8%, for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase is primarily due to increased professional fees arising from a new agreement to outsource certain information technology services, partially offset by reductions in salaries and wages due to our outsourcing agreement mentioned above.

        Non-employee related costs increased $307 million for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. The increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12-Commitments and Contingencies.

Other Services Expenses—Six months ended June 30, 2004 as compared to the six months ended
June 30, 2003

        Employee and service-related costs, such as salaries and wages, benefits and overtime, increased $83 million, or 12%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is primarily due to increased professional fees arising from a new agreement to outsource certain information technology services, partially offset by reduction in our salary and wages related to the outsourcing agreement mentioned above.

        Property and other taxes decreased $45 million, or 19%, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The reduction in property and other taxes was due to both changes in property tax estimates and a one-time expense reduction from a successful property tax appeal for the six months ended June 30, 2004.

        Non-employee related costs increased $301 million, or 111%, for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. The increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12-Commitments and Contingencies.

Liquidity and Capital Resources

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $555 million and $1.132 billion as of June 30, 2004 and December 31, 2003, respectively. Our working capital deficit decreased $577 million during the six months ended June 30, 2004, primarily due to a $1.033 billion reduction in our current borrowings. This reduction resulted from our February 2004 debt issuance and our payment of a portion of our borrowings that were previously due in 2004.

        We believe that our cash on hand together with our cash flows from operations would be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, as further discussed in Note 12—Commitments and Contingencies in Item 1 of this report, we could be required to make significant payments that we do not have the resources to make. Such judgments, or amounts paid by us if we enter into settlements of these matters, may cause us to draw down significantly on our cash reserves, which might require us to obtain additional financing or explore other methods to generate cash. In that event, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected, potentially adversely affecting our credit rating, our ability to access the capital markets and our compliance with debt covenants. In particular, to the extent that our EBITDA (as defined in our debt covenants) is reduced by cash judgments or settlements, our debt to consolidated EBITDA ratios in certain debt agreements will be adversely affected. In addition, a three-year revolving credit facility established by Qwest Services Corporation ("QSC") in 2004 (the "2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 12—Commitments and Contingencies in Item 1 of this report.

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

        We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. Since December 31, 2003, we have taken the following measures to improve our near-term financial position:

  •
  On February 5, 2004, Qwest issued a total of $1.775 billion of notes which consisted of $750 million in floating rate notes due in 2009 with interest at London interbank offered rates ("LIBOR") plus 3.50% (4.75% as of June 30, 2004), $525 million in fixed rate notes due in 2011 with an interest rate of 7.25%, and $500 million in fixed rate notes due in 2014 with an interest rate of 7.50%;

  •
  Also in February 2004, QSC paid off in full the outstanding balance of $750 million and terminated the QSC Credit Facility. QSC established the 2004 QSC Credit Facility, providing for $750 million of availability. If drawn, the 2004 QSC Credit Facility bears interest, at our election, at adjusted LIBOR or a base rate, in each case plus an applicable margin. The margin varies based on the credit ratings of the debt issued under the facility, and is currently 2.5% for LIBOR based borrowings and 1.5% for base rate borrowings;

  •
  On February 26, 2004, we completed a cash tender offer for the purchase of $921 million aggregate principal face amount of Qwest Capital Funding's ("QCF") 5.875% notes due in August 2004 with $939 million in cash. A loss of $19 million was recorded for the early retirement of debt, which is included in our June 30, 2004 results;

  •
  On May 1, 2004, we redeemed all of the $100 million outstanding principal on our 5.65% notes due November 1, 2004 and all of the $41 million outstanding principal amount on our 39-year 5.5% debentures due June 1, 2005 at par and all related interest ceased to accrue; and

  •
  On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all our PCS licenses and related wireless network assets in our local service area for gross proceeds of $418 million. The transaction is expected to be completed, subject to regulatory approval, by year-end or early 2005 and the proceeds will be used for general corporate purposes.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressure increase or if we become subject to significant judgments and/or settlements as further discussed in Note 12—Commitments and Contingencies in Item 1 of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make or that cause us to draw down significantly on our cash reserves, which might require us to obtain additional financing or explore other methods to generate cash. In that event, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected, which could potentially adversely affect our credit rating, our ability to access the capital markets and our compliance with debt covenants. Our 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues have cross acceleration provisions as outlined in our borrowings and subsequent event notes. When such a provision is present, the acceleration of one debt issue may cause the acceleration of certain other debt issues. This would have a wider impact on our liquidity than would otherwise arise from a default or acceleration of a single debt instrument. In that event, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 12—Commitments and Contingencies in Item 1 of this report.

  Letters of Credit

        At June 30, 2004, we had outstanding letters of credit of approximately $32 million.

  Contingencies

        We are a defendant in a number of legal actions and the subject of a number of investigations by federal and state agencies. While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. For a description of these legal matters and the potential impact on our liquidity, please see Note 12—Commitments and Contingencies in Item 1 of this report and Near-Term View and Long-Term View above.

Historical View

  Operating Activities

        We generated cash from operating activities of $844 million and $1.227 billion for the six months ended June 30, 2004 and 2003, respectively, or a decrease of $383 million. For the six months ended June 30, 2004, the decrease in cash provided by continuing operating activities compared to 2003 resulted in part from a decrease in income from continuing operations of $397 million after adjusting for non-cash items including depreciation, amortization, impairment, restructuring and $300 million in legal reserves increases. The decrease in income from continuing operations was primarily due to the continued trend of decreasing revenues. The 4% decrease in revenues for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 follows the 7% average annual decrease in revenue over the last two years (2002 and 2003). As in prior periods, we can attribute the current declines to intense competition as evidenced by access line losses and pricing declines. The balance of the decrease in cash provided by operations for the six months ended June 30, 2004 results from increased cash outlays for operating expenditures.

  Investing Activities

        Cash used in investing activities was $997 million and $947 million for the six months ended June 30, 2004 and 2003, respectively. Cash used in investing activities for the six months ended June 30, 2004 increased $50 million compared to the same period ended 2003 primarily as a result of a $66 million increase in net purchases of securities in 2004. The 1% increase in capital expenditures was primarily driven by our decision to increase our DSL capacity to meet our customers growing demand for broadband Internet access.

  Financing Activities

        Cash (used for) provided by financing activities was ($152) million for the six months ended June 30, 2004 and $12 million for the same period ended 2003. For the six months ended June 30, 2004, we received $1.766 billion in proceeds from new long-term borrowings and repaid $1.862 billion in borrowings, as described in our Near-Term View above. We also exchanged $169 million face amount in QCF notes and $3.1 million of accrued interest for approximately 37 million shares of our common stock with an aggregate value of $144 million and recorded a $25 million gain on the debt extinguishment. The effective share price for the exchange transactions ranged from $4.01 per share to $5.32 per share. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.60 per share to $4.39 per share. At June 30, 2004, we were in compliance with all provisions or covenants of our borrowings. See Note 5—Borrowings to our condensed consolidated financial statements in Item 1 of this report for a discussion of our exchange transactions and for additional information regarding the covenants of our existing debt instruments.

  Credit ratings

        The table below summarizes our long-term debt ratings at June 30, 2004 and December 31, 2003. For additional information about our ratings, see our 2003 Form 10-K filing.

	June 30, 2004			December 31, 2003
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Corporate rating / Sr. Implied rating	B2	BB-	NA	NA	B -	NA
Qwest Corporation	Ba3	BB-	BB	Ba3	B -	B
Qwest Services Corporation	Caa1	B	B+	NR	CCC+	NR
Qwest Communications Corporation	Caa1	B	B	Caa1	CCC+	CCC+
Qwest Capital Funding, Inc.	Caa2	B	B	Caa2	CCC+	CCC+
Qwest Communications International Inc*.	B3/Caa1/Caa2	B	B+/B	Caa1	CCC+	CCC+

NA = Not applicable
NR = Not rated
* = QCII notes have various ratings

        On January 30, 2004, Moody's assigned a senior implied rating of B2 to Qwest and a B3 rating to the new Qwest senior notes guaranteed by QSC issued in February 2004. They also assigned a B2 rating to the 2004 QSC Credit Facility and a Caa1 rating to the senior subordinate notes of QSC. At the same time, Moody's confirmed ratings of other entities and lowered the rating on Qwest's outstanding unguaranteed senior secured notes to Caa2. On March 3, 2004, S&P assigned a B- to the 2004 QSC Credit Facility. In June 2004, S&P and Fitch raised their ratings on Qwest and its affiliates as reflected in the table above. In addition, S&P and Fitch raised their rating on the 2004 QSC Credit Facility to BB-.

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

  Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may also employ financial derivatives to hedge foreign currency exposures associated with particular debt. We entered into an interest rate swap agreement in the notational amount of $250 million in the second quarter to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The effective floating interest rate on the swap agreement was LIBOR plus 2.54%. The interest rate swap agreement was designated as a fair-value hedge, which effectively converts a portion of our fixed-rate debt to a floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. The impact on interest expense in the second quarter was minimal.

        Approximately $2.0 billion of floating-rate debt was exposed to changes in interest rates as of both June 30, 2004 and December 31, 2003. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR and commercial paper rates would increase annual pre-tax interest expense by $20 million. As of June 30, 2004 and December 31, 2003, we also had $800 million and $1.8 billion of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $14.4 billion and $13.5 billion of long-term fixed rate debt as of June 30, 2004 and December 31, 2003, respectively. A 100 basis point increase in interest rates would result in a decrease in the fair value of these instruments of $700 million and $900 million as of June 30, 2004 and December 31, 2003, respectively. A 100 basis point decrease in interest rates would result in an increase in the fair value of these instruments of $800 million and $1.0 billion as of June 30, 2004 and December 31, 2003, respectively.

        As of June 30, 2004, we had $1.45 billion of cash and cash equivalents invested primarily in money market and other short-term investments. In addition, we had approximately $270 million in other short- and long-term investments. Most cash is invested at floating rates. As interest rates change so will the interest income derived from these accounts.

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

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and untested. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as Sprint's wireless services and the video services of our satellite provider partners. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report for more information regarding trends affecting our access lines.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of investigations currently being conducted by the Securities and Exchange Commission ("SEC") and the U.S. Attorney's Office or the assessment being undertaken by the General Services Administration ("GSA") could have a material adverse impact on us, on the trading price for our debt and equity securities, and on our ability to access the capital markets.

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

        While we are continuing in our efforts to cooperate fully with the SEC and the U.S. Attorney's Office in each of their respective investigations, we cannot predict the outcome of those investigations. We have engaged in discussions with the SEC staff in an effort to resolve the issues raised in the SEC's investigation of us. We have provided a reserve for this matter and our securities actions (see Note 12—Commitments and Contingencies in Item 1 of this report), but we cannot predict the likelihood of whether the discussions with the SEC staff will result in a settlement and, if so, the terms of such settlement. However, settlements typically involve, among other things, the SEC making claims under the federal securities laws in a complaint filed in United States District Court that, for purposes of the settlement, the defendant neither admits nor denies. Were such a settlement to occur, we would expect such claims to address many of the accounting practices and transactions and related disclosures that are the subject of the various restatements we have made as well as additional transactions. In addition, any settlement with the SEC may also involve, among other things, the imposition of disgorgement and a civil penalty, the amounts of which could be substantially in excess of our recorded reserve, and the entry of a court order that would require, among other things, that we and our officers and directors comply with provisions of the federal securities laws as to which there have been allegations of prior violations.

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

        Also, on June 17, 2004, in connection with an informal investigation, we received a letter from the SEC requesting certain information concerning the methodologies used to calculate our number of customers, subscribers and access lines. We believe that similar requests have been made to various other companies in the telecommunications sector. We are cooperating with the SEC in this matter. On July 23, 2004, we received from the FCC a letter stating that the request by the SEC has raised concerns about the accuracy of certain information periodically submitted to the FCC by us. The FCC has requested that we review information we submitted to it for 2003 and affirm its accuracy or file appropriate revisions of these submissions. We believe that similar requests from the FCC have also been made to other telecommunications companies.

        Also, the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether we should be considered for debarment. We are cooperating fully with the GSA and believe that we will remain a supplier of the government; however, if we are not allowed to be a supplier to the government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 1% and 2% of our consolidated annual revenues.

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

        Several lawsuits have been filed against us, as well as certain of our past and present officers and directors. These lawsuits include putative class action lawsuits in which the plaintiffs allege numerous violations of securities laws. In one of these actions, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. For a description of these legal actions, please see Note 12—Commitments and Contingencies in Item 1 of this report.

        The investigations and securities actions described in Note 12—Commitments and Contingencies in Item 1 of this report present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. As we have previously disclosed, we continue to engage in discussions for purposes of resolving certain of these matters. In December 2003, we recorded a reserve in our condensed consolidated financial statements for the estimated minimum liability associated with certain of these matters. We recently increased this reserve by an additional $300 million bringing the aggregate amount of the reserve to $500 million. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we may ultimately incur could be substantially more than the reserve we have provided. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters.

        We continue to defend against the securities actions vigorously. However, we are currently unable to provide any estimate as to the timing of the resolution of the investigations or securities actions. Any settlement of or judgment in one or more of these matters in excess of our recorded reserves could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        A criminal trial of four former employees concluded in April 2004, resulting in the complete acquittals of two of these former employees and no complete resolution as to the charges against the other two former employees. Subsequent to the trial, one of these other individuals pleaded guilty to a felony charge. A retrial of the fourth former employee is expected to take place in the second half of 2004. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our securities to decline.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations there under. We are also subject to the applicable laws and regulations of various states, including regulation by public utilities commissions and other state agencies. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time.

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

        We are highly leveraged. As of June 30, 2004, our consolidated debt was approximately $17.2 billion. A considerable amount of our debt obligations come due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken or if we become subject to significant judgments and/or settlements as further discussed in Note 12—Commitments and Contingencies in Item 1 of this report and in Liquidity and Capital Resources above. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 12—Commitments and Contingencies in Item 1 of this report.

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth, if circumstances underlying our expectations change, we may be unable to further significantly reduce our capital requirements or operating expenses, even if revenues are decreasing. Such non-discretionary capital outlays and operating expenses may lessen our ability to compete with other providers who face less significant spending requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the second quarter of 2004 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 12—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

Matters Resolved in the First and Second Quarters of 2004

        Section 271 of The Communications Act of 1934 as amended by The Telecommunications Act of 1996, or the Act, prohibited Qwest from providing InterLATA long-distance services within its traditional 14-state (in-region) local service area prior to the FCC granting state specific authority for it to provide those services. For Qwest to merge with U S WEST it was necessary for Qwest to divest its in-region long-distance operations prior to completing the Merger in June 2000. In 2001, the FCC began an investigation of our compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, Qwest disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, Qwest made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. The consent decree compliance plan required Qwest to strengthen its internal controls to prevent the sales and provisioning of in-region InterLATA private line services prior to receiving FCC approval for such sales, and required Qwest to not sell any operational InterLATA telecommunications facilities in Arizona or Minnesota prior to obtaining FCC approval to provide InterLATA long distance services in those states and to not sell such facilities in any in-region state prior to complying with the Act's separate affiliate requirements related to providing such facilities or services. These compliance plan requirements expired on December 15, 2003, when the FCC order approving Qwest's last in region 271 application to provide InterLATA services became effective.

        The FCC also instituted an investigation into whether we may have impermissibly engaged in the marketing of InterLATA services in Arizona prior to receiving FCC approval of our application to provide such services in that state. In May 2004, Qwest and the FCC entered into a consent decree to resolve this matter with Qwest making a voluntary payment of $100,000 to the U.S. Treasury and adopting a compliance plan which strengthens Qwest's controls of its outbound telemarketing agents. The compliance plan will sunset 12 months from the May 28, 2004 effective date of the FCC order adopting the consent decree.

        In 2003, Arizona initiated formal proceedings regarding our alleged failure to file required agreements in that state. On April 14, 2004, the Arizona Corporation Commission ordered us to issue bill credits or pay cash totaling approximately $11.7 million to Arizona CLECs on the basis of a settlement among three CLECs and us. The Commission also ordered us to pay penalties of approximately $8.8 million to the state treasury. We paid the penalty in May 2004 and are in the process of issuing the credits. Also in 2003, we received a Notice of Apparent Liability from the FCC, which recommended penalties of $9 million for alleged delays in filing 46 agreements in Arizona and Minnesota. We also paid this amount in May 2004.

        In November 2003, we reached a settlement with certain of our insurance carriers over disputes concerning their attempts to rescind or otherwise deny coverage under our director and officer liability insurance policies and employee benefit plan fiduciary liability policies that could provide coverage for, among other things, the SEC and U.S. Attorney's Office investigations and the securities actions and derivative actions described in Note 12—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q. The use and allocation of the $200 million of the proceeds of this settlement placed into trust was not resolved between us and individual insureds at the time of the settlement, but we subsequently reached agreement with certain individual insureds in July 2004. Under this agreement, the $200 million of proceeds has been divided into the following four funds, which will be administered by a claims trustee:

  •
  The first fund is in the amount of $115 million and is for the use of both Qwest and the individual insureds. Proceeds from this fund may be applied to settlement of pending litigation (upon joint application of Qwest and at least 75% of the individual insureds), payment of defense costs for or on behalf of individual insureds and Qwest and payment of other losses;

  •
  The second fund is in the amount of $30 million and is for the sole use of Qwest;

  •
  The third fund is in the amount of $30 million and is for the sole use of the individual insureds; and

  •
  The fourth fund is in the amount of $25 million and is for the use of Qwest pursuant to the conditions prescribed in the settlement of the derivative litigation, described in Note 12—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the second quarter of 2004, we issued approximately 28 million shares of our common stock out of treasury that were not registered under the Securities Act of 1933, as amended, in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for approximately $126 million in face amount of debt issued by QCF, a wholly owned subsidiary and guaranteed by Qwest, and $2.6 million of accrued interest. The effective share price for the exchange transactions ranged from $4.01 per share to $5.32 per share. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.60 per share to $4.39 per share. No underwriters or underwriting discounts or commissions were involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2004 Annual Meeting of Stockholders on May 25, 2004. Thomas J. Donohue, Peter S. Hellman, Vinod Khosla and K. Dane Brooksher were each elected as a Class I director for a term of three years. Linda G. Alvarado, Philip F. Anschutz, Charles L. Biggs, Cannon Y. Harvey, Richard C. Notebaert, Frank P. Popoff, Craig D. Slater and W. Thomas Stephens continued to serve as directors after the meeting pursuant to their prior elections. W. Thomas Stephens subsequently resigned as a director effective July 9, 2004. At the meeting, stockholders present in person or by proxy voted on the following matters:

1.
Election of three Class I directors to the Board to hold office until the third succeeding annual meeting after their election or until their successors are elected and qualified

	Votes For	Votes Withheld
Thomas J. Donohue	1,547,037,650	81,481,620
Peter S. Hellman	1,517,745,929	110,773,341
Vinod Khosla	1,523,958,476	104,560,794
K. Dane Brooksher	1,547,755,749	80,763,521
2.
Approval of an amendment to our Restated Certificate of Incorporation that eliminated the classification of terms of our Board of Directors

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,571,896,359	43,840,179	12,782,732	N/A

3.
Stockholder proposal requesting we amend our Amended and Restated Bylaws to require that an independent director who has not served as of Chief Executive Officer serve as Chairman of our Board of Directors

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
396,349,771	1,000,759,555	15,699,072	215,710,872
4.
Stockholder proposal requesting that we seek stockholder approval of certain benefits for senior executives under our non-qualified pension plan or any supplemental executive retirement plans

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
418,251,226	979,834,343	14,722,829	215,710,872
5.
Stockholder proposal requesting that we amend our governance guidelines to provide that the Board of Directors shall nominate director candidates such that, if elected, a two-thirds majority of directors would be independent under the standard adopted by the Council of Institutional Investors

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
350,883,473	1,045,937,536	15,987,389	215,710,872

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits filed for Qwest through the filing of this Form 10-Q:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999, between U S WEST, Inc. and Qwest (incorporated by reference to Qwest's Form S-4/A filed on August 13, 1999, File No. 333-81149).
(3.1)	Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Qwest.
3.3	Amended and Restated Bylaws of Qwest adopted as of July 1, 2002 and amended as of May 25, 2004.
(4.1)	Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to exhibit 4.1 of Qwest's Form S-4 as declared effective on January 5, 1998, File No. 333-42847).
(4.2)	Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Form 10-K for the year ended December 31, 1997, File No. 000-22609).
(4.3)	Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).

(4.4)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.5)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.6)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI's Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).
(4.7)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).
(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest, and Bank One Trust Company, as Trustee (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).
(4.9)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.10)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.11)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.12)	Indenture, dated as of December 26, 2002, between Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).
(4.13)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).

(4.14)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.15)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.16)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.17)	Indenture, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.1)	Equity Incentive Plan, as amended (incorporated by reference to Qwest's 2000 Proxy Statement for the Annual Meeting of Stockholders, File No. 001-15577).*
(10.2)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2003 Proxy Statement for the Annual Meeting of Stockholders, File No. 001-15577).*
(10.3)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.4)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*
(10.5)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*
(10.6)	Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).*
(10.7)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest's Form S-8 filed on January 15, 2004, File No. 333-11923).*
(10.8)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).
(10.9)	Common Stock Purchase Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).
(10.10)	Securities Purchase Agreement, dated January 16, 2001, with BellSouth Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).

(10.11)	Employee Matters Agreement between Media-One Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).
(10.12)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).
(10.13)	Purchase Agreement, dated July 3, 2000, among Qwest, Qwest Capital Funding, Inc. and Salomon Smith Barney Inc. (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).
(10.14)	Purchase Agreement, dated August 16, 2000, among Qwest, Qwest Capital Funding, Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-15577).
(10.15)	Purchase Agreement, dated February 7, 2001, among Qwest, Qwest Capital Funding, Inc., Banc of America Securities LLC and Chase Securities Inc. as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).
(10.16)	Purchase Agreement, dated July 25, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 001-15577).
(10.17)	Registration Rights Agreement, dated July 30, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 001-15577).
(10.18)	Registration Rights Agreement, dated as of December 26, 2002, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K, dated January 10, 2003, File No. 001-15577).
(10.19)	Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 001-15577).
(10.20)	Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 001-15577).
(10.21)	Term Loan Agreement, dated as of June 9, 2003, by and among Qwest Corporation, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 001-15577).

(10.22)	Purchase Agreement, dated January 30, 2004, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.23)	Security and Pledge Agreement, dated as of February 5, 2004, between Qwest Services Corporation and BNY Asset Solutions LLC, as Collateral Agent (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).
(10.24)	Registration Rights Agreement, dated February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.25)	Credit Agreement, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, the Lenders listed therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.26)	Employment Agreement, dated May 14, 2003, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest's Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.27)	Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-15577).
(10.28)	Employment Agreement, dated May 14, 2003, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.29)	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.30)	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.31)	Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.32)	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.33)	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.34)	Employment Agreement, dated May 14, 2003, by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).*
(10.35)	Letter Agreement, dated March 27, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Quarterly Operating Revenue.
99.2	Quarterly Condensed Consolidated Statement of Operations.

(
)     Previously filed.

*
Executive Compensation Plans and Arrangements.

(b)
Report on Form 8-K:

        We filed the following report on Form 8-K during the second quarter of 2004:

        On May 4, 2004, we filed a report on Form 8-K announcing our financial results for the first quarter of 2004. Included as exhibits to the Form 8-K were the following financial statements: condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003; condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003; condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003; selected consolidated financial data as of and for the three months ended March 31, 2004 and 2003; and reconciliation of non-GAAP financial measures for the three months ended March 31, 2004 and 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QWEST COMMUNICATIONS INTERNATIONAL INC.
By:	/s/ JOHN W. RICHARDSON John W. Richardson Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

August 3, 2004