Form 10-Q
period 2004-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-11-05
CIK 1037949

Use these links to rapidly review the document
QWEST COMMUNICATIONS INTERNATIONAL INC. FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
Or
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

        At October 31, 2004, 1,815,907,850 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.
FORM 10-Q
TABLE OF CONTENTS

Item
Glossary of Terms
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three and nine months ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Balance Sheets—September 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows—Nine months ended September 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
5.	Other Information
6.	Exhibits
Signature Page

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

  •
  Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmissions technology to support voice, video and data communications applications over regular telephone lines.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues	$3,449	$3,570	$10,372	$10,790
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	1,548	1,965	4,489	4,915
Selling, general and administrative	1,259	1,065	3,755	3,372
Depreciation	659	677	1,974	2,030
Other intangible assets amortization	120	119	367	339
Impairment charges	34	230	77	230
Restructuring	2	37	144	67

Operating loss	(173)	(523)	(434)	(163)

Other expense (income):
Interest expense—net	374	437	1,164	1,321
Loss (gain) on early retirement of debt	5	(15)	1	(44)
Other loss (income)—net	35	(3)	(59)	(98)

Total other expense—net	414	419	1,106	1,179

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(587)	(942)	(1,540)	(1,342)
Income tax benefit (expense)	18	256	(115)	411

Loss from continuing operations	(569)	(686)	(1,655)	(931)
Discontinued operations:
Income from discontinued operations, net of taxes of $0, $1,598, $0 and $1,674, respectively	—	2,517	—	2,644

(Loss) income before cumulative effect of change in accounting principle	(569)	1,831	(1,655)	1,713
Cumulative effect of change in accounting principle, net of taxes of $0, $0, $0 and $131, respectively	—	—	—	206

Net (loss) income	$(569)	$1,831	$(1,655)	$1,919

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.31)	$(0.39)	$(0.92)	$(0.54)
Discontinued operations	—	1.44	—	1.53

(Loss) income before cumulative effect of changes in accounting principles	(0.31)	1.05	(0.92)	0.99
Cumulative effect of change in accounting principle, net of taxes	—	—	—	0.12

Basic and diluted (loss) income per share	$(0.31)	$1.05	$(0.92)	$1.11

Basic and diluted weighted average shares outstanding	1,815,109	1,747,012	1,796,559	1,729,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,809	$1,756
Accounts receivable—net	1,700	1,962
Assets held for sale	165	—
Prepaid and other assets	572	825

Total current assets	4,246	4,543
Property, plant and equipment—net	17,255	18,149
Other intangible assets—net	1,216	1,549
Other assets	2,209	2,102

Total assets	$24,926	$26,343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$652	$1,869
Accounts payable	863	810
Accrued expenses and other current liabilities	2,547	2,275
Deferred revenue and advanced billings	693	721

Total current liabilities	4,755	5,675
Long-term borrowings (net of unamortized debt discount of $50 and $3, respectively)	16,545	15,639
Post-retirement and other post-employment benefit obligations	3,407	3,325
Deferred revenue	571	762
Other long-term liabilities	2,125	1,958

Total liabilities	27,403	27,359
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,816,739 and 1,770,223 shares issued, respectively	18	18
Additional paid-in capital	43,107	42,925
Treasury stock—1,108 and 327 shares, respectively	(20)	(15)
Accumulated deficit	(45,582)	(43,927)
Accumulated other comprehensive loss	—	(17)

Total stockholders' deficit	(2,477)	(1,016)

Total liabilities and stockholders' deficit	$24,926	$26,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS) (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net (loss) income	$(1,655)	$1,919
Adjustments to net (loss) income:
Income from discontinued operations, net of tax	—	(2,644)
Depreciation and amortization	2,341	2,369
Loss on sale of investments and investment write-downs, net	—	13
Provision for bad debts	145	241
Impairment charges	77	230
Cumulative effect of change in accounting principle	—	(206)
Deferred income taxes	5	(386)
Loss (gain) on early retirement of debt	1	(44)
Other non-cash charges	84	155
Changes in operating assets and liabilities:
Accounts receivable	249	212
Prepaid and other current assets	57	27
Accounts payable and accrued expenses	317	263
Deferred revenue and advanced billings	(219)	(294)
Other long-term assets and liabilities	207	(25)

Cash provided by operating activities	1,609	1,830

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,359)	(1,473)
Proceeds from sale of debt securities	212	—
Purchase of debt securities	(212)	—
Proceeds from the sale of equipment	15	7
Other	5	3

Cash used for investing activities	(1,339)	(1,463)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	2,334	1,729
Repayments of long-term borrowings	(2,482)	(2,030)
Repayments of short term borrowings	—	(750)
Debt issuance costs	(50)	(43)
Other	(19)	—

Cash used for financing activities	(217)	(1,094)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash	53	(727)
Net cash generated by discontinued operations	—	273
Proceeds from the sale of a directory business	—	4,290
Beginning balance	1,756	2,253

Ending balance	$1,809	$6,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
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

        In the third quarter of 2002, we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in seven of the 14 states in which we offered these services. In September 2003, we completed the sale of the directory publishing business in the remaining states. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2003. See Note 7—Discontinued Operations.

        We made certain reclassifications to prior balances to conform to the current presentation. In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2004 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2003 (the "2003 Form 10-K"). The condensed consolidated results of operations for the nine month period ended September 30, 2004 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2004 are not necessarily indicative of the results or cash flows expected for the full year.

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

Compensation", our net (loss) income and basic and diluted (loss) income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions, except per share amounts)
Net (loss) income:
As reported	$(569)	$1,831	$(1,655)	$1,919
Add: Stock-option-based employee compensation expense included in reported net (loss) income, net of related tax effects	—	2	(2)	5
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(15)	(16)	(43)	(56)

Pro forma	$(584)	$1,817	$(1,700)	$1,868

Net (loss) income per share:
As reported—basic and diluted	$(0.31)	$1.05	$(0.92)	$1.11
Pro forma—basic and diluted	$(0.32)	$1.04	$(0.95)	$1.08

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

Earnings per share

        The weighted average number of shares used for computing basic and diluted (loss) income per share for the three months ended September 30, 2004 and 2003 was 1.815 billion and 1.747 billion, respectively, and for the nine months ended September 30, 2004 and 2003 was 1.797 billion and 1.729 billion, respectively. For these same periods, the effects of approximately 131 million and 129 million of outstanding stock options were excluded from the calculation of diluted (loss) income per share because the effect was anti-dilutive.

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

        Prior to the adoption of SFAS No. 143, we included in our group depreciation rates estimated net removal costs (removal costs less salvage). These costs have historically been reflected in the calculation of depreciation expense and therefore recognized in accumulated depreciation. When the assets were actually retired and removal costs were expended, the net removal costs were recorded as a reduction to accumulated depreciation. While SFAS No. 143 requires the recognition of a liability for asset retirement obligations that are legally binding, it precludes the recognition of a liability for asset retirement obligations that are not legally binding. Therefore, upon adoption of SFAS No. 143, we reversed the net removal costs within accumulated depreciation for those fixed assets where the removal costs exceeded the estimated salvage value and we did not have a legal removal obligation. This resulted in income from the cumulative effect of a change in accounting principle of $365 million pretax upon adoption of SFAS No. 143 on January 1, 2003. The net income impact for the nine months ended September 30, 2003 was $206 million ($365 million less the $28 million of charges disclosed above, net of income taxes of $131 million).

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

        Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us under the provisions of FIN 46R. Both relationships are with groups of entities that provide Internet port access and services to their customers. The first relationship is with special purpose entities created and wholly owned by KMC Telecom Holdings, Inc. (the "KMC Entities"). Our previously disclosed service contracts and consent agreements with the KMC Entities may be variable interests under FIN 46R. We do not currently have sufficient information about the special purpose entities to complete our analysis under FIN 46R. We have continuously requested this information, but have not received sufficient information to complete our analysis. Until further information about their financial statements and capitalization is available to us, we are unable to come to any conclusion under FIN 46R. Our maximum exposure to loss related to the KMC Entities is the total remaining amount due under our service contracts, which was approximately $230 million as of September 30, 2004. Payments made under our service contracts, which are included in cost of sales, were $220 million and $230 million, respectively, for the nine months ended September 30, 2004 and 2003 and $73 million and $73 million for the three months ended September 30, 2004 and 2003, respectively. See Note 12—Commitment and Contingencies for a discussion of additional potential loss exposure related to KMC.

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

        In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In May 2004, the FASB issued final guidance on how employers that provide post-retirement health care benefits should account for the Act. In the third quarter of 2004, we adopted the provisions of FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003".

        Accounting for the government subsidy provided under the Act reduced our accumulated post-retirement benefit obligation by $235 million. The Act reduced the prescription drug expense component of our year-to-date 2004 post-retirement benefit expenses by $25 million ($25 million after-tax). Due to the immaterial impact of the adoption of FSP 106-2 on our year-to-date statement of operations we recorded the $16 million impact from prior quarters in the third quarter and did not restate our first and second quarter 2004 results. We expect that accounting for the Act will result in an annual decrease of $33 million from what our post-retirement health care benefit costs otherwise would be. See Note 8—Pension Plan Benefits.

Note 2: Assets Held for Sale

Wireless assets

        As reported in 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, and we began offering these Sprint services under our brand name in March of 2004. In the second quarter of 2004, we committed to a plan to dispose of our PCS licenses and related wireless network assets in our local service area. As of that date, we classified those assets as held for sale and we ceased further depreciation of the wireless network assets in our local service area. These assets have a net book value of $163 million as of September 30, 2004, and are included in our wireless services segment. Had we not committed to a plan for disposal of these assets, we would have recorded additional depreciation expense of $3 million and $5 million for the three and nine month periods ended September 30, 2004.

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

Excess network supplies held for sale

        We periodically review our network supplies against our usage requirements to identify potential excess supplies for disposal. The excess supplies identified are then moved to held for sale and carried at the lower of cost or estimated sales price. The carrying value of the excess supplies is also reviewed each period and updated for current market conditions. As noted in Note 3—Impairment Charges, we recorded an impairment charge totaling $50 million in the nine month period ended September 30, 2004. The carrying value of the remaining network supplies held for sale at September 30, 2004 totals $2 million and is included in assets held for sale on the balance sheet.

Note 3: Impairment Charges

2004 Impairment Charges

        In conjunction with our effort to sell certain assets, we determined that the carrying amounts were in excess of our expected sales price, which indicated that our investments in these assets may have been impaired at that date. In the third quarter of 2004, pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we recorded an impairment of $26 million to reduce the carrying value of network supplies held for sale to their estimated fair value based on recent selling prices for comparable assets. In addition, we recorded an impairment charge of $8 million for hosting assets sold in conjunction with sub-leasing a network facility. In the second quarter of 2004, we estimated the fair value of our payphone business and network supplies held for sale using actual contract prices and recent selling prices for comparable assets and determined that these assets were impaired by $19 million and $24 million, respectively.

        In accordance with SFAS No. 144, the estimated fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $124 million in accumulated depreciation was eliminated against the cost of these impaired assets in connection with the accounting for these impairments. The impact of the impairments is expected to reduce our annual depreciation expense by approximately $4 million in 2004 and approximately $8 million in subsequent years.

2003 Impairment Charge

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allowed us to resell Sprint's wireless services. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, we determined, in the third quarter of 2003, that certain asset groups were not expected be recovered through future projected cash flows and recorded an impairment charge of $230 million.

        In accordance with SFAS No. 144, the fair value of the impaired assets became the new basis for accounting purposes. As such, approximately $25 million in accumulated depreciation was eliminated in connection with the accounting for the impairment. This impairment reduced our annual depreciation and amortization expense by approximately $40 million, effective October 1, 2003.

Note 4: Income Tax Provision

        In the second quarter of 2004, we recorded income tax expense of $136 million related to a change in the expected timing of deductions related to our tax strategy, referred to as the Contested Liability Acceleration Strategy ("CLAS"), which we implemented in 2000. In early June 2004, we completed a reassessment of our strategy and determined it was necessary to adjust our accounting. In July of 2004, we were formally notified by the Internal Revenue Service ("IRS") that it is contesting the CLAS tax strategy. The change in expected timing of deductions caused an increase in our net operating loss carry-forwards ("NOLs") generated over the period from 2001 to 2004. Because we are not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we recorded an increase in our valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September of 2004 the IRS issued a Notice of Proposed Adjustment of penalty on this transaction. We intend to vigorously defend our position on this and other tax matters.

        In the fourth quarter of 2004, the IRS billed us for additional taxes due for past years. This billing relates to the preparation of a carryback claim from the year 2000, and resulted in additional Alternative Minimum Tax ("AMT") due. The payment of this AMT liability results in AMT Credit carryforwards that we expect to realize as a reduction in our potential tax liabilities. We have reclassified $223 million as a current liability for this matter. Also, we paid $186 million of the liability in November 2004. The remaining portion of the liability for this matter relates to potential penalties and related interest of $37 million.

Note 5: Borrowings

        Our borrowings, net of discounts and premiums, consisted of the following for the dates indicated:

	September 30, 2004	December 31, 2003
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$630	$1,834
Current portion of capital lease obligations and other	22	35

Total current borrowings	$652	$1,869

Long-term borrowings:
Long-term notes	$16,499	$15,576
Long-term capital lease obligations and other	46	63

Total long-term borrowings	$16,545	$15,639

        In August 2004, Qwest Corporation ("QC") issued $575 million in notes with a seven-year maturity and a 7.875% interest rate. The notes are unsecured general obligations and will rank equally with all of QC's other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with QC's other long-term debt. QC plans to file an exchange offer registration statement for a new issue of substantially identical notes within 315 calendar days of the date of issuance of the notes. If the exchange offer registration statement does not become effective within 315 calendar days of the date of issuance of the notes or the exchange offer is not consummated within 45 days of the registration statement's effectiveness, the rate at which cash interest accrues will increase to 8.125%. The aggregate net proceeds from the offering have been or will be used for general corporate purposes, including funding or refinancing our investments in telecommunication assets. Substantially concurrent with the issuance of notes, QC purchased $569 million face amount of QC's 7.20% notes due November 1, 2004 for $587 million, including accrued interest of $13 million, resulting in a loss of $5 million on the extinguishment of this debt.

        In addition, concurrent with the issuance of these notes, QC entered into interest rate swap agreements relating to the $575 million of notes described above, to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The effective floating interest rate on the swap agreements is the London interbank offered rate ("LIBOR") plus 3.43%. The interest rate swap agreements are designated as fair-value hedges, which effectively converts this portion of our fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. We have determined that there is no ineffectiveness in regard to these swap agreements. The impact on interest expense from this transaction in the third quarter was minimal.

        On May 1, 2004, QC redeemed all of the $100 million outstanding principal on its 5.65% notes due November 1, 2004 and all of the $41 million outstanding principal amount on its 39-year 5.5% debentures due June 1, 2005 at par and all related interest ceased to accrue.

        On February 26, 2004, we completed a cash tender offer for the purchase of up to $963 million of aggregate principal amount of QCF's 5.875% notes due in August 2004. We received and accepted tenders of approximately $921 million in total principal amount of the QCF notes and paid $939 million in cash. We recorded a loss of $21 million on the retirement of this debt. The loss is included in other expense (income)—net in our condensed consolidated statement of operations.

        On February 5, 2004, Qwest issued a total of $1.775 billion of senior notes which consisted of $750 million in floating rate notes due in 2009 with interest at LIBOR plus 3.50% (4.75% as of September 30, 2004), $525 million fixed rate notes due in 2011 with an interest rate of 7.25%, and

$500 million fixed rate notes due in 2014 with an interest rate of 7.50% (the "2009, 2011 and 2014 Qwest Notes"). These notes are guaranteed by Qwest Capital Funding, Inc. ("QCF") and Qwest Services Corporation ("QSC"). The guarantee by QCF is on a senior unsecured basis and the guarantee by QSC is on a senior subordinated secured basis. The QSC guarantee is secured by a lien on certain assets of QSC, including the stock of QC and all debt owed to QSC. This collateral also secures other obligations of QSC, but the lien securing the QSC guarantee is (1) junior to the lien securing senior debt secured by the collateral, including the 2004 QSC Credit Facility, described below, and (2) senior to the lien securing the 13.0% QSC notes due in 2007, the 13.5% QSC notes due in 2010 and the 14% QSC notes due in 2014 (the "2007, 2010 and 2014 QSC Notes"), and certain other obligations. Upon the release of the liens securing the 2007, 2010 and 2014 QSC Notes and certain other obligations, subject to certain conditions, this collateral will be released and the subordinated provisions will terminate such that the 2009, 2011 and 2014 Qwest Notes will be guaranteed on a senior unsecured basis by QSC. The covenant and default terms of these notes include but are not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and loans and other payment restrictions; (iv) limitations on asset sales or transfers; (v) limitations on transactions with affiliates; (vi) limitations on liens; (vii) limitations on mergers and consolidation and (viii) limitations on business activities. If any series of the notes receive investment grade ratings, most of the covenants with respect to any series of the notes will be subject to suspension or termination. Under the indenture governing the notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million.

        The net proceeds from the notes were used for general corporate purposes, including repayment of indebtedness. Concurrent with the issuance of the notes, QSC paid off in full the outstanding balance of $750 million, terminated its credit facility and established a new three-year $750 million revolving credit facility, (the "2004 QSC Credit Facility") which is subject to restrictions on use of proceeds, as described below. If drawn, the 2004 QSC Credit Facility would, at our election, bear interest at a rate of adjusted LIBOR or a base rate, in each case plus an applicable margin. Such margin varies based upon the credit ratings of the facility and is currently 2.5% for LIBOR based borrowings and 1.5% for base rate borrowings. The 2004 QSC Credit Facility is guaranteed by Qwest Communications International Inc. We have not borrowed any amounts on the 2004 QSC Credit Facility.

        The 2004 QSC Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-Consolidated EBITDA ratio (Consolidated EBITDA as defined in the 2004 QSC Credit Facility is a measure of EBITDA that starts with our net income (loss) and adjusts for taxes, interest and non-cash and certain non-recurring items) of not more than 6.0 to 1.0 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-Consolidated EBITDA ratio of not more than 2.5 to 1.0. These financial covenants will be suspended while the 2004 QSC Credit Facility remains undrawn. The 2004 QSC Credit Facility contains certain other covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on using any proceeds to pay settlements or judgments relating to investigations and securities actions discussed in Note 12—Commitments and Contingencies; (iv) limitations on dividends and other payment restrictions; (v) limitations on mergers, consolidations and asset sales; (vi) limitations on investments; and (vii) limitations on liens. We must pay off any borrowings under the 2004 QSC Credit Facility upon certain changes of control. The 2004 QSC Credit Facility also contains provisions for cross acceleration and cross payment default relating to any other of our debt obligations and the debt obligations of our subsidiaries in the aggregate in excess of $100 million. The 2004 QSC Credit Facility is secured by a senior lien on certain assets of QSC, including the stock of QC and all debt owed to QSC.

        During the nine months ended September 30, 2004, we exchanged $169 million of existing QCF notes plus $3 million of accrued interest, for approximately 37 million shares of our common stock with an aggregate value of $144 million. The effective share price for the exchange transactions ranged from $4.01 per share to $5.32 per shares. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.60 per share to $4.39 per share. As a result, we recorded a gain of $25 million on debt extinguishments during the nine month period ended September 30, 2004. These gains are included in other expense (income)—net in our condensed consolidated statement of operations. None of these transactions occurred in the three months ended September 30, 2004.

Note 6: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of September 30, 2004 and December 31, 2003, the amounts included as current liabilities are $178 million and $147 million and the long-term portions are $334 million and $377 million, respectively. Charges to earnings for severance benefits have been recognized in accordance with provisions of SFAS No. 112, "Employer's Accounting for Post employment Benefits" and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and consisted primarily of cash severance, medical benefits, outplacement, payroll taxes and other benefits pursuant to established severance policies. Costs to exit leased operating facilities have been charged to earnings in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

2004 Restructuring

        An analysis of activity associated with new and existing restructuring reserves for the nine months ended September 30, 2004 is as follows:

	2004 Restructuring Plan	2003 Restructuring Plan	2002 and Prior Restructuring Plans	Totals
	(Dollars in millions)
Balance December 31, 2003	$—	$117	$407	$524
Provisions	158	—	7	165
Utilizations	(65)	(50)	(41)	(156)
Reversals	—	(11)	(10)	(21)

Balance September 30, 2004	$93	$56	$363	$512

        During the nine months ended September 30, 2004, we identified specific employee reductions in various functional areas to balance our workload with business demands. As a result we established a severance reserve and recorded a charge to our condensed consolidated statement of operations of $158 million to cover the costs for severance benefits pursuant to established severance policies. Severance payments generally extend from two to twelve months. Through September 30, 2004, approximately 3,200 of the 3,500 planned employee reductions had been completed. The remaining reductions are expected to occur over the next twelve months. Through September 30, 2004 we utilized $65 million of the 2004 restructuring reserves for severance payments.

        As of September 30, 2004, 2,200 of the 2,300 planned employee reductions under the 2003-restructuring plan had been completed and an additional $48 million of the restructuring reserve had been used for severance payments during the nine months ended September 30, 2004. Also, as a part of the 2003 and prior restructuring plans, we permanently abandoned a number of operating and administrative facilities. For the nine months ended September 30, 2004, we utilized $2 million primarily for amounts due under the leases and reversed $4 million related to favorable developments in terminating remaining lease obligations for one of our abandoned web hosting centers. Additionally we reversed $7 million of our established reserve for employee placement. We expect the balance of the reserve to be utilized to pay remaining severance and remaining lease payments.

        In prior periods, as part of the 2002 and prior restructuring plans, we permanently abandoned 104 leased facilities and recorded a charge to restructuring and other charges in our condensed consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases (up to five years), net of estimated sublease rentals, and estimated costs to terminate the leases. Also, in 2001 we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified ten web-hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. Certain of these leases are for terms of up to 20 years. For the nine months ended September 30, 2004, we utilized $41 million of the established reserves primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases or sooner if market conditions enable transactions to exit the remaining lease obligations.

Note 7: Discontinued Operations

        The following table presents the summarized results of operations for the three and nine months ended September 30, 2003 related to our discontinued operations. These results primarily relate to our directory publishing business. Since the sale of our directory publishing business was completed in September 2003, there were no discontinued operations for the three and nine months ended September 30, 2004.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Dollars in millions)
Revenue	$178	$649
Costs and expenses:
Cost of sales	66	217
Selling, general and administrative	31	83

Income from operations	81	349
Gain on sale of directory publishing business	4,080	4,080
Other expense	46	111

Income before income taxes	4,115	4,318
Income tax provision	1,598	1,674

Income from discontinued operations	$2,517	$2,644

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

        The components of the net pension credit, non-qualified pension benefit cost and post-retirement benefit cost are as follows:

	Pension Cost (Credit) Three Months Ended September 30,		Non-Qualified Pension Cost Three Months Ended September 30,		Post-retirement Benefit Cost Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003
	(Dollars in millions)
Service Cost	$41	$42	$1	$3	$5	$6
Interest Cost	142	147	1	1	81	96
Expected return on plan assets	(193)	(210)	—	—	(33)	(34)
Amortization of transition asset	(16)	(18)	—	—	—	—
Amortization of prior service cost	(1)	—	—	—	(6)	(5)
Recognized net actuarial (gain) loss	1	—	—	—	6	29

Net (credit) expense included in current earnings (loss)	$(26)	$(39)	$2	$4	$53	$92

	Pension Cost (Credit) Nine Months Ended September 30,		Non-Qualified Pension Cost Nine Months Ended September 30,		Post-retirement Benefit Cost Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003
	(Dollars in millions)
Service Cost	$123	$126	$3	$7	$15	$18
Interest Cost	426	441	3	3	265	288
Expected return on plan assets	(580)	(630)	—	—	(99)	(102)
Amortization of transition asset	(48)	(54)	1	1	—	—
Amortization of prior service cost	(4)	—	—	—	(18)	(15)
Recognized net actuarial (gain) loss	5	—	—	—	52	87

Net (credit) expense included in current earnings (loss)	$(78)	$(117)	$7	$11	$215	$276

        The net pension expense is allocated between cost of sales and selling, general and administrative expense in the consolidated statements of operations. The measurement date used to determine pension and other post-retirement benefit measures for the pension plan and the post-retirement benefit plan is December 31.

Medicare Prescription Drug, Improvement, and Modernization Act of 2003

        In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We sponsor several post-retirement health care plans that provide prescription drug benefits, which we deem actuarially equivalent to Medicare Part D. In the third quarter of 2004, we recognized the impact of the federal subsidy on the calculation of our accumulated post-retirement benefit obligation and net post-retirement benefit costs. In accordance with FSP No. 106-2, issued in May 2004, we recognized a $235 million reduction of our accumulated post-retirement benefit obligation using our December 31, 2003 measurement date. The effect of the subsidy reduced our net periodic post-retirement benefit cost by $25 million ($25 million after-tax) for the nine months ended September 30, 2004. Due to the immaterial impact of the adoption of FSP 106-2 on our year-to-date statement of operations, we recorded the $16 million impact from prior quarters in the third quarter and will not be restating our results for the first and second quarters of 2004.

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

        The CODM of a business represents the highest level of management who is responsible for the overall allocation of resources within the business and assessment of the performance of the business. Our CODM is our Chief Executive Officer. Set forth below is revenue and operating expense information for the three and nine months ended September 30, 2004 and 2003 for our three operating segments at September 30, 2004: wireline services, wireless services and other services. Management evaluates the performance of each segment and allocates capital resources based on segment income as defined below. Until September 2003, we also operated a fourth segment, our directory publishing business, which as described in Note 7—Discontinued Operations, has been classified as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and accordingly is not presented in our segment results below.

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

        Information for all periods has been conformed to our September 30, 2004 presentation, as described above. Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenues shown below for each segment are derived from transactions with external customers. We do not separately track the total assets of our wireline or other services segments. As such, total asset information for the three segments shown below is not presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)
Operating revenues:
Wireline services	$3,308	$3,407	$9,956	$10,303
Wireless services	132	152	387	457
Other services	9	11	29	30

Total operating revenues	$3,449	$3,570	$10,372	$10,790

Operating expenses:
Wireline services	$1,752	2,252	$5,260	5,900
Wireless services	148	89	332	274
Other services	907	689	2,652	2,113

Total segment expenses	$2,807	$3,030	$8,244	$8,287

Segment income (loss):
Wireline services	$1,556	$1,155	$4,696	$4,403
Wireless services	(16)	63	55	183
Other services	(898)	(678)	(2,623)	(2,083)

Total segment income	$642	$540	$2,128	$2,503

Capital expenditures:
Wireline	$326	$403	$1,089	$1,126
Wireless	2	—	3	10
Other	90	139	271	374

Total capital expenditures	418	542	1,363	1,510
Non-cash investing activities	—	(2)	(4)	(37)

Total cash capital expenditures	$418	$540	$1,359	$1,473

        The following table reconciles segment income to net income (loss) for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)
Segment income	$642	$540	$2,128	$2,503
Depreciation	(659)	(677)	(1,974)	(2,030)
Other intangible assets amortization	(120)	(119)	(367)	(339)
Impairment charges	(34)	(230)	(77)	(230)
Restructuring and other charges	(2)	(37)	(144)	(67)
Total other expense—net	(414)	(419)	(1,106)	(1,179)
Income tax benefit (expense)	18	256	(115)	411
Income from discontinued operations, net of taxes	—	2,517	—	2,644
Cumulative effect of change in accounting principle, net of taxes	—	—	—	206

Net (loss) income	$(569)	$1,831	$(1,655)	$1,919

        Set forth below is revenue information for the three and nine months ended September 30, 2004 and 2003 for revenues derived from external customers for our products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)
Operating revenues:
Local voice	$1,577	$1,745	$4,815	$5,348
Long-distance	549	468	1,541	1,381
Access	237	252	740	750

Total voice services	2,363	2,465	7,096	7,479
Data and Internet services	945	942	2,860	2,824

Total wireline segment revenues	3,308	3,407	9,956	10,303
Wireless segment revenues	132	152	387	457
Other services revenues	9	11	29	30

Total operating revenues	$3,449	$3,570	$10,372	$10,790

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

Note 10: Non-Cash Activities

        During the nine months ended September 30, 2004, we exchanged debt with a carrying value of $169 million that was issued by QCF for approximately 37 million shares of our common stock with a value of $144 million and recorded a $25 million gain on debt extinguishment.

        During the nine months ended September 30, 2003, we exchanged debt with a carrying value of $238 million that was issued by QCF. In exchange for the debt, we issued approximately 50 million shares of our common stock with a value of $194 million and recorded a $44 million gain on early retirement of debt.

Note 11: Other Comprehensive Income (Loss)

        Other comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)

Net (loss) income	$(569)	$1,831	$(1,655)	$1,919
Adjustments to other comprehensive income	—	2	17	1

Comprehensive (loss) income	$(569)	$1,833	$(1,638)	$1,920

Note 12: Commitments and Contingencies

        Throughout this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. When we refer to a derivative action as "purported," it is because the plaintiff alleges that he, she or it has brought the claim on our behalf and the court has not yet ruled that the complaint meets the requirements for a proper derivative case.

  Investigations and Securities Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters; however, we have recently settled the investigation of us by the Securities and Exchange Commission, or SEC, as described in more detail in "Note 13—Subsequent Events" below. In December 2003, we recorded a charge in our financial statements amounting to $200 million in connection with these matters, and, in June 2004, we recorded an additional charge of $300 million. The total reserve as of June 2004 included a reserve for the SEC investigation that was settled in October 2004. We recently recorded a further charge of $250 million, bringing the aggregate reserve to $750 million, which represents the payment to be made to the SEC and the minimum estimated amount of loss we believe is probable with respect to the securities actions described below. As discussed in more detail in "Note 13—Subsequent Events" below, the $750 million reserve established by these charges includes the $250 million to be paid in connection with the SEC's settlement of its investigation of us.

        We have recorded our estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. If the $500 million in recorded reserve that will remain after we have paid the amounts owed under the SEC settlement is insufficient to cover these other matters, we will need to record additional charges to our statement of operations in future periods. Additionally, we are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these remaining matters due to their preliminary and complex nature, and, as a result, the amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

        At this time, we believe that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of $200 million of insurance proceeds, consisting of $143 million of cash and $57 million of irrevocable letters of credit, that were placed in a trust to cover our losses and the losses of individual insureds following our November 12, 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the investigations and securities and derivative actions described below.

        We continue to defend against the securities actions vigorously. However, we are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales.

Investigations

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest's business. We believe the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in our 2002 Form 10-K and transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us. We are continuing in our efforts to cooperate fully with the U.S. Attorney's Office in its investigation. However, we cannot predict the outcome of this investigation or the timing of its resolution.

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

        In addition, as the General Services Administration, or GSA, previously announced in July 2002, it is conducting a review of all contracts with Qwest for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the

GSA Suspension/Debarment Official the question of whether Qwest and its subsidiaries should be considered for debarment. We have been informed that the basis for the referral was the February 2003 indictment against four former Qwest employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. We are cooperating fully with the GSA and believe that Qwest and its subsidiaries will remain suppliers of the Federal government; however, if we are not allowed to be a supplier to the Federal government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of our consolidated annual revenue.

Securities Actions

        Since July 27, 2001, 13 putative class action complaints have been filed in federal district court in Colorado against Qwest alleging violations of the federal securities laws. One of those cases has been dismissed. By court order, the remaining actions have been consolidated into a consolidated securities action, which we refer to herein as the "consolidated securities action."

        On August 21, 2002, plaintiffs in the consolidated securities action filed their Fourth Consolidated Amended Class Action Complaint, or the Fourth Consolidated Complaint, which defendants moved to dismiss. On January 13, 2004, the United States District Court for the District of Colorado granted the defendants' motions to dismiss in part and denied them in part. In that order, the court allowed plaintiffs to file a proposed amended complaint seeking to remedy the pleading defects addressed in the court's dismissal order. On February 6, 2004, plaintiffs filed a Fifth Consolidated Amended Class Action Complaint, or the Fifth Consolidated Complaint. The Fifth Consolidated Complaint is purportedly brought on behalf of purchasers of publicly traded securities of Qwest between May 24, 1999 and July 28, 2002, and names as defendants Qwest, Qwest's former Chairman and Chief Executive Officer, Joseph P. Nacchio, Qwest's former Chief Financial Officers, Robin R. Szeliga and Robert S. Woodruff, other of Qwest's former officers and current directors and Arthur Andersen LLP. The Fifth Consolidated Complaint alleges, among other things, that during the putative class period, Qwest and certain of the individual defendants made materially false statements regarding the results of Qwest's operations in violation of section 10(b) of the Securities Exchange Act of 1934, or the Exchange Act, certain of the individual defendants are liable as control persons under section 20(a) of the Exchange Act, and certain of the individual defendants sold some of their shares of Qwest's common stock in violation of section 20A of the Exchange Act. The Fifth Consolidated Complaint further alleges that Qwest and certain other defendants violated section 11 of the Securities Act of 1933, as amended, or the Securities Act, by preparing and disseminating false registration statements and prospectuses for the registration of Qwest common stock to be issued to U S WEST shareholders in connection with the merger of the two companies (the "Merger"), and for the exchange of $3 billion of Qwest's notes pursuant to a registration statement dated January 17, 2001, $3.25 billion of Qwest's notes pursuant to a registration statement dated July 12, 2001, and $3.75 billion of Qwest's notes pursuant to a registration statement dated October 30, 2001. Additionally, the Fifth Consolidated Complaint alleges that certain of the individual defendants are liable as control persons under section 15 of the Securities Act by reason of their stock ownership, management positions and/or membership or representation on the Company's Board of Directors, or the Board. The Fifth Consolidated Complaint seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the putative class will seek damages in the tens of billions of dollars. On March 8, 2004, Qwest and other defendants filed motions to dismiss the Fifth Consolidated Complaint. Those motions are pending before the court.

        Since March 2002, seven putative class action suits brought under the Employee Retirement Income Security Act of 1974, as amended, were filed in federal district court in Colorado purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until the present. These suits also purport to seek relief on behalf of the Plan. By court order, these putative class actions have been consolidated and a Second Amended and Consolidated Complaint was filed on May 21, 2003, referred to as the "consolidated ERISA action." An eighth case was filed in June 2004, which, although not a putative class action, purports to seek relief on behalf of the Plan. This case contains allegations similar to those in the consolidated ERISA action, and thus Qwest expects it to be consolidated with that action. Defendants in the consolidated ERISA action include Qwest, several former and current directors of Qwest, certain former officers of Qwest, Qwest Asset Management, Qwest's Plan Design Committee, the former Plan Investment Committee and the former Plan Administrative Committee of the pre-Merger Qwest 401(k) Savings Plan. The consolidated ERISA action alleges, among other things, that the defendants breached fiduciary duties to the Plan participants and beneficiaries by allegedly allowing excessive concentration of the Plan's assets in Qwest's stock, requiring certain participants in the Plan to hold the matching contributions received from Qwest in the Qwest Shares Fund, failing to disclose to the participants the alleged accounting improprieties that are the subject of the consolidated securities action, failing to investigate the prudence of investing in Qwest's stock, continuing to offer Qwest's stock as an investment option under the Plan, failing to investigate the effect of the Merger on Plan assets and then failing to vote the Plan's shares against it, preventing Plan participants from acquiring Qwest's stock during certain periods, and, as against some of the individual defendants, capitalizing on their private knowledge of Qwest's financial condition to reap profits in stock sales. Plaintiffs seek equitable and declaratory relief, along with attorneys' fees and costs and restitution. In response to motions to dismiss the consolidated ERISA action, the court dismissed claims regarding the voting of shares in favor of the Merger, and denied the remainder of those motions. Plaintiffs moved for class certification. The court denied that motion, but instructed the plaintiffs to file a modified motion for class certification. Plaintiffs have filed a new motion for class certification.

        On June 27, 2002, a putative class action was filed in the District Court for the County of Boulder against us, The Anschutz Family Investment Co., Philip Anschutz, Joseph P. Nacchio and Robin R. Szeliga on behalf of purchasers of Qwest's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000. The complaint alleges, among other things, that Qwest and the individual defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make Qwest appear successful and to inflate the value of Qwest's stock. The complaint asserts claims under sections 11, 12, 15 and 17 of the Securities Act. The complaint seeks unspecified monetary damages, disgorgement of illegal gains and other relief. On July 31, 2002, the defendants removed this state court action to federal district court in Colorado and subsequently moved to consolidate this action with the consolidated securities action identified above. Plaintiffs moved to remand the lawsuit back to state court, which defendants opposed. On September 23, 2004, the court issued an order granting plantiffs' motion for remand.

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

        On February 9, 2004, Stichting Pensioenfonds ABP, or SPA, filed suit against us, certain of our former officers and employees, certain of our current and former directors, as well as several other defendants, including Arthur Andersen LLP, Citigroup Inc. and various affiliated corporations of Citigroup Inc., in the United States District Court for the District of Colorado. Qwest and certain other defendants moved to dismiss that complaint. On July 7, 2004, while those motions were pending, SPA filed an amended complaint. SPA alleges in its amended complaint that the defendants engaged in fraudulent conduct that caused SPA to lose more than $100 million related to SPA's investments in Qwest's equity securities purchased between July 5, 2000 and March 11, 2002. The complaint alleges, among other things, that defendants created a false perception of Qwest's revenues and growth prospects. SPA alleges claims against Qwest and other defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, negligent misrepresentation, respondeat superior, and civil conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause Qwest to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than Qwest. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs. Defendants have filed motions to dismiss the amended complaint. These motions are pending.

        On March 22, 2004, Shriners Hospital for Children, or SHC, filed suit against us, certain of our former employees, and certain unidentified persons in the District Court for the City and County of Denver. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado. In July 2004, SHC filed an amended complaint in the United States District Court for the District of Colorado. The amended complaint alleges claims against Qwest and the individual defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation, similar to the claims alleged in the initial complaint, and adds new claims against all defendants based upon sections 10(b), 18(a) and 20(a) of the Exchange Act. SHC alleges compensatory damages of $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys' fees. Defendants have filed motions to dismiss the amended complaints. These motions are pending.

        On or about March 30, 2004, Teachers' Retirement System of Louisiana, or TRSL, filed suit against us, certain of our former employees, and certain unidentified persons in the District Court for the City and County of Denver. On April 16, 2004, defendants removed this case to the United States District Court for the District of Colorado. In July 2004, TRSL filed an amended complaint in the United States District Court for the District of Colorado. The amended complaint alleges claims against Qwest and the individual defendants based upon Colorado state securities laws, common law fraud, and negligent misrepresentation, similar to the claims alleged in the initial complaint, and adds new claims against all defendants based upon sections 10(b), 18(a) and 20(a) of the Exchange Act. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys' fees. Defendants have filed motions to dismiss the amended compliant. These motions are pending.

        On September 22, 2004, a number of New York City pension and retirement funds ("NYC Funds") filed a lawsuit against us, certain of our former officers and employees, certain of our current and former directors, as well as several other defendants, including Arthur Andersen LLP, Citigroup, Inc., and various affiliated corporations of Citigroup, Inc., in the United States District Court for the District of Colorado. The NYC Funds allege in their complaint that the defendants engaged in fraudulent conduct that caused NYC Funds to lose more than $300 million related to NYC Funds' investments in Qwest common stock and bonds purchased between May 1, 1999 and July 28, 2002. The complaint alleges, among other things, that defendants created a false perception of Qwest's revenues and growth prospects. NYC Funds allege claims against Qwest and other defendants for violations of sections 18 and 10(b) of the Exchange Act and SEC Rule 10b-5, violations of the Colorado Securities Act and common law fraud, negligent misrepresentation, respondeat superior, and civil conspiracy. The complaint also contends that certain of the individual defendants are liable as "control persons" because they had the power to cause Qwest to engage in the unlawful conduct alleged by plaintiffs in violation of section 20(a) of the Exchange Act, and alleges other claims against defendants other than Qwest. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, fees and costs.

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

        The Minnesota Commission issued its final, written decision setting forth various penalties, credits and obligations on May 21, 2003. The Minnesota Commission decision would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $19 million. Of the $19 million, about $5 million has been released by the carriers in bankruptcy proceedings. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. On August 25, 2004, the District Court issued its order. The Court affirmed the Commission's order requiring Qwest to pay the $26 million penalty. The Court reversed and vacated that portion ruling on the credits finding that the Commission did not have the authority to order such remedies. The Commission and carriers have appealed the credit issue to the United States Court of Appeals for the Eighth Circuit, and Qwest has cross-appealed the penalty issue. The appeal is pending.

        Arizona, Colorado, New Mexico, Washington, Iowa, South Dakota and Oregon have also initiated formal proceedings regarding our alleged failure to file required agreements in those states. New Mexico has issued an order providing its interpretation of the standard for filing these agreements, identified certain of our contracts as coming within that standard and opened a separate docket to consider further proceedings. On April 29, 2004, the New Mexico Staff filed comments recommending penalties totaling $5.05 million. New Mexico CLECs also have filed testimony requesting carrier credits. Colorado has also opened an investigation into these matters, and on February 27, 2004, the Staff of the Colorado PUC submitted its Initial Comments. The Colorado Staff's Initial Comments recommended that the PUC open a show cause proceeding based upon the Staff's view that Qwest and CLECs had willfully and intentionally violated federal and state law and Commission rules. The Staff also detailed a range of remedies available to the Commission, including but not limited to an assessment of penalties and an obligation to extend credits to CLECs. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs to resolve claims relating to potential penalties in the docket and that offers CLECs credits that could total approximately $9 million. The proceedings and investigations in New Mexico, Colorado and Washington could result in the imposition of fines and other penalties against us that could be material. Oregon has opened a formal docket to consider a stipulation between Qwest and the Oregon Staff for the payment of a penalty of approximately $1 million. Iowa and South Dakota have concluded their inquiries resulting in no imposition of penalties or obligations to issue credits to CLECs in those states. Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        Illuminet, Inc., a traffic aggregator, and several of its customers have filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota and New Mexico, alleging that they are entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. The commissions in Idaho and Nebraska have ruled in favor of Illuminet and awarded it $1.5 million and $4.8 million, respectively. We sought reconsideration in both states, which was denied and subsequently we perfected appeals in both states. On October 8, 2004, the Nebraska Supreme Court issued an order dismissing Qwest's appeal on procedural grounds. Qwest has filed for reconsideration of the Nebraska Supreme Court decision. The proceedings in the other states and in states where Illuminet has not yet filed complaints could result in agency decisions requiring additional refunds. In addition, Nextel has filed an arbitration requesting refunds due to alleged improper implementation of the signaling services. These actions by Illuminet and Nextel, together with any similar, future actions, could result in additional damages and awards that could be significant.

        In 2001, during the course of obtaining New Mexico state regulatory commission approval for an alternative form of regulation that included defined increases in local exchange telephone rates, we made a commitment to invest in communications infrastructure in New Mexico. The New Mexico regulatory commission has opened a docket to gather information and to investigate whether we are in compliance with or are likely to meet that commitment. The ultimate outcome of this matter is uncertain but could result in obligations or price changes that could be significant.

        To the extent appropriate we have provided for the above matters. We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

  Other Matters

        In January 2001, an amended purported class action complaint was filed in Denver District Court against Qwest and certain current and former officers and directors on behalf of stockholders of U S WEST. The complaint alleges that Qwest had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim Qwest denies. In September 2002, Qwest filed a motion for summary judgment on all claims. Plaintiffs filed a cross-motion for summary judgment on their breach of contract claims only. On July 15, 2003, the court denied both summary judgment motions. Plaintiffs' claims for breach of fiduciary duty and breach of contract remain pending. Additionally, Qwest recently filed motions asking the court to rule on certain discrete issues of law affecting the action. The case is now in the class certification stage, which Qwest is challenging. Plaintiffs' motion for class certification and Qwest's motions for rulings on certain discrete issues of law affecting the action are set for a hearing on November 19, 2004.

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

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed in various courts against Qwest on behalf of landowners in Alabama, California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. Class certification was denied in the Louisiana proceeding and, subsequently, summary judgment was granted in Qwest's favor. A new Louisiana class action complaint has been filed, and Qwest is challenging class certification. Class certification was also denied in the California proceeding, although plaintiffs have filed a motion for reconsideration. Class certification was granted in the Illinois proceeding. Class certification has not been resolved yet in the other proceedings. The complaints challenge Qwest's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge Qwest's right to install fiber optic cable in utility and pipeline rights-of-way. In Alabama, the complaint challenges Qwest's right to install fiber optic cable in any right-of-way, including public highways. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit Qwest to install Qwest's fiber optic cable on the plaintiffs' property. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which Qwest's network passes. The Alabama, California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which Qwest's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. Plaintiffs in the Illinois action have filed a motion to expand the class to a nationwide class. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. Together with some of the other telecommunication carrier defendants, in September 2002, Qwest filed a proposed settlement of all these matters (except those in Louisiana) in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing putative class action claims, except those in Louisiana. Accordingly, with the exception of the Louisiana actions, all other right of way actions were stayed. The settlement and the court's injunction were opposed by some, but not all, of the plaintiffs' counsel and were on appeal before the Seventh Circuit Court of Appeals. As a result of those appeals, on October 19, 2004, a panel of judges on the Seventh Circuit vacated the lower court's approval of the nationwide settlement class and the lower court's stay against competing putative class actions. On November 2, 2004, Qwest and the other defendants filed a petition for reconsideration by both the appellate panel that made the decision and by all of the judges on the Seventh Circuit.

        On January 20, 2004, we filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, "KMC"). We are seeking a declaration that a series of amended contracts and related consent agreements we executed with KMC and its lenders are not effective and to recoup other damages and attorneys' fees and costs. These contracts and related consent agreements would obligate us to pay a net incremental amount of approximately $110 million if determined to be effective. KMC subsequently asserted counterclaims for declaratory judgment and anticipatory breach of contract. We then filed an amended complaint on August 16, 2004, in order to amend and expand our claims and name additional defendants. Also on August 16, 2004, one of these additional defendants, General Electric Capital Corporation ("GECC"), filed a complaint in intervention, seeking to assert claims for declaratory judgment and anticipatory breach of contract against us. GECC and KMC seek a declaration that the relevant contracts are in effect, and claim unspecified damages for anticipatory breach of the contracts/consent agreements and their attorneys' fees and costs.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court alleging that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with an investment by the plaintiff in securities of KPNQwest. Qwest is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. The plaintiff trust claims to have lost $10 million in its investment in KPNQwest. On March 19, 2004, plaintiffs filed a second amended complaint asserting violations of the securities laws and other claims. Defendants' motions to dismiss the second amended complaint were denied.

        On October 4, 2002, a putative class action was filed in the federal district court for the Southern District of New York against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest, in which we were a major shareholder. The complaint alleges, on behalf of certain purchasers of KPNQwest securities, that Ackermans engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and securities. Ackermans was the only defendant named in the original complaint. On January 9, 2004, plaintiffs filed an amended complaint adding as defendants us, certain of our former executives who were also on the supervisory board of KPNQwest, and others. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' fees and costs. After defendants moved to dismiss the first amended complaint, plaintiffs filed a second amended complaint in October 2004.

        On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacity as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the United States District Court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. Qwest is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs' fees and costs. On October 4, 2004, defendants moved to stay the lawsuit and to compel arbitration of all claims.

        The IRS has proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves our allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes our allocation of the costs between us and third parties for whom we were building similar network assets during the same time period. Similar claims have been asserted against us with respect to 1997 and 1998, and it is possible that claims could be made against us for other periods. We are contesting these claims and do not believe the IRS will be successful. Even if they are, we believe that any significant tax obligations will be partially offset as a result of available net operating losses and tax sharing arrangements. Additionally, the IRS has issued a Notice of Proposed Adjustment of penalty in the amount of $37 million related to our CLAS. See Note 4—Income Tax Provision. The Company is contesting this claim and is seeking abatement of this penalty and interest. The ultimate outcomes of all these matters are uncertain and we can give no assurance as to whether an adverse result will have a material effect on our financial results.

        We are subject to a number of environmental matters as a result of our prior operations as part of the Bell System. We believe that expenditures in connection with remedial actions under the current environmental protection laws or related matters will not be material to our business or financial condition.

  Intellectual Property

        We frequently receive offers to take licenses for patent and other intellectual rights, including rights held by competitors in the telecommunications industry, in exchange for royalties or other substantial consideration. We also regularly are the subject of allegations that our products or services infringe upon various intellectual property rights, and receive demands that we discontinue the alleged infringement. We normally investigate such offers and allegations and respond appropriately, including defending ourselves vigorously when appropriate. There can be no assurance that, if one or more of these allegations proved to have merit and involved significant rights, damages or royalties, this would not have a material adverse effect on us. We have provided for certain of the above intellectual property matters in our condensed consolidated financial statements as of September 30, 2004. Although the ultimate resolution of these claims is uncertain, we do not expect any material adverse impacts as a result of the resolution of these matters.

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

Note 13: Subsequent Events

Settlement with the Securities and Exchange Commission

        On October 21, 2004, we entered into a settlement with the SEC, concluding a formal investigation concerning our accounting and disclosures, among other subjects, that began in April 2002. In connection with this settlement, the SEC filed a complaint against us in federal district court in Denver, Colorado. The complaint alleges violations of several provisions of the federal securities laws, including the anti-fraud provisions, relating principally to our financial reporting and disclosures. We agreed, without admitting or denying the allegations of the complaint, to consent to the entry of a final judgment to be entered by the court. The final judgment, which was entered by the court on November 4, 2004, among other things, enjoins us from future violations of certain provisions of the securities laws and requires us to pay a civil money penalty of $250 million in two installments of $125 million each (the first of which must be paid within 20 business days of the entry of the judgment and the second must be paid by December 31, 2005), plus $1 as nominal disgorgement. The reserve discussed in Note 12—Commitments and Contingencies includes the $250 million civil money penalty to be paid to the SEC pursuant to the settlement. The payments for the settlement will be applied to the reserve when paid.

        The final judgment also requires us to maintain a Chief Compliance Officer with specified duties and to continue to cooperate with the SEC's ongoing investigation of individuals. At the time of the settlement, the SEC announced that the entire penalty amount would be distributed to investors pursuant to the Fair Fund provision of the Sarbanes-Oxley Act. We anticipate that this distribution will occur under the supervision of the federal district court pursuant to a plan of distribution to be proposed by the SEC and approved by the court.

Debt-related Matters

        As described in Note 5—Borrowings, in August and September 2004, we purchased $569 million face amount of our 7.20% notes due November 1, 2004 for $587 million. On November 1, 2004, we repaid the remaining $181 million principal amounts due under these notes.

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

Business Overview and Presentation

        We provide local telecommunications and related services, long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We also provide long-distance services and reliable, scalable and secure broadband data, voice and video communications outside our local service area as well as globally.

        We previously provided directory-publishing services in our local service area. In the third quarter 2002, we entered into contracts for the sale of our directory publishing business. In November 2002, we closed the sale of our directory publishing business in seven of the 14 states in which we offered these services. In September 2003, we completed the sale of the directory publishing business in the remaining states. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2003. Our analysis presented below is organized in a way that provides the information required, while highlighting the information that we believe will be instructive for understanding the relevant trends going forward. Specific variances from overall trends are further explained in the relevant revenue and expense discussion and analysis that follows the trends discussions. Our operating revenues are generated from our wireline, wireless and other services segments. The presentation of "Operating Revenue" includes revenue results for each of our customer channels within the wireline segment: business, consumer and wholesale. Also, an overview of the segment results is provided in "Segment Results" below. The segment discussion below reflects the way we reported our segment results to our Chief Executive Officer in 2004. We made certain reclassifications to prior balances to conform to the current presentation.

Settlement with the Securities and Exchange Commission

        On October 21, 2004, we entered into a settlement with the SEC, concluding a formal investigation concerning our accounting and disclosures, among other subjects, that began in April 2002. In connection with this settlement, the SEC filed a complaint against us in federal district court in Denver, Colorado. The complaint alleges violations of several provisions of the federal securities laws, including the anti-fraud provisions, relating principally to our financial reporting and disclosures. We agreed, without admitting or denying the allegations of the complaint, to consent to the entry of a final judgment to be entered by the court. The final judgment, which was entered by the court on November 4, 2004, among other things, enjoins us from future violations of certain provisions of the securities laws and requires us to pay a civil money penalty of $250 million in two installments of $125 million each (the first of which must be paid within 20 business days of the entry of the judgment and the second must be paid by December 31, 2005), plus $1 as nominal disgorgement. The reserve discussed in Note 12—Commitments and Contingencies in Item 1 of this report includes the

$250 million civil money penalty to be paid to the SEC pursuant to the settlement. The payments for the settlement will be applied to the reserve when paid.

        The final judgment also requires us to maintain a Chief Compliance Officer with specified duties and to continue to cooperate with the SEC's ongoing investigation of individuals. At the time of the settlement, the SEC announced that the entire penalty amount would be distributed to investors pursuant to the Fair Fund provision of the Sarbanes-Oxley Act. We anticipate that this distribution will occur under the supervision of the federal district court pursuant to a plan of distribution to be proposed by the SEC and approved by the court.

Business Trends

        Our results continue to be impacted by two primary factors influencing the telecommunications industry. First, technology substitution and competition are expected to continue to cause additional access line losses. We expect industry-wide competitive factors to continue to impact our results, and we have developed new strategies for offering complementary services such as wireless, DSL and satellite television. Second, our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services.

Revenue Trends

        Historically, at least 95% of our revenue comes from our wireline segment, which provides voice services and data and Internet services. Access lines are expected to continue decreasing primarily because of technology substitution, including wireless and cable substitution for wireline telephony and cable modem and DSL substitution for dial-up Internet access lines. For the past two years, we have also experienced a decrease in access lines due to our competitors' accelerated use of UNE-P and unbundled local loops to deliver voice services. However, recent changes in some of our competitors' publicly announced strategy should result in fewer losses of access lines due to UNE-P. Recent action by the Washington DC Circuit Court vacating the Federal Communications Commission ("FCC") UNE-P rules, in conjunction with our efforts to negotiate new contracts with CLECs and data access service providers may help mitigate this downward pressure on wireline margins, but with the current status of rules in doubt, we cannot predict how much, or when, the mitigation may occur.

        We have also begun to experience and expect increased competitive pressure from technology substitution and telecommunications providers either emerging from bankruptcy protection or reorganizing their capital structure to more effectively compete against us. As a result, we have been, and may continue to be, forced to respond with less profitable product offerings and pricing plans in an effort to retain and attract customers.

        During 2004, we have seen an increase in our long-distance revenue from our recent re-entry into the long-distance market within our local service area. We expect that further increases in long-distance revenue and expected increases in wireless revenue will offset some of the above mentioned revenue declines. However, our long-distance revenue is also being negatively impacted by pricing pressures and lower usage of long-distance services by individual subscribers, and these factors work to moderate the anticipated increase in long-distance revenue. We are also experiencing growth in long-distance revenues from our wholesale customers. This revenue has related costs that are highly variable. We are currently evaluating the pricing and terms of certain of these customer relationships as well as the manner in which the services are provided, in order to minimize future cost and improve operating results. Also, broadband services continue to be expanded geographically to allow more of our customers to convert from dial-up Internet connections to our DSL services.

        Over the last several years, our wireless revenue has declined as a result of reduced marketing efforts and intense industry competition. Starting in late 2003, we expanded our consumer and small business product offerings to bundle wireless services with our local voice services, broadband services, video services and long-distance services. By offering our customers a complete telecommunications solution, we hope to experience a decrease in the rate of our wireline access line losses. We have redesigned our local services packages to provide customers with the choices and simplicity they expect.

        Wireless offerings are being expanded through a new arrangement with The Sprint Corporation ("Sprint"). Prior to entering this arrangement, we concluded that our wireless services were provided at a competitive disadvantage to other national wireless carriers because our wireless network was limited to areas within our 14-state region, which did not allow for our customers to use their wireless service in a cost effective manner when they traveled out of these areas. Our wireless network also had certain technological capability limitations compared to other wireless carriers. This arrangement enables us to utilize Sprint's nationwide digital wireless network to offer our customers new voice and data capabilities, but it does not give us exclusive rights to resell Sprint services within our 14-state region. We expect this agreement, along with an expansion of distribution channels and a resumption of wireless marketing efforts, to have a positive impact on future wireless revenue. Although our gross margins specific to this arrangement with Sprint will be lower, we expect the reduced margin to be offset by increased sales and lower network expenses, on a company-wide basis, than would have been incurred without this agreement.

Expense Trends

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. Expenses associated with our newer product offerings tend to be more variable in nature. While existing products tend to rely upon our embedded cost structure, the mix of products we expect to sell, combined with regulatory and market pricing stresses, may continue to pressure operating margins. Facility costs are third-party telecommunications expenses we incur to connect customers to networks or to end-user product platforms not owned by us. As revenue decreases, associated facilities costs are not always reduced at the same rate that revenue declines. However, due to the renegotiation of unconditional purchase obligations in 2003, the transition of long-distance traffic from third-party networks to our own network and continuing line optimization efforts, we expect our 2004 cost of sales to remain below 2003 levels.

        In order to improve operational efficiencies, and in response to continued declines in revenue, we have implemented restructuring plans in which we reduced the number of our employees and consolidated and subleased idle real estate properties. We are also constantly reviewing all aspects of the business to identify operational efficiencies and to reduce costs. We will continue to evaluate our staffing levels and cost structure as deemed necessary. The purpose of the costs saving measures is to facilitate our efforts, in the face of downward price pressures and increasing competition, to maintain or improve our cash flow, financial position and results of operations for the foreseeable future. While we have realized savings due to reductions in salaries and wages resulting from our restructuring efforts and lower sales commission expense as a result of lower revenues and a revision to our sales compensation plan. We continue to experience offsetting increases in costs related to current employee health insurance costs. Costs of both our pension plan and our healthcare plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of health care and prescription drugs.

        The table below shows the overall changes to employee-related costs over the three and nine month periods ended September 30, 2004, when compared to the same periods in the prior year.

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Total Employee Costs	$954	$1,052	$(98)	(9)%	$3,013	$3,205	$(192)	(6)%

        Through our continuing productivity improvements, we reduced total employee costs $98 million and $192 million for the three and nine months ended September 30, 2004, respectively. These reductions are reflected in both the statement of operations and in lower capital expenditures. More than half of this reduction is related to improved efficiencies resulting in lower staffing requirements in certain job functions, including customer installations, sales, and back-office areas. The remaining reduction is related to improved capital efficiencies due to a reduced demand for access lines, a slowdown of our DSL footprint expansion, and a greater focus on return-driven software development.

        Beginning in 2002, we have reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. Given the current business environment as discussed in Item 1 of our 2003 Form 10-K, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as DSL, long-distance and VoIP products. The reduced levels of capital expenditures have contributed to our ability to reduce interest-bearing debt.

Results of Operations

Overview

        Our operating revenues are generated within our segments: wireline, wireless and other services. Our wireline segment includes revenue from the provision of voice services and data and Internet services. Within each of the revenue categories described below, we present the customer channel from which the revenue was earned (consumer, business or wholesale). Certain prior periods revenue and expense amounts have been reclassified to conform to the current period presentation. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these. The following is a description of the sources of our revenue:

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

  •
  Wireless services. Our wireless services are provided primarily through our wholly owned subsidiary, Qwest Wireless LLC. We offer wireless services to residential and business customers, providing them with pricing and features designed to make it attractive to add wireless service to their other Qwest services. In August 2003, Qwest Wireless LLC entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004 and continue to transfer our customer base from our network to the Sprint nationwide PCS wireless network.

  •
  Other services. Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

        The following table summarizes our results of operations for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions, except per share amounts)
Operating revenue	$3,449	$3,570	$(121)	(3)%	$10,372	$10,790	$(418)	(4)%
Operating expenses	3,622	4,093	(471)	(12)%	10,806	10,953	(147)	(1)%

Operating loss	(173)	(523)	350	67%	(434)	(163)	(271)	(166)%
Other expense—net	414	419	(5)	(1)%	1,106	1,179	(73)	(6)%

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(587)	(942)	355	38%	(1,540)	(1,342)	(198)	(15)%
Income tax benefit (expense)	18	256	(238)	(93)%	(115)	411	(526)	nm

Loss from continuing operations	(569)	(686)	117	17%	(1,655)	(931)	(724)	(78)%
Income from discontinued operations, net of tax	—	2,517	(2,517)	nm	—	2,644	(2,644)	nm

(Loss) income before cumulative effect of change in accounting principle	(569)	1,831	(2,400)	nm	(1,655)	1,713	(3,368)	nm
Cumulative effect of change in accounting principle	—	—	—	nm	—	206	(206)	nm

Net (loss) income	$(569)	$1,831	$(2,400)	nm	$(1,655)	$1,919	$(3,574)	nm

Basic and diluted (loss) income per share:
Loss per share from continuing operations	$(0.31)	$(0.39)	$0.08	21%	$(0.92)	$(0.54)	$(0.38)	(70)%

Net (loss) income per share	$(0.31)	$1.05	$(1.36)	nm	$(0.92)	$1.11	$(2.03)	nm

nm—percentages
greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

        The following table compares operating revenue for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue
Wireline revenue:
Business local voice	$510	$553	$(43)	(8)%	$1,539	$1,713	$(174)	(10)%
Consumer local voice	856	979	(123)	(13)%	2,650	3,006	(356)	(12)%
Wholesale local voice	211	213	(2)	(1)%	626	629	(3)	0%

Total local voice	1,577	1,745	(168)	(10)%	4,815	5,348	(533)	(10)%

Business long-distance	173	177	(4)	(2)%	508	543	(35)	(6)%
Consumer long-distance	100	79	21	27%	279	211	68	32%
Wholesale long-distance	276	212	64	30%	754	627	127	20%

Total long-distance	549	468	81	17%	1,541	1,381	160	12%

Business access	38	37	1	3%	113	106	7	7%
Consumer access	30	26	4	15%	88	77	11	14%
Wholesale access	169	189	(20)	(11)%	539	567	(28)	(5)%

Total access	237	252	(15)	(6)%	740	750	(10)	(1)%

Total voice services	2,363	2,465	(102)	(4)%	7,096	7,479	(383)	(5)%

Business data and Internet	557	578	(21)	(4)%	1,689	1,692	(3)	0%
Consumer data and Internet	74	56	18	32%	224	150	74	49%
Wholesale data and Internet	314	308	6	2%	947	982	(35)	(4)%

Total data and Internet	945	942	3	0%	2,860	2,824	36	1%

Total wireline revenue	3,308	3,407	(99)	(3)%	9,956	10,303	(347)	(3)%
Wireless revenue	132	152	(20)	(13)%	387	457	(70)	(15)%
Other services revenue	9	11	(2)	(18)%	29	30	(1)	(3)%

Total operating revenue	$3,449	$3,570	$(121)	(3)%	$10,372	$10,790	$(418)	(4)%

Operating Revenue—Three months ended September 30, 2004 as compared to the three months ended September 30, 2003

        Total operating revenue decreased $121 million, or 3%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease can mainly be attributed to local services revenue declines (driven primarily by access line reductions) and wireless revenue declines (driven primarily by a reduction in the number of subscribers), partially offset by increases in long-distance revenue.

  Wireline Revenue

        Wireline revenue decreased by $99 million, or 3%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Data and Internet revenue, as a percentage of total wireline revenue, slightly increased to 29% from 28% for the three months ended September 30, 2004 when compared to the same period in 2003. Voice services revenue, as a percentage of total wireline revenue, decreased slightly to 71% from 72% for the three months ended

September 30, 2004 primarily due to continued consumer access line losses, partially offset by continued growth of long-distance and data and Internet revenue. Changes in the components of wireline revenue are described in more detail below.

  Voice Services

        Voice services revenue decreased $102 million, or 4%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The voice services decrease can be attributed to the decrease in local voice revenue, partially offset by an increase in local long-distance revenue, as described in more detail below.

  Local Voice

        For the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, local voice revenue decreased $168 million, or 10%. Local voice revenue decreases were primarily driven by losses of consumer and business access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. Partially offsetting this decrease was growth in UNE-P access lines and value package offerings; however, this growth was more than offset by losses in other wholesale revenue channels including payphone and collocation.

        The following table shows our access lines by channel as of September 30, 2004 and 2003. We may modify the classification of our access lines from time to time in our efforts to better approximate the related revenue channels. Consistent with the table below, the average net access line loss per quarter was approximately 1% for the four consecutive quarters ended September 30, 2004.

	As of
Access Lines	September 30, 2004	September 30, 2003	Increase/ (Decrease)	% Change
		(in thousands)
Consumer	9,434	10,247	(813)	(8)%
Business	4,447	4,676	(229)	(5)%
Wholesale	1,799	1,431	368	26%

Total	15,680	16,354	(674)	(4)%

        As shown above, between September 30, 2004 and September 30, 2003, total access lines declined by 674,000, or 4%. For the same 12 month period, we experienced consumer access line declines of 813,000, or 8% while business retail access lines declined by 229,000, or 5% during this period. Wholesale lines, which include UNE-P and UNE access lines and, which are reflected in our wholesale channel, increased by 368,000, or 26%. The increase in UNE access lines partially offset the loss of consumer and business retail access lines, but because the pricing structure of UNEs generally involves lower rates, this transition has caused downward pressure on our revenue. Also, a migration of consumer and business customers to our new value packages with lower rates has caused a further overall decrease in revenue for our local voice products in excess of the rate of access line loss.

  Long Distance

        For the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, long-distance voice revenue increased $81 million, or 17%. Our re-entry into the long-distance market started in January 2003 when we began to receive regulatory approval to offer long-distance service in each state within our 14-state region. In the fourth quarter of 2003 we received FCC approval for the last of our 14 in-region states. As we received regulatory approval in each of the states we began to increase the marketing and promotion of InterLATA long-distance service to our customers in these states, resulting in growth of in-region long-distance services revenue. Consumer long-distance revenue increased $21 million, or 27%, for the three months ended September 30, 2004 as compared to the same period in 2003, due to the growth of in-region long-distance revenue, which was partially offset by lower consumer out-of-region long-distance revenue. The lower-out-of-region long-distance revenue was due to competitive pressures resulting in lower pricing and fewer subscribers. Wholesale long-distance revenue increased $64 million, or 30%, due to increased international and domestic long-distance call volume. These increases in consumer and wholesale long-distance were partially offset by the decrease in business long-distance of $4 million, or 2%, resulting primarily from price compression for out-of-region long-distance, partially offset by growth of in-region business long-distance subscribers.

  Access Services

        Access services revenue decreased $15 million, or 6%, for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. The decrease was primarily due to a decline in wholesale access volumes resulting from our increased direct sale of InterLATA long-distance to our in-region customers after receiving regulatory approval.

Wireless Revenue

        Wireless services revenue decreased $20 million, or 13%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in wireless revenue is primarily attributable to a net loss of approximately 15% of our subscribers since September 30, 2003. A substantial portion of this loss occurred in connection with the migration of our customers to the Sprint network. We have a plan in place to simplify the migration process, and we expect improved retention of the 28% of our subscriber base that still needs to be migrated to the Sprint network. This decrease was partially offset by higher feature revenue such as unlimited nights and weekends. We have increased marketing for our new wireless offerings, which have been expanded to allow the bundling of wireless and local services and are being further enhanced through the arrangement with Sprint described above.

Operating Revenue—Nine months ended September 30, 2004 as compared to the Nine months ended September 30, 2003

        Total operating revenue decreased $418 million, or 4%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to voice services revenue decreases (driven primarily by access line reductions) and wireless revenue decreases (driven primarily by a reduction in the number of subscribers), offset by increases in long distance and data and Internet service revenue.

  Wireline Revenue

        Wireline revenue declined by $347 million, or 3%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Data and Internet revenue as a percentage of total wireline revenue increased to 29% for the nine months ended September 30, 2004, from 27% in the same period in 2003. Voice services revenue, as a percentage of total wireline revenue, decreased to 71% for the nine months ended September 30, 2004, from 73% in same period in 2003. Changes in the components of wireline revenue are described in more detail below.

  Voice Services

        Voice services revenue decreased $383 million, or 5%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The voice services decrease was primarily the result of a decrease in local voice services revenue, offset by an increase in long-distance services revenue, as described in more detail below.

  Local Voice

        For the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, local voice revenue decreased $533 million, or 10%. The decrease in local voice revenue was primarily driven by losses of access lines due to competition from both technology substitution and other telecommunications providers reselling our services through the use of UNEs. See the access line loss trend table and related text above for a discussion of access line trends. Also a migration of consumer and business customers to our new value packages with lower rates has caused on overall decrease in revenue for our local voice products in excess of the rate of access line loss.

  Long Distance

        For the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, long-distance voice revenue increased $160 million, or 12%. Our re-entry into the long-distance market started in January 2003 when we began to receive regulatory approval to offer long-distance service in each state within our 14-state region. In the fourth quarter of 2003 we received FCC approval for the last of our 14 in-region states. As we received regulatory approval in each of the states we began to increase the marketing and promotion of InterLATA long-distance service to all of our in-region customers, resulting in growth of in-region long-distance services revenue. Consumer long-distance revenue increased $68 million, or 32%, for the nine months ended September 30, 2004 due to the growth of in-region long-distance revenue, which was partially offset by lower out-of-region long-distance revenue due to competitive pressures resulting in lower pricing and fewer subscribers. Wholesale long-distance revenue increased by $127 million, or 20%, due to increased domestic and international long-distance call volume. These increases were offset by a decrease in business long-distance of $35 million, or 6%, resulting from price compression for out-of-region long-distance, partially offset by growth of in-region long distance subscribers.

  Access Services

        Access services revenue was relatively unchanged with a 1% decrease for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

  Data and Internet Services

        Data and Internet services revenue was relatively flat with a 1% increase for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services to end-user customers, while we previously provided related services to Microsoft on a wholesale basis. As a result, since that time we have been recognizing revenue at higher consumer retail rates rather than the lower wholesale rates we charged Microsoft. In addition, expanded availability and increased marketing efforts are creating volume growth for broadband services. Although the number of consumer DSL subscribers is growing, Internet services pricing, including DSL, are trending down as a result of increased competition. These increases in consumer DSL subscribers and related revenue were offset by wholesale data and Internet services decreases due to customer losses and volume declines.

  Wireless Revenue

        Wireless services revenue decreased $70 million, or 15%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in wireless revenue is primarily attributable to a net loss of approximately 15% of our subscribers since September 30, 2003. A portion of this loss occurred in connection with the migration of our customers to the Sprint network. We have a plan in place to simplify the migration process, and we expect improved retention of the 28% of our subscriber base that still needs to be migrated to the Sprints network. We have increased marketing for our new wireless offerings, which have been expanded to allow the bundling of wireless and local voice services and are being further enhanced through the aforementioned arrangement with Sprint.

Operating Expenses

        The following table provides further detail of our operating expenses for the three months and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating expenses:
Cost of sales	$1,548	$1,965	$(417)	(21)%	$4,489	$4,915	$(426)	(9)%
Selling, general and administrative ("SG&A")	1,259	1,065	194	18%	3,755	3,372	383	11%
Depreciation	659	677	(18)	(3)%	1,974	2,030	(56)	(3)%
Other intangible asset amortization	120	119	1	1%	367	339	28	8%
Impairment charge	34	230	(196)	(85)%	77	230	(153)	(67)%
Restructuring and other charges	2	37	(35)	(95)%	144	67	77	115%

Total operating expenses	$3,622	$4,093	$(471)	(12)%	$10,806	$10,953	$(147)	(1)%

Cost of Sales

        The following table shows a breakdown of cost of sales by major component for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee-related costs	$436	$475	$(39)	(8)%	$1,336	$1,382	$(46)	(3)%
Facility costs	771	1,162	(391)	(34)%	2,175	2,597	(422)	(16)%
Network costs	110	108	2	2%	283	294	(11)	(4)%
Non-employee related costs	231	220	11	5%	695	642	53	8%

Total cost of sales	$1,548	$1,965	$(417)	(21)%	$4,489	$4,915	$(426)	(9)%

Cost of Sales—Three months ended September 30 2004 compared to the three months ended September 30, 2003

        Cost of sales includes facility costs, network costs, salaries and wages, benefits, materials and supplies, contracted engineering services, computer systems support and the cost of CPE sold. Employee-related costs include salaries and wages, benefits, commissions and overtime. Facility costs are third-party telecommunications expenses we incur to connect customers to our network, or to end-user product platforms not owned by us both in-region and out-of-region. Network costs include third-party expenses to repair and maintain the network and supplies to provide services to customers. Non-employee related costs include real estate, cost of sales for CPE, external commissions, outsourced service costs and reciprocal compensation payments.

        Total cost of sales decreased $417 million, or 21%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Cost of sales, as a percentage of revenue, was 45% for the three months ended September 30, 2004 compared to 55% for the three months ended September 30, 2003. Cost of sales decreased mainly due to renegotiated or terminated unconditional purchase commitments, a reduction in salaries and wages due to employee reductions and the transition of long-distance traffic onto our own network.

        Employee-related costs decreased $39 million, or 8%, for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. The decrease was driven by lower salaries and wages due to employee reductions resulting from our restructuring plans and changes in our pension credit resulting in a favorable year to date adjustment. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses, because some of the saved labor time had been spent on capital projects.

        Facility costs decreased $391 million, or 34%, for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. The decrease in 2004 is primarily due to renegotiation, termination or settlement of service arrangements, all resulting in savings during the period of $472 million. Additionally, during the three months ended September 30, 2004 we experienced a decrease of $87 million of costs associated with ongoing programs designed to optimize use of our network and thus reduce third party facility costs. These decreases are partially offset by a $155 million increase due to increased long-distance traffic and increased usage on the Sprint wireless network.

Cost of Sales—Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

        Total cost of sales decreased $426 million, or 9%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The cost of sales decline, which is consistent with lower revenue, is driven primarily by renegotiated or terminated unsettled service arrangements, as discussed in the three months fluctuation analysis above. Additionally cost of sales has been reduced through the renegotiation of unconditional purchase commitments in late 2003 and the transition of long-distance traffic onto our own network. These decreases have been partially offset by variable costs on lower margin products having increasing volumes.

        Employee-related costs decreased $46 million, or 3%, for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The reduced costs were driven by lower salaries and wages due to employee reductions resulting from our restructuring plans and changes in our pension credit resulting in a favorable year to date adjustment. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses, because some of the saved labor time had been spent on capital projects.

        Facility costs decreased $422 million, or 16%, for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The decrease in 2004 is primarily due to renegotiation, termination or settlement of service arrangements, all resulting in savings during the period of $653 million. Additionally, during the nine months ended September 30, 2004 we experienced a decrease of approximately $200 million of costs associated with ongoing programs designed to optimize use of our network and thus reduce third party facility costs. These decreases are partially offset by $366 million of increases due to increased long-distance traffic and increased usage on the Sprint wireless network during the nine months ended September 30, 2004.

Selling, General and Administrative Expenses

        The following table shows a breakdown of selling, general and administrative ("SG&A") expenses by major component for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee-related costs	$407	$423	$(16)	(4)%	$1,296	$1,367	$(71)	(5)%
Property and other taxes	112	114	(2)	(2)%	308	355	(47)	(13)%
Bad debt	39	70	(31)	(44)%	145	242	(97)	(40)%
Non-employee related costs	701	458	243	53%	2,006	1,408	598	42%

Total SG&A	$1,259	$1,065	$194	18%	$3,755	$3,372	$383	11%

SG&A—Three months ended September 30, 2004 as compared to the three months ended September 30, 2003

        SG&A expenses include taxes other than income taxes, bad debt charges, salaries and wages not directly attributable to the provision of products or services, employee benefits, sales commissions, rent for administrative space, marketing and advertising, professional service fees and computer systems support.

        SG&A, as a percentage of revenue, was 37% for the three months ended September 30, 2004 as compared to 30% for the three months ended September 30, 2003. Total SG&A increased $194 million, or 18%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase is attributable to the $250 million additional charge for litigation matters in the third quarter of 2004 that is further discussed in Note 12—Commitments and Contingencies. The increase is partially offset by decreases in employee-related costs and a reduction in bad debt expense driven by improved collection and tightened credit policies.

        Employee-related costs decreased $16 million, or 4%, for the three months ended September 30, 2004, as compared to the same period ended September 30, 2003. The decrease can be attributed to decreases in salaries and wages and overtime. These decreases were due to reductions in administrative staffing levels, the restructuring of information technology services and changes in our pension credit resulting in a favorable year-to-date adjustment. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses, because some of the saved labor time had been spent on capital projects.

        Bad debt expense decreased $31 million, or 44%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Bad debt decreased as a percentage of revenue to 1.1% for the three months ended September 30, 2004 from 2.0% for the three months ended September 30, 2003. The decrease was primarily due to, improved collection practices and tighter credit policies.

        Non-employee related costs increased $243 million, or 53%, for the three months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase is attributable to the $250 million additional charge for litigation matters that is further discussed in Note 12—Commitments and Contingencies.

SG&A—Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

        SG&A, as a percentage of revenue, was 36% for the nine months ended September 30, 2004 as compared to 31% for the nine months ended September 30, 2003. Total SG&A increased $383 million, or 11%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase is attributable to the $550 million additional charge for litigation matters in the nine months ended September 30, 2004 that is further discussed in Note 12—Commitments and Contingencies. This increase was partially offset by our ongoing efforts to improve operational efficiencies, resulting in reductions in employee related costs, property and other taxes and bad debt as explained further below.

        Employee-related costs, such as salaries and wages, benefits, sales commissions and overtime, decreased $71 million, or 5%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease can be attributed to decreases in salaries and wages and bonuses related to our agreement to outsource certain information technology services, lower staffing requirements and changes in our pension credit resulting in a favorable year-to-date adjustment. Additionally commissions decreased due to lower revenue, and changes in the commission plan. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses, because some of the saved labor time had been spent on capital projects.

        Property and other taxes decreased $47 million, or 13%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The cause of the reduction in property and other taxes was due in roughly equal parts to changes in property tax estimates and a first quarter one-time expense reduction from a successful property tax appeal for the nine months ended September 30, 2004.

        Bad debt expense decreased $97 million, or 40%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in bad debt expense is primarily due to a one-time favorable settlement of $49 million in the second quarter 2004 from a customer emerging from bankruptcy, lower revenue, improved collection practices, and tighter credit policies.

        Non-employee related costs increased $598 million, or 42%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The increase is attributable to the $550 million of additional charges for litigation matters that are further discussed in Note 12—Commitments and Contingencies. Additionally, professional fees were higher due to our outsourcing of certain technology functions. The increases were partially offset by lower hardware and maintenance costs, resulting from our outsourcing of certain information technology functions.

  Combined Pension and Post-Retirement Benefits

        Our results include pension credits and post-retirement benefit expenses, which we refer to on a combined basis as a net pension expense or credit. We recorded a net pension expense of $29 million and $57 million for the three months ended September 30, 2004 and 2003, respectively, and we recorded a net pension expense of $144 million and $170 million for the nine months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2004, net pension expense was reduced by the cumulative effect of adopting the Financial Accounting Standards Board Staff Position FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The $25 million year-to-date effect of this benefit has been recognized in the three month period ended September 30, 2004 as discussed further in Note 8—Pension Plan Benefits. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated primarily to cost of sales and the remaining balance to SG&A. Costs of both our pension plan and our healthcare plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of health care and prescription drugs.

  Depreciation

        Depreciation expense for the three months ended September 30, 2004 decreased by $18 million, or 3%, compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, depreciation expense decreased $56 million, or 3%, when compared to the same period of 2003. The decreases were the result of the third quarter 2003 wireless impairment and reduced capital expenditures in 2003 and 2004, which caused more assets to become fully depreciated relative to asset additions.

  Other Intangible Assets Amortization

        For the nine months ended September 30, 2004, amortization expense increased $28 million, or 8%, when compared to the same period of 2003. The increases are attributable to increased software capitalization.

  Impairment charges

        Impairment charges decreased by $196 million, or 85%, for the three months ended September 30, 2004, compared to the same periods in 2003. For the nine months ended September 30, 2004, impairment charges decreased $153 million, or 67% compared to the same period ended September 30, 2003. The reasons for the 2004 and 2003 charges are discussed in Note 3—Impairment Charges to our condensed consolidated financial statements in Item 1 of this report.

  Restructuring Charges

        A summary of restructuring charges recorded to our condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)		(Dollars in millions)
2004 restructuring reserve	$9	$—	$158	$—
2003 restructuring reserve—net	(8)	36	(11)	61
2002 and prior restructuring reserve-net	1	1	(3)	6

Total restructuring charges	$2	$37	$144	$67

  2004 Restructuring Charges

        The restructuring reserve for the nine months ended September 30, 2004 included charges of $158 million for severance benefits pursuant to established severance policies associated with a reduction of employees. We identified approximately 3,500 employees from various functional areas to be terminated as part of this restructuring. At September 30, 2004, 3,200 of the planned reductions had been completed, and $65 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. As a result of these restructuring activities, we expect to realize annual cost savings of approximately $340 million. In the nine months ended September 30, 2004, net reductions in expenses of $14 million were recognized for modifications to our restructuring reserves established in prior periods.

  2003 Restructuring Charges

        During the nine months ended September 30, 2003, we recorded a charge of $35 million for severance benefits and employee-related matters pursuant to established severance policies associated with a reduction in the number of employees. In prior periods we identified approximately 900 employees from various functional areas to be separated from Qwest as part of this reduction. At September 30, 2003, 700 of the planned reductions had been completed, and $18 million of the restructuring reserve had been used for severance payments and enhanced pension benefits. We also recorded a charge of $32 million for abandonment costs of certain offices and other leased facilities that we stopped using as a part of this plan.

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

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Interest expense—net	$374	$437	$(63)	(14)%	$1,164	$1,321	$(157)	(12)%
Loss (gain) on early retirement of debt	5	$(15)	$20	nm	1	$(44)	$45	nm
Other expense (income)—net	$35	(3)	38	nm	$(59)	(98)	39	40%

Total other expense—net	$414	$419	$(5)	(1)%	$1,106	$1,179	$(73)	(6)%

nm—percentages
greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        Interest expense—net.    Interest expense—net, was $1.164 billion for the nine months ended September 30, 2004, compared to $1.321 billion for the nine months ended September 30, 2003. The 12% decrease in interest expense results from a $4.076 billion decrease in outstanding debt from September 30, 2003 to September 30, 2004. In addition, interest expense for the nine months ended September 30, 2004 includes $41 million of unamortized debt-issuance costs.

        Loss (gain) on early retirement of debt—decreased $45 million for the nine months ended September 30, 2004 when compared to the same period ended September 30, 2003. The decrease is attributable to events in the three months ended September 30, 2003, in which we exchanged $237 million face amount of debt for equity with an aggregate value of $194 million and repurchased $11 million of notes with cash, resulting in a gain of $44 million.

        Other expense (income)—net.    Income decreased $39 million, or 40%, for the nine months ended September 30, 2004 when compared to the same period ended September 30, 2003. The decrease is attributable to gains of $82 million related to the early termination of service contracts and indefeasible rights of use, or IRU, arrangements with certain customers for the nine months ended September 30, 2003. These decreases were partially offset by a settlement gain of $60 million with a certain customer emerging from bankruptcy for the nine months ended September 30, 2004.

Income Tax Benefit

        For the three and nine months ended September 30, 2004, our income tax benefit was offset by a full deferred tax asset valuation allowance established in accordance with SFAS No. 109, "Accounting for Income Taxes." As discussed further in Note 4—Income Tax Provision, we incurred a net charge to tax expense of $115 million in the nine months ended September 30, 2004, which was primarily for the $136 million increase to our asset valuation allowance for the CLAS issue.

Segment Results

        We report select information about operating segments that offer similar products and services. Our three segments are (1) wireline, (2) wireless and (3) other services. Until September 2003, we operated a fourth segment, our directory publishing business which, as described in Note 7—Discontinued Operations to our condensed consolidated financial statements in Item 1 of this report, has been classified as discontinued operations and accordingly is not presented in our segment results below. Our chief operating decision maker ("CODM") regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income as defined below.

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

        Segment income consists of each segment's revenue and direct expenses. Segment revenue is based on the types of products and services offered as described in "Results of Operations" above. Segment expenses include employee-related costs, facility costs, network expenses and non-employee related costs such as customer support, collections and marketing. We manage indirect administrative services costs such as finance, information technology, real estate and legal centrally; consequently, these costs are allocated to the other services segment. Our network infrastructure is designed to be scalable and flexible to handle multiple products and services. We evaluate depreciation, amortization, interest expense, interest income, and other income (expense) on a total company basis. As a result, these charges are not allocated to any segment.

        We do not include restructuring costs or impairment charges in the segment results that are reviewed by our CODM. As a result, we have excluded these costs from our presentation below.

        Set forth below is revenue and operating expense information for the three and nine months ended September 30, 2004 and 2003. Since all expenses have not been allocated to the segments, we have disclosed segment expenses without distinguishing between cost of sales and SG&A.

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenues:
Wireline services	$3,308	$3,407	$(99)	(3)%	$9,956	$10,303	$(347)	(3)%
Wireless services	132	152	(20)	(13)%	387	457	(70)	(15)%
Other services	9	11	(2)	(18)%	29	30	(1)	(3)%

Total operating revenues	$3,449	$3,570	$(121)	(3)%	$10,372	$10,790	$(418)	(4)%

Operating expenses:
Wireline services	$1,752	$2,252	$(500)	(22)%	$5,260	$5,900	$(640)	(11)%
Wireless services	148	89	59	66%	332	274	58	21%
Other services	907	689	218	32%	2,652	2,113	539	26%

Total operating expense	$2,807	$3,030	$(223)	(7)%	$8,244	$8,287	$(43)	(1)%

Segment income (loss):
Wireline services	$1,556	$1,155	$401	35%	$4,696	$4,403	$293	7%
Wireless services	(16)	63	(79)	nm	55	183	(128)	(70)%
Other services	(898)	(678)	(220)	(32)%	(2,623)	(2,083)	(540)	(26)%

Total segment income	$642	$540	$102	19%	$2,128	$2,503	$(375)	(15)%

nm—percentages
greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        For additional information regarding our segments and a reconciliation of total segment income to net (loss) income, see Note 9—Segment Information to our condensed consolidated financial statements in Item 1 of this report.

Wireline

  Wireline Revenues

        For a discussion of wireline revenues please see "Results of Operations—Operating Revenue—Wireline" above. Since it is expected to continue to be by far the largest component of our business, this segment will continue to be our primary focus going forward.

  Wireline Expenses

        The following table sets forth additional expense information as to the composition of wireline expenses for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee-related costs	$646	$675	$(29)	(4)%	$1,974	$2,034	$(60)	(3)%
Facility costs	722	1,151	(429)	(37)%	2,080	2,554	(474)	(19)%
Network costs	69	73	(4)	(5)%	184	194	(10)	(5)%
Bad debt	31	60	(29)	(48)%	114	200	(86)	(43)%
Non-employee related costs	284	293	(9)	(3)%	908	918	(10)	(1)%

Total wireline operating expenses	$1,752	$2,252	$(500)	(22)%	$5,260	$5,900	$(640)	(11)%

Wireline Expenses—Three months ended September 30, 2004 as compared to the three months ended September 30, 2003

        Wireline operating expenses decreased $500 million, or 22%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, mainly due to certain facility costs recorded in the three months ended September 30, 2003. Reductions in employee-related costs due to restructuring and in bad debt due to improved credit and collection processes added to the savings.

        Employee-related costs, such as salaries and wages, benefits, commissions and overtime, declined $29 million, or 4%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease was attributable to lower salaries and wages and bonuses related to staffing reductions resulting from the restructuring. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses, because some of the saved labor time had been spent on capital projects.

        Facility costs decreased $429 million, or 37%, for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. The decrease in 2004 is primarily due to renegotiation, termination or settlement of service arrangements, all resulting in savings during the period of $472 million. Additionally, during the three months ended September 30, 2004 we experienced a decrease of $87 million of costs associated with ongoing programs designed to optimize use of our network and thus reduce third party facility costs. These decreases are partially offset by a $115 million increase due to increased long-distance traffic during the three months ended September 30, 2004, consistent with increases in our in region and international long-distance as well as data and Internet volumes.

        Bad debt expense decreased $29 million, or 48%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in bad debt expense is primarily due to lower revenue, improved collection practices, and tighter credit policies.

Wireline Expenses—Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

        Wireline operating expenses decreased $640 million, or 11%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, mainly due to certain facility costs recorded in the nine months ended September 30, 2003. Reductions in employee-related costs due to restructuring and in bad debt due to improved credit and collection processes added to the savings.

        Employee-related costs declined $60 million, or 3%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease was attributable to lower salaries and wages resulting from staffing reductions relating to our restructuring and lower internal commissions consistent with lower revenues. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses, because some of the saved labor time had been spent on capital projects.

        Facility costs decreased $474 million, or 19%, for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The decrease in 2004 is primarily due to renegotiation, termination or settlement of service arrangements, all resulting in savings during the period of $653 million. Additionally, during the nine months ended September 30, 2004 we experienced a decrease of approximately $200 million of costs associated with ongoing programs designed to optimize use of our network and thus reduce third party facility costs. These decreases are partially offset by $330 million increases due to increased long-distance traffic during the three months ended September 30, 2004, consistent with increases in our in region and international long-distance, as well as data and Internet volumes.

        Bad debt expense decreased $86 million, or 43%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in bad debt expense is primarily due to one-time settlements of $52 million from companies emerging from bankruptcy, lower revenue, improved collection practices and tighter credit policies.

Wireless

  Wireless Revenues

        For a discussion of wireless revenues please see Results of Operations—Operating Revenue—Wireless above.

  Wireless Expenses

        The following table sets forth additional expense information as to the composition of wireless expenses for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee-related costs	$9	$7	$2	29%	$21	$22	$(1)	(5)%
Network costs	41	32	9	28%	98	92	6	7%
Bad debt	9	10	(1)	(10)%	24	42	(18)	(43)%
Non-employee related costs	89	40	49	123%	189	118	71	60%

Total wireless operating expenses	$148	$89	$59	66%	$332	$274	$58	21%

Wireless Expenses—Three months ended September 30, 2004 as compared to the three months ended September 30, 2003

        Wireless operating expenses increased $59 million, or 66%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Network costs increased 28% primarily due to an increase in handset costs associated with the migration of our wireless customers over to the Sprint network. In addition, non-employee related costs increased by $49 million, or 123%, primarily due to increased cost associated with Sprint migration including usage costs on the Sprint wireless network, development costs and marketing and advertising as we aggressively marketed the new Sprint wireless products. Certain of these costs are not expected to continue once the migration of our customers onto the Sprint nationwide PCS wireless network is complete.

Wireless Expenses—Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

        Wireless operating expenses increased $58 million, or 21%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Bad debt expense decreased $18 million, or 43%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to reduced revenue and better collection practices. Non-employee related costs increased by 60% primarily due to increased costs associated with the Sprint migration including usage costs on the Sprint wireless network, development costs and marketing and advertising as we aggressively marketed the new Sprint wireless products. Certain of these costs are not expected to continue once the migration of our customers onto the Sprint nationwide PCS wireless network is complete.

Other Services

  Other Services Expenses

        As previously noted, the other services segment includes unallocated corporate expenses for indirect services such as finance, information technology, legal, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information as to the composition of other services expenses for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Increase/ (Decrease)	% Change	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in millions)
Employee-related costs	$189	$216	$(27)	(13)%	$638	$692	$(54)	(8)%
Real estate costs	108	101	7	7%	324	314	10	3%
Property and other taxes	112	114	(2)	(2)%	307	354	(47)	(13)%
Non-employee related costs	498	258	240	93%	1,383	753	630	84%

Total other services expenses	$907	$689	$218	32%	$2,652	$2,113	$539	26%

nm—percentages
greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Other Services Expenses—Three months ended September 30, 2004 as compared to the three months ended September 30, 2003

        Other services expenses increased $218 million, or 32%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The increase is primarily driven by the increased litigation charge as discussed below.

        Employee-related costs, such as salaries and wages, benefits and overtime decreased $27 million, or 13%, for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease can be attributed to decreases in salaries and wages and overtime, related to our agreement to outsource certain information technology services, lower staffing requirements and changes in our pension credit resulting in a favorable year-to-date adjustment. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses, because some of the saved labor time had been spent on capital projects.

        Non-employee related costs increased $240 million, or 93%, for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. The increase is attributable to the $250 million additional charge for litigation matters that is further discussed in Note 12—Commitments and Contingencies. The increases were primarily offset by lower hardware, software and maintenance costs, resulting from our outsourcing of certain information technology functions.

Other Services Expenses—Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003

        Employee-related costs, such as salaries and wages, benefits and overtime, decreased $54 million, or 8%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease can be attributed to decreases in salaries and wages and overtime related to our agreement to outsource certain information technology services, lower staffing requirements and changes in our pension credit resulting in a favorable year-to-date adjustment. The total cash savings associated with employee reductions is not entirely reflected in the lower expenses, because some of the saved labor time had been spent on capital projects.

        Property and other taxes decreased $47 million, or 13%, for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The reduction in property and other taxes was due in roughly equal parts to changes in property tax estimates and a one-time expense reduction from a successful property tax appeal for the nine months ended September 30, 2004.

        Non-employee related costs increased $630 million, or 84%, for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003. The increase is attributable to the $550 million of additional charges for litigation matters that is further discussed in Note 12—Commitments and Contingencies and an increase in professional fees related to the outsourcing of our information technology services, partially offset by lower hardware, software and maintenance costs resulting from such outsourcing.

Liquidity and Capital Resources

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $509 million and $1.132 billion as of September 30, 2004 and December 31, 2003, respectively. Our working capital deficit decreased $623 million during the nine months ended September 30, 2004, primarily due to a $1.217 billion reduction in our current borrowings, offset by accruals of certain short-term liabilities in the third quarter of 2004. This reduction primarily resulted from our debt issuances in February and August 2004 and our payment of a portion of our borrowings that were to mature previously in 2004. Also, in the fourth quarter of 2004 the IRS billed us for additional taxes due for past years. We have reclassified $223 million as a current liability for this matter. The Company paid $186 million of the liability in November 2004. The remaining portion of the liability for this matter relates to potential penalties and related interest of $37 million. We also anticipate that in the fourth quarter of 2004 we will pay the initial installment of $125 million for the settlement with the SEC as described in Note 13—Subsequent Events in Item 1 of this report.

        We believe that our cash on hand together with our cash flows from operations and available cash flows from sale of investments and assets held for sale should be sufficient to meet our cash needs through the next twelve months. However, the SEC payment of $125 million and additional taxes due in the fourth quarter of $186 million will significantly reduce the cash flow from operating activities in the fourth quarter. Additionally, if we become subject to significant judgments, as further discussed in Note 12—Commitments and Contingencies in Item 1 of this report, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales.

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

        The wireline segment provides over 95% of our total operating revenue with the balance attributed to wireless and other services segments. Accordingly, the wireline segment provides nearly all of the consolidated cash flows from operations. Cash flows used in operations of our wireless segment are not expected to be significant in the near term. Cash flows used in operations of our other services segment are significant; however, we expect that the cash flows provided by the wireline segment will be sufficient to fund these operations in the near term.

        We expect that our 2004 capital expenditures will decrease from 2003 levels, with the majority being used in our wireline segment.

        We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. Since December 31, 2003, we have taken the following measures to improve our near-term financial position:

  •
  On February 5, 2004, Qwest issued a total of $1.775 billion of notes which consisted of $750 million in floating rate notes due in 2009 with interest at London interbank offered rates ("LIBOR") plus 3.50% (4.75% as of September 30, 2004), $525 million in fixed rate notes due in 2011 with an interest rate of 7.25%, and $500 million in fixed rate notes due in 2014 with an interest rate of 7.50%;

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

  •
  On February 26, 2004, we completed a cash tender offer for the purchase of $921 million aggregate principal face amount of Qwest Capital Funding's ("QCF") 5.875% notes due in August 2004 with $939 million in cash. A loss of $21 million was recorded for the early retirement of debt, which is included in our September 30, 2004 results;

  •
  On May 1, 2004, QC redeemed all of the $100 million outstanding principal on its 5.65% notes due November 1, 2004 and all of the $41 million outstanding principal amount on its 39-year 5.5% debentures due June 1, 2005 at par and all related interest ceased to accrue;

  •
  On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all our PCS licenses and related wireless network assets in our local service area for gross proceeds of $418 million. The transaction is expected to be completed, subject to regulatory approval, by year-end or early 2005 and the proceeds will be used for general corporate purposes;

  •
  On August 12, 2004, QC issued an aggregate of $575 million of 7.875% notes due September 1, 2011; and

  •
  On August 25, 2004 and September 8, 2004, QC purchased approximately $569 million aggregate principal amount of its 7.20% notes due November 1, 2004 pursuant to a tender offer.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we become subject to judgments and/or settlements significantly in excess of our recorded reserve as further discussed in Note 12—Commitments and Contingencies in Item 1 of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or non-strategic asset sales.

        The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments will occur if:

  •
  we fail to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

  •
  any indebtedness is accelerated in an aggregate principal amount greater than $100 million ($25 million in the case of one of the debt instruments); or

  •
  judicial proceedings are commenced to foreclose on any of our assets that secure indebtedness in an aggregate principal amount greater than $100 million.

        Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default had occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 12—Commitments and Contingencies in Item 1 of this report.

  Letters of Credit

        At September 30, 2004, we had outstanding letters of credit of approximately $32 million.

  Contingencies

        We are a defendant in a number of legal actions and the subject of a number of investigations by federal and state agencies. While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. For a description of these legal matters and the potential impact on our liquidity, please see Note 12—Commitments and Contingencies in Item 1 of this report and "Near-Term View" and "Long-Term View" above.

Historical View

  Operating Activities

        We generated cash from operating activities of $1.609 billion and $1.830 billion for the nine months ended September 30, 2004 and 2003, respectively, or a decrease of $221 million. For the nine months ended September 30, 2004, the decrease in cash provided by continuing operating activities compared to 2003 resulted in part from a decrease in income from continuing operations of $278 million after adjusting for non-cash items including depreciation, amortization, impairment, restructuring and $550 million in legal reserves increases. The decrease in income from continuing operations was primarily due to the continued trend of decreasing revenues. The 4% decrease in revenues for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 follows the 7% average annual decrease in revenue over the last two years (2002 and 2003). As in prior periods, we can attribute the current declines to intense competition as evidenced by access line losses and pricing declines. The balance of the decrease in cash provided by operations for the nine months ended September 30, 2004 results from increased cash outlays for operating expenditures.

  Investing Activities

        Cash used in investing activities was $1.339 billion and $1.463 billion for the nine months ended September 30, 2004 and 2003, respectively. Cash used in investing activities for the nine months ended September 30, 2004 decreased $124 million compared to the same period ended 2003 primarily as a result of a $114 million decrease in expenditures for property plant and equipment. We believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as DSL, long-distance and VoIP products.

  Financing Activities

        Cash used for financing activities was $217 million for the nine months ended September 30, 2004 and $1.094 billion for the same period ended 2003. For the nine months ended September 30, 2004, we received $2.3 billion in proceeds from the issuance of new long-term borrowings and repaid $2.5 billion in borrowings, as described in our "Near-Term View" above. We also exchanged $169 million face amount in QCF notes and $3 million of accrued interest for approximately 37 million shares of our common stock with an aggregate value of $144 million and recorded a $25 million gain on the debt extinguishment. The effective share price for the exchange transactions ranged from $4.01 per share to $5.32 per share. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.60 per share to $4.39 per share. At September 30, 2004, we were in compliance with all provisions or covenants of our borrowings. Note 8—Borrowings to our consolidated financial statements in Item 8 of our 2003 Form 10-K for a discussion of our exchange transactions and for additional information regarding the covenants of our existing debt instruments.

  Credit ratings

        The table below summarizes our long-term debt ratings at September 30, 2004 and December 31, 2003. For additional information about our ratings, see our 2003 Form 10-K filing.

	September 30, 2004			December 31, 2003
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Corporate rating / Sr. Implied rating	B2	BB-	NA	NA	B -	NA
Qwest Corporation	Ba3	BB-	BB	Ba3	B -	B
Qwest Services Corporation	Caa1	B	B+	NR	CCC+	NR
Qwest Communications Corporation	Caa1	B	B	Caa1	CCC+	CCC+
Qwest Capital Funding, Inc.	Caa2	B	B	Caa2	CCC+	CCC+
Qwest Communications International Inc*.	B3/Caa1/Caa2	B	B+/B	Caa1	CCC+	CCC+

NA = Not applicable

NR = Not rated

* = QCII notes have various ratings

        On January 30, 2004, Moody's assigned a senior implied rating of B2 to Qwest and a B3 rating to the new Qwest senior notes guaranteed by QSC issued in February 2004. They also assigned a B2 rating to the 2004 QSC Credit Facility and a Caa1 rating to the senior subordinated notes of QSC. At the same time, Moody's confirmed ratings of other entities and lowered the rating on QCII's outstanding unguaranteed senior secured notes to Caa2. On March 3, 2004, S&P assigned a B- to the 2004 QSC Credit Facility. In June 2004, S&P and Fitch raised their ratings on Qwest and its affiliates as reflected in the table above. In addition, S&P and Fitch raised their rating on the 2004 QSC Credit Facility to BB-.

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

  Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may also employ financial derivatives to hedge foreign currency exposures associated with particular debt. We entered into interest rate swap agreements in the notational amount of $575 million in the third quarter to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The effective floating interest rate on the agreements is LIBOR plus 3.43%. The interest rate swap agreements were designated as fair-value hedges, which effectively converts a portion of our fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. The impact on interest expense in the third quarter was minimal.

        Approximately $2.0 billion of floating-rate debt was exposed to changes in interest rates as of both September 30, 2004 and December 31, 2003. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would increase annual pre-tax interest expense by $20 million. As of September 30, 2004 and December 31, 2003, we also had approximately $600 million and $1.8 billion of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings.

        As of September 30, 2004, we had $1.8 billion of cash and cash equivalents invested primarily in money market and other short-term investments. In addition, we had approximately $203 million in other short- and long-term investments. Most cash is invested at floating rates. As interest rates change so will the interest income derived from these accounts.

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

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and untested. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as Sprint's wireless services and the video services of our satellite provider partners. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report for more information regarding trends affecting our access lines.

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

If we are not able to stem the loss of our access lines or grow other areas of our business to compensate for these losses, our revenue will continue to decline.

        Our revenue decline over the past few years is largely attributable to our continued loss of access lines, which is a result of increased competition and technology substitution (such as wireless and cable substitution for wireline telephony). We are seeking to improve our competitive position through product bundling and other sales and marketing initiatives. However, we may not be successful in these efforts. If we are not successful and our revenue declines materially without corresponding cost reductions, this will cause a material deterioration to our results of operations and financial condition and adversely affect our ability to service debt and pay other obligations.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the investigation currently being conducted by the U.S. Attorney's Office or the assessment being undertaken by the General Services Administration ("GSA") could have a material adverse impact on us, on the trading price for our debt and equity securities, and on our ability to access the capital markets.

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest's business. We believe the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in our annual report on Form 10-K for the year ended December 31, 2002 and transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us. While we are continuing in our efforts to cooperate fully with the U.S. Attorney's Office in its investigation, we cannot predict the outcome of this investigation.

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

        Also, the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether we should be considered for debarment. We are cooperating fully with the GSA and believe that we will remain a supplier of the Federal government; however, if we are not allowed to be a supplier to the Federal government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of our consolidated annual revenue.

        An adverse outcome with respect to the U.S. Attorney's Office investigation or the GSA evaluation could have a material and significant adverse impact upon us.

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

        The investigations and securities actions described in Note 12—Commitments and Contingencies in Item 1 of this report present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts of our financial results or financial condition that may ultimately result from all of these matters; however, we recently settled the investigation of us by the SEC, as described in Note 13—Subsequent Events in Item 1 of this report. In December 2003, we recorded a charge in our financial statements amounting to $200 million in connection with these matters, and in June 2004, we recorded an additional charge of $300 million. The total reserve as of June 2004 included a reserve for the SEC investigation that was settled in October 2004. We recently recorded a further charge of $250 million, bringing the aggregate amount of the reserve to $750 million, which represents the payment to be made to the SEC and the minimum estimated amount of loss we believe is probable with respect to the securities actions. As discussed in more detail in "Note 13—Subsequent Events" in Item 1 of this report, the $750 million reserve established by these charges includes the $250 million to be paid to the SEC in connection with the settlement of its investigation of us. The ultimate outcomes of the remaining matters are still uncertain and there is a significant possibility that the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

        We continue to defend against the securities actions vigorously. However, we are currently unable to provide any estimate as to the timing of the resolution these actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

        Further, given the size and nature of our business, we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Continued scrutiny of our financial disclosure, could reduce investor confidence and cause the trading price for our securities to decline.

        As a result of our accounting issues and the increased scrutiny of financial disclosure, investor confidence in us has suffered and could suffer further. As discussed earlier, the U.S. Attorney's Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in our annual report on Form 10-K for the year ended December 31, 2002 and transactons between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us. In addition, although, as described above, we have entered into a settlement with the SEC concerning its investigation of us, the SEC continues to investigate the conduct of individuals.

        A criminal trial of four former employees concluded in April 2004, resulting in the complete acquittals of two of these former employees and no complete resolution as to the charges against the other two former employees. Subsequent to the trial, one of these other individuals pleaded guilty to a felony charge and a second pleaded guilty to a misdemeanor charge. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny and these pending investigations could adversely affect investor confidence and cause the trading price for our securities to decline.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations there under. We are also subject to the applicable laws and regulations of various states, including regulation by public utilities commissions and other state agencies. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer intrastate services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcements of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints.

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

        We are highly leveraged. As of September 30, 2004, our consolidated debt was approximately $17.2 billion. A considerable amount of our debt obligations come due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments and/or settlements as further discussed in Note 12—Commitments and Contingencies in Item 1 of this report and in Liquidity and Capital Resources above. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 12—Commitments and Contingencies in Item 1 of this report.

        The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other of our debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigations and our securities actions.

        Our high debt levels could adversely impact our credit ratings. Additionally, the degree to which we are leveraged may have other important limiting consequences, including the following:

  •
  placing us at a competitive disadvantage as compared with our less leveraged competitors, including some who have significantly reduced their debt through a bankruptcy proceeding;

  •
  making us more vulnerable to the current or future downturns in general economic conditions or in any of our businesses;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  impairing our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes.

We may be unable to significantly reduce the substantial capital requirements or operating expenses necessary to continue to operate our business, which may in turn affect our operating results.

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We may be unable to further significantly reduce our capital requirements or operating expenses, even if revenue is decreasing. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. Such non-discretionary capital outlays and operating expenses may lessen our ability to compete with other providers who face less significant spending requirements. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

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

        As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service ("IRS"), as well as from state and local tax authorities. These audits could subject us to risk due to adverse positions that have been taken by these tax authorities.

        For example, the IRS has proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves our allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes our allocation of the costs between us and third parties for whom we were building similar network assets during the same time period. Similar claims have been asserted against us with respect to 1997 and 1998, and it is possible that claims could be made against us for other periods. We are contesting these claims and do not believe the IRS will be successful. Even if they are, we believe that any significant tax obligations will be substantially offset as a result of available net operating losses and tax sharing agreements. However, the ultimate outcomes of these matters are uncertain, and we can give no assurance as to whether an adverse result will have a material effect on our financial results.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the third quarter of 2004 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 12—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q is hereby incorporated by reference. Also, please see our Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004, in each case as amended on November 5, 2004, for a description of matters resolved in those quarters.

Matters Resolved in the Third Quarter of 2004

        On each of March 6, 2002 and November 22, 2002, a purported derivative action was filed in Denver District Court, which we refer to collectively as the Colorado Derivative Litigation. On February 5, 2004, plaintiffs in one of these cases filed an amended complaint naming as defendants certain of Qwest's current and former officers and directors and Anschutz Company, and naming Qwest as a nominal defendant. The two purported derivative actions were consolidated on February 17, 2004. The amended complaint alleged, among other things, that various of the individual defendants breached their legal duties to Qwest by engaging in various kinds of self-dealings, failing to oversee compliance with laws that prohibit insider trading and self-dealing, and causing or permitting Qwest to commit alleged securities laws violations, thereby causing Qwest to be sued for such violations and subjecting Qwest to adverse publicity, increasing its cost of raising capital and impairing earnings.

        Beginning in May 2003, the parties to the Colorado Derivative Litigation and the Delaware Derivative Litigation (defined below) participated in a series of mediation sessions. On November 14, 2003, as a result of this process, the parties agreed in principle upon a settlement of the claims asserted in the Colorado Derivative Litigation and the Delaware Derivative Litigation, subject to approval and execution of formal settlement documents, approval by the Denver District Court and dismissal with prejudice of the Colorado Derivative Litigation, the Delaware Derivative Litigation and the Federal Derivative Litigation (defined below). From November 14, 2003 until February 17, 2004, the parties engaged in complex negotiations to resolve the remaining issues concerning the potential settlement. On February 17, 2004, the parties agreed to a formal stipulation of settlement. The stipulation of settlement provided, among other things, that if approved by the Denver District Court and upon dismissal with prejudice of the Delaware Derivative Litigation and the Federal Derivative Litigation, $25 million of the $200 million fund from the insurance settlement with certain of our insurance carriers will be designated for the exclusive use of Qwest to pay losses and Qwest will implement a number of corporate governance changes. The stipulation of settlement also provided that the Denver District Court could enter awards of attorneys' fees and costs to derivative plaintiffs' counsel from the $25 million in amounts not to exceed $7.625 million in the aggregate. Certain shareholders filed objections to the proposed settlement, some of which were later withdrawn. On June 15, 2004, after a hearing at which the remaining objectors presented arguments in support of their objections, the Denver District Court approved the proposed settlement. The Denver District Court entered an Order and Final Judgment effective June 15, 2004, approving the proposed settlement. Subsequently, the court awarded fees and costs to plaintiffs' derivative counsel of $5.625 million from the $25 million settlement amount. The settlement of the Colorado Derivative Litigation is now final and unconditional.

        On October 22, 2001, a purported derivative lawsuit was filed in the United States District Court for the District of Colorado, or the Federal Derivative Litigation. On February 6, 2004, a third amended complaint was filed in the Federal Derivative Litigation, naming as defendants certain of Qwest's present and former directors and certain former officers and naming Qwest as a nominal defendant. The Federal Derivative Litigation was based upon the allegations made in the consolidated securities action and alleged, among other things, that the defendants breached their fiduciary duties to

Qwest by engaging in self-dealing, insider trading, usurpation of corporate opportunities, failing to oversee implementation of securities laws that prohibit insider trading, failing to maintain appropriate financial controls within Qwest, and causing or permitting Qwest to commit alleged securities violations, thus (1) causing Qwest to be sued for such violations and (2) subjecting Qwest to adverse publicity, increasing its cost of raising capital and impairing earnings. On March 26, 2004, a proposed fourth amended complaint was filed in the Federal Derivative Litigation, which named additional defendants, including a former Qwest officer, Citigroup Inc. and corporations affiliated with Citigroup, Inc. The proposed fourth amended complaint contained allegations in addition to those set forth in the third amended complaint, including that certain individual defendants violated securities laws as a result of the filing of false and misleading proxy statements by Qwest from 2000 through 2003, and that the Citigroup defendants aided and abetted breaches of fiduciary duties owed to Qwest. The Federal Derivative Litigation was consolidated with the consolidated securities action. Plaintiff sought, among other remedies, disgorgement of alleged insider trading profits. Pursuant to the settlement of the Colorado Derivative Litigation, by agreement the Federal Derivative Litigation has been dismissed with prejudice.

        On August 9, 2002, a purported derivative lawsuit was filed in the Court of Chancery of the State of Delaware. A separate alleged derivative lawsuit was filed in the Court of Chancery of the State of Delaware on or about August 28, 2002. On October 30, 2002, these two alleged derivative lawsuits, or collectively, the Delaware Derivative Litigation, were consolidated. The Second Amended Complaint in the Delaware Derivative Litigation was filed on or about January 23, 2003, naming as defendants certain of Qwest's current and former officers and directors and naming Qwest as a nominal defendant. In the Second Amended Complaint, the plaintiffs alleged, among other things, that the individual defendants: (i) breached their fiduciary duties by allegedly engaging in illegal insider trading in Qwest's stock; (ii) failed to ensure compliance with federal and state disclosure, anti-fraud and insider trading laws within Qwest, resulting in exposure to it; (iii) appropriated corporate opportunities, wasted corporate assets and self-dealt in connection with investments in initial public offering securities through Qwest's investment bankers; and (iv) improperly awarded severance payments to Qwest's former Chief Executive Officer, Mr. Nacchio, and Qwest's former Chief Financial Officer, Mr. Woodruff. The plaintiffs sought recovery of incentive compensation allegedly wrongfully paid to certain defendants, all severance payments made to Messrs. Nacchio and Woodruff, disgorgement, contribution and indemnification, repayment of compensation, injunctive relief, and all costs including legal and accounting fees. On March 17, 2003, defendants moved to dismiss the Second Amended Complaint, or, in the alternative, to stay the action. Pursuant to the settlement of the Colorado Derivative Litigation, by agreement the Delaware Derivative Litigation has been dismissed with prejudice.

ITEM 5. OTHER INFORMATION

        On November 2, 2004, we entered into an Aircraft Time Sharing Agreement, effective as of January 1, 2005, with Richard C. Notebaert, our Chairman and Chief Executive Officer. This agreement is substantially the same as our existing Aircraft Time Sharing Agreement with Mr. Notebaert, which expires on its terms on December 31, 2004.

ITEM 6. EXHIBITS

        Exhibits filed for Qwest through the filing of this Form 10-Q:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999, between U S WEST, Inc. and Qwest (incorporated by reference to Qwest's Form S-4/A filed on August 13, 1999, File No. 333-81149).
(3.1)	Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).
(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).
(3.3)
Amended and Restated Bylaws of Qwest adopted as of July 1, 2002 and amended as of May 25, 2004 (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).
(4.1)
Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-3040).
(4.2)
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-3040).
(4.3)
Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto)(incorporated by reference to exhibit 4.1 of Qwest's Form S-4 as declared effective on January 5, 1998, File No. 333-42847).
(4.4)
Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Form 10-K for the year ended December 31, 1997, File No. 000-22609).
(4.5)
Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).
(4.6)
Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.7)
Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.8)
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
(4.10)
Indenture, dated as of October 15, 1999, by and between U S WEST Communications, Inc. and Bank One Trust Company, N.A. (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-3040).
(4.11)
First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest, and Bank One Trust Company, as Trustee (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).
(4.12)
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
(4.13)
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
(4.14)
First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.15)
Indenture, dated as of December 26, 2002, between Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).
(4.16)
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
(4.18)
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
(4.19)
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
(4.20)
Indenture, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.21)	Officer's Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012 (incorporated by reference to Qwest Corporation's Form S-4, File No. 333-115119).
4.22	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank N.A.
(10.1)	Equity Incentive Plan, as amended (incorporated by reference to Qwest's 2000 Proxy Statement for the Annual Meeting of Stockholders, File No. 001-15577).*
(10.2)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2003 Proxy Statement for the Annual Meeting of Stockholders, File No. 001-15577).*
(10.3)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.4)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*
(10.5)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*
(10.6)	Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).*
(10.7)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest's Form S-8 filed on January 15, 2004, File No. 333-11923).*
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
(10.18)
Registration Rights Agreement, dated March 12, 2002, by and among Qwest Corporation and the initial purchasers named therein (incorporated by reference to Qwest Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-3040).
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
(10.22)
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
(10.23)
Purchase Agreement, dated January 30, 2004, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.24)
Security and Pledge Agreement, dated as of February 5, 2004, between Qwest Services Corporation and BNY Asset Solutions LLC, as Collateral Agent (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).
(10.25)
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
10.27	Purchase Agreement, dated August 12, 2004, by and among Qwest Corporation and the initial purchasers listed therein.
10.28	Registration Rights Agreement, dated August 19, 2004, by and among Qwest Corporation and the initial purchasers listed therein.
10.29	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation.*
(10.30)
Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-15577).
10.31	Aircraft Time Sharing Agreement, dated November 2, 2004, by and between Qwest Business Resources, Inc. and Richard C. Notebaert.
10.32	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation.*
10.33	Aircraft Time Sharing Agreement, dated as of March 19, 2004, by and between Qwest Business Resources, Inc. and Oren G. Shaffer.
(10.34)
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
(10.37)
Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.38)
Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
10.39	Letter Agreement, dated August 19, 2004, by and between Qwest and Paula Kruger.*
10.40	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Barry K. Allen and Qwest Services Corporation.*
10.41	Aircraft Time Sharing Agreement, dated as of March 19, 2004, by and between Qwest Business Resources, Inc. and Barry Allen.
(10.42)	Letter Agreement, dated March 27, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).*
10.43	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003.+
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Quarterly Operating Revenue.
99.2	Quarterly Condensed Consolidated Statement of Operations.

(
)     Previously filed.

*
Executive Compensation Plans and Arrangements.

+
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

        In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QWEST COMMUNICATIONS INTERNATIONAL INC.
By:	/s/ JOHN W. RICHARDSON John W. Richardson Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

November 5, 2004