Form 10-K/A
period 2002-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-11-08
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

[DRAFT]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Annual Report on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to revise certain disclosures contained in the original Form 10-K. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-K, such information has not been updated in this Form 10-K/A. To update all other information, we hereby incorporate by reference herein all information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms.

TABLE OF CONTENTS

Item	Description
Glossary of Terms
PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters
6.	Selected Financial Data
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

  •
  Interexchange Carriers (IXCs).  Telecommunications providers that provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

  •
  Integrated Services Digital Network (ISDN).  A telecommunications standard that uses digital transmissions technology to support voice, video and data communications applications over regular telephone lines.

  •
  InterLATA long-distance services.  Telecommunication services that cross LATA boundaries and "800" services.

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

  •
  Unbundled Network Elements (UNEs).  Discrete elements of our network that are sold or leased to competitive telecommunications providers.

  •
  Virtual Private Network (VPN).  A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

  •
  Voice over Internet Protocol (VoIP).  An application that provides real-time, two-way capability originating in the Internet protocol over a broadband connection.

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

Financial Condition

        The table below provides a summary of some of our key financial information. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in millions)
Operating Results:
Operating revenue	$15,385	$16,524	$14,148
Operating expenses	34,282	18,898	14,422
Operating losses	(18,897)	(2,374)	(274)
Loss from continuing operations	(17,625)	(6,138)	(1,442)
Net income	(38,468)	(5,603)	(1,037)
Balance Sheet Data:
Consolidated debt	22,540	25,037	19,157
Working capital deficit*	(475)	(5,485)	(4,964)
Accumulated deficit	$(45,439)	$(6,971)	$(1,285)

*
Working capital deficit is calculated as the amount by which our current liabilities exceed our current assets.

        As indicated above, over the past few years we have experienced declining revenue and high consolidated debt levels. We are taking a number of measures designed to improve our financial condition, such as our recent and continuing customer service initiatives, cost reductions and entering into financial transactions to reduce our long-term debt. However, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected, potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

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

Impact of Restatement

        This report contains our restated consolidated financial statements for the years ended December 31, 2001 and 2000. We performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and identified a number of errors. The nature of the errors and the restatement adjustments that we have made to our financial statements for the years ended December 31, 2001 and 2000 are set forth in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report. This restatement resulted in, among other things, an aggregate reduction in revenue of approximately $2.5 billion and an aggregate increase in net loss of approximately $2.5 billion. The impact of the restatement adjustments is summarized as follows:

	December 31, 2001
	Revenue	Pre-Tax Loss	Net Loss	Loss Per Share
	(Dollars in millions, except per share amounts)
Previously Reported	$19,695	$(3,958)	$(4,023)	$(2.42)
Net Restatements	(1,543)	(2,497)	(1,580)	(0.95)
Reclassification of previously reported extraordinary item	—	(106)	—	—
Reclassification for discontinued operations	(1,628)	(834)	—	—

As Restated	$16,524	$(7,395)	$(5,603)	$(3.37)

	December 31, 2000
	Revenue	Pre-Tax Loss	Net Loss	Loss Per Share
	(Dollars in millions, except per share amounts)
Previously Reported	$16,610	$126	$(81)	$(0.06)
Net Restatements	(945)	(1,432)	(956)	(0.76)
Reclassification for discontinued operations	(1,517)	(728)	—	—

As Restated	$14,148	$(2,034)	$(1,037)	$(0.82)

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

        While our restatement of revenue and net loss is attributable primarily to misinterpretations or misapplications of GAAP, we believe that many of the restatement adjustments were the result of certain ineffective internal control policies and procedures. For a more detailed description of our restatement adjustments, see Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report.

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

        We have not amended our prior filings to reflect the restatement. As a result, the information previously filed in our annual reports on Form 10-K for fiscal years 2001 and 2000, our quarterly reports on Form 10-Q for the quarterly periods included in those fiscal years and for the quarter ended March 31, 2002 and any current reports on Form 8-K, or other disclosures, containing fiscal -2002, 2001 or 2000 information filed or made prior to the filing of our 2002 Form 10-K on October 16, 2003 should not be relied upon.

Wireline Services

        We offer a wide variety of wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our telecommunications network, which consists of both our traditional telephone network and our fiber optic broadband network. Our traditional telephone network consists of all equipment used in processing telecommunications transactions within our local service area and forms a portion of the public switched telephone network. Our traditional telephone network is made up of both copper cables and fiber optic broadband cables and serves approximately 17.0 million access lines (access lines are telephone lines reaching from a central office to customers' premises).

        Our fiber optic broadband network extends over 180,000 miles to major cities worldwide and enables long-distance voice services and data and Internet services outside our local service area. Outside our local service areas, we rely on our completed metropolitan area network fiber rings. We utilize our existing fiber rings and in-building rights-of-way to expand service to existing customers and provide service to new customers who have locations on or near a ring or in a building where we have a right-of-way or a physical presence. Our fiber rings allow us to provide such customers end-to-end connectivity for our broadband data services to large and multi-location enterprises and other telecommunications carriers in key United States metropolitan markets. End-to-end connectivity provides customers with the ability to transmit and receive information at high speed through the entire connection path rather than be limited by dial-up connection speeds.

  Wireline Products and Services

        The following reflects the key categories of our wireline products and services.

        Local Voice Services—Consumer and Business.    Through our traditional telephone network, we originate and terminate local voice services within local exchange service territories as defined by the state regulators. These local voice services include:

  •
  basic local exchange services provided through access lines connected to our portion of the traditional telephone network,

  •
  switching services for customers' internal communications through facilities that we own;

  •
  various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling; and

  •
  enhanced voice services, such as voice mail.

        Other Voice Services—Consumer and Business.    We also offer the following services that are related to our local and long-distance voice services offerings:

  •
  operator services, including directory assistance;

  •
  public telephone service;

  •
  collocation services (i.e. hosting of another provider's telecommunications equipment in our facilities); and

  •
  voice Customer Premises Equipment.

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

  •
  Asynchronous Transfer Mode, which is a broadband, network transport service that provides a fast, efficient way to move large quantities of information over our highly reliable, scalable and secure fiber optic broadband network.

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

  •
  Dedicated Internet Access, which offers customers Internet access ranging from 128 kilobits per second to 2.4 gigabits per second.

  •
  Virtual Private Network, which allows businesses with multiple locations to create a private network accessible only by their various offices. VPN provides businesses with a cost-effective alternative to meet their communication needs.

  •
  Internet Dial Access, which provides Internet Service Providers, and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

  •
  Digital Subscriber Line, which provides consumer and business customers a digital modem technology that converts their existing telephone lines into higher speed facilities for video and high-speed data communications to the Internet or private networks. Substantially all of our DSL customers are currently located within our local service area.

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

        Wholesale Access Services.    We provide network transport, billing services and access to our local network within our local service area to competitive local exchange carriers, or CLECs, and wireless carriers. These services allow them to provide telecommunications services using our local network. CLECs are communications companies certified by a state regulator or similar agency that provide local exchange service within a LATA, including LATAs within our local service area. At times, we sell unbundled network elements, or UNEs, that allow our wholesale customers to build their own networks and interconnect with our network.

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

Wireless Services

        We operate our wireless services segment primarily through our indirect wholly owned subsidiary, Qwest Wireless LLC. Through Qwest Wireless, we operate a personal communication service, wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. We currently provide wireless products and services to consumer and business customers within these select markets. To provide these services, we hold 10 megahertz (MHz) PCS licenses that were issued in 1997 with 10-year terms and are renewable for successive 10-year terms under FCC regulations. We also provide digital wireless services in the 1900 MHz band.

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide wireless network, to consumer and business customers, primarily within our local service area. We plan to begin offering these Sprint services under our brand name in early 2004. Under the services agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The services agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned at our cost onto Sprint's network.

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

Competition

Wireline Services

        Local Voice Services—Consumer and Business.    In providing local voice services to our consumer and business customers within our local service area, we compete with national carriers, smaller regional providers, competitive access providers, independent telephone companies, Internet telephony providers and, increasingly, with wireless providers and cable companies. Technology substitution, such as wireless substitution for wireline, cable telephony substitution for wireline and cable modem substitution for dial-up modem lines and DSL, has been a significant cause for a decrease in our total access lines in 2002. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information regarding trends affecting our access lines Competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs such as simplified billing and timely response to service calls.

        Our existing infrastructure and long-standing customer relationships make us the market leader in providing local voice services in our local service area. Although our status as an incumbent local exchange carrier, helps make us the leader in providing wireline services within our local service area, increased competition has resulted in recent declines in our access lines.

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

        Long-Distance Voice Services—Consumer and Business.    National carriers, such as AT&T Corporation, Sprint Corporation and WorldCom, Inc. (now known as MCI), compete with us in providing InterLATA and IntraLATA long-distance services both inside and outside our local service area. Other ILECs, such as BellSouth Corporation, Verizon Communications and SBC Communications, Inc., also compete in the InterLATA market nationally and, as they have gained FCC approval, within the states in their respective local service areas. Wireless providers also market long-distance services as a substitute to traditional wireline service.

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

        Wholesale Services.    Within our local service area, we compete primarily with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. Outside our local service area, we compete primarily with other ILECs and with national long-distance carriers. We compete on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as an ILEC helps make us the leader in providing wholesale services within our local service area, increased competition has resulted in a reduction in billable access minutes of use. Our competitive position should improve as the FCC approves us to offer InterLATA wholesale services in Arizona and we meet the requirements to offer such services throughout our local service area using our proprietary network assets.

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

Regulation

        As a general matter, we are subject to extensive state and federal regulation, including requirements and restrictions arising under the Federal Communications Act, as modified in part by the Telecommunications Act of 1996 or the "Telecommunications Act", state utility laws, and the rules and policies of the FCC, state regulators and other governmental entities. Federal laws and FCC regulations apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities have jurisdiction over regulated telecommunications services that are intrastate in nature. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of tariffs for our intrastate services, where required.

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

        On February 20, 2003, the FCC announced that it planned to adopt rules prescribing ILECs' obligations to unbundle their networks. The press release accompanying the FCC's announcement indicated that the FCC's new rules would relieve ILECs of some unbundling obligations, while charging state regulators with the task of determining other unbundling obligations. The FCC did not actually release these rules and an accompanying lengthy decision until August 21, 2003 in its triennial review order. The triennial review order addresses a number of UNEs and the obligations of ILECs with respect to them. Among the more significant determinations made by the FCC in the triennial review order are: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers using DS1 capacity and above loops (the physical connection between a customer's location and the serving central office), but state regulators may initiate and conclude proceedings within 90 days of October 2, 2003, to rebut this presumption of no impairment; (ii) CLECs are impaired without access to switching, and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices); proceedings before state regulators to rebut these presumptions of impairment may be initiated and concluded within nine months of October 2, 2003; (iii) state regulators must initiate and conclude within nine months of October 2, 2003, proceedings to approve a "batch hot cut migration process" (a process by which a CLEC's customers served by the UNE-P would be moved to the CLEC's own switch in the event switching is eliminated from UNE-P) to be implemented by ILECs to address the costs and timeliness of the hot cut process; (iv) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing xDSL services (referred to as line sharing); however, current line sharing customers are "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (v) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services; and (vi) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport, (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

        We have joined with other ILECs in requesting that the D.C. Circuit Court of Appeals invalidate the rules that accompanied and were described in the triennial review order. We believe that the FCC did not comply with the May 2002, ruling by the D.C. Circuit by failing to properly apply the "necessary and impair" standard and that the FCC impermissibly, and without adequate guidance, delegated to state regulators its responsibilities under the Telecommunications Act. We have also joined with the same companies in requesting that the D.C. Circuit postpone the effectiveness of the triennial review order and accompanying rules until after our appeal of the triennial review order is completed, assuming that the court does not grant our request that the rules be immediately invalidated. Finally, we have filed an appeal of the triennial review order which, together with appeals by a number of other parties, was consolidated in the Eighth Circuit Court of Appeals. Other ILECs and we, in turn, filed a motion to have these consolidated appeals transferred back to the D.C. Circuit, and the Eighth Circuit granted this motion. Accordingly, all matters associated with the appeal of the triennial review order will be heard by the D.C Circuit.

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

InterLATA Long-Distance Entry

        The Telecommunications Act dictates, among other things, when and how we and other RBOCs are allowed to re-enter the InterLATA long-distance market in local service areas. Since passage of the Telecommunications Act, a significant number of long-distance applications have been filed with the FCC, with multiple applications having been filed for some states. As of October 16, 2003 (the date of the original filing of this Form 10-K), the FCC had approved applications for a total of 47 states and Washington D.C. Our application for authority in Arizona is pending with the FCC.

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

ITEM 3. LEGAL PROCEEDINGS

        Throughout this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. When we refer to a derivative action as "purported," it is because the plaintiff alleges that he or it has brought the claim on our behalf and the court has not yet ruled that the complaint meets the requirements for a proper derivative case.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our acquisition of U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of October 16, 2003 (the date of the original filing of this Form 10-K) no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include claims concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration, or GSA, the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. Recently, the Inspector General of the GSA referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We have been informed that the basis for the referral is last February's indictment against four former employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint filed the same day by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. We are cooperating fully with the GSA and believe we will remain suppliers of the government; however, if we are not allowed to be a supplier to the government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of our consolidated annual revenue.

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

        The consolidated securities action, the consolidated ERISA action and the CalSTRS, New Jersey and SURSI actions described above present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of the restatements that we are making in this report affect the risk presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of these securities actions have alleged the restatement of items in support of their claims. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and we have not yet conducted discovery on these and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. Any settlement of or judgment on one or more of these claims could be material, and we cannot give any assurance that we would have the resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        The Minnesota Commission issued its final, written decision setting forth the penalties described above on May 21, 2003. The Minnesota Commission decision would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. On August 25, 2004, the District Court issued its order. The Court affirmed the Commission's order requiring Qwest to pay the $26 million penalty. The Court reversed and vacated that portion ruling on the credits finding that the Commission did not have the authority to order such remedies. The Commission and carriers have appealed the credit issue to the United States Court of Appeals for the Eighth Circuit, and Qwest has cross-appealed the penalty issue. The appeal is pending.

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

        Qwest disclosed matters to the FCC in connection with our 2002 compliance audit, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll free services. If the FCC institutes an investigation into the latter categories of matters, it could result in the imposition of fines and other penalties against us.

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

Matters Resolved in the First and Second Quarters of 2004

        Section 271 of the Communications Act of 1934 as amended by the Telecommunications Act of 1996, or the Act, prohibited Qwest from providing InterLATA long-distance services within its traditional 14-state (in-region) local service area prior to the FCC granting state specific authority for it to provide those services. For Qwest to merge with U S WEST, it was necessary for Qwest to divest its in-region long-distance operations prior to completing the Merger in June 2000. In 2001, the FCC began an investigation of our compliance with the divestiture of in-region InterLATA services and our ongoing compliance with Section 271 for the audit years 2000 and 2001. In connection with this investigation, Qwest disclosed certain matters to the FCC that occurred in 2000, 2001, 2002 and 2003. These matters were resolved with the issuance of a consent decree on May 7, 2003, by which the investigation was concluded. As part of the consent decree, Qwest made a voluntary payment to the U.S. Treasury in the amount of $6.5 million, and agreed to a compliance plan for certain future activities. The consent decree compliance plan required Qwest to strengthen its internal controls to prevent the sales and provisioning of in-region InterLATA private line services prior to receiving FCC approval for such sales, and required Qwest to not sell any operational InterLATA telecommunications facilities in Arizona or Minnesota prior to obtaining FCC approval to provide InterLATA long distance services in those states and to not sell such facilities in any in-region state prior to complying with the Act's separate affiliate requirements related to providing such facilities or services. These compliance plan requirements expired on December 15, 2003, when the FCC order approving Qwest's last in-region 271 application to provide InterLATA services became effective.

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

(1)
We did not pay any cash dividends on our common stock in 2002. Some of our debt instruments contain restrictions on our ability to pay dividends. See Note 11—Borrowings to our consolidated financial statements in Item 8 of this report. We are also limited by Delaware law in the amount of dividends we can pay. Generally, the restrictions in our debt instruments are in the form of financial tests that allow the payment of dividends only if all specified conditions are met and then only up to threshold amounts that can change depending on Qwest's financial condition. For example, under one test, dividends may be paid if Qwest is not in default under the applicable debt instrument and has a ratio of debt to consolidated cash flow (as defined in the applicable debt instruments) of less than 3.5 to 1. and then only up to a threshold amount equal to either of 50% of consolidated net income (in the case of a certain debt instrument) or 100% of consolidated cash flow minus 140% of consolidated interest expense (in the case of another debt instrument). These threshold amounts are determined quarterly, on a cumulative basis, beginning from certain target dates. Under another test, dividends may be paid if Qwest has a ratio of debt to consolidated cash flow (as defined in our debt agreements) of less than 5 to 1 or a consolidated capital ratio (as defined in our debt agreements) of less than 2 to 1, and then only up to a threshold amount equal to the sum of equity capital that has been raised by Qwest in various ways. This basket is also available for and is reduced by other types of restricted payments.

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

        The nature of the errors and the restatement adjustments that we have made to our financial statements for years ended December 31, 2001 and 2000 are described in Item 1 Business—Impact of Restatement and are set forth in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report. This restatement resulted in, among other things, an aggregate reduction in revenue of approximately $2.5 billion and an aggregate increase in net loss of approximately $2.5 billion. The impact of the restatement adjustments is summarized as follows:

	December 31. 2001
	Revenue	Pre-Tax Loss	Net Loss	Loss Per Share
	(Dollars in millions, except per share amounts)
Previously reported	$19,695	$(3,958)	$(4,023)	$(2.42)
Net restatements	(1,543)	(2,497)	(1,580)	(0.95)
Reclassification of previously reported extraordinary item	—	(106)	—	—
Reclassification for discontinued operations	(1,628)	(834)	—	—

As restated	$16,524	$(7,395)	$(5,603)	$(3.37)

	December 31, 2000
	Revenue	Pre-Tax Loss	Net Loss	Loss Per Share
	(Dollars in millions, except per share amounts)
Previously reported	$16,610	$126	$(81)	$(0.06)
Net restatements	(945)	(1,432)	(956)	(0.76)
Reclassification for discontinued operations	(1,517)	(728)	—	—

As restated	$14,148	$(2,034)	$(1,037)	$(0.82)

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

        While our restatement of revenue and net loss is attributable primarily to misinterpretations or misapplications of GAAP, we believe that many of the restatement adjustments were the result of certain ineffective internal control policies and procedures. For a more detailed description of our restatement adjustments, see Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report.

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

        We have not amended our prior filings to reflect the restatement. As a result, the information previously filed in our annual reports on Form 10-K for fiscal years 2001 and 2000, our quarterly reports on Form 10-Q for the quarterly periods included in those fiscal years and for the quarter ended March 31, 2002 and any current reports on Form 8-K, or other disclosures, containing fiscal 2002, 2001 or 2000 information filed or made prior to the filing of our 2002 Form 10-K on October 16, 2003 should not be relied upon.

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

        Beginning in 2002, we reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. Given the current business environment, as discussed in Item 1 of this report, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL, long-distance and VoIP products. The reduced levels of capital expenditures have contributed to our ability to reduce interest bearing debt.

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

        Starting in 2004, we expect to expand our wireless offerings through our new arrangement with Sprint. Prior to entering this arrangement, we concluded that our wireless services were provided at a competitive disadvantage to other national wireless carriers because our wireless network was limited to areas within our 14-state region, which did not allow for our customers to use their wireless service in a cost effective manner when they traveled out of these areas. Our wireless network also had certain technological capability limitations compared to other wireless carriers. This new arrangement will enable us to utilize Sprint's nationwide digital wireless network to offer our customers new voice and data capabilities, but it does not give us exclusive rights to resell Sprint service within our 14-state region. We expect this agreement, along with an expansion of distribution channels and a resumption of wireless marketing efforts, to have a positive impact on future wireless revenue. Although we expect our gross margins specific to the arrangement with Sprint will be lower, we expect the reduced margin to be offset by increased sales and lower network costs on a company-wide basis than would have been incurred without this agreement.

Merger with U S WEST

        On June 30, 2000, we merged with U S WEST, Inc. The discussion and analysis of the results of operations for the years 2002, 2001 and 2000 reflects the transition that took place as a result of the Merger.

        At the time of the Merger, we anticipated that the Merger would essentially enable us to extend our broadband Internet leadership position. The Merger was expected to allow us to reach more consumer and business customers through expanded broadband local connectivity and, in doing so, implement our strategy of becoming the premier end-to-end provider of advanced broadband Internet-based communications worldwide. The Merger was also expected to provide significant economies of scale and cost savings through the avoidance or elimination of duplicate operating costs and expenditures. Since the consummation of the Merger, we have realized certain operating benefits. such as the aforementioned elimination of duplicate costs through employee reductions and facilities consolidation. However, we have not achieved all of the benefits expected by management at the time of the Merger primarily due to a decline in the economy and the resulting over-capacity that occurred in the industry. We did not experience the anticipated growth in demand for network capacity, Internet-related services, web hosting and application service provider business. In addition, we experienced delays in our anticipated timing for obtaining approval to re-enter the long-distance business in our local service area which has delayed our ability to implement the overall strategy.

        The Merger has been accounted for as a reverse acquisition, which means that, even though from a legal standpoint Qwest acquired U S WEST, the merger was accounted for as if U S WEST acquired Qwest. The transaction was recorded under the purchase method of accounting. As a result, the assets and liabilities of the acquired entity (Qwest) were recorded at their fair values. The difference between the purchase price and the fair values of the assets and liabilities was recognized as goodwill. Additionally, our consolidated statements of operations and cash flows reflect the operating activity of U S WEST prior to the merger date and U S WEST and Qwest combined after the merger date. In connection with the Merger, each outstanding share of U S WEST common stock was converted into the right to receive 1.72932 shares of Qwest common stock (and cash in lieu of fractional shares). In addition, all outstanding U S WEST stock options and warrants were converted into options and warrants to acquire Qwest common stock at the same ratio. All share and per share amounts presented for 2000 have been restated to give retroactive effect to the exchange ratio. We have restated the previously reported value of consideration in the Merger, primarily because it had been based upon an improper valuation of the fair value of stock options and warrants. Following the restatement, the total value of the consideration was approximately $41.5 billion (as restated), which was allocated to the estimated fair values of our identifiable tangible and intangible assets and liabilities, including $32.4 billion to goodwill. For more information on the Merger with U S WEST, including the restatements to the Merger consideration and the allocation of purchase price, see Note 4—Merger to our consolidated financial statements in Item 8 of this report.

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

  Voice Services

        Voice services revenues decreased $1.061 billion, or 9%, in 2002 and increased $921 million, or 8%, in 2001. The following table summarizes changes in access lines during 2002, 2001 and 2000.

  Access Lines

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2002	2001	2000	2002 v 2001	2001 v 2000	2002 v 2001	2001 v 2000
Consumer	10,915	11,582	11,948	(667)	(366)	(6)%	(3)%
Business	5,050	5,284	5,302	(234)	(18)	(4)%	nm
Wholesale	1,041	921	841	120	80	13%	10%

Total	17,006	17,787	18,091	(781)	(304)	(4)%	(2)%

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

        We also experienced a revenue decline of $173 million in switched and non-switched access revenues in 2002. Approximately 85% of the decline is attributable to switched access revenue. Historically more than 50% of the switched-access revenue declines were attributable to pricing declines. Interstate pricing declines occurred due to the July 2000 CALLS order and intrastate pricing declines occurred due to commission-ordered rate reductions. The CALLS order capped prices for certain services, which resulted in a price decline for switched-access services. Non-switched access revenue declined due to FCC mandated rate reductions for wireless interconnection traffic. Volumes also fell due to general declines in demand for long-distance usage and competitive losses.

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

        Even if we are successful in our de-leveraging efforts, we may need to obtain additional financing to meet our debt service obligations if operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve or if we become subject to significant judgments and/or settlements in connection with the resolution of one or more matters described under Securities Actions and Derivative Action in Item 3 of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. However, we believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, for the foreseeable future.

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

        As part of our internal analysis, we have identified additional telecommunications commitments that were not included in quantification of our telecommunications commitments previously reported by us. The unreported commitments consisted of several telecommunications contracts for network services and equipment that had been either previously misclassified as conditional obligations, erroneously omitted from prior commitment analyses or subsequent to the previous filings we determined that the commitment had been renegotiated and extended prior to the previous filing dates. As a result, total commitments increased by $456 million from previously disclosed amounts, which includes $305 million from misclassified conditional obligations, $36 million from omitted contracts and $115 million from renegotiated and extended contracts.

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

Recent Developments Impacting Liquidity and Capital Resources

        The following describes developments impacting our liquidity and capital resources from January 1, 2003 through October 16, 2003 (the date of the original filing of this Form 10-K).

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

 Asset Retirement Obligations

        We have network assets located in leased properties such as equipment rooms, central offices, and wireless sites. For certain of these leases, we are legally obligated to remove our equipment when the lease expires. As required by SFAS No. 143 "Accounting for Asset Retirement Obligations," we record a liability for the estimated current fair value of the costs associated with these removal obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on our incremental borrowing rate. To the extent there are material differences between our estimated and actual removal costs, and our estimated and actual discount rates, we could be required to adjust our recorded liabilities at that time.

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

        As of December 31, 2002 and 2001, approximately $2.2 billion and $3.6 billion, respectively, of floating-rate debt was exposed to changes in interest rates. This exposure is linked to commercial paper rates and London Interbank Offered Rates, or LIBOR. A hypothetical increase of one-percentage point in LIBOR and commercial paper rates would increase annual pre-tax interest expense by $22 million. As of December 31, 2002 and 2001, we also had approximately $1.2 billion of long-term fixed rate debt obligations maturing in the following twelve months. Any new debt obtained to refinance this debt would be exposed to changes in interest rates. A hypothetical 10% change in the interest rates on this debt would not have had a material effect on our earnings. We had $19.0 billion and $20.2 billion of long-term fixed rate debt at December 31, 2002 and 2001, respectively. A 100 basis point increase in the interest rates on this debt would result in a decrease in the fair value of these instruments of $0.7 billion and $1.1 billion at December 31, 2002 and 2001, respectively. A 100 basis point decrease in the interest rates on this debt would result in an increase in the fair value of these instruments of $0.8 billion and $1.2 billion at December 31, 2002 and 2001, respectively.

        As of December 31, 2002, Qwest had $2.253 billion of cash invested in money market and other short-term investments. Most cash investments are invested at floating rates. As interest rates change so will the interest income derived from these accounts.

Special Note Regarding Forward-Looking Statements

        This Form 10-K/A contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

        One of the primary reasons we continue to experience loss of access lines is the intense competition from cable and wireless providers offering a substitute for our traditional voice and data services. We are implementing new strategies for enhancing our video and wireless offerings. However, it will be difficult to effectively execute our strategy in the face of increasing competition. For example, our recently announced wireless strategy of reselling Sprint wireless services to our customers is untested. We may not be able to effectively integrate Sprint's services into our product offerings, and it may require greater resources than we anticipate to operate as a wireless reseller. Also, while we recently entered into strategic marketing arrangements with Echostar and DIRECTV to bundle their satellite television products and services with our traditional telecommunications, data and Internet offerings, our video offering remains limited to select markets in our local service area. If we are unable to effectively implement our strategy for improving video and wireless solutions, both our wireless and our traditional telephone businesses may be adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information regarding trends affecting our access lines.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our acquisition of U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of October 16, 2003 (the date of the original filing of this Form 10-K), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        The consolidated securities action, the consolidated ERISA action and the CalSTRS, New Jersey and SURSI actions described above present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of the restatements that we are making in this report affect the risk presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged the restatement of items in support of their claims. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and we have not yet conducted discovery on these and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. Any settlement of or judgment on one or more of these claims could be material, and we cannot give any assurance that we would have the resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        A criminal trial of four former employees concluded in April 2004, resulting in the complete acquittals of two of these former employees and no complete resolution as to the charges against the other two former employees. Subsequent to the trial, one of these other individuals pleaded guilty to a felony charge and the second pleaded guilty to a misdemeanor charge. Additional civil and criminal trials could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others.

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth given the current business environment, if circumstances underlying our expectations change, we may be unable to further significantly reduce such capital requirements or operating expenses, even if revenues are decreasing. Such nondiscretionary capital outlays may lessen our ability to compete with other providers who face less significant spending requirements.

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

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2002, 2001, and 2000, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Denver, Colorado
October 8, 2003

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
		As restated (see Note 3)
	(Dollars in millions, shares in thousands except per share amounts)
Total operating revenues	$15,385	$16,524	$14,148
Operating expenses:
Cost of sales (exclusive of depreciation and amortization detailed below)	5,966	6,530	4,375
Selling, general and administrative	5,279	5,616	4,886
Depreciation	3,268	3,704	2,555
Goodwill and other intangible assets amortization	579	1,660	785
Goodwill impairment charge	8,483	—	—
Asset impairment charges	10,525	251	340
Restructuring and other charges	235	816	—
Merger-related (credits) charges	(53)	321	1,481

Total operating expenses	34,282	18,898	14,422

Operating loss	(18,897)	(2,374)	(274)

Other expense (income):
Interest expense—net	1,789	1,437	1,043
Losses and impairment of investment in KPNQwest	1,190	3,300	33
Loss on Global Crossing equity securities and related derivatives	—	7	867
Loss (gain) on sale of investments and other investment write- downs	88	141	(206)
(Gain) loss on early retirement of debt	(1,836)	106	—
(Gain) loss on sales of fixed assets	—	(51)	11
Other (income) expense—net	(3)	81	12

Total other expense—net	1,228	5,021	1,760

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(20,125)	(7,395)	(2,034)
Income tax benefit	2,500	1,257	592

Loss from continuing operations	(17,625)	(6,138)	(1,442)
Discontinued operations:
Income from and gain on sale of discontinued operations, net of taxes of $1,237, $323 and $282, respectively	1,957	511	446

Loss before cumulative effect of change in accounting principle	(15,668)	(5,627)	(996)
Cumulative effect of changes in accounting principles, net of taxes of $0, ($15) and $26, respectively	(22,800)	24	(41)

Net loss	$(38,468)	$(5,603)	$(1,037)

Basic and diluted loss per share:
Loss from continuing operations	$(10.48)	$(3.69)	$(1.13)
Discontinued operations	1.16	0.31	0.34

Loss before cumulative effect of changes in accounting principles	(9.32)	(3.38)	(0.79)
Cumulative effect of changes in accounting principles, net of taxes	(13.55)	0.01	(0.03)

Basic and diluted loss per share	$(22.87)	$(3.37)	$(0.82)

Basic and diluted weighted average shares outstanding	1,682,056	1,661,133	1,272,088

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

        Revenue recognition.    Revenues for services are recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, generally two to ten years. The amount of customer acquisition costs which is deferred is less than or equal to the amount of up-front fees deferred. Costs in excess of up-front fees are recorded as an expense in the period incurred. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

Other Long-Term Liabilities

        Other long-term liabilities include principally restructuring liabilities, reserve for contingencies and litigation. Restructuring liabilities are discussed in Note 12—Restructuring and Merger-Related Charges and other significant items are discussed in Note 20—Commitments and Contingencies.

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

        Prior to December 2002, we managed our operations primarily from the perspective of the customer groups that used our networks such as consumer, business, and wholesale, except for wireless and directory publishing which we managed as separate operating segments based on the similarity of products and services. Our view as of December 2002 allowed us to better align network infrastructure costs with our revenue segments. Network infrastructure costs include all engineering expense, design, repair and maintenance costs and all third party facilities costs.

        Between January 1, 2002 and November 30, 2002, we managed our operations primarily from 10 segments. These segments were global business, national business, consumer, wholesale, directory, wireless, local network, worldwide network, facilities costs and other.

        Segment income consists of each segment's revenues and direct expenses. Segment revenues are based on the types of products and services offered as described below. Segment expenses include employee and service-related costs, facility costs, network expenses and non-employee related costs such as customer support, collections and marketing. We manage indirect administrative costs such as finance, information technology, real estate, and legal centrally; consequently, these costs are included in the other services segment. We manage depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not allocated to any segment.

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

        Our other services segment consists of revenues and expenses from other operations and our centrally managed departments. Other services revenue is predominately derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for functions such as finance, information technology, legal, marketing services and human resources, which we centrally manage.

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

Contingencies

        Throughout this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. When we refer to a derivative action as "purported," it is because the plaintiff alleges that he or it has brought the claim on our behalf and the court has not yet ruled that the complaint meets the requirements for a proper derivative case.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our acquisition of U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of October 16, 2003 (the date of the original filing of this From 10-K), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration ("GSA"), the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. Recently, the Inspector General of the GSA referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We have been informed that the basis for the referral is last February's indictment against four former employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint filed the same day by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. We are cooperating fully with the GSA and believe that Qwest will remain a supplier of the government; however, if we are not allowed to be a supplier to the government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of our consolidated annual revenue.

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

        The consolidated securities action, the consolidated ERISA action, and the CalSTRS and New Jersey actions described above and the State Universities Retirement System of Illinois ("SURSI") action described in Note 21—Subsequent Events—Contingencies present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of the restatements that we are making in this report affect the risk presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged the restatement of items in support of their claims. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and we have not yet conducted discovery on these and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. Any settlement of or judgment on one or more of these claims could be material, and we cannot give any assurance that we would have the resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        The Minnesota Commission issued its final, written decision setting forth the penalties described above on May 21, 2003. The Minnesota Commission decision would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. On June 19, 2003, we appealed the Minnesota Commission's orders to the United States District Court for the District of Minnesota. On August 25, 2004, the District Court issued its order. The Court affirmed the Commission's order requiring Qwest to pay the $26 million penalty. The Court reversed and vacated that portion ruling on the credits finding that the Commission did not have the authority to order such remedies. The Commission and carriers have appealed the credit issue to the United States Court of Appeals for the Eighth Circuit, and Qwest has cross-appealed the penalty issue. The appeal is pending.

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

        Qwest disclosed matters to the FCC in connection with our 2002 compliance audit, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills, and certain billing errors for public telephone services originating in South Dakota and for toll-free services. If the FCC institutes an investigation into the latter categories of matters, it could result in the imposition of fines and other penalties against us.

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

        We have completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation has allowed us to make conclusions in 2003, as set forth below, regarding the state of our disclosure controls and procedures as of December 31, 2002.

        Extensive evaluation of our internal controls over financial reporting began in May 2002 and continued until October 2003 in conjunction with the issuance of the 2002 financial statements and the conclusion by our Chief Executive Officer and Chief Financial Officer that as of December 31, 2002 our disclosure controls and procedures were not effective. The components of the evaluation and the principal conclusion we reached regarding the "material weaknesses" and "significant deficiencies" that existed in our internal controls prior to the third quarter of 2003 are described below.

Our evaluation included the following actions:

  •
  Beginning in July 2002, our new auditors, KPMG, at the direction of senior management, the Audit Committee and our Board of Directors, conducted a review of our internal controls and communicated to the Audit Committee and senior management its findings with respect to approximately 150 internal control issues. These issues impacted both operational and financial controls across a variety of control areas, including controls over financial reporting. Many of the higher priority issues affecting internal control over financial reporting corresponded to the internal control weaknesses and deficiencies identified below.

  •
  Starting in May 2002, our accounting personnel engaged in an extensive effort to analyze and reconcile each of our quarterly balance sheets. These continuing efforts, along with efforts to satisfy the certification requirements under the Sarbanes-Oxley Act of 2002 and related rules, identified several matters for additional review. We were unable, despite these efforts, to file our 2002 Form 10-K until October 16, 2003. Our internal audit group conducted a comprehensive company-wide risk assessment beginning in the fall of 2002. As part of their assessment, our internal audit group and our controller's organization scrutinized a number of items for potential internal control deficiencies. Our internal audit group also reviewed unresolved issues identified in past internal audits for potential internal control deficiencies. These internal reviews and assessments identified the following areas of possible control weaknesses or deficiencies affecting internal control over financial reporting:

  •
  Controls over recording and tracking of assets and liabilities;

  •
  Timing of recording transactions;

  •
  Controls over accounting for complex transactions and cash receipts and disbursements;

  •
  Controls over accounting close processes and tracking commitments; and

  •
  Information systems disaster recovery.

  •
  Our substantial efforts beginning in July 2002 and ending in October 2003, to restate our 2001 and 2000 financial statements included an effort to identify the internal controls over financial reporting that could or should have prevented or mitigated the error. These efforts and the audit of the restated 2001 and 2000 financial statements were designed to provide reasonable assurance that we have recorded all material adjustments.

        As a result of our efforts in 2002 and 2003 to evaluate the effectiveness of the design and operation of our disclosure controls and procedures, we have now concluded that the following internal control deficiencies constituted "material weaknesses" or "significant deficiencies," as defined under standards established by the American Institute of Certified Public Accountants, during 2002, 2001, and 2000, the three fiscal years that were the subject of the audit:

  •
  Deficiencies related to the structure and design of certain financial information and reporting processes. Deficiencies in certain controls arose due to delays and ineffectiveness in seamlessly merging the individual and distinct processes, policies and practices of the separate pre-merger entities. These deficiencies included lack of adequate controls including analyses, supervision and review of financial results and balances. For example, following the merger we had seven different enterprise resource planning systems which were not systematically integrated to the Company's consolidation tool and used 10 charts of account with different account definitions and mappings. As a result, errors and inconsistencies in the consolidation process resulted from the delayed integration and mechanization of systems of internal controls. Certain of these deficiencies were a consequence of the manual intervention that became necessary as a result of the lack of complete integration. Among the problems evidencing these deficiencies were those that had occurred in our accounting processes for intercompany transactions, and for the recognition of revenue in the Company's wireless business.

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

  •
  Deficiencies related to the internal control environment. As a result of the various issues raised in connection with the restatement process, current management has also concluded that deficiencies in the internal control environment (relating to accounting, financial reporting and internal controls) during the three fiscal years subject to audit constituted, at times, a material weakness in each of 2000 and 2001 and, a significant deficiency in much of 2002, though this deficiency had been corrected by December 31, 2002. The deficiencies in our internal control environment that created the material weakness and/or significant deficiency referenced in the previous sentence were evidenced by or inferred from a number of factors, principal among which were:

  •
  the nature of the accounting matters that were corrected during restatement (which are described in detail in Note 3—Restatement of Results to our consolidated financial statements in Item 8 of this report);

  •
  the breadth of issues requiring restatement caused by the absence of documented policies and procedures in certain areas or the failure of employees to follow policies and procedures from time to time (which policies and procedures we rely upon to improve accuracy and consistency in our accounting entries and decision-making)

  •
  the frequency with which we were unable to obtain supporting documentation and/or evidence of rationale and approvals (which we rely on in order to review and confirm the accuracy and appropriateness of internal decision-making regarding accounting issues);

  •
  in some instances, employee conduct that led to disciplinary action (which was a factor leading up to the amendment of our Code of Conduct and Compliance Policies and the institution of compliance training programs described below).

    These items in the aggregate caused current management to conclude that deficiencies in the internal control environment existed during the periods under restatement. In 2002, the Board appointed new senior management, and the Company undertook subsequent efforts to resolve internal control problems. The Audit Committee and the Company also took steps to address these issues and continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal controls. These deficiencies were corrected by December 31, 2002.

        In October 2003, in connection with the delivery of the Statement on Auditing Standards No. 61 report on the audit of our financial statements for 2002 and our restated financial statements for 2001 and 2000, KPMG reported to management and the Audit Committee reportable conditions consistent with the items described above and characterized them as material weaknesses. The reportable conditions specifically cited by KPMG were an inadequate control environment, inadequate control activities, inadequate financial information and reporting processes, and inadequate controls for non-routine transactions. The Company, in performing its evaluation, also considered KPMG's findings.

        We believe that many of the restatement adjustments are the result of the Company's ineffective internal control policies and procedures, as indicated above. We also believe that, in some cases, certain of our employees did not follow our policies, processes and procedures. This belief increased the level of inquiry we applied in evaluating certain potential restatement items.

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

        In October 2003, our management, including our Chief Executive Officer and Chief Financial Officer, completed our evaluation of the effectiveness of our disclosure controls and procedures and concluded that, as of December 31, 2002, our disclosure controls and procedures were not effective because of deficiencies related to:

  •
  the structure and design of certain financial information and reporting processes (a significant deficiency as of December 31, 2002);

  •
  the design of policies and execution of processes related to accounting for operating activities (a significant deficiency as of December 31, 2002); and

  •
  inadequate or ineffective policies for complex transactions and certain other matters (a material weakness as of December 31, 2002).

        As noted, our Chief Executive Officer and Chief Financial Officer concluded that the deficiency related to our internal control environment had been corrected by December 31, 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, also concluded, however, that, as of October 16, 2003 (the original filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002), the Company's disclosure controls and procedures were designed, and were effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. In addition, it is also the present view as of the date of this amended filing of our management, including our Chief Executive Officer and Chief Financial Officer, that, as of December 31, 2003, our disclosure controls and procedures are effective as set forth above.

        Since mid-2002, we have taken a number of steps that will impact the effectiveness of our internal controls (steps taken in whole or in part in the fourth quarter of 2002 are marked with an asterisk), including the following:

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

  •
  After completing an extensive balance sheet review and reconciliation process, we identified improved processes and procedures that have been or are being implemented.*

  •
  We substantially increased the number of employees in our internal audit group.*

  •
  We appointed a new Chief Compliance Officer who reports to the CEO.*

  •
  We improved the effectiveness of our corporate compliance programs. This effort included the hiring of additional personnel and the establishment of a management compliance committee that is staffed by senior-level employees.

  •
  We amended our Code of Conduct and Compliance Policies to include company-wide principles and procedures for maintaining the integrity of our compliance, accounting and reporting systems. We have established compliance training programs in connection with the amended Code of Conduct.

  •
  We reevaluated prior policies and procedures and established new policies and procedures for such matters as complex transactions, account reconciliation procedures and contract management procedures.*

  •
  We established a Disclosure Committee, consisting of senior personnel from the business units and the finance and legal groups, and we now follow an extensive review and certification process in connection with our filings with the SEC.

  •
  We have taken advantage of significant outside resources to supplement our finance and controller groups and to support the preparation of financial statements and reports that are to be filed with the SEC.*

  •
  We have developed and implemented interim mitigating controls, involving manual procedures by a substantial number of employees, in order to reduce to a low level the risk of material misstatement in the financial statements.*

  •
  We modified our Audit Committee Charter so that it complies with the Sarbanes-Oxley Act of 2002 and the rules issued thereunder.

        The items set forth above that are marked with an asterisk were changes in the Company's internal controls over financial reporting that occurred in whole or in part in the fourth quarter of 2002 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

SUMMARY COMPENSATION TABLE

										Long Term Compensation
										Awards			Payouts
		Annual Compensation
												Number of Securities Underlying Options
Name/Principal Position	Year	Salary(1)		Bonus(1)			Other Annual Compensation(2)			Restricted Stock Awards(3)			LTIP Payouts			All Other Compensation
Executive Officers as of December 31, 2002
Richard C. Notebaert Chairman and Chief Executive Officer(4)	2002		$613,462		$825,000			$252,126	(5)		$1,000,000	5,000,000		$—			$3,810	(6)
Oren G. Shaffer Vice Chairman and Chief Financial Officer(7)	2002		$369,231		$600,000			$50,000	(8)		$—	2,000,000		$—			$8,603	(9)
Clifford S. Holtz Executive Vice President, Business Markets Group(10)	2002 2001	$ $	427,885 259,615	$ $	— 287,500		$ $	50,531 109,222	(11) (11)	$ $	870,000 —	750,000 525,000	$ $	— —		$ $	228,741 5,510	(12)
Richard N. Baer Executive Vice President, General Counsel and Corporate Secretary(13)	2002		$353,654		$617,500	(14)		$27,166	(15)		$—	1,100,000		$—			$4,202	(16)
Annette M. Jacobs Former Executive Vice President, Consumer Markets Group(17)	2002		$364,423		$—			$48,044	(18)		$—	350,000		$—			$5,525	(19)
Former Executive Officers
Joseph P. Nacchio Former Chairman and Chief Executive Officer(20)	2002 2001 2000	$ $ $	784,615 1,169,231 854,615	$ $ $	— 1,517,152 2,235,301		$ $ $	479,984 329,714 151,592	(21) (21) (21)	$ $ $	— — —	— 7,250,000 —	$ $ $	— 24,374,091 1,107,913	(22) (23)	$ $ $	12,233,288 8,770 5,269	(24)
Afshin Mohebbi Former President and Chief Operating Officer(25)	2002 2001 2000	$ $ $	1,006,539 766,923 561,058	$ $ $	— 593,306 703,279		$ $ $	308,685 81,549 —	(26) (26)	$ $ $	— — —	1,500,000 2,500,000 400,000	$ $ $	— — —		$ $ $	4,806,390 6,018 965	(27)
Drake S. Tempest Former Executive Vice President, General Counsel and Corporate Secretary(28)	2002 2001 2000	$ $ $	629,231 396,154 298,077	$ $ $	— 234,434 321,506		$ $ $	155,696 145,120 73,008	(29) (29) (29)	$ $ $	— 3,362,000 —	1,250,000 600,000 200,000	$ $ $	— — —		$ $ $	1,802,908 2,916 3,308	(30)

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

(20)
Mr. Nacchio resigned from Qwest on June 16, 2002.

(21)
Amount for 2002 includes payment for unused guard services of $170,759; and amount for 2001 includes imputed income for personal use of corporate aircraft of $140,967. Amounts for 2001 and 2000 have been revised from previously disclosed amounts due to a determination by us in 2003 that additional income should have been imputed to Mr. Nacchio in 2001 and 2000.

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

(28)
Mr. Tempest resigned from Qwest on December 8, 2002.

(29)
Amount for 2002 includes $38,952 in flexible benefits paid to Mr. Tempest and $54,480 reimbursement for travel and living expenses; amount for 2001 includes $52,264 reimbursement for travel and living expenses and imputed income for personal use of corporate aircraft of $44,253; and amount for 2000 includes $31,152 reimbursement for travel and living expenses and imputed income for personal use of corporate aircraft of $29,605. Amounts for 2001 and 2000 have been revised from previously disclosed amounts due to a determination by us in 2003 that additional income should have been imputed to Mr. Tempest in 2001 and 2000.

(30)
Amount includes severance of $1,800,000 and 401(k) company-matching contributions of $2,908. Does not include amounts paid out to Mr. Tempest under Qwest's Pension Plan in connection with the termination of his employment. See "Pension Plans" below.

        The amounts shown in the Summary Compensation Table above differ from the amounts shown in the summary compensation table in our 2002 Form 10-K as originally filed on October 16, 2003 (referred to as our Original 2002 Form 10-K) and our 2002 Definitive Proxy Statement filed on April 9, 2002, as described more fully below.

  •
  In preparing the summary compensation table for our Original 2002 Form 10-K, we inadvertently double counted salary and bonus amounts that were earned but deferred at the election of our named executive officers. As a result, salary and bonus amounts disclosed in our Original 2002 Form 10-K as earned by Messrs. Nacchio, Mohebbi and Tempest are overstated by the deferred compensation earned by those individuals, as set forth below.

	Deferred Salary	Deferred Bonus
Joseph Nacchio—2002	$320,193	—
Joseph Nacchio—2001	$584,615	$1,219,129
Joseph Nacchio—2000	$425,001	$5,714,557
Drake Tempest—2002	$62,923	—
Drake Tempest—2001	$79,231	$208,646
Drake Tempest—2000	—	$85,156

        The correct salary and bonus amounts are disclosed in the Summary Compensation Table above.

  •
  The amounts shown in the Summary Compensation Table above as bonuses earned in 2000 by each of Messrs. Nacchio, Mohebbi and Tempest are different from the amounts disclosed in our 2002 Definitive Proxy Statement. The differences are $24,310, $52,788 and $63,562, respectively. We believe the differences are due to the inclusion of bonus payments earned in 1999 but paid in 2000 in the 2000 bonus amount disclosed in our 2002 Definitive Proxy Statement. The correct bonus amounts are disclosed in the Summary Compensation Table above.

  •
  With respect to other annual compensation and other compensation earned in 2001 and 2000 by Messrs. Nacchio, Mohebbi and Tempest, the amounts disclosed in our 2002 Definitive Proxy Statement are understated due to a determination in 2003 that additional income should have been imputed to these individuals as a result of their personal use of corporate aircraft and our reimbursement of personal travel and living expenses. We also determined that the amounts disclosed in our 2002 Definitive Proxy Statement did not include some of the income imputed to these individuals for life insurance policies. The correct other annual compensation and other compensation amounts are disclosed in the Summary Compensation Table above. The differences are as follows:

Difference
Joseph Nacchio
2001 other annual compensation	$100,009
2000 other annual compensation	$151,592
2001 other compensation	$4,002
Afshin Mohebbi
2001 other compensation	$918
2000 other compensation	$204
Drake Tempest
2001 other annual compensation	$145,120
2000 other annual compensation	$73,008
2001 other compensation	$918
  •
  As described in note 26 above, other annual compensation amounts for 2001 and 2000 for Mr. Mohebbi do not include amounts for forgiveness of and imputed interest relating to a loan from us that are disclosed in earlier filings as other annual compensation, as such amounts have now been deemed for tax purposes to apply to 1999, the year the loan was made. The correct other annual compensation amounts are disclosed in the Summary Compensation Table above. The decreases from the previously reported information are as follows:

Afshin Mohebbi
2001 other annual compensation	$205,614
2000 other annual compensation	$233,643

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

(1)
From August 2002 until January 2004, in connection with our financial restatement, we temporarily suspended exercises of stock options to purchase our common stock. As a result, none of the options shown in this table were exercisable on December 31, 2002. However, to provide equity compensation information that is comparable to our prior and subsequent years' disclosures and to corresponding disclosures made by other companies, we include in the columns entitled "exercisable" the number of options that would have been exercisable on December 31, 2002 without regard to our temporary suspension of option exercises.

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

Pension Plans

        Executive officers are eligible to participate in the Qwest Pension Plan, as well as the Qwest Nonqualified Pension Plan, which authorizes the payment of benefits that may exceed the limits otherwise imposed under applicable tax and employee benefit regulations. Under these plans, an amount equal to 3% of each officer's eligible pay (generally defined as the executive's salary and bonus) is credited to a hypothetical account balance. At the end of each year, the hypothetical account balance is also credited with interest based on the average 30-year Treasury bond rate. In addition, through the end of 2004, an additional interest credit will be made if the cumulative rate of appreciation in the price of our common stock from the end of the year each pay credit is made is greater than the interest credited using the average 30-year Treasury bond rate. When a participant terminates employment, the amount in the hypothetical account balance is converted to an annuity payable for the participant's life. The participants may also elect to receive their benefit in the form of a lump-sum payment.

        The following table sets forth the estimated lump-sum benefits payable under the account balance formula in the Qwest Pension Plan and Qwest Nonqualified Pension Plan assuming the executives continue to be employed at Qwest until age 65, interest credited to the account balances is 6% per year and each executive's eligible compensation under these plans increases at the rate of 4% per year.

Name	Estimated Lump Sum Benefit Payable at Age 65 Under Qwest Account Balance Formula
Richard C. Notebaert	$1,235,000
Oren G. Shaffer	$355,000
Clifford S. Holtz	$1,755,000
Richard N. Baer	$1,615,000
Annette M. Jacobs	$1,545,000
Joseph P. Nacchio	—
Afshin Mohebbi	—
Drake S. Tempest	—

        In addition, the following amounts were paid out to our former executive officers under these plans in connection with the termination of their employment during 2002: Mr. Nacchio, $154,208; Mr. Mohebbi, $98,540; and Mr. Tempest, $51,144.

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

(1)
Options issued under our Equity Incentive Plan are not currently exercisable due to our failure to file our annual and periodic reports under the securities laws. Includes 83,355,721 shares issuable upon the exercise of outstanding options originally granted under plans we assumed in connection with acquisitions, including the U S WEST merger. The weighted average exercise price of these options is $21.47. We do not intend to grant any new options under these plans.

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

        In 2002, our Board of Directors adopted a Nonqualified Employee Stock Purchase Plan; however we have not commenced any offers nor issued any shares of our common stock under the plan. If used, any employee of Qwest, or any employee of a subsidiary of Qwest that adopts the plan with Qwest's consent, will be entitled to participate in the plan. The Nonqualified Employee Stock Purchase Plan will provide eligible employees with an opportunity to purchase shares of our common stock. The maximum number of shares of common stock that may be purchased under the

Nonqualified Employee Stock Purchase Plan is, in the aggregate, 10,000,000. Under the plan, offers to purchase common stock will be made on the first day of each calendar month and last for a period of one calendar month, unless otherwise determined by the Compensation and Human Resources Committee of our Board of Directors. An eligible employee may participate in any offer under the plan by authorizing payroll deductions of up to 15% of his or her base salary and commissions paid per pay period. Amounts withheld will be held for the credit of the participant as part of our general funds and will not accrue interest. On the last day of each calendar month, the entire account balance of a participating employee will be applied to purchase shares of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the last trading day of that month. In no event, however, will an employee be permitted to purchase more than 20,000 shares of common stock through the plan in any single offer. Participants may not transfer shares of common stock purchased under the plan until after the last day of the sixth month following the month in which the shares were purchased. We have the right to terminate or amend the plan at any time. If not previously terminated by our Board of Directors, the plan will terminate on the date as of which participants have purchased a number of shares equal to or greater than the number of shares then subject to the plan.

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
(3.2)
Amended and Restated Bylaws of Qwest, adopted as of July 1, 2002 (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).

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
(10.4)
Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
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
(10.27)
Amended and Restated Employment Agreement, dated January 1, 2002, by and between Qwest Services Corporation and Afshin Mohebbi (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2001).*
(10.28)
Promissory Note, dated March 18, 2002, payable by Afshin Mohebbi to Qwest Communications International Inc. (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577)
(10.29)	Employment Agreement, dated October 24, 2001, by and between Qwest and Joseph P. Nacchio (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2001).*
(10.30)
Resignation and Consulting Agreement, dated June 16, 2002, by and between Qwest and Joseph P. Nacchio (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577)*

(10.31)	Letter Agreement, dated October 6, 1998, by and between Qwest and Drake Tempest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).*
(10.32)
Letter Agreement, dated October 31, 2001, by and between Qwest and Drake Tempest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(10.33)
Severance Agreement and General Release, dated November 14, 2002, by and between Drake S. Tempest and Qwest Services Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(10.34)
Separation Date Release Agreement, dated December 6, 2002, by and between Drake S. Tempest and Qwest Services Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).
(10.35)
Employment Agreement, dated May 14, 2003, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(10.36)
Employment Agreement, dated May 14, 2003, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(10.37)
Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(10.38)
Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(10.39)
Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(10.40)
Letter Agreement, dated April 19, 2001, by and between Qwest and Annette M. Jacobs (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(10.41)
Severance Agreement and General Release, dated September 17, 2003, by and between Qwest and Annette M. Jacobs (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*

(10.42)
Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(10.43)
Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).*
(12)
Calculation of Ratio of Earnings to Fixed Charges (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).
(16)
Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 11, 2002 (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed June 11, 2002, File No. 1-15577).
(21)	Subsidiaries of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).
23	Consent of Independent Registered Public Accounting Firm
(24)	Power of Attorney (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002 as originally filed on October 16, 2003, File No. 1-15577).
31.1	Chief Executive Officer Certification.
31.2	Chief Financial Officer Certification.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(
)     Previously filed.

*
Executive Compensation Plans and Arrangements.

**
Incorporated by reference in Qwest's Form 10-K for the year ended December 31, 1997.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on November 5, 2004.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ OREN G. SHAFFER Oren G. Shaffer Vice Chairman and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of November 2004.

Signature	Titles

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ OREN G. SHAFFER Oren G. Shaffer	Vice Chairman and Chief Financial Officer (Principal Financial Officer)
* Philip F. Anschutz	Director
* Linda G. Alvarado	Director
* Thomas J. Donohue	Director
* Cannon Y. Harvey	Director
* Peter S. Hellman	Director
* Vinod Khosla	Director
* Frank P. Popoff	Director
* Craig D. Slater	Director
*By:	/s/ RICHARD C. NOTEBAERT Richard C. Notebaert As Attorney-In-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qwest Communications International Inc.:

Under date of October 8, 2003, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2002, 2001, and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years then ended, as contained in the annual report on the 2002 Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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