Form 10-Q/A
period 2003-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-11-08
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q/A

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

	Three Months Ended March 31, 2002
	Revenue	Pre-tax Loss	Net Loss	Loss per Share
	(Dollars in millions, except per share amounts)
Previously reported	$4,369	$(740)	$(698)	$(0.42)
Restatement Adjustments, net:
Directory publishing services revenue and costs	40	25	15	0.01
Installation fees	19	19	11	0.01
Certain equipment sales	(6)	40	25	0.01
Purchase accounting	—	(196)	(120)	(0.07)
Restructuring accrual	—	(57)	(35)	(0.02)
Network labor costs	—	(22)	(13)	(0.01)
Settlement charges	—	22	14	0.01
KPNQwest valuation	—	(21)	(21)	(0.01)
Other	(26)	(30)	(28)	(0.02)

Net restatements other than the cumulative effect of changes in accounting principles	27	(220)	(152)	(0.09)

As restated before reclassification of discontinued operations and cumulative effect of changes in accounting principles	4,396	(960)	(850)	(0.51)
Reclassification for discontinued operations(1)	(413)	(204)	—
Cumulative effect of changes in accounting principles	—	—	(22,800)	(13.68)

As restated	$3,983	$(1,164)	$(23,650)	$(14.19)

(1)
As further discussed in Note 4—Discontinued Operations including Assets Held for Sale, in 2002 we began reporting the operations of our directory publishing business as discontinued. However, certain of the restatement adjustments affect these operations. The reclassification is made to reconcile revenue and pre-tax loss as previously reported, which included our directory publishing business in continuing operations, to the "as restated" amounts under the current presentation.

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

        Our other services segment consists of revenues and expenses from other operations and are centrally managed departments. Other services revenue is predominately derived from subleases of some of our real estate assets, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for indirect services such as finance, information technology, real estate, legal, marketing services and human resources, which we centrally manage.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger with U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of December 4, 2003 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        Qwest disclosed matters to the FCC in connection with our 2002 compliance audit and otherwise, including a change in traffic flow related to wholesale transport for operator services traffic and certain toll-free traffic, certain bill mis-labeling for commercial credit card bills and certain billing errors for public telephone services originating in South Dakota for toll free services and certain marketing issues related to long-distance services in Arizona. If the FCC institutes an investigation into the latter categories of matters, it could result in the imposition of fines and other penalties against us.

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

        We reached a settlement of these disputes with the carriers on November 12, 2003, which involved, among other things, an additional payment by us of $157.5 million, and in return, the carriers paid into trust $350 million. Of the $350 million, $150 million is available to reimburse us for defense costs incurred by us in connection with, among other matters, the investigations and securities and derivative actions described above. The remaining $200 million is set aside to cover our losses and the losses of current and former directors and officers and others who released the carriers in connection with the settlement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries.

Results of Operations

Restatement of Prior Years' Consolidated Financial Statements

        Our annual report on Form 10-K for fiscal 2002, or our 2002 Form 10-K, was filed in October 2003 and contains, among other things, our restated consolidated financial statements for the years ended December 31, 2001 and 2000. In connection with this restatement, we performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and the quarter ended March 31, 2002 and identified a number of errors. This restatement resulted in, among other things, an aggregate reduction in revenue of approximately $2.5 billion and an aggregate increase in net loss of approximately $2.7 billion, including the impact for the three months ended March 31, 2002. The net impact of the restatement is summarized as follows:

	Three Months Ended March 31, 2002
	Revenue	Pre-tax Loss	Net Loss	Loss per Share
	(Dollars in millions, except per share amounts)
Previously reported	$4,369	$(740)	$(698)	$(0.42)
Restatement Adjustments, net:
Directory publishing services revenue and costs	40	25	15	0.01
Installation fees	19	19	11	0.01
Certain equipment sales	(6)	40	25	0.01
Purchase accounting	—	(196)	(120)	(0.07)
Restructuring accrual	—	(57)	(35)	(0.02)
Network labor costs	—	(22)	(13)	(0.01)
Settlement charges	—	22	14	0.01
KPNQwest valuation	—	(21)	(21)	(0.01)
Other	(26)	(30)	(28)	(0.02)

Net restatements other than the cumulative effect of changes in accounting principles	27	(220)	(152)	(0.09)

As restated before reclassification of discontinued operations and cumulative effect of changes in accounting principles	4,396	(960)	(850)	(0.51)
Reclassification for discontinued operations(1)	(413)	(204)	—
Cumulative effect of changes in accounting principles	—	—	(22,800)	(13.68)

As restated	$3,983	$(1,164)	$(23,650)	$(14.19)

(1)
As further discussed in Note 4—Discontinued Operations including Assets Held for Sale, in 2002 we began reporting the operations of our directory publishing business as discontinued. However, certain of the restatement adjustments affect these operations. The reclassification is made to reconcile revenue and pre-tax loss as previously reported, which included our directory publishing business in continuing operations, to the "as restated" amounts under the current presentation.

	December 31, 2001
(Dollars in millions except per share amounts)	Revenue	Pre-Tax Loss	Net Loss	Loss Per Share
Previously reported	$19,695	$(3,958)	$(4,023)	$(2.42)
Net restatements	(1,543)	(2,497)	(1,580)	(0.95)
Reclassification of previously reported extraordinary item	—	(106)	—	—
Reclassification for discontinued operations	(1,628)	(834)	—	—

As restated	$16,524	$(7,395)	$(5,603)	$(3.37)

	December 31, 2000
(Dollars in millions except per share amounts)	Revenue	Pre-Tax Loss	Net Loss	Loss Per Share
Previously reported	$16,610	$126	$(81)	$(0.06)
Net restatements	(945)	(1,432)	(956)	(0.76)
Reclassification for discontinued operations	(1,517)	(728)	—	—

As restated	$14,148	$(2,034)	$(1,037)	$(0.82)

        Additionally, we recorded a $353 million adjustment to reduce January 1, 2000 beginning retained earnings related to our restatement of our directory publishing revenue and costs and the related deferred income tax effects.

        The restatements involve, among other matters, revenue recognition issues related to optical capacity asset transactions, equipment sales, directory publishing and purchase accounting. A complete description of the nature and reason for the individually significant restatement items is included in Note 3 to our December 31, 2002 financial statements included in Item 8 of our 2002 Form 10-K and in Note 2 to our March 31, 2003 financial statements included in Item 1 of this quarterly report on Form 10-Q.

        While our restatement of revenue and net loss is attributable primarily to misinterpretations or misapplications of GAAP, we believe that many of the restatement adjustments were the result of certain ineffective internal control policies and procedures.

        We have not amended our prior filings to reflect the restatement. As a result, the information previously filed in our annual reports on Form 10-K for fiscal years 2001 and 2000, our quarterly reports on Form 10-Q for the quarterly periods included in those fiscal years and for the quarter ended March 31, 2002 and any current reports on Form 8-K, or other disclosures, containing fiscal years 2002, 2001 or 2000 information filed or made prior to the filing of our 2002 Form 10-K on October 16, 2003 should not be relied upon.

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

        Beginning in 2002, we have reduced capital expenditures and expect to continue at this reduced level for the foreseeable future. Given the current business environment in Item 1 of our 2002 Form 10-K, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL, long-distance and VoIP products. The reduced levels of capital expenditures have contributed to our ability to reduce interest-bearing debt.

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

        In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. Prior to entering into this arrangement, we concluded that our wireless services were provided at a competitive disadvantage to other national wireless carriers because our wireless network was limited to areas within our 14-state region, which did not allow our customers to use their wireless service in a cost effective manner when they traveled out of these areas. Our wireless network also had certain technological capability limitations compared to other wireless carriers. This new arrangement will enable us to utilize Sprint's nationwide digital wireless network to offer our customers new voice and data capabilities, but will not give us exclusive rights to resell Sprint service within our 14-state region. We expect this agreement, along with an expansion of distribution channels and a resumption of wireless market efforts, to have a positive impact on future wireless revenue. Although we expect our gross margins specific to the arrangement with Sprint will be lower, we expect the reduced margin to be offset by increased sales and lower network costs, on a company-wide basis, than would have been incurred without this arrangement. We plan to begin offering these Sprint services under our brand name in early 2004.

Cumulative Effect of Change in Accounting Principle, Net of Taxes

        Our net income for the three months ended March 31, 2003 was impacted by a $206 million net increase related to the adoption of SFAS No. 143 on January 1, 2003. See further discussion in Note 1—Basis of presentation to our condensed consolidated financial statements in Item 1 of this report.

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

        For the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, local voice revenues declined $145 million, or 8%. Consumer local voice services declined $57 million primarily because of the loss of 647,000 access lines, or a 6% decrease, between March 31, 2002 and March 31, 2003, and the corresponding decline in usage of certain calling features. Business local voice services revenue declined $49 million, which was caused primarily by access line losses of 215,000 and mandated regulatory rate declines. The access line losses were driven by weak demand in our local service area, technology substitution to wireless and broadband services and competition. We are experiencing competition in both the business and consumer markets from both facility and non facility-based providers such as cable companies providing telephony services, CLECs and other telecommunications providers reselling our services. The wholesale local voice services decline of $39 million was associated with reductions in demand for services such as operator services and collocation, partially offset by increases in UNE-P revenue. The wholesale declines were primarily driven by the soft telecommunications market.

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

        Non-employee related costs decreased $24 million, or 13%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The change is attributable to a $41 million decrease in CPE costs associated with lower CPE volumes, enhanced inventory management and lower external commissions.

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

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, decreased $100 million, or 23%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The change was driven primarily by a decrease of $139 million in marketing and advertising, software and real estate expenses. These reductions were partially offset by an increase of $85 million in information technology resources to maintenance activities from development activities that were eligible for capitalization.

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

        Non-employee related costs, such as network real estate, cost of sales for CPE and reciprocal compensation payments, decreased $96 million, or 27%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The change is primarily attributable to a decrease of $53 million in marketing and advertising, real estate, CPE costs associated with lower CPE volumes and enhanced inventory management and external commissions associated with lower revenues.

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

        Non-employee related costs, such as real estate and marketing and advertising, decreased $11 million, or 38%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The change is primarily attributable to a decrease of $11 million in marketing and advertising costs and network expenses. These decreases were a result of our strategic decision to de-emphasize the sale of wireless services on a stand-alone basis.

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

        Non-employee related costs decreased $12 million, or 9%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The change is primarily due to a decrease of $106 million in software purchases and reduced marketing and advertising expenses, partially offset by a $92 million shift of information technology resources to maintenance activities from development activities that were eligible for capitalization.

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

        Even if we are successful in our de-leveraging efforts, we may need to obtain additional financing to meet our debt service obligations if operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve or if we become subject to significant judgments and/or settlements in connection with the resolution of one or more matters described under Securities Actions and Derivative Actions in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report. In the event of an adverse outcome in one or more of these matters we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. However, we believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, for the foreseeable future.

        Operating Activities.    We generated cash from operating activities of $837 million and $571 million for the three months ended March 31, 2003 and 2002, respectively, or an increase of $266 million. For the three months ended March 31, 2003, cash from operating activities was positively affected by an increase of $167 million in accounts receivable. Offsetting this increase was a decrease in revenues of $359 million for the three months ended March 31, 2002 as compared to the revenues for the three months ended March 31, 2002. For the three months ended March 31, 2002, cash from operating activities were negatively affected by a decrease in accounts payable of $242 million and a decrease in restructuring and Merger-related reserves of $174 million.

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

        Capital Expenditure Forecast.    Our current capital expenditure forecast for 2003 is estimated to be less than $2.5 billion with the majority being used in our wireline segment. We expect to continue at reduced levels for the foreseeable future. Given the current business environment as discussed in Item 1 of our 2002 Form 10-K, we believe that these reduced levels of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL, long-distance and VoIP products. The reduced levels of capital expenditures, beginning in 2002, have contributed to our ability to reduce interest-bearing debt.

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

Recent Developments Impacting Liquidity and Capital Resources

        The following describes developments impacting our liquidity and capital resources from March 31, 2003 through December 4, 2003 (the date of the original filing of this Form 10-Q).

        On June 9, 2003, we entered into a senior term loan with two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of our current indebtedness. The floating rate tranche is non-pre payable for two years and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as our other senior indebtedness. The net proceeds were used to refinance our debt due in 2003 and fund or refinance our investment in telecommunications assets.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q/A contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger with U S WEST, Inc. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with generally accepted accounting principles in the United States of America, or GAAP. As of December 4, 2003 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

        Also, the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. Recently, the Inspector General of the GSA referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We are cooperating fully with the GSA and believe that we will remain a supplier of the government; however if we are not allowed to be a supplier to the government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of our consolidated annual revenue.

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

        The consolidated securities action, the consolidated ERISA action, and the California State Teachers' Retirement System, State of New Jersey (Treasury Department, Division of Investment) and State Universities Retirement System of Illinois actions described in Note 11—Commitments and Contingencies to the condensed consolidated financial statements in Item 1 of this report present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. Moreover, the size, scope and nature of our recent restatements affect the risk presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged the restatement of items in support of their claims. While we intend to defend against these matters vigorously, the ultimate outcomes of these cases are very uncertain, and we can give no assurance as to the impacts on our financial results or financial condition as a result of these matters. Each of these cases is in a preliminary phase. None of the plaintiffs or the defendants has advanced evidence concerning possible recoverable damages, and we have not yet conducted discovery on these and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these lawsuits were to prevail. Any settlement of or judgment on one or more of these claims could be material, and we cannot give any assurance that we would have the resources available to pay such judgments. Also, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth, if circumstances underlying our expectations change, we may be unable to further significantly reduce such capital requirements or operating expenses, even if revenue is decreasing. Such nondiscretionary capital outlays may lessen our ability to compete with other providers who face less significant spending requirements.

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

        As reported more fully in our 2002 Form 10-K/A, we learned during 2002 of certain deficiencies in our internal controls related to each of the following:

  •
  the structure and design of certain financial information and reporting processes;

  •
  the design of policies and execution of processes related to accounting for operating activities;

  •
  inadequate or ineffective policies for complex transactions and certain other matters; and

  •
  our internal control environment (which had been corrected by December 31, 2002).

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

        As reported in our 2002 Form 10-K/A, we have taken, during the second half of 2002 and the first half of 2003, many measures to improve the effectiveness of our internal controls. Though it may take some time to realize all of the benefits from the measures we have taken, we believe that our internal controls are improving and that there is no reason to believe that the financial statements included in this report are not fairly stated in all material respects.

        We completed on October 16, 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that these procedures and controls were not effective at March 31, 2003 due to the deficiencies described above. By the date of the original filing of this report, December 4, 2004, our management, including our Chief Executive Officer and Chief Financial Officer had concluded, however, that our disclosure controls and procedures were effective as of December 4, 2003 and believed that our financial statements included in this report were fairly presented in all material respects.

        The items set forth below were changes made in whole or in part during the quarterly period covered by this report in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting:

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information set forth above under Note 11—Commitments and Contingencies contained in the "Notes to Condensed Consolidated Financial Statements" included in this Quarterly Report on Form 10-Q/A is hereby incorporated by reference.

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

  (a)
  Exhibits filed for Qwest through the filing of this Form 10-Q/A:

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

November 5, 2004