Form 10-Q/A
period 2003-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-11-08
CIK 1037949

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms.

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

        On a going forward basis, the net costs of removal related to these assets will be charged to our consolidated statement of operations in the period in which the costs are incurred. As a result, the adoption of SFAS No. 143 is expected to decrease our depreciation expense on an annual basis by approximately $32 million and increase operating expenses related to the accretion of the fair value of our legal asset retirement obligations by approximately $6 million annually beginning January 1, 2003. Based on historical charges and activity through December 4, 2003 (the date of the original filing of this Form 10-Q), we believe that recurring removal costs will be approximately $35 million to $45 million annually which will be charged to our consolidated statement of operations as incurred.

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

        Other restructuring-related charges, primarily severance related, were $4 million and $5 million for the three and six months ended June 30, 2003, respectively.

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

        The restatements involve, among other matters, revenue recognition issues related to optical capacity asset transactions, equipment sales, directory publishing and purchase accounting. A complete description of the nature and reason for the individually significant restatement items is included in Note 3 to our December 31, 2002 financial statements included in Item 8 of our 2002 Form 10-K/A and in Note 2 to our March 31, 2003 financial statements, included in Item 1 of our Form 10-Q for the quarter ended March 31, 2003.

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

        Beginning in 2002, we have reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. Given the current business environment, as discussed in Item 1 of our 2002 Form 10-K, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL, long-distance and VoIP products The reduced levels of capital expenditures have contributed to our ability to reduce interest-bearing debt.

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

        In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area. Prior to entering this arrangement, we concluded that our wireless services were provided at a competitive disadvantage to other national wireless carriers because our wireless network was limited to areas within our 14-state region, which did not allow for our customers to use their wireless service in a cost effective manner when they traveled out of these areas. Our wireless network also had certain technological capability limitations compared to other wireless carriers. This new arrangement will enable us to utilize Sprint's nationwide digital wireless network to offer our customers new voice and data capabilities, but it does not give us exclusive rights to resell Sprint service within our 14-state region. We expect this arrangement, along with an expansion of distribution channels and a resumption of wireless marketing efforts, to have a positive impact on future wireless revenues. Although we expect our gross margins specific to the arrangement with Sprint will be lower, we expect the reduced margin to be offset by increased sales and lower network expenses, on a company-wide basis, than would have been incurred without this agreement. We plan to begin offering these Sprint services under our brand name in early 2004.

Cumulative Effect of Change in Accounting Principle, Net of Taxes

        Our net income for the six months ended June 30, 2003 was impacted by a $206 million net increase related to the adoption of SFAS No. 143 on January 1, 2003. See further discussion in Note 1—Basis of presentation to our condensed consolidated financial statements in Item 1 of this report.

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

        Non-employee related costs, such as real estate, cost of sales for CPE and reciprocal compensation payments decreased $49 million, or 23%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The change is attributable to a decrease of $51 million in CPE costs associated with lower volumes and improved inventory management and lower external commissions.

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

        Non-employee related costs, such as real estate, cost of sales for CPE and reciprocal compensation payments decreased $68 million, or 17%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The change is attributable to decreased CPE costs of $55 million, associated with lower volumes and improved inventory management.

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

        Non-employee related costs decreased $45 million, or 12%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The change was driven by a $71 million decrease in marketing and advertising costs, lower software purchases, lower external commissions and other cost reduction efforts. The decreases were offset by a $36 million shift of information technology resources to maintenance activities from those activities that were eligible for capitalization.

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

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, decreased $146 million, or 18%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The change was driven by $173 million reduction in marketing and advertising, purchased software and real estate expenses.

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

        Non-employee related costs, such as marketing and advertising, rent, software expense, cost of sales of CPE and reciprocal compensation payments, decreased $112 million, or 30%, for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002. The change is primarily attributable to a $80 million reduction in marketing and advertising expenses, CPE costs associated with lower volumes and improved inventory management and lower external commissions associated with lower revenues.

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

        Non-employee related costs, such as network real estate, cost of sales for CPE and reciprocal compensation payments, decreased $216 million, or 30%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The change was primarily due to a $196 million decrease in marketing and advertising costs, lower CPE costs associated with lower volumes, improved inventory management, lower external commissions associated with lower revenues and other cost reduction efforts.

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

        Non-employee related costs increased $33 million, or 31%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The change was driven by increases of $45 million in information technology resources to maintenance activities from development activities that were eligible for capitalization. This increase was offset by $17 million reduction in software related expense.

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

        Non-employee related costs increased $34 million, or 15%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The change was driven by increases of $149 million in information technology resources to maintenance activities from development activities that were eligible for capitalization. This increase was partially offset by $67 million reduction in software purchases.

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

        Even if we are successful in our de-leveraging efforts, we may need to obtain additional financing to meet our debt service obligations if operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve or if we become subject to significant judgments and/or settlement in connection with the resolution of one or more matters described under Securities Actions and Derivative Actions in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. However, we believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, for the foreseeable future.

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

        Capital Expenditure Forecast.    Our current capital expenditure forecast for 2003 is estimated to be less than $2.5 billion with the majority being used in our wireline segment. Given the current business environment as discussed in Item 1 of our 2002 Form 10-K, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL, long-distance and VoIP products. The reduced levels of capital expenditures, beginning in 2002, have contributed to our ability to reduce interest-bearing debt.

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

Recent Developments Impacting Liquidity and Capital Resources

        The following describes developments impacting our liquidity and capital resources from June 30, 2003 through December 4, 2003 (the date of the original filing of this Form 10-Q).

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

        We completed on October 16, 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that these procedures and controls were effective at June 30, 2003.

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

  •
  We improved the effectiveness of our compliance programs. This effort included the hiring of additional personnel and the establishment of a management compliance committee that is staffed by senior-level employees.

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