Form 10-Q/A
period 2003-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-11-08
CIK 1037949

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms.

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

i

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

ii

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

iii

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger with U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of November 19, 2003 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

        Also, as previously announced in July 2002 by the General Services Administration ("GSA"), the GSA is conducting a review of all contracts with us for purposes of determining present responsibility. Recently, the Inspector General of the GSA referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We have been informed that the basis for the referral is last February's indictment against four former employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint filed the same day by the SEC against the same former employees and others relating to the Arizona School Facilities. Board transaction and a transaction with Genuity, Inc. ("Genuity") in 2000. We are cooperating fully with the GSA and believe that we will remain a supplier of the government; however, if we are not allowed to be a supplier to the government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of our consolidated annual revenue.

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
	(Dollars in millions except per share amounts)
Previously reported	$19,695	$(3,958)	$(4,023)	$(2.42)
Net restatements	(1,543)	(2,497)	(1,580)	(0.95)
Reclassification of previously reported extraordinary item	—	(106)	—	—
Reclassification for discontinued operations	(1,628)	(834)	—	—

As restated	$16,524	$(7,395)	$(5,603)	$(3.37)

	December 31, 2000
	Revenue	Pre-Tax Loss	Net Loss	Loss Per Share
	(Dollars in millions except per share amounts)
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

        The restatements involve, among other matters, revenue recognition issues related to optical capacity asset transactions, equipment sales, directory publishing and purchase accounting. A complete description of the nature and reason for the individually significant restatement items is included in Note 3 to our December 31, 2002 financial statements included in Item 8 of our 2002 Form 10-K and in Note 2 to our March 31, 2003 financial statements, included in Item 1 of our Form 10-Q for the quarter ended March 31, 2003.

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

Cumulative Effect of Change in Accounting Principle, Net of Taxes

        Our net income for the nine months ended September 30, 2003 was impacted by a $206 million net increase related to the adoption of SFAS No. 143 on January 1, 2003. See further discussion in Note 1—Basis of presentation to our condensed consolidated financial statements in Item 1 of this report.

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

        Non-employee related costs, such as real estate, cost of sales for CPE and reciprocal compensation payments decreased $16 million, or 9%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The change is attributable to a decrease in CPE costs associated with lower CPE revenue and lower external commissions of $57 million, partially offset by increase in access expenses of $28 million.

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

        Non-employee related costs, such as real estate, cost of sales for CPE and reciprocal compensation payments decreased $89 million, or 15%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The change is attributable to a decrease of $150 million in costs related to sales of equipment to customers of CPE and in external commissions. Partially offsetting these decreases was a increase of $29 million in access costs.

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

        Non-employee related costs increased $31 million, or 11%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The change was primarily caused by increased advertising, insurance, hardware and costs of supplies of $191 million.

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

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, decreased $115 million, or 10%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The change was driven by lower marketing, advertising and real estate expenses in the amount of $109 million.

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

        Non-employee related costs, such as marketing and advertising, rent, software expense, cost of sales of CPE and reciprocal compensation payments, decreased $7 million, or 3%, for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002. The decrease is attributable to lower marketing and advertising expenses, decreased CPE costs associated with lower CPE revenues and lower external commissions offset by payments to the Universal Service Fund.

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

        Non-employee related costs, such as network real estate, cost of sales for CPE and reciprocal compensation payments, decreased $219 million, or 23%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The change was primarily due to a decrease of $210 million in marketing and advertising costs, CPE costs associated with lower CPE revenues and external commissions associated with lower sales staffing and revenues.

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

        Non-employee related costs increased $28 million, or 32%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The change is attributable to a $29 million increase in marketing and advertising campaigns.

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

        Non-employee related costs increased $58 million, or 18%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The change was driven by an increase of $149 million due to a shift of information technology resources to maintenance activities from development activities that were eligible for capitalization. The increase was partially offset by decrease of $80 million in software related expense.

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

        Even if we are successful in our de-leveraging efforts, we may need to obtain additional financing to meet our debt service obligations if operations do not improve, if revenue and operating cash flow declines are worse than expected, if economic conditions do not improve or if we become subject to significant judgments and/or settlements in connection with the resolution of one or more matters described under Securities Actions and Derivative Action in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments, resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. However, we believe that cash flows from operations, our current cash position and continued access to capital markets will allow us to meet our business requirements, including debt service, for the foreseeable future.

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

        Capital Expenditure Forecast.    Our current capital expenditure forecast for 2003 is estimated to be less than $2.5 billion with the majority being used in our wireline segment. Given the current business environment, as discussed in Item 1 to our 2002 Form 10-K we expect to continue at a reduced level for the foreseeable future. We believe that our current level of capital expenditures will sustain our business at existing levels and support our core growth requirements. The reduced levels of capital expenditures, beginning in 2002, have contributed to our ability to reduce interest-bearing debt.

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

Recent Developments Impacting Liquidity and Capital Resources

        The following describes developments impacting our liquidity and capital resources from September 30, 2003 through November 19, 2003 (the date of the original filing of this Form 10-Q).

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger with U S WEST, Inc. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with generally accepted accounting principles in the United States of America, or GAAP. As of November 19, 2003 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        We completed on October 16, 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that these procedures and controls were effective at September 30, 2003. There were no changes in the Company's internal control over financial reporting that occurred in the third quarter of 2003 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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
(10.44)
Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 as originally filed on November 19, 2003).
(10.45)
Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).†
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

†
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
Date: November 5, 2004