Form 10-K/A
period 2003-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-11-08
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV

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

DOCUMENTS INCORPORATED BY REFERENCE:

        Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Qwest's definitive proxy statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2003.

        This Annual Report on Form 10-K/A is being filed as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to revise certain disclosures contained in the original Form 10-K. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-K, such information has not been updated in this Form 10-K/A. To update all other information, we hereby incorporate by reference herein all information contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms.

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

        We were incorporated under the laws of the State of Delaware in 1997. Pursuant to a merger with U S WEST, Inc. on June 30, 2000, which we refer to as the Merger, we acquired all of the outstanding common stock of U S WEST and its subsidiaries. The Merger has been accounted for as a reverse acquisition, which means that, even though from a legal standpoint Qwest acquired U S WEST, the merger was accounted for as if U S WEST acquired Qwest. The transaction was recorded under the purchase method of accounting; thus the assets and liabilities of the acquired entity (Qwest) were recorded at their fair values. The difference between the purchase price and the fair values of the assets and liabilities was recognized as goodwill. Additionally, our consolidated statements of operations and cash flows reflect the operating activity of U S WEST prior to the merger date and U S WEST and Qwest combined after the merger date. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, telephone number (303) 992-1400.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, including risks associated with our outstanding legal matters, see the risk factors described in "Special Note Regarding Forward-Looking Statements" in Part II, Item 7 below.

Financial Condition

        The below table provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 of this report.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in millions)
Operating Results:
Operating revenue	$14,288	$15,371	$16,530
Operating expenses	14,542	34,288	18,882
Operating losses	(254)	(18,917)	(2,352)
Loss from continuing operations	(1,313)	(17,618)	(6,117)
Net income (loss)	1,512	(38,468)	(5,603)

Balance Sheet Data:
Consolidated debt	$17,508	$22,540
Working capital deficit*	(1,132)	(510)
Accumulated deficit	(43,927)	(45,439)

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

Restatement of Prior Years' Consolidated Financial Statements

        Our annual report on Form 10-K for fiscal 2002, or our 2002 Form 10-K, was filed in October 2003 and contains, among other things, our restated consolidated financial statements for the years ended December 31, 2001 and 2000. In connection with this restatement, we performed an analysis of our previously issued consolidated financial statements for 2001 and 2000 and identified a number of errors. This restatement resulted in, among other things, an aggregate reduction in revenue of approximately $2.5 billion and an aggregate increase in net loss of approximately $2.5 billion. The net impact of the restatement is summarized as follows:

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

        While our restatement of revenue and net loss is attributable primarily to misinterpretations or misapplications of GAAP, we believe that many of the restatement adjustments were the result of certain ineffective internal control policies and procedures. For a more detailed description of our restatement adjustments, see Note 3—Restatement of Results to our consolidated financial statements in Item 8 of our 2002 Form 10-K.

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

Reserve for Investigations and Securities Matters

        As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of the investigations and securities matters to which we are subject. These matters are described in detail in Item 3—Legal Proceedings. We most recently engaged in these preliminary discussions after we announced our 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led us to conclude that a reserve should be provided. Accordingly, we have recorded a charge in our financial statements amounting to $200 million which represents the minimum estimated amount of loss we believe is probable. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided. If the $200 million in recorded reserve is insufficient to cover these matters, we will need to record additional charges to our statement of operations in future periods. At this time, we believe that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of the insurance proceeds, but the use and allocation of these proceeds has yet to be resolved between us and individual insureds. We are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature. See Item 3—Legal Proceedings—Matters Resolved in the Fourth Quarter of 2003 and Note 10—Other Financial Information in Item 8 of this report.

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment on one or more of these actions substantially in excess of our recorded reserve could have a significant impact, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales.

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

        Our fiber optic broadband network extends over 180,000 miles to major cities worldwide and enables long-distance voice services and data and Internet services. We rely on our completed metropolitan area network fiber rings and in-building rights-of-way to expand service to existing customers and provide service to new customers who have locations on or near a ring or in a building where we have a right-of-way or a physical presence. Our fiber rings allow us to provide these customers with end-to-end connectivity for our broadband data services to large and multi-location enterprises and other telecommunications carriers in key United States metropolitan markets. End-to-end connectivity provides customers with the ability to transmit and receive information at high speed through the entire connection path rather than be limited by dial-up connection speeds.

Wireline Products and Services

        The following reflects the key categories of our wireline products and services.

        Local voice services—consumer, business and wholesale.    Through our traditional telephone network, we originate and terminate local voice services within local exchange service territories as defined by the state regulators. These local voice services include:

  •
  basic local exchange services provided through access lines connected to our portion of the traditional telephone network;

  •
  switching services for customers' internal communications through facilities that we own;

  •
  various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling;

  •
  enhanced voice services, such as voice mail;

  •
  operator services, including directory assistance;

  •
  public telephone service;

  •
  voice customer premises equipment; and

  •
  collocation services (i.e. hosting of another provider's telecommunications equipment in our facilities).

        Recently, we also began to offer VoIP services in Minnesota on a limited basis. This technology allows us to offer more features at reduced costs to customers. We do not expect to recognize a material amount of revenue from our VoIP offerings in 2004.

        On a wholesale basis, we provide network transport, billing services and access to our local network within our local service area to other telecom providers and wireless carriers. These services allow other telecom companies to provide telecommunications services using our local network. At times, we sell UNEs, which allow our wholesale customers to build their own networks and interconnect with our network.

        Long-distance voice services—consumer, business and wholesale.    We provide three types of long-distance communications services to our consumer, business and wholesale customers.

  •
  We provide IntraLATA long-distance service to our customers nationwide including within our local service area;

  •
  We provide InterLATA long-distance services nationwide. Beginning in the fourth quarter of 2003, we satisfied certain Federal Communications Commission, or FCC, requirements that allowed us to begin providing these services throughout our local service area using our proprietary network assets; and

  •
  We also provide international long-distance services for voice calls that terminate or originate with our customers in the United States.

        Access services—wholesale.    We provide access services to other telecommunications providers for the use of our local network to connect their customers to their data and IP networks so that they can provide long-distance services.

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

  •
  Digital subscriber line, which permits existing consumer and business customer telephone lines to operate at higher speeds necessary for video and high-speed data communications to the Internet or private networks. Substantially all of our DSL customers are currently located within our local service area;

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

  •
  Internet dial access, which provides Internet service providers, and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure;

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

        On a wholesale basis, we provide collocation services, or hosting of other providers' telecommunications equipment in our facilities. We also provide wholesale private line services primarily to other providers of long-distance services to allow them use of our local network to connect their customers to their networks.

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

Wireless Services

        We operate our wireless services segment primarily through our indirect wholly owned subsidiary, Qwest Wireless LLC. In August 2003, Qwest Wireless entered into a service agreement with a subsidiary of Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communication service, wireless network, to consumer and business customers, primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Under the service agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The service agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). Through Qwest Wireless, we also continue to operate a wireless network that serves select markets within our local service area, including Denver, Seattle, Phoenix, Minneapolis, Portland, Salt Lake City and other smaller markets. Our wireless customers who are currently being serviced through our proprietary wireless network will be transitioned onto Sprint's network over time.

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

Customer Service Initiatives

        With increased levels of competition in the telecommunications industry resulting from statutory and regulatory developments and technology advancements, we believe competitive providers are no longer hindered by historical barriers to entry. As a result, we believe factors such as pricing and customer service are increasingly becoming determining factors in maintaining or increasing market share in the telecommunications industry.

        We are seeking to distinguish ourselves from our competitors through a number of customer service initiatives supporting our Qwest Spirit of Service™ brand commitment. We believe these initiatives have allowed us to improve our customer service relative to our peers over the past year. We monitor the progress of our customer service initiatives through studies we commission from an independent market research firm. While our overall performance in these studies remains lower than most of our peers, we have seen our small-business customer satisfaction rating ratio improve from a score of 89 for the third quarter of 2003 to 95 for the third quarter of 2004 (a score of 100 being at parity with our peers). In the same period, overall consumer satisfaction also increased from 92 to 96.

        Our customer service initiatives include the following:

  •
  Qwest Choice™. In 2003 and into 2004, we restructured our packaging and pricing plans in order to provide customers with greater choice, flexibility and simplification. These plans offer a variety of combinations of voice services, wireless services and data services, including new products such as stand-alone DSL and VoIP services. We also improved our product offerings during this period by entering into strategic relationships with providers of wireless and video communications.

  •
  Promise of Value™. We initiated our Promise of Value™ campaign in late 2003. This campaign actively assists customers in designing their mix of Qwest products and services. As part of this campaign, we are offering free account reviews and advising our customers on how they can save money on their monthly bills.

  •
  Customer Support. We have instituted training and incentive plans for our customer care representatives designed to improve the customer's experience with Qwest and have expanded our customer care facilities. We have also begun opening retail locations where customers can learn more about our products and services and submit orders in person. And we have re-designed our website and the appearance of our bills to be clearer for our customers. We believe these and other changes will lead to continued improvements in our communications with our customers.

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

        The obligation to make number portability available from wireline to wireless service, which was recently mandated by the FCC, is another competitive factor that may increase access line losses. Also, revenue for local voice services may be affected adversely should providers of VoIP services attract a sizable base of customers who use VoIP to bypass traditional local exchange carriers. A related concern is the risk that access charge fees we receive from other telecommunications providers will be reduced if phone-to-phone VoIP calls remain unregulated and are not to be subject to intercarrier compensation obligations that apply to traditional telephony.

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

        Long-distance voice services.    National telecommunications providers, such as AT&T Corporation, Sprint and MCI Inc. (formerly known as Worldcom, Inc.) compete with us in providing InterLATA and IntraLATA long-distance services both inside and outside our local service area. Other ILECs, such as BellSouth Corporation, Verizon Communications and SBC Communications, Inc., also compete in the InterLATA market nationally and, as they have gained FCC approval, within the states in their respective local service areas. Wireless providers also market both IntraLATA and InterLATA long-distance services as a substitute to traditional wireline service.

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

        Access services.    Within our local service area, we compete primarily with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. Outside our local service area, we compete primarily with other ILECs and with national long-distance carriers. We compete on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as an ILEC helps make us the leader in providing these services within our local service area, increased competition has resulted in a reduction in access minutes of use billed to national long-distance carriers and wireless carriers. Also, we earn certain revenues when we originate or terminate calls that are carried by national long-distance carriers and wireless carriers that generate carrier access charges for the use of our network. To the extent that VoIP networks or VoIP service providers seek to bypass the traditional methods and obligations to pay this form of intercarrier compensation, or the related "reciprocal compensation" which we earn for use of our network in terminating local calls, these providers could enjoy a competitive advantage versus traditional carriers who must factor the costs of carrier access charges and reciprocal compensation into their charges.

        Data and Internet services.    Business customers are the primary market for these network-related services, although we are increasing our DSL offerings to both consumer and business customers in several markets in our local service area. In providing these services, we compete with national long-distance carriers (such as AT&T, Sprint and MCI), cable operators, ILECs, CLECs and large integrators (International Business Machines Corporation and Electronic Data Systems Corporation). Large integrators are also competing in a new manner, providing customers with managed network services, which takes inter-site traffic off our network. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price. We also compete with cable operators who offer high-speed broadband facilities over cable modem, a technology directly competitive with the DSL modems that we employ. Cable operators who sell data or Internet services via broadband enjoy a regulatory advantage in that they are not presently subject, at least in the jurisdictions in which we operate, to regulation as "telecommunications" providers which imposes many costs and obligations, such as that to make UNE-P available to competitors or to provide competitive access and interconnect rights.

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

Interconnection

        The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with, and make UNEs available to other telecommunications providers. These decisions establish our obligations in our local service area and affect our ability to compete outside of our local service area. In May 2002, the U.S. Supreme Court issued its opinion in the appeal of the FCC's rules on pricing of UNEs. The Court affirmed the FCC's rules. Since we were following the FCC's then current UNE pricing rules, this decision did not impact the pricing of our UNEs.

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

        On August 21, 2003, the FCC issued the triennial review order in response to the court's decision. The triennial review order addressed the regulatory status of a number of UNEs and the obligations of ILECs with respect to them. Among the more significant determinations made by the FCC in the triennial review order were: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers using DS-1 switching capacity and above, but state regulators are allowed to initiate and conclude proceedings within 90 days of October 2, 2003, to rebut this presumption of no impairment and petition the FCC for a waiver; the

Colorado, Minnesota and Oregon regulators initiated such proceedings but did not petition the FCC for a waiver of the no impairment finding; (ii) CLECs are impaired without access to switching and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices); proceedings before state regulators to rebut these presumptions of impairment may be initiated and concluded within nine months of October 2, 2003; (iii) state regulators must initiate and conclude within nine months of October 2, 2003, proceedings to approve a "batch hot cut migration process" (a process by which a CLEC's customers served by the UNE-P would be moved to the CLEC's own switch in the event switching is eliminated from UNE-P) to be implemented by ILECs to address the costs and timeliness of the hot cut process; (iv) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing DSL services (referred to as line sharing); however, current line sharing customers are "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (v) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services; and (vi) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport, (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

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

Access Pricing

        The FCC has initiated a number of proceedings that could affect the rates and charges for access services that we sell or purchase. These proceedings and related implementation of resulting FCC decisions have not yet been completed. Because there are a number of such proceedings that are inter-related, and because new technologies (such as VoIP) are emerging that pose further complications, it may take some time for the rulemaking to be completed. It is possible that the FCC will recommend a major restructuring of the current system of intercarrier compensation for use of local networks, and this would affect our rights to claim payment for carrier access charges. There has been a national trend towards reducing the amounts charged for "reciprocal compensation" for use of our networks to terminate local, IntraLATA and other intrastate calls, in preference for a "bill and keep" approach, but this is subject to varying decisions and interests by the state agencies that govern these intrastate rates. From time to time, the state regulators which regulate intrastate access charges conduct proceedings that may affect the rates and charges for those services.

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

        To date, we do not believe the FCC's rules related to wireline-to-wireless LNP have had a significant impact on our access line losses, revenue or related costs. Going forward, we believe the most significant impacts will be an increase in operational costs of implementing local number portability and the unfavorable impact on customer satisfaction due to technical difficulties with the porting process, both at Qwest and with other telecommunications providers. In this regard, the FCC has a current proceeding to address whether the wireline porting interval (both wireless and wireline providers) should be reduced. We could also experience an acceleration of our access-line losses relating from the portability rules.

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

Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the recent restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of these matters. We most recently engaged in these preliminary discussions after we announced our 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led us to conclude that a reserve should be provided. Accordingly, we have recorded a charge in our financial statements amounting to $200 million which represents the minimum estimated amount of loss we believe is probable. We have recorded our estimate of the minimum liability because no estimate of probable loss from these matters is a better estimate than any other amount. Additionally, we are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature. If the $200 million in recorded reserve is insufficient to cover these matters, we will need to record future charges to our statement of operations in future periods. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided.

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

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserve could have a significant impact, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of March 11, 2004 (the date of the original filing of this Form 10-K), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        We did not pay any cash dividends on our common stock in 2003 or 2002 nor do we intend to pay any dividends for the foreseeable future. Some of our debt instruments contain restrictions on our ability to pay dividends. See Note 8—Borrowings to our consolidated financial statements in Item 8 of this report. We are also limited by Delaware law in the amount of dividends we can pay. Generally, the restrictions in our debt instruments are in the form of financial tests that allow the payment of dividends only if all specified conditions are met and then only up to threshold amounts that can change depending on Qwest's financial condition. For example, under one test, dividends may be paid if Qwest is not in default under the applicable debt instrument and has a ratio of debt to consolidated cash flow (as defined in the applicable debt instruments) of less than 3.5 to 1, and then only up to a threshold amount equal to either 50% of consolidated net income (in the case of a certain debt instrument) or 100% of consolidated cash flow minus 140% of consolidated interest expense (in the case of another debt instrument). These threshold amounts are determined quarterly on a cumulative basis, beginning from certain target dates. Under another test, dividends may be paid if Qwest has a ratio of debt to consolidated cash flow (as defined in our debt agreements) of less than 5 to 1 or a consolidated capital ratio (as defined in our debt agreements) of less than 2 to 1, and then only up to a threshold amount equal to the sum of equity capital that has been raised by Qwest in various ways. This basket is also available for and is reduced by other types of restricted payments.

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

        The restatements involve, among other matters, revenue recognition issues related to optical capacity asset transactions, equipment sales, directory publishing and purchase accounting. A complete description of the nature and reason for the individually significant restatement items is included in Note 3 to our December 31, 2002 financial statements included in Item 8 of our 2002 Form 10-K.

        While our restatement of revenue and net loss is attributable primarily to misinterpretations or misapplications of GAAP, we believe that many of the restatement adjustments were the result of certain ineffective internal control policies and procedures. For a more detailed description of our restatement adjustments, see Note 3—Restatement of Results to our consolidated financial statements in Item 8 of our 2002 Form 10-K.

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

        Wireless offerings are being expanded through a new arrangement with Sprint. Prior to entering this arrangement, we concluded that our wireless services were provided at a competitive disadvantage to other national wireless carriers because our wireless network was limited to areas within our 14-state region, which did not allow for our customers to use their wireless service in a cost effective manner when they traveled out of these areas. Our wireless network also had certain technological capability limitations compared to other wireless carriers. This new arrangement will enable us to utilize Sprint's nationwide digital wireless network, offer our customers new voice and data capabilities, but does not give us exclusive rights to resell Sprint services within our 14-state region. We expect this agreement, along with an expansion of distribution channels and a resumption of wireless marketing efforts, to have a positive impact on future wireless revenues. Although we expect our gross margins specific to the arrangement with Sprint will be lower, we expect the reduced margin to be offset by increased sales and lower network costs, on a company-wide basis, than would have been incurred without this agreement.

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

        In order to improve operational efficiencies, and in response to continued declines in revenue, we have implemented restructuring plans in which we reduced the number of our employees and consolidated and subleased idle real estate properties. We are also constantly reviewing all aspects of the business to identify operational efficiencies and to reduce costs. We will continue to evaluate our staffing levels and cost structure as deemed necessary. The purpose of the cost saving measures is to facilitate our efforts, in the face of downward price pressures and increasing competition, to maintain or improve our cash flow, financial position and results of operations for the foreseeable future. Costs of both our pension plan and our healthcare plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of health care and prescription drugs.

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

  Local voice

        Local voice revenue decreased $704 million, or 9%, in 2003 and decreased $432 million, or 5%, in 2002. Local voice revenue declines were driven by losses of access lines as we have experienced competition from both technology substitution and other telecommunications providers reselling our services by using UNE-Ps. As shown below, access lines declined by 797,000, or 5%, in 2003, and by 781,000, or 4%, in 2002. In 2003, we experienced consumer access line declines of 897,000, or 8%, while business retail access lines decreased by 443,000 (which included 145,000 lines lost due to the impact of the MCI bankruptcy), or 9%. UNE-Ps, which are reflected in our wholesale channel, increased by 543,000, or 52%. The increase in UNE-Ps partially offset the loss of retail access lines, but because of the regulated pricing structure of UNE-Ps this applied downward pressure on our revenue. In 2002, we experienced consumer access line declines of 667,000, or 6%, and business retail access line declines of 234,000, or 4%, while UNE-Ps increased by 120,000, or 13%. We also experienced declines in sales of enhanced features and installation and repair services in the consumer channel in both 2003 and 2002, and in the business channel in 2002. Wholesale local voice revenue declined in 2003 and 2002 primarily due to reductions in demand for services such as operator assistance, pay phones, and collocation.

	Access Lines
	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2003	2002	2001	2003 v 2002	2002 v 2001	2003 v 2002	2002 v 2001
Consumer	10,018	10,915	11,582	(897)	(667)	(8)%	(6)%
Business	4,607	5,050	5,284	(443)	(234)	(9)%	(4)%
Wholesale	1,584	1,041	921	543	120	52%	13%

Total	16,209	17,006	17,787	(797)	(781)	(5)%	(4)%

  Long-distance

        Long-distance revenue decreased $198 million, or 9%, in 2003 and decreased $420 million, or 17%, in 2002. In 2002, we evaluated specific long-distance services sold primarily outside of our local service area. Based upon that evaluation, we de-emphasized and stopped promoting certain products, including IntraLATA long-distance in the consumer and business markets and wholesale long-distance, which resulted in a decline in both our 2003 and 2002 revenue. However, in 2003, we re-entered the long-distance market within our local service area and expanded our offerings to provide complementary local and long-distance services. As a result, InterLATA long-distance revenue within our service area increased due to the addition of 2.3 million new lines, partially offsetting other 2003 long-distance revenue declines. The 2002 decline was also due to downward pressure on our prices by our competitors.

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

        Non-employee related costs, such as external commissions, real estate, cost of sales for CPE and reciprocal compensation payments decreased $85 million, or 11%, in 2003 and decreased $388 million, or 33%, in 2002. The decrease in 2003 is almost entirely attributable to a decline in costs of CPE sold to customers, corresponding with lower CPE revenue and a decrease in external commissions. The decrease from 2001 to 2002 is primarily due to $160 million of merger-related expenses which were incurred in 2001. The balance of the decline in 2002 was evenly attributable to lower external commissions, reciprocal compensation charges, postage and shipping costs, and lower data and Internet CPE costs. These costs decreased due to decreased associated revenues and improved management expense controls. Reciprocal compensation charges are amounts we pay other carriers to terminate local calls.

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

        Non-employee related costs, such as marketing and advertising, rent for administrative space and software expenses, were flat in 2003 and increased $257 million, or 22%, in 2002. In 2003, we realized approximately $60 million in savings due to lower real estate expenses and lower maintenance costs, reflecting the reduction in Qwest managed real estate holdings resulting from our restructuring activities. These declines were offset by a net charge of $100 million related to pending litigation. The 2002 increase was primarily due to a $200 million increase in costs caused by a shift of information technology resources to maintenance activities from development activities. The balance of the increase was due to increased costs related to our re-entry into the InterLATA long-distance market, offset by lower postage and shipping costs, reduced customer care costs and lower marketing and advertising expenses.

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

        Non-employee related costs, such as network real estate, cost of sales for CPE and reciprocal compensation payments, decreased $246 million, or 19%, in 2003 and decreased $180 million, or 12%, in 2002. Approximately two-thirds of the 2003 savings resulted from a decline in the costs of CPE sold to customers, and a decline in external commissions, both resulting from lower revenue. The CPE cost decline also includes the effect of reductions in our per-unit cost of CPE. The balance of the 2003 savings arose from smaller declines in real estate/occupancy costs and marketing and advertising costs. The 2002 savings resulted from declines in external commissions, reciprocal compensation costs, marketing and advertising expenses and postage and shipping costs, due to declines in the related revenues and cost cutting measures. These 2002 reductions were partially offset by settlement charges we recorded which related to outstanding litigation.

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

        Non-employee related costs increased $197 million, or 46%, in 2003 and increased $59 million, or 16%, in 2002. The 2003 increase was driven by a $100 million net charge related to litigation, accompanied by increases in marketing and advertising costs and a shift of information technology resources to maintenance activities from development activities that were eligible for capitalization. The 2002 increase was primarily due to a $200 million increase in costs as a result of a shift of information technology resources to maintenance activities from development activities that were eligible for capitalization. The balance of the increase was due to increased software costs related to our re-entry into the InterLATA long-distance market. These increases were offset by $160 million of merger-related expenses which were recorded in 2001.

Liquidity and Capital Resources

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.132 billion, $510 million and $5.522 billion as of December 31, 2003, 2002 and 2001, respectively. Our working capital deficit increased $622 million in 2003 compared to 2002 and decreased by $5.012 billion in 2002 compared to 2001. Our working capital deficit increased during 2003 primarily due to payments on long-term borrowings, which were partially funded by proceeds from sale of the Dex West business. Our working capital position improved during 2002, primarily due to refinancing of current borrowings to long-term and receipt of proceeds from sale of the Dex East business. As described below, in early 2004 we refinanced a portion of our borrowings that were due in 2004. Consequently, even if we are unable to access capital markets to refinance our current portion of debt, we believe that our cash on hand together with our cash flows from operations would be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. In addition, a three-year revolving credit facility established by Qwest Service Corporation ("QSC") in 2004 ("the 2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in "Legal Proceedings" in Item 3 of this report.

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

        The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments will occur if:

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

        Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default had occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in "Legal Proceedings—Investigations, Securities Actions and Derivative Actions" in Item 3 of this report.

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

        In addition, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of March 11, 2004 (the date of the original filing of this Form 10-K), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        The consolidated securities action, the consolidated ERISA action, the CalSTRS, New Jersey, SURSI and SPA actions described in "Legal Proceedings" in Item 3 of this report present material and significant risk to us. Some of the allegations in these lawsuits include many of the same subjects that the SEC and U.S. Attorney's Office are investigating. The size, scope and nature of the recent restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged the restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of these matters. Our most recent preliminary discussions and further analysis have led us to conclude that a reserve should be provided. Accordingly, we have recorded a charge in our financial statements amounting to $200 million which represents the minimum estimated amount of loss we believe is probable. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided.

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserve could have a significant impact, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions do not improve or if we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report and in "Liquidity and Capital Resources" above. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in "Legal Proceedings—Investigations, Securities Actions and Derivative Actions" in Item 3 of this report. The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qwest Communications International Inc.:

We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2003, and 2002, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2003, and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

        On January 1, 2003, we adopted SFAS No. 143. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, generally referred to as asset retirement obligations. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation. If a reasonable estimate of fair value can be made, the fair value of the liability will be recognized in the period it is incurred, or if not, in the period a reasonable estimate of fair value can be made. This cost is initially capitalized and then amortized over the estimated remaining useful life of the asset. We have determined that we have legal asset retirement obligations associated with the removal of a limited group of long-lived assets and recorded a cumulative effect of a change in accounting principle charge upon adoption of SFAS No. 143 of $28 million (an asset retirement obligation of $43 million, net of an incremental adjustment to the historical cost of the underlying assets of $15 million) in 2003. See further disclosure regarding SFAS No. 143 in Note 4—Property, Plant and Equipment.

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

Other Long-Term Liabilities

        Other long-term liabilities include principally restructuring liabilities, reserves for contingencies and litigation, and the Calpoint obligations which are described below. Restructuring liabilities are discussed in Note 9—Restructuring and Merger-Related Charges and other significant items are discussed below and in Note 17—Commitments and Contingencies.

        On November 12, 2003, we entered into a settlement of the disputes with certain of our insurance carriers related to, among other things, the investigations and securities and derivative actions described in Note 17—Commitments and Contingencies. The settlement involved, among other things, an additional payment by us of $157.5 million, and in return, the insurance carriers paid

$350 million into trust. Of the $350 million, $150 million in cash is available for our benefit and has been used in large part to reimburse defense costs incurred by us in connection with these matters. Another $143 million in cash and $57 million in irrevocable letters of credit, totaling $200 million, is set aside to cover losses we may incur and the losses of current and former directors and officers and others who have released the insurance carriers in connection with the settlement. The use and allocation of these proceeds has yet to be resolved between us and individual insureds. We consolidated the trust assets and related deferred credit of $43 million into our consolidated balance sheet as of December 31, 2003. We have also recorded a reserve in our consolidated financial statements for the estimated minimum liability associated with certain of these matters. We have classified the assets, deferred credit and loss reserve as non-current.

        We have a $221 million long-term liability related to the termination of our Calpoint LLC ("Calpoint") services agreement. We entered into a services agreement with Calpoint in 2001. In connection with this arrangement, we also agreed to pay monthly services fees directly to the trustee that serves as a paying agent on debt instruments issued by special purpose entities sponsored by Calpoint. This unconditional purchase obligation required us to pay at least 75% of the monthly service fees for the entire term of the agreement, regardless of whether Calpoint provided us service. In September 2003, we terminated our services arrangement with Calpoint. We paid to terminate the services agreement, but will continue to make payments to a trustee related to the unconditional purchase obligation. As a result of this transaction, in September 2003, we recorded a liability of $346 million for the net present value of the remaining obligation which will be paid through 2006. Our total remaining liability related to the Calpoint transaction, including the short-term portion, is $322 million as of December 31, 2003.

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

        Our other services segment consists of revenue and expenses from other operations and are centrally managed departments. Other services revenue is predominately derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for functions such as finance, information technology, legal, marketing services and human resources, which we centrally manage.

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

  Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the recent restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged the restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. As we have previously disclosed, we have engaged in preliminary discussions for purposes of resolving certain of these matters. We most recently engaged in preliminary discussions after we announced our 2003 financial results on February 19, 2004. These most recent discussions and further analysis have led us to conclude that a reserve should be provided. Accordingly, we have recorded a charge in our financial statements amounting to $200 million which represents the minimum estimated amount of loss we believe is probable. We have recorded our estimate of the minimum liability because no estimate of probable loss from these matters is a better estimate than any other amount. Additionally, we are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature. If the $200 million in recorded reserve is insufficient to cover these matters, we will be required to record additional charges to our statement of operations in future periods. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided.

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

        The securities actions are in a preliminary phase and we continue to defend against these matters vigorously. None of the plaintiffs or the defendants in the securities actions has advanced evidence concerning possible recoverable damages and we have not yet conducted discovery on these and other relevant issues. We are currently unable to provide any estimate as to the timing of the resolution of any of these matters. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserve could have a significant impact, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in one or more of these matters, our ability to meet our debt service obligations and our financial condition could be materially and adversely affected.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from the Merger. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of March 11, 2004 (the date of the original filing of this Form 10-K), no action had been taken by the

SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

ITEM 9A. CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our, or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

        In early 2003, inadequate or ineffective policies continued to be a material weakness in our internal controls. As part of the effort that began in 2002 to improve our internal controls, we took the following steps in the first half of 2003 to correct this material weakness:

  •
  We appointed a new Senior Vice President—Finance and Controller, and a number of new individuals to our finance and controller groups;

  •
  We restructured the finance group in a manner that places greater emphasis on control and accountability issues;

  •
  We improved the effectiveness of our corporate compliance programs. The effort included the hiring of additional personnel and the establishment of a management compliance committee that is staffed by senior-level employees; and

  •
  We established new policies and procedures for such matters as complex transactions, account reconciliations procedures and contract management procedures.

        By the end of the second quarter of 2003, we believe our internal controls no longer suffered from this material weakness.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2003. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There has been no change in the Company's internal controls over financial reporting that occurred in the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 of this annual report on Form 10-K/A is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the headings "Proposal No. 1—Election of Class I Directors", "Executive Officers and Management", "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" and to Item 1 of this annual report under the heading "Website Access".

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 of this annual report on Form 10-K/A is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the headings "Director Compensation," "Executive Compensation," "Stock Option Grants," "Option Exercises and Holdings," "Pension Plans," "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of this annual report on Form 10-K/A is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the heading "Beneficial Ownership of Shares of Common Stock".

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Unless included immediately below, the information required by Item 13 of this annual report on Form 10-K/A is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the headings "Certain Transactions and Legal Proceedings" and "Compensation Committee Interlocks and Insider Participation."

        From 2001 until 2004, W. Thomas Stephens, one of our former directors, was the non-executive Deputy Chair of the Board of NorskeCanada (formerly Norske Skog Canada Ltd.). Pacifica Papers, Inc., which was acquired by Norske Skog Canada Ltd. in 2001, is a supplier of paper products to our former directories business, Qwest Dex, under a ten-year contract beginning in 1994. In connection with that contract, which terminated on December 31, 2003, we paid Pacifica Papers approximately $5.1 million in 2003. Because the contract was entered into before Pacifica Papers was acquired by NorskeCanada and before Mr. Stephens was a director of Qwest or NorskeCanada, at the time the contract was entered into, Qwest and Pacifica Papers were unrelated parties. As the contract was negotiated between unrelated, independent parties, we believe the terms of the contract were equally favorable to us as the terms we could have received from any other independent third party.

        In addition, we provide telephone and related services from time to time in the ordinary course of business to companies affiliated with several of our directors and holders of more than 5% of our common stock. We believe the terms of these transactions are equally favorable to us as the terms we could have received from an independent third party.

        We rent one of our corporate offices in Denver, Colorado at prevailing market rates from an entity associated with Philip F. Anschutz, one of our directors, and Anschutz Company, our largest stockholder. During 2003, we paid this entity approximately $2.7 million for rent and related operating expenses. The lease expires on October 31, 2004. During 2003, various entities associated with Mr. Anschutz and Anschutz Company paid us at prevailing market rates approximately $3.6 million for telecommunications and related services. In January 2004, we entered into an additional sales agreement with an entity associated with Mr. Anschutz and Anschutz Company pursuant to which we will provide to such entity approximately $3 million in additional telecommunications and related services at prevailing market rates over the next two years. We believe the terms of the transactions described in this paragraph are equally favorable to us as the terms we could have received from an independent third party.

        Thomas J. Donohue, one of our directors, is the President and Chief Executive Officer of the U.S. Chamber of Commerce, a business federation located in Washington D.C. In December 2003, we contributed $100,000 to the U.S. Chamber of Commerce. We believe this contribution is consistent with those made by corporations of similar size.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of this annual report on Form 10-K/A is incorporated by reference to our 2004 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 under the heading "Independent Auditor."

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

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999 between U S WEST, Inc. and Qwest (incorporated by reference to Qwest's Form S-4/A filed on August 13, 1999, File No. 333-81149).
(3.1)	Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).
(3.2)***	Amended and Restated Bylaws of Qwest, adopted as of July 1, 2002.
(4.1)	Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto)(incorporated by reference to exhibit 4.1 of Qwest's Form S-4 as declared effective on January 5, 1998, File No. 333-42847).
(4.2)**	Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto).
(4.3)**	Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto).
(4.4)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.5)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.6)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI's Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).
(4.7)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 1-14087).
(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as Trustee (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(4.9)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
(4.10)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(4.11)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
(4.12)	Indenture, dated as of December 26, 2002, between Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K filed on January 10, 2003, File No. 1-15577).
(4.13)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
(4.14)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
(4.15)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
(4.16)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
(4.17)	Indenture, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
(10.1)	Equity Incentive Plan, as amended (incorporated by reference to Qwest's 2000 Proxy Statement for the Annual Meeting of Stockholders).*
(10.2)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2003 Proxy Statement for the Annual Meeting of Stockholders).*
(10.3)***	Nonqualified Employee Stock Purchase Plan.*
(10.4)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*
(10.5)**	Equity Compensation Plan for Non-Employee Directors.*
(10.6)	Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).*
(10.7)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest's Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.8)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).
(10.9)	Common Stock Purchase Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).
(10.10)	Securities Purchase Agreement, dated January 16, 2001, with BellSouth Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).
(10.11)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 1-14087).
(10.12)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 1-14087).
(10.13)	Purchase Agreement, dated July 3, 2000, among Qwest, Qwest Capital Funding, Inc. and Salomon Smith Barney Inc. (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(10.14)	Purchase Agreement, dated August 16, 2000, among Qwest, Qwest Capital Funding, Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
(10.15)	Purchase Agreement, dated February 7, 2001, among Qwest, Qwest Capital Funding, Inc., Banc of America Securities LLC and Chase Securities Inc. as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000).
(10.16)	Purchase Agreement, dated July 25, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
(10.17)	Registration Rights Agreement, dated July 30, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
(10.18)	Registration Rights Agreement, dated as of December 26, 2002, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K, dated January 10, 2003, File No. 1-15577).
(10.19)	Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
(10.20)	Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 1-15577).
(10.21)	Second Amended and Restated Credit Agreement, dated as of August 30, 2002, by and among Qwest, Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Banks listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated September 5, 2002, File No. 1-15577).

(10.22)	Term Loan Agreement, dated as of August 30, 2002, by and among Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Lenders listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated September 5, 2002, File No. 1-15577).
(10.23)	Security and Pledge Agreement, dated as of August 30, 2002, by and among Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc. and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated September 5, 2002, File No. 1-15577).
(10.24)	Amendment No. 1, dated as of November 6, 2002, to Second Amended and Restated Credit Agreement dated as of August 30, 2002, by and among Qwest, Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Banks listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated November 26, 2002, File No. 1-15577).
(10.25)	Term Loan Agreement, dated as of June 9, 2003, by and among Qwest Corporation, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 1-15577).
(10.26)	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security and Pledge Agreement, dated as of December 5, 2003, by and among Qwest, Qwest Services Corporation, Qwest Dex Holdings, Inc., Qwest Dex, Inc., the Banks listed therein and Bank of America, N.A., as Agent (incorporated by reference to Qwest's Current Report on Form 8-K, dated December 8, 2003, File No. 1-15577).
(10.27)	Purchase Agreement, dated January 30, 2004, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
(10.28)	Registration Rights Agreement, dated February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
(10.29)	Credit Agreement, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, the Lenders listed therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
(10.30)***	Employment Agreement, dated May 14, 2003, by and between Richard C. Notebaert and Qwest Services Corporation.*
(10.31)	Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
(10.32)***	Employment Agreement, dated May 14, 2003, by and between Oren G. Shaffer and Qwest Services Corporation.*
(10.33)***	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer.*
(10.34)***	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer.*

(10.35)***	Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz.*
(10.36)***	Letter Agreement, dated April 19, 2001, by and between Qwest and Annette M. Jacobs.*
(10.37)***	Severance Agreement and General Release, dated September 17, 2003, by and between Qwest and Annette M. Jacobs.*
(10.38)***	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger.*
(10.39)***	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger.*
(10.40)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†
(12)	Calculation of Ratio of Earnings to Fixed Charges (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
(16)	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 11, 2002 (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed June 11, 2002, File No. 1-15577).
(21)	Subsidiaries of Qwest (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
23	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qwest Communications International Inc.:

Under date of March 2, 2004, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the December 31, 2003 annual report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related accompanying consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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