Form 10-Q/A
period 2004-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-11-08
CIK 1037949

Use these links to rapidly review the document
QWEST COMMUNICATIONS INTERNATIONAL INC. FORM 10-Q/A TABLE OF CONTENTS

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004, other than the financial statements and related footnotes thereto contained in such Forms.

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

        Segment income consists of each segment's revenue and direct expenses. Segment revenues are based on the types of products and services offered as described below. Direct administrative costs include sales, customer support, collections and marketing. Indirect administrative costs such as finance, information technology, real estate, legal, marketing services and human resources are included in the other services segment. We manage indirect administrative services costs centrally, consequently, these costs are not allocated to the wireline or wireless services segments. Similarly, depreciation, amortization, interest expense, interest income and other income (expense) are not allocated to either the wireline or wireless segments. Additionally, restructuring costs are not included in the determination of segment income.

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

        At this time, we believe that it is probable that all but $100 million of the recorded reserve will be recoverable out of a portion of the $200 million of insurance proceeds consisting of cash and letters of credit, that were placed in a trust to cover our losses and the losses of individual insureds. However, the use and allocation of these proceeds has yet to be resolved between us and individual insureds.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our June 30, 2000 acquisition of U S WEST, Inc. (the "Merger"). On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of May 4, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        Our wireless revenue has declined as a result of reduced marketing efforts and intense industry competition. Starting in late 2003, we expanded our consumer and small business product offerings to bundle wireless services with our local voice services, broadband services, video services and long-distance services. By offering our customers a complete telecommunications solution, we hope to experience a decrease in the rate of our wireline access line losses. We have redesigned and simplified our local services packages to provide customers with the choices they expect. Wireless offerings are being expanded through a new arrangement with Sprint Corporation ("Sprint"). Prior to this arrangement, we concluded that our wireless services were provided at a competitive disadvantage to other national wireless carriers because our wireless network was limited to areas within our 14-state region, which did not allow for our customers to use their wireless services in a cost effective manner when they traveled out of these areas. Our wireless network also had certain technological limitations compared to other wireless carriers. This arrangement enables us to utilize Sprint's nationwide digital wireless network to offer our customers nationwide wireless coverage as well as new voice and data capabilities, but does not give us exclusive rights to resell Sprint service within our 14-state region. We expect this agreement, along with an expansion of distribution channels and a resumption of wireless marketing efforts to have a positive impact on future wireless revenues. Although we expect our gross margins specific to the arrangement with Sprint to be lower, we expect the reduced margin to be offset by increased sales and lower network expenses, on a company-wide basis, than would have been incurred without this agreement.

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

        Beginning in 2002, we reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. Given the current business environment, as discussed in Item 1 to our 2003 Form 10-K, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as in our DSL, long-distance and VoIP products. The reduced levels of capital expenditures have contributed to our ability to reduce interest-bearing debt.

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

        Non-employee related costs increased $20 million, or 12%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase is attributable to $20 million in increased CPE costs associated with consumer DSL modem costs, including the one-time expense of leased equipment. The cost increases were consistent with the growth in DSL subscribers following the aforementioned amendments to the Microsoft agreement.

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

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") establishes standards for reporting information about restructuring activities. Effective for exit or disposal activities initiated after December 31, 2002, SFAS No. 146 requires disclosure of the total amount of costs expected to be incurred in connection with these activities for each reportable segment. The three months ended March 31, 2004, restructuring provisions of $4 million and $14 million were attributable to our wireline and other services segments, respectively. We do not include restructuring costs in the segment results, which are reviewed by our CODM. As a result, we have excluded restructuring costs from our presentation below. For additional information on restructuring costs by segment please see Note 3—Restructuring Charges to our condensed consolidated financial statements in Item 1 of this report.

        Set forth below is revenue and operating expense information for the three months ended March 31, 2004 and 2003. Since all expenses have not been allocated to the segments, we have disclosed segment expenses without distinguishing between cost of sales and SG&A.

	Three Months Ended March 31,
	2004	2003	Increase/ (Decrease)	% Change
	(Dollars in Millions)
Operating revenues:
Wireline services	$3,342	$3,461	$(119)	(3)%
Wireless services	126	151	(25)	(17)%
Other services	13	12	1	8%

Total operating revenues	$3,481	$3,624	$(143)	(4)%

Operating expenses:
Wireline services	$1,816	$1,857	$(41)	(2)%
Wireless services	80	98	(18)	(18)%
Other services	697	689	8	1%

Total operating expense	$2,593	$2,644	$(51)	(2)%

Segment income (loss):
Wireline services	$1,526	$1,604	$(78)	(5)%
Wireless services	46	53	(7)	(13)%
Other services	(684)	(677)	(7)	(1)%

Total segment income	$888	$980	$(92)	(9)%

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

        Even if we are unable to access capital markets to refinance our current portion of debt we believe that our cash on hand together with our cash flows from operations would be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments and/or settlements, as further discussed in Note 9—Commitments and Contingencies in Item 1 of this report, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales. In addition, a three-year revolving credit facility established by Qwest Service Corporation ("QSC") in 2004 ("the 2004 QSC Credit Facility") contains various limitations including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 9—Commitments and Contingencies—Investigations, Securities Actions and Derivative Actions in Item 1 of this report.

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

        The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these instruments will occur if:

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

        Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default had occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 9—Commitments and Contingencies—Investigations, Securities Actions and Derivative Actions in Item 1 of this report.

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

        In addition, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our June 30, 2000 acquisition of U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with generally accepted accounting principles in the United States of America ("GAAP"). As of May 4, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement would include allegations concerning the January 24, 2001 earnings release.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken or if we become subject to significant judgments and/or settlements as further discussed in Note 9—Commitments and Contingencies in Item 1 of this report and in "Liquidity and Capital Resources" above. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 9—Commitments and Contingencies—Investigations, Securities Actions and Derivative Actions in Item 1 of this report. The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure. There were no changes in the Company's internal controls over financial reporting that occurred in the first quarter of 2004 that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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
(10.38)
Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).†
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.1)	Quarterly Operating Revenue (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as originally filed on May 4, 2004).
(99.2)	Quarterly Condensed Consolidated Statement of Operations (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as originally filed on May 4, 2004).

(
)     Previously filed.

*
Executive Compensation Plans and Arrangements.

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