Form 10-Q/A
period 2004-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2004-11-08
CIK 1037949

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

DOCUMENTS INCORPORATED BY REFERENCE:

        This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to revise certain disclosures contained in the original Form 10-Q. Unless the passage of time has rendered incorrect as of the time of its original filing any other information contained in the original Form 10-Q, such information has not been updated in this Form 10-Q/A. To update all other information, we hereby incorporate by reference herein all information contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, other than the financial statements and related footnotes thereto contained in such Form.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q/A

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

        We made certain reclassifications to prior balances to conform to the current presentation. In addition, certain receivables and liabilities netted together in our previous presentation have been presented on a gross basis. These statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2004 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K"). The condensed consolidated results of operations for the six month period ended June 30, 2004 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2004 are not necessarily indicative of the results or cash flows expected for the full year.

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

        Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us under the provisions of FIN 46R. Both relationships are with groups of entities that provide Internet port access and services to their customers. The first relationship is with special purpose entities created and wholly owned by KMC Telecom Holdings, Inc. (the "KMC Entities"). Our previously disclosed service contracts and consent agreements with the KMC Entities may be variable interests under FIN 46R. We do not currently have sufficient information about the special purpose entities to complete our analysis under FIN 46R. We have continuously requested this information, but have not received sufficient information to complete our analysis. Until further information about their financial statements and capitalization is available to us, we are unable to come to any conclusion under FIN 46R. Our maximum exposure to loss related to the KMC Entities is the total remaining amount due under our service contracts, which was approximately $300 million as of June 30, 2004. Payments made under our service contracts, which are included in cost of sales, were $145 million and $160 million, respectively, for the six months ended June 30, 2004 and 2003 and $70 million and $80 million for the three months ended June 30, 2004 and 2003, respectively.

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

  Investigations, Securities Actions and Derivative Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. As we have previously disclosed, we continue to engage in discussions for purposes of resolving certain of these matters. In December 2003, we recorded a charge in our financial statements amounting to $200 million. We recently recorded an additional charge of $300 million, bringing the aggregate charge to $500 million which represents the minimum estimated amount of loss we believe is probable. We have recorded our estimate of the minimum liability because we believe no estimate of probable loss for these matters is a better estimate than any other amount. If the $500 million in recorded reserve is insufficient to cover these matters, we will need to record additional charges to our statements of operations in future periods. Additionally, we are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

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

        In addition, as previously reported, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our acquisition of U S WEST, Inc., or the Merger. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with GAAP. As of August 3, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        Wireless offerings are being expanded through a new arrangement with The Sprint Corporation ("Sprint"). Prior to entering this arrangement, we concluded that our wireless services were provided at a competitive disadvantage to other national wireless carriers because our wireless network was limited to areas within our 14-state region, which did not allow for our customers to use their wireless service in a cost effective manner when they traveled out of these areas. Our wireless network also had certain technological capability limitations compared to other wireless carriers. This arrangement enables us to utilize Sprint's nationwide digital wireless network to offer our customers new voice and data capabilities, but does not give us exclusive rights to resell Sprint services within our 14-state region. We expect this agreement, along with an expansion of distribution channels and a resumption of wireless marketing efforts, to have a positive impact on future wireless revenue. Although we expect our gross margins specific to this arrangement with Sprint will be lower, we expect the reduced margin to be offset by increased sales and lower network expenses, on a company-wide basis, than would have been incurred without this agreement.

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

        Non-employee related costs increased $261 million, or 39%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. The increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12-Commitments and Contingencies. The increase was partially offset by lower costs, such as hardware, software and maintenance costs, resulting from outsourcing of certain functions mentioned above, partially offset by increases in marketing and advertising.

  Combined Pension and Post-Retirement Benefits

        Our results include pension credits and post-retirement benefit expenses, which we refer to on a combined basis as a net pension expense or credit. We recorded a net pension expense of $54 million and $56 million for the three months ended June 30, 2004 and 2003, respectively, and we recorded a net pension expense of $115 million and $113 million for the six months ended June 30, 2004 and 2003, respectively. The net pension expense or credit is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense or credit is allocated primarily to cost of sales and the remaining balance to SG&A. Costs of both our pension plan and our health care plans are expected to continue to rise in the short and long term due to lower expected returns on plan assets based on our evaluation of current and expected market conditions and anticipated continuing double digit annual percentage increases in the overall cost of health care and prescription drugs.

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

  Impairment charges

        Impairment charges increased by $43 million or 100% for the three and six months ended June 30, 2004, compared to the same periods in 2003. The reason for the 2004 charge is discussed in Note 3—

Impairment Charges to our condensed consolidated financial statements in Item 1 of this report. There were no similar charges in the three and six months ended June 30, 2003.

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

        Non-employee related costs increased $307 million for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. The increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12—Commitments and Contingencies.

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

        Non-employee related costs increased $301 million, or 111%, for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. The increase is attributable to the $300 million additional reserve for litigation matters that is further discussed in Note 12—Commitments and Contingencies.

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

        We believe that our cash on hand together with our cash flows from operations would be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, as further discussed in Note 12—Commitments and Contingencies in Item 1 of this report, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlement or judgments resulting from these actions could materially and adversely affect our ability to meet our debt service obligations and affect our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such actions could include issuing additional securities or asset sales.

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

        Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default had occurred under their debt instruments and to accelerate the principal amounts due to such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 12—Commitments and Contingencies in Item 1 of this report.

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

        In addition, the SEC has conducted an investigation concerning our earnings release for the fourth quarter and full year 2000 issued on January 24, 2001. The release provided pro forma normalized earnings information that excluded certain nonrecurring expense and income items resulting primarily from our June 30, 2000 acquisition of U S WEST. On November 21, 2001, the SEC staff informed us of its intent to recommend that the SEC authorize an action against us that would allege we should have included in the earnings release a statement of our earnings in accordance with generally accepted accounting principles in the United States of America ("GAAP"). As of August 3, 2004 (the date of the original filing of this Form 10-Q), no action had been taken by the SEC. However, we expect that if our current discussions with the staff of the SEC result in a settlement, such settlement will include allegations concerning the January 24, 2001 earnings release.

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

        The investigations and securities actions described in Note 12—Commitments and Contingencies in Item 1 of this report present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for fiscal 2001 and 2000 affect the risks presented by these investigations and actions as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. As we have previously disclosed, we continue to engage in discussions for purposes of resolving certain of these matters. In December 2003, we recorded a charge in our financial statements amounting to $200 million. We recently recorded an additional charge of $300 million, bringing the aggregate charge to $500 million which represents the minimum estimated amount of loss we believe is probable. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we may ultimately incur could be substantially more than the reserve we have provided. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken or if we become subject to significant judgments and/or settlements as further discussed in Note 12—Commitments and Contingencies in Item 1 of this report and in Liquidity and Capital Resources above. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 12—Commitments and Contingencies in Item 1 of this report. The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

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

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999, between U S WEST, Inc. and Qwest (incorporated by reference to Qwest's Form S-4/A filed on August 13, 1999, File No. 333-81149).
(3.1)	Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).
(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as originally filed on August 3, 2004, File No. 001-15577).
(3.3)	Amended and Restated Bylaws of Qwest adopted as of July 1, 2002 and amended as of May 25, 2004 (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as originally filed on August 3, 2004, File No. 001-15577).
(4.1)	Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to exhibit 4.1 of Qwest's Form S-4 as declared effective on January 5, 1998, File No. 333-42847).
(4.2)	Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Form 10-K for the year ended December 31, 1997, File No. 000-22609).

(4.3)	Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).
(4.4)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.5)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.6)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI's Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).
(4.7)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as Trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).
(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest, and Bank One Trust Company, as Trustee (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).
(4.9)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.10)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.11)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).
(4.12)	Indenture, dated as of December 26, 2002, between Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.13)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.14)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.15)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.16)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(4.17)	Indenture, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.1)	Equity Incentive Plan, as amended (incorporated by reference to Qwest's 2000 Proxy Statement for the Annual Meeting of Stockholders, File No. 001-15577).*
(10.2)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2003 Proxy Statement for the Annual Meeting of Stockholders, File No. 001-15577).*
(10.3)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.4)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*
(10.5)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*
(10.6)	Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).*
(10.7)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest's Form S-8 filed on January 15, 2004, File No. 333-11923).*
(10.8)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).
(10.9)	Common Stock Purchase Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.10)	Securities Purchase Agreement, dated January 16, 2001, with BellSouth Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).
(10.11)	Employee Matters Agreement between Media-One Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).
(10.12)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST's Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).
(10.13)	Purchase Agreement, dated July 3, 2000, among Qwest, Qwest Capital Funding, Inc. and Salomon Smith Barney Inc. (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).
(10.14)	Purchase Agreement, dated August 16, 2000, among Qwest, Qwest Capital Funding, Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-15577).
(10.15)	Purchase Agreement, dated February 7, 2001, among Qwest, Qwest Capital Funding, Inc., Banc of America Securities LLC and Chase Securities Inc. as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).
(10.16)	Purchase Agreement, dated July 25, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 001-15577).
(10.17)	Registration Rights Agreement, dated July 30, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as Representatives of the several initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 001-15577).
(10.18)	Registration Rights Agreement, dated as of December 26, 2002, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as Trustee (incorporated by reference to Qwest's Current Report on Form 8-K, dated January 10, 2003, File No. 001-15577).
(10.19)	Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 001-15577).
(10.20)	Purchase Agreement, dated as of August 19, 2002, between Qwest, Qwest Service Corporation, Qwest Dex, Inc. and Dex Holdings LLC (incorporated by reference to Qwest's Current Report on Form 8-K, dated August 22, 2002, File No. 001-15577).
(10.21)	Term Loan Agreement, dated as of June 9, 2003, by and among Qwest Corporation, the Lenders listed therein, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole book-runner, joint lead arranger and syndication agent, and Credit Suisse First Boston, acting through its Cayman Islands branch as joint lead arranger and administrative agent, and Deutsche Bank Trust Company Americas, as documentation agent and Deutsche Bank Securities, Inc. as arranger (incorporated by reference to Qwest's Current Report on Form 8-K, dated June 10, 2003, File No. 001-15577).

(10.22)	Purchase Agreement, dated January 30, 2004, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.23)	Security and Pledge Agreement, dated as of February 5, 2004, between Qwest Services Corporation and BNY Asset Solutions LLC, as Collateral Agent (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).
(10.24)	Registration Rights Agreement, dated February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the Initial Purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.25)	Credit Agreement, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, the Lenders listed therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.26)	Employment Agreement, dated May 14, 2003, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest's Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.27)	Aircraft Time Sharing Agreement, dated November 11, 2003, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 001-15577).
(10.28)	Employment Agreement, dated May 14, 2003, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.29)	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.30)	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.31)	Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.32)	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.33)	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.34)	Employment Agreement, dated May 14, 2003, by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).*
(10.35)	Letter Agreement, dated March 27, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest Service Corporation's Registration Statement on Form S-4, File No. 333-115115).*

(10.36)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.1)	Quarterly Operating Revenue (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as originally filed on August 3, 2004, File No. 001-15577).
(99.2)	Quarterly Condensed Consolidated Statement of Operations (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as originally filed on August 3, 2004, File No. 001-15577).

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