Form 10-K
period 2004-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2005-02-18
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File No. 001-15577

QWEST COMMUNICATIONS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1339282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 California Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 992-1400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.01 per share, par value)	New York Stock Exchange

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

        On February 1, 2005, 1,816,625,816 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates as of June 30, 2004 was approximately $4.8 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

        Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Qwest's definitive proxy statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2004.

TABLE OF CONTENTS

Item	Description
Glossary of Terms
PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Consolidated Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accounting Fees and Services
PART IV
15.	Exhibits and Financial Statement Schedules
Signatures

i

GLOSSARY OF TERMS

        Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

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

  •
  Frame Relay. A high speed switching technology, primarily used to interconnect multiple local networks.

  •
  Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as our subsidiary, Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

  •
  Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communication applications over regular telephone lines.

  •
  Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

  •
  InterLATA long-distance services. Telecommunications services, including "800" services, that cross LATA boundaries.

  •
  Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

  •
  Internet Protocol (IP). A protocol for transferring information across the Internet in packets of data.

  •
  Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

  •
  IntraLATA long-distance services. These services include calls that terminate outside a caller's local calling area but within their LATA, including wide area telecommunications service or "800" services for customers with highly concentrated demand.

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

  •
  Private Lines. Direct circuits or channels specifically dedicated to an end-user organization for the purpose of directly connecting two or more sites.

  •
  Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone and a dial tone.

  •
  Unbundled Network Elements (UNEs) Platform (UNE-P). Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

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

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries. References in this report to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

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

        We previously provided directory publishing services in our local service area. In November 2002, we sold our directory publishing business in seven of the 14 states in which we offered these services. In September 2003, we sold the directory publishing business in the remaining states. As a consequence, the results of operations of our directory publishing business are included in income from discontinued operations in our consolidated statements of operations.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, including risks associated with our outstanding legal matters, see the risk factors described in "Special Note Regarding Forward-Looking Statements" in Part II, Item 7 below.

Recent Developments

        On February 11, 2005, we transmitted a letter to the Board of Directors of MCI, Inc. in which we proposed the acquisition of MCI by us. Under the terms of our proposal, MCI shareholders would receive $23 per MCI share, comprised of $7.50 in cash and, calculated at the closing price of our common stock on February 11, 2005, $15.50 of our common stock based on a fixed exchange ratio of 3.735 shares of our common stock per MCI share. MCI shareholders would also receive $0.40 in quarterly dividends per MCI share for the four quarters anticipated between execution of a merger agreement and closing. We reconfirmed the terms of this proposal in a letter to MCI's Board of Directors on February 13, 2005. We subsequently learned that MCI had agreed to be acquired by Verizon Communications Inc., and, on February 17, 2005, we transmitted another letter to MCI's Board of Directors in which we notified MCI of our intention to submit a modified proposal to acquire MCI, notwithstanding MCI's agreement with Verizon, and also noted our expectation that MCI and its advisors will engage us in a meaningful dialogue regarding the merits of our proposal and provide us access to due diligence information that we believe has been made available to other parties. We cannot provide any assurance as to whether we will be successful in our effort to acquire MCI.

Financial Condition

        The below table provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Operating Results:
Operating revenue	$13,809	$14,288	$15,371
Operating expenses	14,097	14,542	34,288
Operating loss	(288)	(254)	(18,917)
Loss from continuing operations	(1,794)	(1,313)	(17,618)
Net (loss) income	(1,794)	1,512	(38,468)
	As of December 31,
	2004	2003
Balance Sheet Data:
Consolidated debt	$17,286	$17,508
Working capital deficit*	(68)	(1,132)
Accumulated deficit	(45,721)	(43,927)

*
Working capital deficit is calculated as the amount by which our current liabilities exceed our current assets.

        As indicated above, over the past three years we have experienced declining revenue and high consolidated debt levels. We are taking a number of measures designed to improve our financial condition, such as our recent and continuing customer service initiatives, cost reductions, expansion in the long distance market, expansion of our DSL offerings and our agreement with Sprint, described below in "Wireless Services," for wireless backbone services. However, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report, our ability to meet our debt obligations and our financial condition could be materially and adversely affected, potentially adversely affecting our credit ratings, our ability to access the capital markets and our compliance with debt covenants.

Reserve for Investigations and Securities Matters

        As we have previously disclosed, during 2004 and 2003, we recorded reserves in our financial statements totaling $750 million in connection with the investigations and securities actions described in Item 3—Legal Proceedings below. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with a settlement in October 2004 of the investigation of us by the Securities and Exchange Commission, or SEC. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss we believe is probable with respect to the securities actions. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided. If the recorded reserve that will remain after we have paid the amount owed under the SEC settlement is insufficient to cover these matters, we will need to record additional charges to our statement of operations in future periods. We are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their preliminary and complex nature.

        We continue to defend against the securities actions vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

Operations

        We currently operate in three segments: (1) wireline services, (2) wireless services and (3) other services. We also maintained, until September 2003, a fourth segment consisting of our directory publishing business. The sale of our directory publishing business was completed in September 2003, as discussed above. As a result, for purposes of calculating the percentages of revenue of our segments provided below, we have excluded the impact of revenue from our directory publishing business, which is accounted for as discontinued operations in the statement of operations for the years ended 2003 and 2002. For additional financial information about our segments see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and Note 15—Segment Information to our consolidated financial statements in Item 8 of this report.

        Our revenue by segment, including a breakdown of our revenue by major product category, is as follows:

	Years Ended December 31,			Percentage of Revenue
	2004	2003	2002	2004	2003	2002
	(Dollars in millions)
Wireline
Voice services	$9,427	$9,885	$10,862	68.3%	69.2%	70.7%
Data and internet services	3,833	3,765	3,773	27.7%	26.3%	24.5%

Total wireline revenue	$13,260	$13,650	$14,635	96.0%	95.5%	95.2%
Wireless	510	594	694	3.7%	4.2%	4.5%
Other services	39	44	42	0.3%	0.3%	0.3%

Total operating revenue	$13,809	$14,288	$15,371	100%	100%	100%

        We market and sell our products and services to consumer and business customers. In general, our business customers fall into the following categories: (1) small businesses; (2) national and global businesses; (3) governmental entities; and (4) public and private educational institutions. We also provide our products and services to other telecommunications providers who purchase our products and services on a wholesale basis.

Wireline Services

        We offer wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our telecommunications network, which consists of both our traditional telephone network and our fiber optic broadband network. Our traditional telephone network consists of all equipment used in processing telecommunications transactions within our local service area and forms a portion of the public switched telephone network. Our traditional telephone network is made up of both copper cables and fiber optic broadband cables and serves approximately 15.5 million access lines in 14 states.

        Our fiber optic broadband network extends approximately 155,000 miles (exclusive of our local network) to major cities and enables long-distance voice services and data and Internet services. We rely on our nationwide broadband network, metropolitan area network fiber rings and in-building rights-of-way to expand service to existing customers and provide service to new customers who have locations on or near a ring or in a building where we have a right-of-way or a physical presence. Our fiber rings allow us to provide these customers with end-to-end connectivity for our broadband data services to large and multi-location enterprises and other telecommunications carriers in key United States metropolitan markets. End-to-end connectivity provides customers with the ability to transmit and receive information at high speed through the entire connection path.

Wireline Products and Services

        The following reflects the key categories of our wireline products and services.

  Voice Services

        Local voice services—consumer, business and wholesale.    Through our traditional telephone network, we originate and terminate local voice services within local exchange service territories as defined by state regulators. Through this network, we provide:

  •
  basic local exchange services provided through access lines connected to our portion of the traditional telephone network;

  •
  switching services for customers' communications through facilities that we own;

  •
  various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling;

  •
  enhanced voice services, such as voice mail;

  •
  operator services, including directory assistance;

  •
  voice customer premises equipment; and

  •
  collocation services (i.e. hosting of another provider's telecommunications equipment in our facilities).

        On a wholesale basis we provide network transport, billing services and access to our local network within our local service area to other telecommunication providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services using our local network. At times we sell UNEs or UNE-P, which allow our wholesale customers to build their own networks and interconnect with our network.

        Long-distance voice services—consumer and business.    We provide three types of long-distance communications services to our consumer and business customers and to our wholesale customers for resale.

  •
  IntraLATA long-distance services to our customers nationwide including within our local service area;

  •
  InterLATA long-distance services nationwide. Throughout 2003 and culminating in the fourth quarter of 2003, we satisfied certain Federal Communications Commission, or FCC, requirements that allowed us to begin providing these services throughout our local service area using our proprietary network assets rather than reselling these services; and

  •
  International long-distance services for voice calls that terminate or originate with our customers in the United States.

        Long-distance voice services—wholesale.    We also provide the same three types of long-distance services listed above to our wholesale customers. These customers are other carriers and resellers who buy services from us in large quantities and provide these services to their customers.

        Access services—wholesale.    We also provide services to other data and telecommunications providers to connect their customers to their networks so that they can provide long-distance, transport, data and Internet services.

  Data and Internet Services

        Data and Internet services—consumer, business and wholesale.    We offer a broad range of products and professional services to enable our customers to transport voice, data and video telecommunications at speeds up to 10 gigabits per second. Our customers use these products and services in a variety of ways. Our business customers make internal and external data transmissions, such as transferring files from one location to another. Our consumer customers access email and the Internet under a variety of connection speeds and pricing packages. Also, our wholesale customers use our facilities to host their equipment and use our private line services to connect their customers to their networks.

        We provide our data and Internet services in our local service area, nationally and internationally. Some of our data and Internet services are described below:

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

  •
  Integrated Services Digital Network, which uses digital transmission technology to support voice, video and data communication applications over regular telephone lines;

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

  •
  Web hosting, which provides data center services. In its most basic form, web hosting includes providing space, power and bandwidth. We also offer a variety of server and application management and professional web design services. We currently operate ten web hosting centers, or CyberCentersSM; and

  •
  Professional services, which include network management, the sale, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for our governmental and other business customers.

        Also included in our data and Internet services are our VoIP services, which we recently began offering to consumers on a test basis and business customers nationwide. However, our VoIP offerings remain new, and, although we consider them to be strategic products with significant growth potential, we do not expect to recognize a material amount of revenue from them in 2005.

Distribution Channels

        We sell our retail wireline products and services through a variety of channels, including direct-sales marketing, telemarketing and arrangements with third-party agents. We also provide the use of similar products and services, and the use of our network assets on a wholesale basis, as described above.

Wireless Services

        In August 2003, we entered into a service agreement with a subsidiary of The Sprint Corporation that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communications service wireless network, to consumer and business customers primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Under the service agreement, we retain control of all sales and marketing, customer service, billing and collection, pricing, promotion and product offerings relating to the Sprint services that we resell. The service agreement provides that Sprint will be our exclusive wireless provider and has an initial term of five years (with automatic renewal for successive one-year terms until either party provides notice of non-renewal). We also continue to operate a wireless network that serves select markets within our local service area, including Denver, Seattle, Minneapolis, Portland and other smaller markets. This network supports a small number of our wireless customers who have not yet been transitioned onto Sprint's network. On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all of our PCS licenses and substantially all of our related wireless network assets. We expect to close this transaction in the first or second quarter of 2005.

        We market our wireless products and services through our website, partnership relationships, retail stores/kiosks and our sales/call centers. We offer consumer and business customers a broad range of wireless plans, as well as a variety of custom and enhanced features, such as Call Waiting, Caller ID, 3-Way Calling, Voice Messaging, Enhanced Voice Calling and Two-Way Text Messaging. We also offer integrated service, which enables customers to use the same telephone number and voice mailbox for their wireless phone as for their home or business phone.

Other Services

        We provide other services that primarily involve the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. The majority of these properties are located in our local service area.

Customer Service Initiatives

        With increased levels of competition in the telecommunications industry resulting from statutory and regulatory developments and technology advancements, we believe competitive providers are no longer hindered by historical barriers to entry. As a result, we believe factors such as pricing, customer service and bundling are increasingly becoming determining factors in maintaining or increasing market share in the telecommunications industry.

        We are seeking to distinguish ourselves from our competitors through a number of customer service initiatives supporting our Qwest Spirit of Service™ brand commitment. We believe these initiatives were a factor in improving our customer service relative to our peers in some respects over the past year. In a residential local telephone service evaluation of 11 providers in the Western region, Qwest was ranked eighth compared to its next-to-last and last-place ratings in earlier years. The study also said that Qwest improved in all six components of customer satisfaction, which are customer service, billing, performance/reliability, image, offers/promotions and cost of service. Our customer service initiatives include the following:

  •
  Qwest Choice™. In 2003 and into 2004, we restructured our packaging and pricing plans in order to provide customers with greater choice, flexibility and simplification. These plans offer a variety of combinations of voice services, wireless services and data services. We also improved our product offerings during this period by entering into strategic relationships with providers of wireless and video services.

  •
  Promise of Value™. We initiated our Promise of Value™ campaign in late 2003. This campaign assists various customers in designing their mix of Qwest products and services. As part of this campaign, we are offering free account reviews and advising customers on the best Qwest solution for its value.

  •
  Customer Support. We have opened seventy retail locations where customers can learn more about our products and services and submit orders in person, and have re-designed our website and the appearance of our bills to be clearer for our customers.

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

Competition

Wireline Services

        Local voice services.    In providing local voice services to our consumer and business customers within our local service area, we compete with national carriers, smaller regional providers, competitive access providers, independent telephone companies, Internet telephony providers, wireless providers and cable companies. Technology substitution, such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephones and cable modem substitution for dial-up modem lines and DSL, has been a significant cause for a decrease in our total access lines in 2004. Competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs such as simplified billing and timely response to service calls.

        The obligation to make number portability available from wireline to wireless service, which was mandated by the FCC in late 2003, is another competitive factor that may contribute to access line losses. Also, revenue for local voice services may be affected adversely should providers of VoIP services attract a sizable base of customers who use VoIP to bypass traditional local exchange carriers.

        Although our status as an incumbent local exchange carrier helps make us the leader in providing wireline services within our local service area, increased competition has resulted in declines in our access lines. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information regarding trends affecting our access lines.

        Our competitors, mainly CLECs and CLEC/IXC combinations, continue their use of unbundled network elements, or UNEs. These functions and services, which we have been required to provide at wholesale rates as a matter of current federal and state laws and regulations, has allowed our competitors to purchase all of the elements they need to provide competitive local services to our customers. Bell Operating Companies, or BOCs such as our subsidiary, Qwest Corporation, have been required to make their network elements available to the competitors, which allows CLECs and CLEC/IXC combinations an alternative to building their own telecommunications facilities. Consequently, we believe these competitors have been able to provide local service at a cost advantage, allowing them to gain market share. The obligation to provide UNEs reduces our revenue and margin.

        On February 5, 2005, the FCC issued new rules eliminating the ILECs' obligations to continue providing UNE-P and unbundled switching as a UNE. The new rules no longer require ILECs to make UNE-P available for new purchases and gives CLECs 12 months to migrate existing circuits off the UNE platform to other service or facility arrangements. For the term of the transition, the monthly price of UNE-P will increase slightly. In anticipation of the FCC decision, we began offering CLECs the Qwest Platform Plus™ (QPP™) product in 2004 as an alternative to UNE-P. The majority of UNE-P purchasers have entered into agreements with Qwest to purchase QPP. While we believe use of our new wholesale product will reduce the downward pressure on our margins, its availability will still likely result in further incremental retail access line losses.

        Long-distance voice services.    National telecommunications providers, such as AT&T, Sprint and MCI Inc. compete with us in providing InterLATA and IntraLATA long-distance services both inside and outside our local service area. Other large carriers, such as BellSouth Corporation, Verizon Communications and SBC Communications, Inc., also compete in the InterLATA market nationally and, as they have gained FCC approval, within the states in their respective local service areas. Wireless providers also market both IntraLATA and InterLATA long-distance services as a substitute to traditional wireline service.

        Competition in the long-distance consumer market is based primarily on price, customer service, quality and reliability. Although we are a market share leader in providing long-distance service within our local service area, we have lost significant market share over the last few years and will continue to face increasing competition in the long-distance consumer market from national carriers who have substantial financial and technical resources. Competition in the business market is based on similar factors, as well as the ability to offer a nationwide solution.

        Access services.    Within our local service area, we compete primarily with smaller regional providers, including CLECs, competitive access providers and independent telephone companies. Outside our local service area, we compete primarily with other ILECs and with national long-distance carriers. We compete on network quality, customer service, product features, the speed with which we can provide a customer with requested services and price. Although our status as an ILEC helps make us the leader in providing these services within our local service area, increased competition has resulted in a reduction in access minutes of use billed to national long-distance carriers and wireless carriers. Also, we earn revenue when we originate or terminate calls that are carried by national long-distance carriers and wireless carriers that generate carrier access charges for the use of our network. To the extent that VoIP networks or VoIP service providers bypass the traditional methods for originating and terminating local calls, these providers could enjoy a competitive advantage versus traditional carriers who must pay the costs of carrier access and reciprocal compensation charges.

        Data and Internet services.    Business customers are the primary market for these network-related services, although we are increasing our DSL offerings to both consumer and business customers in several markets in our local service area. In providing these services to our business customers, we compete with national long-distance carriers (such as AT&T, Sprint and MCI), cable operators, ILECs, CLECs and large integrators (such as International Business Machines Corporation and Electronic

Data Systems Corporation). Large integrators are also competing in a new manner, providing customers with managed network services, which takes inter-site traffic off our network. Customers are particularly concerned with network reach, but are also sensitive to quality, reliability, customer service and price. We also compete with cable operators who offer high-speed broadband facilities over cable modem, a technology directly competitive with the DSL modems that we employ. Cable operators who sell data or Internet services via broadband enjoy a regulatory advantage in that they are not presently subject, at least in the jurisdictions in which we operate, to regulation as "telecommunications" providers which imposes many costs and obligations, such as that to make UNE-P available to competitors or to provide competitive access and interconnect rights.

  Wireless Services

        The market for wireless services within our local service area remains highly competitive. We compete with Verizon Communications Inc., T-Mobile International, AT&T/Cingular Wireless LLC, Sprint and Nextel Communications, among others. Although we expect our competitive position to improve through offering Sprint's nationwide wireless service under our brand name to customers in our local service area, we continue to face heavy competition from national, and some regional, wireless carriers. Competition may increase as additional spectrum is made available within our local service area, both to new competitors and to current wireless providers who may acquire additional spectrum in order to increase their coverage areas and service quality. Competition in the wireless market is based primarily on price, coverage area, services, features, handsets, technical quality and customer service. Our future competitive position will depend on our ability to successfully integrate Sprint services into our packaged service offerings and our ability to offer new features and services in packages that meet our customers' needs.

Regulation

        As a general matter, we are subject to extensive state and federal regulation, including requirements and restrictions arising under the Federal Communications Act, as modified in part by the Telecommunications Act of 1996, or the Telecommunications Act, state utility laws, and the rules and policies of the FCC, state regulators and other governmental entities. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required.

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

Interconnection

        The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with, and make UNEs available to other telecommunications providers. These decisions establish our obligations in our local service area and affect our ability to compete outside of our local service area. On August 21, 2003, the FCC issued the triennial review order in response to the D.C. Circuit Court of Appeals' decision vacating the FCC's rules that had determined the UNEs that are required to be made available to competitors. Among the more significant determinations made by the FCC in the triennial review order were: (i) CLECs are not impaired without access to unbundled switching when serving medium-to-large business and government customers, subject to an opportunity for state regulators to rebut this presumption before the FCC, which did not occur; (ii) CLECs are impaired without access to switching, and, concomitantly, the UNE-P, to serve mass market customers, as well as most high capacity loops and dedicated transport services (the transmission facilities between an ILEC's central offices), subject to an opportunity for state regulators to rebut this presumption of impairment; (iii) ILECs are no longer required to provide other carriers with access to the high frequency portion of a loop that is used by CLECs to provide competing DSL services (referred to as line sharing); however, current line sharing customers were "grandfathered," and the requirement to allow line sharing will be phased out over a three-year period; (iv) ILECs are not required to provide CLECs with access to "next generation" networks and facilities used to provide broadband services to residential customers and multiple tenant buildings that are residential or predominately residential in nature; and (v) the FCC modified the prohibition against CLECs using enhanced, extended links, or combinations of unbundled loops, multiplexing and dedicated transport (referred to as EELs) to provide both local and long-distance services; the FCC established requirements designed to prevent the substitution of EELs for special access services needed by a carrier for the provision of its long-distance services.

        We joined with other ILECs in requesting that the D.C. Circuit Court of Appeals invalidate the rules that accompanied and were described in the triennial review order. On March 2, 2004, consistent with the ILECs' arguments, a three-judge panel of the D.C. Circuit issued a decision vacating and remanding back to the FCC significant portions of the triennial review order. On June 16, 2004, the D.C. Circuit's decision became effective. As a result of the D.C. Circuit's decision, the FCC must conduct a rulemaking proceeding to adopt new unbundling rules for mass market switching, high capacity loops and dedicated transport, and other issues.

        On August 20, 2004, the FCC initiated a rulemaking proceeding to replace the unbundling rules that were vacated by the D.C. Circuit. In addition, the FCC issued interim unbundling rules that "freeze" the unbundling obligations in the ILECs' interconnection agreements for six months, or until the FCC adopts permanent rules, if that occurs earlier. In response, certain ILECs, including us, filed a petition for mandamus requesting that the D.C. Circuit Court of Appeals overturn the interim rules. The petitioners argued that the interim unbundling rules are inconsistent with the court's decision vacating the triennial review order. On October 6, 2004, the D.C. Circuit held the ILECs' challenge in abeyance. On February 5, 2005, the FCC issued new unbundling rules to replace the unbundling rules that were vacated by the D.C. Circuit. The new rules: (i) eliminate the obligation for ILECs, such as Qwest, to provide access to switching as a UNE in order to serve mass market customers, subject to a transition period; (ii) eliminate the obligation to provide access to DS1 and DS3 loops as a UNE in any building within the service area of a wire center that meets certain criteria established by the FCC, related to the size of, and number of collocators in the wire center, subject to a transition period; (iii) eliminate the obligation to provide access to DS1 and DS3 dedicated transport between any wire centers that meet certain criteria established by the FCC related to the size of, and number of collocators in the wire centers, subject to a transition period; and (iv) allow CLECs to convert special access circuits to UNEs or combinations of UNEs, as long as the CLECs meet applicable qualification requirements. The FCC's unbundling relief for DS1 and DS3 loops and dedicated transport will affect a small minority of Qwest's wire centers. The ILECs' mandamus petition is still pending before the D.C. Circuit. Apart from the FCC's unbundling rules, Qwest has entered into commercial arrangements to provide MCI, AT&T and numerous other CLECs with a product that is functionally equivalent to UNE-P at rates that are somewhat higher than the rate for UNE-P, and commercial arrangements to provide Covad Communications Company and other CLECs with a product that is functionally equivalent to, but somewhat higher priced than, UNE line sharing. According to the FCC's February 2005 order those arrangements will not be affected by the FCC's new unbundling rules.

        On September 15, 2003, the FCC released a Notice of Proposed Rulemaking, instituting a comprehensive review of the rules pursuant to which UNEs are priced and on how the discounts to CLECs are established for their intended resale of our services. In particular, the FCC indicated that it will re-evaluate the rules and principles surrounding Total Element Long Run Incremental Cost, which is the basis upon which UNE prices are set. The outcome of this rulemaking could have a material effect on the revenue and margins associated with our provision of UNEs to CLECs.

Intercarrier Compensation and Access Pricing

        The FCC has initiated over the past five years a number of proceedings that do and will affect the rates and charges for access services and other forms of intercarrier compensation for services that we sell or purchase. These proceedings and related implementation of resulting FCC decisions have not yet been completed. Because there are a number of such proceedings that are interrelated, and because new technologies (such as VoIP) are emerging that pose further complications, it will take some time for the rulemaking to be completed. Also, there has been a national trend towards reducing the amounts charged for use of our networks to terminate local, IntraLATA and other intrastate calls, in preference of a "bill and keep" approach, but this is subject to varying decisions and interests by the state agencies that govern these intrastate rates. From time to time, the state regulators that regulate intrastate access charges conduct proceedings that may affect the rates and charges for those services.

        On April 27, 2001, the FCC released a Notice of Proposed Rulemaking that commenced a broad inquiry into, and initiated a fundamental re-examination of, all forms of compensation flowing between carriers as a result of their networks being interconnected. There are two primary forms of intercarrier compensation: (i) reciprocal compensation that applies to local traffic; and (ii) access charges that apply to long-distance traffic. The purpose of this FCC proceeding is to examine existing forms of intercarrier compensation and explore alternatives. One form of compensation that is being examined is "bill and keep," under which carriers freely exchange traffic and collect charges from their end-user customers in lieu of the present system in which carriers are obligated to compensate one another for network utilization. The rules emanating from this rulemaking could result in fundamental changes in the charges we collect from other carriers and our end-users. In an associated Order, the FCC adopted interim rules requiring carriers to reduce their charges to other carriers for terminating ISP traffic over a 36 month period and placing limits on the number of such minutes for which charges could be assessed. On February 10, 2005, the FCC met and adopted a further notice of proposed rulemaking in the pending intercarrier compensation docket, requesting comment on seven specific plans for revision to the intercarrier compensation structure. The memorandum opinion and order analyzing these plans and formally requesting comment has not yet been released by the Commission.

        On October 18, 2004, in a related docket the FCC released an Order deciding to forbear from applying certain ISP reciprocal compensation interim rules adopted in the April 27, 2001 Order described above. Those particular interim rules related to the cap on the number of minutes of use and the requirement that carriers exchange ISP-bound traffic on a bill-and-keep basis if those carriers were not exchanging traffic pursuant to interconnection agreements prior to adoption of the April 27, 2001 Order. The effect of this Order may be to increase significantly our payments of reciprocal compensation. In some instances, existing state rules regarding reciprocal compensation and applicable interconnection agreements limit the effect of this Order. This order is currently pending appeal before the United States Court of Appeals for the DC Circuit.

        AT&T has filed petitions with both the FCC and U.S. Court of Appeals for the DC Circuit requesting that ILEC special access rates be reduced and that ILEC special access flexibility be curtailed. Oral argument before the Court on AT&T's mandamus petition was held in November 2004.

On January 31, 2005, the FCC released a memorandum opinion and order denying AT&T's requests for immediate reduction of access rates and suspension of the FCC's pricing flexibility rules. The memorandum opinion and order commenced a rulemaking to review all aspects of ILEC special access offerings.

        On July 19, 2004, the FCC released a Notice of Proposed Rulemaking commencing a narrow inquiry into access related Subscriber Line Charges (SLC) we may collect from certain end-users.

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

        To date the FCC's rules related to wireline-to-wireless LNP have not had a significant impact on our access line losses, revenue or related costs. We believe the most significant impacts of wireline to wireless LNP were an increase in the operational costs of implementing LNP and the unfavorable impact on customer satisfaction due to technical difficulties with the porting process, both at Qwest and with other telecommunications providers. The FCC has a current proceeding to address whether the wireline porting interval (both to wireless and wireline providers) should be reduced.

Voice Over Internet Protocol

        On September 22, 2003, Vonage Holdings Corporation filed a petition for declaratory ruling requesting that the FCC preempt an order of the Minnesota Commission imposing regulations applicable to providers of telephone service on Vonage's DigitalVoice, an IP based voice service sold to retail customers. On November 12, 2004, the FCC released its unanimous decision finding that preemption of state telecommunication service regulation was consistent with federal law and policies intended to promote the continued development of the Internet, broadband and interactive services. The FCC further concluded that divergent state rules, regulations and licensing requirements could impede the rollout of such services that benefit consumers by providing them with more choice, competition and innovation. On March 10, 2004, the FCC issued its Notice of Proposed Rulemaking, or NPR, instituting a formal rulemaking proceeding, or the IP-Enabled Services Proceeding, addressing many issues related to VoIP and other Internet services. This rulemaking raises issues that overlap, to a degree, with the rulemakings concerning ILEC Broadband Telecommunications Services and Intercarrier Compensation. There are a number of issues that have been presented to the FCC that concern VoIP and that could affect intercarrier compensation requirements and other federal or state requirements such as those that impose a fee to support "universal service" and programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The FCC has also stated that the question of whether such IP based services should be classified as an unregulated "information service" under the Communications Act or as telecommunications services will be addressed in this proceeding. The FCC will also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation, whether they must contribute to the universal service fund, and other issues involving IP-enabled services, including access by disabled persons, applicability of law enforcement statutes and the provision of emergency (911) services. We are following these developments closely, as our network is capable of VoIP transport and other combinations of voice and data in an IP-addressed packet format. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified, and such growth in VoIP could contribute to further declines in our sales of traditional local exchange access lines or local exchange services. This docket remains pending.

Operations, Installation and Maintenance

        On March 17, 2004, the FCC released an order eliminating the prohibition on shared network operations, installation and maintenance (OI&M) between BOCs and their long distance affiliates. The FCC put the prohibition in place in 1996 as part of its regulatory requirements implementing the 1996 Telecommunications Act. In its recent order the FCC concludes the OI&M prohibition is no longer appropriate because the costs outweigh the benefits and accounting safeguards and other restrictions are adequate to protect against competitive harm. On May 5, 2004, we filed with the FCC a revised cost allocation manual covering certain affiliate transactions permitted by the OI&M order. Consolidation of a number of network OI&M functions to improve efficiency and to reduce unnecessary duplication has since been implemented. We are continuing to aggressively evaluate how to best take further advantage of the elimination of the OI&M prohibition in a manner that increases efficiency, reduces costs and improves customer service.

Employees

        As of December 31, 2004, we employed approximately 41,000 people.

        Approximately 25,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. In August 2003, we entered into two-year collective bargaining agreements with the CWA and the IBEW. Among other things, these agreements provide for guaranteed wage levels and continuing employment-related benefits. Each of these agreements was ratified by union members and expires on August 13, 2005. We will seek to renegotiate these agreements in 2005.

Financial Information about Geographic Areas

        We provide a variety of telecommunications services on a national and international basis to global and national business, small business and government, consumer and wholesale customers. It is impractical for us to provide financial information about geographic areas.

Website Access

        Our website address is www.qwest.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.qwest.com/about/investor/, under the heading "SEC Filings." These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC.

        We have adopted written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder and the New York Stock Exchange rules. In the event that we make any changes to, or provide any waivers from, the provisions of our codes of conduct, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.

        These codes of conduct, as well as copies of our guidelines on significant governance issues and the charters of our audit committee, compensation and human resources committee and nominating and governance committee, are available on our website at www.qwest.com/about/investor/governance or in print to any stockholder who requests them by sending a written request to our Corporate Secretary at Qwest Communications International Inc., 1801 California Street, Denver, Colorado 80202.

ITEM 2. PROPERTIES

        Our principal properties do not lend themselves to simple description by character and location. The percentage allocation of our gross investment in property, plant and equipment consisted of the following:

	December 31,
	2004	2003
Land and buildings	8%	8%
Communications equipment	43%	42%
Other network equipment	43%	43%
General-purpose computers and other	6%	6%
Construction in progress	—	1%

Total	100%	100%

        Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in plant, property and equipment was approximately $45.4 billion and $45.1 billion at December 31, 2004 and 2003, respectively, before deducting accumulated depreciation.

        We own and lease sales offices in major metropolitan locations both in the United States and internationally. Our network management centers are located primarily in buildings that we own at various locations in geographic areas that we serve. Substantially all of the installations of central office equipment for our local service business are located in buildings and on land that we own. Our fiber optic broadband network is generally located in real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of such agreements, due to their termination or their expiration. If we lose any such rights of way and are unable to renew them, we may find it necessary to move or replace the affected portions of the network. However, we do not expect any material adverse impacts as a result of the loss of any such rights. For additional information, please see Note 4—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS

        Throughout this report, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

Investigations and Securities Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our annual report on Form 10-K/A for the year ended December 31,

2002, or 2002 Form 10-K/A, affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, we recorded reserves in our financial statements totaling $750 million in connection with these matters. On October 21, 2004, we entered into a settlement with the SEC concluding a formal investigation concerning our accounting and disclosures, among other subjects, that began in April 2002. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with our SEC settlement in October 2004 of the SEC's investigation of us. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss we believe is probable with respect to the securities actions described below.

        We have recorded our estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve that will remain after we have paid the amount owed under the SEC settlement is insufficient to cover these other matters, we will need to record additional charges to our statement of operations in future periods. Additionally, we are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these remaining matters due to their preliminary and complex nature, and, as a result, the amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

        At this time, we believe that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover our losses and the losses of individual insureds following our November 12, 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the investigations and securities actions described below. The insurance proceeds are subject to claims by us and other insureds for, among other things, the costs of defending certain of these matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, or agreements or applicable laws may obligate us to indemnify our current and former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the investigations, securities actions and certain other litigation.

        We continue to defend against the securities actions vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

  Investigations

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest's business. We believe the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in our 2002 Form 10-K/A, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us and prior disclosures made by us. We are continuing in our efforts to cooperate fully with the U.S. Attorney's Office in its investigation. However, we cannot predict the outcome of this investigation or the timing of its resolution.

        As the General Services Administration, or GSA, previously announced in July 2002, it is conducting a review of all contracts with Qwest for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We have been informed that the basis for the referral was the February 2003 indictment against four former Qwest employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. On February 2, 2005, we were informed that the Inspector General had made a second referral regarding whether we should be considered for debarment, this one based generally on the matters that are the subject of the complaint filed against Qwest in connection with its settlement with the SEC, and on SEC actions against and settlements with three former Qwest employees in 2003 and 2004 and a fourth action filed against a former Qwest employee in 2004 that is currently pending in the federal district court in Colorado. We are cooperating fully with the GSA and believe that Qwest will remain a supplier of the Federal government; however, if we are not allowed to be a supplier to the Federal government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of our consolidated annual revenue.

        On October 21, 2004, we entered into a settlement with the SEC, concluding a formal investigation concerning our accounting and disclosures, among other subjects. Please see "Matters Resolved in the Fourth Quarter of 2004" below for a discussion of the SEC settlement.

  Securities Actions

        Qwest is a defendant in the securities actions described below. Plaintiffs in these actions have variously alleged, among other things, that Qwest violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors and current and former employees. Other defendants in one or more of these actions include current and former directors of Qwest, former officers and employees of Qwest, Arthur Andersen LLP, certain investment banks and others.

  •
  Consolidated securities action. Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of Qwest between May 24, 1999 and February 14, 2002, have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about Qwest's business and investments, including making materially false statements in certain Qwest registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the putative class will seek damages in the tens of billions of dollars.

  •
  ERISA action. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. We expect that an eighth action purportedly brought on behalf of the Plan will also be consolidated into the consolidated action. The first of these actions was filed in March 2002.

    Plaintiffs assert breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of Qwest stock in the Plan assets. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys' fees and costs and restitution.

  •
  Colorado action. A putative class action purportedly brought on behalf of purchasers of Qwest's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make Qwest appear successful and to inflate the value of Qwest's stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

  •
  New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused Qwest's stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about Qwest's business, revenues and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

  •
  CALSTRS action. An action by the California State Teachers' Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme to falsely inflate Qwest's revenue and decrease its expenses so that Qwest would appear more successful than it actually was during the period in which CalSTRS purchased Qwest securities, and asserts that defendants' actions caused it to lose in excess of $150 million invested in Qwest's equity and debt securities. Plaintiffs seek compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

  •
  SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate Qwest's revenues and decrease its expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in Qwest securities are in excess of $12.5 million. SURSI seeks, among other things, compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets, and disgorgement.

  •
  SPA action. An action by Stichting Pensioenfonds ABP, or SPA, is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of Qwest's revenues and growth prospects and that its losses from investments in Qwest securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys' fees and costs.

  •
  SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about Qwest. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys' fees.

  •
  TRSL action. An action by the Teachers' Retirement System of Louisiana, or TRSL, is pending in the federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges, among other things, that defendants issued false and misleading financial reports about Qwest. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys' fees.

  •
  NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of Qwest's revenues and growth prospects and that their losses from investments in Qwest securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorney's fees and costs.

KPNQwest Litigation

        A putative class action is pending in the federal district court for the Southern District of New York against Qwest, certain of our former executives who were also on the supervisory board of KPNQwest (in which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002 against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest. The second amended complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' attorneys' fees and costs.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. Qwest is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio, Qwest's former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

        On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. Qwest is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, Qwest's former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs' attorneys' fees and costs.

        On January 20, 2005, Citibank, N.A., Deutsche Bank AG London, ABN AMRO Bank N.V. and others notified us of their intent to file a complaint in the District Court for the City and County of Denver, State of Colorado, that would allege, among other things, fraud, misrepresentation, breach of fiduciary duty and related aiding and abetting claims, in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that Qwest would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, Qwest's former General Counsel, and other former employees of Qwest or KPNQwest. Plaintiffs have indicated their intention to seek compensatory damages (including interest), statutory and punitive damages and an award of plaintiffs' attorneys' fees and costs.

        The four KPNQwest litigation matters described above are in preliminary phases and we continue to defend against the three filed cases vigorously and will likewise defend against the fourth matter if it is filed. We have not yet conducted discovery on plaintiffs' possible recoverable damages and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these matters were to prevail. Any settlement or judgment in certain of these matters could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in certain of these matters, our financial condition and our ability to meet our debt obligations could be materially and adversely affected.

Regulatory Matters

        As described below, formal proceedings against us have been initiated with the public utilities commissions in several states alleging, among other things, that we, in contravention of federal and state law, failed to file interconnection agreements with the state commissions and that we therefore allegedly discriminated against various CLECs. The complainants seek fines, penalties and/or carrier credits.

  •
  Minnesota. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission. On November 1, 2002, the Minnesota Commission issued a written order finding against us. The Minnesota Commission's final, written decision was issued on May 21, 2003 and would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. The Minnesota Commission, the carriers and Qwest each appealed portions of the decision to the federal district court in Minnesota, and the district court upheld the penalty and vacated the carrier credits. The Minnesota Commission, the carriers and Qwest each have appealed to the Eighth Circuit Court of Appeals.

  •
  Colorado. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against the company. The administrative law judge's recommendation will come before the Commission on motions for reconsideration.

  •
  New Mexico. On April 29, 2004, the New Mexico Staff recommended penalties totaling $5.05 million. New Mexico CLECs have also requested carrier credits. In December 2004, Qwest, the Staff, the New Mexico Attorney General and party-CLECs entered into and filed for approval a settlement that would resolve all claims for penalties and credits for a total payment of $3.5 million. On January 26, 2005 the administrative law judge certified and recommended approval of the proposed settlement.

  •
  Washington. On November 9, 2004, Qwest and the Staff of the Washington Commission entered into a settlement under which Qwest agreed to pay a penalty of $7.8 million. This settlement, which is subject to approval by the Washington Commission, does not require Qwest to provide any credits to CLECs.

  •
  Oregon. Oregon is considering a stipulation between Qwest and the Oregon Staff for the payment of a penalty of approximately $1 million.

Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        The New Mexico state regulatory commission has opened a docket to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico. Multiple parties have filed comments in that docket and variously argue that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions. The ultimate outcome of this matter is uncertain but could result in obligations or price changes that could be significant.

        To the extent appropriate we have provided for the above matters. We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        In January 2001, an amended class action complaint was filed in Denver District Court against Qwest, certain former officers and certain current and former directors on behalf of stockholders of U S WEST. The complaint alleges that Qwest had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim Qwest denies. Plaintiffs seek damages of approximately $272 million plus interest, a constructive trust upon Qwest's assets in the amount of the dividend, costs, and attorneys' fees on behalf of the class which was certified by the court on January 31, 2005.

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed on various dates in various courts against Qwest on behalf of landowners in California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. The complaints challenge Qwest's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge Qwest's right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit Qwest to install Qwest's fiber optic cable in the right-of-way without their consent. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which Qwest's network passes. The California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which Qwest's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. District court approval of a proposed nationwide settlement of all these matters (except those in Louisiana) was vacated by the Seventh Circuit Court of Appeals in October 2004. This ruling is subject to discretionary review by the Supreme Court of the United States.

        On January 20, 2004, we filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, "KMC"). Subsequently, we filed an amended complaint to name additional defendants, including General Electric Capital Corporation ("GECC"), one of KMC's lenders, and GECC filed a complaint in intervention. We are seeking a declaration that a series of agreements with KMC and its lenders are not effective because conditions precedent were not satisfied and to recoup other damages and attorneys' fees and costs. These agreements would obligate us to pay a net incremental amount of approximately $105 million if determined to be effective. GECC and KMC have asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC seek a declaration that the relevant agreements are in effect and claim monetary damages for anticipatory breach of the agreements and their attorneys' fees and costs.

        The Internal Revenue Service, or IRS, proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves Qwest's allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes the allocation of the costs between Qwest and third parties. Similar claims have been asserted with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court, and we do not believe the IRS will be successful, although the ultimate outcome is uncertain. If Qwest were to lose this issue for the tax years 1994 through 1998, we estimate that we would have to pay $57 million plus interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

        In 2004, we recorded income tax expense of $158 million related to a change in the expected timing of deductions related to our tax strategy, referred to as the Contested Liability Acceleration Strategy ("CLAS"), which we implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the Company and into trusts managed by a third party trustee. In July 2004, we were formally notified by the IRS that it was contesting the CLAS tax strategy. Also in July 2004, in connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2004, and as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, we adjusted our accounting for CLAS as required by SFAS No. 109. The change in expected timing of deductions caused an increase in our liability for uncertain tax positions and a corresponding increase in our net operating loss carry-forwards ("NOLs"). Because we are not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we recorded an increase in our valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September 2004 the IRS proposed a penalty of $37 million on this strategy. The Company believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. We intend to vigorously defend our position on this and other tax matters.

Matters Resolved in the Fourth Quarter of 2004

        On October 21, 2004, we entered into a settlement with the SEC, concluding a formal investigation concerning our accounting and disclosures, among other subjects, that began in April 2002. In connection with this settlement, the SEC filed a complaint against us in federal district court in Denver, Colorado. The complaint alleges violations of several provisions of the federal securities laws, including the anti-fraud provisions, relating principally to our financial reporting and disclosures. We agreed, without admitting or denying the allegations of the complaint, to consent to the entry of a final judgment to be entered by the court. The final judgment, which was entered by the court on November 4, 2004, among other things, enjoins us from future violations of certain provisions of the securities laws and requires us to pay a civil money penalty of $250 million in two installments of $125 million each (the first of which was paid in December 2004 and the second of which must be paid by December 31, 2005), plus $1 as nominal disgorgement.

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

        Illuminet, Inc., a traffic aggregator, and several of its customers filed complaints with regulatory agencies in Idaho, Nebraska, Iowa, North Dakota, New Mexico and Colorado alleging that they were entitled to refunds due to our purported improper implementation of tariffs governing certain signaling services we provide in those states. Qwest and Illuminet entered into a settlement that resolves each of these cases as well as any potential claims that may be made by Illuminet relating to this matter. In addition, Qwest and Nextel have settled an arbitration filed by Nextel in which it requested refunds due to alleged improper implementation of the signaling tariffs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Qwest Common Stock

        The United States market for trading in our common stock is the New York Stock Exchange. As of February 1, 2005, our common stock was held by approximately 385,000 stockholders of record. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

	Market Price
	High	Low
2003
First quarter	$6.15	$3.01
Second quarter	5.28	3.40
Third quarter	5.19	3.38
Fourth quarter	4.35	3.28
2004
First quarter	$5.00	$3.50
Second quarter	4.40	3.51
Third quarter	4.00	2.56
Fourth quarter	4.61	3.25

        We did not pay any cash dividends on our common stock in 2004 or 2003, nor do we intend to pay any dividends for the foreseeable future. Some of our debt instruments contain restrictions on our ability to pay dividends. See Note 8—Borrowings to our consolidated financial statements in Item 8 of this report. We are also limited by Delaware law in the amount of dividends we can pay. Generally, the restrictions in our debt instruments are in the form of financial tests that allow the payment of dividends only if all specified conditions are met and then only up to threshold amounts that can change depending on Qwest's financial condition. For example, under one test, dividends may be paid if Qwest is not in default under the applicable debt instrument and has a ratio of debt to consolidated cash flow (as defined in the applicable debt instruments) of less than 3.5 to 1, and then only up to a threshold amount equal to either 50% of consolidated net income (in the case of a certain debt instrument) or 100% of consolidated cash flow minus 140% of consolidated interest expense (in the case of another debt instrument). These threshold amounts are determined quarterly on a cumulative basis, beginning from certain target dates. Under another test, dividends may be paid if Qwest has a ratio of debt to consolidated cash flow (as defined in our debt agreements) of less than 5 to 1 or a consolidated capital ratio (as defined in our debt agreements) of less than 2 to 1, and then only up to a threshold amount equal to the sum of equity capital that has been raised by Qwest in various ways. This basket is also available for and is reduced by other types of restricted payments.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. Certain prior year amounts have been reclassified to conform to current-year presentation.

	Years Ended December 31,
	2004	2003	2002	2001	2000(1)
	(Dollars in million, shares in thousands except per share amounts)
Operating revenue	$13,809	$14,288	$15,371	$16,530	$14,157
Operating expenses	14,097	14,542	34,288	18,882	14,434
Operating loss	(288)	(254)	(18,917)	(2,352)	(277)
Loss from continuing operations	(1,794)	(1,313)	(17,618)	(6,117)	(1,443)
Net (loss) income(2)	$(1,794)	$1,512	$(38,468)	$(5,603)	$(1,037)
Loss earnings per share(3)
Continuing operations:
Basic	$(1.00)	$(0.76)	$(10.48)	$(3.68)	$(1.13)
Diluted	$(1.00)	$(0.76)	$(10.48)	$(3.68)	$(1.13)
Net (loss) income per share:
Basic	$(1.00)	$0.87	$(22.87)	$(3.37)	$(0.82)
Diluted	$(1.00)	$0.87	$(22.87)	$(3.37)	$(0.82)
Weighted-average common shares outstanding (in thousands):(4)
Basic	1,801,405	1,738,766	1,682,056	1,661,133	1,272,088
Diluted	1,801,405	1,738,766	1,682,056	1,661,133	1,272,088
Dividends per common share	$0.00	$0.00	$0.00	$0.05	$0.31
Other data:
Cash provided by operating activities	$1,848	$2,175	$2,388	$3,001	$3,762
Cash used for investing activities	(1,676)	(2,340)	(2,738)	(8,152)	(5,256)
Cash (used for) provided by financing activities	(158)	(4,856)	(789)	4,660	1,268
Capital expenditures	1,731	2,088	2,764	8,042	7,135
Balance sheet data:
	As of December 31,
	2004	2003	2002	2001	2000
Total assets	$24,324	$26,343	$29,473	$72,290	$72,903
Total debt(5)	17,286	17,508	22,540	25,037	19,157
Debt to total capital ratio(6)	117.80%	106.16%	114.36%	41.42%	31.55%

(1)
On June 30, 2000, we completed the Merger. We accounted for the Merger as a reverse acquisition under the purchase method of accounting, with U S WEST being deemed the accounting acquirer and pre-Merger Qwest the acquired entity. As a result, our financial results for 2000 do not reflect the results of pre-Merger Qwest for the first two quarters of 2000. Also, all share and per share amounts for 2000 assume the conversion of U S WEST common stock into Qwest common stock.

(2)
Amounts that follow in this footnote are on an after-tax basis.

2004. The 2004 net loss includes a charge of $550 million ($0.31 per basic and diluted share) for litigation related losses; a net charge of $198 million ($0.11 per basic and diluted share) for restructuring charges which is included in our selling, general and administrative expenses; a charge of $113 million ($0.06 per basic and diluted share) for an impairment of assets consisting primarily of excess network supplies, network facilities, pay phone operations and abandoned long-term capacity routes and a benefit of approximately $50 million ($0.03 per basic and diluted share) relating to a favorable customer bankruptcy settlement.

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

(4)
The weighted-average common shares outstanding assume the 1-for-1.72932 conversion of U S WEST shares for Qwest shares for all periods presented. In addition, weighted-average common shares outstanding also assume a one-for-one conversion of U S WEST Communications Group common shares outstanding into shares of U S WEST as of the date of the separation of U S WEST's former parent company.

(5)
Amounts include outstanding commercial paper borrowings of $3.165 billion and $2.035 billion for 2001 and 2000, respectively, and exclude future purchase commitments, operating leases, letters of credit and guarantees. At December 31, 2004, the amount of those future purchase commitments, operating leases, letters of credit and guarantees was approximately $5.5 billion. There were no commercial paper borrowings outstanding as of December 31, 2004, 2003 and 2002.

(6)
The debt to total capital ratio is a measure of the amount of debt in our capitalization. The ratio is calculated by dividing debt by total capital. Debt includes current borrowings and long-term borrowings as reflected on our consolidated balance sheets. Total capital is the sum of debt and total stockholders' (deficit) equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements set forth below under this caption constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 7 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

        Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements in Item 8 of this report, including the footnotes thereto. Our operating revenues are generated from our wireline, wireless and other services segments. An overview of the segment results is provided in Note 15—Segment information to our consolidated financial statements in Item 8 of this report. Segment discussions reflect the way we reported our segment results to our Chief Executive Officer in 2004 and include revenue results for each of our customer channels within the wireline segment: business, consumer and wholesale. Certain prior year revenue and expense amounts have been reclassified to conform to the current year presentations.

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry as follows:

  •
  Industry competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs. We expect this trend to continue. Our on-going response to industry competition has included initiatives to retain and win-back customers by rolling out new or expanded services such as wireless, in-region long-distance, DSL, video and VoIP and the bundling of expanded feature-rich products.

  •
  We expect technology substitution such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephony and cable modem substitution for dial up modem lines and DSL to continue to cause additional access line losses.

  •
  We expect industry-wide competitive factors to continue to impact our results; however, we believe our competitive position has improved due to recent rulings on UNE-P that allow us to charge higher rates to other telecommunication providers and also due to changes in some of our competitors' announced strategies.

  •
  Our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services.

  •
  We expect business users of telecommunication services to increasingly want to receive all of their services from one provider.

Results of Operations

Overview

        Our operating revenues are generated from the following three segments:

  •
  Wireline Services. The wireline segment utilizes our traditional telephone and fiber optic broadband networks to provide voice services and data and Internet services to consumer, business and wholesale customers. Our wireline services include:

    Voice services. Voice services revenue includes local voice services, long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, collocation services and related equipment. Long-distance voice services revenue includes revenue from InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other long-distance providers to connect to our network.

    Data and Internet services. Data and Internet services revenue includes data services, such as traditional private lines, wholesale private lines, frame relay, ATM and related equipment, and Internet services, such as DSL, DIA, VPN, Internet dial access, web hosting, professional services and related equipment.

  •
  Wireless services. We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide PCS wireless network, to consumer and business customers, primarily within our local service area states. We began offering these Sprint services under our brand name in March 2004.

  •
  Other services. Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

        As discussed above, until September 2003, we operated a fourth segment, our directory publishing business which, as described in Note 6—Assets Held for Sale including Discontinued Operations to our consolidated financial statements in Item 8 of this report, has been classified as discontinued operations and accordingly is not presented in our segment results below.

        The following table summarizes our results of operations for the years ended 2004, 2003 and 2002:

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2004	2003	2002	2004 v 2003	2003 v 2002	2004 v 2003	2003 v 2002
	(Dollars in millions, except per share amounts)
Operating revenue	$13,809	$14,288	$15,371	$(479)	$(1,083)	(3)%	(7)%
Operating expenses, excluding goodwill and asset impairment charges	13,984	14,312	15,280	(328)	(968)	(2)%	(6)%
Goodwill impairment charge	—	—	8,483	—	(8,483)	nm	(100)%
Asset impairment charges	113	230	10,525	(117)	(10,295)	(51)%	(98)%

Operating loss	(288)	(254)	(18,917)	(34)	18,663	(13)%	99%
Other expense—net	1,418	1,578	1,198	(160)	380	(10)%	32%

Loss before income taxes, discontinued operations, and cumulative effect of changes in accounting principles	(1,706)	(1,832)	(20,115)	126	18,283	7%	91%
Income tax (expense) benefit	(88)	519	2,497	(607)	(1,978)	nm	(79)%

Loss from continuing operations	(1,794)	(1,313)	(17,618)	(481)	16,305	(37)%	93%
Income from and gain on sale of discontinued operations—net of tax	—	2,619	1,950	(2,619)	669	(100)%	34%

(Loss) Income before cumulative effect of changes in accounting principles	(1,794)	1,306	(15,668)	(3,100)	16,974	nm	nm
Cumulative effect of changes in accounting principles—net of tax	—	206	(22,800)	(206)	23,006	(100)%	nm

Net (loss) income	$(1,794)	$1,512	$(38,468)	$(3,306)	$39,980	nm	nm

Basic and diluted (loss) income per share	$(1.00)	$0.87	$(22.87)	$(1.87)	$23.74	nm	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

        Although total operating revenue continued to decline in 2004, we experienced a deceleration of revenue losses. This is primarily due to increased sales of our consumer and wholesale long distance and consumer data and Internet products.

        The following table shows our access lines by channel as of December 31, 2004, 2003 and 2002.

	Access Lines*
						Percentage Change
	Years Ended December 31,			Increase/(decrease)
	2004	2003	2002	2004 v 2003	2003 v 2002	2004 v 2003	2003 v 2002
	(in Thousands)
Consumer	9,247	9,911	10,798	(664)	(887)	(7)%	(8)%
Business	4,396	4,607	5,050	(211)	(443)	(5)%	(9)%
Wholesale	1,879	1,691	1,158	188	533	11%	46%

Total	15,522	16,209	17,006	(687)	(797)	(4)%	(5)%

*
We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

        We believe that the deceleration in access line losses shown in this table was due in part to Qwest Corporation's and other ILECs' success in achieving favorable regulatory rulings and the success of our customer service initiatives designed to provide our customers with improved service and expanded product offerings.

2004 COMPARED TO 2003

        The following table compares our operating revenue by segment including the detail of customer channels within our wireline segment:

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2004 v 2003
	2004	2003	2004 v 2003
	(Dollars in millions)
Wireline revenue
Voice Services
Local Voice
Business local voice	$2,039	$2,250	$(211)	(9)%
Consumer local voice	3,503	3,933	(430)	(11)%
Wholesale local voice	821	833	(12)	(1)%

Total local voice	6,363	7,016	(653)	(9)%
Long Distance
Business long-distance	658	705	(47)	(7)%
Consumer long-distance	399	297	102	34%
Wholesale long-distance	1,030	862	168	19%

Total long-distance	2,087	1,864	223	12%
Access
Business access	151	146	5	3%
Consumer access	120	102	18	18%
Wholesale access	706	757	(51)	(7)%

Total access	977	1,005	(28)	(3)%

Total voice services	9,427	9,885	(458)	(5)%

Data and Internet:
Business data and Internet	2,260	2,252	8	0%
Consumer data and Internet	319	217	102	47%
Wholesale data and Internet	1,254	1,296	(42)	(3)%

Total data and Internet	3,833	3,765	68	2%

Total wireline revenue	13,260	13,650	(390)	(3)%
Wireless	510	594	(84)	(14)%
Other services	39	44	(5)	(11)%

Total operating revenue	$13,809	$14,288	$(479)	(3)%

Wireline Revenue

        Historically, at least 95% of our revenue comes from our wireline segment, which provides voice services and data and Internet services as follows:

  Voice Services

        Local Voice Services. The decrease in our local voice services revenue was primarily due to access line losses from competitive pressures and technology substitution and was also impacted by our customers migrating to our package offerings which generally offer lower pricing than our stand-alone products. In particular, for the past two years, a significant portion of the losses of our consumer and business access lines have been attributable to our competitors' use of UNE-P and unbundled local loops to deliver voice services. These losses have been partially offset by corresponding increases in our wholesale access lines (where UNE-Ps are reflected) in our wholesale channel. However, the regulated price structure of UNE-Ps applied downward pressure on our revenue.

        On February 5, 2005, the FCC issued new unbundling rules eliminating the obligations that have required us to provide UNE-P and unbundled switching as a UNE. We believe this will lead to greater flexibility in negotiating contract rates with CLECs and data access providers. Also, some of our competitors recently announced their intention to discontinue marketing consumer local voice services to new customers. We believe these factors will help mitigate the downward pressure on wireline margins due to UNE-P. Furthermore, although access line losses continue, the rate of loss of access lines has recently slowed. We believe this slowing is due to the UNE-P factors discussed previously.

        Long Distance Services. The decrease in local voice services revenue was partially offset by an increase in long distance services revenue from our consumer and wholesale customers. In January 2003, we began to receive regulatory approval to offer long-distance service in each state within our 14-state region. In the fourth quarter of 2003, we received FCC approval for the last of our 14 in-region states. As we received regulatory approval in each of the states, we began to increase the marketing and promotion of InterLATA long-distance service to our customers, resulting in growth of in-region long-distance services revenue. In total, 2.4 million and 2.2 million long distance subscribers were added in our 14-state region in 2004 and 2003, respectively. In contrast, out-of-region long-distance consumer and business revenue declined due to continuing competitive pressures, including pricing pressures, and our termination of certain customer agreements. In our business channel, out-of-region revenue losses exceeded in-region revenue gains. Wholesale long-distance revenue increased due to increased international and domestic long-distance call volume, partially offset by lower rates.

        We expect that further increases in long-distance revenue will offset some of the other expected revenue declines. However, our long-distance revenue is being negatively impacted by lower usage of long-distance services by our out of region existing subscribers, which will moderate the anticipated increase in long-distance revenue due to increased market penetration. We also experienced growth in long-distance revenues from our wholesale customers; however, the related costs are highly variable. We have implemented pricing changes and are currently evaluating the pricing and terms of certain of these customer relationships as well as the manner in which the services are provided, in order to minimize future costs and improve operating margins.

        Access Services. The decrease in access services was primarily due to lower volumes resulting from our re-entry into in-region long distance (as we became a competitor to our access services customers) and access line losses.

  Data and Internet Services

        Data and Internet services revenue increased due to increases in our DSL, DIA, Internet hosting and VPN offerings, and broadband services continue to be expanded geographically to allow more of our customers to convert from dial-up Internet connections to our DSL services. The number of consumer DSL subscribers grew by 62%, and we expanded our DSL service area to 67% of our local service area in 2004; however, the impact of increases in consumer DSL subscribers and related revenue was offset in part by decreases in wholesale data and Internet services.

Wireless Revenue

        The decrease in our wireless revenue is primarily attributable to a net loss of 116,000, or 13% of subscribers in 2004. A portion of the 2004 loss of subscribers occurred in connection with the migration of our customers to the Sprint network. We responded in the fourth quarter of 2004 and implemented a plan to simplify the migration process for our customers. The decrease in subscribers is also due to tightened credit policies. We are now expanding our wireless offerings through our arrangement with Sprint.

2003 COMPARED TO 2002

        The following table compares our operating revenue by segment including the detail of customer channels within our wireline segment:

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2003 v 2002
	2003	2002	2003 v 2002
Wireline revenue
Voice Services
Local Voice
Business local voice	$2,250	$2,515	$(265)	(11)%
Consumer local voice	3,933	4,299	(366)	(9)%
Wholesale local voice	833	906	(73)	(8)%

Total local voice	7,016	7,720	(704)	(9)%
Long Distance
Business long-distance	705	744	(39)	(5)%
Consumer long-distance	297	335	(38)	(11)%
Wholesale long-distance	862	981	(119)	(12)%

Total long-distance	1,864	2,060	(196)	(10)%
Access
Business access	146	136	10	7%
Consumer access	102	96	6	6%
Wholesale access	757	850	(93)	(11)%

Total access	1,005	1,082	(77)	(7)%

Total voice services	9,885	10,862	(977)	(9)%

Data and Internet:
Business data and Internet	2,252	2,200	52	2%
Consumer data and Internet	217	195	22	11%
Wholesale data and Internet	1,296	1,378	(82)	(6)%

Total data and Internet	3,765	3,773	(8)	0%

Total wireline revenue	13,650	14,635	(985)	(7)%
Wireless	594	694	(100)	(14)%
Other services	44	42	2	5%

Total operating revenue	$14,288	$15,371	$(1,083)	(7)%

Wireline Revenue

  Voice Services

        Local Voice Services. The decrease in local voice revenue was driven by losses of access lines (see table above) as we experienced competition from both technology substitution and other telecommunications providers reselling our services by using UNE-Ps. The regulated price structure of UNE-Ps also applied downward pressure on our revenue. The increase in wholesale UNE-P access lines partially offset the loss of retail access lines, but we also experienced declines in sales of enhanced features and installation and repair services in the consumer channel and in the business channel. Wholesale local voice revenue declined in 2003 and 2002 primarily due to reductions in demand for services such as operator assistance, pay phones, and collocation.

        Long Distance Services. In 2002, we evaluated specific long-distance services sold primarily outside of our local service area. Based upon that evaluation, we de-emphasized and stopped promoting certain products, including IntraLATA long-distance in the consumer and business markets and wholesale long-distance, which resulted in a decline in both our 2003 and 2002 revenue. However, in 2003, we re-entered the long-distance market within our local service area and expanded our offerings to provide complementary local and long-distance services. As a result, although total long distance revenue declined, InterLATA long-distance revenue within our service area increased due to the addition of 2.2 million new subscribers, partially offsetting other 2003 long-distance revenue declines.

        Access Services. Access services revenue decreased primarily due to the access line losses described above, as well as the increase in the number of customers using our local service area long-distance services (which took away customers from our competitors who rely on our access services to provide long-distance services). In addition, in 2003, we recorded a reserve, through a reduction of revenue, of $34 million for anticipated customer credits resulting from regulatory rulings that redefined tariffs on local calls.

  Data and Internet Services

        Data and Internet services revenue was relatively flat with revenue increases in our Internet products largely offset by declines in data services. Business channel revenue increased primarily due to increases in Internet dial access and VPN. Pursuant to the amendment of our agreement with Microsoft in July 2003, we became responsible for providing broadband services directly to end-user customers. Prior to that date we had provided these services to Microsoft on a wholesale basis. Subsequent to that date we have recognized revenue at higher retail rates rather than the lower wholesale rates we charged Microsoft. We also increased our DSL subscriber base by 19% and expanded our DSL service area to 45% of our local service area in 2003. In addition, wholesale channel revenue declined primarily due to decreases in private data lines resulting from the bankruptcies of large customers such as Touch America and MCI.

Wireless Revenue

        Revenue from wireless services decreased due to our decision in 2002 to de-emphasize marketing of wireless services on a stand-alone basis, coupled with tightened credit policies and intense industry competition. Although the wireless industry revenue grew in total in 2003, our wireless revenue decreased from 2002 to 2003, due in part to our limited ability to offer a competitive wireless product. Our wireless offerings, however, were expanded to allow the bundling of wireless and local voice services in August 2003 through our arrangement with Sprint.

Operating Expenses

Operating Expense Trends

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. These and other factors have led to some of the following trends affecting our operating expenses:

  •
  Increased variable expenses. Expenses associated with our product offerings outside our local market and wireless tend to be more variable in nature. While our traditional local market product offerings tend to rely upon our embedded cost structure, the mix of products we expect to sell, combined with regulatory and market pricing pressures, will continue to depress operating margins. In addition, facility costs (described below) are not always reduced at the same rate that revenue declines due to long-term contract commitments. At the same time, local voice services revenue reductions have not resulted in a significant reduction of our network expenses or related employee costs due to our embedded cost structure.

  •
  Improved facility costs. Facility costs are third-party telecommunications expenses we incur to connect customers to networks or to end-user product platforms not owned by us. We have benefited in this area from the renegotiation, termination or settlement during 2004 and 2003 of various service arrangements, from network optimization initiatives and from regulatory approval allowing us to provide long-distance services in our local service area using our own telecommunications equipment, thereby decreasing our reliance on third party providers. However, these decreases are being partially offset by increases due to increased long-distance traffic, consistent with increases in our in region international and wholesale long-distance, as well as data and Internet volumes and new wireless facility costs due to our Sprint agreement.

  •
  Pension and healthcare costs. The combined costs of pension and healthcare are expected to rise modestly in the short term due to a net increase in amortization of previously identified actuarial benefits and losses.

  •
  Reduced depreciation expense. We experienced a reduction in the carrying value of certain assets in 2002 and to a much lesser extent 2003 and 2004, resulting in the impairment charges discussed in Note 4—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report. The impact of the 2002, 2003 and 2004 impairments have cumulatively reduced our annual depreciation and amortization expenses by a total of approximately $1.35 billion.

    Beginning in 2002, we reduced capital expenditures and expect to continue at a reduced level for the foreseeable future. This reduction has in turn led to a reduction in our depreciation and amortization expense. Given the current business environment as discussed in Item 1 of this report, we believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as DSL, long-distance and VoIP products.

2004 COMPARED TO 2003

        The following table provides further detail regarding our operating expenses:

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2004 v 2003
	2004	2003	2004 v 2003
	(Dollars in millions)
Operating expenses:
Cost of sales
Facility costs	$2,863	$3,328	$(465)	(14)%
Network expenses	377	397	(20)	(5)%
Employee-related costs	1,734	1,814	(80)	(4)%
Other non-employee related costs	916	916	—	0%

Total cost of sales	5,890	6,455	(565)	(9)%
Selling, general and administrative
Property and other taxes	386	452	(66)	(15)%
Bad debt	194	304	(110)	(36)%
Restructuring costs	198	113	85	75%
Employee-related costs	1,705	1,776	(71)	(4)%
Other non-employee related costs	2,488	2,045	443	22%

Total selling, general and administrative	4,971	4,690	281	6%
Depreciation	2,626	2,739	(113)	(4)%
Capitalized software and other intangible assets amortization	497	428	69	16%
Asset impairment charges	113	230	(117)	(51)%

Total operating expenses	$14,097	$14,542	$(445)	(3)%

Operating Expenses

  Cost of sales

        Cost of sales includes employee-related costs, such as salaries and wages directly attributable to products or services, and benefits, network facility costs and other non-employee related costs such as facility costs, materials and supplies, contracted engineering services, computer system support and the cost of CPE sold.

        Cost of sales as a percentage of revenue decreased from 45% in 2003 to 43% in 2004 due to decreases in facility costs from the renegotiation, termination or settlement of service arrangements and network optimization initiatives. These activities resulted in savings during the period of over $675 million, of which approximately $400 million were caused by one-time termination charges in 2003. Additionally, we experienced a decrease of approximately $260 million as a result of reduction in our reliance on third party facility providers. These additional decreases were more than offset by international, consumer and wholesale long distance volume increases, facility costs associated with the increase in long distance revenue in our local service area and commencement of usage of the Sprint wireless network as we migrated our wireless customers.

        The decrease in employee related costs is primarily due to employee reductions from our restructuring plans.

  Selling, general and administrative

        SG&A expenses include employee related costs such as salaries and wages not directly attributable to products or services, restructuring charges, benefits and sales commissions and other non-employee related costs such as transaction taxes, bad debt charges, rent for administrative space, advertising, professional service fees, real estate and computer systems support.

        The increase in 2004 was primarily attributable to the $550 million of charges recorded as other non-employee related costs for litigation matters that are further discussed in Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report, as compared with a net charge of $100 million for such items in 2003. These charges were partially offset by a decrease in bad debt expense primarily due to a favorable settlement of approximately $50 million in the second quarter 2004 from a customer emerging from bankruptcy, and improved credit policies and collection processes, as well as a decrease in employee related expenses due to employee reductions. Decreases in property and other taxes are due to reduced property values as a result of our impairments.

        The increase in restructuring costs is primarily due to our 2004 restructuring plan in which we reduced 4,000 employees in certain job functions, including information technology, network construction, customer installations, sales and back-office areas, in response to continued declines in revenue and our plans for improved operational efficiencies. $28 million of the increase in restructuring costs is due to changes in sublease projections for idle real estate properties. As a result of these restructuring activities, we expect to realize annual cost savings of approximately $357 million.

        The $85 million increase in restructuring costs was more than offset by a $279 million reduction in employee costs as a result of the restructuring. This reduction is comprised of employee related costs of $152 million in cost of sales and selling, general and administrative expense in the statement of operations and $127 million in lower capitalized employee expenditures. The lower capitalized employee expenditures is primarily related to improved capital efficiencies due to a reduced demand for access lines, a slowdown of our DSL footprint expansion and a greater focus on our capital expansion programs.

  Pension and Post-Retirement Benefits

        Our 2004 pension and post-retirement benefit expense of $188 million declined slightly from the 2003 expense of $209 million. This decrease was primarily due to a $33 million benefit from recently passed Medicare legislation that subsidizes the costs to employers of providing prescription drug coverage for their retirees. This reduction was partially offset by lower expected returns on plan assets as we lowered our expected long-term rate of return on plan assets from 9.00% to 8.50%. For additional information on our pension and post-retirement plans see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Operating expenses by segment

        Segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and marketing. We manage indirect administrative services costs such as finance, information technology real estate and legal centrally; consequently, these costs are allocated to the other services segment. We evaluate depreciation, amortization, interest expense, interest income, and other income (expense) on a total company basis. As a result, these charges are not allocated to any segment. Similarly, we do not include impairment charges in the segment results. Our chief operating decision maker ("CODM") regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income.

  Wireline Segment Expenses

        The following table provides further financial detail regarding our wireline segment for the periods ended December 31, 2004 and 2003:

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2004 v 2003
	2004	2003	2004 v 2003
	(Dollars in millions)
Wireline expenses:
Facility costs	$2,680	$3,287	$(607)	(18)%
Network expenses	246	268	(22)	(8)%
Bad debt	158	250	(92)	(37)%
Restructuring costs	104	68	36	53%
Employee-related costs	2,597	2,669	(72)	(3)%
Other non-employee related costs	1,192	1,300	(108)	(8)%

Total wireline expenses	$6,977	$7,842	$(865)	(11)%

        Wireline operating expenses, which comprised 64% of total segment expenses in 2004 and 70% in 2003, decreased in amount and percentage in 2004 primarily due to the facility cost and bad debt expense decreases described in more detail above in our operating expense trends.

  Wireless Segment Expenses

        The following table provides detail regarding our wireless segment for the periods ended December 31, 2004 and 2003.

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2004 v 2003
	2004	2003	2004 v 2003
	(Dollars in millions)
Wireless expenses:
Facility costs	$144	$40	$104	nm
Network expenses	130	117	13	11%
Bad debt	29	51	(22)	(43)%
Employee-related costs	32	30	2	7%
Other non-employee related costs	162	114	48	42%

Total wireless expenses	$497	$352	$145	41%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        Wireless operating expenses increased, primarily due to facility and network costs associated with the Sprint agreement including usage costs and roaming costs on the Sprint wireless network, development costs and handset costs associated with the migration. Other non-employee related costs increased due to additional marketing and advertising costs as we aggressively marketed the new wireless products. Certain of these costs are not expected to continue as the migration of our customers onto the Sprint nationwide PCS wireless network is substantially complete.

  Other Services Segment Expense

        Other services expenses include unallocated corporate expenses for direct services such as finance, information technology, legal, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information to provide greater detail as to the composition of the other services segment for the years of 2004 and 2003.

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2004 v 2003
	2004	2003	2004 v 2003
	(Dollars in millions)
Other services expenses:
Property and other taxes	$386	$452	$(66)	(15)%
Real estate costs	426	431	(5)	(1)%
Restructuring costs	94	45	49	108%
Employee-related costs	810	891	(81)	(9)%
Other non-employee related costs	1,671	1,132	539	48%

Total other services expenses	$3,387	$2,951	$436	15%

        Certain immaterial expenses for facility costs, bad debt and network expenses in the other segment are grouped in other non-employee related costs.

        The increase in other services expense is primarily due to increased other non-employee related costs attributable to the $450 million of additional charges for litigation matters that are further discussed in more detail above in selling, general and administrative expenses and an increase in professional fees related to the outsourcing of our information technology services. This increase was partially offset by lower hardware, software and maintenance costs resulting from such outsourcing.

        Partially offsetting the increase in other non-employee related costs were lower employee-related costs, attributable to decreases in salaries and wages and overtime related to our agreement to outsource certain information technology services, the restructuring of certain administrative functions and lower property and other taxes were due to changes in property tax estimates and a one-time $28 million expense reduction from a successful property tax appeal.

Non-Segment Operating Expenses

  Depreciation

        The 4% decrease in depreciation from $2.739 billion in 2003 to $2.626 billion in 2004 was primarily the result of reduced capital expenditures beginning in 2002. In addition, asset impairment charges we recorded in 2004 and 2003 resulted in decreases in the depreciable basis of our fixed assets.

  Capitalized software and other intangible assets amortization

        The 16% increase in amortization expense from $428 million in 2003 to $497 million in 2004 was attributable to the increase in total capitalized software.

  Asset impairment charges

        In conjunction with our efforts to sell certain assets during 2004, we determined that the carrying amounts of those assets were in excess of our expected sales proceeds. This, in addition to the abandonment of various leased long-term network capacity routes, resulted in the 2004 asset impairment charge of $113 million. The 2003 asset impairment charges of $230 million were due to the anticipated decrease in usage of our wireless network following the transition of our customers onto

Sprint's network. For more information on our asset impairment charges, please see Note 4—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

2003 COMPARED TO 2002

        The following table provides further detail regarding our operating expenses:

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2003 v 2002
	2003	2002	2003 v 2002
	(Dollars in millions)
Operating expenses:
Cost of sales
Facility costs	$3,328	$3,013	$315	10%
Network expenses	397	387	10	3%
Employee-related costs	1,814	1,651	163	10%
Other non-employee related costs	916	1,047	(131)	(13)%

Total cost of sales	6,455	6,098	357	6%
Selling, general and administrative
Property and other taxes	452	540	(88)	(16)%
Bad debt	304	511	(207)	(41)%
Restructuring costs	113	235	(122)	(52)%
Employee-related costs	1,776	1,737	39	2%
Other non-employee related costs	2,045	2,312	(267)	(12)%

Total selling, general and administrative	4,690	5,335	(645)	(12)%
Depreciation	2,739	3,268	(529)	(16)%
Capitalized software and other intangible assets amortization	428	579	(151)	(26)%
Goodwill impairment charge	—	8,483	(8,483)	(100)%
Asset impairment charges	230	10,525	(10,295)	(98)%

Total operating expenses	$14,542	$34,288	$(19,746)	(58)%

Operating Expenses

  Cost of sales

        Cost of sales as a percentage of revenue increased from 40% in 2002 to $45% in 2003 primarily due to the increase in facility costs, which is attributable to over $400 million of charges resulting from the termination of our services arrangements with Calpoint and another service provider. Exclusive of these one time charges, facility costs would have decreased $85 million, or 3%, which reflected our focus on eliminating and renegotiating contracts.

        Also contributing to the increase in cost of sales was an increase in employee related costs, which was attributable to costs related to our pension and post-retirement benefit plans. These costs increased $165 million due to lower expected and actual return on plan assets, lower discount rates and increased medical costs for plan participants. Partially offsetting the increase in facility costs and employee related costs was a decrease in non-employee-related costs associated with a decline in costs of CPE sold to customers corresponding with lower CPE revenue.

  Selling, general and administrative

        The primary cause of the reduction in selling, general and administrative was the decrease in other non-employee-related costs from reduced professional fees to third-party vendors as we re-incorporated certain previously outsourced customer service functions into our operations. Bad debt also decreased as a result of large provisions associated with uncollectible receivables from MCI, Touch America and others that we recorded in 2002, improved collection practices and tighter credit policies in 2003. Property and other taxes decreased primarily as a result of reduced property taxes, which resulted from lower asset valuations related to our impairments. The partially offsetting increase in employee related costs resulted from increases in incentive compensation and increases related to our pension and post-retirement benefit plans similar to the increase seen in cost of sales. These increases were in turn partially offset by lower salaries and wages resulting from staffing reductions implemented in 2003 and 2002 as well as reduced sales commissions due to lower revenues and a revision to our sales compensation plan.

        The decrease in restructuring costs is due to the 2003 provision of $131million offset by reversals of $18 million of the 2002 provision compared to the 2002 provision of $370 million offset by $135 million of reversals of a portion of the 2002 provision. The 2002 provision is primarily related to real estate exit costs.

  Pension and Post-Retirement Benefits

        The change to pension and post-retirement benefit expense for 2003 of $209 million from a credit of $97 million in 2002 was due primarily to a $123 million reduction in the expected return on plan assets from 9.40% to 9.00%, and $122 million resulting from recognition of actuarial gains and losses. For additional information on our pension and post-retirement plans see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Operating expenses by segment

  Wireline Segment Expenses

        The following table provides further financial detail regarding our wireline segment for the periods ended December 31, 2003 and 2002:

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2003 v 2002
	2003	2002	2003 v 2002
	(Dollars in millions)
Wireline expenses:
Facility costs	$3,287	$2,953	$334	11%
Network expenses	268	252	16	6%
Bad debt	250	441	(191)	(43)%
Restructuring	68	8	60	nm
Employee-related costs	2,669	2,783	(114)	(4)%
Other non-employee related costs	1,300	1,612	(312)	(19)%

Total wireline expenses	$7,842	$8,049	$(207)	(3)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        The decrease in wireline operating expenses was primarily due to the reductions in non-employee-related costs and bad debt expense, as discussed above, partially offset by the increases in facility costs due to one-time charges.

  Wireless Segment Expenses

        The following table provides detail regarding our wireless segment for the periods ended December 31, 2003 and 2002.

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2003 v 2002
	2003	2002	2003 v 2002
	(Dollars in millions)
Wireless expenses:
Facility Costs	$40	$58	$(18)	(31)%
Network expenses	117	126	(9)	(7)%
Bad debt	51	71	(20)	(28)%
Employee-related costs	30	57	(27)	(47)%
Other non-employee related costs	114	194	(80)	(41)%

Total wireless expenses	$352	$506	$(154)	(30)%

        The decreases in wireless segment expenses were primarily due to decreased other non-employee related costs including lower customer acquisition costs related to our decision to de-emphasize marketing of wireless services as discussed above.

  Other Services Segment Expenses

        The following table sets forth additional expense information to provide greater detail as to the composition of the other services segment for the years of 2003 and 2002.

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2003 v 2002
	2003	2002	2003 v 2002
	(Dollars in millions)
Other services expenses:
Property and other taxes	$452	$540	$(88)	(16)%
Real estate costs	431	437	(6)	(1)%
Restructuring	45	227	(182)	(80)%
Employee-related costs	891	548	343	63%
Other non-employee related costs	1,132	1,126	6	1%

Total other services expenses	$2,951	$2,878	$73	3%

        Certain immaterial expenses for facility costs, bad debt and network expenses in other segment are grouped in other non-employee related costs.

        The increase in other services expense was primarily due to increases in employee-related costs, which was primarily due to the increase in the combined benefits and post-retirement plan expenses discussed above and increased employee incentive compensation costs. Offsetting the increase in employee related costs were other non-employee related costs driven by a $100 million net charge related to litigation, and a decrease in property and other taxes resulting from lower asset valuations.

Non-Segment Operating Expenses

  Depreciation

        The decrease in depreciation was primarily the result of the asset impairment charges we recorded as of June 30, 2002 and September 30, 2003 and the resulting decreases in the depreciable basis of our fixed assets. These decreases resulted in the elimination of approximately $1.9 billion in accumulated depreciation and reduced our annual depreciation and amortization expense by approximately $1.3 billion, beginning July 1, 2002.

  Capitalized software and other intangible assets amortization

        The decrease was primarily the result of the asset impairment charge we recorded as of June 30, 2002, which included an impairment charge of approximately $1.2 billion to other intangible assets with finite lives, reducing the amortizable basis by that amount. The impact of the impairment reduced our annual amortization expense by approximately $400 million, beginning July 1, 2002. The impact of the discontinuance of amortization on indefinite-lived intangibles reduced our annual amortization expense by approximately $1.0 billion, beginning January 1, 2002.

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

        We performed a transitional impairment test of goodwill and intangible assets with indefinite lives on January 1, 2002. Based on this analysis, we recorded a charge for the cumulative effect of adopting SFAS No. 142 of $22.800 billion on January 1, 2002. Changes in market conditions, downward revisions to our projections of future operating results and other factors indicated that the carrying value of the remaining goodwill should be evaluated for impairment as of June 30, 2002. Based on the results of that impairment analysis, we determined that the remaining goodwill balance of $8.483 billion was completely impaired and we recorded an impairment charge on June 30, 2002 to write off the remaining balance.

  Asset impairment charges

        Asset impairment charges were $230 million and $10.5 billion in 2003 and 2002, respectively. The reason for the 2002 impairment charge, discussed in more detail in Note 4—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report, was a general deterioration of the telecommunications market in 2002 causing downward revisions to our expected future results. This, and other factors, indicated that our investments in our long-lived assets may have been impaired at that date. Therefore, we performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For the year ended December 31, 2002, we determined that the fair values were less than our carrying amounts by $10.5 billion in the aggregate.

Other Consolidated Results

2004 COMPARED TO 2003

  Other Expense—Net

        Other expense—net includes: interest expense, net of capitalized interest; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; declines in market values of warrants to purchase securities in other entities; and our share of the investees income or losses for investments accounted for under the equity method of accounting.

        The following table provides further detail regarding other expense—net:

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2004 v 2003
	2004	2003	2004 v 2003
	(Dollars in millions)
Other expenses:
Interest expense, net	$1,531	$1,757	$(226)	(13)%
Loss on sale of investments and other investment write-downs	—	13	(13)	(100)%
Net loss/(gain) on early retirement of debt	1	(38)	39	nm
Other income-net	(114)	(154)	40	26%

Total other expenses	$1,418	$1,578	$(160)	(10)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        Interest expense—net.    Interest expense decreased primarily due to the significant pay-down of debt in the fourth quarter of 2003 using cash proceeds from the sale of our directory business.

        Net gain on early retirement of debt.    The change was primarily attributable to the $44 million gain due to the exchange of debt for shares of our common stock in 2003.

        Other income—net.    Other income includes interest income, gains related to termination and settlements of agreements with certain vendors and customers, as well as other items. Gains on termination and settlements in 2004 were approximately $20 million less than in 2003.

  Income Tax Benefit

        Our continuing operations effective tax benefit (expense) rate was (5.1)% in 2004 and 28.3% in 2003. The decline in our income tax benefit is primarily due to a net charge to tax expense of $88 million in 2004, which was primarily for the $158 million increase to our asset valuation allowance for the CLAS issue. This increase was offset primarily by a reduction in our liability for other uncertain tax positions and investment tax credit amortization. This and other related contingencies could require significant cash outlay if they are not successfully defended. Please see Note 14—Income Taxes to our consolidated statements in Item 8 of this report for further information.

2003 COMPARED TO 2002

  Other Expense—Net

        The following table provides further detail regarding other expense—net:

				Percentage Change
	Years Ended December 31,		Increase/ (Decrease)
				2003 v 2002
	2003	2002	2003 v 2002
	(Dollars in millions)
Other expenses:
Interest expense, net	$1,757	$1,789	$(32)	(2)%
Losses and impairment of investments in KPNQwest	—	1,190	(1,190)	(100)%
Loss on sale of investments and other investment write-downs	13	88	(75)	(85)%
Net loss/(gain) on early retirement of debt	(38)	(1,836)	1,798	98%
Other income-net	(154)	(33)	(121)	nm

Total other expenses	$1,578	$1,198	$380	32%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        Interest expense.    The decrease was primarily due to a reduction of our total outstanding debt by $5.0 billion during 2003. A significant portion of these payments occurred in the fourth quarter of 2003. As a result of the timing of the reductions, there was only a minimal impact on interest expense for 2003.

        Losses and impairment of investment in KPNQwest.    During 2002, KPNQwest filed for bankruptcy and ceased operations. As a result we wrote-off the remaining $1.2 billion of our investment. For more information, please see Note 7—Investments to our consolidated financial statements in Item 8 of this report.

        Loss on sale of investments and other investment write-downs.    We recorded write-downs of our investments for other-than-temporary declines of $19 million and $7 million for the years ended December 31, 2003 and 2002. Additionally, during 2002 we sold various equity investments. As a result of these sales we received approximately $12 million in cash and recognized a loss of $37 million. We had no significant sales of investments in 2003.

        Qwest owns an interest in Qwest Digital Media, LLC as discussed in Note 7—Investments to our consolidated financial statements in Item 8 of this report. We accounted for this investment under the equity method of accounting. We recorded a charge of $14 million in the year ended December 31, 2002, representing primarily our equity share of losses in this investment.

        Net gain on early retirement of debt.    On December 22, 2003, we completed a cash tender offer for the purchase of $3 billion aggregate face amount of outstanding debt of Qwest, Qwest Services Corporation, or QSC, and QCF for approximately $3 billion in cash. As a result, we recorded a loss of $15 million on the early retirement of this debt. In addition, during 2003, we exchanged $454 million of face amount of existing QCF and Qwest Communications Corporation, or QCC, notes for $198 million of cash and 52.5 million shares of our common stock with an aggregate value of $202 million. As a result, a gain of $53 million was recorded on the early retirement of this debt.

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

        Other income—net.    In 2003 we recorded gains totaling $82 million related to the early termination of services contracts and IRU arrangements with certain customers. Under these arrangements, we received cash up-front and we were recognizing revenue over the multi-year terms of the related agreements. In these cases where the customers elected to terminate the agreements prior to their contractual end and we had no continuing obligations, we recognized the remaining portion of the deferred revenue as other income as of the termination date.

  Income Tax Benefit

        Our continuing operations effective tax benefit rate was 28.3% in 2003 and 12.4% in 2002. Our 2003 effective tax benefit rate was less than the expected rate of 38.9% because of an increase in the valuation allowance of $195 million. Our 2003 effective tax benefit increased primarily because 2002 included significant non-deductible impairments that were not included in our 2003 income tax benefit. Our 2002 effective tax benefit rate also decreased, due to the non-deductible charges we recorded related to the impairment of our goodwill and the deferred tax asset valuation allowance we recorded in the second quarter of 2002. We recorded a non-cash charge of $1.677 billion to establish a valuation allowance against the 2002 net federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", or SFAS No. 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Our losses in recent years represented sufficient negative evidence to require a valuation allowance beginning in 2002. We intend to maintain the valuation allowance until sufficient positive evidence exists to support realization of the federal and state deferred tax assets in excess of deferred tax liabilities. In the future, until we generate taxable income, we do not expect to record any significant net tax benefit in our consolidated statement of operations.

  Income from and gain on sale of Discontinued Operations—net of tax

        Income from discontinued operations for both 2003 and 2002 was predominately related to our directory publishing business, Dex, and has been adjusted to reflect a change in the composition of our other discontinued operations. The increase in income from discontinued operations in 2003 is primarily the result of the completion of the sale of the Dex West business resulting in a gain on sale of $4.1 billion ($2.5 billion after tax). In 2002 income from discontinued operations was primarily the result of the completion of the sale of the Dex East business resulting in a gain on sale of $2.6 billion ($1.6 billion after tax).

  Cumulative effect of changes in accounting principles—net of tax

        In 2003, we recognized a gain of $206 million (net of $131 million tax) from the cumulative effect of adopting SFAS No. 143, "Accounting for Asset Retirement Obligations". In 2002, we recognized a loss of $22.8 billion (no tax effect) from the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets".

Liquidity and Capital Resources

Near-Term View

        Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $68 million and $1.132 billion as of December 31, 2004 and 2003, respectively. Our working capital deficit was reduced substantially in 2004 as a result of our issuing long-term debt in February, August and November 2004, which provided sufficient cash for us to retire our current maturities. Additionally, current assets increased by $160 million due to our reclassification of certain long-term assets to assets held for sale as discussed in Note 6—Assets Held for Sale Including Discontinued Operations to our consolidated financial statements in Item 8 of this report. These favorable declines were partially offset by a reduction in accounts receivable due to lower sales and improved collections on customer accounts.

        We believe that our cash on hand together with our cash flows from operations and available cash flows from sale of investments and assets held for sale should be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, settlements or tax payments, such as the potential CLAS obligation, as further discussed in Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        To the extent that our EBITDA (as defined in our debt covenants) is reduced by cash judgments or settlements, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. In addition, the three-year revolving credit facility established by Qwest Services Corporation ("QSC") in 2004 (the "2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report.

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

        We expect that our 2005 capital expenditures will approximate 2004 levels, with the majority being used in our wireline segment.

Long-Term View

        We have historically operated with a working capital deficit as a result of our highly leveraged position; however, as mentioned previously, in 2004 we experienced a favorable decline in our working capital deficit of $1.064 billion primarily due to our ability to retire current maturities of our debt. We believe that cash provided by operations, combined with our current cash position and continued access to capital markets to refinance our debt should allow us to meet our cash requirements for the foreseeable future.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we become subject to judgments and/or settlements and tax payments, such as the potential CLAS obligation, significantly in excess of our recorded reserve as further discussed in Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        The 2004 QSC Credit Facility makes available to us $750 million of additional credit. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

        Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report.

Payment Obligations and Contingencies

  Payment obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2004:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations:(1)(2)(3)
Long-term debt	$591	$494	$2,249	$595	$1,315	$12,000	$17,244
Interest on debt(4)	1,496	1,432	1,339	1,202	1,133	7,566	14,168
Capital lease and other obligations	22	19	20	18	15	28	122
Operating leases	324	279	257	231	205	1,393	2,689

Subtotal	2,433	2,224	3,865	2,046	2,668	20,987	34,223
Purchase commitment obligations:
Telecommunications commitments	435	204	122	61	10	—	832
IRU operating and maintenance obligations	20	19	19	19	19	236	332
Advertising and promotion	53	36	31	31	31	214	396
Services	274	264	199	196	166	89	1,188

Total purchase commitment obligations	782	523	371	307	226	539	2,748

Total future contractual obligations	$3,215	$2,747	$4,236	$2,353	$2,894	$21,526	$36,971

(1)
The table does not include our open purchase orders as of December 31, 2004. These are primarily purchase orders at fair value that are cancelable without penalty and are part of normal operations.

(2)
This table does not include accounts payable of $731 million, accrued expenses and other current liabilities of $2.3 billion, and other long-term liabilities of $2.0 billion all of which are recorded on our December 31, 2004 consolidated balance sheet.

(3)
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

(4)
Interest expense in all years will differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2004.

        Employee Benefit Plans.    We offer post-retirement benefits to our employees, some of which are due under contractual agreements. Pension and certain post-retirement benefits are paid through trusts and therefore are not included in this table as we are not able to reliably estimate future required contributions to the trusts. As of December 31, 2004, our qualified defined benefit pension plan was fully funded. As of December 31, 2004, we recorded a liability on our balance sheet of $3.391 billion for post-retirement and other post-employment benefit obligations. The liability is impacted by various actuarial assumptions and will differ from the sum of the future value of actuarially estimated payment. For further discussion of our benefit plans see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

        Purchase Commitment Obligations.    We have telecommunications commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. These commitments generally require us to maintain minimum monthly and/or annual billings, based on usage.

        Included in the telecommunications commitments are purchase commitments that we entered into with KMC in connection with sales of equipment to KMC. At that time we also entered into facilities management services agreements with them. In connection with the KMC arrangements, we also agreed to pay the monthly service fees directly to trustees that serve as paying agents on debt instruments issued by special purpose entities sponsored by KMC. Our remaining purchase obligations under these agreements totaled $171 million as of December 31, 2004. These unconditional purchase obligations require us to pay at least 75% or $128 million as of December 31, 2004, of the monthly service fees for the entire term of the agreements, regardless of whether KMC provides us services. However, we are in dispute with KMC over additional potential amounts. Please see "Legal Proceedings" in Item 3 of this report for more information regarding this dispute.

        A portion of our fiber optic broadband network includes facilities that were purchased or are leased from third parties in the form of IRUs. These agreements are generally 20 to 25 years in length and generally include the requirement for us to pay operating and maintenance fees to a third party for the term of the agreement.

Letters of Credit

        At December 31, 2004, we had outstanding letters of credit of approximately $32 million.

Historical View

  Operating Activities

        We generated cash from operating activities of $1.848 billion, $2.175 billion and $2.388 billion in 2004, 2003 and 2002, respectively. For the year ended December 31, 2004, the decrease in cash provided by continuing operating activities compared to 2003 resulted primarily from a $217 million decrease in cash generated from continuing operating activities after adjusting for non-cash items including depreciation, amortization, impairment, and $450 million in increased charges to legal reserves. The decrease in cash provided by operating activities reflects the continued decline in profitability as a result of declining revenues and product mix changes to the sale of products with more variable costs associated with them. In addition, the company made a payment of $125 million related to the SEC settlement and made tax payments in 2004 of $164 million versus receiving tax refunds of $67 million in 2003.

        The $213 million decrease in cash provided by continuing operating activities in 2003 compared to 2002 resulted primarily from an increase in loss from continuing operations of $1.098 billion after adjusting for non-cash items including depreciation, amortization and asset impairments. The decrease in income from continuing operations was primarily due to the continued trend of decreasing revenues.

  Investing Activities

        Cash used for investing activities was $1.676 billion, $2.340 billion and $2.738 billion in 2004, 2003 and 2002, respectively. Cash used for investing activities during 2004 decreased compared to the same period ended 2003 primarily as a result of a $357 million decrease in expenditures for property plant and equipment and $226 million in proceeds from the sale of investments. We believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as DSL, long-distance and VoIP products.

  Financing Activities

        Cash used for financing activities was $158 million, $4.856 billion and $789 million in 2004, 2003 and 2002, respectively. During 2004, we received an aggregate of $2.6 billion in proceeds from the issuance of new long-term borrowings and repaid an aggregate of $2.7 billion in borrowings. At December 31, 2004, we were in compliance with all provisions or covenants of our borrowings. See Note 8—Borrowings to our consolidated financial statements in Item 8 of this report for more information on our 2004 and historical financing activities as well as additional information regarding the covenants of our existing debt instruments. We paid no dividends in 2004.

  Credit ratings

        The table below summarizes our long-term debt ratings at December 31, 2004 and 2003.

	December 31, 2004			December 31, 2003
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Corporate rating/Sr. Implied rating	B2	BB-	NA	NA	B-	NA
Qwest Corporation	Ba3	BB-	BB	Ba3	B-	B
Qwest Services Corporation	Caa1	B	B+	NR	CCC+	NR
Qwest Communications Corporation	NR	B	B	Caa1	CCC+	CCC+
Qwest Capital Funding, Inc.	Caa2	B	B	Caa2	CCC+	CCC+
Qwest Communications International Inc.*	B3/Caa1/Caa2	B	B+/B	Caa1	CCC+	CCC+

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

        With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A BB rating indicates that the issuer currently has the capacity to meet its financial commitment on the obligation; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. An obligation rated B is more vulnerable to nonpayment than obligations rated BB, but the obligor currently has capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within the major categories.

        With respect to Fitch, any rating below BBB is considered speculative in nature. A BB rating indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. A B rating indicates that significant credit risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is contingent upon a sustained, favorable business and economic environment. The plus and minus symbols show relative standing within major categories.

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

Critical Accounting Policies and Estimates

        We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations, either past or present. For a detailed discussion on the application of these and other significant accounting policies, see the notes to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered "critical" because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. Note that our preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as future usage under long-term contracts, customer retention patterns, collectibility of accounts receivable, expected economic duration of assets to be depreciated or amortized, asset valuations, internal labor capitalization rates, recoverability of assets, rates of return on assets held for employee benefits, timing and amounts of future employee benefit payments, uncertain tax positions, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Policies and Estimates Materially Impacting Current or Future Results of Operations

Loss Contingencies and Litigation Reserves

        We are involved in several material legal proceedings, as described in more detail in Item 3—Legal Proceedings in this report. We assess potential losses in relation to these and other pending or threatened legal and income tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. For income tax related matters, we record a liability computed at the statutory income tax rate if we determine that (i) we do not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we do not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. The overall tax liability also considers the anticipated utilization of any applicable tax credits and net operating loss carryforwards. To the extent these estimates turn out to exceed or be less than the actual liability resulting from the resolution of such matters, our earnings will be increased or decreased accordingly and if the differences are material, our consolidated financial statements could be materially impacted.

Revenue Recognition and Related Reserves

        Revenue from services is recognized when the services are provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, generally one to ten years. Payments received in advance are deferred until the service is provided. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to customer relationship periods and to the assessment of whether bundled elements are separable are "critical accounting estimates" because: (i) they require management to make assumptions about how long we will retain customers; (ii) the assessment of whether bundled elements are separable can be subjective; (iii) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (iv) the assessment of whether bundled elements are separable may result in revenues being reported in different periods than significant portions of the related costs.

        As the telecommunications market experiences greater competition and customers shift from traditional land based telephony services to wireless and Internet-based services, our estimated customer relationship periods could decrease and we will accelerate the recognition of deferred revenue over a shorter estimated customer relationship period.

Restructuring

        Periodically, we commit to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. The charge to record such a decision depends upon various assumptions, including future severance payments, sublease income, length of time on market for abandoned rented facilities, contractual termination costs and so forth. Such estimates are inherently judgmental and may change materially based upon actual experience. The estimate of future losses on sublease income and disposal activity generally involves the most significant judgment. Due to the estimates and judgments involved in the application of each of these accounting policies, changes in our plans and these estimates and market conditions could materially impact our financial condition or results of operations.

Economic Lives of Assets to be Depreciated or Amortized

        Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. As of December 31, 2004, the weighted average remaining expected life of our property, plant and equipment was 6.6 years. The effect of a one year increase in the estimated useful lives of our property, plant and equipment would have decreased our depreciation expense by approximately $330 million; the effect of a one year decrease in the estimated useful lives of our property, plant and equipment would have increased our depreciation expense by approximately $450 million. As of December 31, 2004, the weighted average remaining expected life of our intangibles assets with finite lives was 2.7 years. The effect of a one year increase in the estimated useful lives of our intangibles assets with finite lives would have decreased our amortization expense by approximately $120 million; the effect of a one year decrease in the estimated useful lives of our intangibles assets with finite lives would have increased our amortization expense by approximately $260 million.

Pension and Post-Retirement Benefits

        Pension and post-retirement healthcare and life insurance benefits earned by employees during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Pension and post-retirement costs are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

        In computing the pension and post-retirement benefit costs, we must make numerous assumptions about such things as employee mortality and turnover, salary and wage increases, discount rates, expected rate of return on plan assets, expected future cost increases and negotiated caps on reimbursable costs. Two of these items generally have the most significant impact on the level of cost: the discount rate and the expected rate of return on plan assets.

        Annually, we set our discount rate primarily based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. In making this determination we consider, among other things, the yields on Moody's AA corporate bonds and the Citigroup pension liability index as of year-end.

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

        We have a noncontributory defined benefit pension plan, or the Pension Plan, for substantially all management and occupational (union) employees. To compute the expected return on Pension Plan assets, we apply an expected rate of return to the market-related asset value of the Pension Plan assets. The market-related asset value is a computed value that recognizes changes in fair value of Pension Plan equity assets over a period of time, not to exceed five years. In accordance with SFAS No. 87, "Employers' Accounting for Pensions", we elected to recognize actual returns on our Pension Plan assets ratably over a five year period when computing our market-related value of Pension Plan assets. This method has the effect of reducing the impact on expense from annual market volatility that may be experienced from year to year.

        Changes in any of the assumptions we made in computing the pension and post-retirement benefit costs could have a material impact on various components that comprise these expenses. Factors to be considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hirings or downsizings and medical cost trends. Changes in any of these factors could impact cost of sales and SG&A in the consolidated statement of operations as well as the value of the asset or liability on our consolidated balance sheet. If our assumed expected rate of return of 8.5% for 2004 was 100 basis points lower, the impact would have been to increase the net pension expense by $106 million. If our assumed discount rate of 6.25% for 2004 were 100 basis points lower, the impact would have been to increase the net expense by $104 million.

        The pension plan accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of a certain date. If the accumulated benefit obligation exceeds plan assets and at least this amount has not been accrued, an additional minimum liability must be recognized. Annually, we evaluate our plan to determine whether any additional minimum liability is required.

Recoverability of Long-lived Assets

        Due to our ongoing losses, we periodically perform evaluations of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. These evaluations require identification of the lowest level of identifiable, largely independent, cash flows for purposes of grouping assets and liabilities subject to review. The cash flow projections include long-term forecasts of revenue growth, gross margins and capital expenditures. All of these items require significant judgment and assumptions. We believe our estimates are reasonable, based on information available at the time they were made. However, if our estimates of our future cash flows had been different, we may have concluded that some of our long-lived assets were not recoverable, which would likely have caused us to record a material impairment charge. Also, if our future cash flows are significantly lower than our projections we may determine at some future date that some of our long-lived assets are not recoverable.

Policies and Estimates Primarily Impacting Past Results of Operations

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

        Subsequent to adoption of SFAS No. 142 on January 1, 2002, we determined that circumstances indicated it was more likely than not that an impairment loss was incurred, and as a result, we tested the remaining goodwill for possible impairment. Our impairment analysis as of June 30, 2002, resulted in an impairment of the remaining goodwill of approximately $8.483 billion. As a result of recording the cumulative effect of the change in accounting for the transitional impairment of $22.8 billion and the additional impairment of $8.483 billion, there is no goodwill remaining on our balance sheet as of and subsequent to June 30, 2002. Thus, a hypothetical 10% increase or decrease in the fair value estimates used in our June 30, 2002 measurement would have had no impact on the impairment recorded.

Impairments of Long-lived Assets

        Pursuant to the 2003 services agreement with Sprint that allows us to resell Sprint wireless services, our wireless customers who were serviced through our proprietary wireless network were to be transitioned onto Sprint's network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

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

        Estimating the fair value of the asset groups involved significant judgment and a variety of assumptions. Comparable market data was obtained by reviewing recent sales of similar asset types. The price allocated to these assets in our subsequent agreement to sell the assets to Verizon indicates that the ultimate proceeds from the sale of the assets will differ from our estimate by an immaterial amount. However, the sale of the assets has not closed and remains subject to adjustment.

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

        Calculating the estimated fair value of the asset groups as listed above involves significant judgments and a variety of assumptions. For calculating fair value based on discounted cash flows, we forecasted future operating results and future cash flows, which included long-term forecasts of revenue growth, gross margins and capital expenditures. We also used a discount rate based on an estimate of the weighted-average cost of capital for the specific asset groups as of June 30, 2002. Comparable market data was obtained by reviewing recent sales of similar asset types in third-party market transactions. Relative to the above excluding the wireless network, a hypothetical increase or decrease in the estimated future cash flows of 10% would have changed the impairment charge by approximately $105 million. Also excluding wireless, a hypothetical increase or decrease in the discount rate used of 100 basis points would have changed the impairment charge by approximately $40 million. In respect to the wireless assets, a hypothetical 10% increase or decrease in the current cost factors would have changed the impairment charge by $17 million. Also relative to the wireless assets, a hypothetical 100 basis point change in the discount factors related to physical deterioration, functional obsolescence and economic obsolescence would have changed the impairment charge by $10 million.

Asset Retirement Obligations

        We have network assets located in leased properties such as equipment rooms, central offices, and wireless sites. For certain of these leases, we are legally obligated to remove our equipment when the lease expires. As required by SFAS No. 143, "Accounting for Asset Retirement Obligations," we record a liability for the estimated current fair value of the costs associated with these removal obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on our incremental borrowing rate. To the extent there are material differences between our estimated and actual removal costs, and our estimated and actual discount rates, we could be required to adjust our recorded liabilities at that time. These estimates were critical factors in determining the net income impact of $206 million upon the adoption of SFAS No. 143 in 2003.

Recently Adopted Accounting Pronouncements and Cumulative Effect of Adoption

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

        Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us under the provisions of FIN 46R. Both relationships are with groups of entities that provide Internet port access and services to their customers. The first relationship is with special purpose entities created and wholly owned by KMC Telecom Holdings, Inc. (the "KMC Entities"). Our previously disclosed service contracts and consent agreements with the KMC Entities may be variable interests under FIN 46R. We do not currently have sufficient information about the special purpose entities to complete our analysis under FIN 46R. We have continuously requested this information, but have not received sufficient information to complete our analysis. Until further information about their financial statements and capitalization is available to us, we are unable to come to any conclusion under FIN 46R. Our maximum exposure to loss related to the KMC Entities is the total remaining amount due under our service contracts, which was approximately $171 million as of December 31, 2004. Payments made under our service contracts, which are included in cost of sales, were $274 million, $304 million and $318 million, respectively, for the periods ended December 31, 2004, 2003 and 2002. See Note 17—Commitment and Contingencies to our consolidated financial statements in Item 8 of this report for a discussion of additional potential loss exposure related to KMC.

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

        In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We adopted the provisions of FASB Staff Position No. 106-2 ("FSP No. 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". Accounting for the government subsidy provided under the Act reduced our accumulated post-retirement benefit obligation by $235 million. The Act reduced the prescription drug expense component of our 2004 post-retirement benefit expenses by $33 million. See Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

        In June 2001, the FASB issued SFAS No. 142. This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses how goodwill and other intangible assets are accounted for after they have been initially recognized in the financial statements. As required, we adopted SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, the fair value of goodwill was evaluated as of January 1, 2002 as if an acquisition of each of our reporting units at fair value had occurred on that date. The valuation was based on our reporting units at that date. A reporting unit is defined as an operating segment or one level below. The cumulative effect of adoption of SFAS No. 142 was a loss from a change in accounting principle of $22.8 billion. The adoption of SFAS No. 142 reduced our amortization expense for goodwill and indefinite-lived intangible assets by approximately $1.052 billion annually, beginning January 1, 2002. The cumulative effect of this change in accounting principle was reflected as a reduction in the carrying value of goodwill as of January 1, 2002. See Note 5—Goodwill and Intangible Assets to our consolidated financial statements in Item 8 of this report for further information.

        In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill and intangible assets with indefinite lives. Under SFAS No. 144, long-lived assets being held or used are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from their expected future undiscounted cash flows ("a triggering event"). The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long-lived assets to be disposed of other than by sale for cash to be accounted for and reported like assets being held and used. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. See Note 4—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report for further information.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of the interim reporting period beginning July 1, 2005. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. However, we do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 153, which is effective for Qwest starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure. We may also employ financial derivatives to hedge foreign currency exposures associated with particular debt. We entered into interest rate swap agreements in the notational amount of $825 million in 2004 to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The weighted average effective floating interest rate on the agreements is LIBOR plus 3.16%. The interest rate swap agreements were designated as fair-value hedges, which effectively convert a portion of our fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. The impact on interest expense in 2004 was minimal.

        As of December 31, 2004 and 2003, approximately $2.0 billion of floating-rate debt was exposed to changes in interest rates. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR rates would increase annual pre-tax interest expense by $20 million. As of December 31, 2004, we also had approximately $0.6 billion of long-term fixed rate debt obligations maturing in the following 12 months. Any new debt obtained to refinance this debt will be exposed to changes in interest rates. A hypothetical 100 or 200 basis point increase in the interest rates on this debt would not have had a material effect on our earnings.

        As of December 31, 2004, we had $1.8 billion of cash and cash equivalents invested primarily in money market and other short-term investments. In addition, we had approximately $189 million in other short and long term investments. Most cash is invested at floating rates. As interest rates change so will the interest income derived from these accounts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains or incorporates by reference forward-looking statements. These statements include, among others:

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements), and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the November 2003 decision allowing for number portability from wireline to wireless phones.

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and unproven. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as Sprint's wireless services and the video services of a satellite provider. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report for more information regarding trends affecting our access lines.

        We have also begun to experience and expect further increased competitive pressure from telecommunications providers either emerging from bankruptcy protection, consolidating with other providers or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with lower profit margin product offerings and pricing schemes in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

        The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop new products and accelerate the deployment of advanced new services, such as broadband data, wireless services, video services and VoIP services. The development and deployment of new products could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products to keep pace with technological advances, or if such products are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the major lawsuits pending against us, the investigation currently being conducted by the U.S. Attorney's Office or the assessment being undertaken by the GSA could have a material adverse impact on our financial condition and operating results, on the trading price of our debt and equity securities and on our ability to access the capital markets.

        The investigations and securities actions described in Item 3—Legal Proceedings of this report present material and significant risks to us. In many of the securities actions, the plaintiffs seek tens of millions of dollars in damages or more, and in one putative class action lawsuit, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. For a description of these and other significant legal proceedings, see Item 3—Legal Proceedings of this report. The outcomes in any cases which have been or may be brought by the U.S. Attorney's Office or the SEC against former officers or employees may have a negative impact on the outcome of certain of these legal actions.

        Further, the size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our 2002 Form 10-K/A, affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. As we have previously disclosed, during 2003 and 2004, we recorded reserves in our financial statements totaling $750 million in connection with the investigations and securities actions. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with a settlement in October 2004 of the SEC's investigation of us. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss we believe is probable with respect to the securities actions. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided. If the recorded reserve that will remain after we have paid the amount owed under the SEC settlement is insufficient to cover these matters, we will need to record additional charges to our statement of operations in future periods.

        An adverse outcome with respect to the U.S. Attorney's Office investigation or the GSA evaluation could have a material and significant adverse impact upon us. Additionally, we continue to defend against the securities actions vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        Further, given the size and nature of our business, we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Continued scrutiny of our financial disclosures could reduce investor confidence and cause the trading price of our securities to decline.

        As a result of our accounting issues and the increased scrutiny of financial disclosure, investor confidence in us has suffered and could suffer further. As discussed earlier, the U.S. Attorney's Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in our 2002 Form 10-K/A, transactions between us and certain of our vendors, and certain investments in the securities of those vendors by individuals associated with us, and certain disclosures made by us. Although, as described above, we have entered into a settlement with the SEC concerning its investigation of us, the SEC continues to investigate the conduct of individuals.

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

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquires or actions based on their own perceptions of our conduct, or based on customer complaints.

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

        We are highly leveraged. As of December 31, 2004, our consolidated debt was approximately $17.3 billion. As shown above in "Liquidity and Capital Resources—Payment Obligations and Contingencies" in Item 7 of this report, a considerable amount of our debt obligations come due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of non-strategic assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments and/or settlements as further discussed in "Legal Proceedings" in Item 3 of this report and in "Liquidity and Capital Resources" above. We have $750 million of availability under the 2004 QSC Credit Facility, but this facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to investigations and securities actions discussed in "Legal Proceedings—Investigations and Securities Actions" in Item 3 of this report. The 2004 QSC Credit Facility also has a cross payment default provision, and the 2004 QSC Credit Facility and certain other debt issues of QCII and its other subsidiaries have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings.

        Our high debt level could adversely impact our credit ratings. Additionally, the degree to which we are leveraged may have other important limiting consequences, including the following:

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

        We anticipate that our capital requirements relating to maintaining and routinely upgrading our network will continue to be significant in the coming years. We may be unable to further significantly reduce our capital requirements or operating expenses even if revenue is decreasing. We also may be unable to significantly reduce the operating expenses associated with our future contractual cash obligations, including future purchase commitments, which may in turn affect our operating results. Such non-discretionary capital outlays and operating expenses may lessen our ability to compete with other providers who face less significant spending requirements. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

If we are unable to renegotiate a significant portion of certain future purchase commitments, we may suffer related losses.

        As of December 31, 2004, our aggregate future purchase commitments totaled approximately $2.8 billion. We entered into these commitments, which obligate us to purchase network services and capacity, hardware or advertising from other vendors, with the expectation that we would use these commitments in association with projected revenues. In certain cases, as a result of changes in strategy or other factors, we no longer generate the revenue we originally projected to be associated with these commitments. Because we are in a rapidly changing industry, we always face the risk of other contracts becoming similarly underutilized. If we are unable to restructure or renegotiate our underutilized contracts (both existing and future) in a profitable manner, we could suffer from substantial ongoing expenses without associated revenue to offset the expenses related to these arrangements.    In addition, we may incur losses in connection with these restructurings and renegotiations.

Declines in the value of pension plan assets could require us to provide significant amounts of funding for our pension plan.

        While we do not expect to be required to make material cash contributions to our defined benefit pension plan in the near term based upon current actuarial analyses and forecasts, a significant decline in the value of pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our benefit plans with cash from operations, perhaps by a material amount. Currently, our plan assets exceed our accumulated benefit obligation by $475 million. Recognition of an additional minimum liability caused by changes in plan assets or measurement of the accumulated benefit obligation could have a material impact on our consolidated balance sheet. As an example, if our accumulated benefit obligation exceeded plan assets in the future, the impact would be to eliminate our prepaid pension asset, which is currently $1.192 billion, record a pension liability for the amount that our accumulated benefit obligation exceeds plan assets with a corresponding charge to other comprehensive loss in Stockholder's deficit. Alternatively, we could make a voluntary contribution to the plan so that the plan assets exceed the accumulated benefit obligation.

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

        The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in this Form 10-K, describe those significant accounting policies and methods used in the preparation of our condensed consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        As a significant taxpayer, we are subject to frequent and regular audits from the IRS, as well as from state and local tax authorities. These audits could subject us to risks associated with adverse positions taken by these tax authorities. Please see Legal Proceedings—Other Matters in Item 3 of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, Qwest received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Additionally, the IRS indicated in January 2005, that it is reviewing Qwest's tax treatment of the DEX sale in the 2002-2003 audit cycle.

        Because prior to 1999 Qwest was a member of affiliated groups filing consolidated U.S. federal income tax returns, we could be severally liable for tax examinations and adjustments not directly applicable to current members of the Qwest affiliated group. Tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities, if any, arising from adjustments to tax liability would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not provided in our financial statements for any liability of former affiliated members or for claims they have asserted or may assert against us.

        While we believe our tax reserves adequately provide for the associated tax contingencies under current accounting literature, Qwest's tax audits and examinations may result in tax liabilities that differ materially from those we have recorded in our consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results, including potentially offsetting a significant portion of our existing net operating losses.

If we fail to extend or renegotiate our collective bargaining contracts with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003, we reached agreements with the CWA and the IBEW on two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005. The impact of future negotiations, including changes in wages and benefit levels that are collectively bargained for as part of the overall contracts with the unions, could have a material impact on our financial results. As an example, if we are not able to negotiate for certain key contractual terms such as caps on reimbursable post-retirement health care costs, we could be required to recognize materially higher employee costs.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qwest Communications International Inc.:

        We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Qwest Communications International Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                      KPMG LLP

Denver, Colorado
February 18, 2005

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$13,809	$14,288	$15,371
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	5,890	6,455	6,098
Selling, general and administrative	4,971	4,690	5,335
Depreciation	2,626	2,739	3,268
Capitalized software and other intangible assets amortization	497	428	579
Goodwill impairment charge	—	—	8,483
Asset impairment charges	113	230	10,525

Total operating expenses	14,097	14,542	34,288

Operating loss	(288)	(254)	(18,917)

Other expense (income):
Interest expense—net	1,531	1,757	1,789
Losses and impairment of investment in KPNQwest	—	—	1,190
Loss (gain) on early retirement of debt—net	1	(38)	(1,836)
Other (income) loss—net	(114)	(141)	55

Total other expense	1,418	1,578	1,198

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(1,706)	(1,832)	(20,115)
Income tax (expense) benefit	(88)	519	2,497

Loss from continuing operations	(1,794)	(1,313)	(17,618)
Income from and gain on sale of discontinued operations, net of taxes of $0, $1,658, and $1,235, respectively	—	2,619	1,950

(Loss) income before cumulative effect of changes in accounting principles	(1,794)	1,306	(15,668)
Cumulative effect of changes in accounting principles, net of taxes of $0 $131,and $0, respectively	—	206	(22,800)

Net (loss) income	$(1,794)	$1,512	$(38,468)

Basic and diluted (loss) income per share:
Loss from continuing operations	$(1.00)	$(0.76)	$(10.48)
Discontinued operations, net of taxes	—	1.51	1.16

(Loss) income before cumulative effect of changes in accounting principles	(1.00)	0.75	(9.32)
Cumulative effect of changes in accounting principles, net of taxes	—	0.12	(13.55)

Basic and diluted (loss) income per share	$(1.00)	$0.87	$(22.87)

Basic and diluted weighted-average shares outstanding	1,801,405	1,738,766	1,682,056

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,770	$1,756
Accounts receivable—less allowances of $178 million and $280 million, respectively	1,594	1,962
Prepaid and other assets	694	825
Assets held for sale	160	—

Total current assets	4,218	4,543
Property, plant and equipment—net	16,853	18,149
Capitalized software and other intangible assets—net	1,179	1,549
Prepaid pension asset	1,192	1,089
Other assets	882	1,013

Total assets	$24,324	$26,343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$596	$1,869
Accounts payable	731	810
Accrued expenses and other current liabilities	2,290	2,275
Deferred revenue and advance billings	669	721

Total current liabilities	4,286	5,675
Long-term borrowings (net of unamortized debt discount of $35 and $3, respectively—See Note 8)	16,690	15,639
Post-retirement and other post-employment benefit obligations	3,391	3,325
Deferred revenue	559	762
Other long-term liabilities	2,010	1,958

Total liabilities	26,936	27,359
Commitments and contingencies (Note 17)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,817,494 and 1,770,223 issued, respectively	18	18
Additional paid-in capital	43,111	42,925
Treasury stock—1,108 and 327 shares, respectively (including 168 and 327 shares, respectively, held in Rabbi trust—Note 13)	(20)	(15)
Accumulated deficit	(45,721)	(43,927)
Accumulated other comprehensive loss	—	(17)

Total stockholders' deficit	(2,612)	(1,016)

Total liabilities and stockholders' deficit	$24,324	$26,343

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(1,794)	$1,512	$(38,468)
Adjustments to net (loss) income:
Income from and gain on sale of discontinued operations—net of tax	—	(2,619)	(1,950)
Depreciation and amortization	3,123	3,167	3,847
Loss on sale of investments and other investment write- downs—net	—	13	1,278
Provision for bad debts—net	194	304	511
Cumulative effect of changes in accounting principles—net of taxes	—	(206)	22,800
Goodwill impairment charge	—	—	8,483
Asset impairment charges	113	230	10,525
Deferred income taxes	7	(532)	(2,252)
Loss (gain) on early retirement of debt—net	1	(38)	(1,836)
Other non-cash charges—net	83	199	290
Changes in operating assets and liabilities:
Accounts receivable	170	78	(71)
Prepaid and other current assets	(20)	65	198
Accounts payable and accrued expenses	(80)	(126)	(1,121)
Deferred revenue and advanced billings	(255)	(247)	74
Other non-current assets and liabilities	306	375	80

Cash provided by operating activities	1,848	2,175	2,388

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,731)	(2,088)	(2,764)
Proceeds from sale of property and equipment	48	7	115
Proceeds from sale of investment securities	226	—	—
Purchase of investment securities	(212)	(198)	(5)
Other	(7)	(61)	(84)

Cash used for investing activities	(1,676)	(2,340)	(2,738)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	2,601	1,729	1,476
Repayments of long-term borrowings, including current maturities	(2,714)	(5,792)	(2,890)
Net (payments of) proceeds from short-term debt	—	(750)	809
Proceeds from issuance of common and treasury stock	10	—	14
Repurchase of common stock	—	—	(12)
Debt issuance costs	(55)	(43)	(186)

Cash used for financing activities	(158)	(4,856)	(789)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash	14	(5,021)	(1,139)
Net cash generated by discontinued operations	—	234	452
Proceeds from sale of directory publishing business	—	4,290	2,754
Beginning balance	1,756	2,253	186

Ending balance	$1,770	$1,756	$2,253

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
	(Shares in thousands)	(Dollars in millions)
Balance, December 31, 2001	1,663,966	$43,486	$(1,041)	$(6,971)	$(61)	$35,413
Net loss	—	—	—	(38,468)	—	(38,468)	$(38,468)
Other comprehensive income—net of taxes	—	—	—	—	46	46	46

Total comprehensive loss							$(38,422)

Common stock issuances:
Stock options exercised	34	1	—	—	—	1
Employee stock purchase plan	3,680	13	—	—	—	13
401(k) plan match	21,682	77	—	—	—	77
Other	239	6	—	—	—	6
Stock-based compensation expense	—	18	—	—	—	18
Repurchase of stock—BellSouth	(531)	(20)	(5)	—	—	(25)
Extinguishment of debt	9,880	(333)	420	—	—	87
Rabbi Trust treasury share issuance	165	(6)	8	—	—	2
Cancellation of share repurchase commitment	—	16	—	—	—	16
Other	—	(16)	—	—	—	(16)

Balance, December 31, 2002	1,699,115	43,242	(618)	(45,439)	(15)	(2,830)
Net income	—	—	—	1,512	—	1,512	$1,512
Other comprehensive loss—net of taxes	—	—	—	—	(2)	(2)	(2)

Total comprehensive income							$1,510

Common stock issuances:
401(k) plan match	18,260	76	—	—	—	76
Other	(21)	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	—	6
Extinguishment of debt	52,482	(396)	598	—	—	202
Rabbi Trust treasury share issuance	60	(5)	5	—	—	—
Other	—	20	—	—	—	20

Balance, December 31, 2003	1,769,896	42,943	(15)	(43,927)	(17)	(1,016)
Net loss	—	—	—	(1,794)	—	(1,794)	$(1,794)
Other comprehensive income—net of taxes	—	—	—	—	17	17	17

Total comprehensive income							$(1,777)

Common stock issuances:
Stock options exercised	794	2	—	—	—	2
Employee stock purchase plan	2,257	7	—	—	—	7
401(K) plan match	7,454	33	—	—	—	33
Stock-based compensation expense	—	(2)	—	—	—	(2)
Extinguishment of debt	36,354	144	—	—	—	144
Rabbi Trust treasury share issuance	159	(8)	9	—	—	1
Other	(528)	10	(14)	—	—	(4)

Balance, December 31, 2004	1,816,386	$43,129	$(20)	$(45,721)	$—	$(2,612)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries. References in this report to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

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

        Pursuant to a merger with U S WEST, Inc. on June 30, 2000, which we refer to as the Merger, we acquired all of the outstanding common stock of U S WEST and its subsidiaries. However, for accounting purposes this combination was accounted for as a "reverse acquisition" and U S WEST was deemed the acquirer for accounting purposes.

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

        Use of estimates.    Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending litigation and if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 17—Commitments and Contingencies.

        Reclassifications.    Certain prior year balances have been reclassified to conform to the current year presentation.

        Revenue recognition.    Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from one to ten years. The amount of customer acquisition costs which are deferred is less than or equal to the amount of up-front fees deferred. Costs in excess of up-front fees are recorded as an expense in the period incurred. Expected customer relationship periods are estimated using historical data of actual customer retention patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

        Advertising costs.    Costs related to advertising are expensed as incurred. Advertising expense was $362 million; $335 million and $344 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in selling, general and administrative on our consolidated statements of operations.

        Income taxes.    The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods, and adjustments to our liabilities for uncertain tax positions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities as well as for operating loss and tax credit carryforwards using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be recovered.

        We use the deferral method of accounting for investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits over the estimated service lives of the related assets as a credit to our income tax provision in our consolidated statement of operations.

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

        Property, plant and equipment.    Property, plant and equipment are carried at cost, plus the estimated value of any associated legal retirement obligations. Property, plant and equipment are depreciated using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual, when a sale involves land or assets associated with the sale of customer contracts. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

        We have asset retirement obligations associated with the removal of a limited group of property, plant and equipment assets. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is initially capitalized and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred.

        Our policy for asset retirement obligation was changed in 2003 with the adoption of Statement of Financial Accounting Standard ("SFAS") No. 143. Prior to 2003, we included estimated net removal costs (removal costs less salvage) in our group depreciation rates, including those asset retirement obligations that were not legally binding. These costs had been reflected in the calculation of depreciation expense and, therefore, were recognized in accumulated depreciation. The change in policy in 2003 required us to record a cumulative effect of a change in accounting principle charge of $365 million before taxes. The total net income impact of the 2003 change in policy was $206 million ($365 million less an asset retirement obligation of $43 million, net of an incremental adjustment to the historical cost of the underlying assets of $15 million, net of income taxes of $131 million).

        Prior to 2003 we periodically entered into agreements to acquire optical capacity assets from other telecommunications service carriers. These acquisitions of optical capacity assets helped us expand our fiber optic broadband network both domestically and internationally and enabled us to provide broadband communications services to our customers. Several of these other carriers also acquired optical capacity from us, principally in the United States of America. Optical capacity transactions in which we transferred capacity to and acquired capacity from the same third party at or about the same time are referred to as "contemporaneous transactions." We recorded the contemporaneous transactions as non-monetary exchanges of similar assets at book value, as these transactions did not represent the culmination of an earnings process. Contemporaneous transactions do not result in the recognition of revenue. Net cash or other monetary assets paid or received in contemporaneous transactions were recorded as an adjustment to the book value of the transferred property. The adjusted book value became the carrying value of the transferred property, plant and equipment. However, this policy will be modified when we adopt SFAS No. 153, Exchanges of Non-Monetary Assets—an amendment of APB No. 29 ("SFAS No. 153") in 2005. See Recently Issued Accounting Pronouncements below for additional information.

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

        Capitalized software, goodwill and other intangible assets.    Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over an estimated useful life of 18 months to five years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software.

        Intangible assets arising from business combinations, such as goodwill, customer lists, trademarks and trade names, are initially recorded at fair value. Other intangible assets not arising from business combinations, such as wireless spectrum licenses and capitalized software are recorded at cost.

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

        Marketable debt securities are classified as held-to-maturity when we have both the intent and the ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

        Derivative instruments.    All derivatives are measured at fair value and recognized as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in our consolidated statement of operations in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in earnings (losses) when the hedged item is recognized in earnings (losses).

        Restructuring charges.    Periodically, we commit to exit certain business activities, eliminate administrative and network locations and/or significantly reduce the number of our employees. At the time a restructuring plan is approved, we record a charge to our consolidated statement of operations for our estimated costs associated with the plan. We also record a charge when we permanently cease use of a leased location. Charges associated with these exits or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and net amounts that we estimate we will pay in the future. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), charges associated with abandoned operating leases recorded in 2003 and 2004 were measured using the present value of the estimated net amounts we will pay, while charges recorded prior to 2003 were measured on an undiscounted basis.

        Fair value of financial instruments.    Our financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable, borrowings and interest rate swap agreements. The carrying values of cash and cash equivalents, accounts receivable, marketable debt securities, accounts payable and short-term borrowings approximate their fair values because of their short-term nature. Our publicly traded marketable debt securities investments classified as held-to-maturity are recorded at amortized cost, not at fair value. The fair value of these investments based on quoted market prices was $189 million and $198 million at December 31, 2004 and 2003, respectively. Our warrant investments are recorded at their estimated fair market value. Our borrowings had a fair value of approximately $18.4 billion and $18.8 billion at December 31, 2004 and 2003, respectively. The fair values of our borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates. Our interest rate swap agreements had a fair value of $5 million at December 31, 2004. We did not have any interest rate swap agreements in effect at December 31, 2003. The fair value of our interest rate swap agreements is based on valuations provided by the counterparties to the agreements of the amount which the counterparty is willing to exchange in a current transaction to terminate the agreement.

        Stock-based compensation.    Our stock option plans are accounted for using the intrinsic-value method allowed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), under which no compensation expense is recognized for our options granted to employees when the exercise price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28").

        Had compensation cost for our stock-based compensation plans been determined under the fair-value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), our net loss and basic and diluted loss per share would have been changed to the pro forma amounts indicated in the table below. The amounts for 2003 and 2002 have been adjusted to correctly reflect the options outstanding at the end of each period.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions, except per share amounts)
Net (loss) income:
As reported	$(1,794)	$1,512	$(38,468)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	(1)	6	71
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(58)	(71)	(170)

Proforma	$(1,853)	$1,447	$(38,567)

Earnings (loss) per share:
As reported—basic and diluted	$(1.00)	$0.87	$(22.87)
Pro forma—basic and diluted	$(1.03)	$0.83	$(22.93)

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See Note 12—Stock Incentive Plans for further information.

Recently Adopted Accounting Pronouncements

        We adopted the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") in the first quarter of 2004. FIN 46R requires an evaluation of three additional criteria to determine if consolidation of is required. These criteria are: 1) whether the entity is a variable interest entity; 2) whether the company holds a variable interest in the entity; and 3) whether the company is the primary beneficiary of the entity. If all three of these criteria are met, consolidation is required.

        Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us under the provisions of FIN 46R. Both relationships are with groups of entities that provide Internet port access and services to their customers. The first relationship is with special purpose entities created and wholly owned by KMC Telecom Holdings, Inc. (the "KMC Entities"). Our previously disclosed service contracts and consent agreements with the KMC Entities may be variable interests under FIN 46R. We do not currently have sufficient information about the special purpose entities to complete our analysis under FIN 46R. We have continuously requested this information, but have not received sufficient information to complete our analysis. Until further information about their financial statements and capitalization is available to us, we are unable to come to any conclusion under FIN 46R. Our maximum exposure to loss related to the KMC Entities is the total remaining amount due under our service contracts, which was approximately $171 million as of December 31, 2004. Payments made under our service contracts, which are included in cost of sales, were $274 million, $304 million and $318 million, respectively, for the periods ended December 31, 2004, 2003 and 2002. See Note 17—Commitment and Contingencies for a discussion of additional potential loss exposure related to KMC.

        We previously recorded a liability and charge associated with our relationship with the second entity. We do not currently have sufficient information about this entity to complete our analysis under FIN 46R. We have requested the information; however the management of this entity has stated that financial information is not readily available and has thus far not provided any of the requested information. Until further information about the entity's financial statements and capitalization is available to us, we are unable to come to any conclusion under FIN 46R. As a result of previously recording a liability and charge associated with this relationship, we believe that our exposure to loss, excluding interest accretion, has already been reflected in our financial statements.

        In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We adopted the provisions of FASB Staff Position No. 106-2 ("FSP No. 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". Accounting for the government subsidy provided under the Act reduced our accumulated post-retirement benefit obligation by $235 million. The Act reduced the prescription drug expense component of our 2004 post-retirement benefit expenses by $33 million. See Note 11—Employee Benefits.

        In June 2001, the FASB issued SFAS No. 142. This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses how goodwill and other intangible assets are accounted for after they have been initially recognized in the financial statements. As required, we adopted SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, the fair value of goodwill was evaluated as of January 1, 2002 as if an acquisition of each of our reporting units at fair value had occurred on that date. The valuation was based on our reporting units at that date. A reporting unit is defined as an operating segment or one level below. The cumulative effect of adoption of SFAS No. 142 was a loss from a change in accounting principle of $22.8 billion. The adoption of SFAS No. 142 reduced our amortization expense for goodwill and indefinite-lived intangible assets by approximately $1.052 billion annually, beginning January 1, 2002. The cumulative effect of this change in accounting principle was reflected as a reduction in the carrying value of goodwill as of January 1, 2002. See Note 5—Goodwill and Intangible Assets for further information.

        In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill and intangible assets with indefinite lives. Under SFAS No. 144, long-lived assets being held or used are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable from their expected future undiscounted cash flows ("a triggering event"). The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long-lived assets to be disposed of other than by sale for cash to be accounted for and reported like assets being held and used. Long-lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. See Note 4—Property, Plant and Equipment for further information.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of the interim reporting period beginning July 1, 2005. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. However, we do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 153, which is effective for Qwest starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

Note 3: Accounts Receivable

        The following table presents details of our accounts receivable balances:

	December 31,
	2004	2003
	(Dollars in millions)
Trade receivables	$1,239	$1,494
Earned and unbilled receivables	357	381
Purchased receivables	83	175
Other receivables	93	192

Total accounts receivables	1,772	2,242
Less: Allowance for bad debts	(178)	(280)

Accounts receivable, net	$1,594	$1,962

        We are exposed to concentrations of credit risk from customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant losses related to these purchased receivables.

Note 4: Property, Plant and Equipment

        The components of property, plant and equipment are as follows:

		December 31,
	Depreciable Lives
		2004	2003
		(Dollars in millions)
Land	N/A	$107	$113
Buildings	30-40 years	3,588	3,559
Communications equipment	7-10 years	19,346	18,913
Other network equipment	8-50 years	19,355	19,324
General purpose computers and other	3-11 years	2,844	2,942
Construction in progress	N/A	188	243

Total property, plant and equipment		45,428	45,094
Less: accumulated depreciation		(28,575)	(26,945)

Property, plant and equipment—net		$16,853	$18,149

        A summary of asset impairments recognized is as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Property, plant and equipment and internal use software projects	$113	$230	$10,493
Real estate assets held for sale	—	—	28
Capitalized software due to restructuring and Merger activities	—	—	4

Total asset impairments	$113	$230	$10,525

2004 Activities

        During 2004, in conjunction with our effort to sell certain assets, we determined that the carrying amounts were in excess of our expected sales price, which indicated that our investments in these assets may have been impaired at that date. As a result of such efforts and pursuant to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we recorded the following impairment charges:

  •
  Impairment charges totaling $67 million to reduce the carrying value of network supplies held for sale to their estimated fair value based on recent selling prices for comparable assets.

  •
  Impairment charges totaling $46 million for hosting assets sold in conjunction with sub-leasing a network facility, a reduction in the carrying value of pay phone assets to their estimated fair value and for various long-term network capacity leases that were abandoned.

        In accordance with SFAS No. 144, the estimated fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $122 million in accumulated depreciation was eliminated against the cost of these impaired assets in connection with the accounting for these impairments. The impact of the impairments is not material to our depreciation expense.

2003 Activities

        In August 2003, we entered into a services agreement with a subsidiary of Sprint Corporation that allowed us to sell wireless services. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto Sprint's network, we determined, in the third quarter of 2003, that certain asset groups were not expected to be recovered through future projected cash flows and recorded an impairment charge of $230 million.

        In accordance with SFAS No. 144, the fair value of the impaired assets became the new basis for accounting purposes. As such, approximately $25 million in accumulated depreciation was eliminated in connection with the accounting for the impairment. This impairment reduced our annual depreciation and amortization expense by approximately $40 million effective October 1, 2003.

2002 Activities

        Effective June 30, 2002, a general deterioration of the telecommunications market, downward revisions to our expected future results of operations and other factors indicated that our investments in long-lived assets may have been impaired at that date. We performed an evaluation of the recoverability of the carrying value of our long-lived assets using gross undiscounted cash flow projections. For impairment analysis purposes, we grouped our property, plant and equipment, capitalized software and customer lists and then projected cash flows as follows: traditional telephone network, national fiber optic broadband network, international fiber optic broadband network, wireless network, web hosting and application service provider, or ASP, assets held for sale and out-of-region digital subscriber line, or DSL. Based on the gross undiscounted cash flow projections, we determined that all of our asset groups, except our traditional telephone network, were impaired at June 30, 2002. For those asset groups that were impaired, we then estimated the fair value using a variety of techniques, which are presented in the table below. For those asset groups that were impaired, we determined that the fair values were less than our carrying amount by $10.613 billion in the aggregate, of which $120 million has been reclassified to income from gain on sale of discontinued operations for certain web hosting centers in our consolidated statements of operations for the year ending December 31, 2002.

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

Asset Retirement Obligations

        As discussed in Note 2—Summary of Significant Accounting Policies, we adopted SFAS No. 143 on January 1, 2003.

        Our asset retirement obligations primarily relate to the costs of removing circuit equipment and wireless towers from leased properties when leases expire. The balance of our asset retirement obligations at December 31, 2004 and 2003 was $55 million and $49 million, respectively, and is included in other long-term liabilities on our balance sheets. During 2004, we accreted $7 million of additional expense and settled $1 million of accrued obligations. During 2003, we accreted $6 million of additional expense related to these asset retirement obligations. Verizon will assume a portion of this obligation when they purchase substantially all of our wireless network. See Note 6—Assets Held for Sale Including Discontinued Operations for additional information.

        If the provisions of SFAS No. 143 had been adopted prior to the period ended December 31, 2002, net loss for 2002 would have increased by approximately $50 million and loss per share would have increased by $0.03.

Note 5: Goodwill and Intangible Assets

        The components of intangible assets are as follows:

		December 31,
		2004		2003
	Amortizable Lives	Carrying Cost	Accumulated Amortization	Carrying Cost	Accumulated Amortization
		(Dollars in millions)
Intangibles with indefinite lives:
PCS spectrum licenses		$—	$—	$115	$—
Other		40	—	37

Total Intangible with indefinite lives		40	—	152	—
Intangibles with finite lives:
Capitalized software and other intangibles	1.5-5 years	2,475	(1,336)	2,386	(989)

Total intangible assets		$2,515	$(1,336)	$2,538	$(989)

        On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all our PCS licenses and substantially all of our related wireless network assets in our local service area. Due to this planned sale, the PCS spectrum licenses have been reclassified as assets held for sale in our December 31, 2004 balance sheet. See Note 6—Assets Held for Sale Including Discontinued Operations for additional information.

        We recorded amortization expense of $497 million in 2004 for intangible assets with finite lives. Based on the current balance of intangible assets subject to amortization, the estimated amortization for each of the succeeding 5 years is as follows:

Estimated Amortization Expense
(Dollars in millions)
2005	$449
2006	334
2007	209
2008	108
2009	39

Total	$1,139

Adoption of SFAS No. 142

        Effective January 1, 2002, we adopted SFAS No. 142, which requires companies to cease amortizing goodwill and intangible assets that have indefinite useful lives. SFAS No. 142 also requires that goodwill and indefinite-lived intangible assets be reviewed for impairment upon adoption and annually thereafter, or more often if events or circumstances warrant. Under SFAS No. 142, goodwill impairment may exist if the carrying value of the reporting unit to which it is allocated exceeds its estimated fair value.

        We ceased amortizing our intangible assets with indefinite lives, including trademarks, trade names and wireless spectrum licenses on January 1, 2002. Upon adoption of SFAS No. 142, we reviewed the useful lives of our amortizable intangible assets, primarily capitalized software and customer lists, and determined that they remained appropriate.

        In accordance with SFAS No. 142, we performed a transitional impairment test of goodwill and intangible assets with indefinite lives as of January 1, 2002. The first step of the transitional test of impairment was performed by comparing the fair value of our reporting units to the carrying values of the reporting units to which goodwill was assigned. Because we do not maintain balance sheets at the reporting unit level, we allocated all assets and liabilities to each of our reporting units based on various methodologies that included specific identification and allocations based primarily on revenue, voice grade equivalents (the amount of capacity required to carry one telephone call) and relative number of employees. Goodwill was allocated to reporting units based on the relative fair value of each reporting unit. We did not allocate any goodwill to our wireless and directory publishing reporting units because they were not expected to benefit significantly from the synergies of the Merger and were not considered sources of the goodwill that arose from the Merger.

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

        We estimated the implied fair value of goodwill for each reporting unit by subtracting the fair value of the reporting unit's assets, including any unrecognized intangibles, from the total fair value of the reporting unit. The excess was deemed the implied fair value of goodwill. The implied fair value of the goodwill was then the carrying amount of goodwill for the reporting unit. Based on this analysis, we recorded a charge for the cumulative effect of adopting SFAS No. 142 of $22.8 billion on January 1, 2002. This charge related to the reporting units is outlined the table below:

Reporting Unit	Impairment Charge
(Dollars in millions)
Global	$5,151
National	2,147
Consumer	4,856
Wholesale	10,646

Total	$22,800

Goodwill and Intangible Asset Impairment

        Due to changes in market conditions, downward revisions to our projections of future operating results and other factors, we performed an impairment analysis as of June 30, 2002 and determined that goodwill was impaired. We recorded an impairment charge to write-off the remaining goodwill balance of $8.483 billion on June 30, 2002. We performed the annual impairment test for 2003 and 2004 for the remaining indefinite lived intangible assets and no further impairment was indicated.

        In June 2002, as discussed in Note 4—Property, Plant and Equipment, we recorded an asset impairment charge to property, plant and equipment of $10.493 billion that included impairment to capitalized software development costs of $411 million and customer lists of $812 million. Also, in September 2003, as discussed in Note 4—Property, Plant and Equipment, we recorded an asset impairment charge to property, plant and equipment of $230 million that included impairment to capitalized software development costs of $15 million.

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

Note 6: Assets Held for Sale Including Discontinued Operations

        The following table presents the summarized results of operations for each of the years in the three-year period ended December 31, 2004, related to our discontinued operations. These results primarily relate to our directory publishing business.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Revenue	$—	$648	$1,549
Costs and expenses:
Cost of sales	—	232	524
Selling, general and administrative	—	93	400
Depreciation and amortization	—	—	29

Income from operations	—	323	596
Gain on sale of directory publishing business	—	4,065	2,615
Other expense	—	111	26

Income before income taxes	—	4,277	3,185
Income tax provision	—	1,658	1,235

Income from and gain on sale of discontinued operations	$—	$2,619	$1,950

Discontinued Directory Publishing Business

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

Excess Network Supplies Held for Sale

2004 Activities

        We periodically review our network supplies against our usage requirements to identify potential excess supplies for disposal. The excess supplies identified are then moved to held for sale and carried at the lower of cost or estimated sales price. The carrying value of the excess supplies is also reviewed each period and updated for current market conditions. As noted in Note 4—Property, Plant and Equipment, we recorded an impairment charge totaling $67 million in the year ended December 31, 2004.

2002 Activities

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

Wireless Assets

        As reported in 2003, we entered into a services agreement with a subsidiary of Sprint Corporation ("Sprint") that allows us to resell Sprint wireless services, and we began offering these Sprint services under our brand name in March 2004. As of that date, we classified those assets as held for sale and we ceased further depreciation of the wireless network assets in our local service area. These assets have a net book value of $160 million as of December 31, 2004, and are included in our wireless services segment. Had we not committed to a plan for disposal of these assets, we would have recorded additional depreciation expense of $8 million for the period ended December 31, 2004.

        On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all of our PCS licenses and substantially all of our related wireless network assets in our local service area. Under the terms of the agreement, Verizon Wireless is to pay us $418 million to purchase our PCS licenses, cell sites and wireless network infrastructure, site leases, and associated network equipment. We expect this sale to be completed in the first or second quarter of 2005, and we expect to record a gain upon the closing of the sale, although the sale remains contingent on federal regulatory approval and other conditions.

Note 7: Investments

        The following table summarizes the carrying value of our investments as of December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Dollars in millions)
Short-term publicly traded marketable debt securities	$145	$174
Non-current investments:
Publicly traded marketable debt securities	44	24
Other investments	1	6

Total investments	$190	$204

        The following table summarizes information related to our investments in debt and equity securities for the years ended December 31, 2004, 2003 and 2002.

	Publicly Traded	Private Company	Total
	(Dollars in millions)
Balance as of January 1, 2002	43	29	72
Dispositions	(50)	—	(50)
Unrealized mark-to-market gains	41	—	41
Unrealized mark-to-market losses	(5)	—	(5)
Other-than-temporary declines in value and mark-to-market adjustment of warrants	(28)	(7)	(35)

Balance as of December 31, 2002	1	22	23
Additions	198	—	198
Unrealized mark-to-market gains	—	3	3
Other-than-temporary declines in value and mark-to-market adjustment of warrants	(1)	(19)	(20)

Balance as of December 31, 2003	$198	$6	$204
Additions	212	—	212
Dispositions	(221)	—	(221)
Other-than-temporary declines in value and mark-to-market adjustment and write downs	—	(5)	(5)

Balance as of December 31, 2004	$189	$1	$190

Debt Securities

        As of December 31, 2004 and 2003, our portfolio of publicly traded securities consisted of U.S. Government Agency Debt securities that had an amortized cost and a fair market value of approximately $189 million and $198 million, respectively. We accrete the discount of these bonds and recognize interest income in our consolidated statement of operations over the term of the notes using the effective interest rate method. Short-term bonds of $145 million and $174 million are included in prepaids and other current assets in the consolidated balance sheets as of December 31, 2004 and 2003 respectively. Non-current bonds of $44 million and $24 million are included in non-current other assets on our consolidated balance sheets as of December 31, 2004 and 2003, respectively.

Equity Securities

        As of December 31, 2004, we have investments in certain derivative instruments on equity securities. As discussed in Note 2—Summary of Significant Accounting Policies, derivative financial instruments are measured at fair value and recognized as either assets or liabilities on our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any portion of a hedge that is not effective as a hedge are recognized as a gain or loss in the consolidated statement of operations in the current period. We recorded losses of $0, $1 million and $20 million for the years ended December 31, 2004, 2003 and 2002, related to changes in the fair value of these warrants. We had no other significant investments in derivative financial instruments as of December 31, 2004 or 2003.

        We recorded charges related to other-than-temporary declines in value relating to our investments in equity securities during 2004 and 2002 totaling $5 million and $8 million, respectively. There were no charges recorded during 2003. During 2002, we sold various holdings in our public and non-public investments for approximately $12 million and recorded a loss of $37 million associated with these sales. We had no significant gains or losses on sales of investments in 2004 and 2003. These other-than-temporary declines in value and gains and losses associated with the sales of equity securities are included in other income—net in our consolidated statements of operations.

        During 2002, we had investments in publicly traded equity securities, which were classified as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, we carried these investments at their fair value. Unrealized gains and losses on these securities were recorded in other comprehensive income (loss), net of related income tax effects, in the consolidated statement of stockholders' (deficit) equity.

Equity Method Investments

        As discussed in Note 2—Summary of Significant Accounting Policies, investments where we exercise significant influence, but do not control the investee, are accounted for under the equity method of accounting. Under the equity method, investments are stated at initial cost and are adjusted for contributions, distributions, and our share of the investee's income or losses as well as impairment write-downs for other-than-temporary declines in value. The following table summarizes the 2002 changes in our investments that were accounted for using the equity method of accounting. At December 31, 2004 and 2003, we did not have any significant equity method investments.

	KPNQwest	Qwest Digital Media	Total
	(Dollars in millions)
Balance as of January 1, 2002	1,150	11	1,161
Equity share of loss	(131)	(14)	(145)
Impairment charges	(1,059)	(2)	(1,061)
Capital contributions	—	5	5
Currency translation	40	—	40

Balance as of December 31, 2002	$—	$—	$—

  Investment in KPNQwest.

        In April 1999, Qwest and KPN Telecom B.V. ("KPN") formed a joint venture, KPNQwest N.V. ("KPNQwest"), to create a pan-European IP-based fiber optic broadband network, linked to our North American network, for data and multimedia services. We and KPN each initially owned 50% of KPNQwest. In November 1999, KPNQwest consummated an initial public offering, after which the public owned approximately 11% of KPNQwest's shares and the remainder was owned equally by us and KPN. In 2001, we purchased additional shares of KPNQwest common stock from KPN, after which we held approximately 47.5% of KPNQwest's outstanding shares. Because we have never had the ability to designate a majority of the members of the supervisory board or to vote a majority of the voting securities, we have accounted for our investment in KPNQwest using the equity method of accounting.

        In connection with the allocation of the Merger purchase price, we assigned a preliminary value of $7.935 billion to our investment in KPNQwest at June 30, 2000. Prior to the Merger, Qwest's investment in KPNQwest had a book value of $552 million. In accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock", the excess basis related to our investment in KPNQwest of $7.383 billion was attributed to goodwill. This goodwill was initially assigned an estimated life of 40 years and was being amortized ratably over that period. The final determination resulted in an estimated fair value of $4.755 billion, or $3.180 billion less than our preliminary estimate of fair value. As a result, we recorded a $3.180 billion reduction to our investment in KPNQwest effective in the second quarter of 2001. Also at that time we changed the estimated life of the revised goodwill balance of $4.203 billion from 40 years to 10 years. Beginning January 1, 2002, in accordance with the adoption of SFAS No. 142, we ceased amortization of goodwill and other intangible assets with indefinite lives. In addition, as of December 31, 2002, all goodwill has been fully impaired. See discussion at Note 5—Goodwill and Intangible Assets.

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

  Investment in Qwest Digital Media, LLC.

        In October 1999, Qwest and Anschutz Digital Media, Inc. ("ADMI"), a subsidiary of Anschutz Company, Qwest's largest stockholder, formed a joint venture called Qwest Digital Media, LLC ("QDM"), which provided advanced digital production, post-production and transmission facilities; digital media storage and distribution services; and telephony based data storage and enhanced access and routing services. Qwest contributed capital of approximately $84.8 million in the form of a promissory note payable over nine years at an annual interest rate of 6%. At inception, Qwest and ADMI each owned 50% equity and voting interest in QDM. In June 2000, pre-Merger Qwest acquired an additional 25% interest in QDM directly from ADMI. As a result of this transaction, subsequent to the Merger, we owned a 75% economic interest and 50% voting interest in QDM, and ADMI owned the remaining 25% economic interest and 50% voting interest. Because we have never controlled QDM, we have accounted for our investment in QDM using the equity method of accounting for all periods presented.

Note 8: Borrowings

Current Borrowings

        As of December 31, 2004 and 2003, our current borrowings consisted of:

	December 31,
	2004	2003
	(Dollars in millions)
Current portion of long-term borrowings	$584	$1,834
Current portion of capital lease obligations and other	12	35

Total current borrowings	$596	$1,869

Long-term Borrowings

        At December 31, 2004, $1.878 billion of our long-term borrowings, including the current portion, were held at QCII and the remainder was held in four of our wholly owned subsidiaries: Qwest Corporation ("QC"), Qwest Services Corporation ("QSC"), Qwest Communications Corporation ("QCC") and Qwest Capital Funding ("QCF")

        As of December 31, 2004 and 2003, long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2004	2003
	(Dollars in millions)
Qwest Corporation:
Notes with various rates ranging from 5.50% to 9.125% including LIBOR* + 4.75% and maturities from 2005 to 2043	$7,787	$7,887
Unamortized discount and other	(138)	(157)
Capital lease obligations and other	11	25
Less: current portion	(405)	(881)
Qwest Services Corporation:
Notes with various rates ranging from 13.00% to 14.00% and maturities from 2007 to 2014	3,377	3,377
Unamortized premium	149	174
Credit facility with rate of LIBOR + 3.50%	—	750
The 2004 Credit facility with rate of LIBOR + 2.5% at current credit ratings	—	—
Less: current portion	—	—
Qwest Communications Corporation:
7.25% Senior Notes due in 2007	314	314
Unamortized discount and other	(24)	(7)
Capital lease obligations and other	58	40
Less: current portion	(1)	(2)
Qwest Capital Funding:
Notes with various rates ranging from 5.875% to 7.90% and maturities from 2005 to 2031	3,825	4,952
Unamortized discount	(9)	(11)
Less: current portion	(179)	(963)
Qwest Communications International Inc.:
Senior Notes with various rates ranging from 7.25% to 10.875% and maturities from 2007 to 2014	1,878	103
Unamortized discount and other	(13)	(2)
Note payable to ADMI (Note 16—Related Party Transactions)	27	30
Less: current portion	(5)	(4)
Other:
Capital lease obligations	44	33
Less: current portion	(6)	(19)

Total—net long-term borrowings	$16,690	$15,639

*
London interbank offering rate

        Our long-term borrowings had the following interest rates and maturities at December 31, 2004:

	Maturities
Interest Rates
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in millions)
Up to 5%	$—	$—	$—	$—	$—	$—	$—
Above 5% to 6%	5	6	77	328	750	5	1,171
Above 6% to 7%	579	—	90	171	562	2,228	3,630
Above 7% to 8%	—	485	1,564	71	—	5,126	7,246
Above 8% to 9%	—	—	—	22	—	250	272
Above 9% to 10%	—	—	11	—	—	1,500	1,511
Above 10%	7	3	507	3	3	2,891	3,414

Total	$591	$494	$2,249	$595	$1,315	$12,000	17,244

Capital leases							77
Unamortized discount and other							(35)
Less current borrowings							(596)

Total long-term debt							$16,690

  QC Notes

        The indentures governing these QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QC and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QC, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2004. Included in the amounts listed above are the following issuances:

        On August 19, 2004, QC issued an aggregate of $575 million of 7.875% notes due September 1, 2011. The aggregate net proceeds from the offering have been or will be used for general corporate purposes, including funding or refinancing our investments in telecommunication assets. On August 25, 2004 and September 8, 2004, QC purchased approximately $569 million aggregate principal amount of its 7.20% notes due November 1, 2004 pursuant to a tender offer. On November 23, 2004, QC issued $250 million aggregate principal amount of its 7.875% notes due September 1, 2011, bringing the total principal amount outstanding of such series to $825 million. The aggregate net proceeds from the November offering of $264 million have been or will be used for general corporate purposes, including funding or refinancing our investments in telecommunication assets.

        On May 1, 2004, QC redeemed all of the $100 million outstanding principal on its 5.65% notes due November 1, 2004 and all of the $41 million outstanding principal amount on its 39-year 5.5% debentures due June 1, 2005 at par and all related interest ceased to accrue.

        On June 9, 2003, QC completed a senior term loan in two tranches for a total of $1.75 billion principal amount of indebtedness. The term loan consists of a $1.25 billion floating rate tranche, due in 2007, and a $500 million fixed rate tranche, due in 2010. The term loan is unsecured and ranks equally with all of QC's current indebtedness. The floating rate tranche cannot be prepaid for two years after funding and thereafter is subject to prepayment premiums through 2006. There are no mandatory prepayment requirements. The covenant and default terms are substantially the same as those associated with QC's other long-term debt. The net proceeds were used to refinance approximately $1.1 billion of QC's debt due in 2003 and to fund or refinance our investment in telecommunications assets. Also, in connection with this QC issuance, we reduced the QSC Credit Facility (as described below under "QSC Credit facility") by approximately $429 million to a balance of $1.57 billion.

        The floating rate tranche bears interest at LIBOR plus 4.75% (with a minimum interest rate of 6.50%) and the fixed rate tranche bears interest at 6.95% per annum. The interest rate on the floating rate tranche was 7.39% at December 31, 2004. The lenders funded the entire principal amount of the loan subject to the original issue discount for the floating rate tranche of 1.00% and for the fixed rate tranche of 1.652%.

        An aggregate $1.5 billion principal amount of outstanding QC notes due 2012 have been incurring additional interest of 0.25% per annum since October 9, 2002. Once we complete a registered exchange of these notes, the interest rates on the exchanged notes will return to the original rate.

  QSC Notes

        At December 31, 2004 and 2003, QSC had notes with aggregate principal amounts outstanding of $3.377 billion, consisting of 13.0% Notes due in 2007 ("2007 Notes"), 13.5% Notes due in 2010 ("2010 Notes") and 14.0% Notes due in 2014 ("2014 Notes") issued pursuant to an indenture issued on December 26, 2002. The total unamortized premium for these notes was $149 million and $174 million at December 31, 2004 and 2003, respectively. Since December 26, 2003, we have been incurring additional interest of 0.25% per annum on these notes. We have been required to pay an additional 0.25% per annum of interest starting March 25, 2004, for a total of 0.50% of additional interest. Once we complete a registered exchange of the notes, the interest rates on the new exchanged notes will return to the original stated rates. The 2007 Notes, 2010 Notes and 2014 Notes are callable on December 15 of 2005, 2006 and 2007 at 106.5%, 106.75% and 107%, respectively. The QSC notes are subordinated in right of payment to all senior debt of QSC, including the 2004 QSC Credit Facility, and the QSC guarantee of the 2009, 2011 and 2014 QCII notes. The QSC notes are secured by a lien on the stock of QC, which lien is junior to the liens on such collateral securing QSC's senior debt, including the 2004 QSC Credit Facility and QSC's guarantee of the 2009, 2011 and 2014 QCII notes. The QSC notes are guaranteed by QCF and QCII on a senior basis and the guarantee by QCII is secured by liens on the stock of QSC and QCF.

        The QSC indenture contains certain covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and other payment restrictions; (iv) limitations on asset sales; (v) limitations on transactions with affiliates; (vi) limitations on liens; and (vii) limitations on business activities. Under the QSC indenture we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million. We were in compliance with all of the covenants in the QSC indenture as of December 31, 2004.

        On December 22, 2003, we completed a cash tender offer (the "December 2003 Tender Offer") for the purchase of approximately $3 billion aggregate face amount of outstanding debt of QCII, QSC and QCF for approximately $3 billion in cash. As a result, we recorded a loss of $15 million on the early retirement of this debt. In connection with the December 2003 Tender Offer, QSC purchased $327 million face amount of its debt for $386 million in cash resulting in a loss of $42 million. QSC also offered to purchase its notes for par under the asset sale repurchase requirement as required by the indentures governing the QSC notes. The details relating to QCII and QCF's portion of the December 2003 Tender Offer are discussed below in their respective sections.

        During 2003, we also exchanged $406 million of new QSC notes for $560 million face amount of QCF notes. These debt-for-debt exchanges were accounted for in accordance with the guidance in Emerging Issues Task Force Issue No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments" ("EITF Issue No. 96-19"). On the date of the exchanges, the present value of the cash flows under the terms of the revised debt instruments were the present value of the remaining cash flows under the original debt instruments. The cash flows were not considered "substantially"

different from that of the exchanged debt; therefore, no gain was recognized on the exchanges and the difference of $144 million between the face amount of the new debt and the carrying amount of the exchanged debt is being amortized as a credit to interest expense using the effective interest rate method over the life of the new debt. The new QSC notes have interest rates ranging from 13.0% to 13.5% with maturities of 2007 and 2010, while the QCF notes had interest rates ranging from 6.875% to 7.90%.

  QSC Credit Facility

        In February 2004, QSC paid off in full the outstanding balance of $750 million and terminated the QSC Credit Facility (as described below) and QSC also established a new three-year $750 million revolving credit facility (the "2004 QSC Credit Facility"). If drawn, the 2004 QSC Credit Facility would, at our election, bear interest at a rate of adjusted LIBOR or a base rate, in each case plus an applicable margin. Such margin varies based upon the credit ratings of the facility and is currently 2.5% for LIBOR based borrowings and 1.5% for base rate borrowings. The 2004 QSC Credit Facility is guaranteed by QCII.

        The 2004 QSC Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-Consolidated EBITDA ratio (Consolidated EBITDA as defined in the 2004 QSC Credit Facility is a measure of EBITDA that starts with our net income (loss) and adjusts for taxes, interest and non-cash and certain non-recurring items) of not more than 6.0-to-1.0 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 2.5-to-1.0. Compliance with these financial covenants is not required while the 2004 QSC Credit Facility remains undrawn. The 2004 QSC Credit Facility contains certain other covenants including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on using any proceeds to pay settlements or judgments relating to investigations and securities actions discussed in Note 17—Commitments and Contingencies; (iv) limitations on dividend and other payment restrictions; (v) limitations on mergers, consolidations and asset sales; (vi) limitations on investments; and (vii) limitations on liens. We must pay down the 2004 QSC Credit Facility upon certain changes of control. The 2004 QSC Credit Facility also contains provisions for cross acceleration and cross payment default relating to any other of our debt obligations and the debt obligations of our subsidiaries in the aggregate in excess of $100 million. We have not borrowed against the 2004 QSC Credit Facility. The 2004 QSC Credit Facility is secured by a senior lien on the stock of QC.

        At December 31, 2003, we had $750 million outstanding under a credit facility, which had been reconstituted as a revolving credit facility in August 2002, with QSC as the primary borrower ("QSC Credit Facility"). The QSC Credit Facility was secured by a senior lien on the stock of QC. The QSC Credit Facility was paid down by $429 million concurrently with QC's $1.75 billion term loan completed in June 2003. Proceeds from the completed sale of the Dex West business during September 2003 were used to reduce the QSC Credit Facility by another $321 million. In December 2003, the QSC Credit facility was reduced by an additional $500 million. We obtained extensions under the QSC Credit Facility for the delivery of certain annual and quarterly financial information. The waivers extended the compliance date to provide certain annual and quarterly financial information to March 31, 2004. On February 5, 2004, the QSC Credit Facility was paid off and terminated.

  QCC Notes

        During 2003, $36 million of notes were exchanged for $33 million of cash resulting in a gain of $3 million.

        The indenture governing these notes contains certain covenants including, but not limited to: (i) a prohibition on certain liens on assets of QCC and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCC, which requires that a successor assume the obligation with regard to these notes. This indenture contains provisions relating to acceleration upon an acceleration of any other debt obligations of QCC in the aggregate in excess of $25 million. We were in compliance with all of the covenants as of December 31, 2004.

  QCF Notes

        The QCF notes are guaranteed by Qwest on a senior unsecured basis. The indentures governing these QCF notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QCF and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCF or us, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants as of December 31, 2004.

        During 2004, we also exchanged $169 million face amount of existing QCF notes for 36.4 million shares of our common stock with an aggregate value of $144 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.60 per share to $4.39 per share. As a result, a gain of $25 million was recorded on the debt extinguishments.

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

        During 2003, we also exchanged $418 million face amount of existing QCF notes for $165 million of cash and 52.5 million shares of our common stock with an aggregate value of $202 million. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.22 per share to $5.11 per share. As a result, a gain of $50 million was recorded on this debt extinguishment. We also exchanged $406 million of new QSC notes for $560 million face amount of QCF notes. See the QSC Notes section above for a discussion of this debt for debt exchange.

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

  QCII Notes

        On February 5, 2004, QCII issued a total of $1.775 billion of senior notes, which consisted of $750 million in floating rate notes due in 2009 with interest at LIBOR plus 3.50% (5.79% as of December 31, 2004), $525 million fixed rate notes due in 2011 with an interest rate of 7.25%, and $500 million fixed rate notes due in 2014 with an interest rate of 7.50%. Since January 1, 2005, we have been incurring additional interest of 0.25% per annum on these notes. Once we complete a registered exchange of these notes, the interest rates on the exchanged notes will return to the original stated rates. These notes are guaranteed by QCF and QSC. The guarantee by QCF is on a senior unsecured basis and the guarantee by QSC is on a senior subordinated secured basis. The QSC guarantee is secured by a lien on the stock of QC. This collateral also secures other obligations of QSC, but the lien securing the QSC guarantee is (1) junior to the lien securing senior debt secured by the collateral, including the 2004 QSC Credit Facility, and (2) senior to the lien securing the 2007, 2010 and 2014 QSC notes and certain other obligations. Upon the release of the liens securing the 2007, 2010 and 2014 QSC notes and certain other obligations, subject to certain conditions, this collateral will be released and the subordination provisions will terminate such that the 2009, 2011 and 2014 QCII notes will be guaranteed on a senior unsecured basis by QSC. The indenture governing the notes contains certain covenants, including, but not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividend and other payment restrictions; (iv) limitations on asset sales or transfers; (v) limitations on transactions with affiliates; (vi) limitations on liens; (vii) limitations on mergers and consolidations and (viii) limitations on business activities. If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing the notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million. The net proceeds from the notes were used for general corporate purposes, including repayment of indebtedness.

        Of the $1.878 billion QCII senior notes described above, we had senior notes due 2008 with aggregate principal amounts outstanding of $70 million excluding unamortized discount of $1 million. These notes are also guaranteed on a senior basis by QCF and QSC and the QSC guarantee is secured by a junior lien on the stock of QC. In connection with the December 2003 Tender Offer, we purchased $981 million face amount of our 2008 notes for $1.006 billion in cash resulting in a loss of $52 million and amended the indentures governing the notes that remain outstanding to eliminate restrictive covenants and certain default provisions. At the same time, QCII also offered to purchase these notes for par under the asset sale repurchase requirement as required by the indentures governing these notes and accepted $32 million that was tendered under this offer, which is included in the purchase and loss amounts above.

Interest

        The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Gross interest expense	$1,543	$1,776	$1,830
Capitalized interest	(12)	(19)	(41)

Net interest expense	$1,531	$1,757	$1,789

Cash interest paid	$1,476	$1,839	$1,829

        We entered into interest rate swap agreements in the notational amount of $825 million in 2004 to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The weighted average effective floating interest rate on the agreements is LIBOR plus 3.16%. The interest rate swap agreements were designated as fair-value hedges, which effectively converts a portion of our fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. The impact of these agreements on interest expense in 2004 was minimal.

Note 9: Restructuring Charges

        The restructuring reserve balances discussed below are included in our consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. Charges and reversals discussed below are included in our consolidated statement of operations in selling, general and administrative expenses. As of December 31, 2004 and 2003, the amounts included as current liabilities are $146 million and $147 million and the non-current portions are $374 million and $377 million, respectively.

2004 Activities

        An analysis of activity associated with the 2004 restructuring reserve, as well as prior period restructuring reserves, is as follows:

		Year Ended December 31, 2004
	January 1, 2004 Balance				December 31, 2004 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2004 restructuring plan	$—	$179	$95	$6	$78
2003 restructuring plan	117	4	57	26	38
2002 and prior restructuring plans	407	67	50	20	404

Total	$524	$250	$202	$52	$520

        During the year ended December 31, 2004, as part of an ongoing effort of evaluating costs of operations, we reviewed employee levels in certain areas of our business. As a result, we established a reserve and recorded a charge to our 2004 consolidated statement of operations for $179 million for severance benefits pursuant to established severance policies. We identified approximately 4,000 employees from various functional areas to be terminated as part of this 2004 restructuring plan. Through December 31, 2004, approximately 3,730 of the planned reductions had been completed. The remaining 270 planned reductions are expected to occur over the next year, with severance payments generally extending from two to 12 months. Through December 31, 2004 we had utilized $95 million of the 2004 restructuring reserves for severance payments and adjusted our estimated payments by $6 million.

        The 2004 restructuring provisions less reversals for our wireline, wireless and other segments are $104 million, $0 million and $94 million, respectively.

        During the year ended December 31, 2004, we utilized $54 million of the 2003 restructuring plan (as described below) reserves for employee severance payments and $3 million for real estate exit-related payments. We had identified 2,240 employees to be terminated as part of the 2003 restructuring plan and through December 31, 2004, we had terminated 2,230 employees. As the 2003 employee reduction plan was essentially complete and actual costs were less than originally estimated, we reversed $17 million of severance benefits during the year ended December 31, 2004. We also updated our remaining real estate reserves for completed transactions and our current assessment of remaining exit costs, resulting in an additional net reduction of the reserve of $9 million. The remaining restructuring reserve for the 2003 restructuring plan includes $8 million for severance payments, which we expect to utilize during 2005, and $30 million for real estate exit costs. The real estate exit accrual is expected to be utilized over the next several years.

        During the year ended December 31, 2004, we utilized $50 million of the 2002 and prior restructuring plan reserves for real estate exit-related payments. As our employee-related plans were complete we reversed the remaining estimated severance reserves of $7 million. We reevaluated our exit costs for completed leased real estate transactions and reversed the remaining $13 million. Additionally, we reevaluated our estimated real estate costs for non-complete transactions and increased our reserve by $67 million. The increase in the estimated costs for real estate exit-related costs was caused primarily by continued oversupply of available telecommunications and data center hosting space in certain markets. We based our adjustment on a current assessment of market conditions. The remaining restructuring reserve for the 2002 and prior restructuring plan is $404 million for real estate exit costs. The real estate exit accrual is expected to be utilized over the next several years.

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

        An analysis of activity associated with the 2003 restructuring reserve, as well as prior period restructuring and Merger reserves, is as follows:

		Year Ended December 31, 2003
	January 1, 2003 Balance				December 31, 2003 Balance
		Provisions	Utilization	Reversals
	(Dollars in millions)
2003 restructuring plan	$—	$131	$14	$—	$117
2002 restructuring and prior plans	547	—	122	18	407

Total	$547	$131	$136	$18	$524

        The 2003 restructuring reserve included charges of $107 million for severance benefits pursuant to established severance policies and $24 million for real estate exit obligations, which primarily include estimated future net payments on abandoned operating leases. We identified approximately 2,240 employees from various functional areas to be terminated as part of this restructuring. Through December 31, 2003, approximately 1,610 of the planned reductions had been completed. The real estate exit costs include the net present value of rental payments due over the remaining term of the leases, net of estimated sublease rentals and estimated costs to terminate the leases. Through December 31, 2003 we had utilized $12 million of the 2003 restructuring reserves for severance payments and $2 million for real estate exit costs.

        The 2003 restructuring provisions less reversals for our wireline, wireless and other segments are $69 million, $0 million and $44 million, respectively.

        During the year ended December 31, 2003, we utilized $47 million of the 2002 restructuring and prior plans reserves for employee severance payments, $53 million for real estate exit-related payments and the remaining Merger-related reserve in the amount of $22 million. We had identified 11,500 employees to be terminated as part of the 2002 restructuring and prior plans and as of December 31, 2003, these employee reductions were complete. As the employee reduction portion of the 2002 restructuring and prior plans were complete and actual costs were less than originally estimated, we reversed $18 million of the restructuring reserve during the year ended December 31, 2003. This reversal included $15 million of severance reserves and $3 million of real estate exit reserves. The remaining restructuring reserve for the 2002 restructuring plan includes $7 million for severance payments, which we expect to utilize during 2004, and $400 million for real estate exit costs. The real estate exit costs are to be utilized over the next several years.

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

  Cumulative Plan Utilization

        The following table outlines our cumulative utilization of the 2004, 2003, 2002 and prior restructuring plans during 2004.

	December 31, 2004—Cumulative Utilization
	Severance and Related	Real Estate Exit and Related	Total
	(Dollars in millions)
2004 restructuring plan	$95	$—	$95
2003 restructuring plan	66	5	71
2002 restructuring and prior plans	1,110	1,324	2,434

Total cumulative utilization	$1,271	$1,329	$2,600

Note 10: Other Financial Information

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2004	2003
	(Dollars in millions)
Accrued interest	$287	$268
Employee compensation	483	500
Accrued property and other taxes	358	408
Accrued facilities costs	320	346
Current portion of state regulatory and other legal reserves	292	196
Restructuring reserves	146	147
Other	404	410

Total accrued expenses and other current liabilities	$2,290	$2,275

Other Long-Term Liabilities

        Other long-term liabilities include principally restructuring liabilities, reserves for contingencies and litigation, and the Calpoint obligations that are described below. Restructuring liabilities are discussed in Note 9—Restructuring Charges and other significant items are discussed below and in Note 17—Commitments and Contingencies.

        On November 12, 2003, we entered into a settlement of the disputes with certain of our insurance carriers related to, among other things, the investigations and securities actions described in Note 17—Commitments and Contingencies in this report. The settlement involved, among other things, an additional payment by us of $157.5 million, and in return, the insurance carriers paid $350 million into trust. Of the $350 million, $150 million in cash was made available for our benefit and has been used to reimburse defense costs incurred by us. Another $143 million in cash and $57 million in irrevocable letters of credit, totaling $200 million, was set aside to cover losses we may incur and the losses of individual insureds who release the insurance carriers in connection with the settlement. We consolidated the trust assets and the remaining deferred credit of $43 million into our consolidated balance sheet as of December 31, 2003. In July 2004, we reached agreement with certain individual insureds as to the use and allocation of the $143 million in cash and $57 million in irrevocable letters of credit that were placed in trust for the benefit of us and insureds. In the year ended December 31, 2004, we received $30 million from the irrevocable letters of credit for reimbursement of defense costs incurred by us. The insurance proceeds are subject to claims by us and other insureds for, among other things, the cost of defending certain of the matters described in Note 17 and, as a result, such proceeds are being depleted over time.

        As of December 31, 2004, we have a liability of $235 million, of which $131 million is long term related to the termination of our Calpoint LLC ("Calpoint") services agreement. We entered into a services agreement with Calpoint in 2001. In connection with this arrangement, we also agreed to pay monthly services fees directly to the trustee that serves as a paying agent on debt instruments issued by special purpose entities sponsored by Calpoint. This unconditional purchase obligation required us to pay at least 75% of the monthly service fees for the entire term of the agreement, regardless of whether Calpoint provided us service. In September 2003, we terminated our services arrangement with Calpoint. We paid to terminate the services agreement, but will continue to make payments to a trustee related to the unconditional purchase obligation. As a result of this transaction, in September 2003, we recorded a liability of $346 million for the net present value of the remaining obligation that will be paid through 2006.

Note 11: Employee Benefits

Pension, Post-retirement and Other Post-employment Benefits

        We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational (union) employees. In addition to this tax qualified Pension Plan we also operate a non-qualified pension plan for certain highly compensated employees and executives (the "Non-Qualified Pension Plan"). We maintain post-retirement healthcare and life insurance plans that provide medical, dental, vision and life insurance benefits for certain retirees. We also provide post-employment benefits for certain other former employees. As of December 31, 2004 and 2003, shares of our common stock and ownership of our debt accounted for less than 0.5% of the assets held in the pension plans and post-retirement benefit plans.

        Management employees who retain retiree medical and life benefits and retired after December 31, 1990 began paying contributions toward the cost of their retiree medical and life benefits effective January 1, 2004. The current collective bargaining agreement for our occupational (union) employees provides that those who retire after December 31, 1990 will begin paying contributions toward retiree medical benefits once they exceed our healthcare cost caps, but no sooner than January 2006.

        The Pension Plan features a traditional service-based program as well as a cash balance program. Participants in the service-based program include all union employees, and management employees that had reached 20 years of service by December 31, 2000 or who would be service pension eligible by December 31, 2003. The cash balance program covers management employees hired after December 31, 2000 and management employees who did not have 20 years of service by December 31, 2000 or who would not be service pension eligible by December 31, 2003. Future benefits in the cash balance plan are based on 3% of pay while actively employed plus an investment return. The minimum investment return an employee's account can earn in a given year is based upon the Treasury Rate and the employee's account balance at the beginning of the year.

        Effective August 11, 2000, the Pension Plan provided additional pension benefits to certain plan participants who were involuntarily separated from employment with us. By amendment executed on March 17, 2003 the Pension Plan was amended to provide such termination benefits through June 30, 2003. The amount of the benefit is based on pay and years of service. For 2004, 2003 and 2002, the amounts of additional termination benefits paid were $1 million, $73 million and $226 million, respectively. In addition, special termination benefits of $3 million were paid from the Non-Qualified Pension Plan to certain executives during 2002.

        Pension and post-retirement healthcare and life insurance benefits earned by employees during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Cost for the pension and post-retirement plans are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined using the projected unit credit method.

        Our funding policy is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due. No pension funding was required in 2004 or 2003 and as of December 31, 2004 and 2003; the fair value of the assets in the qualified pension trust exceeded the accumulated benefit obligation of the qualified Pension Plan. During 2004 and 2003, we made contributions of $14 million and $8 million, respectively to the post-retirement healthcare trust. In addition we made payments of $190 million and $136 million directly to benefit providers in 2004 and 2003 respectively. We expect to contribute approximately $6 million to the post-retirement healthcare trust during 2005.

Expected Cash Flows

        The benefit payments, which reflect expected future services, are expected to be paid by us and from plan assets as follows:

	Pension Plan	Non-Qualified Pension Plan	Post-retirement Benefit Plan
	(Dollars in millions)
2005	$725	$4	$416
2006	738	3	386
2007	751	8	402
2008	763	9	414
2009	771	10	424
2010—2014	$3,855	$21	$2,156

        The components of the net pension credit, non-qualified pension benefit cost and post-retirement benefit cost are as follows:

	Pension Cost (Credit) Years Ended December 31,			Non-Qualified Pension Cost Years Ended December 31,			Post-retirement Benefit Cost Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Dollars in millions)
Service cost	$164	$170	$154	$2	$4	$3	$21	$23	$27
Interest cost	567	601	601	3	3	5	354	389	328
Expected return on plan assets	(773)	(858)	(925)	—	—	—	(131)	(135)	(191)
Amortization of transition asset	(63)	(71)	(76)	2	2	2	—	—	—
Amortization of prior service cost	(5)	—	—	—	—	—	(47)	(20)	(20)
Plan settlement	—	—	11	—	—	2	—	—	—
Special termination benefits	—	—	—	—	—	3	—	—	—
Recognized net actuarial (gain) loss	6	—	—	1	—	2	87	101	(23)

Net (credit) cost included in current earnings (loss)	$(104)	$(158)	$(235)	$8	$9	$17	$284	$358	$121

        The net pension cost (credit) is allocated between cost of sales and selling, general and administrative expense in the consolidated statements of operations.

        The measurement dates used to determine pension and other postretirement benefit measurements for the plans are December 31, 2004, 2003 and 2002. The actuarial assumptions used to compute the net pension cost (credit), non-qualified pension benefit cost and post-retirement benefit cost are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Cost (Credit)			Non-Qualified Pension Cost			Post-retirement Benefit Cost
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Beginning of the year:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.50%	9.00%	9.40%	N/A	N/A	N/A	8.50%	9.00%	9.40%
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	10.00%	10.00%	8.25%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2014	2013	2007

N/A—not applicable

        Following is an analysis of the change in the projected benefit obligation for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2004 and 2003:

	Pension Plan Years Ended December 31,		Non-Qualified Pension Plan Years Ended December 31,		Post-retirement Benefit Plan Years Ended December 31,
	2004	2003	2004	2003	2004	2003
	(Dollars in millions)
Benefit obligation accrued at beginning of year	$8,960	$8,741	$48	$71	$6,076	$5,708
Service cost	164	170	2	4	21	23
Interest cost	567	601	3	3	354	389
Actuarial loss (gain)	207	513	10	(18)	(184)	378
Plan amendments	(14)	(40)	—	—	(78)	(15)
Special termination benefits	1	73	—	—	—	—
Plan settlements	—	8	—	—	—	—
Business divestitures	—	(91)	—	—	—	(24)
Benefits paid	(956)	(1,015)	(4)	(12)	(391)	(383)

Benefit obligation accrued at end of year	$8,929	$8,960	$59	$48	$5,798	$6,076

Accumulated benefit obligation	$8,658	$8,480	$53	$41	$5,798	$6,076

        The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of the end of the respective year and are as follows:

	Pension Plan		Non-Qualified Pension Plan		Post-retirement Benefit Plan
	2004	2003	2004	2003	2004	2003
End of the year:
Discount rate	5.75%	6.25%	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2010	2014

N/A—not applicable

        Following is an analysis of the change in the fair value of plan assets for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2004 and 2003:

	Pension Plan Years Ended December 31,		Non-Qualified Pension Plan Years Ended December 31,		Post-retirement Benefit Plan Years Ended December 31,
	2004	2003	2004	2003	2004	2003
	(Dollars in millions)
Fair value of plan assets at beginning of year	$9,010	$8,427	$—	$—	$1,659	$1,565
Actual gain (loss) on plan assets	1,079	1,702	—	—	180	333
Net contributions to trust and benefit providers	—	—	4	12	204	144
Business divestitures	—	(104)	—	—	—	—
Benefits paid	(956)	(1,015)	(4)	(12)	(391)	(383)

Fair value of plan assets at year end	$9,133	$9,010	$—	$—	$1,652	$1,659

        The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans as of December 31, 2004 and 2003:

	Pension Plan Years Ended December 31,		Non-Qualified Pension Plan Years Ended December 31,		Post-retirement Benefit Plan Years Ended December 31,
	2004	2003	2004	2003	2004	2003
	(Dollars in millions)
Funded (unfunded) status	$204	$50	$(59)	$(48)	$(4,146)	$(4,417)
Unrecognized net actuarial loss	1,037	1,142	16	6	992	1,312
Unamortized prior service cost (benefit)	(49)	(40)	1	1	(144)	(113)
Unrecognized transition (asset) obligation	—	(63)	5	7	—	—

Prepaid benefit (accrued cost)	$1,192	$1,089	$(37)	$(34)	$(3,298)	$(3,218)

        The prepaid benefit of the pension plan is included in other assets on our consolidated balance sheet. The accrued cost of the non-qualified pension plan and the accrued cost for the post-retirement benefit plan are included in post-retirement and other post employment benefit obligations on our consolidated balance sheet. Also included in that line are post-employment benefits accruals, primarily long-term disability insurance and workers compensation.

        The weighted-average asset allocations for the benefit plans at December 31, 2004 and 2003 by asset category are as follows:

	Pension Plan Years Ended December 31,		Non-Qualified Pension Plan Years Ended December 31,		Post-Retirement Benefit Plan Years Ended December 31,
	2004	2003	2004	2003	2004	2003
Equity Securities	62%	63%	N/A	N/A	58%	59%
Debt Securities	23%	24%	N/A	N/A	30%	35%
Real Estate	7%	6%	N/A	N/A	3%	1%
Other	8%	7%	N/A	N/A	9%	5%

Total	100%	100%	N/A	N/A	100%	100%

N/A—not applicable

        The investment objective for the benefit plans is to provide an attractive risk-adjusted return that will ensure the payment of benefits and protect against the risk of substantial investment losses. Investment risk is managed by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. Derivative instruments (primarily exchange-traded futures, forwards and options) are used to reduce risk as well as enhance return.

        The asset mix, or the percent of the trust held in each asset class, takes into account benefit obligations, risk/return requirements and the outlook for the financial markets. Given the long-term nature of our benefit obligations, the benefit plans have a significant weighting to equities, which have a higher expected return. As of year-end, the actual asset mix is within the 50%-70% policy allocation range for equities and the 30%-50% policy allocation range for non-equities (debt, real estate and other).

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

        Annually, we set our discount rates primarily based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. In making this determination we consider, among other things, the yields on Moody's AA corporate bonds and the Citigroup pension liability index as of year-end.

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

        To compute the expected return on Pension Plan assets, we apply an expected rate of return to the market-related asset value of the Pension Plan assets. The market-related asset value is a computed value that recognizes changes in fair value of plan equity assets over a period of time, not to exceed five years. This method has the effect of reducing the impact on expense from annual market volatility that may be experienced from year to year. As a result, our expected return is not significantly impacted by the actual return on Pension Plan assets experienced in any given year.

        A change of one percent in the assumed initial healthcare cost trend rate would have had the following effects in 2004:

	One Percent Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$25	$(21)
Effect on accumulated post-retirement benefit obligation (balance sheet)	$383	$(326)

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We sponsor several post-retirement healthcare plans that provide prescription drug benefits, which we deem actuarially equivalent to Medicare Part D. We recognized the impact of the federal subsidy on the calculation of our accumulated post-retirement benefit obligation and net post-retirement benefit costs. In accordance with FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", we recognized a $235 million reduction of our accumulated post-retirement benefit obligation using our December 31, 2003 measurement date. The effect of the subsidy reduced our net periodic post-retirement benefit cost by $33 million ($33 million after tax).

Other Benefit Plans

  401(k) Plan

        We currently sponsor a qualified defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. Prior to May 2004 we matched this percentage in shares of our common stock. As a result of our failure to file in a timely manner various of our quarterly reports on Form 10-Q and our failure to file our Annual Report on Form 10-K, beginning in August 2002, we temporarily suspended the investment of employee contributions in our common stock. During the fourth quarter of 2003, we filed with the SEC our 2003 quarterly reports on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). We then restored the discretionary investment of employee contributions in our common stock beginning in February 2004. As of December 31, 2004, the assets of the plan included approximately 77 million shares of our common stock as a result of the combination of our employer match and participant directed contributions. We made cash contributions in connection with our 401(k) plan of $44 million in 2004. In addition, we made contributions of our common stock valued at $33 million and $76 million in 2004 and 2003, respectively.

  Deferred Compensation Plans

        We sponsor several non-qualified unfunded deferred compensation plans for various groups that include certain of our current and former management and highly compensated employees. Certain of these plans are open to new participants. Participants in these plans may, at their discretion, invest their deferred compensation in various investment choices including our common stock.

        Our deferred compensation obligations for these plans are included in our consolidated balance sheet in other long-term liabilities. Shares of our common stock owned inside the plans are treated as treasury stock and are included at cost in the consolidated balance sheet in treasury stock. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statement of operations. The deferred compensation liability as of December 31, 2004 and 2003 was $21 million and $24 million, respectively. The value of the deferred compensation plans' assets were $11 million and $33 million at December 31, 2004 and 2003, respectively, and is included in other long-term assets in the consolidated balance sheets.

  Deferred Compensation Plan for Non-employee Directors

        We sponsor a deferred directors' fees plan for members of our current and former Board. Under this plan, directors may, at their discretion, elect to defer all or any portion of the directors' fees for the upcoming year for services they perform as directors of the Company. In the plan for the members of the current Board, we match 50% of the fees that are contributed to the plan. Participants in the plan are fully vested in both their deferred fees and the matching contribution. Subject to the terms of the plan, participants can suspend or change their election to defer fees to be earned and paid in future calendar years.

        Quarterly, we credit the director's account with "phantom units", which are held in a notational account. Each phantom unit represents a value equivalent to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. Subject to the terms of the plan, each director's account will be ultimately distributed at the time elected in advance by the director or upon termination of the plan and in a form elected in advance by the director, which may be in: (i) a lump-sum payment; (ii) annual cash installments over periods up to 10 years; or (iii) some other form selected by our Executive Vice President—Chief Human Resources Officer (or his or her designee). A change in our stock price of one dollar would not result in a significant expense impact to our consolidated financial statements.

        Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the value of our common stock are recorded in our consolidated statement of operations. The deferred compensation liability as of December 31, 2004 for the plan was $4 million and the expense associated with this plan was not significant during 2004. However, depending on the extent of appreciation in the value of our common stock, expenses incurred under this plan could become significant in subsequent years.

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

        On June 23, 1997, pre-Merger Qwest adopted the Equity Incentive Plan. This plan was most recently amended and restated on October 4, 2000 and permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants. The maximum number of shares of our common stock that may be issued under the Equity Incentive Plan at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the Equity Incentive Plan or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. Since the Merger, all option grants have been issued from this plan. As of December 31, 2004, the maximum number of shares of our common stock available for issuance under the Equity Incentive Plan was 182 million, with 127 million shares underlying outstanding options and 55 million shares available for issuance pursuant to new awards.

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

        The Compensation and Human Resources Committee of our Board, or its delegate, approves the exercise price for each option. Stock options generally have an exercise price that is at least equal to the fair market value of the common stock on the date the stock option is granted, subject to certain restrictions. Stock option awards generally vest in equal increments over the vesting period of the granted option (generally three to five years). Unless otherwise provided by the Compensation and Human Resources Committee, our Equity Incentive Plan provides that, on a "change in control", all awards granted under the Equity Incentive Plan will vest immediately. Options that we granted to our employees from June 1999 to September 2002 typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since September 2002, options that we grant to our executive officers (vice president level and above) typically provide for accelerated vesting and an extended exercise period upon a change of control and options that we grant to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Options granted in 2004, 2003 and 2002 have ten-year terms.

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

        Our stock incentive plans are accounted for using the intrinsic-value method under which no compensation expense is recognized for options granted to employees with a strike price that equals or exceeds the value of the underlying security on the measurement date. In certain instances, the strike price has been established prior to the measurement date, in which event any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests, using the accelerated method described in FIN No. 28. As a result of using the accelerated method, we must occasionally reverse expense previously recorded for options that are forfeited prior to vesting, but after expense has been recorded. This practice has resulted in a net benefit of $2 million for stock compensation in the year ended December 31, 2004, which is a partial reversal of the stock option-based compensation expense of $6 million and $18 million we recorded in the years ended December 31, 2003 and 2002, respectively.

        Summarized below is the activity of our stock option plans for the three years ended December 31, 2004:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding December 31, 2001	105,494	$27.01
Granted	49,701	4.66
Exercised	(34)	5.90
Canceled or expired	(42,841)	19.97

Outstanding December 31, 2002	112,320	$19.81
Granted	31,549	3.60
Exercised	—	—
Canceled or expired	(18,145)	18.13

Outstanding December 31, 2003	125,724	$15.98
Granted	24,305	4.61
Exercised	(794)	2.81
Canceled or expired	(22,261)	11.63

Outstanding December 31, 2004	126,974	$14.65

        Options to purchase 74.5 million, 54.0 million and 49.3 million shares of Qwest common stock at weighted-average exercise prices of $21.31, $25.38 and $28.62 were exercisable at December 31, 2004, 2003 and 2002, respectively.

        The outstanding options at December 31, 2004 have the following characteristics (shares in thousands):

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01—$5.00	48,486	8.52	$3.89	8,150	$3.20
$5.01—$10.00	25,820	6.36	5.22	15,519	5.28
$10.01—$20.00	12,570	3.10	16.95	12,061	17.05
$20.01—$30.00	16,760	2.13	27.49	16,647	27.49
$30.01—$40.00	14,536	4.59	33.30	13,786	33.26
$40.01—$60.00	8,802	5.09	43.08	8,350	42.86

Total	126,974	6.01	$14.65	74,513	$21.31

        As required by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123", we have disclosed in Note 2—Summary of Significant Accounting Policies the pro forma amounts as if the fair value method of accounting had been used. These pro forma amounts may not be representative of the effects on reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

        Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of options granted in 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	2.8%	2.7%	4.1%
Expected dividend yield	0.0	0.0%	0.0%
Expected option life (years)	4.3	4.4	4.4
Expected stock price volatility	88%	88%	58%
Weighted-average grant date fair value	$3.10	$2.37	$2.25

        Two of the more significant assumptions used in this estimate are the expected option life and the expected volatility, both of which we estimated based on historical information.

Restricted Stock

        In 2004 and 2003, we did not grant any shares of restricted stock under the Equity Incentive Plan. In 2002, we granted 400,000 shares of restricted stock under the Equity Incentive Plan with weighted-average grant date fair values of $6.85 per share. Restricted stock awards granted in 2002 generally vest ratably over four years. Compensation expense of $0 million, $2 million and $13 million was recognized for restricted stock grants in 2004, 2003 and 2002, respectively. We also received into treasury stock approximately 940,000 shares of restricted shares with a cost of $14 million from employees either forfeiting their restricted stock awards or electing to pay withholding taxes with shares in 2004.

Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan ("ESPP") under which we are authorized to issue shares of our common stock to eligible employees. As a result of our failure to file with the SEC various of our quarterly reports on Form 10-Q and our failure to file our 2002 Form 10-K, we temporarily suspended the ESPP in August 2002. In December 2003, an amended and restated ESPP was approved by the shareholders. Under the amended plan, we are authorized to issue 27 million shares of our common stock to eligible employees. Enrollment in the amended ESPP plan began in January 2004 and the first distribution of stock occurred during the first week of March 2004. Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. In the year ended December 31, 2004 approximately 2,257,000 shares were purchased under this plan at weighted-average purchase prices of $3.23 per share. No shares were purchased under this plan in the year ended December 31, 2003 due to the suspension; however, 3,680,443 shares were purchased under this plan at weighted-average purchase prices of $4.12 per share during the year ended December 31, 2002. In accordance with APB No. 25, we do not recognize compensation expense for the difference between the employees' purchase price and the fair market value of the stock.

Note 13: Stockholders' Equity

Common Stock ($0.01 par value)

        We are authorized to issue up to 5.0 billion shares of common stock, par value $0.01 per share. As of December 31, 2004 and 2003, there were 1.817 billion and 1.770 billion shares issued and 1.816 billion and 1.770 billion shares outstanding, respectively.

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

        As of December 31, 2004, 2003 and 2002, there were 200 million shares of preferred stock authorized but no shares issued or outstanding.

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

        The 2001 Agreement was cancelled as of January 16, 2002. At that time, we entered into a second agreement with BellSouth under which BellSouth committed to purchase from us $350 million in services payable in cash over a four-year period. In consideration for terminating the 2001 Agreement, we gave BellSouth a non-cash credit of $71 million that we have included in our consolidated balance sheet as a deferred sales discount. The deferred sales discount will reduce revenue from BellSouth proportionately as we provide services under the new agreement. We reduced our revenue by $33 million, $17 million and $17 million in 2004, 2003 and 2002 related to the amortization of the deferred sales discount.

  Debt for Equity Exchange

        During 2004, we issued 36.4 million shares of our common stock with an aggregate value of $144 million in exchange for certain outstanding debt.

        During 2003, we issued 52.5 million shares of our common stock with an aggregate value of $202 million in exchange for certain outstanding debt.

        During the first quarter of 2002, we issued 9.88 million shares of our common stock in exchange for certain outstanding debt. During 2003, the remaining treasury shares related to the BellSouth repurchase were issued in connection with certain debt-for-stock exchanges. The average cost of treasury shares issued was $42.53 per share.

  Deferred Compensation—Rabbi Trust

        Rabbi trusts established in 2000 for two of our deferred compensation plans held 168,000 and 327,000 shares of our common stock with a cost of $7 million and $15 million at December 31, 2004 and 2003 respectively. Our shares held by the Rabbi trusts are accounted for as treasury stock, but are considered outstanding for legal purposes.

Other Comprehensive (Loss) Income

        Other comprehensive (loss) income in the consolidated statement of stockholders' (deficit) equity includes the following components:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Unrealized gains on available-for-sale marketable securities, net of reclassification adjustments	$13	$3	$36
Foreign currency translation (losses) gains	4	(4)	40
Income tax (provision) benefit related to items of other comprehensive income	—	(1)	(30)

Other comprehensive (loss) income	$17	$(2)	$46

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

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Reversal of unrealized net gains on investments	$13	$3	$39
Other-than-temporary gains charged to income or loss	—	—	—
Reversal of foreign currency translation gain	—	—	40
Income tax expense related to items reclassified into income or loss	—	(1)	(31)

Total reclassification adjustments	$13	$2	$48

Earnings Per Share

        The weighted-average number of shares used in computing basic and diluted income (loss) per share for the years ended December 31, 2004, 2003 and 2002 was 1.801 billion, 1.739 billion and 1.682 billion, respectively. For the years ended December 31, 2004, 2003 and 2002, the effect of approximately 127 million, 126 million and 112 million, respectively, of outstanding stock options was excluded from the calculation of diluted income (loss) per share because the effect was anti-dilutive.

Dividends

        We did not declare any dividends during 2004, 2003 and 2002.

Note 14: Income Taxes

        We are currently generating net operating loss carryforwards for tax purposes and cannot recognize the tax benefit associated with the losses under generally accepted accounting principles. The $88 million expense we recognized in 2004 is primarily related to the adjustment of our accrued liability for uncertain tax positions or strategies ("Uncertain Tax Positions"), including $158 million related to the Contested Liability Acceleration Strategy ("CLAS") offset by reductions in expected liability for other Uncertain Tax Positions and investment tax credit amortization. We will not recognize income tax benefits for future net operating losses until we generate taxable income. An income tax provision will continue to be recognized for changes in our expected liability for Uncertain Tax Positions

        In the second quarter of 2004, we recorded income tax expense of $136 million primarily related to a change in the expected timing of deductions related to our tax strategy, referred to as CLAS, which we implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the Company and into trusts managed by a third-party trustee. In July 2004, we were formally notified by the IRS that it was contesting the CLAS tax strategy. Also in July 2004, in connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2004, and as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, we adjusted our accounting for CLAS as required by SFAS No. 109. The change in expected timing of deductions caused an increase in our liability for uncertain tax positions and a corresponding increase in our net operating loss carry-forwards ("NOLs"). Because we are not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we recorded an increase in our valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September 2004 the IRS proposed a penalty of $36 million on this strategy. The Company believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. We intend to vigorously defend our position on this and other tax matters.

        In the fourth quarter of 2004, the IRS billed us for additional taxes due for past years. This billing relates to the preparation of a carryback claim from the year 2000, and resulted in additional Alternative Minimum Tax ("AMT") due. The payment of this AMT liability results in AMT Credit carryforwards the majority of which we expect to realize as a reduction in any payments we make against our liabilities for uncertain tax positions. We have paid $186 million, including $16 million for interest, for this matter.

        The components of the income tax expense (benefit) from continuing operations are as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Current tax (benefit) provision:
Federal	$94	$—	$(239)
State and local	6	6	6

	100	6	(233)

Deferred tax (benefit) provision:
Federal	—	(441)	(3,299)
State and local	(12)	(84)	(642)
Valuation allowance established due to change in judgment regarding realization of deferred tax assets	—	—	1,677

	(12)	(525)	(2,264)

Income tax expense (benefit)	$88	$(519)	$(2,497)

        The effective tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2004	2003	2002
	(in percent)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect and tax benefit of losses not recognized	0.3	2.8	2.1
Non-deductible KPNQwest investment write down and losses	—	—	(1.5)
Non-deductible goodwill impairment and amortization	—	—	(14.8)
Non-deductible Securities and Exchange Commission settlement	(5.1)	—	—
Uncertain Tax Position changes	(6.1)	—	—
Other	(0.4)	0.1	(0.1)
Federal tax benefit from loss not recognized	(28.8)	(9.6)
Valuation allowance established due to change in judgment regarding realization of deferred tax assets	—	—	(8.3)

Effective income tax rate	(5.1)%	28.3%	12.4%

        The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(Dollars in millions)
Net operating loss carryforwards	2,019	$1,615
Post-retirement benefits and pensions	909	822
State deferred taxes—net of federal effect	356	281
Other	552	648

	3,836	3,366
Valuation allowance on deferred tax assets	(2,622)	(1,872)

Net deferred tax assets	1,214	1,494

Property, plant and equipment and intangible assets	(835)	(805)
State deferred taxes—net of federal effect	(124)	(126)
Other	(224)	(525)

Total deferred tax liabilities	(1,183)	(1,456)

Net deferred tax assets	$31	$38

        Our net deferred tax asset is allocated between current and long term. At December 31, 2004 the current deferred liability of $7 million is included in accrued expenses and other current liabilities and the $38 million long term asset is included other long-term assets. At December 31, 2003 the current deferred asset of $159 million is included in prepaid and other assets and the $121million long-term liability is included in other long-term liabilities.

        We paid $164 million in net income tax and received $67 million and $272 million in net income tax refunds in 2004, 2003 and 2002, respectively.

        As of December 31, 2004, we had a net operating loss carryforward of approximately $6 billion that will expire between 2011 and 2024. Unused net operating losses generated by pre-Merger Qwest are subject to special rules in the Internal Revenue Code ("IRC"). IRC Section 382 limits the amount of income that may be offset each year by unused net operating losses arising prior to a merger. The annual limitations are based upon the value of the acquired company at the time of the Merger multiplied by the federal long-term tax-exempt interest rate in effect at that date. Any unused limitation may be carried forward and added to the next year's limitations. We do not expect this limitation to impact Qwest's ability to utilize its net operating losses against future taxable income.

        In the second quarter of 2002, we recorded a non-cash charge of $1.677 billion to establish a valuation allowance against the 2002 net federal and state deferred tax assets. We charged an additional $750 million and $195 million in 2004 and 2003 respectively, to maintain the valuation allowance at a level sufficient to reduce our deferred tax assets to an amount we believe is recoverable. The valuation allowance is determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance.

        In the first quarter of 2004, we changed our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. The change resulted in a $26 million state deferred tax benefit, which was offset by a corresponding increase in our valuation allowance.

        We had unamortized investment tax credits of $79 million and $97 million as of December 31, 2004 and 2003, respectively, included in other long-term liabilities on our consolidated balance sheets. These investment tax credits are amortized over the lives of the related assets. At the end of 2004 we also have $66 million ($43 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2008 and 2018, if not utilized.

Note 15: Segment Information

        Our three segments are (1) wireline, (2) wireless and (3) other services. Until September 2003, we operated a fourth segment, our directory publishing business, which, as described in Note 4—Assets Held for Sale including Discontinued Operations in this report, has been classified as discontinued operations and accordingly is not presented in our segment results below. Our chief operating decision maker ("CODM"), regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income as defined below.

        Segment income consists of each segment's revenue and direct expenses. Segment revenue is based on the types of products and services offered as described below. Segment expenses include employee-related costs, facility costs, network expenses and non-employee related costs such as customer support, collections and marketing. We manage indirect administrative services costs such as finance, information technology, real estate and legal centrally; consequently, these costs are allocated to the other segment. We manage depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not allocated to any segment.

        Our wireline segment includes revenue from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services), long-distance voice services (such as IntraLATA long-distance services and InterLATA long-distance services) and other voice services (such as operator services, public telephone service, enhanced voice services, CPE and collocation services). Voice services revenue is also generated on a wholesale basis from network transport and billing services, wholesale long-distance service revenue (included in long-distance services revenue) and wholesale access revenue (included in local voice services revenue). Data and Internet services include data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as DSL, dedicated Internet access ("DIA"), virtual private network ("VPN"), Internet dial access, web hosting, professional services and related CPE). Revenue from optical capacity transactions is also included in revenue from data services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless. In August 2003, Qwest Wireless entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communications service wireless network, to consumer and business customers primarily within our local service area. We began offering these Sprint services under our brand name in March 2004. Through Qwest Wireless, we continue to operate a wireless network that serves select markets within our local service area, including Denver, Seattle, Minneapolis, Portland and other smaller markets. This network supports a small amount of our wireless customers who have not yet been transitioned onto Sprint's network.

        On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all our PCS licenses and related wireless network assets. We expect to close this transaction in the first or second quarter of 2005.

        Our other services segment consists of revenue and expenses from other operations and our centrally managed departments. Other services revenue is predominately derived from subleases of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for functions such as finance, information technology, legal, marketing services and human resources, which we centrally manage.

        Other than as already described herein, the accounting principles used is the same as those used in our consolidated financial statements. The revenue shown below for each segment is derived from transactions with external customers. Internally, we do not separately track the total assets of our wireline or other segments. As such, total asset information for the three segments shown below is not presented. Also, prior to the fourth quarter of 2004, we excluded restructuring expenses from segment income. However, restructuring expense is now included in the segment information that our CODM uses.

        Segment information for the three years ended December 31, 2004 is summarized in the following table. We have revised the segment expenses and segment income amounts presented for 2003 and 2002 to conform to the way the segment information is currently presented to our CODM.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Operating revenues:
Wireline	$13,260	$13,650	$14,635
Wireless	510	594	694
Other services	39	44	42

Total operating revenue	$13,809	$14,288	$15,371

Operating expenses:
Wireline	$6,977	$7,842	$8,049
Wireless	497	352	506
Other services	3,387	2,951	2,878

Total segment expenses	$10,861	$11,145	$11,433

Segment income (loss):
Wireline	$6,283	$5,808	$6,586
Wireless	13	242	188
Other services	(3,348)	(2,907)	(2,836)

Total segment income	$2,948	$3,143	$3,938

Capital expenditures:
Wireline	$1,351	$1,562	$1,842
Wireless	5	13	55
Other services	375	513	867

Total cash capital expenditures	$1,731	$2,088	$2,764

        The following table reconciles segment operating income to net loss for each of the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Segment income	$2,948	$3,143	$3,938
Depreciation	(2,626)	(2,739)	(3,268)
Capitalized software and other intangible assets amortization	(497)	(428)	(579)
Goodwill impairment charge	—	—	(8,483)
Asset impairment charges	(113)	(230)	(10,525)
Total other expense—net	(1,418)	(1,578)	(1,198)
Income tax (expense) benefit	(88)	519	2,497
Income and gain from sale of discontinued operations	—	2,619	1,950
Cumulative effect of accounting change	—	206	(22,800)

Net (loss) income	$(1,794)	$1,512	$(38,468)

        Set forth below is revenue information for the years ended December 31, 2004, 2003 and 2002 for revenue derived from external customers for our products and services.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Operating revenues:
Wireline voice services	$9,427	$9,885	$10,862
Wireline data and Internet services	3,833	3,765	3,773
Wireless services	510	594	694
Other services	39	44	42

Total operating revenues	$13,809	$14,288	$15,371

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

Note 16: Related Party Transactions

        In 1999, pre-Merger Qwest and Anschutz Digital Media, Inc. ("ADMI"), a subsidiary of Anschutz Company, formed a joint venture called Qwest Digital Media, LLC ("QDM"), which provided various digital and telephony-based services. At the beginning of 2002, Qwest owned a 75% economic interest and 50% voting interest in QDM, and ADMI owned the remaining 25% economic interest and 50% voting interest. During 2002 in connection with the operation and subsequent shutdown of QDM's business, ADMI and we made several loans to QDM generally in accordance with our respective economic interests in QDM. Neither ADMI or we made any loans to QDM during 2004 and 2003. As of December 31, 2004, the aggregate principal balance and accrued interest outstanding on loans to QDM from ADMI and us was $4.6 million and $12.8 million, respectively. All outstanding balances on loans we made to QDM have been written off as of December 31, 2002.

        In October 1999, we agreed to purchase certain telephony-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from ADMI in exchange for a promissory note in the amount of $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. During 2004 and 2003, we paid $2 million and $4 million in interest, respectively, and $4 million and $3 million in principal, on the note, respectively. During 2002 we paid no interest or principal on the note. At December 31, 2004, the outstanding accrued interest on the note was approximately $400,000 and the outstanding principal balance on the note was $26.5 million.

        Pre-Merger Qwest and KPN formed a joint venture, KPNQwest, in April 1999. During 2002 we entered into several transactions with KPNQwest for the purchase and sale of optical capacity assets and the provisioning of services, including but not limited to private line, web hosting, Internet protocol transit and DIA. We made purchases of these assets and services from KPNQwest totaling $169 million in 2002. We recognized revenue on products and services sold to KPNQwest in the amount of $12 million in 2002. Pricing for these services was based on what we believed to be the fair market value at the time the transactions were consummated. Some of KPNQwest's sales to us were in accordance with the distribution agreement with KPNQwest, whereby we were, in certain circumstances, the exclusive distributor of certain of KPNQwest's services in North America. As of December 31, 2001, we had a remaining commitment to purchase up to 81 million Euros (or $72 million based on a conversion rate at December 31, 2001) worth of network capacity through 2002 from KPNQwest. In connection with KPNQwest's bankruptcy, the purchase commitment terminated during June 2002.

        In March 2002, KPNQwest acquired certain assets of Global TeleSystems Europe B.V. ("GTS") for convertible notes of KPNQwest with a face amount of 211 million Euros ($186 million based on a conversion rate at March 18, 2002), among other consideration, under an agreement entered into in October 2001. As disclosed to our Board prior to the acquisition, a subsidiary of Anschutz Company had become a creditor of GTS in 2001. We understand that in 2002 and 2001, as part of a group of GTS bondholders, an Anschutz Company subsidiary also provided interim financing to GTS. In connection with the consummation of KPNQwest's acquisition of the GTS assets, the Anschutz Company subsidiary received a distribution of notes with a face amount of approximately 37 million Euros ($33 million based on a conversion rate at March 18, 2002). We understand that the allocation of notes to the Anschutz Company subsidiary was determined by a creditor committee for GTS that did not include any representatives of Anschutz Company. The KPNQwest notes and the shares referenced above were written down to zero by the Anschutz Company.

Note 17: Commitments and Contingencies

Commitments

  Future Contractual Obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2004:

	Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations:(1)(2)(3)
Long-term debt	$591	$494	$2,249	$595	$1,315	$12,000	$17,244
Interest on debt(4)	1,496	1,432	1,339	1,202	1,133	7,566	14,168
Capital lease and other obligations	22	19	20	18	15	28	122
Operating leases	324	279	257	231	205	1,393	2,689

Subtotal	2,433	2,224	3,865	2,046	2,668	20,987	34,223
Purchase commitment obligations:
Telecommunications commitments	435	204	122	61	10	—	832
IRU operating and maintenance obligations	20	19	19	19	19	236	332
Advertising and promotion	53	36	31	31	31	214	396
Services	274	264	199	196	166	89	1,188

Total purchase commitment obligations	782	523	371	307	226	539	2,748

Total future contractual obligations	$3,215	$2,747	$4,236	$2,353	$2,894	$21,526	$36,971

(1)
The table does not include our open purchase orders as of December 31, 2004. These are primarily purchase orders at fair value that are cancelable without penalty and are part of normal operations.

(2)
This table does not include accounts payable of $731 million, accrued expenses and other current liabilities of $2.3 billion, and other long-term liabilities of $2.0 billion all of which are recorded on our December 31, 2004 consolidated balance sheet.

(3)
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

(4)
Interest expense in all years will differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2004.

        Capital Leases.    We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2004, 2003 and 2002 were $56 million, $36 million and $36 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $174 million, $183 million and $391 million of cost less accumulated amortization of $50 million, $80 million and $191 million at December 31, 2004, 2003 and 2002, respectively.

        The future minimum payments under capital leases as of December 31, 2004 are reconciled to our balance sheet as follows:

Capital Lease Obligations
(Dollars in millions)
Total minimum payments	$122
Less: amount representing interest	(45)

Present value of minimum payments	77
Less: current portion	(5)

Long-term portion	$72

        Operating Leases.    Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense under these operating leases was $405 million, $479 million and $504 million during 2004, 2003 and 2002, respectively, net of sublease rentals of $36 million, $33 million and $25 million, respectively. Future contractual obligations for operating leases as reported in the table above have not been reduced by minimum sublease rentals of $232 million to be realized under non-cancelable subleases.

        Employee Benefit Plans.    We offer pension and post-retirement benefits to our employees, some of which are due under contractual agreements. Pension and certain post-retirement benefits are paid through trusts and therefore are not included in this table, as we are not able to reliably estimate future required contributions to the trusts. As of December 31, 2004, our qualified defined benefit pension plan was fully funded. As of December 31, 2004 we recorded a liability in our balance sheet of $3.391 billion for post-retirement and other post-employment benefit obligations. The liability is impacted by various actuarial assumptions and will differ from the sum of the future value of actuarially estimated payments. See further discussion of our benefit plans in Note 11—Employee Benefits.

        Purchase Commitment Obligations.    We have telecommunications commitments with CLECs, IXCs and third-party vendors that require us to make payments to purchase network services, capacity and telecommunications equipment. These commitments generally require us to maintain minimum monthly and/or annual billings, based on usage.

        Included in the telecommunications commitments are purchase commitments that we entered into with KMC in connection with sales of equipment to KMC. At that time we also entered into facilities management services agreements with them. In connection with the KMC arrangements, we also agreed to pay the monthly service fees directly to trustees that serve as paying agents on debt instruments issued by special purpose entities sponsored by KMC. Our remaining purchase obligations under these agreements totaled $171 million as of December 31, 2004. These unconditional purchase obligations require us to pay at least 75% or $128 million as of December 31, 2004, of the monthly service fees for the entire term of the agreements, regardless of whether KMC provides us services. However, we are in dispute with KMC over additional potential amounts as described below.

        A portion of our fiber optic broadband network includes facilities that were purchased or are leased from third parties in the form of IRUs. These agreements are generally 20 to 25 years in length and generally include the requirement for us to pay operating and maintenance fees to a third party for the term of the agreement.

  Letters of Credit and Guarantees

        We maintain letter of credit arrangements with various financial institutions for up to $90 million. At December 31, 2004, the amount of letters of credit outstanding was $32 million.

Contingencies

        Throughout this note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

Investigations and Securities Actions

        The investigations and securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our previously issued consolidated financial statements for the year ended December 31, 2002 (the "2002 Financial Statements"), affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, we recorded reserves in our financial statements totaling $750 million in connection with these matters. On October 21, 2004, we entered into a settlement with the SEC, concluding a formal investigation concerning our accounting and disclosures, among other subjects, that began in April 2002. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with our SEC settlement. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss we believe is probable with respect to the securities actions described below.

        We have recorded our estimate of the minimum liability because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve that will remain after we have paid the amount owed under the SEC settlement is insufficient to cover these other matters, we will need to record additional charges to our statement of operations in future periods. Additionally, we are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these remaining matters due to their preliminary and complex nature, and, as a result, the amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

        At this time, we believe that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover our losses and the losses of individual insureds following our November 12, 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the investigations and securities actions described below. The insurance proceeds are subject to claims by us and other insureds for, among other things, the costs of defending certain of these matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, or agreements or applicable laws may obligate us to indemnify our current and former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the investigations, securities actions and certain other litigation.

        We continue to defend against the securities actions vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

  Investigations

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest's business. We believe the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in our 2002 Financial Statements, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us, and certain prior disclosures made by us. We are continuing in our efforts to cooperate fully with the U.S. Attorney's Office in its investigation. However, we cannot predict the outcome of this investigation or the timing of its resolution.

        As the General Services Administration, or GSA, previously announced in July 2002, it is conducting a review of all contracts with Qwest for purposes of determining present responsibility. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether Qwest should be considered for debarment. We have been informed that the basis for the referral was the February 2003 indictment against four former Qwest employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. On February 2, 2005, we were informed that the Inspector General had made a second referral regarding whether we should be considered for debarment, this one based generally on the matters that are the subject of the complaint filed against Qwest in connection with its settlement with the SEC, and on SEC actions against and settlements with three former Qwest employees in 2003 and 2004 and a fourth action filed against a former Qwest employee in 2004 that is currently pending in the federal district court in Colorado. We are cooperating fully with the GSA and believe that Qwest will remain a supplier of the Federal government; however, if we are not allowed to be a supplier to the Federal government, we would lose the ability to expand the services we could provide to a purchaser of telecommunications services that has historically represented between 2% and 3% of our consolidated annual revenue.

  Securities Actions

        Qwest is a defendant in the securities actions described below. Plaintiffs in these actions have variously alleged, among other things, that Qwest violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors and current and former employees. Other defendants in one or more of these actions include current and former directors of Qwest, former officers and employees of Qwest, Arthur Andersen LLP, certain investment banks and others.

  •
  Consolidated securities action. Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of Qwest between May 24, 1999 and February 14, 2002, have been consolidated into a consolidated securities action pending in federal district court in

    Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about Qwest's business and investments, including making materially false statements in certain Qwest registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the putative class will seek damages in the tens of billions of dollars.

  •
  ERISA action. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. We expect that an eighth action purportedly brought on behalf of the Plan will also be consolidated into the consolidated action. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of Qwest stock in the Plan assets. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys' fees and costs and restitution.

  •
  Colorado action. A putative class action purportedly brought on behalf of purchasers of Qwest's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make Qwest appear successful and to inflate the value of Qwest's stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

  •
  New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused Qwest's stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about Qwest's business, revenues and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

  •
  CALSTRS action. An action by the California State Teachers' Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme to falsely inflate Qwest's revenue and decrease its expenses so that Qwest would appear more successful than it actually was during the period in which CalSTRS purchased Qwest securities, and asserts that defendants' actions caused it to lose in excess of $150 million invested in Qwest's equity and debt securities. Plaintiffs seek compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

  •
  SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate Qwest's revenues and decrease its expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in Qwest securities are in excess of $12.5 million. SURSI seeks, among other things, compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants' assets, and disgorgement.

  •
  SPA action. An action by Stichting Pensioenfonds ABP, or SPA, is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of Qwest's revenues and growth prospects and that its losses from investments in Qwest securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys' fees and costs.

  •
  SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about Qwest. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys' fees.

  •
  TRSL action. An action by the Teachers' Retirement System of Louisiana, or TRSL, is pending in federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges, among other things, that defendants issued false and misleading financial reports about Qwest. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys' fees.

  •
  NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of Qwest's revenues and growth prospects and that their losses from investments in Qwest securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys' fees and costs.

KPNQwest Litigation

        A putative class action is pending in the federal district court for the Southern District of New York against Qwest, certain of our former executives who were also on the supervisory board of KPNQwest (in which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002 against Willem Ackermans, the former Executive Vice President and Chief Financial Officer of KPNQwest. The second amended complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' attorneys' fees and costs.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. Qwest is a defendant in this lawsuit along with Qwest B.V., Joseph Nacchio, Qwest's former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

        On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. Qwest is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, Qwest's former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of

KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs' attorneys' fees and costs.

        The three KPNQwest litigation matters described above and the KPNQwest matter described in Note 18—Subsequent Events are in preliminary phases and we continue to defend against the three filed cases vigorously and will likewise defend against the fourth matter if it is filed. We have not yet conducted discovery on plaintiffs' possible recoverable damages and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these matters were to prevail. Any settlement or judgment in certain of these matters could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in certain of these matters, our financial condition and our ability to meet our debt obligations could be materially and adversely affected.

Regulatory Matters

        As described below, formal proceedings against us have been initiated with the public utilities commissions in several states alleging, among other things, that we, in contravention of federal and state law, failed to file interconnection agreements with the state commissions and that we therefore allegedly discriminated against various CLECs. The complainants seek fines, penalties and/or carrier credits.

  •
  Minnesota. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission. On November 1, 2002, the Minnesota Commission issued a written order finding against us. The Minnesota Commission's final, written decision was issued on May 21, 2003 and would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. The Minnesota Commission, the carriers and Qwest each appealed portions of the decision to the federal district court in Minnesota, and the district court upheld the penalty and vacated the carrier credits. The Minnesota Commission, the carriers and Qwest each have appealed to the Eighth Circuit Court of Appeals.

  •
  Colorado. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against the company. The administrative law judge's recommendation will come before the Commission on motions for reconsideration.

  •
  New Mexico. On April 29, 2004, the New Mexico Staff recommended penalties totaling $5.05 million. New Mexico CLECs have also requested carrier credits. In December 2004, Qwest, the Staff, the New Mexico Attorney General and party-CLECs entered into and filed for approval a settlement that would resolve all claims for penalties and credits for a total payment of $3.5 million. On January 26, 2005 the administrative law judge certified and recommended approval of the proposed settlement.

  •
  Washington. On November 9, 2004, Qwest and the Staff of the Washington Commission entered into a settlement under which Qwest agreed to pay a penalty of $7.8 million. This settlement, which is subject to approval by the Washington Commission, does not require Qwest to provide any credits to CLECs.

  •
  Oregon. Oregon is considering a stipulation between Qwest and the Oregon Staff for the payment of a penalty of approximately $1 million.

        Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

        The New Mexico state regulatory commission has opened a docket to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico. Multiple parties have filed comments in that docket and variously argue that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions. The ultimate outcome of this matter is uncertain but could result in obligations or price changes that could be significant.

        To the extent appropriate we have provided for the above matters. We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        In January 2001, an amended class action complaint was filed in Denver District Court against Qwest certain former officers and certain current and former directors on behalf of stockholders of U S WEST. The complaint alleges that Qwest had a duty to pay a quarterly dividend to U S WEST stockholders of record as of June 30, 2000. Plaintiffs further claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim Qwest denies. Plaintiffs seek damages of approximately $272 million plus interest, a constructive trust upon Qwest's assets in the amount of the dividend, costs, and attorneys' fees on behalf of the class which was certified by the court on January 31, 2005.

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed on various dates in various courts against Qwest on behalf of landowners in California, Colorado, Georgia, Illinois, Indiana, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. The complaints challenge Qwest's right to install its fiber optic cable in railroad rights-of-way and, in Colorado, Illinois and Texas, also challenge Qwest's right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit Qwest to install Qwest's fiber optic cable in the right-of-way without their consent. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which Qwest's network passes. The California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas actions purport to be on behalf of a class of such landowners in those states, respectively. The Illinois action purports to be on behalf of landowners adjacent to railroad rights-of-way over which Qwest's network passes in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. District court approval of a proposed nationwide settlement of all these matters (except those in Louisiana) was vacated by the Seventh Circuit Court of Appeals in October 2004. This ruling is subject to discretionary review by the Supreme Court of the United States.

        On January 20, 2004, we filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, "KMC"). Subsequently, we filed an amended complaint to name additional defendants, including General Electric Capital Corporation ("GECC"), one of KMC's lenders, and GECC filed a complaint in intervention. We are seeking a declaration that a series of agreements with KMC and its lenders are not effective because conditions precedent were not satisfied and to recoup other damages and attorneys' fees and costs. These agreements would obligate us to pay a net incremental amount of approximately $105 million if determined to be effective. GECC and KMC have asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC seek a declaration that the relevant agreements are in effect and claim monetary damages for anticipatory breach of the agreements and their attorneys' fees and costs.

        The IRS proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves Qwest's allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes the allocation of the costs between Qwest and third parties. Similar claims have been asserted with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court, and we do not believe the IRS will be successful, although the ultimate outcome is uncertain. If Qwest were to lose this issue for the tax years 1994 through 1998, we estimate that we would have to pay $57 million plus interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

        In 2004, we recorded income tax expense of $158 million related to a change in the expected timing of deductions related to our tax strategy, referred to as the Contested Liability Acceleration Strategy ("CLAS"), which we implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the Company and into trusts managed by a third party trustee. In July 2004, we were formally notified by the IRS that it was contesting the CLAS tax strategy. Also in July 2004, in connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2004, and as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, we adjusted our accounting for CLAS as required by SFAS No. 109. The change in expected timing of deductions caused an increase in our liability for uncertain tax positions and a corresponding increase in our net operating loss carry-forwards ("NOLs"). Because we are not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we recorded an increase in our valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September 2004 the IRS proposed a penalty of $37 million on this strategy. The Company believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. We intend to vigorously defend our position on this and other tax matters.

Note 18: Subsequent Events

        On January 20, 2005, Citibank, N.A., Deutsche Bank AG London, ABN AMRO Bank N.V. and others notified us of their intent to file a complaint in the District Court for the City and County of Denver, State of Colorado, that would allege, among other things, fraud, misrepresentation, breach of fiduciary duty and related aiding and abetting claims, in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that Qwest would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, Qwest's former General Counsel, and other former employees of Qwest or KPNQwest. Plaintiffs have indicated their intention to seek compensatory damages (including interest), statutory and punitive damages and an award of plaintiffs' attorneys' fees and costs.

        On February 11, 2005, we transmitted a letter to the Board of Directors of MCI, Inc. in which we proposed the acquisition of MCI by us. Under the terms of our proposal, MCI shareholders would receive $23 per MCI share, comprised of $7.50 in cash and, calculated at the closing price of our common stock on February 11, 2005, $15.50 of our common stock based on a fixed exchange ratio of 3.735 shares of our common stock per MCI share. MCI shareholders would also receive $0.40 in quarterly dividends per MCI share for the four quarters anticipated between execution of a merger agreement and closing. We reconfirmed the terms of this proposal in a letter to MCI's Board of Directors on February 13, 2005. We subsequently learned that MCI had agreed to be acquired by Verizon Communications Inc., and, on February 17, 2005, we transmitted another letter to MCI's Board of Directors in which we notified MCI of our intention to submit a modified proposal to acquire MCI, notwithstanding MCI's agreement with Verizon, and also noted our expectation that MCI and its advisors will engage us in a meaningful dialogue regarding the merits of our proposal and provide us access to due diligence information that we believe has been made available to other parties. We cannot provide any assurance as to whether we will be successful in our effort to acquire MCI.

Note 19: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2004
Operating revenue	$3,481	$3,442	$3,449	$3,437	$13,809
Operating income (loss)	96	(357)	(173)	146	(288)
Loss from continuing operations	(310)	(776)	(569)	(139)	(1,794)
Net loss	(310)	(776)	(569)	(139)	(1,794)
Basic and diluted earnings (loss) income per share:
Loss from continuing operations	(0.17)	(0.43)	(0.31)	(0.09)	(1.00)
Net (loss) income	(0.17)	(0.43)	(0.31)	(0.09)	(1.00)
2003
Operating revenue	$3,624	$3,596	$3,570	$3,498	$14,288
Operating income (loss)	183	177	(523)	(91)	(254)
Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(196)	(204)	(942)	(490)	(1,832)
Loss from continuing operations	(120)	(125)	(686)	(382)	(1,313)
Income (loss) from discontinued operations, net of taxes of $42, $34, $1,598, $(16), respectively	66	61	2,517	(25)	2,619

(Loss) income before cumulative effect of changes in accounting principles, net of taxes	(54)	(64)	1,831	(407)	1,306
Cumulative effect of changes in accounting principles, net of taxes, $131, $0, $0, and $0, respectively	206	—	—	—	206

Net income (loss)	152	(64)	1,831	(407)	1,512

Basic and diluted earnings (loss) per share:
Loss from continuing operations	(0.07)	(0.07)	(0.39)	(0.23)	(0.76)
Discontinued operations	0.04	0.03	1.44	0.00	1.51

(Loss) income before cumulative effect of changes in accounting principles	(0.03)	(0.04)	1.05	(0.23)	0.75
Cumulative effect of change in accounting principles	0.12	—	—	—	0.12

Basic and diluted (loss) income per share	0.09	(0.04)	1.05	(0.23)	0.87

Fourth Quarter 2004

        Included in net loss is a reversal of the $36 million charge for tax penalties recorded in the third quarter; a tax benefit of $27 million relating to a change in the allowance against deferred tax assets; and after-tax asset impairment charges of $36 million.

Third Quarter 2004

        Included in net loss is an after-tax charge of $250 million to increase litigation reserves; a charge of $36 million for accrual of tax penalties; after-tax asset impairment charges of $34 million; and a tax benefit of $16 million relating to a change in the valuation allowance.

Second Quarter 2004

        Included in net loss is an after-tax charge of $300 million to increase litigation reserves; a tax charge of $136 million relating to a change in the valuation allowance against deferred tax assets; an after-tax charge of $127 million resulting from a planned workforce reduction; an after tax impairment charge of $43 million relating to the payphone business and certain network supplies; and an after tax benefit of $50 million relating to a favorable customer bankruptcy settlement.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qwest Communications International Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Qwest Communications International Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qwest Communications International Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Qwest Communications International Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Qwest Communications International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 18, 2005 expressed an unqualified opinion on those consolidated financial statements.

                      KPMG LLP

Denver, Colorado
February 18, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2004. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        Also, there were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 of this annual report on Form 10-K is incorporated by reference to our definitive proxy statement for our 2005 Annual Meeting of Stockholders, or our 2005 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 under the headings "Proposal No. 1—Election of Directors," "Executive Officers and Management," "Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" and to Item 1 of this annual report under the heading "Website Access."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 of this annual report on Form 10-K is incorporated by reference to our 2005 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 under the headings "Director Compensation," "Executive Compensation," "Stock Option Grants," "Option Exercises and Holdings," "Pension Plans," "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of this annual report on Form 10-K is incorporated by reference to our 2005 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 under the heading "Beneficial Ownership of Shares of Common Stock."

Equity Compensation Plan Information

        We currently maintain four compensation plans under which shares of our common stock are authorized for issuance to employees and non-employees: our Equity Incentive Plan; our Employee Stock Purchase Plan; our Nonqualified Employee Stock Purchase Plan and our Equity Compensation Plan for Non-Employee Directors. Our Equity Incentive Plan and Employee Stock Purchase Plan have been approved by our stockholders. Our Nonqualified Employee Stock Purchase Plan and our Equity Compensation Plan for Non-Employee Directors, each of which is described in more detail below, have not been approved by our stockholders. The following table provides information as of December 31, 2004 about outstanding options and shares reserved for future issuance under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	126,974,371	$14.65	72,780,364	(2)
Equity compensation plans not approved by security holders	—	—	10,083,267	(3)

Total	126,974,371		82,863,631

(1)
Includes 30,887,589 shares issuable upon the exercise of outstanding options we assumed in connection with acquisitions, including the U S WEST merger. The weighted-average exercise price of these options is $29.59. We do not intend to grant any new options under the plans pursuant to which these options were originally granted.

(2)
Includes 54,547,560 shares available for future issuance under our Equity Incentive Plan and 18,232,804 shares available for future issuance under our Employee Stock Purchase Plan. The number of shares available for future issuance under our Equity Incentive Plan is based on a formula. Our Equity Incentive Plan provides that the maximum total number of shares that may be issued under our Equity Incentive Plan at any time is equal to 10% of the total number of shares that are issued and outstanding at such time (determined as of the close of trading on the New York Stock Exchange on the trading day immediately preceding such time), reduced by the number of shares subject to outstanding awards granted under the Equity Incentive Plan and outstanding options granted under any other plan or arrangement of Qwest or a subsidiary of Qwest (excluding the Employee Stock Purchase Plan) at such time.

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

        In 2002, our Board of Directors adopted a Nonqualified Employee Stock Purchase Plan; however, we have not commenced any offers nor issued any shares of our common stock under the plan. If used, any employee of Qwest, or any employee of a subsidiary of Qwest that adopts the plan with Qwest's consent, will be entitled to participate in the plan. The Nonqualified Employee Stock Purchase Plan will provide eligible employees with an opportunity to purchase shares of our common stock. The maximum number of shares of common stock that may be purchased under the Nonqualified Employee Stock Purchase Plan is, in the aggregate, 10,000,000. Under the plan, offers to purchase common stock will be made on the first day of each calendar month and last for a period of one calendar month, unless otherwise determined by the Compensation and Human Resources Committee of our Board of Directors. An eligible employee may participate in any offer under the plan by authorizing payroll deductions of up to 15% of his or her base salary and commissions paid per pay period. Amounts withheld will be held for the credit of the participant as part of our general funds and will not accrue interest. On the last day of each calendar month, the entire account balance of a participating employee will be applied to purchase shares of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the last trading day of that month. In no event, however, will an employee be permitted to purchase more than 20,000 shares of common stock through the plan in any single offer. Participants may not transfer shares of common stock purchased under the plan until after the last day of the sixth month following the month in which the shares were purchased. We have the right to terminate or amend the plan at any time. If not previously terminated by our Board of Directors, the plan will terminate on the date as of which participants have purchased a number of shares equal to or greater than the number of shares then subject to the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 of this annual report on Form 10-K is incorporated by reference to our 2005 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 under the headings "Certain Transactions and Legal Proceedings" and "Compensation Committee Interlocks and Insider Participation."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of this annual report on Form 10-K is incorporated by reference to our 2005 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 under the heading "Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this report:

        (a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

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
(3.3)
Amended and Restated Bylaws of Qwest, adopted as of July 1, 2002 and amended as of May 25, 2004 (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).
(4.1)
Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).
(4.2)
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)
Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to exhibit 4.1 of Qwest's Form S-4 as declared effective on January 5, 1998, File No. 333-42847).
(4.4)
Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).
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
(4.10)
Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).
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
(4.15)	Officer's Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation's Form S-4, File No. 333-115119).
(4.16)
Indenture, dated as of December 26, 2002, between Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).
(4.17)
First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).
(4.18)
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
(4.19)
Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).
(4.20)
Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).
(4.21)
Indenture, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.22)
First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Registration Statement on Form S-4, File No. 333-115119).
(4.23)
Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).
10.1	Equity Incentive Plan, as amended, including forms of option and restricted agreements.*
(10.2)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2003 Proxy Statement for the Annual Meeting of Stockholders).*
(10.3)**	Nonqualified Employee Stock Purchase Plan.*
(10.4)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*
(10.5)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*
(10.6)	Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).*
(10.7)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest's Form S-8 filed on January 15, 2004, File No. 333-11923).*
(10.8)	2005 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest's Current Report on Form 8-K, filed December 17, 2004, File No. 001-15577).*
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
(10.17)
Registration Rights Agreement, dated March 12, 2002, by and among Qwest Corporation and the initial purchasers named therein (incorporated by reference to Qwest Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 001-03040).
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
(10.20)
Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.21)
Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation's Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).
(10.22)
Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*
(10.23)
Aircraft Time Sharing Agreement, dated November 2, 2004, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.24)
Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*
(10.25)
Aircraft Time Sharing Agreement, dated March 19, 2004, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.26)**	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer.*
(10.27)**	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer.*

(10.28)**	Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz.*
(10.29)**	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger.*
(10.30)**	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger.*
(10.31)
Letter Agreement, dated August 19, 2004, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*
(10.32)
Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*
(10.33)
Aircraft Time Sharing Agreement, dated March 19, 2004, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.34)	Letter Agreement, dated March 27, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).*
10.35	Severance Agreement, dated as of July 28, 2003, by and between Qwest and John W. Richardson.*
(10.36)
Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†
12	Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Qwest.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Quarterly Operating Revenue.
99.2	Quarterly Condensed Consolidated Statement of Operations.

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

        In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 18, 2005.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ JOHN W. RICHARDSON John W. Richardson Controller and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of February 2005.

Signature	Title

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ OREN G. SHAFFER Oren G. Shaffer	Vice Chairman and Chief Financial Officer (Principal Financial Officer)
* Linda G Alvarado	Director
* Philip F. Anschutz	Director
* Charles L. Biggs	Director
* K. Dane Brooksher	Director
* Thomas J. Donohue	Director
* Cannon Y. Harvey	Director

* Peter S. Hellman	Director
* Vinod Khosla	Director
* Frank P. Popoff	Director
* Craig D. Slater	Director

*By:	/s/ RICHARD C. NOTEBAERT Richard C. Notebaert As Attorney-In-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qwest Communications International Inc.:

        Under date of February 18, 2005, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the December 31, 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
February 18, 2005

S-1

QWEST COMMUNICATIONS INTERNATIONAL INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN MILLIONS)

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
Allowance for doubtful accounts:
2004	$280	$194	$296	$178
2003	360	304	384	280
2002	402	511	553	360

S-2