Form 10-Q
period 2005-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2005-05-03
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        On April 30, 2005, 1,817,555,372 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

TABLE OF CONTENTS

Item
Glossary of Terms
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three months ended March 31, 2005 and 2004 (unaudited)
Condensed Consolidated Balance Sheets—March 31, 2005 and December 31, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows—Three months ended March 31, 2005 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
2.	Unregistered Sales of Equity Securities and Use of Proceeds
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

  •
  Bell Operating Company (BOC).  As defined in the Telecommunications Act of 1996, the term includes our subsidiary, Qwest Corporation, as the successor to U S WEST Communications, Inc. Under the Telecommunications Act of 1996, "Bell Operating Company" also would include any successor or assign of Qwest Corporation that provides wireline telephone exchange service.

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

  •
  Integrated Services Digital Network (ISDN).  A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

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

  •
  IntraLATA long-distance services.  These services include calls that terminate outside a caller's local calling area but within their LATA, including wide area telecommunications service or "800" services for customers with geographically highly concentrated demand.

  •
  Local Access Transport Area (LATA).  A geographical area in which telecommunications providers may offer services. There are 163 LATAs in the United States and 27 in our local service area.

  •
  Local Calling Area.  A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Operating revenues	$3,449	$3,481
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,439	1,454
Selling, general and administrative	1,036	1,154
Depreciation	653	654
Amortization of capitalized software and other intangible assets	121	123

Operating income	200	96

Other expense (income):
Interest expense—net	381	397
Gain on sale of assets	(257)	(1)
Other expense—net	15	13

Total other expense—net	139	409

Income (loss) before income taxes	61	(313)
Income tax (expense) benefit	(4)	3

Net income (loss)	$57	$(310)

Basic income (loss) per share	$0.03	$(0.17)

Basic weighted average shares outstanding	1,816,758	1,773,268

Diluted income (loss) per share	$0.03	$(0.17)

Diluted weighted average shares outstanding	1,822,377	1,773,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS)

(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,406	$1,151
Short-term investments	966	764
Accounts receivable (less allowance of $189 million and $178 million, respectively)	1,603	1,594
Prepaid expenses and other current assets	535	549
Assets held for sale	18	160

Total current assets	4,528	4,218
Property, plant and equipment—net	16,458	16,853
Capitalized software and other intangible assets—net	1,112	1,179
Prepaid pension asset	1,187	1,192
Other assets	844	882

Total assets	$24,129	$24,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$601	$596
Accounts payable	705	731
Accrued expenses and other current liabilities	2,111	2,290
Deferred revenue and advanced billings	642	669

Total current liabilities	4,059	4,286
Long-term borrowings (net of unamortized debt discount of $38 and $35 respectively)	16,691	16,690
Post-retirement and other post-employment benefit obligations	3,404	3,391
Deferred revenue	554	559
Other long-term liabilities	1,985	2,010

Total liabilities	26,693	26,936
Commitments and contingencies (Note 9)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,818,299 and 1,817,494 shares issued, respectively	18	18
Additional paid-in capital	43,111	43,111
Treasury stock—1,010 and 1,108 shares, respectively (including 62 and 168 shares, respectively, held in Rabbi trust)	(20)	(20)
Accumulated deficit	(45,664)	(45,721)
Accumulated other comprehensive loss	(9)	—

Total stockholders' deficit	(2,564)	(2,612)

Total liabilities and stockholders' deficit	$24,129	$24,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$57	$(310)
Adjustments to net income (loss):
Depreciation and amortization	774	777
Provision for bad debts	57	93
Gain on sale of assets	(257)	(1)
Other non-cash charges—net	1	77
Changes in operating assets and liabilities:
Accounts receivable	(66)	126
Prepaid and other current assets	11	24
Accounts payable and accrued expenses	(178)	(128)
Deferred revenue and advance billings	(32)	(64)
Other non-current assets and liabilities	(24)	(34)

Cash provided by operating activities	343	560

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(313)	(455)
Proceeds from sale of property and equipment	418	—
Proceeds from sale of investment securities	630	216
Purchase of investment securities	(822)	(351)
Other	1	(4)

Cash used for investing activities	(86)	(594)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	1,765
Repayments of long-term borrowings, including current maturities	(5)	(1,686)
Proceeds from issuance of common and treasury stock	3	1
Debt issuance costs	—	(40)
Other	—	(19)

Cash (used for) provided by financing activities	(2)	21

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash	255	(13)
Beginning balance	1,151	1,366

Ending balance	$1,406	$1,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries and references in this report to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

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

        In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"). The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three month period ended March 31, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

        As explained in our 2004 Form 10-K, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R") in the first quarter of 2004. Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us. Both relationships are with entities that provide Internet port access and services to their customers. We do not currently have sufficient information about the entities to complete our analysis under FIN 46R, even though we have continuously requested it. Until further information is available to us, we are unable to come to any conclusion regarding consolidation under FIN 46R.

  Stock-based compensation

        In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"), which is effective for financial statements related to periods ending after December 15, 2002. SFAS No. 148 requires the following expanded disclosure regarding stock-based compensation.

        We account for our stock-based compensation arrangements under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic-value method, no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FASB Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

        Had compensation cost for our stock-based compensation plans been determined under the fair-value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and basic and diluted income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions, except per share amounts)
Net income (loss):
As reported	$57	$(310)
Add: Stock-option-based employee compensation expense included in reported net income (loss), net of related tax effects	—	(2)
Deduct: Total stock-option-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(17)	(14)

Pro forma income (loss)	$40	$(326)

Net income (loss) per share:
As reported—basic	$0.03	$(0.17)
As reported—diluted	$0.03	$(0.17)
Pro forma—basic	$0.02	$(0.18)
Pro forma—diluted	$0.02	$(0.18)

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See "Recently Issued Accounting Pronouncements" below for further discussion of SFAS 123R.

  Earnings per share

        The weighted average number of shares used for computing basic income (loss) per share for the three months ended March 31, 2005 and 2004 was 1,817 million and 1,773 million, respectively. The weighted average number of shares used for computing diluted income (loss) per share for the three months ended March 31, 2005 was 1,822 million which includes the dilutive effect of 148 million outstanding stock options. For the three months ended March 31, 2004, the effects of approximately 143 million of outstanding stock options were excluded from the calculation of diluted income (loss) per share because the effect was anti-dilutive.

  Reclassifications

        We have reclassified our investments in auction rate securities of $619 million as of December 31, 2004 from cash and cash equivalents into short-term investments in our consolidated balance sheets. We invest in auction rate securities as part of our cash management strategy. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through dutch auctions that are typically held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We have also reclassified the purchases and sales of these auction rate securities in our condensed consolidated statements of cash flows, increasing cash used for investing activities by $137 million for the quarter ended March 31, 2004. This reclassification has no impact on previously reported total current assets, total assets, working capital position, results of operations or debt covenants and does not affect previously reported cash flows from operating or financing activities.

        Other short-term investments of $145 million as of December 31, 2004 have also been reclassified to short-term investments from prepaid and other assets.

        Certain other prior year balances have been reclassified to conform to the current year presentation.

  Recently issued accounting pronouncements

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations". FIN 47 will be effective for Qwest on December 31, 2005 and requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is remodeled. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. We are in the process of quantifying the impact FIN 47 will have on our financial position and results of operations.

        In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R, "Share-Based Payments." SFAS 123R will now be effective for Qwest as of the interim reporting period beginning January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

Note 2: Assets Held for Sale

Wireless Assets

        On July 1, 2004, we entered into an agreement with Verizon Wireless ("Verizon") under which it agreed to acquire all of our PCS licenses and substantially all of our related wireless network assets in our local service area (including cell sites and wireless network infrastructure, site leases, and associated network equipment). This sale closed in the first quarter of 2005, and Verizon Wireless paid us $418 million to purchase these assets. As of December 31, 2004, $160 million of assets were classified as held for sale on our consolidated balance sheet, and we recorded a gain of $257 million from this sale, and other dispositions of wireless assets, in the three months ended March 31, 2005.

Excess network supplies held for sale

        We periodically review our network supplies against our usage requirements to identify potential excess supplies for disposal. The excess supplies identified are then moved to held for sale and carried at the lower of cost or estimated sales price less costs to sell. The carrying value of the excess supplies is also reviewed each period and updated for current market conditions. The carrying value of network supplies held for sale at March 31, 2005 totals $4 million and is included in assets held for sale on the balance sheet.

Other assets held for sale

        In March 2005, we committed to a plan to sell specific assets no longer needed in our business. As of March 31, 2005, we classified the net book value of the assets, $14 million, as held for sale, and we ceased accruing additional depreciation related to these assets. The effect of the cessation of depreciation of these assets was negligible for the three months ended March 31, 2005.

Note 3: Borrowings

        As of March 31, 2005 and December 31, 2004, our borrowings, net of discounts and premiums, consisted of the following:

	March 31, 2005	December 31, 2004
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$584	$584
Current portion of capital lease obligations and other	17	12

Total current borrowings	$601	$596

Long-term borrowings:
Long-term notes	$16,597	$16,609
Long-term capital lease obligations and other	94	81

Total long-term borrowings	$16,691	$16,690

        To manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt, in 2004 we entered into interest rate swap agreements with notational amounts totaling $825 million. We previously disclosed that all these interest rate swap agreements were designated as fair-value hedges, which effectively converted the related fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. While the structure of the swaps has not changed, we determined in the period ended March 31, 2005, that agreements with notional amounts totaling $575 million do not meet all the requirements to be treated as fair-value hedges. As a result of this change, the decrease in the fair value of the swap agreements, since we entered into these swap agreements, is recorded as a $16 million non-operating loss for the three months ended March 31, 2005, which is included in other expense (income)—net in our results of operations. Had we applied this same accounting treatment to the swap agreements in 2004, the impact would have been immaterial to our 2004 financial statements.

Note 4: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of March 31, 2005 and December 31, 2004, the amounts included as current liabilities were $116 million and $146 million, respectively, and the long-term portions are $364 million and $374 million, respectively.

        An analysis of activity associated with the existing restructuring reserves for the three months ended March 31, 2005 is as follows:

	2004 Restructuring Plan	2003 and Prior Restructuring Plans	Totals
	(Dollars in millions)
Balance at December 31, 2004	$78	$442	$520
Provisions	—	—	—
Utilizations	23	17	40
Reversals	—	—	—

Balance at March 31, 2005	$55	$425	$480

        As of March 31, 2005, 3,790 of the 4,000 planned employee reductions associated with the 2004 restructuring plan had been completed and an additional $23 million of the restructuring reserve had been used for severance payments during the three months ended March 31, 2005. In accordance with our severance plan, the remaining severance payments are expected to occur over the next twelve months.

        As part of the 2003 and prior restructuring plans, we permanently abandoned 104 leased facilities and planned employee reductions. In relation to these plans we recorded a charge to restructuring in our condensed consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases (up to five years), net of estimated sublease rentals, and estimated costs to terminate the leases. Also in 2001 we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified 10 web-hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. Certain of these leases are for terms of up to 20 years. For the three months ended March 31, 2005, we utilized $11 million of the established reserve primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases or sooner if market conditions enable transactions to exit the remaining lease obligations. For the three months ended March 31, 2005, we utilized $5 million of our restructuring reserve primarily to pay amounts due under the abandoned leases and made severance payments of $1 million. All of the 2,240 planned employee reductions under the 2003 restructuring plan are complete.

Note 5: Pension Plan Benefits

        We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational (union) employees. In addition to this qualified Pension Plan we also operate a non-qualified pension plan (the "Non-Qualified Pension Plan") for certain highly compensated employees and executives. We also maintain post-retirement healthcare and life insurance plans that provide medical, dental, vision and life insurance benefits for certain retirees.

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

        The components of the net pension cost (credit), non-qualified pension benefit cost and post-retirement benefit cost are as follows:

	Pension Cost (Credit)		Non-Qualified Pension Cost		Post- retirement Benefit Cost
	Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Service cost	$39	$48	$1	$1	$5	$5
Interest cost	125	140	1	1	81	92
Expected return on plan assets	(174)	(193)	—	—	(33)	(33)
Amortization of transition asset	—	(16)	—	—	—	—
Amortization of prior service cost	(1)	(1)	—	—	(14)	(6)
Recognized net actuarial loss	17	—	—	—	19	23

Net cost (credit) included in current earnings (loss)	$6	$(22)	$2	$2	$58	$81

        The net pension cost is allocated between cost of sales and selling, general and administrative expense in the consolidated statements of operations. The measurement date used to determine pension and other post-retirement benefit measures for the pension plan and the post-retirement benefit plan is December 31.

Note 6: Segment Information

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

        Our wireline segment includes revenue from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services), long-distance voice services (such as IntraLATA long-distance services and InterLATA long-distance services) and other voice services (such as operator services, enhanced voice services, CPE and collocation services). Voice services revenue is also generated on a wholesale basis from, among other things, network transport and billing services, wholesale long-distance service revenue (included in long-distance services revenue), other voice services and wholesale access revenue (included in local voice services revenue). Data and Internet services include data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as DSL, dedicated Internet access ("DIA"), virtual private network ("VPN"), Internet dial access, web hosting, professional services and related CPE). Revenue from optical capacity transactions is also included in revenue from data services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless. In August 2003, Qwest Wireless entered into a services agreement with a subsidiary of Sprint that allows us to resell Sprint wireless services, including access to Sprint's nationwide personal communications service wireless network, to consumer and business customers primarily within our local service area. We began offering these Sprint services under our brand name in March 2004 and completed transitioning all of our wireless customers onto Sprint's network in March 2005.

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

        Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenue shown below for each segment is derived from transactions with external customers. Internally, we do not separately track the total assets of our wireline or other segments. As such, total asset information for the three segments shown below is not presented. Also, prior to the fourth quarter of 2004, we excluded restructuring expenses from segment income. However, restructuring expenses are included in the segment information for all periods that our CODM regularly reviews.

        Segment information for the three months ended March 31, 2005 and 2004 is summarized in the following table:

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)
Operating revenues:
Wireline services	$3,314	$3,342
Wireless services	124	126
Other services	11	13

Total operating revenues	$3,449	$3,481

Segment expenses:
Wireline services	$1,642	$1,806
Wireless services	162	77
Other services	671	725

Total segment expenses	$2,475	$2,608

Segment income (loss):
Wireline services	$1,672	$1,536
Wireless services	(38)	49
Other services	(660)	(712)

Total segment income	$974	$873

Capital expenditures:
Wireline	$255	$376
Wireless	1	—
Other services	57	79

Total capital expenditures	$313	$455

        The following table reconciles segment operating income to net income (loss) for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)
Segment income	$974	$873
Depreciation	(653)	(654)
Amortization of capitalized software and other intangibles assets	(121)	(123)
Total other expense—net	(139)	(409)
Income tax (expense) benefit	(4)	3

Net income (loss)	$57	$(310)

        Set forth below is revenue information for the three months ended March 31, 2005 and 2004 for revenue derived from external customers for our products and services:

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)
Operating revenues:
Local voice	$1,619	$1,726
Long-distance	558	500
Access	150	170

Total voice services	2,327	2,396
Data and Internet services	987	946

Total wireline segment revenues	3,314	3,342
Wireless segment revenues	124	126
Other services revenues	11	13

Total operating revenues	$3,449	$3,481

        We provide a variety of telecommunications services on a national and international basis to global and national businesses (including other telecommunications providers and information service providers), small businesses, governmental agencies and residential customers. It is impractical for us to provide revenue information about geographic areas.

        We do not have any single major customer that provides more than 10 percent of the total of our revenues derived from external customers.

Note 7: Non-Cash Activities

        Supplemental disclosures of non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)
Retirement of debt, net of stock issuance	$—	$37
Assets acquired through capital leases	22	1

        During the three months ended March 31, 2004, we exchanged debt with a carrying value of $43 million that was issued by Qwest Capital Funding, Inc. ("QCF") for approximately 9 million shares of our common stock with a value of $37 million and recorded a $6 million gain on debt extinguishment.

Note 8: Other Comprehensive Income (Loss)

        Other comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in millions)
Net income (loss)	$57	$(310)
Adjustments to other comprehensive income (loss)	(9)	17

Comprehensive income (loss)	$48	$(293)

        During the three months ended March 31, 2005, we recorded an additional minimum liability for our Non-Qualified Pension Plan as the unfunded accumulated benefit obligation exceeded the accrued pension cost.

Note 9: Commitments and Contingencies

        Throughout this note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

DOJ Investigation and Securities Actions

        The Department of Justice ("DOJ") investigation and the securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our previously issued consolidated financial statements for the year ended December 31, 2002 (the "2002 Financial Statements"), affect the risks presented by this investigation and these actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, we recorded reserves in our financial statements totaling $750 million in connection with these matters. On October 21, 2004, we entered into a settlement with the SEC concluding a formal investigation concerning our accounting and disclosures, among other subjects, that began in April 2002. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with our SEC settlement. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss we believe is probable with respect to the securities actions described below.

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

        At this time, we believe that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover our losses and the losses of individual insureds following our November 12, 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the investigation and securities actions described below. The insurance proceeds are subject to claims by us and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, or agreements or applicable laws may obligate us to indemnify our current and former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the investigation, securities actions and certain other litigation.

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

Investigation

        On July 9, 2002, we were informed by the U.S. Attorney's Office for the District of Colorado of a criminal investigation of Qwest's business. We believe the U.S. Attorney's Office is investigating various matters that include the transactions related to the various adjustments and restatements described in our 2002 Financial Statements, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us, and prior disclosures made by us. We are continuing in our efforts to cooperate fully with the U.S. Attorney's Office in its investigation. However, we cannot predict the outcome of this investigation or the timing of its resolution.

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

  •
  Consolidated securities action.  Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of Qwest between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about Qwest's business and investments, including making materially false statements in certain Qwest registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs has indicated that the putative class will seek damages in the tens of billions of dollars. Further, a non-class action brought by Stichting Pensioenfonds ABP ("SPA") (described below under "SPA action") has also been consolidated with the consolidated securities action.

  •
  ERISA actions.  Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of Qwest stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys' fees and costs and restitution. A non-class action alleging similar claims was filed in the federal district court in Montana in June 2003 and was later transferred to federal district court in Colorado.

  •
  Colorado action.  A putative class action purportedly brought on behalf of purchasers of Qwest's stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST/Qwest merger, to make Qwest appear successful and to inflate the value of Qwest's stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

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

  •
  SPA action.  An action by SPA is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of Qwest's revenues and growth prospects and that its losses from investments in Qwest securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys' fees and costs.

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

KPNQwest Litigation

        A putative class action is pending in the federal district court for the Southern District of New York against Qwest, certain of our former executives who were also on the supervisory board of KPNQwest (in which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest's revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs' attorneys' fees and costs.

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. Qwest is a defendant in this lawsuit along with Qwest B.V. (a subsidiary of Qwest), Joseph Nacchio, Qwest's former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

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

  •
  Colorado.  On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against Qwest. The administrative law judge's recommendation came before the Commission on motions for reconsideration, and on April 25, 2005 the Commission issued an order stating that it will not open a show cause proceeding at this time but rather will open a new proceeding to consider the proposed settlement.

  •
  New Mexico.  On April 29, 2004, the New Mexico Staff recommended penalties totaling $5.05 million. New Mexico CLECs have also requested carrier credits. In December 2004, Qwest, the Staff, the New Mexico Attorney General and party-CLECs entered into and filed for approval a settlement that would resolve all claims for penalties and credits for a total payment of $3.5 million. On January 26, 2005, the administrative law judge announced that she would certify and recommend approval of the proposed settlement, and on March 29, 2005 she issued a written order certifying and recommending approval of the proposed settlement.

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

        On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico through March of 2006 pursuant to an Alternative Form of Regulation plan ("AFOR"). The AFOR says, in part, that "Qwest commits to devote a substantial budget to infrastructure investment, with the goal of achieving the purposes of this Plan. Specifically, Qwest will make capital expenditures of not less than $788 million over the term of this Plan. This level of investment is necessary to meet the commitments made in this Plan to increase Qwest's investment and improve its service quality in New Mexico." Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

        On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates Qwest will not be in compliance with the investment commitment at the conclusion of the AFOR in March, 2006, and if the current trend in Qwest's capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that Qwest has an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if Qwest fails to satisfy this investment commitment, any shortfall must be credited or refunded to Qwest's New Mexico customers. The Commission also opened an enforcement and implementation docket to review Qwest's investments and consider the structure and size of any refunds or credits to be issued to customers.

        Qwest has vigorously argued, and will continue to argue, among other things, that the underlying purpose of the investment commitment set forth in the AFOR has been met in that Qwest has met all service quality and service deployment obligations under the AFOR; that, in light of this, it should not be held to a specific amount of investment; and that the Commission has failed to include all eligible investments in the calculation of how much Qwest has actually invested. Nevertheless, Qwest believes it is unlikely the Commission will reverse its determination that Qwest has an unconditional obligation to invest $788 million over the term of the AFOR. In addition, Qwest has argued, and will continue to argue, that customer credits or refunds are an impermissible and illegal form of relief for the Commission to order in the event there is an investment shortfall.

        Qwest believes there is a substantial likelihood that the ultimate outcome of this matter will result in it having to make expenditures or payments beyond those it would otherwise make in the normal course of business. These expenditures or payments could take the form of one or more of the following: penalties, capital investment, basic service rate reductions and customer refunds or credits. At this time, however, Qwest is not able to reasonably estimate the amount of these expenditures or payments and, accordingly, has not reserved any amount for such potential liability. Any final resolution of this matter could be material.

        To the extent appropriate, we have provided reserves for the above matters. We have other regulatory actions pending in local regulatory jurisdictions, which call for price decreases, refunds or both. These actions are generally routine and incidental to our business.

Other Matters

        In January 2001, an amended class action complaint was filed in Denver District Court on behalf of a class of U S WEST stockholders of record as of June 30, 2000, the day of the U S WEST/Qwest merger, alleging that Qwest had a duty to pay a quarterly dividend that had been declared by the U S WEST Board of Directors on June 2, 2000. The complaint named as defendants Qwest, the individuals who served on the U S WEST Board of Directors in June 2000, and Joseph Nacchio. Plaintiffs claim that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim Qwest denies. Plaintiffs seek damages of approximately $273 million plus interest, a constructive trust upon Qwest's assets in the amount of the dividend, costs, and attorneys' fees on behalf of the class, which was certified by the court in January 2005. The case is expected to go to trial in June 2005.

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge Qwest's right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge Qwest's right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit Qwest to install Qwest's fiber optic cable in the right-of-way without the Plaintiffs' consent. Most actions (California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. A newly filed Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which Qwest's network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. District court approval of a proposed nationwide settlement of all these matters was vacated by the Seventh Circuit Court of Appeals in October 2004. This ruling is subject to discretionary review by the Supreme Court of the United States.

        On January 20, 2004, we filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, "KMC"). Subsequently, we filed an amended complaint to name additional defendants, including General Electric Capital Corporation ("GECC"), one of KMC's lenders, and GECC filed a complaint in intervention. We are seeking a declaration that a series of agreements with KMC and its lenders are not effective because conditions precedent were not satisfied and to recoup other damages and attorneys' fees and costs. These agreements would obligate us to pay a net incremental amount of approximately $105 million if determined to be effective. GECC and KMC have asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC seek a declaration that the relevant agreements are in effect and claim monetary damages for anticipatory breach of the agreements and their attorneys' fees and costs. We have not reserved any amount for this matter.

        The Internal Revenue Service, or IRS, proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves Qwest's allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by

us. The IRS disputes the allocation of the costs between Qwest and third parties. Similar claims have been asserted against Qwest with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court, and we do not believe the IRS will be successful, although the ultimate outcome is uncertain. If Qwest were to lose this issue for the tax years 1994 through 1998, we estimate that we would have to pay $57 million plus interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

        In 2004, we recorded income tax expense of $158 million related to a change in the expected timing of deductions related to our tax strategy, referred to as the Contested Liability Acceleration Strategy ("CLAS"), which we implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the company and into trusts managed by a third party trustee. In July 2004, we were formally notified by the IRS that it was contesting the CLAS tax strategy. Also in July 2004, in connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2004, and as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, we adjusted our accounting for CLAS as required by SFAS No. 109, "Accounting for Income Taxes." The change in expected timing of deductions caused an increase in our liability for uncertain tax positions and a corresponding increase in our net operating loss carry-forwards ("NOLs"). Because we are not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we recorded an increase in our valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September 2004 the IRS proposed a penalty of $37 million on this strategy. We believe that the imposition of a penalty is not appropriate as we acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in our initial and subsequent tax returns. We intend to vigorously defend our position on this and other tax matters.

        We have other tax related matters pending against us. To the extent appropriate, we have provided for these matters.

Note 10: Financial Statements of Guarantors

        In February 2004, QCII issued a total of $1.775 billion of senior notes, which consisted of $750 million in floating rate notes due in 2009 with interest at LIBOR plus 3.50%, $525 million fixed rate notes due in 2011 with an interest rate of 7.25%, and $500 million fixed rate notes due in 2014 with an interest rate of 7.50% (the "QCII Guaranteed Notes"). Also, over the period from December 2002 to April 2003, we executed exchanges of approximately $5.8 billion in total face amount of QCF notes for approximately $3.7 billion of Qwest Services Corporation ("QSC") notes consisting of 13.0% notes due 2007, 13.5% notes due 2010 and 14.0% notes due 2014 (the "QSC Guaranteed Notes"). Also, in connection with a cash tender offer in December 2003, QSC purchased $327 million face amount of the QSC Guaranteed Notes for $386 million in cash. As of March 31, 2005, the outstanding QSC Guaranteed Notes total $3.377 billion. The QCII Guaranteed Notes are guaranteed by QCF and QSC. The QSC Guaranteed Notes are guaranteed by QCF and QCII on a senior basis, and the guarantee by QCII is secured by liens on the stock of QSC and QCF.

        The guarantees are full and unconditional, and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, funds necessary to meet each issuer's debt service obligations are provided in large part by distributions or advances from their subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our and our subsidiaries' financial condition and operating requirements, could limit each issuer's ability to obtain cash for the purpose of meeting its debt service obligations including the payment of principal and interest on its notes.

        The following information sets forth our condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004 and the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2005 and 2004. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity's investments in all of its subsidiaries, if any, under the equity method. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described herein, the accounting principles used are the same as those used in our consolidated financial statements.

        We utilize lines of credit between certain of our entities, other intercompany obligations, capital contributions and dividends to manage our cash. Amounts outstanding under these intercompany lines of credit and intercompany obligations may vary materially over time.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenues	$—	$—	$—	$2	$3,447	$—	$3,449
Operating revenues—affiliate	—	339	—	8	39	(386)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	277	—	—	1,431	(269)	1,439
Cost of sales—affiliate	—	47	—	—	25	(72)	—
Selling, general and administrative	34	—	—	8	725	269	1,036
Selling, general and administrative—affiliate	—	—	—	—	314	(314)	—
Depreciation	—	1	—	—	652	—	653
Amortization of capitalized software and other intangible assets	—	—	—	—	121	—	121

Total operating expenses	34	325	—	8	3,268	(386)	3,249

Operating (loss) income	(34)	14	—	2	218	—	200

Other expense (income):
Interest expense—net	35	115	69	—	162	—	381
Interest expense—affiliate	2	—	259	—	421	(682)	—
Interest (income)—affiliate	(18)	(243)	(421)	—	—	682	—
Gain on the sale of assets	—	—	—	—	(257)	—	(257)
Other (income) expense—net	(1)	(3)	—	—	19	—	15
(Income) loss from equity investments in subsidiaries	(73)	288	—	—	—	(215)	—

Total other (income) expense	(55)	157	(93)	—	345	(215)	139

Income (loss) before income taxes	21	(143)	93	2	(127)	215	61
Income tax benefit (expense)	36	157	(35)	(1)	(161)	—	(4)

Net income (loss)	$57	$14	$58	$1	$(288)	$215	$57

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenues	$—	$—	$—	$1	$3,480	$—	$3,481
Operating revenues—affiliate	—	388	—	8	20	(416)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	277	—	—	1,449	(272)	1,454
Cost of sales—affiliate	—	28	—	—	23	(51)	—
Selling, general and administrative	18	—	—	8	856	272	1,154
Selling, general and administrative—affiliate	—	—	—	—	365	(365)	—
Depreciation	—	—	—	—	654	—	654
Amortization of capitalized software and other intangible assets	—	—	—	—	123	—	123

Total operating expenses	18	305	—	8	3,470	(416)	3,385

Operating (loss) income	(18)	83	—	1	30	—	96

Other expense (income):
Interest expense—net	20	141	80	—	156	—	397
Interest expense—affiliate	6	—	283	—	361	(650)	—
Interest (income)—affiliate	—	(291)	(359)	—	—	650	—
Gain on the sale of assets	—	—	—	—	(1)	—	(1)
Other (income) expense—net	(10)	(2)	14	—	11	—	13
Loss (income) from equity investments in subsidiaries	269	683	—	—	—	(952)	—

Total other expense (income)	285	531	18	—	527	(952)	409

(Loss) income before income taxes	(303)	(448)	(18)	1	(497)	952	(313)
Income tax (expense) benefit	(7)	189	7	—	(186)	—	3

Net (loss) income	$(310)	$(259)	$(11)	$1	$(683)	$952	$(310)

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$33	$657	$—	$—	$716	$—	$1,406
Short-term investments	23	471	—	—	472	—	966
Accounts receivable—net	—	44	—	2	1,557	—	1,603
Accounts receivable—affiliates	38	408	146	—	42	(634)	—
Current tax receivable	34	335	—	—	—	(369)	—
Deferred income taxes	—	—	—	—	88	(88)	—
Notes receivable affiliates	87	4,787	12,739	57	—	(17,670)	—
Prepaid expense and other current assets	—	23	—	66	448	(2)	535
Assets held for sale	—	—	—	—	18	—	18

Total current assets	215	6,725	12,885	125	3,341	(18,763)	4,528
Property, plant and equipment—net	—	21	—	—	16,437	—	16,458
Capitalized software and other intangible assets—net	39	—	—	—	1,073	—	1,112
Investments in subsidiaries	(250)	(8,893)	—	—	—	9,143	—
Deferred income taxes	—	2,258	24	10	—	(2,256)	36
Prepaid pension asset	—	95	—	—	1,092	—	1,187
Other assets	190	99	18	56	445	—	808

Total assets	$194	$305	$12,927	$191	$22,388	$(11,876)	$24,129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current borrowings	$5	$—	$179	$—	$417	$—	$601
Current borrowings—affiliates	149	—	4,778	—	12,744	(17,671)	—
Accounts payable	2	90	—	—	613	—	705
Accounts payable—affiliates	—	1	—	—	330	(331)	—
Accrued expenses and other current liabilities	183	383	96	35	1,871	(457)	2,111
Accrued expenses and other current liabilities—affiliates	1	43	77	38	145	(304)	—
Deferred revenue and advanced billings	—	—	—	—	642	—	642

Total current liabilities	340	517	5,130	73	16,762	(18,763)	4,059
Long-term borrowings—net	1,886	3,521	3,629	—	7,655	—	16,691
Post-retirement and other post-employment benefit obligations	—	432	—	—	2,972	—	3,404
Deferred income taxes	34	—	—	—	2,222	(2,256)	—
Deferred revenue	—	—	—	—	554	—	554
Other long-term liabilities	498	265	3	103	1,116	—	1,985

Total liabilities	2,758	4,735	8,762	176	31,281	(21,019)	26,693

Stockholders' equity (deficit)	(2,564)	(4,430)	4,165	15	(8,893)	9,143	(2,564)

Total liabilities and stockholders' equity (deficit)	$194	$305	$12,927	$191	$22,388	$(11,876)	$24,129

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2004

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$34	$608	$—	$—	$509	$—	$1,151
Short-term investments	24	427	—	—	313	—	764
Accounts receivable—net	—	13	2	2	1,577	—	1,594
Accounts receivable—affiliates	72	466	141	—	84	(763)	—
Current tax receivable	—	227	—	—	—	(227)	—
Deferred income taxes	—	—	—	—	112	(112)	—
Notes receivable affiliates	87	13,986	21,972	59	—	(36,104)	—
Prepaid expenses and other current assets	—	38	—	67	451	(7)	549
Assets held for sale	—	—	—	—	160	—	160

Total current assets	217	15,765	22,115	128	3,206	(37,213)	4,218
Property, plant and equipment—net	—	5	—	—	16,848	—	16,853
Capitalized software and other intangible assets—net	39	—	—	—	1,140	—	1,179
Investments in subsidiaries	(1,266)	(18,006)	—	—	—	19,272	—
Deferred income taxes	—	2,232	24	10	—	(2,228)	38
Prepaid pension asset	—	96	—	—	1,096	—	1,192
Other assets	1,140	107	23	56	468	(950)	844

Total assets	$130	$199	$22,162	$194	$22,758	$(21,119)	$24,324

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current borrowings	$5	$—	$179	$—	$412	$—	$596
Current borrowings—affiliates	126	—	13,976	—	22,002	(36,104)	—
Accounts payable	3	31	—	—	698	(1)	731
Accounts payable—affiliates	—	2	—	—	234	(236)	—
Accrued expenses and other current liabilities	174	334	123	35	1,962	(338)	2,290
Accrued expenses and other current liabilities—affiliates	17	65	139	53	260	(534)	—
Deferred revenue and advanced billings	—	—	—	—	669	—	669

Total current liabilities	325	432	14,417	88	26,237	(37,213)	4,286
Long-term borrowings—net	1,886	3,528	3,637	—	7,639	—	16,690
Post-retirement and other post-employment benefit obligations	—	433	—	—	2,958	—	3,391
Deferred income taxes	34	—	—	—	2,194	(2,228)	—
Deferred revenue	—	—	—	—	559	—	559
Other long-term liabilities	497	245	950	91	1,177	(950)	2,010

Total liabilities	2,742	4,638	19,004	179	40,764	(40,391)	26,936

Stockholders' equity (deficit)	(2,612)	(4,439)	3,158	15	(18,006)	19,272	(2,612)

Total liabilities and stockholders' equity (deficit)	$130	$199	$22,162	$194	$22,758	$(21,119)	$24,324

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income (loss)	$57	$14	$58	$1	$(288)	$215	$57
Adjustments to net income (loss)	(107)	124	38	1	734	(215)	575
Net change in operating assets and liabilities	22	2	(131)	(4)	(178)	—	(289)

Cash (used for) provided by operating activities	(28)	140	(35)	(2)	268	—	343

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	(17)	—	—	(296)	—	(313)
Proceeds from sale of property, plant and equipment	—	—	—	—	418	—	418
Proceeds from sale of investment securities	—	630	—	—	—	—	630
Interest in net proceeds from (purchases of) investments managed by parent	1	157	—	—	(158)	—	—
Purchase of investment securities	—	(822)	—	—	—	—	(822)
Cash infusion to subsidiaries	—	(10,000)	—	—	—	10,000	—
Net decrease (increase) in short-term affiliate loans	—	9,199	9,233	2	—	(18,434)	—
Dividends received from affiliate	—	762	—	—	—	(762)	—
Other	—	—	—	—	1	—	1

Cash provided by (used for) investing activities	1	(91)	9,233	2	(35)	(9,196)	(86)

FINANCING ACTIVITIES
Repayments of long-term borrowings including current maturities	—	—	—	—	(5)	—	(5)
Net proceeds from (repayments of) short-term affiliate borrowings	23	—	(9,198)	—	(9,259)	18,434	—
Proceeds from issuances of common and treasury stock	3	—	—	—	—	—	3
Equity infusion from parent	—	—	—	—	10,000	(10,000)	—
Dividends paid to parent	—	—	—	—	(762)	762	—

Cash provided by (used in) financing activities	26	—	(9,198)	—	(26)	9,196	(2)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash	(1)	49	—	—	207	—	255
Beginning balance	34	608	—	—	509	—	1,151

Ending balance	$33	$657	$—	$—	$716	$—	$1,406

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(310)	$(259)	$(11)	$1	$(683)	$952	$(310)
Adjustments to net (loss) income	273	867	9	1	723	(927)	946
Net change in operating assets and liabilities	68	(487)	(54)	(11)	407	1	(76)

Cash provided by (used for) operating activities	31	121	(56)	(9)	447	26	560

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(1)	—	—	—	(454)	—	(455)
Proceeds from sale of investment securities	—	212	—	—	4	—	216
Interest in net proceeds from (purchases of) investments managed by parent	(19)	119	—	1	(101)	—	—
Purchase of investment securities	—	(351)	—	—	—	—	(351)
Cash infusion to subsidiaries	—	(16)	—	—	—	16	—
Net decrease (increase) in short-term affiliate loans	—	18	66	—	—	(84)	—
Long-term loans made to affiliates	(950)	—	—	—	—	950	—
Dividends received from affiliate	—	640	—	—	—	(640)	—
Other	—	—	—	—	(4)	—	(4)

Cash provided by (used for) investing activities	(970)	622	66	1	(555)	242	(594)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,763	—	—	—	2	—	1,765
Repayments of long-term borrowings including current maturities	—	(750)	(921)	—	(15)	—	(1,686)
Proceeds from long-term borrowings—affiliates	—	—	950	—	—	(950)	—
Net (repayments of) proceeds from short-term affiliate borrowings	(787)	—	(18)	—	722	83	—
Proceeds from issuances of common and treasury stock	26	—	—	—	—	(25)	1
Equity infusion from parent	—	—	—	—	16	(16)	—
Dividends paid to parent	—	—	—	—	(640)	640	—
Other	(32)	(9)	(21)	—	3	—	(59)

Cash provided by (used in) financing activities	970	(759)	(10)	—	88	(268)	21

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash	31	(16)	—	(8)	(20)	—	(13)
Beginning balance	—	461	—	37	868	—	1,366

Ending balance	$31	$445	$—	$29	$848	$—	$1,353

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

Note 11: Subsequent Events

        During February, March and April 2005, we submitted several proposals to the Board of Directors of MCI, Inc. proposing the acquisition of MCI by us, notwithstanding the fact that MCI had entered into an agreement to be acquired by Verizon Communications Inc. On May 2, 2005, we announced that it is no longer in the best interests of shareowners, customers and employees to continue to pursue a business combination with MCI.

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

        Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements in Item 1 of Part I of this report, including the footnotes thereto. Our operating revenues are generated from our wireline, wireless and other services segments. An overview of the segment results is provided in Note 6—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. Segment discussions reflect the way we reported our segment results to our Chief Executive Officer in the first quarter of 2005 and include revenue results for each of our customer channels within the wireline segment: business, consumer and wholesale. Certain prior year revenue and expense amounts have been reclassified to conform to the current year presentations.

Business Trends

        Our results continue to be impacted by a number of factors influencing the telecommunications industry as follows:

  •
  Industry competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs. We expect this trend to continue. Our on-going response to industry competition has included initiatives to retain and win-back customers by rolling out new or expanded services such as wireless, in-region long-distance, DSL, video and VoIP, bundling of expanded feature-rich products and improving the quality of our customer service.

  •
  We expect technology substitution such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephony and cable modem substitution for dial-up modem lines and DSL to continue to cause additional access line losses.

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

    Data and Internet services.    Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ATM and related equipment) and Internet services (such as DSL, DIA, VPN, Internet dial access, web hosting, professional services and related equipment).

  •
  Wireless services.  We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a third party provider that allows us to resell wireless services, including access to their nationwide PCS wireless network, to consumer and business customers, primarily within our local service area states. We began offering these services under our brand name in March 2004 and now provide the services through the third party provider's network.

  •
  Other services.  Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

        The following table summarizes our results of operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
			Increase/ (Decrease)	% Change
	2005	2004
	(Dollars in millions, except per share amounts)
Operating revenues	$3,449	$3,481	$(32)	(1)%
Operating expenses	3,249	3,385	(136)	(4)%

Operating income	200	96	104	108%
Other expense—net	139	409	(270)	(66)%

Income (loss) before income taxes	61	(313)	374	nm
Income tax (expense) benefit	(4)	3	(7)	nm

Net income (loss)	$57	$(310)	$367	nm

Basic and diluted income (loss) per share:
Basic net income (loss) per share	$0.03	$(0.17)	$0.20	nm

Diluted net income (loss) per share	$0.03	$(0.17)	$0.20	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

        The following table compares operating revenue by segment including the detail of customer channels within our wireline segment for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(Dollars in millions)
Wireline:
Voice Services:
Local Voice:
Business local voice	$513	$557	$(44)	(8)%
Consumer local voice	881	946	(65)	(7)%
Wholesale local voice	225	223	2	1%

Total local voice	1,619	1,726	(107)	(6)%
Long Distance:
Business long-distance	159	168	(9)	(5)%
Consumer long-distance	121	88	33	38%
Wholesale long-distance	278	244	34	14%

Total long-distance	558	500	58	12%
Access:
Business access	1	2	(1)	(50)%
Consumer access	2	2	—	—
Wholesale access	147	166	(19)	(11)%

Total access	150	170	(20)	(12)%

Total voice services	2,327	2,396	(69)	(3)%

Data and Internet:
Business data and Internet	557	559	(2)	—
Consumer data and Internet	108	74	34	46%
Wholesale data and Internet	322	313	9	3%

Total data and Internet	987	946	41	4%

Total wireline revenue	3,314	3,342	(28)	(1)%
Wireless revenue	124	126	(2)	(2)%
Other services revenue	11	13	(2)	(15)%

Total operating revenue	$3,449	$3,481	$(32)	(1)%

Wireline Revenue

  Voice Services

        Local Voice Services.    The decrease in local voice services is primarily due to business and consumer access line losses from competitive pressures and technology substitution. Wholesale revenue increases of approximately $19 million due to the increased sale of UNE-Ps to CLECs were offset by approximately $14 million as a result of our disposition of our payphone operations in 2004. The following table shows our access lines by channel as of March 31, 2005 and 2004:

	Access Lines *
	Three Months Ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(in thousands)
Consumer	9,131	9,744	(613)	(6)%
Business	4,360	4,520	(160)	(4)%
Wholesale	1,848	1,786	62	3%

Total	15,339	16,050	(711)	(4)%

*
We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

        Long Distance Services.    The increase in long distance services was primarily due to increased in-region long-distance subscribers using increased minutes of use, an increase in our recurring charge to our consumer customers and wholesale volume increases, partially offset by lower rates per minute across all customer channels. In the case of our business customers, the decreases in rates, driven by competition, more than offset subscriber and volume increases.

        Access Services.    The decrease in total access services revenue was driven by a decrease in wholesale access services revenue, which was primarily due to the consumer and business access line losses described above, as well as our increasing penetration into in-region long-distance (as we became a competitor to our access services customers).

  Data and Internet Services

        The increase in data and Internet services was primarily due to subscriber growth across the suite of products offered in our consumer and business channels as a result of our expanded service availability and increased penetration. Business subscriber growth was more than offset by one-time revenue adjustments in the prior year of approximately $13 million with two large customers.

Wireless Revenue

        Wireless services revenue decreased slightly due to decreased subscribers, offset in part by increased rates to new subscribers resulting in higher average revenue per subscriber.

Operating Expenses

Operating Expense Trends

        Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. These and other factors have led to some of the following trends affecting our operating expenses:

  •
  Increased variable expenses.  Expenses associated with our growing product offerings outside of our local market, long-distance products, and products related to wireless tend to be more variable in nature. While our traditional local market product offerings tend to rely upon our embedded cost structure, the mix of products we expect to sell, combined with regulatory and market pricing forces, will continue to pressure operating margins. In addition, facility costs (described below) are not always reduced at the same rate as our revenue declines due to long-term contract commitments.

  •
  Improved facility costs.  Facility costs are third-party telecommunications expenses we incur to connect our customers to networks or to end-user product platforms not owned by us. We have benefited in this area from the renegotiation, termination or settlement during 2004 and 2003 of various service arrangements, from network optimization initiatives and from regulatory approval allowing us to provide long-distance services in our local service area using our own telecommunications equipment, thereby decreasing our reliance on third party providers. These decreases were more than offset by increases in costs due to increased long-distance traffic, consistent with increases in our in-region, international and wholesale long-distance, as well as data and Internet volumes and new wireless facility costs due to our agreement with a third party wireless provider.

        The following table provides further detail regarding our operating expenses for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(Dollars in millions)
Operating expenses:
Cost of sales:
Facility costs	$677	$662	$15	2%
Network expenses	66	57	9	16%
Employee-related costs	410	450	(40)	(9)%
Other non-employee related costs	286	285	1	—

Total cost of sales	1,439	1,454	(15)	(1)%
Selling, general and administrative:
Property and other taxes	99	81	18	22%
Bad debt	57	93	(36)	(39)%
Restructuring and severance related costs	15	15	—	—
Employee-related costs	407	469	(62)	(13)%
Other non-employee related costs	458	496	(38)	(8)%

Total Selling, general and administrative	1,036	1,154	(118)	(10)%
Depreciation	653	654	(1)	—
Capitalized software and other intangible assets amortization	121	123	(2)	(2)%

Total operating expenses	$3,249	$3,385	$(136)	(4)%

  Cost of Sales

        Cost of sales includes employee-related costs, such as salaries and wages directly attributable to products or services, and benefits, network, facility costs and other non-employee related costs such as real estate, Universal Service Fund, or USF, charges, materials and supplies, contracted engineering services, computer system support and the cost of CPE sold. Cost of sales as a percentage of revenue remained flat at 42% for the quarters ended March 31, 2005 and 2004.

        The increase in facility costs was primarily due to increased volumes related to long-distance revenue growth of 12% and $67 million of increases in expenses for our wireless customers who were previously on our network and whose services we now provide through the network of a third party provider. These increases were partially offset by savings of approximately $71 million from the renegotiation, termination or settlement of service arrangements and network optimization initiatives. Our variable cost per minute for facility costs has decreased 11% as well for the three months ended

March 31, 2005 to March 31, 2004 in part due to savings initiatives. While other non-employee related costs were effectively unchanged, rate increases in USF were offset by lower rates and volumes for CPE equipment.

        The decrease in employee-related costs is primarily due to employee reductions from our restructuring plans and continued focus on containing our employee-related costs.

  Selling, General and Administrative Expenses

        Selling, General and Administrative, or SG&A, expenses include employee-related costs such as salaries and wages not directly attributable to products or services, restructuring charges, benefits and sales commissions and other non-employee related costs such as property taxes, bad debt charges, rent for administrative space, advertising, professional service fees, real estate and computer systems support. SG&A, as a percentage of revenue, was 30% for the three months ended March 31, 2005 as compared to 33% for the three months ended March 31, 2004.

        Property and other taxes increased primarily due to a one-time expense reduction from a successful property tax settlement of $28 million for the quarter ended March 31, 2004, partially offset by a one-time adjustment in the quarter ended March 31, 2005.

        Bad debt expense decreased due to a continuing trend of improved collection practices and tighter credit policies as well as an unfavorable bad debt settlement of approximately $20 million recorded in the first quarter of 2004.

        Employee-related costs, such as salaries and wages, benefits, overtime and professional fees, decreased due to our restructuring efforts.

        Other non-employee related expenses decreased due to lower wireless migration costs and real estate costs.

  Combined Pension and Post-Retirement Benefits

        Our results include a net pension expense, which is the combined cost of our pension and post-retirement benefit plans. We recorded a net pension expense of $66 million and $61 million for the three months ended March 31, 2005 and 2004, respectively. The net pension expense is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The net pension expense is allocated to cost of sales and SG&A.

Operating Expenses by Segment

        Segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and marketing. We centrally manage indirect administrative services costs such as finance, information technology, real estate and legal; consequently, these costs are allocated to the other services segment. We evaluate depreciation, amortization, interest expense, interest income, and other income (expense) on a total company basis. As a result, these charges are not allocated to any segment. Similarly, we do not include impairment charges in the segment results. Our chief operating decision maker ("CODM") regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income.

Wireline Segment Expenses

        The following table sets forth wireline expenses for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(Dollars in millions)
Wireline expenses:
Facility costs	$599	$654	$(55)	(8)%
Network expenses	62	53	9	17%
Bad debt	43	75	(32)	(43)%
Restructuring and severance related costs	6	5	1	20%
Employee-related costs	609	675	(66)	(10)%
Other non-employee related costs	323	344	(21)	(6)%

Total wireline operating expenses	$1,642	$1,806	$(164)	(9)%

        Wireline operating expenses, which comprised 66% and 69% of total segment expenses in the quarters ended March 31, 2005 and 2004, respectively, decreased primarily due to decreased expenses associated with employee reductions as well as decreased facility costs due to the savings from the renegotiation, termination or settlement of service arrangements and network optimization initiatives. Bad debt expense decreased due to improved collection practices, tightened credit policies and an unfavorable bad debt settlement of approximately $20 million in the first quarter of 2004.

Wireless Segment Expenses

        The following table sets forth wireless expenses for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(Dollars in millions)
Wireless expenses:
Facility costs	$76	$9	$67	nm
Wireless equipment	26	21	5	24%
Bad debt	14	9	5	56%
Employee-related costs	10	6	4	67%
Other non-employee related costs	36	32	4	13%

Total wireless operating expenses	$162	$77	$85	110%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        Wireless operating expenses increased primarily due to facility costs associated with our customers who previously received their services on our network and whose services we now provide through a third party provider. We expect our facility costs to fluctuate proportionally as we increase our subscriber base in 2005.

Other Services Expenses

        Other services expenses include unallocated corporate expenses for direct services such as finance, information technology, legal, real estate, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information as to the composition of other services expenses for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(Dollars in millions)
Other services expenses:*
Property and other taxes	$98	$81	$17	21%
Real estate costs	105	112	(7)	(6)%
Restructuring and severance related costs	7	10	(3)	(30)%
Employee-related costs	198	237	(39)	(16)%
Other non-employee related costs	263	285	(22)	(8)%

Total other services expenses	$671	$725	$(54)	(7)%

*
Certain immaterial expenses are grouped in employee related and other non-employee related costs.

        The decrease in other services expenses was primarily attributable to decreases in salaries and wages and decreased benefits related to the restructuring of certain administrative functions. The decrease was partially offset by an increase in property and other taxes primarily due to a favorable property tax settlement in the quarter ended March 31, 2004.

Other Consolidated Results

Other Expense—Net

        Other expense—net generally includes interest expense net of capitalized interest, investment write-downs, gains and losses on the sales of investments and fixed assets, gains and losses on early retirement of debt and changes in derivative instrument market values.

	Three months ended March 31,
			Increase/ (Decrease)	Percentage Change
	2005	2004
	(Dollars in millions)
Interest expense—net	$381	$397	$(16)	(4)%
Gain on sale of assets	(257)	(1)	(256)	nm
Other expense (income)—net	15	13	2	15%

Total other expense—net	$139	$409	$(270)	(66)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

        Interest expense—net.    Interest expense—net decreased primarily due to the recognition of $22 million of unamortized debt-issuance costs associated with the early termination of the previous credit facility included in the interest expense for the three months ended March 31, 2004.

        Gain on sale of assets.    On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all our PCS licenses and substantially all of our related wireless network assets. We closed this transaction in the first quarter of 2005 and recognized a gain of $257 million associated with this and related asset sales.

        Other expense (income)—net.    Included in other expense (income)—net for the three months ended March 31, 2004 was a loss of $13 million related to the early extinguishment of debt. For the three months ended March 31, 2005, the other expense—net of $15 million is primarily the result of the decrease in fair value of certain interest rate swap agreements. For further discussion of our interest rate swap agreements, please see Note 3—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report. Small changes in either current interest rates or the interest rate yield curve can cause substantial changes in the value of the swaps, which can materially impact our other non-operating income or expense for those interest rate swaps that do not receive hedge accounting treatment. Furthermore, due to the inherent volatility in the value of these swaps, significant fluctuations in our other non-operating income or expense could occur from period to period.

Income Taxes

        The income tax provision for the three months ended March 31, 2005 was $4 million compared to a tax benefit of $3 million for the three months ended March 31, 2004. The increase was primarily due to an increase in our estimated liability for uncertain tax positions.

Liquidity and Capital Resources

Near-Term View

        Our working capital, or the amount by which our current assets exceed our current liabilities, was $469 million as of March 31, 2005, as compared to our working capital deficit, or the amount by which our current liabilities exceed our current assets, of $68 million as of December 31, 2004. Our working capital increased primarily due to the net gain related to the sale of our wireless assets and reductions in current accrued liabilities.

        We believe that our cash on hand together with our short-term investments and our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, settlements or tax payments, such as the potential CLAS obligation, as further discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        To the extent that our EBITDA (as defined in our debt covenants) is reduced by cash judgments or settlements, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected, which could reduce our liquidity and flexibility due to potential restrictions on drawing on our line of credit and potential restrictions on incurring additional debt under certain provisions of our debt agreements. In addition, a three-year revolving credit facility established by Qwest Services Corporation ("QSC") in 2004 (the "2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

        The wireline segment provides over 95% of our total operating revenue with the balance attributed to wireless and other services segments and the wireline segment also provides all of the consolidated cash flows from operations. Cash flows used in operations of our wireless segment are not expected to be significant in the near term. Cash flows used in operations of our other services segment are significant; however, we expect that the cash flows provided by the wireline segment will be sufficient to fund these operations in the near term.

        We expect that our 2005 capital expenditures will approximate 2004 levels, with the majority being used in our wireline segment.

Long-Term View

        While we currently have a working capital surplus, we have historically operated with a working capital deficit as a result of our highly leveraged position. We believe that cash provided by operations, combined with our current cash position and continued access to capital markets to refinance our current portion of debt, should allow us to meet our cash requirements for the foreseeable future.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements or tax payments as further discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

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

        Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Letters of Credit

        We maintain letter of credit arrangements with various financial institutions for up to $40 million. At March 31, 2005, we had outstanding letters of credit of approximately $30 million.

Historical View

  Operating Activities

        We generated cash from operating activities of $343 million and $560 million for the three months ended March 31, 2005 and 2004, respectively, or a decrease of $217 million, primarily as a result of one-time improvements in our accounts receivable balance in the first quarter of 2004, including improvements in collections as well as changes in the timing of certain reimbursements for healthcare expenses. The decrease is also attributable to a $40 million payment of payroll withholding taxes in the first quarter of 2005, which will be substantially reimbursed later in 2005.

  Investing Activities

        Cash used in investing activities was $86 million and $594 million for the three months ended March 31, 2005 and 2004, respectively, or an improvement of $508 million primarily due to the $418 million received from the sale of our wireless assets.

  Financing Activities

        Cash used for financing activities was $2 million for the three months ended March 31, 2005 as compared to cash provided by financing activities of $21 million for the same period ended 2004. At March 31, 2005 we were in compliance with all provisions or covenants of our borrowings. See Note 8—Borrowings to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004, or the 2004 Form 10-K, for a discussion of our exchange transactions and for additional information regarding the covenants of our existing debt instruments.

  Credit ratings

        The table below summarizes our long-term debt ratings at March 31, 2005 and December 31, 2004:

	Moody's	S&P	Fitch
Corporate rating/Sr. Implied rating	B2	BB-	NA
Qwest Corporation	Ba3	BB-	BB
Qwest Services Corporation	Caa1	B	B+
Qwest Communications Corporation	NR	B	B
Qwest Capital Funding, Inc.	Caa2	B	B
Qwest Communications International Inc.*	B3/Caa1/Caa2	B	B+/B

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

Additional Interest on Certain QSC Notes

        QSC issued 13% senior subordinated secured notes due 2007, 13.5% senior subordinated secured notes due 2010 and 14% senior subordinated secured notes due 2014 in private transactions in December 2002 and March and April 2003. In connection with such issuances, QSC entered into registration rights agreements that provide that, under certain circumstances, holders of the notes would have rights to increased interest in addition to the stated interest rate of the notes ("Additional Interest") until the earlier of (i) the consummation of an exchange offer related to the notes or (ii) April 24, 2005. As such, after April 24, 2005, we have ceased paying Additional Interest on the notes.

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

        We currently have interest rate swap agreements with notational amounts totaling $825 million to manage exposure to interest rate movements and to optimize our mixture of floating and fixed-rate debt while minimizing liquidity risk. The weighted average effective floating interest rate on the agreements is LIBOR plus 3.16%. A hypothetical increase of 100 basis points in the LIBOR rate would increase annual pre-tax interest expense by approximately $8.25 million related to these swap agreements. Changes in interest rates also impact the valuation of these swaps, as does the interest rate yield curve. Small changes in either current interest rates or the interest rate yield curve can cause substantial changes in the value of the swaps, which can materially impact our other non-operating income or expense for those interest rate swaps that do not receive hedge accounting treatment. Furthermore, due to the inherent volatility in the value of these swaps, significant fluctuations in our other non-operating income or expense could occur from period to period.

        Approximately $2 billion of floating-rate debt was exposed to changes in interest rates as of both March 31, 2005 and December 31, 2004. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would increase annual pre-tax interest expense by $20 million. As of March 31, 2005, we also had $579 million of long-term fixed rate debt obligations maturing in the following 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on this debt would not have a material effect on our earnings.

        As of March 31, 2005, we had $1.348 billion invested in money market instruments and $814 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical increase of 100 basis points in money market rates would increase annual interest income by $22 million. As of March 31, 2005 short-term investments of $152 million and long-term investments of $36 million were at fixed interest rates and thus were not subject to interest rate volatility.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains or incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements include, among others:

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to intensify. We have faced greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network (unbundled network elements), and resellers. Regulatory developments have generally increased competitive pressures on our business, such as the November 2003 decision of the Federal Communications Commission, or FCC, allowing for number portability from wireline to wireless phones.

        Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and unproven. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as wireless services and the video services of a satellite provider. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report for more information regarding trends affecting our access lines.

        We have also begun to experience and expect further increased competitive pressure from telecommunications providers either consolidating with other providers or reorganizing their capital structure to more effectively compete against us. As a result of these increased competitive pressures, we have been and may continue to be forced to respond with lower profit margin product offerings and pricing schemes in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the major lawsuits pending against us or the investigation currently being conducted by the U.S. Attorney's Office could have a material adverse impact on our financial condition and operating results, on the trading price of our debt and equity securities and on our ability to access the capital markets.

        The DOJ investigation and the securities actions described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to us. In many of the securities actions, the plaintiffs seek tens of millions of dollars in damages or more, and in one putative class action lawsuit, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. The outcomes in any cases which have been or may be brought by the U.S. Attorney's Office or the SEC against former officers or employees may have a negative impact on the outcome of certain of these legal actions.

        Further, the size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (our "2002 Form 10-K/A"), affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, we recorded reserves in our financial statements totaling $750 million in connection with the investigations and securities actions. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with a settlement in October 2004 of the SEC's investigation of us. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million and the minimum estimated amount of loss we believe is probable with respect to the securities actions. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided. If the recorded reserve that will remain after we have paid the amount owed under the SEC settlement is insufficient to cover these matters, we will need to record additional charges to our statement of operations in future periods.

        An adverse outcome with respect to the U.S. Attorney's Office investigation could have a material and significant adverse impact upon us. Additionally, we continue to defend against the securities actions vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        Further, given the size and nature of our business, we are subject from time to time to various other lawsuits which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Continued scrutiny of our financial disclosures could reduce investor confidence and cause the trading price for our securities to decline.

        As a result of our past accounting issues and the increased scrutiny of financial disclosures, investor confidence in us has suffered and could suffer further. As discussed earlier, the U.S. Attorney's Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in our 2002 Form 10-K/A, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us, and certain prior disclosures made by us. Although, as described above, we have entered into a settlement with the SEC concerning its investigation of us, in March 2005, the SEC filed suit against our former Chief Executive Officer, Joseph Nacchio, two of our former Chief Financial Officers, Robert Woodruff and Robin Szeliga, and other former officers and employees. In February 2005, a criminal indictment was returned against Marc Weisberg, a former Qwest executive, in federal district court in Colorado. The indictment alleges that Mr. Weisberg violated federal laws by seeking and obtaining investment opportunities for himself and others in vendors that did or sought to do business with Qwest. Civil and criminal trials in these and other matters could take place in the future. Evidence that is introduced at such trials may result in further scrutiny by governmental authorities and others.

        The existence of this heightened scrutiny could adversely affect investor confidence and cause the trading price for our securities to decline.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        Our operations are subject to extensive federal regulation, including the Communications Act of 1934, as amended, and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act of 1996 are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

        We are highly leveraged. As of March 31, 2005, our consolidated debt was approximately $17.3 billion. A considerable amount of our debt obligations comes due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by operations does not improve, if revenue and cash provided by operations continue to decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments and/or settlements as further discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in "Liquidity and Capital Resources" above. We can give no assurance that such additional financing will be available on terms that are acceptable.

        The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

        While we do not expect to be required to make material cash contributions to our defined benefit pension plan in the near term based upon current actuarial analyses and forecasts, a significant decline in the value of pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our benefit plans with cash from operations, perhaps by a material amount. As of December 31, 2004, our plan assets exceed our accumulated benefit obligation by $475 million. Recognition of an additional minimum liability caused by changes in plan assets or measurement of the accumulated benefit obligation could have a material impact on our consolidated balance sheet. As an example, if our accumulated benefit obligation exceeded plan assets in the future, the impact would be to eliminate our prepaid pension asset, which was $1.192 billion as of December 31, 2004, record a pension liability for the amount that our accumulated benefit obligation exceeds plan assets with a corresponding charge to other comprehensive loss in stockholder's deficit. Alternatively, we could make a voluntary contribution to the plan so that the plan assets exceed the accumulated benefit obligation.

If we pursue and are involved in any business combinations, our financial condition could be adversely affected.

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

  •
  an adverse impact on our tax position; and

  •
  assumption of liabilities of an acquired business (including unforeseen liabilities).

        We can give no assurance that we will be able to successfully complete and integrate strategic acquisitions.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2004 Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 9—Commitments and Contingencies—Other Matters to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, Qwest received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Additionally, the IRS indicated in January 2005, that it is reviewing Qwest's tax treatment of the DEX sale in the 2002-2003 audit cycle.

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

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003, we reached agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005. The impact of 2005 and future negotiations, including changes in wages and benefit levels that are collectively bargained for as part of the overall contracts with the unions, could have a material impact on our financial results. As an example, if we are not able to negotiate for certain key contractual terms such as caps on reimbursable post-retirement healthcare costs, we could be required to recognize materially higher employee costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the caption "Risk Management" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report is incorporated herein by reference.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information contained in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is hereby incorporated by reference.

Matters Resolved in the First Quarter of 2005

        The General Services Administration, or GSA, announced in July 2002 that it was conducting a review of all contracts with us for purposes of determining our present responsibility to be a contractor to the Federal government. On September 12, 2003, we were informed that the Inspector General of the GSA had referred to the GSA Suspension/Debarment Official the question of whether we should be considered for debarment. We were informed that the basis for the referral was the February 2003 indictment against four former Qwest employees in connection with a transaction with the Arizona School Facilities Board in June 2001 and a civil complaint also filed in February 2003 by the SEC against the same former employees and others relating to the Arizona School Facilities Board transaction and a transaction with Genuity Inc. in 2000. On February 2, 2005, we were informed that the Inspector General had made a second referral regarding whether we should be considered for debarment, this one based generally on the matters that are the subject of the complaint filed against us in connection with our settlement with the SEC and on SEC actions against and settlements with three former Qwest employees in 2003 and 2004 and a fourth action filed against a former Qwest employee in 2004. On February 22, 2005, we were notified by the GSA that the GSA had determined not to pursue any administrative action against us based on the information contained in the administrative record. Accordingly, we remain a presently responsible contractor eligible to compete for Federal government business.

        As described more fully in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, formal proceedings against us have been initiated with the public utilities commissions in several states alleging, among other things, that we, in contravention of federal and state law, failed to file interconnection agreements with the state commissions and that we therefore allegedly discriminated against various CLECs. The complainants seek fines, penalties and/or carrier credits. On November 9, 2004, Qwest and the Staff of the Washington Commission entered into a settlement under which Qwest agreed to pay a penalty of $7.8 million. This settlement does not require Qwest to provide any credits to CLECs. On February 28, 2005, the Washington Commission entered an order approving the settlement and closing the proceeding. No party appealed by the March 31, 2005 deadline, and Qwest made the agreed to payment of $7.8 million in April 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table contains information about repurchases of our common stock during January, February and March 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/05—1/31/05	—		—	N/A	N/A
02/01/05—02/28/05	7,770	(1)	$4.24	N/A	N/A
03/01/05—03/31/05	2	(2)	$3.80	N/A	N/A
Total	7,772		N/A	N/A	N/A

(1)
Represents shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock under our Equity Incentive Plan.

(2)
Represents shares of common stock purchased on the open market by rabbi trusts established for our deferred compensation plans.

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
(4.1)
Indenture, dated as of April 15 , 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).
(4.2)
First Supplemental Indenture, dated as of April ]16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)
Indenture, dated as of October 15 , 1997, with Bankers Trust Company (including form of Qwest's 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to exhibit 4.1 of Qwest's Form S-4 as declared effective on January 5, 1998, File No. 333-42847).
(4.4)
Indenture, dated as of August 28 , 1997, with Bankers Trust Company (including form of Qwest's 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).
(4.5)
Indenture, dated as of January 29 , 1998, with Bankers Trust Company (including form of Qwest's 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).
(4.6)
Indenture, dated as of November 4 , 1998, with Bankers Trust Company (including form of Qwest's 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.7)
Indenture, dated as of November 27 , 1998, with Bankers Trust Company (including form of Qwest's 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest's Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.8)
Indenture, dated as of June 23 , 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI's Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).
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
(10.1)
Equity Incentive Plan, as amended, including forms of option and restricted agreements (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-15577).*
(10.2)	Employee Stock Purchase Plan (incorporated by reference to Qwest's 2003 Proxy Statement for the Annual Meeting of Stockholders).*
(10.3)**	Nonqualified Employee Stock Purchase Plan.*
(10.4)	Deferred Compensation Plan (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*
(10.5)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*
(10.6)	Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).*
(10.7)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest's Form S-8 filed on January 15, 2004, File No. 333-11923).*
(10.8)	2005 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest's Current Report on Form 8-K, filed February 18, 2005, File No. 001-15577).*
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
(10.19)
Registration Rights Agreement, dated as of March 12, 2003, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).
(10.20)
Registration Rights Agreement, dated as of March 14, 2003, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).
(10.21)
Registration Rights Agreement, dated as of March 19, 2003, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).
(10.22)
Registration Rights Agreement, dated as of March 27, 2003, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).
(10.23)
Registration Rights Agreement, dated as of April 8, 2003, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).
(10.24)
Registration Rights Agreement, dated as of April 9, 2003, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).

(10.25)
Registration Rights Agreement, dated as of April 17, 2003, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).
(10.26)
Registration Rights Agreement, dated as of April 23, 2003, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).
(10.27)
Registration Rights Agreement, dated as of April 25, 2003, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).
(10.28)
Registration Rights Agreement, dated February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).
(10.29)
Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.30)
Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation's Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).
(10.31)
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
(10.33)
Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*
(10.34)
Aircraft Time Sharing Agreement, dated March 19, 2004, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.35)**	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer.*
(10.36)**	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer.*
(10.37)**	Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz.*
(10.38)**	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger.*
(10.39)**	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger.*

(10.40)
Letter Agreement, dated August 19, 2004, by and between Qwest and Paula Kruger (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*
(10.41)
Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*
(10.42)
Aircraft Time Sharing Agreement, dated March 19, 2004, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.43)	Letter Agreement, dated March 27, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest's Registration Statement on Form S-4, File No. 333-115115).*
(10.44)
Severance Agreement, dated as of July 28, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-15577).*
(10.45)
Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest's Current Report on Form 8-K filed on March 14, 2005, File No. 1-15577).†
12	Calculation of Ratio of Earnings to Fixed Charges.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Quarterly Operating Revenue.
99.2	Quarterly Condensed Consolidated Statement of Operations.

(
)     Previously filed.

*
Executive Compensation Plans and Arrangements.

**
Incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577.

†
Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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
May 3, 2005