Form 10-Q
period 2005-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2005-08-02
CIK 1037949

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
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

        On July 31, 2005, 1,837,409,794 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

TABLE OF CONTENTS

Item
Glossary of Terms
PART I—FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Statements of Operations—Three and six months ended June 30, 2005 and 2004 (unaudited)
Condensed Consolidated Balance Sheets—June 30, 2005 and December 31, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows—Six months ended June 30, 2005 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures About Market Risk
4.	Controls and Procedures
PART II—OTHER INFORMATION
1.	Legal Proceedings
2.	Unregistered Sales of Equity Securities and Use of Proceeds
4.	Submission of Matters to a Vote of Security Holders
6.	Exhibits
Signature Page

GLOSSARY OF TERMS

        Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

  •
  Access Lines.  Telephone lines reaching from the customer's premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our mass markets, wholesale and business access lines, including those used by us and our affiliates.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues	$3,470	$3,442	$6,919	$6,924
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,434	1,486	2,873	2,940
Selling, general and administrative	1,045	1,486	2,081	2,640
Depreciation	649	660	1,302	1,315
Amortization of capitalized software and other intangible assets	116	124	237	247
Asset impairment charges	—	43	—	43

Operating income (loss)	226	(357)	426	(261)

Other expense (income):
Interest expense—net	380	394	761	790
Loss (gain) on early retirement of debt—net	43	(20)	43	(5)
Loss (gain) on sale of assets—net	—	1	(257)	—
Other income—net	(30)	(92)	(15)	(93)

Total other expense—net	393	283	532	692

Loss before income taxes	(167)	(640)	(106)	(953)
Income tax benefit (expense)	3	(136)	(1)	(133)

Net loss	$(164)	$(776)	$(107)	$(1,086)

Basic and diluted loss per share	$(0.09)	$(0.43)	$(0.06)	$(0.61)

Basic and diluted weighted average shares outstanding	1,823,338	1,801,302	1,820,048	1,787,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS, SHARES IN THOUSANDS)
(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,245	$1,151
Short-term investments	634	764
Accounts receivable (less allowance for doubtful accounts of $192 and $178, respectively)	1,566	1,594
Prepaid and other assets	439	549
Assets held for sale	14	160

Total current assets	4,898	4,218
Property, plant and equipment—net	16,101	16,853
Capitalized software and other intangible assets—net	1,073	1,179
Prepaid pension asset	1,182	1,192
Other assets	816	882

Total assets	$24,070	$24,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current borrowings	$261	$596
Accounts payable	714	731
Accrued expenses and other current liabilities	2,049	2,290
Deferred revenue and advanced billings	626	669

Total current liabilities	3,650	4,286
Long-term borrowings (net of unamortized debt discount of $128 and $35, respectively)	17,287	16,690
Post-retirement and other post-employment benefit obligations	3,419	3,391
Deferred revenue	548	559
Other long-term liabilities	1,829	2,010

Total liabilities	26,733	26,936
Commitments and contingencies (Note 11)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,835,309 and 1,817,494 shares issued, respectively	18	18
Additional paid-in capital	43,170	43,111
Treasury stock—1,062 and 1,108 shares, respectively (including 62 and 168 shares, respectively, held in Rabbi Trust)	(16)	(20)
Accumulated deficit	(45,828)	(45,721)
Accumulated other comprehensive loss	(7)	—

Total stockholders' deficit	(2,663)	(2,612)

Total liabilities and stockholders' deficit	$24,070	$24,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(107)	$(1,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,539	1,562
Provision for bad debts	110	106
Asset impairment charges	—	43
Deferred income taxes	2	3
Gain on sale of assets	(257)	—
Loss (gain) on early retirement of debt	43	(5)
Other non-cash charges—net	7	81
Changes in operating assets and liabilities:
Accounts receivable	(82)	110
Prepaid and other current assets	98	15
Accounts payable and accrued expenses	(258)	1
Deferred revenue and advance billings	(54)	(193)
Other non-current assets and liabilities	(128)	207

Cash provided by operating activities	913	844

INVESTING ACTIVITIES
Expenditures for property, plant and equipment (net of tax refund of $33 million in 2005)	(665)	(941)
Proceeds from sales of property, plant and equipment	418	5
Proceeds from sales of investment securities	1,086	986
Purchases of investment securities	(912)	(929)
Other	17	5

Cash used for investing activities	(56)	(874)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,885	1,766
Repayments of long-term borrowings, including current maturities	(1,550)	(1,862)
Proceeds from issuance of common and treasury stock	7	4
Debt issuance costs	(31)	(41)
Other	(74)	(19)

Cash provided by (used for) financing activities	237	(152)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	1,094	(182)
Beginning balance	1,151	1,366

Ending balance	$2,245	$1,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
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

        In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"). The condensed consolidated results of operations for the three and six month periods ended June 30, 2005 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

        As explained in our 2004 Form 10-K, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" No. 46 ("FIN 46R") in the first quarter of 2004. Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us. Both relationships are with entities that provide Internet port access and services to their customers. We do not currently have sufficient information about the entities to complete our analysis under FIN 46R, even though we have continuously requested it. Until further information is available to us, we are unable to come to any conclusion regarding consolidation under FIN 46R.

        Approximately 60% of our employees are represented by collective bargaining agreements with the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). In August 2003, we entered into two-year collective bargaining agreements with the CWA and IBEW and each of these agreements expires on August 13, 2005.

  Use of estimates

        Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending litigation and, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 11—Commitments and Contingencies.

  Depreciation

        Property, plant and equipment are shown net of depreciation on our balance sheet. As of June 30, 2005 and December 31, 2004, accumulated depreciation was $29.5 billion and $28.6 billion, respectively.

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

        We account for our stock-based compensation arrangements under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic-value method, no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

        Had compensation cost for our stock-based compensation plans been determined under the fair-value method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," our net loss and basic and diluted loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions, except per share amounts)
Net loss:
As reported	$(164)	$(776)	$(107)	$(1,086)
Remove: Stock-based employee compensation expense included in net loss, net of related tax effects	(1)	—	(1)	(2)
Include: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(17)	(14)	(34)	(28)

Pro forma net loss	$(182)	$(790)	$(142)	$(1,116)

Net loss per share:
As reported—basic and diluted	$(0.09)	$(0.43)	$(0.06)	$(0.61)

Pro forma—basic and diluted	$(0.10)	$(0.44)	$(0.08)	$(0.62)

        The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See "Recently

Issued Accounting Pronouncements" below for further discussion of SFAS No. 123R "Share-Based Payments" ("SFAS No. 123R").

  Earnings per share

        The weighted average number of shares used for computing basic and diluted loss per share for the three months ended June 30, 2005 and 2004 was 1,823 million and 1,801 million, respectively, and for the six months ended June 30, 2005 and 2004 was 1,820 million and 1,787 million, respectively. For these same periods, the effects of approximately 145 million and 136 million of outstanding stock options, respectively, were excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

  Reclassifications

        We have reclassified our investments in auction rate securities of $619 million as of December 31, 2004 from cash and cash equivalents into short-term investments in our condensed consolidated balance sheets. We invest in auction rate securities as part of our cash management strategy. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through dutch auctions that are typically held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We have reclassified the purchases and sales of these auction rate securities in our condensed consolidated statements of cash flows, decreasing cash used for investing activities by $123 million from $997 million to $874 million for the six months ended June 30, 2004. This reclassification has no impact on previously reported total current assets, total assets, working capital position, results of operations or debt covenants and does not affect previously reported cash flows from operating or financing activities.

        Other short-term investments of $145 million as of December 31, 2004 have also been reclassified to short-term investments from prepaid and other assets.

        Certain other prior period balances have been reclassified to conform to the current presentation.

  Recently issued accounting pronouncements

        In July 2005, the FASB issued an exposure draft of its proposed interpretation intended to clarify the accounting for uncertain tax positions. The interpretation's proposed effective date for us would be December 31, 2005. Until the final interpretation is issued, we are unable to estimate the ultimate impact on our financial statements. However, if the interpretation is issued in its current form, it could result in a significant cumulative charge upon adoption.

        In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, "Accounting Changes and Error Corrections," which is effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

        In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R, "Share-Based Payments." SFAS No. 123R will now be effective for Qwest as of the interim reporting period beginning January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 will be effective for Qwest on December 31, 2005 and requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is remodeled. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. We are in the process of quantifying the impact FIN 47 will have on our financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets," which is effective for us starting July 1, 2005. In the past, we were required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position or results of operations.

Note 2: Assets Held for Sale

        On July 1, 2004, we entered into an agreement with Verizon Wireless ("Verizon") under which it agreed to acquire all of our PCS licenses and substantially all of our related wireless network assets in our local service area (including cell sites and wireless network infrastructure, site leases, and associated network equipment). This sale closed in the first quarter of 2005, and Verizon paid us $418 million to purchase these assets. As of December 31, 2004, $160 million of assets were classified as held for sale. During the first quarter of 2005, we recorded a gain of $257 million from this sale, and other dispositions of wireless assets.

        In March 2005, we committed to a plan to sell specific assets no longer needed in our business with a value of $14 million and ceased recording depreciation related to these assets.

Note 3: Asset Impairment Charges

        During May 2004, we recognized asset impairment charges in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" related to our pay phone business and network supplies held for sale in the aggregate amount of $19 million and $24 million, respectively.

Note 4: Borrowings

        As of June 30, 2005 and December 31, 2004, our borrowings, net of discounts and premiums, consisted of the following:

	June 30, 2005	December 31, 2004
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$245	$584
Current portion of capital lease obligations and other	16	12

Total current borrowings	$261	$596

Long-term borrowings:
Long-term notes	$17,187	$16,609
Long-term capital lease obligations and other	100	81

Total long-term borrowings	$17,287	$16,690

Borrowing Activity

        In June 2005, we issued a total of $1.95 billion (face value) of new debt, as described below.

        On June 17, 2005, our wholly owned subsidiary, Qwest Corporation ("QC") issued a total of $1.15 billion in notes which consisted of $750 million in floating rate notes due in 2013 with interest at LIBOR plus 3.25% (6.67% for the current payment period) and $400 million notes due in 2015 bearing fixed interest at 7.625% per annum. The notes are unsecured general obligations and rank equally with all of QC's other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with QC's other long-term debt. QC plans to file an exchange offer registration statement for a new issue of substantially identical notes within 315 calendar days of the date of issuance of the notes. If the exchange offer registration statement does not become effective within 315 calendar days of the issuance of the notes or the exchange offer is not consummated within 45 days of the registration statement's effectiveness date, the rate at which interest accrues will increase by 0.25% per annum. The aggregate net proceeds of approximately $1.13 billion from the notes have been or will be used to fund our investments in telecommunication assets, repay indebtedness and, to a limited extent, for other general corporate purposes.

        Also on June 17, 2005, QCII issued $600 million of 7.50% senior notes due 2014, Series B. These notes are guaranteed by Qwest Capital Funding, Inc. ("QCF") and Qwest Services Corporation ("QSC"). The guarantee by QCF is on a senior unsecured basis and the guarantee by QSC is on a senior subordinated secured basis. The QSC guarantee is secured by a lien on certain assets of QSC, including the stock of QC and all debt owed to QSC. This collateral also secures other obligations of QSC, but the lien securing the QSC guarantee is (1) junior to the lien securing senior debt secured by the collateral, including the three-year revolving credit facility established by QSC in 2004 (the "2004 QSC Credit Facility"), (2) pari-passu to the lien securing QCII's floating rate senior notes due 2009, 7.25% senior notes due 2011, and 7.5% senior notes due 2014 (the "2009, 2011 and 2014 QCII Notes"), and (3) senior to the lien securing QSC's 13% senior subordinated secured notes due 2007, 13.5% senior subordinated secured notes due 2010 and 14% senior subordinated secured notes due 2014 (the "2007, 2010 and 2014 QSC Notes"), and certain other obligations. Upon the release of the liens securing the 2007, 2010 and 2014 QSC Notes and certain other obligations, subject to certain conditions, the collateral will be released and the subordinated provisions will terminate such that the 2009, 2011 and 2014 QCII Notes will be guaranteed on a senior unsecured basis by QSC. The covenant and default terms of these notes include but are not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and loans and other payment restrictions; (iv) limitations on asset sales or transfers; (v) limitations on transactions with affiliates; (vi) limitations on liens; (vii) limitations on mergers and consolidation and (viii) limitations on business activities. If any series of the notes receive investment grade ratings, most of the covenants with respect to any series of the notes will be subject to suspension or termination. Under the indenture governing the notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million. The net proceeds of approximately $540 million from the notes have been or will be used to fund our investments in telecommunication assets, repay indebtedness and, to a limited extent, for other general corporate purposes.

        On June 23, 2005, QCII issued an additional $200 million aggregate principal amount of its 7.50% senior notes due 2014, Series B, bringing the total principal amount outstanding of such series to $800 million. The net proceeds of approximately $180 million from the notes issued on June 23, 2005 have been or will be used to fund our investments in telecommunication assets, repay indebtedness and, to a limited extent, for other general corporate purposes.

Repayment Activity

        On June 7, 2005, we announced cash tender offers for the purchase of up to $250 million of aggregate principal amount of QC's 6.625% notes due September 15, 2005 (the "QC 6.625% Notes"), up to $150 million aggregate principal amount of QC's 6.125% notes due November 15, 2005 (the "QC 6.125% Notes"), and up to $504 million aggregate principal amount of QSC's 13.0% senior subordinated secured notes due 2007 (the "13% QSC Notes"). We received and accepted tenders of approximately $211 million face amount of QC 6.625% Notes for $216 million, including accrued interest of $4 million, approximately $129 million face amount of QC 6.125% Notes for $131 million, including accrued interest of $1 million, and approximately $452 million face amount of 13% QSC Notes for $501 million, including accrued interest of $1 million. On June 20 and June 23, 2005 QC pre-paid an aggregate of $750 million face amount of its $1.25 billion term loan maturing in June 2007 for $775 million, including accrued interest of $2 million. These transactions resulted in a loss of $55 million due to call premiums that ranged from 0.680% to 10.762%.

Exchange Activity

        During the three months ended June 30, 2005, we exchanged approximately $69 million of existing QCF notes plus $2 million of accrued interest, for approximately 16 million shares of our common stock with an aggregate value of $58 million. The effective share price for the exchange transactions ranged from $4.20 per share to $4.98 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.53 per share to $3.88 per share. As a result, we recorded a gain of $12 million on debt extinguishments during the six month period ended June 30, 2005. These gains are included in other expense—net in our condensed consolidated statements of operations.

        On May 11, 2005, we announced registered exchange offers for the 2009, 2011 and 2014 QCII Notes, and QSC's 13.5% senior subordinated secured notes due 2010 and 14% senior subordinated secured notes due 2014 (the 2010 and 2014 QSC Notes) pursuant to the registration rights agreements that we entered into in connection with the issuance of these outstanding notes. The terms of the registered 2009, 2011 and 2014 QCII Notes and the registered 2010 and 2014 QSC Notes issued in the exchange offers are substantially identical to the terms of the outstanding 2009, 2011 and 2014 QCII Notes and 2010 and 2014 QSC Notes, respectively, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding notes do not apply to the registered notes. We completed the registered exchange offers for the 2009, 2011 and 2014 QCII Notes and for the 2010 and 2014 QSC Notes on June 16, 2005 and on June 17, 2005, respectively.

        On May 27, 2005, QC announced registered exchange offers for its 7.875% notes due 2011(the "2011 QC Notes") and its 8.875% notes due 2012 (the "2012 QC Notes") pursuant to the registration rights agreements that QC entered into in connection with the issuance of these outstanding notes. The terms of the registered 2011 QC Notes and 2012 QC Notes issued in the exchange offers are substantially identical to the terms of the outstanding 2011 QC Notes and 2012 QC Notes, respectively, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding notes do not apply to the registered notes. QC completed the registered exchange offers for the 2011 QC Notes and 2012 QC Notes on July 5, 2005.

Interest Rate Swap Activity

        In 2004 we entered into interest rate swap agreements with notational amounts totaling $825 million. We previously disclosed that all these interest rate swap agreements were designated as fair-value hedges, which effectively converted the related fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. While the structure of the swaps did not change, we determined in the quarter ended March 31, 2005 that agreements with notional amounts totaling $575 million did not meet all the requirements to be treated as fair-value hedges. As a result of this change the changes in the fair value of the swap agreements were included in other expense (income) in our condensed consolidated results of operations in March 2005. Had we applied this same accounting treatment to the swap agreements in 2004, the impact would have been less than $1 million in our 2004 financial statements.

        In the quarter ended June 30, 2005, we terminated each of these interest rate swap agreements. We paid $3 million to terminate the agreements that were not treated as fair-value hedges, and we received $6 million from the termination of the interest rate swap agreement that was treated as a fair-value hedge. For the agreements that were not treated as fair-value hedges the changes in fair value prior to termination resulted in a net $13 million non-operating gain for the three months ended June 30, 2005 and a net $3 million non-operating loss for the six months ended June 30, 2005, respectively, which amounts are included in other expense—net in our condensed consolidated results of operations. For the interest rate swap agreement that was treated as a fair-value hedge, we are amortizing the $6 million of proceeds as a reduction in interest expense over the remaining six years until the hedged notes mature.

Note 5: Restructuring Charges

        The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of June 30, 2005 and December 31, 2004, the amounts included as current liabilities were $95 million and $146 million, respectively, and the long-term portions were $355 million and $374 million, respectively.

        An analysis of activity associated with the existing restructuring reserves for the six months ended June 30, 2005 is as follows:

	2004 Restructuring Plan	2003 and Prior Restructuring Plans	Totals
	(Dollars in millions)
Balance at December 31, 2004	$78	$442	$520
Provisions	—	1	1
Utilizations	(36)	(29)	(65)
Reversals	—	(6)	(6)

Balance at June 30, 2005	$42	$408	$450

        As of June 30, 2005, 3,820 of the 4,000 planned employee reductions associated with the 2004 restructuring plan had been completed and an additional $36 million of the restructuring reserve had been used for severance payments during the six months ended June 30, 2005. In accordance with our severance plan, the remaining severance payments are expected to occur over the next nine months.

        As part of the 2003 and prior restructuring plans, we permanently abandoned 104 leased facilities and planned employee reductions of 2,240. In relation to these plans we recorded a charge in our condensed consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases (up to five years), net of estimated sublease rentals, and estimated costs to terminate the leases. Also in 2001 we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified 10 web-hosting centers that would be permanently abandoned. We expected to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. Certain of these leases are for terms of up to 20 years. For the six months ended June 30, 2005, we utilized $26 million of the established reserve primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases or sooner if market conditions enable transactions to exit the remaining lease obligations. All of the 2,240 planned employee reductions under the 2003 restructuring plan are complete.

Note 6: Employee Benefits

        We have a noncontributory defined benefit pension plan (the "Pension Plan") for substantially all management and occupational (union) employees. In addition to this qualified Pension Plan we also maintain a non-qualified pension plan (the "Non-Qualified Pension Plan") for certain highly compensated employees and executives. We also maintain post-retirement healthcare and life insurance plans that provide medical, dental, vision and life insurance benefits for certain retirees.

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

        The components of the net pension cost (credit), non-qualified pension benefit cost and post-retirement benefit cost are as follows:

	Pension Cost (Credit)		Non-Qualified Pension Cost		Post-retirement Benefit Cost
	Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Service cost	$39	$34	$—	$1	$5	$5
Interest cost	126	144	1	1	80	92
Expected return on plan assets	(175)	(194)	—	—	(32)	(33)
Amortization of transition asset	—	(16)	1	1	—	—
Amortization of prior service cost	(2)	(2)	—	—	(14)	(6)
Recognized net actuarial loss	17	4	—	—	21	23

Net cost (credit) included in current earnings (loss)	$5	$(30)	$2	$3	$60	$81

	Pension Cost (Credit)		Non-Qualified Pension Cost		Post-retirement Benefit Cost
	Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Service cost	$78	$82	$1	$2	$10	$10
Interest cost	251	284	2	2	161	184
Expected return on plan assets	(349)	(387)	—	—	(65)	(66)
Amortization of transition asset	—	(32)	1	1	—	—
Amortization of prior service cost	(3)	(3)	—	—	(28)	(12)
Recognized net actuarial loss	34	4	—	—	40	46

Net cost (credit) included in current earnings (loss)	$11	$(52)	$4	$5	$118	$162

        The net pension cost is allocated between cost of sales and selling, general and administrative expense in our condensed consolidated statements of operations. The measurement date used to determine pension and other post-retirement benefit measures for the pension plan and the post-retirement benefit plan is December 31.

Note 7: Income Tax Provision

        We are currently generating net operating loss carryforwards for tax purposes and have not recognized any net tax benefits associated with the losses because generation of sufficient taxable income to realize the benefits is not considered more likely than not. We also recognize a tax provision for changes in our estimated liability for uncertain tax positions. In the three months ended June 30, 2004, we recorded income tax expense of $136 million primarily related to a change in the expected timing of deductions related to a tax strategy, referred to as Contested Liability Acceleration Strategy ("CLAS").

Note 8: Segment Information

        Our three segments are (1) wireline, (2) wireless and (3) other services. Our chief operating decision maker ("CODM") regularly reviews the results of operations of these three segments to evaluate the performance of each segment and allocate capital resources.

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

        Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless LLC ("Qwest Wireless"). In August 2003, Qwest Wireless entered into a services agreement with a third party provider that allows us to resell its services, including access to its nationwide personal communications service wireless network, to consumer and business customers primarily within our local service area. We began offering these services under our brand name in March 2004 and completed transitioning all of our wireless customers onto its network in March 2005.

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

        Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenue shown below for each segment is derived from transactions with external customers. Internally, we do not separately track the total assets of our wireline or other segments. As such, total asset information for the three segments shown below is not presented. Also, prior to the fourth quarter of 2004, we excluded restructuring expenses from segment income. However, restructuring expenses are now included in the segment information for all periods.

        Segment information for the three and six months ended June 30, 2005 and 2004 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Operating revenues:
Wireline services	$3,331	$3,306	$6,645	$6,648
Wireless services	130	128	254	254
Other services	9	8	20	22

Total operating revenues	$3,470	$3,442	$6,919	$6,924

Operating expenses:
Wireline services	$1,623	$1,797	$3,265	$3,602
Wireless services	148	104	309	181
Other services	708	1,071	1,380	1,797

Total segment expenses	$2,479	$2,972	$4,954	$5,580

Segment income (loss):
Wireline services	$1,708	$1,509	$3,380	$3,046
Wireless services	(18)	24	(55)	73
Other services	(699)	(1,063)	(1,360)	(1,775)

Total segment income	$991	$470	$1,965	$1,344

Capital expenditures:
Wireline	$253	$384	$508	$760
Wireless	1	1	2	1
Other services	98	101	155	180

Total capital expenditures	$352	$486	$665	$941

        The following table reconciles segment income to net loss for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Segment income	$991	$470	$1,965	$1,344
Depreciation	(649)	(660)	(1,302)	(1,315)
Capitalized software and other intangibles amortization	(116)	(124)	(237)	(247)
Impairment charges	—	(43)	—	(43)
Total other expense—net	(393)	(283)	(532)	(692)
Income tax benefit (expense)	3	(136)	(1)	(133)

Net loss	$(164)	$(776)	$(107)	$(1,086)

        Set forth below is revenue information for the three and six months ended June 30, 2005 and 2004 for revenue derived from external customers for our products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Operating revenues:
Local voice	$1,616	$1,680	$3,235	$3,406
Long-distance	547	493	1,105	993
Access	172	164	322	334

Total voice services	2,335	2,337	4,662	4,733
Data and Internet services	996	969	1,983	1,915

Total wireline segment revenues	3,331	3,306	6,645	6,648
Wireless segment revenues	130	128	254	254
Other services revenues	9	8	20	22

Total operating revenues	$3,470	$3,442	$6,919	$6,924

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

Note 9: Non-Cash Activities

        Supplemental disclosures of non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in millions)
Retirement of debt in exchange for common stock	$58	$144
Assets acquired through capital leases	29	10

        During the six months ended June 30, 2005, we exchanged debt with a carrying value of $69 million that was issued by QCF for approximately 16 million shares of our common stock with a value of $58 million and recorded a $12 million gain on debt extinguishment.

        During the six months ended June 30, 2004, we exchanged debt with a carrying value of $169 million that was issued by QCF for approximately 37 million shares of our common stock with a value of $144 million and recorded a $25 million gain on debt extinguishment.

Note 10: Other Comprehensive Loss

        Other comprehensive loss for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in millions)
Net loss	$(164)	$(776)	$(107)	$(1,086)
Adjustments to other comprehensive loss, net of $0 tax benefit	2	—	(7)	17

Comprehensive loss	$(162)	$(776)	$(114)	$(1,069)

Note 11: Commitments and Contingencies

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

        At this time, we believe that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover our losses and the losses of individual insureds following our November 12, 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the investigation and securities actions described below. The insurance proceeds are subject to claims by us and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, or agreements or applicable laws may obligate us to indemnify our current and former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the DOJ investigation, securities actions and certain other matters.

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

DOJ Investigation

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

        On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a complaint in the federal district court for the Southern District of New York against Qwest, Joseph Nacchio, John McMaster and Koninklijke KPN N.V. ("KPN"). The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs' attorneys' fees and costs.

        Various former lenders to KPNQwest or their assignees, including Citibank, N.A., Deutsche Bank AG London and others have notified us of their intent to file legal claims in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that Qwest would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, Qwest's former General Counsel, KPN and other former employees of Qwest, KPN or KPNQwest.

        The four KPNQwest litigation matters described above are in preliminary phases and we will defend against the four filed cases vigorously and will likewise defend against the fifth matter if it is filed. We have not yet conducted discovery on plaintiffs' possible recoverable damages and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these matters were to prevail. Any settlement or judgment in certain of these matters could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in certain of these matters, our financial condition and our ability to meet our debt obligations could be materially and adversely affected.

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

  •
  Colorado. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. Of the $9 million, about $2 million has been released by the carriers in bankruptcy proceedings. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against Qwest. The administrative law judge's recommendation came before the Commission on motions for reconsideration, and on April 25, 2005 the Commission issued an order stating that it will not open a show cause proceeding at this time but rather will open a new proceeding to consider the proposed settlement. Hearings on the proposed settlement are scheduled for September 2005.

  •
  New Mexico. In December 2004, Qwest, the New Mexico Staff, the New Mexico Attorney General and party-CLECs entered into and filed for approval a settlement that would resolve all claims for penalties and credits for a total payment of $3.5 million. On June 30, 2005, the Commission approved the settlement.

  •
  Oregon. On June 17, 2005, the Oregon Commission approved a stipulation between Qwest and the Oregon Staff for the payment of a penalty of approximately $1 million.

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

        On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates Qwest will not be in compliance with the investment commitment at the conclusion of the AFOR in March, 2006, and if the current trend in Qwest's capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that Qwest has an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if Qwest fails to satisfy this investment commitment, any shortfall must be credited or refunded to Qwest's New Mexico customers. The Commission also opened an enforcement and implementation docket to review Qwest's investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission's Final Order. On May 31, 2005, the Commission issued an order, in response to a Qwest report filed on May 20, 2005, designating a hearing examiner to conduct proceedings addressing whether customer credits and refunds should be imposed on Qwest based on Qwest's investment levels as of June 30, 2005, and prior to the expiration of the AFOR in March 2006.

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

Other Matters

        In January 2001, an amended class action complaint was filed in Denver District Court on behalf of a class of U S WEST stockholders of record as of June 30, 2000, the day of the U S WEST/Qwest merger, alleging that Qwest had a duty to pay a quarterly dividend that had been declared by the U S WEST Board of Directors on June 2, 2000. The complaint named as defendants Qwest, the individuals who served on the U S WEST Board of Directors in June 2000, and Joseph Nacchio. Plaintiffs claimed that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim Qwest denied. Plaintiffs sought damages of approximately $273 million plus interest, a constructive trust upon Qwest's assets in the amount of the dividend, costs, and attorneys' fees on behalf of the class, which was certified by the court in January 2005. On June 24, 2005, the court preliminarily approved a $50 million settlement, almost half of which will be funded by the defendants' insurers. The settlement is still subject to final court approval, and will be reviewed at a hearing on August 30, 2005 to determine whether it is fair, just, reasonable and adequate as to the class. We have accrued an amount for the portion of the settlement that will be funded by us.

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

        We have other tax related matters pending against us. We believe we have adequately provided for these matters.

Note 12:    Financial Statements of Guarantors

        In February 2004, QCII issued a total of $1.775 billion of senior notes, which consisted of $750 million in floating rate senior notes due in 2009 with interest at LIBOR plus 3.50%, $525 million fixed rate senior notes due in 2011 with an interest rate of 7.25%, and $500 million fixed rate senior notes due in 2014 with an interest rate of 7.50%, and in June 2005 QCII issued another $800 million of fixed rate senior notes due in 2014, Series B, with an interest rate of 7.50% (collectively, the "QCII Guaranteed Notes"). In addition, over the period from December 2002 to April 2003, we executed exchanges of approximately $5.8 billion in total face amount of QCF notes for approximately $3.7 billion of QSC notes consisting of 13.0% senior subordinated secured notes due 2007, 13.5% senior subordinated secured notes due 2010 and 14.0% senior subordinated secured notes due 2014 (collectively, the "QSC Guaranteed Notes"). Also, in connection with cash tender offers in December 2003 and June 2005, QSC purchased an aggregate of $779 million face amount of the QSC Guaranteed Notes for $886 million in cash. As of June 30, 2005, the outstanding QSC Guaranteed Notes totaled $2.9 billion. The QCII Guaranteed Notes are guaranteed by QCF and QSC. The QSC Guaranteed Notes are guaranteed by QCF and QCII on a senior basis, and the guarantee by QCII is secured by liens on the stock of QSC and QCF.

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

        The following information sets forth our condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004 and our condensed consolidating statements of operations for the three and six months ended June 30, 2005 and 2004 and our condensed consolidating statements of cash flows for the six months ended June 30, 2005 and 2004. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity's investments in all of its subsidiaries, if any, under the equity method. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described herein, the accounting principles used are the same as those used in our consolidated financial statements.

        We utilize lines of credit between certain of our entities, other intercompany obligations, capital contributions and dividends to manage our cash. Amounts outstanding under these intercompany lines of credit and intercompany obligations may vary materially over time.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenues	$—	$—	$—	$1	$3,469	$—	$3,470
Operating revenues—affiliate	—	338	—	10	37	(385)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	275	—	—	1,427	(268)	1,434
Cost of sales—affiliate	—	47	—	—	23	(70)	—
Selling, general and administrative	28	—	—	11	738	268	1,045
Selling, general and administrative—affiliate	—	—	—	—	315	(315)	—
Depreciation	—	—	—	—	649	—	649
Amortization of capitalized software and other intangible assets	—	—	—	—	116	—	116

Total operating expenses	28	322	—	11	3,268	(385)	3,244

Operating (loss) income	(28)	16	—	—	238	—	226

Other expense (income):
Interest expense—net	40	110	69	—	161	—	380
Interest expense—affiliate	2	—	107	—	252	(361)	—
Interest income—affiliate	—	(110)	(250)	(1)	—	361	—
Loss (gain) on early retirement of debt—net	—	17	(12)	—	38	—	43
Other (income) expense—net	(2)	(5)	—	—	(23)	—	(30)
Loss from equity investments in subsidiaries	129	341	—	—	—	(470)	—

Total other expense (income)—net	169	353	(86)	(1)	428	(470)	393

(Loss) income before income taxes	(197)	(337)	86	1	(190)	470	(167)
Income tax benefit (expense)	33	154	(33)	—	(151)	—	3

Net (loss) income	$(164)	$(183)	$53	$1	$(341)	$470	$(164)

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenues	$—	$—	$—	$2	$3,440	$—	$3,442
Operating revenues—affiliate	—	328	—	8	35	(371)	—
Operating expenses:							—
Cost of sales (exclusive of depreciation and amortization)	—	313	—	—	1,481	(308)	1,486
Cost of sales—affiliate	—	43	—	—	19	(62)	—
Selling, general and administrative	324	—	—	10	854	298	1,486
Selling, general and administrative—affiliate	—	—	—	—	299	(299)	—
Depreciation	—	1	—	—	659	—	660
Amortization of capitalized software and other intangible assets	—	—	—	—	124	—	124
Asset impairment charges	—	—	—	—	43	—	43

Total operating expenses	324	357	—	10	3,479	(371)	3,799

Operating (loss) income	(324)	(29)	—	—	(4)	—	(357)

Other expense (income):
Interest expense—net	32	124	71	—	168	(1)	394
Interest expense—affiliate	—	—	276	—	403	(679)	—
Interest income—affiliate	(18)	(265)	(397)	—	—	680	—
Gain on early retirement of debt—net	—	—	(20)	—	—	—	(20)
Loss on the sale of assets	—	—	—	—	1	—	1
Other (income) expense—net	(1)	(3)	1	—	(89)	—	(92)
Loss from equity investments in subsidiaries	465	592	—	—	—	(1,057)	—

Total other expense (income)—net	478	448	(69)	—	483	(1,057)	283

(Loss) income before income taxes	(802)	(477)	69	—	(487)	1,057	(640)
Income tax benefit (expense)	26	(31)	(26)	—	(105)	—	(136)

Net (loss) income	$(776)	$(508)	$43	$—	$(592)	$1,057	$(776)

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantor	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenues	$—	$—	$—	$3	$6,916	$—	$6,919
Operating revenues—affiliate	—	677	—	18	76	(771)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	552	—	—	2,858	(537)	2,873
Cost of sales—affiliate	—	94	—	—	48	(142)	—
Selling, general and administrative	62	—	—	19	1,463	537	2,081
Selling, general and administrative—affiliate	—	—	—	—	629	(629)	—
Depreciation	—	1	—	—	1,301	—	1,302
Amortization of capitalized software and other intangible assets	—	—	—	—	237	—	237

Total operating expenses	62	647	—	19	6,536	(771)	6,493

Operating (loss) income	(62)	30	—	2	456	—	426

Other expense (income):
Interest expense—net	75	225	138	—	323	—	761
Interest expense—affiliate	4	—	366	—	673	(1,043)	—
Interest income—affiliate	(18)	(353)	(671)	(1)	—	1,043	—
Loss (gain) on early retirement of debt—net	—	17	(12)	—	38	—	43
Gain on the sale of assets	—	—	—	—	(257)	—	(257)
Other (income) expense—net	(3)	(8)	—	—	(4)	—	(15)
Loss from equity investments in subsidiaries	56	629	—	—	—	(685)	—

Total other expense (income)—net	114	510	(179)	(1)	773	(685)	532

(Loss) income before income taxes	(176)	(480)	179	3	(317)	685	(106)
Income tax benefit (expense)	69	311	(68)	(1)	(312)	—	(1)

Net (loss) income	$(107)	$(169)	$111	$2	$(629)	$685	$(107)

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenues	$—	$—	$—	$3	$6,921	$—	$6,924
Operating revenues—affiliate	—	716	—	16	55	(787)	—
Operating expenses:							—
Cost of sales (exclusive of depreciation and amortization)	—	590	—	—	2,930	(580)	2,940
Cost of sales—affiliate	—	71	—	—	42	(113)	—
Selling, general and administrative	342	—	—	18	1,710	570	2,640
Selling, general and administrative—affiliate	—	—	—	—	664	(664)	—
Depreciation	—	1	—	—	1,314	—	1,315
Amortization of capitalized software and other intangible assets	—	—	—	—	247	—	247
Asset impairment charges	—	—	—	—	43	—	43

Total operating expenses	342	662	—	18	6,950	(787)	7,185

Operating (loss) income	(342)	54	—	1	26	—	(261)

Other expense (income):
Interest expense—net	52	265	151	—	323	(1)	790
Interest expense—affiliate	6	—	559	—	764	(1,329)	—
Interest income—affiliate	(18)	(556)	(756)	—	—	1,330	—
Gain on early retirement of debt—net	—	—	(5)	—	—	—	(5)
Other (income) expense—net	(11)	(5)	—	—	(77)	—	(93)
Loss from equity investments in subsidiaries	734	1,275	—	—	—	(2,009)	—

Total other expense (income)—net	763	979	(51)	—	1,010	(2,009)	692

(Loss) income before income taxes	(1,105)	(925)	51	1	(984)	2,009	(953)
Income tax benefit (expense)	19	158	(19)	—	(291)	—	(133)

Net (loss) income	$(1,086)	$(767)	$32	$1	$(1,275)	$2,009	$(1,086)

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 30, 2005

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$150	$1,300	$—	$—	$795	$—	$2,245
Short-term investments	44	378	—	—	212	—	634
Accounts receivable—net	—	17	—	1	1,548	—	1,566
Accounts receivable—affiliates	31	383	84	—	20	(518)	—
Notes receivable—affiliates	—	4,858	13,439	87	—	(18,384)	—
Prepaid and other assets	3	37	—	31	478	(118)	431
Assets held for sale	—	—	—	—	14	—	14

Total current assets	228	6,973	13,523	119	3,067	(19,020)	4,890
Property, plant and equipment—net	—	5	—	—	16,096	—	16,101
Capitalized software and other intangible assets—net	40	—	—	—	1,033	—	1,073
Investments in subsidiaries	362	(10,004)	—	—	—	9,642	—
Prepaid pension assets	—	94	—	—	1,088	—	1,182
Other assets	167	2,405	40	100	438	(2,319)	831

Total assets	$797	$(527)	$13,563	$219	$21,722	$(11,697)	$24,077

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$5	$—	$179	$—	$77	$—	$261
Current borrowings—affiliates	86	—	4,761	—	13,537	(18,384)	—
Accounts payable	3	29	—	—	682	—	714
Accounts payable—affiliates	—	21	—	26	248	(295)	—
Accrued expenses and other current liabilities	212	239	125	35	1,448	(92)	1,967
Accrued expenses and other current liabilities—affiliates	—	—	37	30	181	(248)	—
Deferred revenue and advanced billings	—	—	—	—	626	—	626

Total current liabilities	306	289	5,102	91	16,799	(19,019)	3,568
Long-term borrowings—net	2,622	3,030	3,568	—	8,067	—	17,287
Post-retirement and other post-employment benefit obligations	—	434	—	—	2,985	—	3,419
Deferred income taxes	34	—	—	—	2,286	(2,320)	—
Deferred revenue	—	—	—	—	548	—	548
Other long-term liabilities	498	267	—	112	1,041	—	1,918

Total liabilities	3,460	4,020	8,670	203	31,726	(21,339)	26,740

Stockholders' (deficit) equity	(2,663)	(4,547)	4,893	16	(10,004)	9,642	(2,663)

Total liabilities and stockholders' equity (deficit)	$797	$(527)	$13,563	$219	$21,722	$(11,697)	$24,077

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2004

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$59	$252	$—	$—	$840	$—	$1,151
Short-term investments	—	764	—	—	—	—	764
Accounts receivable—net	—	13	2	2	1,577	—	1,594
Accounts receivable—affiliates	72	466	141	—	84	(763)	—
Current tax receivable	—	227	—	—	—	(227)	—
Notes receivable—affiliates	87	13,986	21,972	59	—	(36,104)	—
Deferred income taxes	—	—	—	—	111	(111)	—
Prepaid and other assets	—	38	—	67	452	(8)	549
Assets held for sale	—	—	—	—	160	—	160

Total current assets	218	15,746	22,115	128	3,224	(37,213)	4,218
Property, plant and equipment—net	—	5	—	—	16,848	—	16,853
Capitalized software and other intangible assets—net	39	—	—	—	1,140	—	1,179
Investments in subsidiaries	(1,266)	(18,006)	—	—	—	19,272	—
Prepaid pension assets	—	96	—	—	1,096	—	1,192
Other assets	1,140	2,339	47	66	468	(3,178)	882

Total assets	$131	$180	$22,162	$194	$22,776	$(21,119)	$24,324

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$5	$—	$179	$—	$412	$—	$596
Current borrowings—affiliates	126	—	13,976	—	22,002	(36,104)	—
Accounts payable	3	31	—	—	698	(1)	731
Accounts payable—affiliates	—	2	—	—	234	(236)	—
Accrued expenses and other current liabilities	174	334	123	35	1,962	(338)	2,290
Accrued expenses and other current liabilities—affiliates	17	65	139	53	260	(534)	—
Deferred revenue and advanced billings	—	—	—	—	669	—	669

Total current liabilities	325	432	14,417	88	26,237	(37,213)	4,286
Long-term borrowings—net	1,886	3,528	3,637	—	7,639	—	16,690
Post-retirement and other post-employment benefit obligations	—	433	—	—	2,958	—	3,391
Deferred income taxes	34	—	—	—	2,194	(2,228)	—
Deferred revenue	—	—	—	—	559	—	559
Other long-term liabilities	497	245	950	91	1,177	(950)	2,010

Total liabilities	2,742	4,638	19,004	179	40,764	(40,391)	26,936

Stockholders' (deficit) equity	(2,612)	(4,439)	3,158	15	(18,006)	19,272	(2,612)

Total liabilities and stockholders' (deficit) equity	$130	$199	$22,162	$194	$22,758	$(21,119)	$24,324

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(107)	$(169)	$111	$2	$(629)	$685	$(107)
Adjustments to net (loss) income	(9)	805	(7)	1	1,339	(685)	1,444
Net change in operating assets and liabilities	92	(45)	(39)	25	(456)	(1)	(424)

Cash provided by (used for) operating activities	(24)	591	65	28	254	(1)	913

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(1)	(19)	—	—	(645)	—	(665)
Proceeds from sale of property, plant and equipment	—	—	—	—	418	—	418
Proceeds from sales of investment securities	—	1,086	—	—	—	—	1,086
Purchases of investment securities	—	(912)	—	—	—	—	(912)
Net proceeds (purchases) of investments managed by QSC	(18)	(100)	—	—	118	—	—
Cash infusion to subsidiaries	(530)	(10,000)	—	—	—	10,530	—
Net decrease (increase) in short-term affiliate loans	—	9,128	8,533	(28)	—	(17,633)	—
Dividends received from affiliate	—	1,419	—	—	—	(1,419)	—
Other	—	—	—	—	17	—	17

Cash (used for) provided by investing activities	(549)	602	8,533	(28)	(92)	(8,522)	(56)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	735	—	—	—	1,150	—	1,885
Repayments of long-term borrowings, including current maturities	—	(452)	—	—	(1,098)	—	(1,550)
Net repayments of short-term affiliate borrowings	(40)	—	(9,128)	—	(8,466)	17,634	—
Proceeds from issuances of common and treasury stock	7	—	—	—	—	—	7
Equity infusion from parent	—	—	530	—	10,000	(10,530)	—
Dividends paid to parent	—	—	—	—	(1,419)	1,419	—
Debt issuance costs	(13)	—	—	—	(18)	—	(31)
Other	—	(49)	—	—	(25)	—	(74)

Cash provided by (used for) financing activities	689	(501)	(8,598)	—	124	8,523	237

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash	116	692	—	—	286	—	1,094
Beginning balance	34	608	—	—	509	—	1,151

Ending balance	$150	$1,300	$—	$—	$795	$—	$2,245

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(1,086)	$(767)	$32	$1	$(1,275)	$2,009	$(1,086)
Adjustments to net (loss) income	729	1,683	16	1	1,337	(1,976)	1,790
Net change in operating assets and liabilities	419	(24)	(28)	11	(237)	(1)	140

Cash provided by (used for) operating activities	62	892	20	13	(175)	32	844

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(1)	—	—	—	(940)	—	(941)
Proceeds from sale of property, plant and equipment	—	—	—	—	5	—	5
Proceeds from sale of investment securities	—	981	—	—	5	—	986
Purchase of investment securities	—	(929)	—	—	—	—	(929)
Net proceeds (purchases) of investments managed by QSC	(52)	(3)	—	18	37	—	—
Cash infusion to subsidiaries	—	(2,206)	—	—	—	2,206	—
Net decrease (increase) in short-term affiliate loans	—	(53)	(877)	(68)	(1)	999	—
Long-term loans made to affiliates	(950)	—	—	—	—	950	—
Principal collected on long-term affiliate loans	—	400	793	—	—	(1,193)	—
Dividends received from affiliate	—	1,560	—	—	—	(1,560)	—
Other	—	—	—	—	5	—	5

Cash used for investing activities	(1,003)	(250)	(84)	(50)	(889)	1,402	(874)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,763	—	—	—	3	—	1,766
Repayments of long-term borrowings including current maturities	—	(750)	(921)	—	(191)	—	(1,862)
Proceeds from long-term borrowings—affiliates	—	—	950	—	—	(950)	—
Repayments of long-term borrowings—affiliates	—	—	—	—	(1,193)	1,193	—
Net (repayments of) proceeds from short-term affiliate borrowings	(719)	—	54	—	1,663	(998)	—
Proceeds from issuances of common and treasury stock	37	—	—	—	—	(33)	4
Equity infusion from parent	—	—	—	—	2,206	(2,206)	—
Dividends paid to parent	—	—	—	—	(1,560)	1,560	—
Debt issuance costs	(32)	(9)	—	—	—	—	(41)
Other	—	—	(19)	—	—	—	(19)

Cash provided by (used for) financing activities	1,049	(759)	64	—	928	(1,434)	(152)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash	108	(117)	—	(37)	(136)	—	(182)
Beginning balance	—	461	—	37	868	—	1,366

Ending balance	$108	$344	$—	$—	$732	$—	$1,184

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.

(3)
QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

Note 13: Subsequent Events

        On July 15, 2005, we paid $179 million for the 6.25% per annum QCF notes that matured on that date. These notes were included in current portion of long-term borrowings in our condensed consolidated balance sheets as of June 30, 2005 and as of December 31, 2004.

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

        Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements in Item 1 of Part I of this report, including the footnotes thereto. Our operating revenues are generated from our wireline, wireless and other services segments. An overview of the segment results is provided in Note 8—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. Segment discussions reflect the way we reported our segment results to our Chief Operating Decision Maker ("CODM") in the second quarter of 2005 and include revenue results for each of our customer channels within the wireline segment: business, mass markets and wholesale. In order to better serve the similar needs of our small business and consumer customers, we have combined these customers into a new channel, which we refer to as "mass markets," and have reclassified our small business customers for all periods presented. Certain prior year revenue and expense amounts have been reclassified to conform to the current year presentations.

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

  •
  The consolidation trend in the telecommunications industry, as exemplified by the current proposed mergers, could have significant impact on customer choice and may impact our efforts to win customers and strengthen our position as a national provider of communications services. Our revenues and expenses may also be impacted as partners to the mergers integrate and consolidate their operations.

  •
  We expect technology substitution such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephony and cable modem substitution for dial-up modem lines and DSL to continue to cause additional access line losses.

  •
  Employees represented by labor unions represent a significant portion of our work force and of the industry. We are currently in negotiations with the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW") regarding agreements that expire on August 13, 2005. The impact of these negotiations could have a material impact on our future financial results and financial position from changes to our wage and benefit structure including, but not limited to, wage rates, health care costs, pensions and post-retirement benefit obligations.

  •
  Our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services. For instance, recent FCC decisions, including its Triennial Review Remand Order, may facilitate some carriers converting existing special access transport services to lower priced UNE transport. Such conversions could have a significant impact on our future financial results.

  •
  We expect business users of telecommunication services to increasingly want to receive all of their services from one provider.

Results of Operations

Overview

        Our operating revenues are generated from the following three segments:

  •
  Wireline services. The wireline segment utilizes our traditional telephone and fiber optic broadband networks to provide voice services and data and Internet services to mass markets, which includes consumer and small business customers, business and wholesale customers. Our wireline services include:

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

  •
  Wireless services. We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a third party provider that allows us to resell wireless services, including access to their nationwide PCS wireless network, to mass markets and business customers, primarily within our local service area states. We began offering these services under our brand name in March 2004 and now provide the services through the third party provider's network.

  •
  Other services. Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

        The following table summarizes our results of operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Operating revenues	$3,470	$3,442	$28	1%	$6,919	$6,924	$(5)	nm
Operating expenses	3,244	3,799	(555)	(15)%	6,493	7,185	(692)	(10)%

Operating income (loss)	226	(357)	583	nm	426	(261)	687	nm
Other expense—net	393	283	110	39%	532	692	(160)	(23)%

Loss before income taxes	(167)	(640)	473	74%	(106)	(953)	847	89%
Income tax benefit (expense)	3	(136)	139	nm	(1)	(133)	132	99%

Net loss	$(164)	$(776)	$612	79%	$(107)	$(1,086)	$979	90%

Basic and diluted loss per share	$(0.09)	$(0.43)	$0.34	79%	$(0.06)	$(0.61)	$0.55	90%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Revenues

        The following table compares operating revenue by segment including the detail of customer channels within our wireline segment for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Wireline revenues
Voice Services:
Local Voice:
Business	$270	$278	$(8)	(3)%	$536	$569	$(33)	(6)%
Mass Markets	1,124	1,163	(39)	(3)%	2,252	2,375	(123)	(5)%
Wholesale	222	239	(17)	(7)%	447	462	(15)	(3)%

Total local voice	1,616	1,680	(64)	(4)%	3,235	3,406	(171)	(5)%
Long Distance:
Business	114	114	—	nm	228	230	(2)	(1)%
Mass Markets	164	140	24	17%	330	280	50	18%
Wholesale	269	239	30	13%	547	483	64	13%

Total long-distance	547	493	54	11%	1,105	993	112	11%
Access:
Business	1	1	—	nm	2	3	(1)	(33)%
Mass Markets	2	1	1	100%	4	3	1	33%
Wholesale	169	162	7	4%	316	328	(12)	(4)%

Total access	172	164	8	5%	322	334	(12)	(4)%

Total voice services	2,335	2,337	(2)	nm	4,662	4,733	(71)	(2)%

Data and Internet:
Business	510	498	12	2%	1,004	995	9	1%
Mass Markets	175	141	34	24%	346	277	69	25%
Wholesale	311	330	(19)	(6)%	633	643	(10)	(2)%

Total data and Internet	996	969	27	3%	1,983	1,915	68	4%

Total wireline revenues	3,331	3,306	25	1%	6,645	6,648	(3)	nm
Wireless revenues	130	128	2	2%	254	254	—	nm
Other services revenues	9	8	1	13%	20	22	(2)	(9)%

Total operating revenues	$3,470	$3,442	$28	1%	$6,919	$6,924	$(5)	nm

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Wireline Revenue

  Voice Services

        Local Voice Services.    The decrease in local voice services revenue for the three and six months ended June 30, 2005 in our business and mass markets channels was primarily due to access line losses from competitive pressures and technology substitution partially offset by Universal Service Fund, or USF, rate increases. The decrease in our wholesale channel is primarily due to the sale of our payphone business in August 2004.

        The following table shows our access lines by channel as of June 30, 2005 and 2004:

	Access Lines*
	As of June 30,
			Increase/ (Decrease)	% Change
	2005	2004
		(in thousands)
Business	2,489	2,655	(166)	(6)%
Mass Markets	10,790	11,283	(493)	(4)%
Wholesale	1,807	1,901	(94)	(5)%

Total	15,086	15,839	(753)	(5)%

*
We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

        Long Distance Services.    The increase in long-distance services revenue for the three and six months ended June 30, 2005 was primarily due to increased in-region long-distance subscribers using increased minutes of use, an increase in our monthly recurring charge to our mass markets customers and wholesale volume increases. These increases were partially offset by lower rates per minute across all customer channels. Decreases in rates for our business customers, driven by competition, offset business subscriber and volume increases.

        Access Services.    The increase in total access services revenue for the three months ended June 30, 2005 was primarily due to a $23 million favorable settlement of a customer billing dispute during the quarter. Additionally, total access services revenue for the three and six months ended June 30, 2005 continue to be negatively effected by mass markets and business access line losses, as well as our increasing penetration into in-region long-distance (as we became a competitor to our access services customers).

  Data and Internet Services

        The increase in data and Internet services revenue for the three and six months ended June 30, 2005 was driven by customer growth across the suite of products offered in our business and mass markets channels including Internet and video products and related equipment, expanded service availability and increased penetration of DSL in our mass markets channel and an increase in Frame Relay and DIA revenue in our wholesale channel. These increases were partially offset by declines in our wholesale channel due to the termination of our wholesale modem services product in April 2005 and a favorable one-time revenue adjustment recorded during the second quarter of 2004 from a customer bankruptcy in our wholesale channel.

Wireless Revenue

        Wireless services revenue remained flat for the three and six months ended June 30, 2005 due to decreased subscribers, offset by increased plan and airtime rates to new subscribers resulting in higher average revenue per subscriber.

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

  •
  Facility costs.  Facility costs are third-party telecommunications expenses we incur to connect our customers to networks or to end-user product platforms not owned by us. We have benefited in this area from the renegotiation, termination or settlement during 2004 and 2003 of various service arrangements, from network optimization initiatives and from regulatory approval allowing us to provide long-distance services in our local service area using our own telecommunications equipment, thereby decreasing our reliance on third party providers. These decreases in rates were more than offset by increases in costs due to increased long-distance traffic, consistent with increases in our in-region, international and wholesale long-distance, as well as data and Internet volumes and new wireless facility costs due to our agreement with a third party wireless provider.

        The following table provides further detail regarding our operating expenses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Operating expenses:
Cost of sales:
Facility costs	$682	$681	$1	nm	$1,359	$1,343	$16	1%
Network expenses	59	66	(7)	(11)%	125	123	2	2%
Employee-related costs	388	437	(49)	(11)%	798	887	(89)	(10)%
Other non-employee related costs	305	302	3	1%	591	587	4	1%

Total cost of sales	1,434	1,486	(52)	(3)%	2,873	2,940	(67)	(2)%
Selling, general and administrative:
Property and other taxes	111	115	(4)	(3)%	210	196	14	7%
Bad debt	53	13	40	nm	110	106	4	4%
Restructuring and severance related costs	(1)	127	(128)	nm	14	142	(128)	(90)%
Employee-related costs	410	434	(24)	(6)%	817	903	(86)	(10)%
Other non-employee related costs	472	797	(325)	(41)%	930	1,293	(363)	(28)%

Total selling, general and administrative	1,045	1,486	(441)	(30)%	2,081	2,640	(559)	(21)%
Depreciation	649	660	(11)	(2)%	1,302	1,315	(13)	(10)%
Amortization of capitalized software and other intangible assets	116	124	(8)	(6)%	237	247	(10)	(4)%
Asset impairment charges	—	43	(43)	nm	—	43	(43)	nm

Total operating expenses	$3,244	$3,799	$(555)	(15)%	$6,493	$7,185	$(692)	(10)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

  Cost of Sales

        Cost of sales includes employee-related costs, such as salaries and wages directly attributable to products or services, and benefits, network, facility costs and other non-employee related costs such as real estate, USF charges, materials and supplies, contracted engineering services, computer system support and the cost of CPE sold. Cost of sales as a percentage of revenue for the three and six months ended June 30, 2005 has remained relatively flat at 41.3% and 41.5%, respectively. Cost of sales as a percentage of revenue decreased by 1% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 primarily due to employee reductions from our restructuring plans, continued focus on containing our employee-related costs and productivity improvements.

        Facility costs have remained relatively flat for the three and six months ended June 30, 2005. Increases in facility costs for the six months ended June 30, 2005 driven by increased long-distance volumes, primarily domestic, and additional wireless costs have been offset by cost savings of approximately $115 million from the renegotiation, termination or settlement of service arrangements and from network optimization initiatives.

        Employee-related costs, such as salaries and wages, benefits and overtime for the three and six months ended June 30, 2005 decreased primarily due to employee reductions as explained above.

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

        Our property and other taxes increased for the six months ended June 30, 2005 primarily as the result of a one-time expense reduction from a successful property tax settlement of $28 million for the quarter ended March 31, 2004.

        Bad debt expense increased for the three months ended June 30, 2005 primarily due to favorable settlements during the second quarter of 2004 totaling $52 million from companies emerging from bankruptcy offset by a $13 million unfavorable bad debt settlement. Our bad debt expense for the six months ended June 30, 2005 increased as a result of these favorable settlements partially offset by a continued trend of improved collection practices as well as an unfavorable bad debt settlement of approximately $20 million recorded in the first quarter of 2004.

        Restructuring and severance related costs decreased for the three and six months ended June 30, 2005 due to a second quarter of 2004 charge of $127 million resulting from a planned workforce reduction.

        Employee-related costs, such as salaries and wages, benefits and overtime for the three and six months ended June 30, 2005 decreased due to employee reductions from our restructuring efforts and productivity improvements.

        Other non-employee related costs decreased for the three and six months ended June 30, 2005 primarily due to $318 million litigation reserves recorded in the second quarter of 2004 and reduced professional fees related to our cost containment efforts.

  Combined Pension and Post-retirement Benefits

        Our results include a net pension expense, which is the combined cost of our pension and post-retirement benefit plans. We recorded a net pension expense of $67 million and $54 million for the three months ended June 30, 2005 and 2004, respectively, and $133 million and $115 million for the six months ended June 30, 2005 and 2004, respectively. The net pension expense is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The increase in net pension expense for the three and six month periods ended June 30, 2005 as compared to the three and six month period ended June 30, 2004 is primarily due to decreased expected return on investments in the benefit trusts, completion of amortization of the transition asset in 2004, and amortization of actuarial losses caused by the volatile equity markets and lower discount rates partially offset by reductions in expense due to headcount reduction, plan design changes, and the inclusion of the Medicare Part D subsidy in the first quarter of 2005 versus the delayed recognition during 2004. The net pension expense is allocated to cost of sales and SG&A.

Operating Expenses by Segment

        Segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and marketing. We centrally manage indirect administrative services costs such as finance, information technology, real estate and legal; consequently, these costs are allocated to the other services segment. We evaluate depreciation, amortization, interest expense, interest income, and other (income) expense on a total company basis. As a result, these charges are not allocated to any segment. Similarly, we do not include impairment charges in the segment results. Our CODM regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income.

Wireline Segment Expenses

        The following table sets forth wireline expenses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Wireline expenses:
Facility costs	$602	$662	(60)	(9)%	$1,201	$1,316	$(115)	(9)%
Network expenses	58	61	(3)	(5)%	120	114	6	5%
Bad debt	40	8	32	nm	83	83	—	nm
Restructuring and severance related costs	4	81	(77)	(95)%	10	86	(76)	(88)%
Employee-related costs	590	651	(61)	(9)%	1,199	1,326	(127)	(10)%
Other non-employee related costs	329	334	(5)	(1)%	652	677	(25)	(4)%

Total wireline expenses	$1,623	$1,797	$(174)	(10)%	$3,265	$3,602	$(337)	(9)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

        Wireline operating expenses represent 66% and 65% of total segment expenses for the six months ended June 30, 2005 and 2004, respectively and decreased primarily due to reduced restructuring expenses, employee reductions from our restructuring plans, decreased facility costs achieved through network optimization initiatives and the renegotiation, termination or settlement of services arrangements. Partially offsetting these decreases was increased bad debt expense due to the items discussed above.

Wireless Segment Expenses

        The following table sets forth wireless expenses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Wireless expenses:
Facility costs	$79	$13	$66	nm	$155	$22	$133	nm
Wireless equipment	28	29	(1)	(3)%	54	50	4	8%
Bad debt	14	6	8	133%	28	15	13	87%
Employee-related costs	8	7	1	14%	20	13	7	54%
Other non-employee related costs	19	49	(30)	(61)%	52	81	(29)	(36)%

Total wireless expenses	$148	$104	$44	42%	$309	$181	$128	71%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

        Wireless operating expenses increased for the three and six months ended June 30, 2005 primarily due to facility costs associated with our customers who previously received their services on our network and whose services we now provide through a third party and classify as facility costs rather than other non-employee related costs. We expect our facility costs to increase proportionally as our subscriber base and usage increases. Partially offsetting this increase in facility costs was a decrease in other non-employee related expenses associated with providing wireless services through our network.

Other Services Expenses

        Other services expenses include unallocated corporate expenses for direct services such as finance, information technology, legal, real estate, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information as to the composition of other services expenses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Other services expenses:
Property and other taxes	$111	$114	$(3)	(3)%	$209	$195	$14	7%
Real estate costs	99	106	(7)	(7)%	204	218	(14)	(6)%
Restructuring and severance related costs	(5)	46	(51)	nm	2	56	(54)	(96)%
Employee-related costs	200	213	(13)	(6)%	398	450	(52)	(12)%
Other non-employee related *	303	592	(289)	(49)%	567	878	(311)	(35)%

Total other services expenses	$708	$1,071	$(363)	(34)%	$1,380	$1,797	$(417)	(23)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

*
Certain immaterial expenses for facility costs, bad debt and network expenses in the other segment are recorded in other non-employee related costs.

        The decrease in other services expenses for the three and six months ended June 30, 2005 was primarily driven by a $300 million litigation reserve record in the second quarter of 2004. Other contributing factors include decreases in real estate costs, restructuring and related costs as well as reductions in our employee related costs due to our restructuring efforts and productivity improvements, which more than offset the increase in property and other taxes. Property and other taxes increased primarily as the result of a favorable property tax settlement during the first quarter of 2004.

Other Consolidated Results

Other Expense—Net

        Other expense—net generally includes interest expense net of capitalized interest, investment write-downs, gains and losses on the sales of investments and fixed assets, gains and losses on early retirement of debt and changes in derivative instrument market values.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Interest expense—net	$380	$394	$(14)	(4)%	$761	$790	$(29)	(4)%
Loss (gain) on early retirement of debt—net	43	(20)	63	nm	43	(5)	48	nm
Loss (gain) on sale of assets	—	1	(1)	nm	(257)	—	(257)	nm
Other income—net	(30)	(92)	62	67%	(15)	(93)	78	84%

Total other expense—net	$393	$283	$110	39%	$532	$692	$(160)	(23)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

        Interest expense—net.    Interest expense—net decreased during the six months ended June 30, 2005 primarily due to the recognition of $22 million of unamortized debt-issuance costs associated with the early termination of a previous credit facility included in the interest expense for the three months ended March 31, 2004. Interest expense decreased for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 primarily due to a reduction of penalty interest on a portion of our debt and reduced interest on a purchase obligation.

        Loss (gain) on early retirement of debt.    In the quarter ended June 30, 2005, we recorded a loss of $55 million for cash tender offers and a prepayment of approximately $1.5 billion in debt and a gain of $12 million from a debt for equity exchange as further discussed in Note 4—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report.

        Loss (gain) on sale of assets.    On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all of our PCS licenses and substantially all of our related wireless network assets. We closed this transaction in the first quarter of 2005 and recognized a gain of $257 million associated with this and related asset sales.

        Other income—net.    Other income—net decreased for the three and six months ended June 30, 2005 primarily due to a $60 million gain from the settlement of a customer emerging from bankruptcy and a $20 million gain related to the termination of indefeasible rights of use agreements in the quarter ended June 30, 2004. In the second quarter of 2005 we had a $13 million gain and a net $3 million loss for the six months ended June 30, 2005 as a result of changes in the fair value of certain interest rate swap agreements.

Income Taxes

        For the three and six months ended June 30, 2004 our income tax benefit was offset by a full deferred tax asset valuation allowance. As discussed further in Note 7—Income Tax Provision we incurred a charge to tax expense of $136 million for the three months ended June 30, 2004, primarily related to our CLAS tax strategy.

Liquidity and Capital Resources

Near-Term View

        Our working capital, or the amount by which our current assets exceed our current liabilities, was $1.25 billion as of June 30, 2005, as compared to our working capital deficit, or the amount by which our current liabilities exceed our current assets, of $68 million as of December 31, 2004. Our working capital has improved as the result of several factors. During the second quarter of 2005, our borrowing and repayment activity significantly improved our liquidity by reducing the current portion of our long-term borrowings and temporarily increasing our cash balance as further discussed in Note 4—Borrowings to our condensed consolidated financial statements in Item 1 of Part 1 of this report. In addition, we have remaining 2005 maturities of approximately $240 million, of which $179 million was paid on July 15 as described in Note 13—Subsequent Events to our condensed consolidated financial statements in Item 1 of Part I of this report. In the first quarter of 2005, we sold our PCS licenses and substantially all of our related wireless network assets for $418 million and recognized a gain of $257 million related to this sale.

        We believe that our cash on hand together with our short-term investments and our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, settlements or tax payments, such as the potential CLAS obligation, as further discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        To the extent that our EBITDA (as defined in our debt covenants) is reduced by cash judgments or settlements, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our line of credit and potential restrictions on incurring additional debt under certain provisions of our debt agreements. In addition, a three-year revolving credit facility established by Qwest Services Corporation ("QSC") in 2004 (the "2004 QSC Credit Facility") contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

        We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. During the quarter ended June 30, 2005, we have taken the following measures to improve our near-term financial position:

  •
  On June 17, 2005, we issued a total of $1.75 billion aggregate principal amount of new debt consisting of $1.15 billion in notes issued by Qwest Corporation ("QC"), including $750 million in floating rate notes due in 2013 with interest at LIBOR plus 3.25% (6.67% for the current payment period), and $400 million notes due in 2015 with an interest rate of 7.625% and $600 million of 7.50% senior notes due 2014, Series B, issued by QCII.

  •
  On June 23, 2005, QCII issued an additional $200 million aggregate principal amount of its 7.50% senior notes due 2014, Series B, bringing the total principal amount outstanding of such series to $800 million.

  •
  On June 7, 2005, we announced cash tender offers for the purchase of up to $250 million aggregate principal amount of QC's 6.625% notes due September 15, 2005 (the "QC 6.625% Notes"), up to $150 million aggregate principal amount of QC's 6.125% notes due in November 15, 2005 (the "QC 6.125% Notes"), and up to $504 million aggregate principal amount of QSC's 13.0% senior subordinated secured notes due 2007 (the "QSC 13% Notes"). We received and accepted tenders of approximately $211 million face amount of QC 6.625% Notes for $216 million, including accrued interest of $4 million, approximately $129 million face amount of QC 6.125% Notes for $131 million, including accrued interest of $1 million, and approximately $452 million face amount of QSC 13% Notes for $501 million, including accrued interest of $1 million. On June 20 and June 23, 2005 QC pre-paid an aggregate of $750 million face amount of its $1.25 billion term loan maturing in June 2007 for $775 million, including accrued interest of $2 million. These transactions resulted in a loss of $55 million.

  •
  During the three months ended June 30, 2005, we exchanged approximately $69 million of existing QCF notes plus $2 million of accrued interest for approximately 16 million shares of our common stock with an aggregate value of $58 million. The effective share price for the exchange transactions ranged from $4.20 per share to $4.98 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.53 per share to $3.88 per share. As a result, we recorded a gain of $12 million on debt extinguishments during the six month period ended June 30, 2005. These gains are included in other expense (income) in our condensed consolidated statements of operations.

  •
  On May 11, 2005, we announced registered exchange offers for QCII's floating rate senior notes due 2009, 7.25% senior notes due 2011, and 7.5% senior notes due 2014 (the "2009, 2011 and 2014 QCII Notes"), and QSC's 13.5% senior notes due in 2010 and 14% senior subordinated secured notes due 2014 (the "2010 and 2012 QSC Notes") pursuant to the registration rights agreements that we entered into in connection with the issuance of these outstanding notes. We completed the registered exchange offer for the 2009, 2011 and 2014 QCII Notes and for the 2010 and 2014 QSC Notes on June 16, 2005 and June 17, 2005, respectively.

  •
  On May 27, 2005, QC announced registered exchange offers for its 7.875% QC notes due 2011 (the "2011 QC Notes") and its 8.875% notes due 2012 (the "2012 QC Notes") pursuant to the registration rights agreements that it entered into in connection with the issuance of these outstanding notes. QC completed the registered exchange offers for the 2011 QC notes and 2012 QC Notes on July 5, 2005.

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

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by operations does not improve, if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements or tax payments as further discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

        The 2004 QSC Credit Facility makes available to us $750 million of additional credit subject to certain restrictions as described below, and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

        Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Letters of Credit

        We maintain letter of credit arrangements with various financial institutions for up to $40 million. At June 30, 2005, we had outstanding letters of credit of approximately $30 million.

Historical View

	For the Six Months Ended June 30,
	2005	2004
	(Dollars in millions)
Cash Flows:
Provided by operating activities	$913	$844
Used for investing activities	(56)	(874)
Provided by (used for) financing activities	237	(152)

Net increase (decrease) in cash and cash equivalents	$1,094	$(182)

  Operating Activities

        During the six months ended June 30, 2005 our primary source of funds was cash from operating activities which increased 8% as compared to the six months ended June 30, 2004 primarily due to cash savings in cost of sales and SG&A expenses, partially offset by higher collections on receivables in the six months ended June 30, 2004 compared to the six months ended June 30, 2005.

  Investing Activities

        We used significantly less cash for our investing activity during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. As compared to 2004, during 2005, our capital expenditures decreased $276 million or 29%, due to decreased DSL deployment and lower local network infrastructure spending due, in part, to our reuse programs as well as from a one time adjustment related to a $33 million sales and use tax refund received in the second quarter of 2005, We expect that our 2005 capital expenditures will approximate 2004 levels. In addition, we received $418 million from the sale of our wireless assets and $174 million in net investment proceeds for the six months ended June 30, 2005 as compared to $57 million in net investment proceeds for the six months ended June 30, 2004.

  Financing Activities

        Cash provided by financing activities increased primarily as a result of the timing of the payment of existing debt maturities and the receipt of cash from debt offers in the quarter ended June 30, 2005. In addition, we have remaining 2005 maturities of approximately $240 million, of which $179 million was paid on July 15 as described in Note 13—Subsequent Events to our condensed consolidated financial statements in Item 1 of Part I of this report. At June 30, 2005 we were in compliance with all provisions or covenants of our borrowings. See Note 8—Borrowings to our consolidated financial statements in Part 2, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004, or the 2004 Form 10-K, for a discussion of our exchange transactions and for additional information regarding the covenants of our existing debt instruments.

  Credit ratings

        The table below summarizes our long-term debt ratings at June 30, 2005 and December 31, 2004:

	June 30, 2005			December 31, 2004
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Corporate rating/Sr. Implied rating	B2	BB-	NA	B2	BB-	NA
Qwest Corporation	Ba3	BB-	BB	Ba3	BB-	BB
Qwest Services Corporation	Caa1	B	B+	Caa1	B	B+
Qwest Communications Corporation	NR	NR	B	NR	B	B
Qwest Capital Funding, Inc.	Caa2	B	B	Caa2	B	B
Qwest Communications International Inc.*	B3/Caa1/Caa2	B	B+/B	B3/Caa1/Caa2	B	B+/B

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

        Approximately $2 billion of floating-rate debt was exposed to changes in interest rates as of June 30, 2005 and December 31, 2004. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would increase annual pre-tax interest expense by $20 million in 2005. As of June 30, 2005 and December 31, 2004, we had approximately $240 million and $579 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on this debt would not have a material effect on our earnings.

        As of June 30, 2005, we had $2.18 billion invested in money market instruments and $500 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical increase of 100 basis points in money market rates would increase annual interest income by $27 million. As of June 30, 2005 we also had short-term investments of $132 million; however, the income from these investments is not subject to interest rate volatility due to their fixed rate structure.

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

        The Department of Justice investigation and the securities actions described in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to us. In many of the securities actions, the plaintiffs seek tens of millions of dollars in damages or more, and in one putative class action lawsuit, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. The outcomes in any cases which have been or may be brought by the U.S. Attorney's Office or the SEC against former officers or employees may have a negative impact on the outcome of certain of these legal actions.

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

        As a result of our past accounting issues and the increased scrutiny of financial disclosures, investor confidence in us has suffered and could suffer further. As discussed earlier, the U.S. Attorney's Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in our 2002 Form 10-K/A, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us, and certain prior disclosures made by us. Although, as described above, we have entered into a settlement with the SEC concerning its investigation of us, in March 2005, the SEC filed suit against our former Chief Executive Officer, Joseph Nacchio, two of our former Chief Financial Officers, Robert Woodruff and Robin Szeliga, and other former officers and employees. In February 2005, a criminal indictment was returned against Marc Weisberg, a former Qwest executive, in federal district court in Colorado. The indictment alleges that Mr. Weisberg violated federal laws by seeking and obtaining investment opportunities for himself and others in vendors that did or sought to do business with Qwest. In June 2005, Ms. Szeliga reached an agreement in principle with the SEC staff to settle the actions against her alleging civil fraud and other claims and in July 2005, she pleaded guilty to a criminal charge of insider trading. Other former officers or employees have entered into settlements with the SEC involving civil fraud or other claims in which they neither admitted nor denied the allegations against them. Civil and criminal trials in the matters discussed in this paragraph could take place in the future. Evidence that is introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others.

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

        We are highly leveraged. As of June 30, 2005, our consolidated debt was approximately $17.5 billion. A considerable amount of our debt obligations comes due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

        In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by operations does not improve, if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments and/or settlements as further discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in "Liquidity and Capital Resources" above. We can give no assurance that such additional financing will be available on terms that are acceptable.

        The 2004 QSC Credit Facility has a cross payment default provision, and the 2004 QSC Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the 2004 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

        While we do not expect to be required to make material cash contributions to our defined benefit pension plan in the near term based upon current actuarial analyses and forecasts, a significant decline in the value of pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our benefit plans with cash from operations, perhaps by a material amount. As of December 31, 2004, our plan assets exceed our accumulated benefit obligation by $475 million. Recognition of an additional minimum liability caused by changes in plan assets or measurement of the accumulated benefit obligation could have a material impact on our consolidated balance sheet. As an example, if our accumulated benefit obligation exceeded plan assets in the future, the impact would be to eliminate our prepaid pension asset, which was $1.192 billion as of December 31, 2004, and record a pension liability for the amount that our accumulated benefit obligation exceeds plan assets with a corresponding charge to other comprehensive loss in stockholder's deficit. Alternatively, we could make a voluntary contribution to the plan so that the plan assets exceed the accumulated benefit obligation.

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

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2004 Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

        As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 11—Commitments and Contingencies—Other Matters to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, Qwest received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Additionally, the IRS indicated in January 2005, that it is reviewing Qwest's tax treatment of the sale of its DEX directory publishing business in the 2002-2003 audit cycle.

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

        We are a party to collective bargaining contracts with our labor unions, which represent a significant number of our employees. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business. In August 2003, we reached agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on two-year labor contracts. Each of these agreements was ratified by union members and expires on August 13, 2005. The impact of the 2005 and future negotiations, including changes in wages and benefit levels, including, but not limited to, the cost of providing active and post-retirement healthcare, could have a material impact on our financial results.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information contained in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is hereby incorporated by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the second quarter of 2005, we issued approximately 16 million shares of our common stock that were not registered under the Securities Act of 1933, as amended, in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for approximately $69 million in face amount of debt issued by Qwest Capital Funding, Inc., a wholly owned subsidiary of Qwest, and guaranteed by Qwest, and $2 of accrued interest. The effective share price for the exchange transactions ranged from $4.20 per share to $4.98 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our common stock at the time the exchange transactions were consummated range from $3.53 per share to $3.88 per share. No underwriters or underwriting discounts or commissions were involved.

        The following table contains information about repurchases of our common stock during second quarter of 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2005	—		—	N/A	N/A
May 2005	—		—	N/A	N/A
June 2005	27,387	(1)	$3.65	N/A	N/A
Total	27,387		$3.65	N/A	N/A

(1)
Represents shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock under our Equity Incentive Plan.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2005 Annual Meeting of Stockholders on May 24, 2005. At the meeting, stockholders present in person or by proxy voted on the following matters:

        1.     The election of three directors to the Board of Directors to hold office until the annual meeting of stockholders in 2006 and until their successors are elected and qualified;

	Votes For	Votes Withheld
Linda G. Alvarado	1,549,206,365	48,109,779
Cannon Y. Harvey	1,220,379,625	376,936,519
Richard C. Notebaert	1,559,317,257	37,998,887

        2.     Ratification of the appointment of KPMG LLP as our independent auditor for 2005;

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,569,387,091	14,655,225	13,273,828	N/A

        3.     A stockholder proposal requesting that we adopt a policy that all members of certain committees of the Board of Directors be independent under a definition of "independence" adopted by the Council of Institutional Investors;

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
444,477,937	809,842,151	16,544,055	326,452,001

        4.     A stockholder proposal requesting that we seek stockholder approval of certain benefits for senior executives under our non-qualified pension plan or any supplemental executive retirement plan; and

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
225,604,485	1,031,299,888	13,959,770	326,452,001

        5.     A stockholder proposal requesting that we adopt a policy whereby, in the event of a substantial restatement of financial results, our Board of Directors would review certain performance-based compensation made to executive officers and pursue legal remedies to recover such compensation to the extent that the restated results did not exceed original performance targets.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
402,320,924	853,820,633	14,722,586	326,452,001

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
(4.24)
First Supplemental Indenture, dated June 17, 2005, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S Bank National Association (incorporated by reference to Qwest's Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).
(4.25)
Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S Bank National Association (incorporated by reference to Qwest's Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).
(4.26)
Second Supplement Indenture, dated June 23, 2005, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S Bank National Association (incorporated by reference to Qwest's Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).
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
(10.18)
Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.19)
Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation's Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).
(10.20)
Registration Rights Agreement, dated June 17, 2005, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest's Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).
(10.21)
Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest's Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.22)
Registration Rights Agreement, dated June 23, 2005, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest's Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).
(10.23)
Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*
(10.24)
Aircraft Time Sharing Agreement, dated November 2, 2004, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.25)
Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*
(10.26)
Aircraft Time Sharing Agreement, dated March 19, 2004, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(10.27)**	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer.*
(10.28)**	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer.*
(10.29)**	Severance Agreement, dated July 21, 2003, by and between Qwest and Clifford S. Holtz.*
(10.30)**	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger.*
(10.31)**	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger.*
(10.32)
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
(10.36)
Severance Agreement, dated as of July 28, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-15577).*
(10.37)
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
August 2, 2005