Form 10-Q
period 2005-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2005-11-01
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

(303) 992-1400

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 28, 2005, 1,859,995,238 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

•	Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our mass markets, wholesale and business access lines, including those used by us and our affiliates.

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service that provides a fast, efficient way to move large quantities of information.

•	Bell Operating Company (BOC). As defined in the Telecommunications Act of 1996, the term includes our subsidiary, Qwest Corporation, as the successor to U S WEST Communications, Inc. Under the Telecommunications Act of 1996, “Bell Operating Company” also would include any successor or assign of Qwest Corporation that provides wireline telephone exchange service.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice services in our local service area.

•	Customer Premises Equipment (CPE). Telecommunications equipment sold to a customer, usually in connection with our providing telecommunications services to that customer.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 2.4 gigabits per second.

•	Digital Subscriber Line (DSL). A technology for providing high-speed data communications over telephone lines.

•	Frame Relay. A high speed switching technology, primarily used to interconnect multiple local networks.

•	Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as our subsidiary, Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

•	Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

•	Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end-users by handling calls that are made from a phone exchange in one LATA to an exchange in another LATA or between exchanges within a LATA.

•	InterLATA long-distance services. Telecommunications services, including “800” services, that cross LATA boundaries.

•	Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

•	Internet Protocol (IP). A protocol for transferring information across the Internet in packets of data.

•	Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

•	IntraLATA long-distance services. These services include calls that terminate outside a caller’s local calling area but within their LATA, including wide area telecommunications service or “800” services for customers with geographically highly concentrated demand.

•	Local Access Transport Area (LATA). A geographical area in which telecommunications providers may offer services. There are 163 LATAs in the United States and 27 in our local service area.

•	Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

•	Private Lines. Direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

•	Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone and a dial tone.

•	Unbundled Network Elements (UNEs) Platform (UNE-P). Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

•	Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

•	Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice capability originating in the Internet protocol over a broadband connection.

•	Web Hosting. The providing of space, power and bandwidth in data centers for hosting of customers’ Internet equipment.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS, SHARES IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenue	$3,504	$3,449	$10,423	$10,372
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,512	1,548	4,385	4,489
Selling, general and administrative	1,016	1,261	3,097	3,899
Depreciation	659	659	1,961	1,974
Amortization of capitalized software and other intangible assets	109	120	346	367
Asset impairment charges	—	34	—	77

Total operating expenses	3,296	3,622	9,789	10,806

Operating income (loss)	208	(173)	634	(434)

Other expense (income):
Interest expense—net	384	374	1,145	1,164
(Gain) loss on early retirement of debt—net	(11)	6	32	1
Gain on sale of assets—net	—	—	(257)	—
Other (income) expense —net	(20)	34	(35)	(59)

Total other expense—net	353	414	885	1,106

Loss before income taxes	(145)	(587)	(251)	(1,540)
Income tax benefit (expense)	1	18	—	(115)

Net loss	$(144)	$(569)	$(251)	$(1,655)

Basic and diluted loss per share	$(0.08)	$(0.31)	$(0.14)	$(0.92)

Basic and diluted weighted average shares outstanding	1,843,715	1,815,109	1,827,937	1,796,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN MILLIONS, SHARES IN THOUSANDS)

(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,311	$1,151
Short-term investments	580	764
Accounts receivable (less allowance for doubtful accounts of $172 and $178, respectively)	1,595	1,594
Prepaid and other assets	554	549
Assets held for sale	14	160

Total current assets	5,054	4,218
Property, plant and equipment—net	15,812	16,853
Capitalized software and other intangible assets—net	1,035	1,179
Prepaid pension asset	1,172	1,192
Other assets	654	882

Total assets	$23,727	$24,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current borrowings	$527	$596
Accounts payable	740	731
Accrued expenses and other current liabilities	2,330	2,290
Deferred revenue and advanced billings	635	669

Total current liabilities	4,232	4,286
Long-term borrowings (net of unamortized debt discount of $125 and $32, respectively)	16,702	16,690
Post-retirement and other post-employment benefit obligations	3,408	3,391
Deferred revenue	532	559
Other long-term liabilities	1,569	2,010

Total liabilities	26,443	26,936
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,858,754 and 1,817,494 shares issued, respectively	19	18
Additional paid-in capital	43,260	43,111
Treasury stock—1,062 and 1,108 shares, respectively (including 62 and 168 shares, respectively, held in Rabbi Trust)	(17)	(20)
Accumulated deficit	(45,972)	(45,721)
Accumulated other comprehensive loss	(6)	—

Total stockholders’ deficit	(2,716)	(2,612)

Total liabilities and stockholders’ deficit	$23,727	$24,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN MILLIONS)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(251)	$(1,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,307	2,341
Provision for bad debts	137	145
Asset impairment charges	—	77
Deferred income taxes	(4)	5
Gain on sale of assets	(257)	—
Loss on early retirement of debt	32	1
Other non-cash charges—net	17	84
Changes in operating assets and liabilities:
Accounts receivable	(138)	113
Prepaid and other current assets	1	57
Accounts payable and accrued expenses	57	317
Deferred revenue and advance billings	(61)	(219)
Other non-current assets and liabilities	(252)	343

Cash provided by operating activities	1,588	1,609

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,110)	(1,359)
Proceeds from sales of property, plant and equipment	418	15
Proceeds from sales of investment securities	1,230	1,164
Purchases of investment securities	(1,002)	(1,269)
Other	22	5

Cash used for investing activities	(442)	(1,444)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,887	2,334
Repayments of long-term borrowings, including current maturities	(1,778)	(2,482)
Proceeds from issuance of common and treasury stock	10	5
Debt issuance costs	(31)	(50)
Early retirement of debt costs	(74)	(24)

Cash provided by (used for) financing activities	14	(217)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	1,160	(52)
Beginning balance	1,151	1,366

Ending balance	$2,311	$1,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2005 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The condensed consolidated results of operations for the three and nine month periods ended September 30, 2005 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2005 are not necessarily indicative of the results or cash flows expected for the full year.

As explained in our 2004 Form 10-K, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) in the first quarter of 2004. Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us. Both relationships are with entities that provide Internet port access and services to their customers. We do not currently have sufficient information about the entities to complete our analysis under FIN 46R, even though we have continuously requested it. Until further information is available to us, we are unable to come to any conclusion regarding consolidation under FIN 46R.

Use of estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending litigation and, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. Actual results could differ from these estimates. See Note 10—Commitments and Contingencies.

Depreciation and amortization

Property, plant and equipment are shown net of depreciation on our condensed consolidated balance sheet. As of September 30, 2005 and December 31, 2004, accumulated depreciation was $29.9 billion and $28.6 billion, respectively.

Capitalized software and other intangible assets are shown net of amortization on our condensed consolidated balance sheet. Accumulated amortization was 1.3 billion as of September 30, 2005 and December 31, 2004.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Stock-based compensation

We account for our stock-based compensation arrangements under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic-value method, no compensation expense is recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Any excess of the stock price on the measurement date over the exercise price is recorded as deferred compensation and amortized over the service period during which the stock option award vests using the accelerated method described in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Had compensation cost for our stock-based compensation plans been determined under the fair-value method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” our net loss and basic and diluted loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions, except per share amounts)
Net loss:
As reported	$(144)	$(569)	$(251)	$(1,655)
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects of $0	(134)	(15)	(168)	(43)

Pro forma net loss	$(278)	$(584)	$(419)	$(1,698)

Net loss per share:
As reported—basic and diluted	$(0.08)	$(0.31)	$(0.14)	$(0.92)

Pro forma—basic and diluted	$(0.15)	$(0.32)	$(0.23)	$(0.95)

The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly. See “Recently issued accounting pronouncements” below for further discussion of SFAS No. 123R, “Share Based Payments” (“SFAS No. 123R”).

On August 18, 2005, the Compensation and Human Resources Committee of our Board of Directors accelerated the vesting of all outstanding and unvested stock options that have an exercise price equal to or greater than $3.79, which was the closing market price of Qwest’s common stock on such date. As a result of the acceleration, 50.4 million stock options, of which 10.5 million stock options were held by our executive officers, became exercisable on August 18, 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

The purpose of the acceleration was to avoid recognizing future compensation expense associated with the accelerated options upon the adoption of SFAS No. 123R. SFAS No. 123R sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation. We estimate that future compensation expense will be reduced by approximately $80 million over the remaining vesting period of the options as a result of the acceleration.

Earnings per share

The weighted average number of shares used for computing basic and diluted loss per share for the three months ended September 30, 2005 and 2004 was 1,844 million and 1,815 million, respectively, and for the nine months ended September 30, 2005 and 2004 was 1,828 million and 1,797 million, respectively. For these same periods, the effects of approximately 142 million and 131 million of outstanding stock options, respectively, were excluded from the calculation of diluted loss per share because the effect was anti-dilutive.

Reclassifications

We have reclassified our investments in auction rate securities of $619 million as of December 31, 2004 from cash and cash equivalents into short-term investments in our condensed consolidated balance sheets. We invest in auction rate securities as part of our cash management strategy. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through dutch auctions that are typically held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We have reclassified the purchases and sales of these auction rate securities in our condensed consolidated statements of cash flows, increasing cash used for investing activities by $105 million from $1,339 million to $1,444 million for the nine months ended September 30, 2004. This reclassification has no impact on previously reported total current assets, total assets, working capital position, results of operations or debt covenants and does not affect previously reported cash flows from operating or financing activities.

Other short-term investments of $145 million as of December 31, 2004 have also been reclassified to short-term investments from prepaid and other assets.

Certain other prior period balances have been reclassified to conform to the current presentation.

Recently adopted accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets,” which we have adopted starting July 1, 2005. Prior to the adoption of SFAS No. 153, we were required to measure the value of certain assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we now measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 has not had a material effect on our financial position or results of operations for the three months ended September 30, 2005.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Recently issued accounting pronouncements

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.

In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R. SFAS No. 123R will now be effective for us as of the interim reporting period beginning January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 will be effective for us on December 31, 2005 and requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is remodeled. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. We are in the process of quantifying the impact FIN 47 will have on our financial position and results of operations.

Note 2: Assets Held for Sale

On July 1, 2004, we entered into an agreement with Verizon Wireless (“Verizon”) under which it agreed to acquire all of our personal communications services, or PCS, licenses and substantially all of our related wireless network assets in our local service area (including cell sites and wireless network infrastructure, site leases, and associated network equipment). This sale closed in the first quarter of 2005, and Verizon paid us $418 million to purchase these assets. As of December 31, 2004, $160 million of assets were classified as held for sale. During the first quarter of 2005, we recorded a gain of $257 million from this sale, and other dispositions of wireless assets.

Note 3: Asset Impairment Charges

In the third quarter of 2004, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we recorded impairment charges of $26 million related to network supplies held for sale and $8 million for hosting assets sold. In addition, we recorded impairment charges during the second quarter of 2004 related to our pay phone business and network supplies held for sale in the aggregate amount of $19 million and $24 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Note 4: Borrowings

As of September 30, 2005 and December 31, 2004, our borrowings, net of discounts and premiums, consisted of the following:

	September 30, 2005	December 31, 2004
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$511	$584
Current portion of capital lease obligations and other	16	12

Total current borrowings	$527	$596

Long-term borrowings:
Long-term notes	$16,604	$16,609
Long-term capital lease obligations and other	98	81

Total long-term borrowings	$16,702	$16,690

Borrowing Activity

In June 2005, we issued a total of $1.95 billion (face value) of new debt, as described below.

On June 17, 2005, QCII’s wholly owned subsidiary, Qwest Corporation (“QC”), issued a total of $1.15 billion in notes, which consisted of $750 million of Floating Rate Notes due 2013 with interest at LIBOR plus 3.25% (7.14% as of September 30, 2005) and $400 million of 7.625% Notes due 2015. The notes are unsecured general obligations and rank equally with all of QC’s other unsecured and unsubordinated indebtedness. The covenant and default terms are substantially the same as those associated with QC’s other long-term debt. QC plans to file an exchange offer registration statement for a new issue of substantially identical notes within 315 calendar days of the date of issuance of the notes. If the exchange offer registration statement does not become effective within 315 calendar days of the issuance of the notes or the exchange offer is not consummated within 45 days of the registration statement’s effectiveness date, the rate at which interest accrues will increase by 0.25% per annum. The aggregate net proceeds of approximately $1.13 billion from the issuances have been or will be used to fund our investments in telecommunication assets, repay indebtedness and, to a limited extent, for other general corporate purposes.

Also on June 17, 2005, QCII issued $600 million aggregate principal amount of 7 1/2% Senior Notes due 2014—Series B. These notes are guaranteed by QCII’s wholly owned subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and Qwest Services Corporation (“QSC”). The guarantee by QCF is on a senior unsecured basis, and the guarantee by QSC is on a senior subordinated secured basis. The QSC guarantee is secured by a junior lien on certain assets of QSC, including the stock of QC and all debt owed to QSC. This collateral also secures other obligations of QSC, but the lien securing the QSC guarantee is (1) junior to the lien securing senior debt secured by the collateral, including the three-year, $750 million, revolving credit facility established by QSC in 2004 (which was cancelled and replaced with a similar, five-year, $850 million, revolving credit facility in October 2005), (2) equal in seniority to the lien securing QCII’s Floating Rate Senior Notes due 2009, 7 1/4% Senior Notes due 2011, and 7 1/2% Senior Notes due 2014 (the “2009, 2011 and 2014 QCII Notes”), and (3) senior to the lien securing QSC’s 13.00% Senior Subordinated Secured Notes due 2007, 13.50% Senior Subordinated Secured Notes due 2010 and 14.00% Senior Subordinated Secured Notes due 2014 (the “2007, 2010 and 2014 QSC Notes”), and certain other obligations. Upon the release of the liens securing the 2007, 2010 and 2014 QSC Notes and certain other

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

obligations, subject to certain conditions, the collateral will be released and the subordinated provisions will terminate such that the 2009, 2011 and 2014 QCII Notes will be guaranteed on a senior unsecured basis by QSC. The covenant and default terms of these notes include but are not limited to: (i) limitations on incurrence of indebtedness; (ii) limitations on restricted payments; (iii) limitations on dividends and loans and other payment restrictions; (iv) limitations on asset sales or transfers; (v) limitations on transactions with affiliates; (vi) limitations on liens; (vii) limitations on mergers and consolidation and (viii) limitations on business activities. If any series of the notes receive investment grade ratings, most of the covenants with respect to any series of the notes will be subject to suspension or termination. Under the indenture governing the notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in the aggregate in excess of $100 million. QCII plans to file an exchange offer registration statement for a new issue of substantially identical notes within 315 calendar days of the date of issuance of the notes. If the exchange offer registration statement does not become effective within 315 calendar days of the issuance of the notes or the exchange offer is not consummated within 45 days of the registration statement’s effectiveness date, the rate at which interest accrues will increase by 0.25% per annum. The net proceeds of approximately $540 million from the issuance have been or will be used to fund our investments in telecommunication assets, repay indebtedness and, to a limited extent, for other general corporate purposes.

On June 23, 2005, QCII issued an additional $200 million aggregate principal amount of its 7 1/2% Senior Notes due 2014—Series B, bringing the total principal amount outstanding of such series to $800 million. The net proceeds of approximately $180 million from the issuance of the additional notes have been or will be used to fund our investments in telecommunication assets, repay indebtedness and, to a limited extent, for other general corporate purposes.

Repayment Activity

On June 7, 2005, we commenced cash tender offers for the purchase of up to $250 million of aggregate principal amount of QC’s 6 5/8% Notes due 2005 (the “QC 6 5/8% Notes”), up to $150 million aggregate principal amount of QC’s 6 1/8% Notes due November 15, 2005 (the “QC 6 1/8% Notes”), and up to $504 million aggregate principal amount of QSC’s 13.00% Senior Subordinated Secured Notes due 2007 (the “13.00% QSC Notes”). We received and accepted tenders of approximately $211 million face amount of the QC 6 5/8% Notes for $216 million, including accrued interest of $4 million, approximately $129 million face amount of the QC 6 1/8% Notes for $131 million, including accrued interest of $1 million, and approximately $452 million face amount of 13.00% QSC Notes for $501 million, including accrued interest of $1 million. On June 20 and June 23, 2005, QC pre-paid an aggregate of $750 million face amount of the $1.25 billion floating rate tranche of its senior term loan that matures in June 2007 for $775 million, including accrued interest of $2 million. These transactions resulted in a loss of $55 million due to tender premiums that ranged from 0.680% to 10.762%.

On July 15, 2005, we paid the remaining $179 million of QCF’s 6 1/4% Notes due July 15, 2005 that matured on that date.

On September 15, 2005, we paid the remaining $39 million of the QC 6 5/8% Notes that matured on that date.

Exchange Activity

During the three and nine months ended September 30, 2005, we exchanged approximately $97 million and $167 million of existing QCF notes plus $1 million and $2 million of accrued interest, respectively, for

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

approximately 22 million and 38 million shares of our common stock with an aggregate value at the time of issuance of $86 million and $145 million, respectively. The effective share price for the exchange transactions ranged from $4.03 per share to $4.98 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.53 per share to $4.09 per share. As a result, we recorded a gain of $11 million and $22 million, respectively, on debt extinguishments during the three and nine month periods ended September 30, 2005. These gains are included in (gain) loss on early retirement of debt—net in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2004, we recorded gains of $0 million and $25 million for similar exchanges.

On May 11, 2005, we commenced registered exchange offers for the 2009, 2011 and 2014 QCII Notes, and QSC’s 13.50% Senior Subordinated Secured Notes due 2010 and 14.00% Senior Subordinated Secured Notes due 2014 (the “2010 and 2014 QSC Notes”) pursuant to the registration rights agreements that we entered into in connection with the issuance of these outstanding notes. The terms of the registered 2009, 2011 and 2014 QCII Notes and the registered 2010 and 2014 QSC Notes issued in the exchange offers are substantially identical to the terms of the outstanding 2009, 2011 and 2014 QCII Notes and 2010 and 2014 QSC Notes, respectively, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding notes do not apply to the registered notes. We completed the registered exchange offers for the 2009, 2011 and 2014 QCII Notes and for the 2010 and 2014 QSC Notes on June 16, 2005 and on June 17, 2005, respectively.

On May 27, 2005, QC commenced registered exchange offers for its 7.875% Notes due 2011 (the “2011 QC Notes”) and its 8 7/8% Notes due 2012 (the “2012 QC Notes”) pursuant to the registration rights agreements that QC entered into in connection with the issuance of these outstanding notes. The terms of the registered 2011 QC Notes and 2012 QC Notes issued in the exchange offers are substantially identical to the terms of the outstanding 2011 QC Notes and 2012 QC Notes, respectively, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding notes do not apply to the registered notes. QC completed the registered exchange offers for the 2011 QC Notes and 2012 QC Notes on July 5, 2005.

Interest Rate Swap Activity

In 2004 we entered into interest rate swap agreements with notional principal amounts totaling $825 million. We previously disclosed that all these interest rate swap agreements were designated as fair-value hedges, which effectively converted the related fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. While the structure of the swaps did not change, we determined in the quarter ended March 31, 2005 that agreements with notional amounts totaling $575 million did not meet all the requirements to be treated as fair-value hedges. As a result of this change, the changes in the fair value of the swap agreements were included in other expense—net in our condensed consolidated statements of operations. Had we applied this same accounting treatment to the swap agreements in 2004, the impact would have been less than $1 million in our 2004 financial statements.

In the quarter ended June 30, 2005, we terminated all of these interest rate swap agreements. We paid $3 million to terminate the agreements that were not treated as fair-value hedges, and we received $6 million from the termination of the interest rate swap agreement that was treated as a fair-value hedge. For the agreements that were not treated as fair-value hedges the changes in fair value prior to termination resulted in a net $3 million non-operating loss for the nine months ended September 30, 2005, which amount is included in other expense—net in our condensed consolidated statements of operations. For the interest rate swap agreement that was treated as a fair-value hedge, we are amortizing the $6 million of proceeds as a reduction in interest expense over the remaining six years until the hedged notes mature.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Note 5: Restructuring Charges

The restructuring reserve balances discussed below are included in our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. As of September 30, 2005 and December 31, 2004, the amounts included as current liabilities were $81 million and $146 million, respectively, and the long-term portions were $345 million and $374 million, respectively.

An analysis of activity associated with the existing restructuring reserves for the nine months ended September 30, 2005 is as follows:

	2004 Restructuring Plan	2003 and Prior Restructuring Plans	Totals
	(Dollars in millions)
Balance at December 31, 2004	$78	$442	$520
Provisions	—	1	1
Utilizations	(50)	(36)	(86)
Reversals	—	(9)	(9)

Balance at September 30, 2005	$28	$398	$426

As of September 30, 2005, 3,900 of the 4,000 planned employee reductions associated with the 2004 restructuring plan had been completed, and an additional $50 million of the restructuring reserve had been used for severance payments during the nine months ended September 30, 2005. In accordance with our severance plan, the majority of the remaining severance payments are expected to occur over the next nine months.

As part of the 2003 and prior restructuring plans, we permanently abandoned 104 leased facilities and planned employee reductions of 2,240. In relation to these plans we recorded a charge in our condensed consolidated statement of operations. The abandonment costs include rental payments due over the remaining terms of the leases, net of estimated sublease rentals, and estimated costs to terminate the leases. Also in 2001 we suspended our plans to build web hosting centers where construction had not begun and halted work on those sites that were under construction. We identified 10 web-hosting centers that would be permanently abandoned. We expect to sublease the majority of the non-operational web hosting centers at rates less than our lease rates for the facilities. Certain of these leases are for terms of up to 20 years. For the nine months ended September 30, 2005, we utilized $35 million of the established reserve primarily for payments of amounts due under the leases. We expect the balance of the reserve to be utilized over the remaining terms of the leases or sooner if market conditions enable transactions to exit the remaining lease obligations. All of the 2,240 planned employee reductions under the 2003 restructuring plan are complete, and we anticipate using the balance of the 2003 and prior reserve balances primarily for on-going outplacement services and remaining lease payments provided by the plans.

Note 6: Employee Benefits

We have a noncontributory defined benefit pension plan (the “Pension Plan”) for substantially all management (non-union) and occupational (union) employees. In addition to the qualified Pension Plan we also maintain a non-qualified pension plan (the “Non-Qualified Pension Plan”) for certain highly compensated employees and executives. We maintain post-retirement benefit plans that provide medical, dental, and a life insurance benefit for eligible management and non-management retirees. We also provide post-employment benefits for other eligible former employees.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

The accumulated post-retirement benefit obligation (“ABO”) for our non-management post-retirement plan benefits is estimated based on the terms of our written plan as negotiated with our employees’ unions as well as numerous assumptions, estimates and judgments, including but not limited to, healthcare cost trend rates and mortality trend rates. In the third quarter of 2005, we negotiated new three-year collective bargaining agreements covering approximately 25,000 unionized employees. These new agreements reflect changes for the occupational post-1990 retirees, including: (i) retirees will begin contributing to the cost of healthcare benefits in excess of specified limits on the company-funded portion of retiree healthcare costs (also referred to as “caps”) beginning January 1, 2009, rather than January 1, 2006, the previous effective date of the caps; (ii) retirees will receive a reduced life insurance benefit; and (iii) retirees will pay increased out of pocket costs through plan design changes. These changes have been considered in the determination of the ABO for our non-management employee benefits under the plan. The additional costs to us of deferring the enforcement of the caps by three years were substantially offset in negotiation by the additional benefit to us of the reduction in life insurance benefits. As a result of this exchange of benefits with the affected plan participants (the retirees in this case), we have determined that the caps provision beginning January 1, 2009 is substantive. If the caps were not considered to be substantive in our determination of the ABO, our current calculation of the ABO would increase by approximately $2.3 billion. The impact of the above amendments to the substantive plan will be amortized to our net periodic benefit cost over the three year term of the collective bargaining agreements. We currently intend to enforce the healthcare caps beginning on January 1, 2009 in order to maintain our healthcare costs at competitive levels.

The terms of our separate post-retirement life and healthcare arrangement with our post-1990 management, non-union employees are established by us and are subject to change at our discretion. We have a past practice of sharing some of the cost of providing healthcare benefits with our management employees. The ABO for the management post-retirement healthcare benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees.

Pension and post-retirement healthcare and life insurance benefits earned by employees during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits, except as otherwise noted. Pension and post-retirement costs are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined using the projected unit credit method.

The components of the net pension expense are pension cost (credit), non-qualified pension benefit cost and post-retirement benefit cost as follows:

	Pension Cost (Credit)		Non- Qualified Pension Cost		Post- retirement Benefit Cost
	Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Service cost	$34	$41	$1	$1	$5	$5
Interest cost	124	142	—	1	71	81
Expected return on plan assets	(173)	(193)	—	—	(33)	(33)
Amortization of transition asset	—	(16)	1	—	—	—
Amortization of prior service cost	(1)	(1)	—	—	(14)	(6)
Recognized net actuarial loss	26	1	1	—	3	6

Net cost (credit) included in net loss	$10	$(26)	$3	$2	$32	$53

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	Pension Cost (Credit)		Non- Qualified Pension Cost		Post- retirement Benefit Cost
	Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Service cost	$112	$123	$2	$3	$15	$15
Interest cost	375	426	2	3	232	265
Expected return on plan assets	(522)	(580)	—	—	(98)	(99)
Amortization of transition asset	—	(48)	2	1	—	—
Amortization of prior service cost	(4)	(4)	—	—	(42)	(18)
Recognized net actuarial loss	60	5	1	—	43	52

Net cost (credit) included in net loss	$21	$(78)	$7	$7	$150	$215

The net pension cost is allocated between cost of sales and selling, general and administrative expense in our condensed consolidated statements of operations. The measurement date used to determine pension and other post-retirement benefit measures for the pension plan and the post-retirement benefit plan is December 31.

Note 7: Income Tax Provision

We are currently generating net operating loss carryforwards for tax purposes and have not recognized any net tax benefits associated with the losses because generation of sufficient taxable income to realize the benefits is not considered more likely than not. We also recognize a tax provision for changes in our estimated liability for uncertain tax positions. In the second quarter of 2004, we recorded income tax expense of $136 million primarily related to a change in the expected timing of deductions related to a tax strategy, referred to as Contested Liability Acceleration Strategy (“CLAS”).

Note 8: Segment Information

Our three segments are (1) wireline services, (2) wireless services and (3) other services. Our chief operating decision maker (“CODM”) regularly reviews the results of operations at the segment level to evaluate the performance of each segment and allocate capital resources based on segment income.

Segment income consists of each segment’s revenue and direct expenses. Segment revenue is based on the types of products and services offered as described below. Segment expenses include employee-related costs, facility costs, network expenses and non-employee related costs such as customer support, collections and marketing. We centrally manage indirect administrative services costs such as finance, information technology, real estate and legal; consequently, these costs are allocated to the other services segment. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not allocated to any segment. Similarly, we do not include impairment charges in the segment results.

•	Wireline services. The wireline services segment utilizes our traditional telephone and fiber optic broadband networks to provide voice services and data and Internet services to mass markets (which includes consumer and small business customers), business and wholesale customers. Our wireline services include:

•	Voice services. Voice services revenue includes local voice services, long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

services, switching services, custom calling features, enhanced voice services, operator services, collocation services and related equipment. Long-distance voice services revenue includes revenue from InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other long-distance providers to connect to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ATM and related equipment) and Internet services (such as DSL, DIA, VPN, Internet dial access, video, web hosting, professional services and related equipment).

•	Wireless services. We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a third party provider that allows us to resell wireless services, including access to its nationwide PCS wireless network, to mass markets and business customers, primarily within our local service area states. We began offering these services under our brand name in March 2004 and now provide the services through the third party provider’s network.

•	Other services. Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for functions such as finance, information technology, legal, marketing services and human resources, which we centrally manage.

Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenue shown below for each segment is derived from transactions with external customers. Internally, we do not separately track the total assets of our wireline services or other services segments. As such, total asset information for the three segments shown below is not presented. Also, prior to the fourth quarter of 2004, we excluded restructuring expenses from segment income. However, restructuring expenses are now included in the segment information for all periods.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Segment information for the three and nine months ended September 30, 2005 and 2004 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Operating revenue:
Wireline services	$3,363	$3,308	$10,008	$9,956
Wireless services	129	132	383	386
Other services	12	9	32	30

Total operating revenue	$3,504	$3,449	$10,423	$10,372

Operating expenses:
Wireline services	$1,678	$1,754	$4,943	$5,356
Wireless services	137	147	446	328
Other services	713	908	2,093	2,704

Total segment operating expenses	$2,528	$2,809	$7,482	$8,388

Segment income (loss):
Wireline services	$1,685	$1,554	$5,065	$4,600
Wireless services	(8)	(15)	(63)	58
Other services	(701)	(899)	(2,061)	(2,674)

Total segment income	$976	$640	$2,941	$1,984

Capital expenditures:
Wireline services	$345	$326	$853	$1,086
Wireless services	—	2	2	3
Other services	100	90	255	270

Total capital expenditures	$445	$418	$1,110	$1,359

The following table reconciles segment income to net loss for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Segment income	$976	$640	$2,941	$1,984
Depreciation	(659)	(659)	(1,961)	(1,974)
Capitalized software and other intangibles amortization	(109)	(120)	(346)	(367)
Asset impairment charges	—	(34)	—	(77)
Total other expense—net	(353)	(414)	(885)	(1,106)
Income tax benefit (expense)	1	18	—	(115)

Net loss	$(144)	$(569)	$(251)	$(1,655)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Set forth below is revenue information for the three and nine months ended September 30, 2005 and 2004 for revenue derived from external customers for our products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Operating revenue:
Local voice	$1,577	$1,647	$4,792	$5,029
Long-distance	559	549	1,664	1,542
Access	159	168	501	526

Total voice services	2,295	2,364	6,957	7,097
Data and Internet services	1,068	944	3,051	2,859

Total wireline services segment revenue	3,363	3,308	10,008	9,956
Wireless services segment revenue	129	132	383	386
Other services revenue	12	9	32	30

Total operating revenue	$3,504	$3,449	$10,423	$10,372

We provide a variety of telecommunications services on a national and international basis to global and national businesses (including other telecommunications providers and information service providers), small businesses, governmental agencies and residential customers. It is impractical for us to provide revenue information about geographic areas.

We do not have any single major customer that provides more than ten percent of the total of our revenue derived from external customers.

Note 9: Non-Cash Activities

Supplemental disclosures of non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in millions)
Retirement of debt in exchange for common stock	$145	$144
Assets acquired through capital leases	31	9

Note 10: Commitments and Contingencies

Throughout this note, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. To the extent appropriate, we have provided reserves for each of the matters described below.

DOJ Investigation and Securities Actions

The Department of Justice (“DOJ”) investigation and the securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

for 2001 and 2000, which are described in our previously issued consolidated financial statements for the year ended December 31, 2002 (the “2002 Financial Statements”), affect the risks presented by this investigation and these actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, we recorded reserves in our financial statements totaling $750 million in connection with these matters. On October 21, 2004, we entered into a settlement with the SEC concluding a formal investigation concerning our accounting and disclosures, among other subjects, that began in April 2002. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with our SEC settlement. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million, $400 million that we expect to pay to settle the consolidated securities action, as described below (offset by a $10 million payment to us from Arthur Andersen LLP, as described below), and the minimum estimated amount of loss we believe is probable with respect to the other securities actions described below.

We have recorded our estimate of the minimum liability of the remaining matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve that will remain after we have paid the amount owed under the SEC settlement and the settlement of the consolidated securities action is insufficient to cover these other matters, we will need to record additional charges to our statement of operations in future periods. Additionally, we are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these remaining matters due to their complex nature and current status, and, as a result, the amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

We believe that it is probable that a portion of the recorded reserve for the securities actions will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover our losses and the losses of individual insureds following our November 12, 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the DOJ investigation and securities actions described below. The insurance proceeds are subject to claims by us and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our current and former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the DOJ investigation, securities actions and certain other matters.

Other than the consolidated securities action which is the subject of a memorandum of understanding regarding settlement as described below, we continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of the resolution of these remaining actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

DOJ Investigation

On July 9, 2002, we were informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of Qwest’s business. We believe the U.S. Attorney’s Office is investigating various matters that include the transactions related to the various adjustments and restatements described in our 2002 Financial Statements, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us, and certain prior disclosures made by us. We are continuing in our efforts to cooperate fully with the U.S. Attorney’s Office in its investigation. However, we cannot predict the outcome of this investigation or the timing of its resolution.

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

•	Consolidated securities action. Twelve putative class actions purportedly brought on behalf of purchasers of publicly traded securities of Qwest between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about Qwest’s business and investments, including making materially false statements in certain Qwest registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class will seek damages in the tens of billions of dollars. Further, a non-class action brought by Stichting Pensioenfonds ABP (“SPA”) (described below under “SPA action”) has also been consolidated with the consolidated securities action.

Settlement of consolidated securities action. On October 31, 2005, Qwest and the putative class representatives in In re Qwest Communications International Inc. Securities Litigation entered into a Memorandum of Understanding, or MOU, to settle that case. The MOU requires the parties to execute an agreement substantially in the form of the settlement agreement attached to the MOU, provided that plaintiffs’ counsel prepare the following documents that are acceptable to us: (i) a supplemental agreement regarding requests by putative class members to be excluded from the settlement; (ii) a plan of allocation of the settlement proceeds; and (iii) exhibits to the settlement agreement and related documents. Plaintiffs and we agreed to perform all necessary actions to finalize and file the settlement agreement and related documents as soon as reasonably possible.

Under the contemplated settlement agreement, we would pay a total of $400 million in cash—$100 million 30 days after preliminary approval of the proposed settlement by the federal district court in Colorado, $100 million 30 days after final approval of the settlement by the court, and $200 million on January 15, 2007, plus interest at 3.75% per annum on the $200 million between the date of final approval by the court and the date of payment.

The contemplated settlement agreement would settle the individual claims of the putative class representatives and the claims of the class they purport to represent against us and all defendants in In re Qwest Communications International Inc. Securities Litigation, except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. (The non-class action

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

brought by SPA that has been consolidated for pre-trial discovery purposes with the consolidated securities action is not part of the settlement.) As part of the contemplated settlement, the Company would receive $10 million from Arthur Andersen LLP, which is also being released by the putative class representatives and the class they purport to represent, which will offset $10 million of the $400 million that would be payable by the Company.

The contemplated settlement agreement would be subject to a number of conditions and future contingencies. Among others, it would (i) require both preliminary and final court approval; (ii) provide plaintiffs with the right to terminate the settlement if the $250 million we previously committed to pay to the SEC in settlement of its investigation against us is not distributed to the class members; (iii) provide us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iv) provide us with the right to terminate the settlement if we do not receive adequate protections for claims of indemnification relating to substantive liabilities of non-settling defendants; and (v) be subject to review on appeal even if the district court were to finally approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit any wrongdoing as part of the contemplated settlement agreement.

•	ERISA actions. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of Qwest stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. A non-class action alleging similar claims was filed in the federal district court in Montana in June 2003 and was later transferred to federal district court in Colorado.

•	Colorado action. A putative class action purportedly brought on behalf of purchasers of Qwest’s stock between June 28, 2000 and June 27, 2002 and owners of U S WEST stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST/Qwest merger, to make Qwest appear successful and to inflate the value of Qwest’s stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

•	New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused Qwest’s stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about Qwest’s business, revenue and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

•

CalSTRS action. An action by the California State Teachers’ Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme to falsely inflate Qwest’s revenue and decrease its expenses so that Qwest would appear

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

more successful than it actually was during the period in which CalSTRS purchased Qwest securities, and asserts that defendants’ actions caused it to lose in excess of $150 million invested in Qwest’s equity and debt securities. Plaintiffs seek compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

•	SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate Qwest’s revenue and decrease its expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in Qwest securities are in excess of $12.5 million. SURSI seeks, among other things, compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants’ assets, and disgorgement.

•	SPA action. An action by SPA is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of Qwest’s revenue and growth prospects and that its losses from investments in Qwest securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

•	SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about Qwest. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	TRSL action. An action by the Teachers’ Retirement System of Louisiana, or TRSL, is pending in federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges, among other things, that defendants issued false and misleading financial reports about Qwest. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of Qwest’s revenue and growth prospects and that their losses from investments in Qwest securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

KPNQwest Litigation/Investigation

A putative class action is pending in the federal district court for the Southern District of New York against Qwest, certain of our former executives who were also on the supervisory board of KPNQwest (in which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. Qwest is a defendant in this lawsuit along with Qwest B.V. (a subsidiary of Qwest), Joseph Nacchio, Qwest’s former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. In related rulings on July 28 and October 14, 2005, defendants’ motion for partial summary judgment was granted with respect to a substantial portion of plaintiffs’ damage claims.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. Qwest is a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, Qwest’s former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory and punitive damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a complaint in the federal district court for the Southern District of New York against Qwest, Joseph Nacchio, John McMaster and Koninklijke KPN N.V. (“KPN”). The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

Various former lenders to KPNQwest or their assignees, including Citibank, N.A., Deutsche Bank AG London and others have notified us of their intent to file legal claims in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that Qwest would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, Qwest’s former General Counsel, KPN and other former employees of Qwest, KPN or KPNQwest.

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or “VEB”) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest, N.V. VEB seeks an inquiry into the policies and course of business at KPNQwest, that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (Qwest and KPN), and KPNQwest’s outside auditors and accountants.

The four KPNQwest litigation matters pending in the United States described above are in preliminary phases and we will continue to defend against these cases vigorously and will likewise defend against any claim asserted by KPNQwest’s former lenders if litigation is filed. We have not yet conducted discovery on plaintiffs’ possible recoverable damages and other relevant issues. Thus, we are unable at this time to estimate reasonably a range of loss that we would incur if the plaintiffs in one or more of these matters were to prevail. Any settlement or judgment in certain of these matters could be significant, and we can give no assurance that we will have the resources available to pay any such judgment. In the event of an adverse outcome in certain of these matters, our financial condition and our ability to meet our debt obligations could be materially and adversely affected.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

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

•	Minnesota. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission. On November 1, 2002, the Minnesota Commission issued a written order finding against us. The Minnesota Commission’s final, written decision was issued on May 21, 2003 and would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. The Minnesota Commission, the carriers and Qwest each appealed portions of the decision to the federal district court in Minnesota, and the district court upheld the penalty and vacated the carrier credits. The Minnesota Commission, the carriers and Qwest each have appealed to the Eighth Circuit Court of Appeals. The Court of Appeals heard oral argument on September 12, 2005, and took the case under advisement.

Based upon newly-discovered evidence, on August 24, 2005, Qwest filed a motion requesting that the federal district court vacate the penalty based on our assertion that the underlying Minnesota Commission order is invalid. Qwest also requested the Minnesota Commission to investigate the newly-discovered evidence that relates to the validity of orders issued in this and other Minnesota Commission proceedings, and on October 7, 2005, the Minnesota Commission opened an investigation into the matter.

•	Colorado. On April 15, 2004, Qwest and the Office of Consumer Counsel for Colorado entered into a settlement, subject to Colorado Commission approval, that would require Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $9 million. Of the $9 million, about $2 million has been released by the carriers in bankruptcy proceedings. The administrative law judge recommended rejection of the settlement and the initiation of a show cause docket against Qwest. The administrative law judge’s recommendation came before the Commission on motions for reconsideration, and on April 25, 2005 the Commission issued an order stating that it will not open a show cause proceeding at this time but rather will open a new proceeding to consider the proposed settlement. Qwest has entered into an amended stipulation with the Office of Consumer Counsel, the Commission Staff, AT&T, and Covad that re-structures the allocation of credits to CLECs and does not create any additional financial obligations as compared to the April 14, 2004 stipulation between Qwest and the Office of Consumer Counsel. On September 30, 2005, the parties filed the stipulation with the Commission for approval.

Also, some telecommunications providers have filed private actions based on facts similar to those underlying these administrative proceedings. These private actions, together with any similar, future actions, could result in additional damages and awards that could be significant.

On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico through March of 2006 pursuant to an Alternative Form of Regulation plan (“AFOR”). The AFOR says, in part, that “Qwest commits to devote a substantial budget to infrastructure investment, with the goal of achieving the purposes of this Plan. Specifically, Qwest will make capital expenditures of not less than $788 million over the term of this Plan. This level of investment is necessary to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

meet the commitments made in this Plan to increase Qwest’s investment and improve its service quality in New Mexico.” Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates Qwest will not be in compliance with the investment commitment at the conclusion of the AFOR in March, 2006, and if the current trend in Qwest’s capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that Qwest has an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if Qwest fails to satisfy this investment commitment, any shortfall must be credited or refunded to Qwest’s New Mexico customers. The Commission also opened an enforcement and implementation docket to review Qwest’s investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On May 31, 2005, the Commission issued an order, in response to a Qwest report filed on May 20, 2005, designating a hearing examiner to conduct proceedings addressing whether customer credits and refunds should be imposed on Qwest based on Qwest’s investment levels as of June 30, 2005, and prior to the expiration of the AFOR in March 2006.

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge Qwest’s right to install its fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge Qwest’s right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

companies own a limited property right-of-way that did not include the right to permit Qwest to install Qwest’s fiber optic cable in the right-of-way without the Plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. A newly filed Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which Qwest’s network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

On January 20, 2004, we filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, “KMC”). Subsequently, we filed an amended complaint to name additional defendants, including General Electric Capital Corporation (“GECC”), one of KMC’s lenders, and GECC filed a complaint in intervention. We are seeking a declaration that a series of agreements with KMC and its lenders are not effective because conditions precedent were not satisfied and to recoup other damages and attorneys’ fees and costs. These agreements would obligate us to pay a net incremental amount of approximately $105 million if determined to be effective. GECC and KMC have asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC seek a declaration that the relevant agreements are in effect and claim monetary damages for anticipatory breach of the agreements and their attorneys’ fees and costs.

The Internal Revenue Service, or IRS, proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves Qwest’s allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes the allocation of the costs between Qwest and third parties. Similar claims have been asserted against Qwest with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court, and we do not believe the IRS will be successful, although the ultimate outcome is uncertain. If Qwest were to lose this issue for the tax years 1994 through 1998, we estimate that we would have to pay $57 million plus interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

In 2004, we recorded income tax expense of $158 million related to a change in the expected timing of deductions related to our tax strategy, referred to as the Contested Liability Acceleration Strategy (“CLAS”), which we implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the company and into trusts managed by a third party trustee. In July 2004, we were formally notified by the IRS that it was contesting the CLAS tax strategy. Also in July 2004, in connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2004, and as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, we adjusted our accounting for CLAS as required by SFAS No. 109, “Accounting for Income Taxes.” The change in expected timing of deductions caused an increase in our liability for uncertain tax positions and a corresponding increase in our net operating loss carry-forwards (“NOLs”). Because we are not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we recorded an increase in our valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in September 2004 the IRS proposed a penalty of $37 million on this strategy. We believe that the imposition of a penalty is not appropriate as we acted in good faith in implementing this tax strategy in

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in our initial and subsequent tax returns. We intend to vigorously defend our position on this and other tax matters.

We have other tax related matters pending against us. We believe we have adequately provided for these matters.

Matter Resolved in the Third Quarter

In January 2001, an amended class action complaint was filed in Denver District Court on behalf of a class of U S WEST stockholders of record as of June 30, 2000, the day of the U S WEST/Qwest merger, alleging that Qwest had a duty to pay a quarterly dividend that had been declared by the U S WEST Board of Directors on June 2, 2000. The complaint named as defendants Qwest, the individuals who served on the U S WEST Board of Directors in June 2000, and Joseph Nacchio. Plaintiffs claimed that the defendants attempted to avoid paying the dividend by changing the record date from June 30, 2000 to July 10, 2000, a claim Qwest denied. Plaintiffs sought damages of approximately $273 million plus interest, a constructive trust upon Qwest’s assets in the amount of the dividend, costs, and attorneys’ fees on behalf of the class, which was certified by the court in January 2005. On June 24, 2005, the court preliminarily approved a $50 million settlement, almost half of which would be funded by the defendants’ insurers. QCII accrued for its portion, and QCII and its insurers have since funded the settlement. On August 30, 2005, the court entered final approval of the settlement as fair, just, reasonable and adequate as to the class. On the same day, the court entered orders approving the request of plaintiffs’ counsel for $15 million in attorneys’ fees and $1.3 million in costs to be paid from the settlement fund. At the time of the final fairness hearing, a group of U S WEST retirees intervened and subsequently appealed the order awarding fees and costs to the plaintiffs’ lawyers. Pursuant to the underlying stipulation of settlement, this appeal does not impact the finality of the settlement or the amount, and although QCII is a party to the appeal, the only issue to be resolved is the amount of fees and costs to be awarded plaintiffs’ lawyers out of the $50 million settlement fund.

Note 11: Financial Statements of Guarantors

In February 2004, QCII issued a total of $1.775 billion of senior notes, which consisted of $750 million of Floating Rate Senior Notes due 2009 with interest at LIBOR plus 3.50%, $525 million of 7 1/4% Senior Notes due 2011, and $500 million of 7 1/2% Senior Notes due 2014, and in June 2005 QCII issued $800 million of 7 1/2% Senior Notes due 2014—Series B (collectively, the “QCII Guaranteed Notes”). In addition, over the period from December 2002 to April 2003, we executed exchanges of approximately $5.8 billion in total face amount of QCF notes for approximately $3.7 billion of QSC notes consisting of 13.00% Senior Subordinated Secured Notes due 2007, 13.50% Senior Subordinated Secured Notes due 2010 and 14.00% Senior Subordinated Secured Notes due 2014 (collectively, the “QSC Guaranteed Notes”). Also, in connection with cash tender offers in December 2003 and June 2005, QSC purchased an aggregate of $779 million face amount of the QSC Guaranteed Notes for $886 million in cash. As of September 30, 2005, the outstanding QSC Guaranteed Notes totaled $2.9 billion. The QCII Guaranteed Notes are guaranteed by QCF and QSC. The QSC Guaranteed Notes are guaranteed by QCF and QCII on a senior basis, and the guarantee by QCII is secured by liens on the stock of QSC and QCF.

The guarantees are full and unconditional, and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, funds necessary to meet each issuer’s debt service obligations are provided in large part by distributions or advances from their subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our and our subsidiaries’ financial condition and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

operating requirements, could limit each issuer’s ability to obtain cash for the purpose of meeting its debt service obligations including the payment of principal and interest on its notes.

The following information sets forth our condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004 and our condensed consolidating statements of operations for the three and nine months ended September 30, 2005 and 2004 and our condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and 2004. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity’s investments in all of its subsidiaries, if any, under the equity method. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described herein, the accounting principles used are the same as those used in our consolidated financial statements.

In September 2005, QCII entered in a guaranty with a bank that issued a letter of credit to QSC for $47 million. QCII unconditionally guaranteed full and punctual payment and performance of QSC’s obligations.

We utilize lines of credit between certain of our entities, other intercompany obligations, capital contributions and dividends (including partnership distributions) to manage our cash. Amounts outstanding under these intercompany lines of credit and intercompany obligations may vary materially over time.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$3	$3,501	$—	$3,504
Operating revenue—affiliate	—	328	—	9	40	(377)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	268	—	—	1,504	(260)	1,512
Cost of sales—affiliate	—	50	—	—	24	(74)	—
Selling, general and administrative	22	—	—	13	721	260	1,016
Selling, general and administrative—affiliate	—	—	—	—	303	(303)	—
Depreciation	—	1	—	—	658	—	659
Amortization of capitalized software and other intangible assets	—	—	—	—	109	—	109

Total operating expenses	22	319	—	13	3,319	(377)	3,296

Operating (loss) income	(22)	9	—	(1)	222	—	208

Other expense (income):
Interest expense—net	52	99	66	—	167	—	384
Interest expense—affiliate	1	—	115	—	267	(383)	—
Interest income—affiliate	—	(116)	(266)	(1)	—	383	—
Gain on early retirement of debt—net	—	—	(11)	—	—	—	(11)
Other income—net	(2)	(8)	—	(2)	(8)	—	(20)
Loss from equity investments in subsidiaries	107	333	—	—	—	(440)	—

Total other expense (income)—net	158	308	(96)	(3)	426	(440)	353

(Loss) income before income taxes	(180)	(299)	96	2	(204)	440	(145)
Income tax benefit (expense)	36	131	(36)	(1)	(129)	—	1

Net (loss) income	$(144)	$(168)	$60	$1	$(333)	$440	$(144)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$1	$3,448	$—	$3,449
Operating revenue—affiliate	—	365	—	8	45	(418)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	263	—	—	1,542	(257)	1,548
Cost of sales—affiliate	—	47	—	—	24	(71)	—
Selling, general and administrative	263	—	—	9	722	267	1,261
Selling, general and administrative—affiliate	—	—	—	—	357	(357)	—
Depreciation	—	—	—	—	659	—	659
Amortization of capitalized software and other intangible assets	—	—	—	—	120	—	120
Asset impairment charges	—	—	—	—	34	—	34

Total operating expenses	263	310	—	9	3,458	(418)	3,622

Operating (loss) income	(263)	55	—	—	35	—	(173)

Other expense (income):
Interest expense—net	33	113	72	—	156	—	374
Interest expense—affiliate	—	—	316	—	398	(714)	—
Interest income—affiliate	(18)	(300)	(395)	—	(1)	714	—
Loss on early retirement of debt—net	—	—	—	—	6	—	6
Other expense (income) —net	—	39	—	(1)	(4)	—	34
Loss from equity investments in subsidiaries	295	697	—	—	—	(992)	—

Total other expense (income)— net	310	549	(7)	(1)	555	(992)	414

(Loss) income before income taxes	(573)	(494)	7	1	(520)	992	(587)
Income tax benefit (expense)	4	195	(3)	(1)	(177)	—	18

Net (loss) income	$(569)	$(299)	$4	$—	$(697)	$992	$(569)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantor	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$6	$10,417	$—	$10,423
Operating revenue—affiliate	—	1,005	—	27	116	(1,148)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	820	—	—	4,362	(797)	4,385
Cost of sales—affiliate	—	144	—	—	72	(216)	—
Selling, general and administrative	84	—	—	32	2,184	797	3,097
Selling, general and administrative—affiliate	—	—	—	—	932	(932)	—
Depreciation	—	2	—	—	1,959	—	1,961
Amortization of capitalized software and other intangible assets	—	—	—	—	346	—	346

Total operating expenses	84	966	—	32	9,855	(1,148)	9,789

Operating (loss) income	(84)	39	—	1	678	—	634

Other expense (income):
Interest expense—net	127	324	204	—	490	—	1,145
Interest expense—affiliate	5	—	481	—	940	(1,426)	—
Interest income—affiliate	(18)	(469)	(937)	(2)	—	1,426	—
Loss (gain) on early retirement of debt—net	—	18	(23)	—	37	—	32
Gain on the sale of assets—net	—	—	—	—	(257)	—	(257)
Other (income) expense—net	(5)	(17)	—	(2)	(11)	—	(35)
Loss from equity investments in subsidiaries	163	962	—	—	—	(1,125)	—

Total other expense (income)— net	272	818	(275)	(4)	1,199	(1,125)	885

(Loss) income before income taxes	(356)	(779)	275	5	(521)	1,125	(251)
Income tax benefit (expense)	105	442	(104)	(2)	(441)	—	—

Net (loss) income	$(251)	$(337)	$171	$3	$(962)	$1,125	$(251)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$4	$10,368	$—	$10,372
Operating revenue—affiliate	—	1,081	—	24	100	(1,205)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	853	—	—	4,473	(837)	4,489
Cost of sales—affiliate	—	118	—	—	66	(184)	—
Selling, general and administrative	605	—	—	27	2,430	837	3,899
Selling, general and administrative—affiliate	—	—	—	—	1,021	(1,021)	—
Depreciation	—	1	—	—	1,973	—	1,974
Amortization of capitalized software and other intangible assets	—	—	—	—	367	—	367
Asset impairment charges	—	—	—	—	77	—	77

Total operating expenses	605	972	—	27	10,407	(1,205)	10,806

Operating (loss) income	(605)	109	—	1	61	—	(434)

Other expense (income):
Interest expense—net	85	378	223	—	479	(1)	1,164
Interest expense—affiliate	6	—	875	—	1,162	(2,043)	—
Interest income—affiliate	(36)	(856)	(1,151)	—	(1)	2,044	—
(Gain) loss on early retirement of debt—net	—	—	(5)	—	6	—	1
Other (income) expense—net	(11)	34	—	(1)	(81)	—	(59)
Loss from equity investments in subsidiaries	1,029	1,972	—	—	—	(3,001)	—

Total other expense (income)— net	1,073	1,528	(58)	(1)	1,565	(3,001)	1,106

(Loss) income before income taxes	(1,678)	(1,419)	58	2	(1,504)	3,001	(1,540)
Income tax benefit (expense)	23	353	(22)	(1)	(468)	—	(115)

Net (loss) income	$(1,655)	$(1,066)	$36	$1	$(1,972)	$3,001	$(1,655)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$92	$1,807	$—	$—	$412	$—	$2,311
Short-term investments	24	465	—	—	91	—	580
Accounts receivable—net	—	12	—	2	1,581	—	1,595
Accounts receivable—affiliates	31	346	88	—	24	(489)	—
Current tax receivable	52	157	—	—	—	(209)	—
Notes receivable—affiliates	—	5,270	13,806	80	—	(19,156)	—
Deferred income taxes	—	—	—	—	73	(51)	22
Prepaid and other assets	19	43	—	121	367	(18)	532
Assets held for sale	—	—	—	—	14	—	14

Total current assets	218	8,100	13,894	203	2,562	(19,923)	5,054
Property, plant and equipment— net	—	5	—	—	15,807	—	15,812
Capitalized software and other intangible assets—net	40	—	—	—	995	—	1,035
Investments in subsidiaries	327	(10,907)	—	—	—	10,580	—
Deferred income taxes	—	2,007	20	10	—	(2,031)	6
Prepaid pension assets	—	92	—	—	1,080	—	1,172
Other assets	111	82	16	—	438	1	648

Total assets	$696	$(621)	$13,930	$213	$20,882	$(11,373)	$23,727

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$5	$—	$485	$—	$37	$—	$527
Current borrowings—affiliates	80	—	5,270	—	13,806	(19,156)	—
Accounts payable	6	30	—	—	704	—	740
Accounts payable—affiliates	3	22	—	17	265	(307)	—
Accrued expenses and other current liabilities	367	322	109	92	1,700	(260)	2,330
Accrued expenses and other current liabilities—affiliates	—	—	39	30	131	(200)	—
Deferred revenue and advanced billings	—	—	—	—	635	—	635

Total current liabilities	461	374	5,903	139	17,278	(19,923)	4,232
Long-term borrowings—net	2,624	3,027	2,986	—	8,065	—	16,702
Post-retirement and other post- employment benefit obligations	—	439	—	—	2,969	—	3,408
Deferred income taxes	30	—	—	—	2,001	(2,031)	—
Deferred revenue	—	—	—	—	532	—	532
Other long-term liabilities	297	269	1	57	944	1	1,569

Total liabilities	3,412	4,109	8,890	196	31,789	(21,953)	26,443

Stockholders’ (deficit) equity	(2,716)	(4,730)	5,040	17	(10,907)	10,580	(2,716)

Total liabilities and stockholders’ equity (deficit)	$696	$(621)	$13,930	$213	$20,882	$(11,373)	$23,727

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2004

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$34	$608	$—	$—	$509	$—	$1,151
Short-term investments	24	427	—	—	313	—	764
Accounts receivable—net	—	13	2	2	1,577	—	1,594
Accounts receivable—affiliates	72	466	141	—	84	(763)	—
Current tax receivable	—	227	—	—	—	(227)	—
Notes receivable—affiliates	87	13,986	21,972	59	—	(36,104)	—
Deferred income taxes	—	—	—	—	111	(111)	—
Prepaid and other assets	—	38	—	67	452	(8)	549
Assets held for sale	—	—	—	—	160	—	160

Total current assets	217	15,765	22,115	128	3,206	(37,213)	4,218
Property, plant and equipment—net	—	5	—	—	16,848	—	16,853
Capitalized software and other intangible assets—net	39	—	—	—	1,140	—	1,179
Investments in subsidiaries	(1,266)	(18,006)	—	—	—	19,272	—
Deferred income taxes	—	2,232	24	10	—	(2,228)	38
Prepaid pension assets	—	96	—	—	1,096	—	1,192
Other assets	1,140	107	23	56	468	(950)	844

Total assets	$130	$199	$22,162	$194	$22,758	$(21,119)	$24,324

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$5	$—	$179	$—	$412	$—	$596
Current borrowings—affiliates	126	—	13,976	—	22,002	(36,104)	—
Accounts payable	3	31	—	—	698	(1)	731
Accounts payable—affiliates	—	2	—	—	234	(236)	—
Accrued expenses and other current liabilities	174	334	123	35	1,962	(338)	2,290
Accrued expenses and other current liabilities—affiliates	17	65	139	53	260	(534)	—
Deferred revenue and advanced billings	—	—	—	—	669	—	669

Total current liabilities	325	432	14,417	88	26,237	(37,213)	4,286
Long-term borrowings—net	1,886	3,528	3,637	—	7,639	—	16,690
Post-retirement and other post- employment benefit obligations	—	433	—	—	2,958	—	3,391
Deferred income taxes	34	—	—	—	2,194	(2,228)	—
Deferred revenue	—	—	—	—	559	—	559
Other long-term liabilities	497	245	950	91	1,177	(950)	2,010

Total liabilities	2,742	4,638	19,004	179	40,764	(40,391)	26,936

Stockholders’ (deficit) equity	(2,612)	(4,439)	3,158	15	(18,006)	19,272	(2,612)

Total liabilities and stockholders’ (deficit) equity	$130	$199	$22,162	$194	$22,758	$(21,119)	$24,324

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(251)	$(337)	$171	$3	$(962)	$1,125	$(251)
Adjustments to net (loss) income	61	1,245	36	—	2,015	(1,125)	2,232
Net change in operating assets and liabilities	90	94	(105)	19	(491)	—	(393)

Cash (used for) provided by operating activities	(100)	1,002	102	22	562	—	1,588

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(1)	(20)	—	—	(1,089)	—	(1,110)
Proceeds from sale of property, plant and equipment	—	—	—	—	418	—	418
Proceeds from sales of investment securities	—	1,230	—	—	—	—	1,230
Purchases of investment securities	—	(1,002)	—	—	—	—	(1,002)
Net proceeds (purchases) of investments managed by QSC	2	(241)	—	—	239	—	—
Cash infusion to subsidiaries	(530)	(10,000)	—	—	—	10,530	—
Net decrease (increase) in short-term affiliate loans	—	8,619	8,166	(22)	—	(16,763)	—
Dividends received from subsidiaries	—	2,015	—	—	—	(2,015)	—
Other	—	97	—	—	22	(97)	22

Cash (used for) provided by investing activities	(529)	698	8,166	(22)	(410)	(8,345)	(442)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	735	—	—	—	1,152	—	1,887
Repayments of long-term borrowings, including current maturities	—	(452)	(179)	—	(1,147)	—	(1,778)
Net (repayments of) proceeds from short-term affiliate borrowings	(45)	—	(8,619)	—	(8,099)	16,763	—
Proceeds from issuances of common and treasury stock	10	—	—	—	—	—	10
Equity infusion from parent	—	—	530	—	10,000	(10,530)	—
Dividends paid to parent	—	—	—	—	(2,015)	2,015	—
Debt issuance costs	(13)	—	—	—	(18)	—	(31)
Early retirement of debt costs	—	(49)	—	—	(25)	—	(74)
Other	—	—	—	—	(97)	97	—

Cash provided by (used for) financing activities	687	(501)	(8,268)	—	(249)	8,345	14

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	58	1,199	—	—	(97)	—	1,160
Beginning balance	34	608	—	—	509	—	1,151

Ending balance	$92	$1,807	$—	$—	$412	$—	$2,311

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
OPERATING ACTIVITIES:
Net (loss) income	$(1,655)	$(1,066)	$36	$1	$(1,972)	$3,001	$(1,655)
Adjustments to net (loss) income	1,022	2,393	14	1	2,190	(2,967)	2,653
Net change in operating assets and liabilities	673	313	(112)	7	(270)	—	611

Cash provided by (used for) operating activities	40	1,640	(62)	9	(52)	34	1,609

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(1)	—	—	—	(1,358)	—	(1,359)
Proceeds from sale of property, plant and equipment	—	—	—	—	15	—	15
Proceeds from sales of investment securities	—	1,159	—	—	5	—	1,164
Purchases of investment securities	—	(1,269)	—	—	—	—	(1,269)
Net proceeds (purchases) of investments managed by QSC	(49)	(156)	—	18	187	—	—
Cash infusion to subsidiaries	—	(2,201)	—	—	—	2,201	—
Net decrease (increase) in short-term affiliate loans	—	(902)	(1,116)	(64)	—	2,082	—
Long-term loans made to affiliates	(950)	—	—	—	—	950	—
Principle collected on long-term affiliate loans	—	400	310	—	—	(710)	—
Dividends received from subsidiaries	—	2,471	—	—	—	(2,471)	—
Other	—	—	—	—	5	—	5

Cash (used for) provided by investing activities	(1,000)	(498)	(806)	(46)	(1,146)	2,052	(1,444)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,763	—	—	—	571	—	2,334
Repayments of long-term borrowings, including current maturities	—	(750)	(963)	—	(769)	—	(2,482)
Proceeds from long-term borrowings, affiliate	—	—	950	—	—	(950)	—
Payments of long-term borrowings, affiliate	—	—	—	—	(710)	710	—
Net (repayments of) proceeds from short-term affiliate borrowings	(723)	—	902	—	1,903	(2,082)	—
Proceeds from issuances of common and treasury stock	39	—	—	—	—	(34)	5
Equity infusion from parent	—	—	—	—	2,201	(2,201)	—
Dividends paid to parent	—	—	—	—	(2,471)	2,471	—
Debt issuance costs	(32)	(9)	—	—	(9)	—	(50)
Early retirement of debt costs	—	—	(21)	—	(3)	—	(24)

Cash provided by (used for) financing activities	1,047	(759)	868	—	713	(2,086)	(217)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	87	383	—	(37)	(485)	—	(52)
Beginning balance	—	461	—	37	868	—	1,366

Ending balance	$87	$844	$—	$—	$383	$—	$1,314

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

Note 12: Union Contract

In August 2005, we reached agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on new three-year labor agreements. Each of these agreements was ratified by union members on September 30, 2005 and expires on August 16, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Certain statements set forth below under this caption constitute forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the end of this Item 2 for additional factors relating to such statements as well as for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements in Item 1 of Part I of this report, including the footnotes thereto. Our operating revenue is generated from our wireline services, wireless services and other services segments. An overview of the segment results is provided in Note 8—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. Segment discussions reflect the way we reported our segment results to our Chief Operating Decision Maker (“CODM”) in the third quarter of 2005 and include revenue results for each of our customer channels within the wireline services segment: business, mass markets and wholesale. In order to better serve the similar needs of our small business and consumer customers, in the second quarter of 2005, we combined these customers into a new channel, which we refer to as “mass markets,” and have reclassified our small business customers for all periods presented. Certain prior year revenue and expense amounts have been reclassified to conform to the current year presentations.

In August 2005, we reached agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on new three-year labor agreements. Each of these agreements was ratified by union members on September 30, 2005 and expires on August 16, 2008.

Business Trends

Our results continue to be impacted by a number of factors influencing the telecommunications industry as follows:

•	Industry competition is based primarily on pricing, packaging of services and features, quality of service and increasingly on meeting customer care needs. We expect this trend to continue. Our on-going response to industry competition has included initiatives to retain and win-back customers by rolling out new or expanded services such as wireless, in-region long-distance, DSL, video and VoIP, bundling of expanded feature-rich products and improving the quality of our customer service. We have increased our marketing and advertising spending levels over the last year and have seen increased sales of our bundle and package offerings. The success of these offerings has resulted in increased long distance and DSL sales (as customers add more products) which partially offset lower revenue due to access line losses. While bundle discounts result in lower average revenue for our products, we believe they improve customer retention.

•

The consolidation trend in the telecommunications industry, as exemplified by the currently proposed mergers, could have significant impact on customer choice and may impact our efforts to win customers and strengthen our position as a national provider of communications services. Our revenue and expenses may also be impacted as partners to these proposed mergers integrate and consolidate their operations.

•	We expect technology substitution such as wireless substitution for wireline telephones, cable telephony substitution for wireline telephony and cable modem substitution for dial-up modem lines and DSL, to continue to cause additional access line losses.

•	Our results continue to be impacted by regulatory responses to the competitive landscape for both our local and long-distance services. For instance, recent FCC decisions, including its Triennial Review Remand Order, may facilitate some carriers converting existing special access transport services to lower priced UNE transport. Such conversions could have a significant impact on our future financial results.

•	We expect business users of telecommunication services to increasingly want to receive all of their services from one provider.

Results of Operations

Overview

We generate revenue from our wireline services, wireless services and other services. Depending on the product or service purchased, a customer may pay for these products and services through an up-front or monthly fee, a usage charge or a combination of these.

•	Wireline services. The wireline services segment utilizes our traditional telephone and fiber optic broadband networks to provide voice services and data and Internet services to mass markets (which includes consumer and small business customers), business and wholesale customers. Our wireline services include:

•	Voice services. Voice services revenue includes local voice services, long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, collocation services and related equipment. Long-distance voice services revenue includes revenue from InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other long-distance providers to connect to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ATM and related equipment) and Internet services (such as DSL, DIA, VPN, Internet dial access, video, web hosting, professional services and related equipment).

•	Wireless services. We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a third party provider that allows us to resell wireless services, including access to its nationwide PCS wireless network, to mass markets and business customers, primarily within our local service area states. We began offering these services under our brand name in March 2004 and now provide the services through the third party provider’s network.

•	Other services. Other services revenue is predominantly derived from the sublease of some of our unused real estate assets, such as space in our office buildings, warehouses and other properties.

The following table summarizes our results of operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Operating revenue	$3,504	$3,449	$55	2%	$10,423	$10,372	$51	0%
Operating expenses	3,296	3,622	(326)	(9)%	9,789	10,806	(1,017)	(9)%

Operating income (loss)	208	(173)	381	nm	634	(434)	1,068	nm
Other expense—net	353	414	(61)	(15)%	885	1,106	(221)	(20)%

Loss before income taxes	(145)	(587)	442	75%	(251)	(1,540)	1,289	84%
Income tax benefit (expense)	1	18	(17)	(94)%	—	(115)	115	nm

Net loss	$(144)	$(569)	$425	75%	$(251)	$(1,655)	$1,404	85%

Basic and diluted loss per share	$(0.08)	$(0.31)	$0.23	74%	$(0.14)	$(0.92)	$0.78	85%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Revenue

The following table compares operating revenue by segment including the detail of customer channels within our wireline services segment for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Wireline services revenue
Voice services:
Local voice:
Business	$272	$286	$(14)	(5)%	$808	$855	$(47)	(5)%
Mass markets	1,104	1,145	(41)	(4)%	3,356	3,520	(164)	(5)%
Wholesale	201	216	(15)	(7)%	628	654	(26)	(4)%

Total local voice	1,577	1,647	(70)	(4)%	4,792	5,029	(237)	(5)%
Long distance:
Business	110	119	(9)	(8)%	338	349	(11)	(3)%
Mass markets	170	151	19	13%	500	431	69	16%
Wholesale	279	279	—	—	826	762	64	8%

Total long-distance	559	549	10	2%	1,664	1,542	122	8%
Access:
Business	1	1	—	—	3	4	(1)	(25)%
Mass markets	2	1	1	100%	6	4	2	50%
Wholesale	156	166	(10)	(6)%	492	518	(26)	(5)%

Total access	159	168	(9)	(5)%	501	526	(25)	(5)%

Total voice services	2,295	2,364	(69)	(3)%	6,957	7,097	(140)	(2)%

Data and Internet:
Business	569	488	81	17%	1,573	1,483	90	6%
Mass markets	189	137	52	38%	535	414	121	29%
Wholesale	310	319	(9)	(3)%	943	962	(19)	(2)%

Total data and Internet	1,068	944	124	13%	3,051	2,859	192	7%

Total wireline services revenue	3,363	3,308	55	2%	10,008	9,956	52	1%
Wireless services revenue	129	132	(3)	(2)%	383	386	(3)	(1)%
Other services revenue	12	9	3	33%	32	30	2	7%

Total operating revenue	$3,504	$3,449	$55	2%	$10,423	$10,372	$51	0%

Wireline Services Revenue

Voice Services

Local Voice Services. The decrease in local voice services revenue for the three and nine months ended September 30, 2005 in our business and mass markets channels was primarily due to access line losses from competitive pressures and technology substitution partially offset by an increase in Universal Service Fund, or USF, revenue due to both long distance revenue growth and USF rate increases. The decrease in our wholesale channel is primarily due to the sale of our payphone business in August 2004 partially offset by UNE rate and volume increases. In addition, wholesale access lines are decreasing along with sales of UNE-Ps to local competitors as an increasing percentage of competition in our local area is coming from facilities-based competition, including wireless and cable companies.

The following table shows our access lines by channel as of September 30, 2005 and 2004:

	Access Lines*
	As of September 30,		Increase/ (Decrease)	% Change
	2005	2004
	(in thousands)
Business	2,475	2,637	(162)	(6)%
Mass Markets	10,702	11,136	(434)	(4)%
Wholesale	1,756	1,907	(151)	(8)%

Total	14,933	15,680	(747)	(5)%

*	We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

Long Distance Services. The increase in long-distance services revenue for the three and nine months ended September 30, 2005 was primarily due to increased in-region long-distance subscribers using increased minutes of use as well as an increase in our monthly recurring charge to our mass markets customers beginning in October 2004. These increases were partially offset by lower rates in our business channel. The wholesale increase for the nine months ended September 30, 2005, which was driven by volume and domestic rate increases, was partially offset by decreased international rates and domestic and international minutes of use in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Access Services. Total access services revenue for the three and nine months ended September 30, 2005 continues to be negatively affected by mass markets and business access line losses, as well as our increasing penetration into in-region long-distance (as we became a competitor to our access services customers). The decrease in total access services revenue for the nine months ended September 30, 2005 was partially offset by a favorable settlement of customer billing disputes during the nine months ended September 30, 2005 which reduced the decline by over 50%.

Data and Internet Services

The increase in business data and Internet services revenue for the three and nine months ended September 30, 2005 was driven by an unusually large data CPE arrangement and increased revenue related to private line, wide area network services and federal contracts. The unusually large, non-recurring, data CPE arrangement accounts for $52 million of the total increase in data and Internet services revenue for the three months ended September 30, 2005. We anticipate that this CPE arrangement will continue to positively impact our revenue growth, although to a lesser extent, for the next several quarters as this contract is completed.

The increase in mass markets data and Internet services revenue was primarily driven by a 40% increase in DSL subscribers from 956,000 as of September 20, 2004 to 1,340,000 as of September 30, 2005. This growth came from continued expansion of service availability and increased penetration of DSL where service is available. We also saw growth across our suite of consumer data and Internet products. We believe this growth was supported by our expanded marketing efforts for our product bundles.

These increases in business and mass markets data and Internet services were partially offset by declines in our wholesale channel due to the termination of our wholesale modem services product in April 2005 and a favorable one-time revenue adjustment recorded during the second quarter of 2004 from a customer bankruptcy.

Wireless Services Revenue

Wireless services revenue remained flat for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. A decrease in subscribers was offset by increased price plan and airtime rates for new subscribers resulting in higher average revenue per subscriber.

Operating Expenses

Operating Expense Trends

Our expenses continue to be impacted by shifting demand due to increased competition and the expansion of our product offerings. These and other factors have led to some of the following trends affecting our operating expenses:

•	Variable expenses. Expenses associated with our growing product offerings outside of our local market, long-distance products, and products related to wireless tend to be more variable in nature. While our traditional local market product offerings tend to rely upon our embedded cost structure, the mix of products we expect to sell, combined with regulatory and market pricing forces, will continue to pressure operating margins. In addition, facility costs (described below) are not always reduced at the same rate as our revenue declines due to long-term contract commitments.

•	Facility costs. Facility costs are third-party telecommunications expenses we incur to connect our customers to networks or to end-user product platforms not owned by us. We have benefited in this area from the renegotiation, termination or settlement during 2005, 2004 and 2003 of various service arrangements, from network optimization initiatives and from regulatory approval allowing us to provide long-distance services in our local service area using our own telecommunications equipment, thereby decreasing our reliance on third party providers. These decreases in rates were offset in varying degrees by increases in costs due to increased long-distance traffic, consistent with increases in our in-region, international and wholesale long-distance, as well as data and Internet volumes and new wireless facility costs due to our agreement with a third party wireless provider.

•	Operational efficiencies. We have continued to evaluate our operating structure and focus and we continue to right-size our workforce in response to changes in the telecommunications environment. Through targeted restructuring plans in prior years and normal employee attrition we have significantly reduced our workforce and employee-related costs while maintaining operational goals through organizational improvements and efficiency improvements.

The following table provides further detail regarding our operating expenses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Operating expenses:
Cost of sales:
Facility costs	$697	$748	$(51)	(7)%	$2,056	$2,091	$(35)	(2)%
Network expenses	72	73	(1)	(1)%	197	196	1	1%
Employee-related costs	405	429	(24)	(6)%	1,203	1,316	(113)	(9)%
Other non-employee related costs	338	298	40	13%	929	886	43	5%

Total cost of sales	1,512	1,548	(36)	(2)%	4,385	4,489	(104)	(2)%
Selling, general and administrative:
Property and other taxes	100	112	(12)	(11)%	310	308	2	1%
Bad debt	27	39	(12)	(31)%	137	145	(8)	(6)%
Restructuring, realignment and severance related costs	26	5	21	nm	40	152	(112)	(74)%
Employee-related costs	401	413	(12)	(3)%	1,218	1,316	(98)	(7)%
Other non-employee related costs	462	692	(230)	(33)%	1,392	1,978	(586)	(30)%

Total selling, general and administrative	1,016	1,261	(245)	(19)%	3,097	3,899	(802)	(21)%
Depreciation	659	659	—	—	1,961	1,974	(13)	(1)%
Amortization of capitalized software and other intangible assets	109	120	(11)	(9)%	346	367	(21)	(6)%
Asset impairments charges	—	34	(34)	nm	—	77	(77)	nm

Total operating expenses	$3,296	$3,622	$(326)	(9)%	$9,789	$10,806	$(1,017)	(9)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Cost of Sales

Cost of sales includes employee-related costs, such as salaries and wages directly attributable to products or services, and benefits, network, facility costs and other non-employee related costs such as real estate, USF charges, materials and supplies, contracted engineering services, computer system support and the cost of CPE sold. Cost of sales as a percentage of revenue decreased 1.7% in the three months ended September 30, 2005 and 1.2% in the nine months ended September 30, 2005 as discussed below.

Facility costs decreased for the three months ended September 30, 2005 as the network optimization initiatives from prior quarters more fully took effect offsetting increased costs related to growth in long distance. The decrease in facility costs for the nine months ended September 30, 2005 was due to cost savings from the renegotiation, termination or settlement of service arrangements, primarily in 2004 and 2005, as well as network optimization initiatives which exceeded the costs associated with increased long-distance volumes, primarily wholesale, and additional wireless costs.

Employee-related costs, such as salaries and wages, benefits and overtime for the three and nine months ended September 30, 2005 decreased primarily due to employee reductions from our prior year restructuring plans as well as a continued focus on containing our employee-related costs and productivity improvements.

Other non-employee related costs increased for the three and nine months ended September 30, 2005 primarily due to $48 million in non-recurring costs associated with the large data CPE arrangement described above, offset by decreased equipment costs related to our wireless and DSL products.

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

Our property and other taxes decreased for the quarter ended September 30, 2005 primarily due to changes in property tax estimates and a successful property tax settlement during 2005. This decrease was offset for the nine months ended September 30, 2005 by a one-time expense reduction from a successful property tax settlement in 2004.

Bad debt expense decreased for the three months ended September 30, 2005 primarily due to a continued trend of improved collection results. Bad debt expense decreased less significantly for the nine months ended September 30, 2005 primarily due to favorable settlements during the second quarter of 2004 from companies emerging from bankruptcy, offset by unfavorable bad debt settlements in the first and second quarters of 2004, as well as the continued trend of improved collection results.

Restructuring, realignment and severance related costs decreased for the nine months ended September 30, 2005 due to a charge of $127 million in the second quarter of 2004 resulting from a planned workforce reduction. Restructuring, realignment and severance related costs increased for the three months ended September 30, 2005 due to the termination of the use of a leased facility.

Employee-related costs, such as salaries and wages, benefits and overtime, for the three and nine months ended September 30, 2005 decreased due to employee reductions from our restructuring efforts, primarily in the second quarter of 2004, and productivity improvements.

Other non-employee related costs decreased for the three and nine months ended September 30, 2005 primarily due to $250 million and $550 million in shareholder litigation reserves recorded in the three and nine months ended September 30, 2004, respectively. This decrease in the three months ended September 30, 2005 was partially offset by an increase in marketing and advertising costs as we expanded our activities into new sales channels and launched our new bundled offerings. The decrease in the nine months ended September 30, 2005 was partially offset by lower vendor disputes.

Combined Pension and Post-retirement Benefits

Our results include a net pension expense, which is the combined cost of our pension and post-retirement healthcare and life insurance plans. We recorded a net pension expense of $45 million and $29 million for the three months ended September 30, 2005 and 2004, respectively, and $178 million and $144 million for the nine months ended September 30, 2005 and 2004, respectively. The net pension expense is a function of the amount of pension and post-retirement benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The increase in net pension expense for the three and nine month periods ended September 30, 2005 as compared to the three and nine month periods ended September 30, 2004 is primarily due to decreased expected return on investments in the benefit trusts, completion of amortization of the transition asset in 2004, and amortization of actuarial losses caused by the volatile equity markets and lower discount rates partially offset by reductions in expense due to lower discount rates, headcount reduction, benefits of the federal subsidy on prescription drug benefits and plan design and claims trend changes. In addition, we recorded $21 million and $11 million in revisions to our estimates of the actual cost of the net post-retirement expense for the nine months ended September 30, 2005 and 2004, respectively. The net pension expense is allocated to cost of sales and SG&A.

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

Wireline Services Expenses

The following table sets forth wireline expenses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Wireline expenses:
Facility costs	$619	$698	$(79)	(11)%	$1,820	$2,014	$(194)	(10)%
Network expenses	70	67	3	4%	190	181	9	5%
Bad debt	15	30	(15)	(50)%	98	113	(15)	(13)%
Restructuring, realignment and severance related costs	2	4	(2)	(50)%	12	90	(78)	(87)%
Employee-related costs	606	642	(36)	(6)%	1,805	1,968	(163)	(8)%
Other non-employee related costs	366	313	53	17%	1,018	990	28	3%

Total wireline expenses	$1,678	$1,754	$(76)	(4)%	$4,943	$5,356	$(413)	(8)%

Wireline operating expenses represent 66% and 64% of total segment expenses for the nine months ended September 30, 2005 and 2004, respectively, and decreased primarily due to decreased facility costs achieved through network optimization initiatives and the renegotiation, termination or settlement of services arrangements, reduced employee-related costs as a result of our restructuring and reduced restructuring and severance related costs offset by the cost associated with the large data CPE arrangement mentioned above.

Wireless Services Expenses

The following table sets forth wireless expenses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Wireless expenses:
Facility costs	$75	$47	$28	60%	$230	$69	$161	nm
Wireless equipment	25	38	(13)	(34)%	79	88	(9)	(10)%
Bad debt	12	9	3	33%	40	24	16	67%
Employee-related costs	7	8	(1)	(13)%	27	21	6	29%
Other non-employee related costs	18	45	(27)	(60)%	70	126	(56)	(44)%

Total wireless expenses	$137	$147	$(10)	(7)%	$446	$328	$118	36%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

The increase in facility costs in our wireless expenses is primarily due to facility costs associated with our customers who previously received their services on our network and whose services we now provide through a third party. As a result of this transition, beginning in the third quarter of 2004, we have realized some savings in depreciation and other non-employee related costs. We expect our facility costs to increase as our subscriber base and usage increases.

Other Services Expenses

Other services expenses include unallocated corporate expenses for direct services such as finance, information technology, legal, real estate, marketing services and human resources, which we centrally manage. The following table sets forth additional expense information as to the composition of other services expenses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Other services expenses:
Property and other taxes	$100	$112	$(12)	(11)%	$309	$307	$2	1%
Real estate costs	110	106	4	4%	314	319	(5)	(2)%
Restructuring, realignment and severance related costs	24	1	23	nm	26	62	(36)	(58)%
Employee-related costs	193	191	2	1%	591	641	(50)	(8)%
Other non-employee related *	286	498	(212)	(43)%	853	1,376	(523)	(38)%

Total other services expenses	$713	$908	$(195)	(21)%	$2,093	$2,705	$(612)	(23)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

*	Certain immaterial expenses for facility costs, bad debt and network expenses in the other services segment are recorded in other non-employee related costs.

The decrease in other services expenses for the three and nine months ended September 30, 2005 was primarily driven by $300 million and $250 million in litigation reserve recorded in the second quarter and third quarters of 2004, respectively. Restructuring, realignment and severance related costs decreased for the nine months ended September 30, 2005 because of our significant restructuring charges recorded in the second quarter of 2004.

Other Consolidated Results

Other Expense—Net

Other expense—net generally includes interest expense net of capitalized interest, investment write-downs, gains and losses on the sales of investments and fixed assets, gains and losses on early retirement of debt and changes in derivative instrument market values.

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004			2005	2004
	(Dollars in millions)
Interest expense—net	$384	$374	$10	3%	$1,145	$1,164	$(19)	(2)%
(Gain) loss on early retirement of debt—net	(11)	6	(17)	nm	32	1	31	nm
Gain on sale of assets	—	—	—	—	(257)	—	(257)	nm
Other (income) expense—net	(20)	34	(54)	nm	(35)	(59)	24	41%

Total other expense—net	$353	$414	$(61)	(15)%	$885	$1,106	$(221)	(20)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Interest expense—net. The decrease for the nine months ended September 30, 2005 is primarily due to the recognition of $22 million of unamortized debt issuance costs associated with the early termination of the previous credit facility included in the interest expense for the three months ended March 31, 2004.

(Gain) loss on early retirement of debt. In the quarter ended September 30, 2005, we recorded a gain of $11 million from debt for equity exchanges. In the quarter ended June 30, 2005, we recorded a loss of $55 million from cash tender offers for debt securities and a prepayment of approximately $1.5 billion in debt and a gain of $12 million from a debt for equity exchange. These items are further discussed in Note 4—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report.

Gain on sale of assets. On July 1, 2004, we entered into an agreement with Verizon Wireless under which Verizon Wireless agreed to acquire all of our PCS licenses and substantially all of our related wireless network assets. We closed this transaction in the first quarter of 2005.

Other( income) expense—net. The increase for the three months ended September 30, 2005 is primarily due to tax interest and penalty amounts recorded in 2004 and additional interest income recorded in 2005 as compared to 2004. Other (income) expense—net decreased for the nine months ended September 30, 2005 primarily due to a $60 million gain in 2004 from the settlement of a customer emerging from bankruptcy.

Income Taxes

For the three and nine months ended September 30, 2004, our income tax benefit was offset by a full deferred tax asset valuation allowance. As discussed further in Note 7—Income Tax Provision we incurred a charge to tax expense of $136 million in the second quarter of 2004, primarily related to our CLAS tax strategy.

Liquidity and Capital Resources

Near-Term View

Our working capital, or the amount by which our current assets exceed our current liabilities, was $822 million as of September 30, 2005, as compared to our working capital deficit, or the amount by which our current liabilities exceed our current assets, of $68 million as of December 31, 2004. Our working capital has improved primarily as a result of $1.6 billion in cash provided by our operating activities. The cash provided by operating activities was offset in part by property, plant and equipment purchases of $1.1 billion. The increase in working capital was also positively impacted by the receipt of cash for the sale of our PCS licenses and substantially all of our related wireless network assets for $418 million in the first quarter of 2005.

We believe that our cash on hand together with our short-term investments and our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, settlements and/or tax payments, such as the potential CLAS obligation, as further discussed in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

To the extent that our EBITDA (as defined in our debt covenants) is reduced by cash judgments or settlements, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our line of credit and potential restrictions on incurring additional debt under certain provisions of our debt agreements. In addition, on October 21, 2005, Qwest Services Corporation (“QSC”) replaced its pre-existing three-year $750 million revolving credit facility with a new five-year $850 million revolving credit facility (the “2005 QSC Credit Facility”) with similar terms. The 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

The wireline services segment provides over 95% of our total operating revenue with the balance attributed to our wireless services and other services segments and the wireline services segment also provides all of the consolidated cash flows from operations. Cash flows used in operations of our wireless services segment are not expected to be significant in the near term. Cash flows used in operations of our other services segment are significant; however, we expect that the cash flows provided by the wireline services segment will be sufficient to fund these operations in the near term.

We expect that our 2005 capital expenditures will be slightly lower than our 2004 levels, with the majority being used in our wireline services segment.

During the nine months ended September 30, 2005, we have taken the following measures to improve our near-term financial position:

•	On May 11, 2005, we commenced registered exchange offers for QCII’s Floating Rate Senior Notes due 2009, 7 1/4% Senior Notes due 2011, and 7 1/2% Senior Notes due 2014 (the “2009, 2011 and 2014 QCII Notes”), and QSC’s 13.50% Senior Subordinated Secured Notes due 2010 and 14.00% Senior Subordinated Secured Notes due 2014 (the “2010 and 2012 QSC Notes”) pursuant to the registration rights agreements that we entered into in connection with the issuance of these outstanding notes. We completed the registered exchange offer for the 2009, 2011 and 2014 QCII Notes and for the 2010 and 2014 QSC Notes on June 16, 2005 and June 17, 2005, respectively.

•	On May 27, 2005, Qwest Corporation (“QC”) commenced registered exchange offers for its 7.875% Notes due 2011 (the “2011 QC Notes”) and its 8 7/8% Notes due 2012 (the “2012 QC Notes”) pursuant to the registration rights agreements that it entered into in connection with the issuance of these outstanding notes. QC completed the registered exchange offers for the 2011 QC Notes and 2012 QC Notes on July 5, 2005.

•	On June 7, 2005, we commenced cash tender offers for the purchase of up to $250 million aggregate principal amount of QC’s 6 5/8% Notes due 2005 (the “QC 6 5/8% Notes”), up to $150 million aggregate principal amount of QC’s 6 1/8% Notes due November 15, 2005 (the “QC 6 1/8% Notes”), and up to $504 million aggregate principal amount of QSC’s 13.00% Senior Subordinated Secured Notes due 2007 (the “QSC 13.00% Notes”). We received and accepted tenders of approximately $211 million face amount of QC 6 5/8% Notes for $216 million, including accrued interest of $4 million, approximately $129 million face amount of QC 6 1/8% Notes for $131 million, including accrued interest of $1 million, and approximately $452 million face amount of QSC 13.00% Notes for $501 million, including accrued interest of $1 million. On June 20 and June 23, 2005, QC pre-paid an aggregate of $750 million face amount of the $1.25 billion floating rate tranche of its senior term loan that matures in June 2007 for $775 million, including accrued interest of $2 million. These transactions resulted in a loss of $55 million.

•	On June 17, 2005, we issued a total of $1.75 billion aggregate principal amount of new debt consisting of $1.15 billion in notes issued by QC, including $750 million of Floating Rate Notes due 2013 with interest at LIBOR plus 3.25% (7.14% as of September 30, 2005), $400 million of 7.625% Notes due 2015, and $600 million of 7 1/2% Senior Notes due 2014—Series B, issued by QCII.

•	On June 23, 2005, QCII issued an additional $200 million aggregate principal amount of its 7 1/2% Senior Notes due 2014—Series B, bringing the total principal amount outstanding of such series to $800 million.

•	On July 15, 2005, we paid the remaining $179 million of Qwest Capital Funding, Inc.’s (“QCF”) 6 1/4% Notes due July 15, 2005 that matured on that date.

•	In August 2005, QCII filed a universal shelf registration statement with the Securities and Exchange Commission, or SEC. Under this registration statement, QCII may issue up to $2.5 billion of securities in one or more offerings. As of September 30, 2005, QCII had not issued any securities under this registration statement. QCII’s ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering.

•	On September 15, 2005, we paid the remaining $39 million of the QC 6 5/8% Notes that matured on that date.

•	During the nine months ended September 30, 2005, we exchanged approximately $167 million of existing QCF notes plus $2 million of accrued interest for approximately 38 million shares of our common stock with an aggregate value of $145 million at the time of issuance. The effective share price for the exchange transactions ranged from $4.03 per share to $4.98 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.53 per share to $4.09 per share. As a result, we recorded a gain of $23 million on debt extinguishments during the nine month period ended September 30, 2005. These gains are included in other expense (income) in our condensed consolidated statements of operations.

We continue to look for opportunities to improve our liquidity and our capital structure by reducing debt and interest expense and extending maturities. We expect that at any time we deem conditions favorable we will attempt to improve our capital structure by accessing the debt or other markets or through the use of our cash in order to improve our leverage and increase our financial flexibility in a manner designed to create positive economic value.

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

In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by operations is insufficient, if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements or tax payments as further discussed in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

The 2005 QSC Credit Facility makes available to us $850 million of additional credit subject to certain restrictions as described below, and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $87 million. At September 30, 2005, we had outstanding letters of credit of approximately $85 million.

Historical View

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2005	2004
	(Dollars in millions)
Cash Flows:
Provided by operating activities	$1,588	$1,609	$(21)	(1)%
Used for investing activities	(442)	(1,444)	1,002	69%
Provided by (used for) financing activities	14	(217)	231	nm

Net increase (decrease) in cash and cash equivalents	$1,160	$(52)	$1,212	nm

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Activities

During the nine months ended September 30, 2005 our primary source of funds was cash from operating activities, which decreased 1% as compared to the nine months ended September 30, 2004.

The following significant items netted to result in cash provided by operating activities remaining flat at approximately $1.6 billion:

•	Income related cash flows increased by $983 million primarily driven by reductions in costs as revenue remained flat.

•	Cash flow from changes in operating assets and liabilities decreased by $1,004 million driven by an increase of $251 million in collections of receivables in 2004, $550 million of accruals of non-cash items for tax and legal reserves in 2004 and greater utilization of approximately $120 million of prepaid and other assets in 2004.

Investing Activities

We used approximately $1 billion less cash for our investing activities during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. As compared to 2004, during 2005, our capital expenditures decreased $249 million, or 18%, due to decreased DSL deployment and lower local network infrastructure spending due, in part, to our re-use programs as well as from a one-time adjustment related to a $33 million sales and use tax refund received in the second quarter of 2005. We expect that our 2005 capital expenditures will be slightly lower than our 2004 levels. In addition, we received $418 million from the sale of our wireless assets, as well as $333 million more in net investment proceeds for the nine months ended September 30, 2005 as compared to net investment proceeds for the nine months ended September 30, 2004.

Financing Activities

Cash provided by financing activities increased $231 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to our 2005 borrowing and repayment activities. At September 30, 2005 we were in compliance with all provisions or covenants of our borrowings. See Note 8—Borrowings to our consolidated financial statements in Part 2, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004, or our 2004 Form 10-K, for a discussion of our exchange transactions and for additional information regarding the covenants of our existing debt instruments.

Credit ratings

The table below summarizes our long-term debt ratings at September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	B2	BB-	NA	B2	BB-	NA
Qwest Corporation	Ba3	BB-	BB	Ba3	BB-	BB
Qwest Services Corporation	Caa1	B	BB/B+	Caa1	B	B+
Qwest Communications Corporation	NR	NR	B-	NR	B	B
Qwest Capital Funding, Inc.	Caa2	B	B-	Caa2	B	B
Qwest Communications International Inc.*	B3/Caa1/Caa2	B	B+/B-	B3/Caa1/Caa2	B	B+/B

NA = Not applicable

NR = Not rated

*	= QCII notes have various ratings

In October 2005, S&P raised its rating on the long-term debt of Qwest Corporation to BB from BB- and Moody’s placed all of Qwest’s rating on review for possible upgrades.

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and/or impaired ability to borrow. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

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

Approximately $2 billion of floating-rate debt was exposed to changes in interest rates as of September 30, 2005 and December 31, 2004. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would increase annual pre-tax interest expense by $20 million in 2005. As of September 30, 2005 and December 31, 2004, we had approximately $511 million and $579 million, respectively, of long-term fixed rate debt obligations maturing in the following 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of September 30, 2005, we had $2.25 billion invested in money market instruments and $490 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical increase of 100 basis points in money market rates would increase annual interest income by $27 million. As of September 30, 2005 we also had short-term investments of $90 million; however, the income from these investments is not subject to interest rate volatility due to their fixed rate structure.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below under “Risk Factors.” These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Further, the information contained in this document is a statement of our intention as of the date of this filing and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

Due to these and other factors, we believe competitive telecommunications providers are no longer hindered by historical barriers to entry. As a result, we are seeking to distinguish ourselves from our competitors through a number of customer service initiatives. These initiatives include expanded product bundling, simplified billing, improved customer support and other ongoing measures. However, these initiatives are new and unproven. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as wireless services and the video services of a satellite provider. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report for more information regarding trends affecting our access lines.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the major lawsuits pending against us or the investigation currently being conducted by the U.S. Attorney’s Office could have a material adverse impact on our financial condition and operating results, on the trading price of our debt and equity securities and on our ability to access the capital markets.

The Department of Justice investigation and the securities actions described in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to us. In many of the securities actions, the plaintiffs seek tens of millions of dollars in damages or more, and in the putative class action lawsuit for which we have entered into a memorandum of understanding regarding settlement, lead counsel for the plaintiffs has indicated that plaintiffs will seek damages in the tens of billions of dollars. The outcomes in any cases which have been or may be brought by the U.S. Attorney’s Office or the SEC against former officers or employees may have a negative impact on the outcome of certain of these legal actions.

Further, the size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (our “2002 Form 10-K/A”), affect the risks presented by these investigations and actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. During 2003 and 2004, we recorded reserves in our financial statements totaling $750 million in connection with the investigations and securities actions. The $750 million reserve was reduced by $125 million in December 2004 as a result of a payment in that amount in connection with a settlement in October 2004 of the SEC’s investigation of us. The remaining reserve amount represents a final payment to be made in connection with the SEC settlement in the amount of $125 million, $400 million that we expect to pay to settle the consolidated securities action as described in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report (offset by a $10 million payment to us from Arthur Andersen LLP), and the minimum estimated amount of loss we believe is probable with respect to the other securities actions. However, the ultimate outcomes of these matters are still uncertain and there is a significant possibility that the amount of loss we ultimately incur could be substantially more than the reserve we have provided. If the recorded reserve that will remain after we have paid the amount owed under the SEC settlement and the settlement of the consolidated securities action is insufficient to cover these matters, we will need to record additional charges to our statement of operations in future periods.

An adverse outcome with respect to the U.S. Attorney’s Office investigation could have a material and significant adverse impact upon us. Additionally, other than the consolidated securities action which is the subject of a memorandum of understanding regarding settlement, we continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of the resolution of these remaining actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

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

As a result of our past accounting issues and the increased scrutiny of financial disclosures, investor confidence in us has suffered and could suffer further. As discussed earlier, the U.S. Attorney’s Office is currently conducting an investigation of, without limitation, transactions related to the various adjustments and restatements described in our 2002 Form 10-K/A, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us, and certain prior disclosures made by us. Although, as described above, we have entered into a settlement with the SEC concerning its investigation of us, in March 2005, the SEC filed suit against our former Chief Executive Officer, Joseph Nacchio, two of our former Chief Financial Officers, Robert Woodruff and Robin Szeliga, and other former officers and employees. In February 2005, a criminal indictment was returned against Marc Weisberg, a former Qwest executive, in federal district court in Colorado. The indictment alleges that Mr. Weisberg violated federal laws by seeking and obtaining investment opportunities for himself and others in vendors that did or sought to do business with Qwest. In June 2005, Ms. Szeliga reached an agreement in principle with the SEC staff to settle the actions against her alleging civil fraud and other claims and in July 2005, she pleaded guilty to a criminal charge of insider trading. Other former officers or employees have entered into settlements with the SEC involving civil fraud or other claims in which they neither admitted nor denied the allegations against them. Civil and criminal trials in the matters discussed in this paragraph could take place in the future. Evidence that is introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Recently a number of state legislatures and state PUCs have adopted reduced or modified forms of regulation. This is generally beneficial because it reduces regulatory costs and regulatory filing and reporting requirements. These changes also generally allow more flexibility for new product introduction and enhance our ability to respond to competition. At the same time, some of the changes, occurring at both the state and federal level, may have the potential effect of reducing some regulatory protections, including having commission-approved tariffs that include rates, terms and conditions. These changes may necessitate the need for customer-specific contracts to address matters previously covered in our tariffs. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

We are highly leveraged. As of September 30, 2005, our consolidated debt was approximately $17.2 billion. A considerable amount of our debt obligations comes due over the next few years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

In addition to our periodic need to obtain financing in order to meet our debt obligations as they come due, we may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if cash provided by operations does not improve, if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments and/or settlements as further discussed in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in “Liquidity and Capital Resources” above. We can give no assurance that such additional financing will be available on terms that are acceptable.

The 2005 QSC Credit Facility has a cross payment default provision, and the 2005 QSC Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

As of December 31, 2004, our aggregate future purchase commitments totaled approximately $2.75 billion. We entered into these commitments, which obligate us to purchase network services and capacity, hardware or advertising from other vendors, with the expectation that we would use these commitments in association with projected revenue. In certain cases, as a result of changes in strategy or other factors, we no longer generate the revenue we originally projected to be associated with these commitments. Because we are in a rapidly changing industry, we always face the risk of other contracts becoming similarly underutilized. If we are unable to restructure or renegotiate our underutilized contracts (both existing and future) in a profitable manner, we could suffer from substantial ongoing expenses without associated revenue to offset the expenses related to these arrangements. In addition, we may incur losses in connection with these restructurings and renegotiations.

Declines in the value of pension plan assets could require us to provide significant amounts of funding for our pension plan.

While we do not expect to be required to make material cash contributions to our defined benefit pension plan in the near term based upon current actuarial analyses and forecasts, a significant decline in the value of pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our benefit plans with cash from operations, perhaps by a material amount. As of December 31, 2004, our plan assets exceed our accumulated benefit obligation by $475 million. Recognition of an additional minimum liability caused by changes in plan assets or measurement of the accumulated benefit obligation could have a material impact on our consolidated balance sheet. As an example, if our accumulated benefit obligation exceeded plan assets in the future, the impact would be to eliminate our prepaid pension asset, which was $1.192 billion as of December 31, 2004, and record a pension liability for the amount that our accumulated benefit obligation exceeds plan assets with a corresponding charge to other comprehensive loss in stockholder’s deficit. Alternatively, we could make a voluntary contribution to the plan so that the plan assets exceed the accumulated benefit obligation.

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

Should we make an error in judgment when identifying an acquisition candidate, or should we fail to successfully integrate acquired operations, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including:

•	incurrence of substantial transaction costs;

•	diversion of management’s attention from operating our existing business;

•	charges to earnings in the event of any write-down or write-off of goodwill recorded in connection with acquisitions;

•	depletion of our cash resources or incurrence of additional indebtedness to fund acquisitions;

•	an adverse impact on our tax position; and

•	assumption of liabilities of an acquired business (including unforeseen liabilities).

We can give no assurance that we will be able to successfully complete and integrate strategic acquisitions.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2004 Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 10—Commitments and Contingencies—Other Matters to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, Qwest received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Additionally, the IRS indicated in January 2005 that it is reviewing Qwest’s tax treatment of the sale of its DEX directory publishing business in the 2002-2003 audit cycle.

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

While we believe our tax reserves adequately provide for the associated tax contingencies, Qwest’s tax audits and examinations may result in tax liabilities that differ materially from those we have recorded in our consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results, including potentially offsetting a significant portion of our existing net operating losses.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. In August 2005, we reached agreements with the CWA and the IBEW on new three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008. The impact of future negotiations, including changes in wages and benefit levels, including, but not limited to, the cost of providing active and post-retirement healthcare, could have a material impact on our financial results.

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

In recent years, the capital markets have experienced extreme price and volume fluctuations. The overall market and the trading price of our securities may fluctuate greatly. The trading price of our securities may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	broader market fluctuations; and

•	general economic or political conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is hereby incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2005, we issued approximately 22 million shares of our common stock that were not registered under the Securities Act of 1933, as amended, in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for approximately $97 million in face amount of debt issued by Qwest Capital Funding, Inc., a wholly owned subsidiary of Qwest, and guaranteed by Qwest, and $1 million of accrued interest. The effective share price for the exchange transactions ranged from $4.03 per share to $4.86 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our common stock at the time the exchange transactions were consummated ranged from $3.66 per share to $4.09 per share. No underwriters or underwriting discounts or commissions were involved.

ITEM 5. OTHER INFORMATION

On October 31, 2005, Qwest and the putative class representatives in In re Qwest Communications International Inc. Securities Litigation entered into a memorandum of understanding to settle that case, as described more fully under the heading “Settlement of consolidated securities action” in Note 10—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. Such information is hereby incorporated by reference.

ITEM 6. EXHIBITS

Exhibits filed for Qwest through the filing of this Form 10-Q:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999 between U S WEST, Inc. and Qwest (incorporated by reference to Qwest’s Form S-4/A filed on August 13, 1999, File No. 333-81149).

(3.1)	Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest, adopted as of July 1, 2002 and amended as of May 25, 2004 (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

Exhibit Number	Description

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest’s 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to exhibit 4.1 of Qwest’s Form S-4 as declared effective on January 5, 1998, File No. 333-42847).

(4.4)	Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest’s 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).

(4.5)	Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).

(4.6)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.7)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.8)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

(4.9)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.10)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.11)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest, and Bank One Trust Company, as trustee (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.12)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).

Exhibit Number	Description

(4.13)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of October 15, 1997, with Bankers Trust Company (including form of Qwest’s 9.47% Senior Discount Notes due 2007 and 9.47% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).

(4.14)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of August 28, 1997, with Bankers Trust Company (including form of Qwest’s 10 7/8% Series B Senior Discount Notes due 2007 as an exhibit thereto) (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).

(4.15)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.16)	Indenture, dated as of December 26, 2002, between Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.17)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.18)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.20)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.21)	Indenture, dated as of February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Registration Statement on Form S-4, File No. 333-115119).

(4.23)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

Exhibit Number	Description

(4.24)	First Supplemental Indenture, dated June 17, 2005, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.25)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.26)	Second Supplemental Indenture, dated June 23, 2005, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended, including forms of option and restricted agreements (incorporated by reference to Qwest’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.2)	Employee Stock Purchase Plan (incorporated by reference to Qwest’s 2003 Proxy Statement for the Annual Meeting of Stockholders).*

(10.3) **	Nonqualified Employee Stock Purchase Plan.*

(10.4)	Deferred Compensation Plan (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*

(10.5)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.6)	Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).*

(10.7)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest’s Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.8)	2005 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest’s Current Report on Form 8-K, filed February 18, 2005, File No. 001-15577).*

(10.9)	Summary Sheet Describing the Compensation Package for Qwest’s Non-employee Directors (incorporated by reference to Qwest’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.10)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.11)	Common Stock Purchase Agreement, dated as of April 19, 1999, with BellSouth Enterprises, Inc. (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Securities Purchase Agreement, dated January 16, 2001, with BellSouth Corporation (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).

(10.13)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.14)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

Exhibit Number	Description

(10.15)	Purchase Agreement, dated August 16, 2000, among Qwest, Qwest Capital Funding, Inc., Salomon Smith Barney Inc. and Lehman Brothers Inc., as representatives of the several initial purchasers listed therein (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-15577).

(10.16)	Purchase Agreement, dated February 7, 2001, among Qwest, Qwest Capital Funding, Inc., Banc of America Securities LLC and Chase Securities Inc. as representatives of the several initial purchasers listed therein (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-15577).

(10.17)	Purchase Agreement, dated July 25, 2001, among Qwest, Qwest Capital Funding, Inc., Lehman Brothers Inc. and Merrill Lynch & Co., Inc., as representatives of the several initial purchasers listed therein (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 001-15577).

(10.18)	Registration Rights Agreement, dated February 5, 2004, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-15577).

(10.19)	Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.20)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).

(10.21)	Registration Rights Agreement, dated June 17, 2005, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.22)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.23)	Registration Rights Agreement, dated June 23, 2005, among Qwest, Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.24)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.25)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.26)	Aircraft Time Sharing Agreement, dated November 2, 2004, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.27)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

Exhibit Number	Description

(10.28)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.29)	Aircraft Time Sharing Agreement, dated March 19, 2004, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.30)**	Retention Agreement, dated May 8, 2002, by and between Qwest and Richard N. Baer.*

(10.31)**	Severance Agreement, dated July 21, 2003, by and between Qwest and Richard N. Baer.*

10.32	Severance Agreement, dated April 4, 2005, by and between Qwest and Thomas E. Richards.*

(10.33)**	Letter Agreement, dated August 20, 2003, by and between Qwest and Paula Kruger.*

(10.34)**	Severance Agreement, dated September 8, 2003, by and between Qwest and Paula Kruger.*

(10.35)	Letter Agreement, dated August 19, 2004, by and between Qwest and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.36)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.37)	Aircraft Time Sharing Agreement, dated March 19, 2004, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.38)	Letter Agreement, dated March 27, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest’s Registration Statement on Form S-4, File No. 333-115115).*

(10.39)	Severance Agreement, dated as of July 28, 2003, by and between Qwest and John W. Richardson (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-15577).*

(10.40)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest’s Current Report on Form 8-K filed on March 14, 2005, File No. 1-15577).†

10.41	Memorandum of Understanding, dated as of October 31, 2005, between Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation and Qwest.

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

99.3	Credit Agreement, dated as of October 21, 2005, among Qwest Services Corporation, Qwest, the Lenders party thereto from time to time, and Wachovia Bank, National Association, as Administrative Agent and Issuing Lender.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
**	Incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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

November 1, 2005