Form 10-K
period 2005-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2006-02-16
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File No. 001-15577

QWEST COMMUNICATIONS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1339282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 California Street, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 992-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.01 per share, par value)	New York Stock Exchange
7 1/2% Senior Notes due 2014—Series B (and the guarantees thereof by Qwest Services Corporation and Qwest Capital Funding, Inc.)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 1, 2006, 1,868,988,842 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates as of June 30, 2005 was approximately $4.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Qwest’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

•	Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our mass markets, wholesale and business access lines, including those used by us and our affiliates.

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice services in our local service area.

•	Customer Premises Equipment (CPE). Telecommunications equipment sold to a customer, which may be sold in connection with our providing telecommunications services to that customer.

•	Frame Relay. A high speed data switching technology primarily used to interconnect multiple local networks.

•	Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as our subsidiary, Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

•	Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

•	Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end-users by handling calls that extend beyond a customer’s local exchange service area.

•	InterLATA long-distance services. Telecommunications services, including “800” services, that cross LATA boundaries.

•	Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

•	Internet Protocol (IP). Those protocols that facilitate transferring information in packets of data and that enable each packet in a transmission to “tell” the data switches it encounters where it is headed and enables the computers on each end to confirm that message has been accurately transmitted and received.

•	Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

•	IntraLATA long-distance services. These services include calls that terminate outside a caller’s local calling area but within their LATA, including wide area telecommunications service or “800” services for customers with geographically highly concentrated demand.

•	Local Access Transport Area (LATA). A geographical area associated with the provision of telecommunications services by local exchange and long distance carriers. There are 163 LATAs in the United States, of which 27 are in our 14 state local service area.

•	Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

•	Private Lines. Direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

•	Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone equipped with dial tone.

•	Unbundled Network Elements (UNEs) Platform (UNE-P). Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

•	Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

•	Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice capability originating in the Internet protocol over a broadband connection.

•	Web Hosting. The providing of space, power and bandwidth in data centers for hosting of customers’ Internet equipment as well as related services.

•	Wide Area Network (WAN). A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries. References in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

PART I

ITEM 1. BUSINESS

We provide local telecommunications and related services, long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We also provide reliable, scalable and secure broadband data and voice (including long-distance) communications services outside our local service area as well as globally.

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

For a discussion of certain risks applicable to our business, financial condition and results of operations, including risks associated with our outstanding legal matters, see “Risk Factors” in Item 1A of this report.

Financial Condition

The below table provides a summary of some of our key financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Operating Results:
Operating revenue	$13,903	$13,809	$14,288
Operating expenses	13,048	14,097	14,542
Loss from continuing operations	(757)	(1,794)	(1,313)
Net (loss) income	(779)	(1,794)	1,512

	As of December 31,
	2005	2004
Balance Sheet Data:
Total debt	$15,480	$17,286
Working capital deficit*	(1,071)	(68)
Accumulated deficit	(46,500)	(45,721)

*	Working capital deficit is the amount by which our current liabilities exceed our current assets.

Operations

We currently operate in three segments: (1) wireline services; (2) wireless services; and (3) other services. We also maintained, until September 2003, a fourth segment consisting of our directory publishing business. The sale of our directory publishing business was completed in September 2003, as discussed above. As a result, for purposes of calculating the percentages of revenue of our segments provided below, we have excluded the impact of revenue from our directory publishing business, which is accounted for as discontinued operations in our consolidated statement of operations for the year ended December 31, 2003. For additional financial information about our segments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Note 15—Segment Information to our consolidated financial statements in Item 8 of this report.

Our revenue by segment, including a breakdown of our revenue by major product category, is as follows:

	Years Ended December 31,			Percentage of Revenue
	2005	2004	2003	2005	2004	2003
	(Dollars in millions)
Wireline services
Voice services	$9,239	$9,423	$9,882	66.5%	68.2%	69.2%
Data and Internet services	4,096	3,832	3,765	29.4%	27.8%	26.3%

Total wireline services revenue	13,335	13,255	13,647	95.9%	96.0%	95.5%
Wireless services	527	514	598	3.8%	3.7%	4.2%
Other services	41	40	43	0.3%	0.3%	0.3%

Total operating revenue	$13,903	$13,809	$14,288	100%	100%	100%

We market and sell our products and services to mass markets and business customers. In general, our mass markets customers include consumers and small businesses, and our business customers include local, national and global businesses, governmental entities, and public and private educational institutions. We distribute our products and services to these customers through a variety of channels, including direct sales, telemarketing and arrangements with third-party agents. We also provide our products and services to other telecommunications providers who purchase our products and services on a wholesale basis. We distribute our wholesale products and services through direct sales.

Wireline Products and Services

We offer wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our telecommunications network, a portion of which is located within our local service area (referred to as our in-region network) and a portion of which is located outside of our local service area (referred to as our out-of-region network). Our in-region network consists of all equipment (i.e., voice and data switches) required to process telecommunications within our local service area and forms a portion of the Public Switched Telephone Network. Our in-region network is made up of both copper cables and fiber optic broadband cables and serves approximately 14.7 million access lines in 14 states.

Our out-of-region network consists primarily of data switches and fiber optic broadband cables, extending approximately 138,000 miles to major cities, and enables long-distance voice services and data and Internet services. We rely on our out-of-region network, metropolitan area network fiber rings and in-building rights-of-way to expand service to existing customers and provide service to new customers who have locations on or near a fiber ring or in a building where we have a right-of-way or a physical presence. Our fiber rings allow us to provide customers purchasing our broadband data services with end-to-end connectivity to large and multi-location enterprises and other telecommunications carriers in key United States metropolitan markets. End-to-end connectivity provides customers with the ability to transmit and receive information at high speed through the entire connection path.

The following reflects the key categories of our wireline products and services.

Voice Services

Local voice services—mass markets, business and wholesale. Through our in-region network, we originate, transport and terminate local voice services within local exchange service territories as defined by state regulators. Through this network, we provide:

•	basic local exchange services provided through access lines connected to our portion of the Public Switched Telephone Network;

•	switching services for customers’ communications through facilities that we own;

•	various custom calling features such as Caller ID, Call Waiting, Call Return and 3-Way Calling;

•	enhanced voice services, such as voice mail;

•	payphone and operator services, including directory assistance;

•	voice customer premises equipment; and

•	collocation services, or the hosting of another provider’s telecommunications equipment in our facilities.

On a wholesale basis we provide network transport, billing services and access to our in-region network to other telecommunication providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our in-region network. We also sell UNEs, which allow our local wholesale customers to use our network or a combination of our network and their own networks to provide local voice and data services to their customers.

Long-distance voice services—mass markets and business. We provide three types of long-distance communications services to our mass markets and business customers:

•	IntraLATA long-distance services to our customers nationwide including within our local service area;

•	InterLATA long-distance services nationwide; and

•	International long-distance services for voice calls that terminate or originate with our customers in the United States.

Long-distance voice services—wholesale. We also provide the same three types of long-distance services listed above to our wholesale customers. These customers are other carriers and resellers who buy services from us in large quantities and provide these services to their customers.

Access services—wholesale. We also provide services to other data and telecommunications providers to connect their customers to their networks so that they can provide long-distance, transport, data, wireless and Internet services.

Data and Internet Services—Mass Markets, Business and Wholesale

We offer a broad range of products and professional services to enable our customers to transport voice, data and video telecommunications at speeds up to 12 gigabits per second. Our customers use these products and services in a variety of ways. Our business customers make internal and external data transmissions, such as transferring files from one location to another. Our mass markets customers access email and the Internet using a variety of connection speeds and pricing packages. Our wholesale customers use our facilities for collocation and use our private line services to connect their customers and their networks to our network.

We provide our data and Internet services in our local service area, nationally and internationally. Some of our data and Internet services are described below.

•	High-speed Internet, which permits existing mass markets and business customer telephone lines to operate at higher speeds necessary for video and high-speed data communications to the Internet or private networks. Substantially all of our high-speed Internet customers are located within our local service area.

•	Private lines, which are direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites. Private lines offer a secure solution for frequent communication of large amounts of data between sites.

•	ISDN, which uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

•	Internet dial access, which provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

•	Web hosting, which provides data center services. In its most basic form, web hosting includes providing space, power and bandwidth. We also offer a variety of server and application management and professional web design services. We currently operate ten web hosting centers, or CyberCentersSM.

•	Professional services, which include network management, the sale, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for our governmental and other business customers.

•	Data-CPE, which includes modems and routers, carrier-class WAN switches and IP telephony equipment.

•	ISP, which provides Internet and World Wide Web access to customers.

•	Video, which provides video programming services.

•	WAN, which provides high-performance, site-to-site, remote access and intranet/extranet services. Our WAN portfolio includes the following products:

•	Frame relay, which is a high speed data switching technology that allows data to travel in individual packets of variable length. The key advantage to this approach is that a frame relay network can accommodate data packets of various sizes associated with virtually any data protocol.

•	ATM, which is a broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information over our highly reliable, scalable and secure fiber optic broadband network.

•	iQ Networking, which is a secure, managed, fully interoperable and scalable suite of global wide area networking services.

•	VPN, which allows businesses with multiple locations to create a private network accessible only by their various offices. VPN provides businesses with a cost-effective alternative to meet their communications needs.

Also included in our data and Internet services are our VoIP services, which we began offering over the past two years to business and mass market customers. However, our VoIP offerings remain new, and, although we consider them to be strategic products with significant growth potential, we do not expect to recognize a significant amount of revenue from them in 2006.

Wireless Products and Services

In August 2003, we entered into a services agreement with a third-party provider that allows us to resell wireless services, including access to its nationwide PCS wireless network, to mass markets and business customers, primarily within our local service area. We began offering these services under our brand name in March 2004 and provide the services through the third-party provider’s network. Prior to that date, we offered wireless services over our own network. We market our wireless products and services through our website, partnership relationships, retail stores/kiosks and our sales/call centers. We offer mass markets and business customers a broad range of wireless plans, as well as a variety of custom and enhanced features, such as Call Waiting, Caller ID, 3-Way Calling, Voice Messaging, Enhanced Voice Calling and Two-Way Text Messaging. We also offer an integrated service, which enables customers to use the same telephone number and voice mailbox for their wireless phone as for their home or business phone.

Other Services

We provide other services that primarily involve the sublease of some of our unused real estate, such as space in our office buildings, warehouses and other properties. The majority of these properties are located in our local service area.

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

Competition

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. Regulatory developments and technological advances over the past few years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do.

Our on-going response to industry competition includes initiatives to retain and win-back customers by rolling out new or expanded services such as wireless, in-region long-distance, high-speed Internet, video and VoIP, bundling of expanded feature-rich products and improving the quality of our customer service. We increased our marketing and advertising spending levels in 2005 and have seen increased sales of our bundle and package offerings. The success of these offerings has resulted in increased long-distance and high-speed Internet access revenue (as customers add more products), which partially offsets lower revenue due to access line losses. While bundle discounts result in lower average revenue for our products, we believe they improve customer retention.

Wireline Services

Local Voice Services

Although our status as an incumbent local exchange carrier helps make us the leader in providing voice services in our local service area, competition in this market is continually increasing. We continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies. Substitution of wireless, cable and Internet-based services for traditional wireline services also continues to increase. As a result, we face greater competition from wireless providers (including ourselves) and broadband service providers, such as cable and Internet companies including VoIP providers.

Competition is based primarily on pricing, packaging of services and features, quality of service and on meeting customer care needs such as simplified billing and timely response to service calls. We believe customers are increasingly looking to receive all of their telephone, television and Internet services from one provider, and as such we and our competitors continue to develop and deploy more innovative product bundling and combined billing options in an effort to retain and gain customers.

Many of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, traditional telecommunication providers are able to interconnect their networks with ours, resell our local services or lease separate parts of our network (UNEs) in order to provide competitive local voice services. We generally have been required to provide these functions and services at wholesale rates, which allows our competitors to sell their services at lower prices. However, these rules have been and continue to be under review by state and federal regulators. In connection with rule changes, we have entered into agreements with many of our UNE purchasers, which agreements generally provide for wholesale prices above previously imposed UNE rates. Despite these developments, the ongoing obligation to provide UNEs continues to reduce our overall revenue and margin. For a detailed discussion of regulations affecting our business, see “Regulation” below. In addition, wireless and broadband service providers generally are subject to less or no regulation, which allows them to operate with lower costs than we are able to operate.

Long-Distance Voice Services

In providing long-distance services, we compete primarily with national telecommunications providers, such as AT&T Inc. (formerly SBC Communications Inc. and AT&T Corp.), Sprint Nextel Corporation and Verizon Communications Inc. (formerly Verizon and MCI, Inc.), and increasingly with wireless providers and broadband service providers, such as cable and Internet companies, including VoIP providers.

Competition in the long-distance market is based primarily on price, customer service, quality and reliability. In addition, competition for business customers is also based on the ability to provide nationwide services, and competition for wholesale customers is also based on available capacity. The national telecommunications providers and wireless and broadband service providers with which we compete often have significant name recognition in the national long-distance markets and as such have been able to retain and/or gain market share. These competitors also have substantial financial and technological resources that allow them to compete more effectively against us. As these competitors have consolidated to form larger companies, their name recognition and financial and technological resources have increased as well.

Data and Internet Services

In providing data and Internet services to our mass markets customers, we compete primarily with broadband service providers, including cable providers and national telecommunications providers. In providing data and Internet services to our business customers, we compete primarily with national telecommunications providers and smaller regional providers. We also compete with large integrators which are increasingly providing customers with WAN services, which take inter-site traffic off of our network.

Competition is based on network reach, as well as quality, reliability, customer service and price. Many of our competitors in this market are not subject to the same regulatory requirements as we are and therefore are able to avoid significant regulatory costs and obligations, such as the obligations to make UNEs available to competitors and to provide competitive access.

Wireless Services

The market for wireless services is highly competitive. We compete with national carriers, such as Verizon, Cingular Wireless LLC and Sprint Nextel, as well as regional carriers. We expect competition in this market to continue to increase as additional spectrum is made available within our local service area. This may attract new competitors to the market and may allow current competitors the opportunity to increase their coverage areas and service quality. In 2004 we began offering our wireless services on a resale basis through a service agreement with a third-party provider. Our future competitive position will depend on our ability to retain and gain subscribers through the bundling of these wireless services with our other products and services.

Competition is based on price, coverage area, services, features, handsets, technical quality and customer service.

Regulation

As a general matter, we are subject to significant state and federal regulation, including requirements and restrictions arising under the Communications Act of 1934, as amended, or the Communications Act, as modified in part by the Telecommunications Act of 1996, or the Telecommunications Act, state utility laws, and the rules and policies of the Federal Communications Commission, or FCC, state regulators and other governmental entities. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing some FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required.

This structure of public utility regulation generally prescribes the rates, terms and conditions of our regulated wholesale and retail products and services (including those sold or leased to CLECs). While there is some commonality among the regulatory frameworks from jurisdiction to jurisdiction, each state has its own unique set of constitutional provisions, statutes, regulations, stipulations and practices that impose restrictions or limitations on the regulated entities’ activities. For example, in varying degrees, jurisdictions may provide limited restrictions on the manner in which a regulated entity can interact with affiliates, transfer assets, issue debt and engage in other business activities.

Interconnection

The FCC is continuing to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with and make UNEs available to other telecommunications providers. These decisions establish our obligations in our local service area and affect our ability to compete outside of our local service area. On February 5, 2005, the FCC issued new unbundling rules to replace the unbundling rules that earlier were vacated by the D.C. Circuit Court of Appeals. The new rules, among other things: (i) require ILECs to provide unbundled access to certain medium to high capacity transport services in the vast majority of their wire centers; and (ii) allow CLECs to convert certain medium to high capacity transport services to UNEs or combinations of UNEs, as long as the CLECs meet applicable qualification requirements. These rules require somewhat less unbundling than the unbundling rules they replaced. QCII and other regional bell operating companies filed a petition for review of this order with the D.C. Circuit Court of Appeals, asserting that the FCC’s new unbundling rules are overly broad. Petitions for review filed by other parties claim that the FCC should have adopted more extensive unbundling requirements. Briefing of the appeals has been completed, and oral argument is scheduled for March 21, 2006. A decision is expected mid-year 2006. Similarly, the FCC provided us additional limited unbundling relief in our Omaha, Nebraska service area in response to a petition for forbearance we filed.

On October 4, 2005, Qwest filed a petition asking the FCC to forbear from enforcing the ILECs’ obligation to convert medium to high capacity transport services to UNEs when the conversion request is made by the companies resulting from the recent mergers of AT&T with SBC and MCI with Verizon. The FCC is currently seeking comment on Qwest’s petition. A grant of Qwest’s petition would ensure that a large portion of Qwest’s medium to high capacity transport services will not be converted to UNEs, which provide approximately half the revenue as medium to high capacity transport services. A decision from the FCC is expected in late 2006 or early 2007.

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

Intercarrier Compensation and Access Pricing

The FCC has initiated over the past five years a number of proceedings that do, and will, affect the rates and charges for access services that we sell to or purchase from other carriers. In 2005, the FCC released a further notice of proposed rulemaking in the pending intercarrier compensation docket, and parties filed comments addressing issues raised in the FCC notice and various industry group proposals for revising the intercarrier compensation regime. The rules emanating from this rulemaking could result in fundamental changes in the charges we collect from other carriers and our end-users. This proceeding has not yet been completed, and, because of its complexity and economic significance, may not be completed for some time. This complexity is due in part to the advent of new types of traffic (such as VoIP) for which accurate billing is difficult to assure or verify (sometimes referred to as “phantom traffic”). The FCC may address discrete intercarrier compensation issues, such as compensation for phantom traffic, prior to completing comprehensive reform. Also, there has been a national trend toward reducing the amounts charged for use of our networks to terminate all types of calls, with a corresponding shift of costs to end users. From time to time, the state regulators that regulate intrastate access charges conduct proceedings that may affect the rates and charges for access services.

On October 18, 2004, in a related docket the FCC released an Order deciding to forbear from applying certain ISP reciprocal compensation interim rules adopted in an April 27, 2001 Order. Those particular interim rules related to the cap on the number of minutes of use and the requirement that carriers exchange ISP-bound traffic on a bill-and-keep basis if those carriers were not exchanging traffic pursuant to interconnection agreements prior to adoption of the April 27, 2001 Order. This order is currently pending appeal before the D.C. Circuit Court of Appeals. The effect of this Order, and resolution of the pending appeals, may be to increase significantly our payments of reciprocal compensation. In some instances, existing state rules regarding reciprocal compensation and applicable interconnection agreements limit the effect of this Order.

On January 31, 2005, the FCC initiated a proceeding to examine whether ILEC special access rates should be reduced and pricing flexibility for those services should be curtailed. Reply comments in this proceeding were filed on July 29, 2005. This proceeding is pending before the FCC.

Voice Over Internet Protocol and Broadband Internet Access Services

On September 22, 2003, Vonage Holdings Corporation filed a petition for declaratory ruling requesting that the FCC preempt an order of the Minnesota Public Utilities Commission imposing regulations applicable to providers of telephone service on Vonage’s DigitalVoice, an IP based voice service sold to retail customers. On November 12, 2004, the FCC released its unanimous decision finding that preemption of state telecommunication service regulation was consistent with federal law and policies intended to promote the continued development of the Internet, broadband and interactive services. The FCC further concluded that divergent state rules, regulations and licensing requirements could impede the rollout of such services that benefit consumers by providing them with more choice, competition and innovation. An appeal of the FCC’s order is currently pending before the Eighth Circuit Court of Appeals.

On March 10, 2004, the FCC issued its notice of proposed rulemaking instituting a formal rulemaking proceeding, or the IP-Enabled Services Proceeding, addressing many issues related to VoIP and other Internet services. This rulemaking raises issues that overlap, to a degree, with the rulemakings concerning ILEC Broadband Telecommunications Services and Intercarrier Compensation. There are a number of issues that have been presented to the FCC that concern VoIP and that could affect intercarrier compensation requirements and other federal or state requirements, such as those that impose a fee to support “universal service” and programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The FCC has also stated that the question of whether such IP based services should be classified as an unregulated “information service” under the Communications Act or as telecommunications services will be addressed in this proceeding. The FCC will also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation, whether they must contribute to the universal service fund, and other issues involving IP-enabled services, including access by disabled persons, applicability of law enforcement statutes and the provision of emergency (911) services. This docket remains pending. In a separate, but related, rulemaking the FCC has issued rules requiring all VoIP providers to offer 911 service in conjunction with their VoIP services. We are following these developments closely, as our network is capable of VoIP transport and other combinations of voice and data in an IP-addressed packet format. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified, and such growth in VoIP could contribute to further declines in our sales of traditional local exchange access lines or local exchange services.

On September 23, 2005, the FCC issued an order reclassifying certain ILEC wireline broadband Internet access offerings as information services no longer subject to tariffing obligations. We have notified the FCC that we are eliminating these offerings from our federal tariffs, which will allow us to tailor our wireline broadband Internet access offerings to specific customer needs. A petition for review of the FCC’s order is currently pending before the Third Circuit Court of Appeals.

Universal Service

The FCC maintains a number of “universal service” programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries, and rural health care providers. These programs, which currently total over $6 billion annually, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end users. Currently, universal service contributions are assessed at a rate of approximately 10 percent of interstate and international end user telecommunications revenues. The FCC is actively considering a new contribution methodology based on telephone numbers, which could significantly increase our universal service contributions, and potentially affect the demand for certain telecommunications services. If a telephone number contribution methodology is adopted it will likely apply to all wireline, wireless and VoIP service providers.

Qwest is also currently the recipient of over $80 million annually in federal universal service subsidies (excluding amounts received through the schools, libraries, and rural health care programs). The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

Employees

As of December 31, 2005, we employed approximately 39,000 people.

Approximately 23,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. In August 2005, we reached agreements with the CWA and the IBEW on new three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008.

Financial Information about Geographic Areas

We provide a variety of telecommunications services on a domestic and international basis to business, government, mass markets and wholesale customers; however, our internationally-based customers do not result in a material amount of revenue to us.

Website Access

Our website address is www.qwest.com. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, www.qwest.com/about/investor/, under the heading “SEC Filings.” These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

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

Special Note Regarding Forward-Looking Statements

This Form 10-K contains or incorporates by reference forward-looking statements about our financial condition, results of operations and business. These statements include, among others:

•	statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue, decreased expenses and avoided expenses and expenditures; and

•	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the SEC. You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or documents incorporated by reference in this document.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 1A. RISK FACTORS

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which could adversely affect our operating results and financial performance.

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network (UNEs), and resellers. As a reseller of wireless services, we face risks that facility based wireless providers do not have. In addition, regulatory developments over the past few years have generally increased competitive pressures on our business. Due to these and other factors, we continue to lose access lines and are experiencing pressure on profit margins.

We seek to distinguish ourselves from our competitors by providing new or expanded services such as in-region long-distance, high-speed Internet, wireless, video and VoIP, bundling of expanded feature-rich products and improving the quality of our customer service. However, we may not be successful in these efforts. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as wireless services and satellite video services. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. If these initiatives are unsuccessful or insufficient and our revenue declines significantly without corresponding cost reductions, this will cause a significant deterioration to our results of operations and financial condition and adversely affect our ability to service debt and pay other obligations.

Consolidation among participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial performance.

The telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated with other telecommunications providers. This trend may result in competitors that are larger and better financed and may afford our competitors increased resources and greater geographical reach, thereby enabling such competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this trend and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services, such as broadband data, wireless, video and VoIP services. The development and deployment of new products and services could require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if such products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

Third parties may claim we infringe upon their intellectual property rights, and defending against these claims could adversely affect our profit margins and our ability to conduct business.

From time to time, we receive notices from third parties claiming we have or are infringing upon their intellectual property rights. We may receive similar notices in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into royalty or licensing agreements on less favorable terms than we could otherwise obtain or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the investigation currently being conducted by the DOJ or the material litigation pending against us, including the securities actions, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt and equity securities and on our ability to access the capital markets.

The DOJ investigation and the remaining securities actions described in “Legal Proceedings” in Item 3 of this report present material and significant risks to us. In the aggregate, the plaintiffs in the remaining securities actions seek billions of dollars in damages, and the outcome of one or more of these actions or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by these actions and the DOJ investigation, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. We have recorded reserves in our financial statements representing the minimum estimated amount of loss we believe is probable with respect to the securities actions. However, the ultimate outcomes of these matters are still uncertain and the amount of loss we ultimately incur could be substantially more than the reserves we have provided. If the recorded reserves are insufficient, we will need to record additional charges to our consolidated statement of operations in future periods. In addition, any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these matters could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

Further, there exist other material proceedings pending against us as described in “Legal Proceedings” in Item 3 of this report, which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Current or future civil or criminal actions against our former officers and employees could reduce investor confidence and cause the trading price for our securities to decline.

As a result of our past accounting issues, investor confidence in us has suffered and could suffer further. Although we have consummated a settlement with the SEC concerning its investigation of us, in March 2005, the SEC filed suit against our former chief executive officer, Joseph Nacchio, two of our former chief financial officers, Robert Woodruff and Robin Szeliga, and other former officers and employees. In December 2005, a criminal indictment was filed against Mr. Nacchio charging him with 42 counts of insider trading. In July 2005, Ms. Szeliga pleaded guilty to a criminal charge of insider trading. In December 2005, Marc Weisberg, a former Qwest executive, pleaded guilty to a criminal charge of wire fraud. Other former officers or employees have entered into settlements with the SEC involving civil fraud or other claims in which they neither admitted nor denied the allegations against them.

A trial could take place in the pending SEC lawsuit against Mr. Nacchio and others and in connection with the criminal charges against Mr. Nacchio. Evidence introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny could adversely affect investor confidence and cause the trading price for our securities to decline.

We operate in a highly regulated industry, and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

Our operations are subject to significant federal regulation, including the Communications Act and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by PUCs and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints. See “Business—Regulation” in Item 1 of this report for further information about regulations affecting our business.

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Recently a number of state legislatures and state PUCs adopted reduced or modified forms of regulation for retail services. This is generally beneficial to us because it reduces regulatory costs and regulatory filing and reporting requirements. These changes also generally allow more flexibility for new product introduction and enhance our ability to respond to competition. At the same time, some of the changes, occurring at both the state and federal level, may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. These changes may necessitate the need for customer-specific contracts to address matters previously covered in our tariffs. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state PUC pricing regulation, which could expose us to unanticipated price declines. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

Risks Affecting Our Liquidity

Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

We are highly leveraged. As of December 31, 2005, our total debt was approximately $15.5 billion. Approximately $2.1 billion of our debt obligations comes due over the next three years. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report. We can give no assurance that such additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

In October 2005, our wholly owned subsidiary, Qwest Services Corporation, replaced its preexisting three-year $750 million revolving credit facility with a new five-year $850 million revolving credit facility (referred to as the 2005 QSC Credit Facility). The facility is currently undrawn. The 2005 QSC Credit Facility has a cross payment default provision, and the 2005 QSC Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report.

Our high debt levels could adversely impact our credit ratings. Additionally, the degree to which we are leveraged may have other important limiting consequences, including the following:

•	placing us at a competitive disadvantage as compared with our less leveraged competitors;

•	making us more vulnerable to downturns in general economic conditions or in any of our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	impairing our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes.

We may be unable to significantly reduce the substantial capital requirements or operating expenses necessary to continue to operate our business, which may in turn affect our operating results.

The industry in which we operate is capital intensive, and as such we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our capital expenditures and operating expenses over the past year, we may be unable to further significantly reduce these costs, even if revenue is decreasing. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

Declines in the value of qualified pension plan assets, or unfavorable changes in laws or regulations that govern pension plan funding, could require us to provide significant amounts of funding for our qualified pension plan.

While we do not expect to be required to make material cash contributions to our qualified defined benefit pension plan in the near term based upon current actuarial analyses and forecasts, a significant decline in the value of qualified pension plan assets in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding. As a result, we may be required to fund our qualified defined benefit pension plan with cash from operations, perhaps by a material amount. Also, recognition of an additional minimum liability caused by changes in pension plan assets or measurement of the accumulated benefit obligation could have a material impact on our consolidated balance sheet. As an example, if our accumulated benefit obligation exceeds pension plan assets in the future, the impact would be to eliminate our prepaid pension asset, which was $1.165 billion as of December 31, 2005, and record a pension liability for the amount that our accumulated benefit obligation exceeds pension plan assets with a corresponding charge to other comprehensive loss, thereby increasing stockholders’ deficit. Alternatively, we could make a voluntary contribution to the plan so that the qualified pension plan assets exceed the accumulated benefit obligation. As of December 31, 2005, our qualified pension plan assets exceed our accumulated benefit obligation by $596 million.

Our debt agreements allow us to incur significantly more debt, which could exacerbate the other risks described herein.

The terms of our debt instruments permit us to incur additional indebtedness. Such additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our financial condition and results of operations could exacerbate the other risks described herein.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see “Legal Proceedings” in Item 3 of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, Qwest received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Certain of these proposed adjustments are before the Appeals Office of the IRS. There is no assurance that we and the IRS will achieve settlements on these issues or that, if we do achieve settlements, the terms will be favorable to us. Additionally, the IRS indicated in January 2005 that it is reviewing Qwest’s tax treatment of the sale of its DEX directory publishing business in the 2002-2003 audit cycle.

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

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. In August 2005, we reached agreements with the CWA and the IBEW on three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

The trading price of our securities could be volatile.

In recent years, the capital markets have experienced extreme price and volume fluctuations. The overall market and the trading price of our securities may fluctuate greatly. The trading price of our securities may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	broader market fluctuations;

•	general economic or political conditions;

•	acquisitions and financings including the issuance of substantial number of shares of our common stock as consideration in acquisitions;

•	sale of a substantial number of shares held by the existing shareholders in the public market, including shares issued upon exercise of outstanding options or upon the conversion of our convertible notes; and

•	general conditions in the telecommunications industry.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties do not lend themselves to simple description by character and location. The percentage allocation of our gross investment in property, plant and equipment consisted of the following as of December 31, 2005 and 2004:

Land and buildings	8%
Communications equipment	43%
Other network equipment	43%
General-purpose computers and other	6%

Total	100%

Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consist principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $46.0 billion and $45.4 billion at December 31, 2005 and 2004, respectively, before deducting accumulated depreciation.

We own and lease sales offices in major metropolitan locations both in the United States and internationally. Our network management centers are located primarily in buildings that we own at various locations in geographic areas that we serve. Substantially all of the installations of central office equipment for our local service business are located in buildings and on land that we own. Our out-of-region network is generally located in real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of such agreements, due to their termination or their expiration. In addition, several putative class actions have been filed against us disputing our use of certain of such rights-of-way. For a description of these actions, see “Legal Proceedings” in Item 3 of this report. If we lose any such rights-of-way or are unable to renew them, we may find it necessary to move or replace the affected portions of the network. However, we do not expect any material adverse impacts as a result of the loss of any such rights. For additional information, please see Note 4—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS

Throughout this section, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. To the extent appropriate, we have provided reserves for each of the matters described below.

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about our business and investments, including making materially false statements in certain of our registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars. The SPA action described below has also been consolidated with the consolidated securities action.

On November 23, 2005, we, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants. On January 5, 2006, the federal district court in Colorado issued an order (1) preliminarily approving the proposed settlement, (2) setting a hearing for May 19, 2006 to consider final approval of the proposed settlement, and (3) certifying a class, for settlement purposes only, on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002.

Under the proposed settlement agreement, we would pay a total of $400 million in cash—$100 million of which was paid 30 days after preliminary approval of the proposed settlement by the federal district court in Colorado, $100 million of which would be paid 30 days after final approval of the settlement by the court, and $200 million of which would be paid on January 15, 2007, plus interest at 3.75% per annum on the $200 million between the date of final approval by the court and the date of payment.

If approved, the proposed settlement agreement will settle the individual claims of the class representatives and the claims of the class they represent against us and all defendants in the consolidated securities action, except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. (The non-class action brought by SPA that is consolidated for certain purposes with the consolidated securities action is not part of the settlement.) As part of the proposed settlement, we would receive $10 million from Arthur Andersen LLP, which would also be released by the class representatives and the class they represent, which will offset $10 million of the $400 million that would be payable by us.

The proposed settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides plaintiffs with the right to terminate the settlement if the $250 million we previously paid to the SEC in settlement of its investigation against us is not distributed to the class members; (iii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iv) provides us with the right to terminate the settlement if we do not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (v) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit any wrongdoing as part of the proposed settlement.

DOJ Investigation and Remaining Securities Actions

The Department of Justice, or DOJ, investigation and the securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our previously issued consolidated financial statements for the year ended December 31, 2002, or our 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters.

We have a reserve recorded in our financial statements of approximately $105 million relating to the remaining securities actions described below, which amount represents the minimum estimated amount of loss we believe is probable with respect to these matters. We have recorded our estimate of the minimum liability of these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve is insufficient to cover these matters, we will need to record additional charges to our consolidated statement of operations in future periods. Additionally, we are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their complex nature and current status, and, as a result, the amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

We believe that it is probable that a portion of the recorded reserve for the remaining securities actions described below and the consolidated securities action described above will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover our losses and the losses of individual insureds following our November 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the DOJ investigation and securities actions. The insurance proceeds are subject to claims by us and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our current and former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the DOJ investigation, securities actions and certain other matters.

We continue to defend against the securities actions described below vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

DOJ Investigation

On July 9, 2002, we were informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of our business. We believe the U.S. Attorney’s Office has investigated various matters that include transactions related to the various adjustments and restatements described in our 2002 Financial Statements, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us, and certain prior disclosures made by us. We are continuing in our efforts to cooperate fully with the U.S. Attorney’s Office in its investigation. However, we cannot predict the outcome of this investigation or the timing of its resolution.

Remaining Securities Actions

We are a defendant in the securities actions described below. Plaintiffs in these actions have variously alleged, among other things, that we violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors and current and former employees. Other defendants in one or more of these actions include current and former directors of Qwest, former officers and employees of Qwest, Arthur Andersen LLP, certain investment banks and others.

•	ERISA actions. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of our stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs has indicated that the putative class will seek billions of dollars of damages. A non-class action alleging similar claims was filed in the federal district court in Montana in June 2003 and was later transferred to federal district court in Colorado.

•	Colorado action. A putative class action purportedly brought on behalf of purchasers of our stock between June 28, 2000 and June 27, 2002 and owners of U S WEST, Inc. stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST/Qwest merger, which we refer to as the Merger, to make us appear successful and to inflate the value of our stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

•	New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused our stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about our business, revenue and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

•	CalSTRS action. An action by the California State Teachers’ Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme that falsely inflated our revenues and decreased our expenses so that we would appear more successful than we actually were during the period in which CalSTRS purchased our securities, and CalSTRS asserts that defendants’ actions caused it to lose in excess of $150 million invested in our equity and debt securities. Plaintiff seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

•	SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate our revenue and decrease our expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in our securities are in excess of $12.5 million. SURSI seeks, among other things, compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants’ assets, and disgorgement.

•	SPA action. An action by Stichting Pensioenfonds ABP, or SPA, is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of our revenue and growth prospects and that its losses from investments in our securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

•	SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about us. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	TRSL action. An action by the Teachers’ Retirement System of Louisiana, or TRSL, is pending in federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges, among other things, that defendants issued false and misleading financial reports about us. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of our revenue and growth prospects and that their losses from investments in our securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

KPNQwest Litigation/Investigation

A putative class action is pending in the federal district court for the Southern District of New York against us, certain of our former executives who were also on the supervisory board of KPNQwest, N.V. (of which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. On February 3, 2006, we, certain other defendants and the putative class representative in this action executed an agreement to settle the case against us and certain other defendants. Under the settlement agreement, we will pay $5.5 million in cash to the settlement fund no later than 30 days following preliminary court approval, and no later than 30 days following final approval by the court, we will issue shares of our stock to the settlement fund then valued at $5.5 million as additional consideration for the settlement. The settlement agreement would settle the individual claims of the putative class representative and the claims of the class he purports to represent against us and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. The settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires both preliminary and final court approval; (ii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides us with the right to terminate the settlement if we do not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit wrongdoing as a part of the settlement agreement.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio, our former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims. The court entered judgment for defendants on those claims and dismissed the remaining claims without prejudice. We have entered into a tolling agreement with plaintiffs that allows them to re-file these remaining claims following their appeal of the court’s order granting summary judgment to defendants on a substantial portion of plaintiffs’ claims. Plaintiffs have filed such an appeal with the Arizona Court of Appeals.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, our former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory, treble and punitive damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a complaint in the federal district court for the Southern District of New York against us, Joseph Nacchio, John McMaster and Koninklijke KPN N.V., or KPN. The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

Various former lenders to KPNQwest or their assignees, including Citibank, N.A., Deutsche Bank AG London and others, have notified us of their intent to file legal claims in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that we would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, our former General Counsel, KPN and other former employees of Qwest, KPN or KPNQwest.

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB seeks an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants.

Other than the putative class action in which we have entered into a proposed settlement (and for which we have recorded a reserve of $11 million in connection with the proposed settlement), we will continue to defend against the pending KPNQwest litigation matters vigorously and will likewise defend against any claims asserted by KPNQwest’s former lenders if litigation is filed.

Regulatory Matter

On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico through March 2006 pursuant to an Alternative Form of Regulation plan, or AFOR. The AFOR says, in part, that “Qwest commits to devote a substantial budget to infrastructure investment, with the goal of achieving the purposes of this Plan. Specifically, Qwest will make capital expenditures of not less than $788 million over the term of this Plan. This level of investment is necessary to meet the commitments made in this Plan to increase Qwest’s investment and improve its service quality in New Mexico.” Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates we will not be in compliance with the investment commitment at the conclusion of the AFOR in March 2006, and if the current trend in our capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that we have an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if we fail to satisfy this investment commitment, any shortfall must be credited or refunded to our New Mexico customers. The Commission also opened an enforcement and implementation docket to review our investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On May 31, 2005, the Commission issued an order, in response to a report we filed on May 20, 2005, designating a hearing examiner to conduct proceedings addressing whether customer credits and refunds should be imposed on us based on our investment levels as of June 30, 2005, and prior to the expiration of the AFOR in March 2006.

We have vigorously argued, among other things, that the underlying purposes of the investment commitment set forth in the AFOR have been met in that we have met all service quality and service deployment obligations under the AFOR; that, in light of this, we should not be held to a specific amount of investment; and that the Commission has failed to include all eligible investments in the calculation of how much we have actually invested. Nevertheless, we believe it is unlikely the Commission will reverse its determination that we have an unconditional obligation to invest $788 million. In addition, we have argued, and will continue to argue, that customer credits or refunds are an impermissible and illegal form of relief for the Commission to order in the event there is an investment shortfall. On January 30, 2006, Qwest filed with the New Mexico Commission an Offer of Settlement and to Revise AFOR. This Offer proposes to extend the time period for Qwest to complete $788 million in investments to three years following the approval of the Offer. Under the Offer, Qwest has included within the $788 million of total investments a proposal to invest $85 million in projects approved by the Commission. In an order dated February 7, 2006, the Commission rejected the Offer on technical grounds, ruling that it was improper as to form. In this order, the Commission also encouraged Qwest and the other parties to continue settlement negotiations.

We believe there is a substantial likelihood that the ultimate outcome of this matter will result in us having to make expenditures or payments beyond those we would otherwise make in the normal course of business. These expenditures or payments could take the form of one or more of the following: penalties, capital investment, basic service rate reductions and customer refunds or credits. At this time, however, we are not able to reasonably estimate the amount of these expenditures or payments and, accordingly, have not reserved any amount for such potential liability. Any final resolution of this matter could be material.

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit us to install our fiber optic cable in the right-of-way without the Plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

The IRS proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes the allocation of the costs between us and third parties. Similar claims have been asserted against us with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court, and we do not believe the IRS will be successful, although the ultimate outcome is uncertain. If we were to lose this issue for the tax years 1994 through 1998, we estimate that we would have to pay approximately $57 million in tax plus approximately $43 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

In 2004, we recorded income tax expense of $158 million related to a change in the expected timing of deductions related to our tax strategy, referred to as the Contested Liability Acceleration Strategy, or CLAS, which we implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the company and into trusts managed by a third-party trustee. In 2004, we were formally notified by the IRS that it was contesting the CLAS tax strategy. Also in 2004 as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, we adjusted our accounting for CLAS as required by Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” or SFAS No. 109. The change in expected timing of deductions caused an increase in our liability for uncertain tax positions and a corresponding increase in our net operating loss carry-forwards, or NOLs. Because we are not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we recorded an increase in our valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in 2004 the IRS proposed a penalty of $37 million on this strategy. We believe that the imposition of a penalty is not appropriate as we acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in our initial and subsequent tax returns. We intend to vigorously defend our position on this and other tax matters.

We have other tax related matters pending against us, certain of which, in addition to CLAS, are before the Appeals Office of the IRS. We believe we have adequately provided for these matters.

Matters Resolved in the Fourth Quarter of 2005

Regulatory Matters

Beginning in 2002, formal proceedings against us were initiated with the public utilities commissions in several states alleging, among other things, that we, in contravention of federal and state law, failed to file interconnection agreements with the state commissions and that we therefore allegedly discriminated against various CLECs. The complainants sought fines, penalties and/or carrier credits. Most of these cases were previously resolved. Two remaining state commission proceedings were resolved as follows:

•	Minnesota. On February 14, 2002, the Minnesota Department of Commerce filed a formal complaint against us with the Minnesota Public Utilities Commission. On November 1, 2002, the Minnesota Commission issued a written order finding against us. The Minnesota Commission’s final, written decision was issued on May 21, 2003 and would require a penalty payment to the state of approximately $26 million and payments of carrier credits of approximately $18 million. Of the $18 million, about $3 million has been released by the carriers in bankruptcy proceedings. The Minnesota Commission, the carriers and Qwest each appealed portions of the decision to the federal district court in Minnesota, and the district court upheld the penalty and vacated the carrier credits. The Minnesota Commission, the carriers and Qwest each appealed to the Eighth Circuit Court of Appeals. On November 1, 2005, the Court of Appeals issued its opinion affirming the district court order, thereby upholding the penalty and vacating the carrier credits. On November 15, 2005, Qwest petitioned the Court of Appeals for rehearing on the penalty issue. On December 20, 2005, the Court of Appeals denied Qwest’s petition for rehearing.

Based upon newly-discovered evidence, on August 24, 2005, Qwest filed a motion requesting that the federal district court vacate the penalty based on our assertion that the underlying Minnesota Commission order is invalid. On November 30, 2005, the district court denied Qwest’s motion to vacate, and it denied Qwest’s request for reconsideration. Qwest also requested the Minnesota Commission to investigate the newly-discovered evidence that relates to the validity of orders issued in this and other Minnesota Commission proceedings, and on October 7, 2005, the Minnesota Commission opened an investigation into the matter. The outcome of this investigation could lead to action by the Minnesota Commission that ultimately results in a reduction of the $26 million penalty assessment.

•	Colorado. On December 20, 2005, the Colorado Commission issued an order approving a proposed settlement between Qwest, the Commission Staff, the Office of Consumer Counsel, AT&T, and Covad that requires Qwest to pay $7.5 million in contributions to state telecommunications programs and that offers CLECs credits that could total approximately $6.5 million.

Other Matter

On January 20, 2004, we filed a complaint in the District Court for the City and County of Denver against KMC Telecom LLC and several of its related parent or subsidiary companies (collectively referred to as KMC). Subsequently, we filed an amended complaint to name additional defendants, including General Electric Capital Corporation, or GECC, one of KMC’s lenders, and GECC filed a complaint in intervention. We were seeking a declaration that a series of agreements with KMC and its lenders were not effective because conditions precedent were not satisfied and to recoup other damages and attorneys’ fees and costs. GECC and KMC had asserted counterclaims for declaratory judgment and anticipatory breach of contract. GECC and KMC sought a declaration that the relevant agreements are in effect and claimed monetary damages for anticipatory breach of the agreements and their attorneys’ fees and costs. In November 2005, we entered into a settlement agreement with KMC and GECC regarding this lawsuit and also various other disputes and obligations between the parties. Under the terms of the settlement, we paid $98 million in order to resolve the lawsuit and all other disputes and obligations between and among us, KMC and GECC. As a result of the settlement, we have severed our relationship with KMC in its entirety.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Qwest Common Stock

The United States market for trading in our common stock is the New York Stock Exchange. As of February 1, 2006, our common stock was held by approximately 370,000 stockholders of record. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

	Market Price
	High	Low
2004
First quarter	$5.00	$3.50
Second quarter	4.40	3.51
Third quarter	4.00	2.56
Fourth quarter	4.61	3.25
2005
First quarter	$4.86	$3.50
Second quarter	3.94	3.30
Third quarter	4.23	3.58
Fourth quarter	5.95	3.92

We did not pay any cash dividends on our common stock in 2005 or 2004. Some of our debt instruments contain restrictions on the amount of dividends we can pay (see Note 8—Borrowings to our consolidated financial statements in Item 8 of this report). The most restrictive covenant currently is under the 2005 QSC Credit Facility, which is currently undrawn. The 2005 QSC Credit facility currently allows us to pay dividends up to $1.7 billion, and the $1.7 billion may be increased with cumulative net income and net proceeds from the issuance of common stock. In addition, like other companies that are incorporated in Delaware, we are also limited by Delaware law in the amount of dividends we can pay.

Recent Sales of Unregistered Securities

On October 6, 2005, we issued an aggregate of 33,626 additional shares of our common stock upon the exercise of warrants at an aggregate exercise price of $1,441. The warrants were issued by ICON CMT Corp. in 1997 to one of its consultants and were assumed by us in connection with our acquisition of ICON CMT Corp. in 1999. The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. No underwriters were involved, and no sales commission or other remuneration was paid in connection with the issuance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. Certain prior year amounts have been reclassified to conform to current-year presentation.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions, shares in thousands except per share amounts)
Operating revenue	$13,903	$13,809	$14,288	$15,371	$16,530
Operating expenses	13,048	14,097	14,542	34,288	18,882
Loss from continuing operations	(757)	(1,794)	(1,313)	(17,618)	(6,117)
Net (loss) income(1)	$(779)	$(1,794)	$1,512	$(38,468)	$(5,603)
Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.41)	$(1.00)	$(0.76)	$(10.48)	$(3.68)
Net (loss) income per share	$(0.42)	$(1.00)	$0.87	$(22.87)	$(3.37)
Basic and diluted weighted average shares outstanding	1,836,374	1,801,405	1,738,766	1,682,056	1,661,133
Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.05
Other data:
Cash provided by operating activities	$2,313	$1,848	$2,175	$2,388	$3,001
Cash used for investing activities	(459)	(1,905)	(2,730)	(2,738)	(8,152)
Cash (used for) provided by financing activities	(2,159)	(158)	(4,856)	(789)	4,660
Capital expenditures	1,613	1,731	2,088	2,764	8,042

	As of December 31,
	2005	2004	2003	2002	2001
Total assets	$21,497	$24,324	$26,343	$29,473	$72,290
Total debt(2)	15,480	17,286	17,508	22,540	25,037
Total debt to total capital ratio(3)	126.23%	117.80%	106.16%	114.36%	41.42%

(1)	Amounts that follow in this footnote are on an after-tax basis.

2005. 2005 net loss includes a net loss of $ 462 million ($0.25 per basic and diluted share) relating to the early retirement of debt, a charge of $22 million ($0.01 per basic and diluted share) resulting from adoption of Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations,” or FIN 47, relating to accounting for conditional asset retirement obligations, a charge of $114 million ($0.06 per basic and diluted share) for realignment and severance related costs, which is included in our selling, general and administrative expenses; and a gain of $ 263 million ($0.14 per basic and diluted share) in connection with wireless asset sales of PCS licenses and related wireless network assets.

2004. 2004 net loss includes a charge of $550 million ($0.31 per basic and diluted share) for litigation related losses; a net charge of $211 million ($0.12 per basic and diluted share) for restructuring, realignment and severance related costs which is included in our selling, general and administrative expenses; a charge of $113 million ($0.06 per basic and diluted share) for an impairment of assets consisting primarily of excess network supplies, network facilities, payphone operations and abandoned long-term capacity routes and a benefit of approximately $50 million ($0.03 per basic and diluted share) relating to favorable customer bankruptcy settlements.

2003. 2003 net income includes a charge of $140 million ($0.08 per basic and diluted share) for an impairment of assets (primarily cell sites, switches, related tools and equipment inventory and certain information technology systems supporting the wireless network), a net gain of $206 million ($0.12 per basic and diluted share) resulting from the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143, relating to the reversal of net removal costs where there was not a legal removal obligation, a net charge of $241 million ($0.14 per basic and diluted share) resulting from the termination of services arrangements with Calpoint and another service provider, a net charge of $69 million ($0.04 per basic and diluted share) for restructuring charges, a net charge of $61 million ($0.04 per basic and diluted share) for litigation related losses, a net gain of $23 million ($0.01 per basic and diluted share) relating to the early retirement of debt and a net gain on sale of discontinued operations of $2.619 billion ($1.51 per basic and diluted share).

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

(2)	Amounts exclude future purchase commitments, operating leases and guarantees. At December 31, 2005, the amount of those future purchase commitments, operating leases, letters of credit and guarantees was approximately $3.4 billion. 2001 amount includes outstanding commercial paper borrowings of $3.165 billion. There were no commercial paper borrowings outstanding as of December 31, 2005, 2004, 2003 and 2002.
(3)	The total debt to total capital ratio is a measure of the amount of total debt in our capitalization. The ratio is calculated by dividing total debt by total capital. Total debt includes current borrowings and long-term borrowings as reflected on our consolidated balance sheets. Total capital is the sum of debt and total stockholders’ (deficit) equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below under this caption constitute forward-looking statements. See “Business—Special Note Regarding Forward-Looking Statements” in Item 1 of this report for additional factors relating to such statements, and see “Risk Factors” in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

We provide local telecommunications and related services, long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We also provide reliable, scalable and secure broadband data and voice (including long-distance) communications outside our local service area as well as globally.

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

Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements in Item 8 of this report, including the notes thereto. Our operating revenue is generated from our wireline services, wireless services and other services segments. An overview of the segment results is provided in Note 15—Segment Information to our consolidated financial statements in Item 8 of this report. Segment discussions reflect the way we currently report our segment results to our Chief Operating Decision Maker, or CODM, and include revenue results for each of our customer channels within the wireline services segment: business, mass markets and wholesale. In order to better serve the similar needs of our small business and consumer customers, in 2005 we combined these customers into a new channel, which we refer to as “mass markets,” and have reclassified our small business customers for all periods presented. Certain prior year revenue and expense amounts have been reclassified to conform to the current year presentations.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•	Access line losses. Our revenue has been, and we expect it to continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting cable and wireless telecommunications services for traditional telecommunications services, which has increased the number and type of competitors within our industry and decreased our market share. Product bundling, as described more fully below, has been one of our responses to our declining revenue due to access line losses.

•	Product bundling. We believe consumers increasingly value the convenience of receiving multiple services from a single provider. As such, we increased our marketing and advertising spending levels in 2005 focusing on product bundling and packaging. Product bundles and packages represent combinations of products and services, such as local voice, high-speed Internet and wireless, and features and services, such as three-way calling and call forwarding related to an access line. As a result of these offerings, we have seen increased sales (primarily of our long-distance and high-speed Internet products and services).

•	Variable expenses. Expenses associated with higher growth products, such as long-distance, high-speed Internet and wireless services, tend to be more variable in nature. While our traditional telecommunications services tend to rely upon our fixed cost structure, the mix of products we expect to sell, combined with regulatory and market pricing forces, will continue to pressure operating margins. In addition, facility costs (described below) are not always reduced proportionally with revenue fluctuations due to contractual cost commitments.

•	Facility costs. Facility costs are third-party telecommunications expenses we incur to connect our customers to networks or to end-user product platforms not owned by us. We have benefited in this area from the renegotiation, termination or settlement of various service arrangements, from network optimization initiatives and from regulatory approvals allowing us to provide long-distance services in our local service area using our own network, thereby decreasing our reliance on third-party providers. However, these benefits have been offset in varying degrees by increased costs due to increased long-distance traffic and data and Internet volumes and by new wireless facility costs due to our use of a third-party wireless provider.

•	Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to right-size our workforce in response to changes in the telecommunications industry. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate revenue from our wireline services, wireless services and other services. Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

•	Wireline services. The wireline services segment uses our network to provide voice services and data and Internet services to mass markets (which include consumer and small business customers), business and wholesale customers. Our wireline services include:

•	Voice services. Voice services revenue includes local voice services, long-distance voice services and access services. Local voice services revenue includes revenue from basic local exchange services, switching services, custom calling features, enhanced voice services, operator services, collocation services and related equipment. Local voice services revenue also includes revenue from the provision of network transport, billing services and access to our local network on a wholesale basis. Long-distance voice services revenue includes revenue from InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their network to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, frame relay, ATM and related equipment) and Internet services (such as high-speed Internet, ISDN, VPN, web hosting, professional services and related equipment).

•	Wireless services. We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. In August 2003, we entered into a services agreement with a third-party provider that allows us to resell wireless services, including access to its nationwide PCS wireless network, to mass markets and business customers, primarily in the states within our local service area.

•	Other services. Other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties.

The following table summarizes our results of operations for the years ended 2005, 2004 and 2003:

	Years Ended December 31,			Increase/(Decrease)		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
	(Dollars in millions, except per share amounts)
Operating revenue	$13,903	$13,809	$14,288	$94	$(479)	1%	(3)%
Operating expenses, excluding asset impairment charges	13,048	13,984	14,312	(936)	(328)	(7)%	(2)%
Asset impairment charges	—	113	230	(113)	(117)	nm	(51)%
Other expense—net	1,615	1,418	1,578	197	(160)	14%	(10)%

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(760)	(1,706)	(1,832)	946	126	55%	7%
Income tax benefit (expense)	3	(88)	519	91	(607)	nm	nm

Loss from continuing operations	(757)	(1,794)	(1,313)	1,037	(481)	58%	(37)%
Income from and gain on sale of discontinued operations—net of taxes	—	—	2,619	—	(2,619)	nm	nm
(Loss) income before cumulative effect of changes in accounting principles	(757)	(1,794)	1,306	1,037	(3,100)	58%	nm
Cumulative effect of changes in accounting principles—net of taxes	(22)	—	206	(22)	(206)	nm	nm

Net (loss) income	$(779)	$(1,794)	$1,512	$1,015	$(3,306)	57%	nm

Basic and diluted (loss) income per share	$(0.42)	$(1.00)	$0.87	$0.58	$(1.87)	58%	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

2005 COMPARED TO 2004

The following table compares our operating revenue by segment including the detail of customer channels within our wireline services segment:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Wireline services revenue
Voice services
Local voice
Business	$1,074	$1,140	$(66)	(6)%
Mass markets	4,527	4,723	(196)	(4)%
Wholesale	747	783	(36)	(5)%

Total local voice	6,348	6,646	(298)	(4)%
Long-distance
Business	447	450	(3)	(1)%
Mass markets	686	607	79	13%
Wholesale	1,098	1,031	67	6%

Total long-distance	2,231	2,088	143	7%
Access services	660	689	(29)	(4)%

Total voice services	9,239	9,423	(184)	(2)%

Data and Internet services:
Business	2,086	1,962	124	6%
Mass markets	745	586	159	27%
Wholesale	1,265	1,284	(19)	(1)%

Total data and Internet	4,096	3,832	264	7%

Total wireline services revenue	13,335	13,255	80	1%
Wireless services revenue	527	514	13	3%
Other services revenue	41	40	1	3%

Total operating revenue	$13,903	$13,809	$94	1%

Wireline Services Revenue

Voice Services

Local voice services. The decrease in local voice services revenue in our business and mass markets channels was primarily due to access line losses from competitive pressures including technology substitution, partially offset by an increase in Universal Service Fund, or USF, revenue due to long-distance revenue growth and USF rate increases. In our mass markets channel we have seen a slowing of access line losses, and this, combined with rate increases in this channel, has decreased our rate of revenue decline from 10% in 2004 to 4% in 2005. The decrease in our wholesale channel was primarily due to the sale of a large portion of our payphone business in August 2004 partially offset by UNE increases, including our non-tariff product. In addition, wholesale access lines decreased along with sales of UNEs and related operator and billing services to local competitors as an increasing percentage of competition in our local area is coming from facilities-based competition, including wireless and cable companies.

The following table shows our access lines by channel as of December 31, 2005 and 2004:

	Access Lines*
	Years Ended December 31,		Increase/ (decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(in thousands)
Mass markets	10,653	11,081	(428)	(4)%
Business	2,376	2,562	(186)	(7)%
Wholesale	1,710	1,879	(169)	(9)%

Total	14,739	15,522	(783)	(5)%

*	We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

Long-distance services. The increase in mass markets long-distance services revenue was primarily due to (i) a 6% increase in in-region long-distance subscribers (adding 270,000 subscribers in 2005) (ii) increased minutes of use, (iii) increases in our monthly recurring charges, and (iv) increased participation in our unlimited plan. These increases were partially offset by out-of region declines in both mass markets and business. The wholesale revenue increase was driven by volume and domestic rate increases partially offset by decreased international volume and rates.

Access services. Access services revenue continues to be negatively affected by mass markets and business access line losses, as well as our increasing penetration into in-region long-distance (as we became a competitor to our access services customers). The decrease in total access services was partially offset by favorable settlements of customer billing disputes during 2005.

Data and Internet Services

The increase in business data and Internet services revenue was driven by the recognition of $70 million in revenue from a large government CPE and other data services arrangement and increased revenue related to WAN (including IQ and UPN) and Private Line services, partially offset by a decrease in Frame Relay revenue. We anticipate that the large government CPE and other data services arrangement will continue to positively impact our revenue growth, although to a lesser extent, for the next few quarters as this contract is completed.

The increase in mass markets data and Internet services revenue was primarily driven by a 43% increase in the number of high-speed Internet subscribers as we expanded our high-speed Internet service area to 77% of our local service area in 2005 from 67% in 2004. This growth came from continued expansion of service availability and increased penetration of high-speed Internet where service is available. We believe this growth was supported by our expanded marketing efforts.

The decline in our wholesale channel was due to the termination of our wholesale modem services product in April 2005 partially offset by increases in Frame Relay, Private Line and dedicated Internet access revenue.

Wireless Services Revenue

Wireless services revenue increased primarily due to increased price plan and airtime rates for new subscribers resulting in higher average revenue per subscriber. Although the average number of subscribers for 2005 declined as compared to 2004, total subscribers as of December 31, 2005 increased 2% from December 31, 2004.

2004 COMPARED TO 2003

The following table compares our operating revenue by segment including the detail of customer channels within our wireline services segment:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(Dollars in millions)
Wireline services revenue
Voice services
Local voice
Business	$1,140	$1,204	$(64)	(5)%
Mass markets	4,723	5,258	(535)	(10)%
Wholesale	783	801	(18)	(2)%

Total local voice	6,646	7,263	(617)	(8)%
Long-distance
Business	450	430	20	5%
Mass markets	607	569	38	7%
Wholesale	1,031	865	166	19%

Total long-distance	2,088	1,864	224	12%
Access services	689	755	(66)	(9)%

Total voice services	9,423	9,882	(459)	(5)%

Data and Internet services:
Business	1,962	1,888	74	4%
Mass markets	586	556	30	5%
Wholesale	1,284	1,321	(37)	(3)%

Total data and Internet	3,832	3,765	67	2%

Total wireline services revenue	13,255	13,647	(392)	(3)%
Wireless services revenue	514	598	(84)	(14)%
Other services revenue	40	43	(3)	(7)%

Total operating revenue	$13,809	$14,288	$(479)	(3)%

Wireline Services Revenue

Voice Services

Local voice services. The decrease in our local voice services revenue was primarily due to access line losses from competitive pressures including technology substitution and was also impacted by our customers migrating to our package offerings, which generally offer lower pricing than our stand-alone products. In particular, in 2004 and 2003, a significant portion of the losses of our mass markets and business access lines was attributable to the CLECs’ use of UNE-P and unbundled local loops to deliver voice services. These losses were partially offset by corresponding increases in our wholesale access lines (where UNEs are reflected) in our wholesale channel. However, the regulated price structure of UNEs applied downward pressure on our revenue.

The following table shows our access lines by channel as of December 31, 2004 and 2003:

	Years Ended December 31,		Increase/ (decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(in thousands)
Mass markets	11,081	11,773	(692)	(6)%
Business	2,562	2,748	(186)	(7)%
Wholesale	1,879	1,688	191	11%

Total	15,522	16,209	(687)	(4)%

*	We may modify the channel classification of our access lines from time to time in our efforts to better approximate the related revenue channels and better reflect how we manage our business.

Long-distance services. The decrease in local voice services revenue was partially offset by an increase in long distance services revenue. In January 2003, we began to receive regulatory approval to offer long-distance service in each state within our 14-state region. In the fourth quarter of 2003, we received regulatory approval for the last of our 14 in-region states. As we received regulatory approval in each of the states, we began to increase the marketing and promotion of InterLATA long-distance service to our customers, resulting in growth of in-region long-distance services revenue. In total, 2.4 million and 2.2 million long distance subscribers were added in our 14-state region in 2004 and 2003, respectively. In contrast, out-of-region long-distance mass markets and business revenue declined due to continuing competitive pressures, including pricing pressures. Wholesale long-distance revenue increased due to increased international and domestic long-distance call volume, partially offset by lower rates.

Access services. The decrease in access services was primarily due to lower volumes resulting from our re-entry into in-region long distance (as we became a competitor to our access services customers) and access line losses.

Data and Internet Services

Data and Internet services revenue increased due to increases in our high-speed Internet, Internet hosting and VPN offerings, and broadband services continued to be expanded geographically to make our high-speed Internet service available to more customers. The number of mass markets high-speed Internet subscribers grew by 62%, and we expanded our high-speed Internet service area to 67% of our local service area in 2004; however, the impact of increases in mass markets high-speed Internet subscribers and related revenue was offset in part by decreases in wholesale data and Internet services revenue.

Wireless Services Revenue

The decrease in our wireless revenue is primarily attributable to a net loss of 116,000, or 13% of subscribers in 2004. A portion of the 2004 loss of subscribers occurred in connection with the migration, completed in 2005, of our customers to a third-party network and tightened credit policies.

Operating Expenses

This section should be read in conjunction with our business trends discussed above.

2005 COMPARED TO 2004

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Operating expenses:
Cost of sales
Facility costs	$2,692	$2,728	$(36)	(1)%
Network expenses	266	262	4	2%
Employee-related costs	1,593	1,706	(113)	(7)%
Other non-employee related costs	1,285	1,194	91	8%

Total cost of sales	5,836	5,890	(54)	(1)%
Selling, general and administrative
Property and other taxes	353	386	(33)	(9)%
Bad debt	173	194	(21)	(11)%
Restructuring, realignment and severance related costs	114	211	(97)	(46)%
Employee-related costs	1,623	1,729	(106)	(6)%
Other non-employee related costs	1,884	2,451	(567)	(23)%

Total selling, general and administrative	4,147	4,971	(824)	(17)%
Depreciation	2,612	2,626	(14)	(1)%
Capitalized software and other intangible assets amortization	453	497	(44)	(9)%
Asset impairment charges	—	113	(113)	nm

Total operating expenses	$13,048	$14,097	$(1,049)	(7)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Cost of Sales

Cost of sales includes employee-related costs, such as salaries, wages and benefits directly attributable to products or services, network expenses, facility costs and other non-employee related costs such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services, computer system support and the cost of CPE sold.

Cost of sales as a percentage of revenue decreased from 43% in 2004 to 42% in 2005 primarily due to decreased facility and employee-related costs as described below.

Facility costs decreased largely due to cost savings primarily from network optimization efforts including the renegotiation, termination or settlement of service arrangements. These benefits were partially offset by approximately $220 million in increases associated with reselling wireless through a third party as opposed to operating and maintaining our own wireless network and higher long distance volumes.

Employee-related costs decreased primarily due to a 5% employee reduction from our prior year restructuring plans as well as a continued focus on containing our employee-related costs and productivity improvements.

Other non-employee related costs increased primarily due to non-recurring costs associated with the large government CPE and other data services arrangement described above. The remaining fluctuation is primarily due to increased call termination fees related primarily to a favorable settlement in 2004, and USF rate increases, offset by decreased equipment costs related to our wireless and high-speed Internet products.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses include employee-related costs such as salaries, wages and benefits not directly attributable to products or services, severance related costs, sales commissions, bad debt charges and other non-employee related costs such as property taxes, real estate costs, advertising, professional service fees and computer systems support.

SG&A expenses as a percentage of revenue decreased from 36% in 2004 to 30% in 2005 primarily due to $550 million of reserves recorded in 2004 related to litigation matters and employee-related costs primarily due to prior year restructuring as described below.

Our property and other taxes decreased primarily due to favorable property tax settlements in 2005 in excess of property tax settlements in 2004.

Bad debt expense decreased primarily due to the continued trend of improved wireline collections resulting in reduced days’ sales outstanding, partially offset by favorable bad debt settlements in 2004.

Restructuring, realignment and severance related costs decreased due to a charge of $128 million in the second quarter of 2004 resulting from a planned workforce reduction. Employee-related costs decreased primarily due to employee reductions from our restructuring efforts, normal attrition and productivity improvements.

Other non-employee related costs decreased for the year ended December 31, 2005 primarily due to $550 million of reserves recorded in 2004 related to litigation matters and reductions in legal and other costs in 2005. This decrease was partially offset by increased marketing and advertising costs.

Pension and post-retirement benefits. We sponsor noncontributory defined benefit pension plans covering substantially all of our employees. Our post-retirement benefit plans for current and certain future retirees include healthcare and life insurance coverage.

Our 2005 pension and post-retirement benefit expense of $236 million increased from the 2004 expense of $188 million. Increases in expense were due to a reduction in the expected return on assets of $78 million related primarily to the five year smoothing convention used for recognizing gains and losses on the pension plan assets, completion of the amortization of $63 million for the transition asset in the pension plan in 2004, and recognition of $42 million in higher actuarial losses. Offsetting decreases in expense were due to $15 million in lower service costs due to reduced headcount and fewer eligible participants, reduced interest costs of $111 million due to lower discount rates, changes in participant demographics and assumption changes, and $9 million due to plan design changes affecting prior service costs.

At December 31, 2005 and 2004 the net unrecognized actuarial loss related to the pension and post-retirement benefit plans decreased by $634 million and $210 million, respectively. Differences between expected and actual rates of return on assets, discount rates applied to the pension and post-retirement plan obligations, expected benefit from Medicare Part D reimbursements and healthcare claims experience are the primary components of the net unrecognized actuarial (gain) loss.

The difference created between the expected return on assets and the actual net earnings on the assets is deferred at the end of the year and classified as an unrecognized net actuarial (gain) loss. Lower than expected earnings create losses and higher than expected earnings create gains. Similarly, the difference between the discount rate at the beginning of the year and the discount rate at the end of the year is deferred at the end of the year and classified as an unrecognized net actuarial (gain) loss. Lower than expected discount rates create losses and higher than expected discount rates create gains. Unrecognized net actuarial losses are similar to deferred costs and are amortized to expense over 9 to 11 years based on the average remaining service period of the employees expected to receive benefits in accordance with pension and post-retirement benefit accounting rules. The impact of recognizing amortization of the net actuarial losses increased the net cost included in current earnings by $136 million, $94 million and $101 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net unrecognized actuarial losses increase the prepaid pension asset and lower the post-retirement liability recorded in the financial statements while net unrecognized actuarial gains decrease the prepaid pension asset and increase the post-retirement liability. A significant decrease in net unrecognized actuarial losses is more likely to occur as a result of changes in the debt and equity markets than through amortization.

For additional information on our pension and post-retirement plans see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Operating Expenses by Segment

Segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and marketing. We manage indirect administrative services costs such as finance, information technology, real estate and legal centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income, and other income (expense) on a total company basis. As a result, these charges are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Our CODM regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate resources based on segment income.

Wireline Services Segment Expenses

The following table provides further financial detail regarding our wireline services segment for the years ended December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Wireline services expenses:
Facility costs	$2,386	$2,584	$(198)	(8)%
Network expenses	258	242	16	7%
Bad debt	122	157	(35)	(22)%
Restructuring, realignment and severance related costs	33	102	(69)	(68)%
Employee-related costs	2,397	2,595	(198)	(8)%
Other non-employee related costs	1,404	1,313	91	7%

Total wireline services expenses	$6,600	$6,993	$(393)	(6)%

Wireline services operating expenses decreased primarily due to decreased facility costs achieved through network optimization initiatives and the renegotiation, termination or settlement of services arrangements, savings in employee-related costs as a result of our restructuring and reduced restructuring and severance related costs, offset by the cost associated with the large data CPE arrangement mentioned above.

Wireless Services Segment Expenses

The following table provides detail regarding our wireless services segment for the years ended December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Wireless services expenses:
Facility costs	$305	$143	$162	113%
Wireless equipment	107	117	(10)	(9)%
Bad debt	51	29	22	76%
Employee-related costs	39	34	5	15%
Other non-employee related costs	96	178	(82)	(46)%

Total wireless services expenses	$598	$501	$97	19%

Wireless services operating expenses increased primarily due to facility costs associated with our customers who previously received their services on our network and whose services we now provide through a third-party. As a result of this transition, beginning in the third quarter of 2004, we realized savings in depreciation and other non-employee related costs such as real estate costs, network costs and professional fees. In addition, other non-employee related costs decreased due to decreased marketing and advertising directly attributable to our wireless product. We expect our facility costs as a percentage of wireless revenue to remain relatively constant subject to certain volume discounts as volumes increase. Wireless bad debt increased due to a change in the application of our credit policy and a decline in collections.

Other Services Segment Expenses

Other services expenses include corporate expenses for services such as finance, information technology, legal, marketing services and human resources, which we centrally manage and are not assigned to the wireline or wireless services segments. The following table sets forth additional expense information to provide greater detail as to the composition of the other services segment for the years ended December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Other services expenses:
Property and other taxes	$351	$385	$(34)	(9)%
Real estate costs	422	415	7	2%
Restructuring, realignment and severance related costs	80	107	(27)	(25)%
Employee-related costs	784	807	(23)	(3)%
Other non-employee related costs	1,148	1,653	(505)	(31)%

Total other services expenses	$2,785	$3,367	$(582)	(17)%

The decrease in other services expense was primarily driven by $550 million in litigation reserves recorded in 2004, partially offset by increased marketing expenses. Restructuring, realignment and severance related costs decreased due to significant restructuring charges recorded in 2004, which exceeded 2005 employee realignment costs incurred as we continued to right-size our workforce.

2004 COMPARED TO 2003

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(Dollars in millions)
Operating expenses:
Cost of sales
Facility costs	$2,728	$3,220	$(492)	(15)%
Network expenses	262	301	(39)	(13)%
Employee-related costs	1,706	1,804	(98)	(5)%
Other non-employee related costs	1,194	1,130	64	6%

Total cost of sales	5,890	6,455	(565)	(9)%
Selling, general and administrative
Property and other taxes	386	452	(66)	(15)%
Bad debt	194	304	(110)	(36)%
Restructuring, realignment and severance related costs	211	112	99	88%
Employee-related costs	1,729	1,801	(72)	(4)%
Other non-employee related costs	2,451	2,021	430	21%

Total selling, general and administrative	4,971	4,690	281	6%
Depreciation	2,626	2,739	(113)	(4)%
Capitalized software and other intangible assets amortization	497	428	69	16%
Asset impairment charges	113	230	(117)	(51)%

Total operating expenses	$14,097	$14,542	$(445)	(3)%

Cost of Sales

Cost of sales includes employee-related costs, such as salaries, wages and benefits directly attributable to products or services, network expenses, facility costs and other non-employee related costs such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services, computer system support and the cost of CPE sold.

Cost of sales as a percentage of revenue decreased from 45% in 2003 to 43% in 2004 due to decreased facility and employee-related costs as described below.

Facility costs decreased primarily due to the renegotiation, termination or settlement of service arrangements and network optimization initiatives. These activities resulted in savings during the period of over $675 million, of which approximately $400 million were caused by one-time termination charges in 2003. Additionally, we experienced a decrease of approximately $260 million as a result of reduction in our reliance on third party facility providers. These additional decreases were more than offset by (i) international, mass markets and wholesale long-distance volume increases, (ii) facility costs associated with the increase in long-distance revenue in our local service area and (iii) commencement of usage of a third-party wireless network as we migrated our wireless customers.

The decrease in network costs was primarily due to improved maintenance and right-of-way costs related to our out-of-region network.

The decrease in employee related costs was primarily due to employee reductions from our restructuring efforts, normal attrition and productivity improvements.

Other non-employee related costs increased primarily due to increased equipment costs for high-speed Internet modems as a result of subscriber growth and for wireless handsets as a result of the transition of our customers to a third-party wireless network, and increased voice/data CPE costs. The higher equipment costs were partially offset by favorable call termination fees, reduced materials purchases and external commissions.

Selling, General and Administrative

SG&A expenses include employee-related costs such as salaries, wages and benefits not directly attributable to products or services, severance related costs, sales commissions, bad debt charges and other non-employee related costs such as property taxes, real estate costs, advertising, professional service fees and computer systems support.

SG&A expenses as a percentage of revenue increased from 33% in 2003 to 36% in 2004 primarily due to increased litigation expenses and restructuring, realignment and severance costs as described below.

The decrease in property and other taxes was primarily due to reduced property values as a result of our impairments and favorable settlements in 2004.

The decrease in bad debt expense was primarily due to a favorable settlement of approximately $50 million in the second quarter 2004 from customers emerging from bankruptcy, and improved credit policies and collection processes.

The increase in restructuring, realignment and severance related costs was primarily due to our 2004 restructuring plan pursuant to which we reduced 4,000 employees in certain job functions, including information technology, network construction, customer installations, sales and back-office areas, in response to continued declines in revenue and our plans for improved operational efficiencies. $28 million of the increase in restructuring costs was due to changes in sublease projections for idle real estate properties.

The decrease in employee related expenses was due to employee reductions related to the above mentioned restructuring plans.

The increase in other non-employee related costs was primarily attributable to the $550 million of charges recorded in 2004 and the $100 million recorded in 2003 for litigation matters that are further discussed in “Legal Proceedings” in Item 3 of this report.

Pension and post-retirement benefits. Our 2004 pension and post-retirement benefit expense of $188 million decreased from the 2003 expense of $209 million. Decreases in expense were due to recognition of $7 million in lower actuarial losses partially due to the recognition of the Medicare Part D benefit, $10 million in lower service costs due to reduced headcount and fewer covered participants, a reduction in interest costs of $69 million due to lower discount rates and a reduction of $32 million due to plan design changes affecting prior service costs. These decreases are partially offset by increases in expense due to a reduction in the expected return on assets of $89 million related primarily due to the reduction in the expected long-term rate of return on plan assets from 9.00% to 8.50% and lower amortization of $8 million due to the completion of the amortization for the transition asset in the pension plan in 2004.

Operating Expenses by Segment

Segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and marketing. We manage indirect administrative services costs such as finance, information technology, real estate and legal centrally; consequently, these costs are assigned to the other services segment. We evaluate depreciation, amortization, interest expense, interest income, and other income (expense) on a total company basis. As a result, these charges are not included in any segment.

Similarly, we do not include impairment charges in the segment results. Our CODM regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income.

Wireline Services Segment Expenses

The following table provides further financial detail regarding our wireline services segment for the years ended December 31, 2004 and 2003:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(Dollars in millions)
Wireline services expenses:
Facility costs	$2,584	$3,178	$(594)	(19)%
Network expenses	242	267	(25)	(9)%
Bad debt	157	250	(93)	(37)%
Restructuring, realignment and severance related costs	102	67	35	52%
Employee-related costs	2,595	2,673	(78)	(3)%
Other non-employee related costs	1,313	1,391	(78)	(6)%

Total wireline services expenses	$6,993	$7,826	$(833)	(11)%

The decrease in wireline operating expenses was primarily due to the reductions in facility costs discussed above.

Wireless Services Segment Expenses

The following table provides detail regarding our wireless services segment for the years ended December 31, 2004 and 2003:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(Dollars in millions)
Wireless services expenses:
Facility costs	$143	$40	$103	nm
Network expenses	117	98	19	19%
Bad debt	29	50	(21)	(42)%
Employee-related costs	34	29	5	17%
Other non-employee related costs	178	134	44	33%

Total wireless services expenses	$501	$351	$150	43%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Wireless operating expenses increased, primarily due to facility and network costs associated with the costs of transitioning wireless services to a third-party provider. These facility and network costs included usage and roaming costs associated with our use of the third-party provider’s network and development costs associated with the migration of our customers to the third-party provider’s network. Other non-employee related costs increased due to additional marketing and advertising costs as we aggressively marketed our new wireless products.

Other Services Segment Expenses

The following table sets forth additional expense information to provide greater detail as to the composition of the other services segment for the years ended December 31, 2004 and 2003:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2004	2003	2004 v 2003	2004 v 2003
	(Dollars in millions)
Other services expense:
Property and other taxes	$385	$451	$(66)	(15)%
Real estate costs	415	434	(19)	(4)%
Restructuring, realignment and severance related costs	107	45	62	138%
Employee-related costs	807	905	(98)	(11)%
Other non-employee related costs	1,653	1,133	520	46%

Total other services expenses	$3,367	$2,968	$399	13%

The increase in other services expense is primarily due to increased other non-employee related costs attributable to the $550 million of charges recorded in 2004 compared to the $100 million recorded in 2003 for litigation matters that are further discussed in more detail above in “Operating expenses—2004 compared to 2003—selling, general and administrative” expenses and an increase in professional fees related to the outsourcing of our information technology services. This increase was partially offset by lower hardware, software and maintenance costs resulting from such outsourcing.

Partially offsetting the increase in other non-employee related costs were lower employee-related costs, attributable to decreases in salaries and wages and overtime related to our agreement to outsource certain information technology services and lower property and other taxes due to changes in property tax estimates and a one-time $28 million expense reduction from a successful property tax appeal.

Non-Segment Operating Expenses

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
	(Dollars in millions)
Depreciation	$2,612	$2,626	$2,739	$(14)	$(113)	(1)%	(4)%
Capitalized software and other intangible assets amortization	453	497	428	(44)	69	(9)%	16%
Asset impairment charges	—	113	230	(113)	(117)	nm	(51)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Depreciation

The decreases in depreciation were primarily the result of reduced capital expenditures beginning in 2002 as well as asset impairment charges, recorded in 2004 and 2003, which resulted in decreases in the depreciable basis of our fixed assets. The level of depreciation in all three years is lower than in previous years due to our impairment of assets in 2002.

Capitalized Software and Other Intangible Assets Amortization

The increase in amortization expense from 2003 to 2004 was attributable to the increase in total capitalized software. The decrease from 2004 to 2005 was primarily due to the completion of amortization for a number of intangible assets.

Asset Impairment Charges

In conjunction with our efforts to sell certain assets during 2004, we determined that the carrying amounts of those assets were in excess of our expected sales proceeds. This, in addition to the abandonment of various leased long-term network capacity routes, resulted in an asset impairment charge of $113 million in 2004.

The 2003 asset impairment charges of $230 million were due to the anticipated decrease in usage of our wireless network following the transition of our customers onto a third-party network.

For more information on our asset impairment charges, please see Note 4—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

Other Consolidated Results

The following table provides further detail regarding other expense—net, income tax benefit (expense) and cumulative effect of changes in accounting principles—net of taxes:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
	(Dollars in millions)
Other expense—net:

Interest expense—net	$1,483	$1,531	$1,757	$(48)	$(226)	(3)%	(13)%
Loss (gain) on early retirement of debt—net	462	1	(38)	461	39	nm	nm
Other income-net	(67)	(106)	(141)	39	35	37%	25%
Gain on sale of assets	(263)	(8)	—	(255)	(8)	nm	nm

Total other expense—net	$1,615	$1,418	$1,578	$197	$(160)	14%	(10)%

Income tax benefit (expense)	$3	$(88)	$519	$91	$(607)	nm	nm

Cumulative effect of changes in accounting principles—net of taxes	$(22)	$—	$206	$(22)	$(206)	nm	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Other Expense—Net

Other expense—net includes interest expense, net of capitalized interest; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; declines in market values of warrants to purchase securities in other entities; and our share of the investees’ income or losses for investments accounted for under the equity method of accounting.

Interest expense—net. Interest expense decreased from 2004 to 2005 primarily due to the expensing of unamortized debt issue costs associated with the early termination of a previous credit facility in 2004 and from 2003 to 2004 primarily due to the significant pay-down of debt in 2003 using cash proceeds from the sale of our directory business. We expect that our interest expense will decline by approximately $300 million in 2006 as a result of our debt restructuring activity. See Note 8—Borrowings to our consolidated financial statements in Item 8 of this report for further information.

Loss(gain) on early retirement of debt-net. The 2005 loss on early retirement of debt was primarily due to the payment of premiums associated with the extinguishment of certain of our higher coupon debt. The gain in 2003 was primarily attributable to a $44 million gain due to the exchange of debt for shares of our common stock in 2003.

Other income—net. The decrease from 2004 to 2005 was primarily due to $80 million in gains in 2004 from the settlement of customers emerging from bankruptcy and termination of indefeasible rights of use, or IRU, agreements, offset in part by a $50 million increase in interest income from higher interest rates and an increase in cash and investment balances. The decrease from 2003 to 2004 was primarily due to gains related to the early termination of services contracts and IRU agreements, which were $20 million higher in 2003.

Gain on sale of assets. The gain on the sale of assets in 2005 was due to the sale of all of our PCS licenses and substantially all of our related wireless network assets.

Income Tax Benefit

Our continuing operations effective tax benefit (expense) rate was 0.4%, (5.1)%, and 28.3% in 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 was primarily due to expenses recognized during 2004 for uncertain tax positions. The decrease in our income tax benefit from 2003 to 2004 was primarily due to a net charge to tax expense of $88 million in 2004, which was primarily due to the $158 million increase to our asset valuation allowance for CLAS. This increase was offset primarily by a reduction in our liability for other uncertain tax positions. This and other related tax matters could require significant cash outlays if they are not successfully defended. See Note 14—Income Taxes to our consolidated financial statements in Item 8 of this report for further information.

Cumulative Effect of Changes in Accounting Principles—Net of Tax

In 2005, we recognized a charge of $22 million from the cumulative effect of adopting FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” In 2003, we recognized a gain of $206 million (net of $131 million of taxes) from the cumulative effect of adopting SFAS No. 143. See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report for further information.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1,071 million and $68 million as of December 31, 2005 and 2004, respectively. The increase in our working capital deficit was primarily caused by our use of cash to fund our tender offer for high coupon debt in the quarter ended December 31, 2005, which more than offset the working capital generated by our operations net of capital expenditures.

We believe that our cash on hand together with our short-term investments, our currently undrawn revolver and our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, settlements and/or tax payments, as further discussed in “Legal Proceedings” in Item 3 of this report, we could be required to make significant payments that we may not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

To the extent that our EBITDA (as defined in our debt covenants) is reduced by cash judgments, settlements and/or tax payments, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our line of credit and potential restrictions on incurring additional debt under certain provisions of our debt agreements.

The 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report.

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

We expect that our 2006 capital expenditures will be slightly higher than our 2005 levels, with the majority being used in our wireline services segment.

During the year ended December 31, 2005, we completed several transactions to improve our near-term financial position, including registered exchange offers, cash tender offers and consent solicitations with respect to our high coupon debt, issuances of new debt and convertible notes and debt-for-equity exchanges. For a more detailed description of these activities, see Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

In November 2005, QCII sold $1.265 billion aggregate principal amount of 3.50% Convertible Senior Notes due 2025 under a universal shelf registration statement filed with the SEC in August 2005. Due to changes in the federal securities laws effective in December 2005, we will not issue any additional securities under that registration statement. In December 2005, we filed a new universal shelf registration statement, under which we may issue up to $1.235 billion of securities in one or more offerings. Our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering.

As a result of the various debt offerings, exchanges and payments in 2005, we expect that our interest expense will decline by approximately $300 million in 2006.

Long-Term View

We have historically operated with a working capital deficit as a result of our highly leveraged position, and it is likely that we will operate with a working capital deficit in the future. We believe that cash provided by operations and our currently undrawn revolver, combined with our current cash position and continued access to capital markets to refinance our current portion of debt, should allow us to meet our cash requirements for the foreseeable future.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

The 2005 QSC Credit Facility makes available to us $850 million of additional credit subject to certain restrictions as described below, and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a greater impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report.

Payment Obligations and Contingencies

Payment Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2005:

	Payments Due by Period
	2006	2007	2008	2009	2010	2011 and Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations:(1)
Long-term debt	$495	$996	$595	$1,315	$927	$11,264	$15,592
Interest on debt(2)	1,114	1,047	1,001	907	847	6,888	11,804
Capital lease and other obligations	35	33	30	21	8	45	172
Operating leases	289	261	233	213	182	1,125	2,303

Subtotal	1,933	2,337	1,859	2,456	1,964	19,322	29,871
Purchase commitment obligations:(3)(5)
Telecommunications commitments(4)	166	87	66	10	—	—	329
IRU operating and maintenance obligations	17	17	17	17	17	195	280
Advertising and promotion	37	32	31	31	31	174	336
Services	12	10	6	1	1	—	30

Total purchase commitment obligations	232	146	120	59	49	369	975

Total future contractual obligations	$2,165	$2,483	$1,979	$2,515	$2,013	$19,691	$30,846

(1)	The table does not include:

•	our open purchase orders as of December 31, 2005. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•	accounts payable of $773 million, accrued expenses and other current liabilities of $2.3 billion, and other long-term liabilities of $1.5 billion, all of which are recorded on our December 31, 2005 consolidated balance sheet; and

•	any amounts related to the legal contingencies described in Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report.

(2)	Interest expense in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2005.

(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support. Future payments under certain services contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(4)	In the ordinary course of business and in order to optimize our cost structure, we enter into contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates, we assessed our minimum commitment based on the termination fees to exit the contracts, assuming we exited the contracts on December 31, 2005. At December 31, 2005 the termination fees that would have been incurred to exit all such contracts would have been approximately $382 million. These termination fees are excluded from the above table as the fees would not be paid in every year and the timing of such payments, if any, is uncertain. We believe that the payment of these fees is remote in the future under normal business conditions.

(5)	We calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that may have to be paid to exit the contract. If we elect to exit these contracts, termination fees for all such contracts could be approximately $228 million in 2006. These termination fees are excluded from the above table as the fees would not be paid in every year and the timing of such payments, if any, is uncertain. We believe that the payment of these fees is remote in the future under normal business conditions.

Employee Benefit Plans. We offer pension, non-qualified, post-retirement healthcare and life insurance benefits to certain current and future retirees, some of which are due under contractual agreements. Pension and certain occupational post-retirement benefits are paid through trusts and therefore are not included in this table as we are not able to reliably estimate future required contributions to the trusts, if any. As of December 31, 2005, our qualified defined benefit pension plan was fully funded. As of December 31, 2005, we had a liability recorded on our balance sheet of $3.459 billion for non-qualified pension, post-retirement healthcare and life insurance and other post-employment benefit obligations. The liability is impacted by various actuarial assumptions and will differ from the sum of the future value of actuarially estimated payments. See further discussion of our benefit plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Off-Balance Sheet Arrangements

In 2004, we identified two relationships that may be subject to consolidation by us under the accounting guidance in FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. Both relationships are with entities that provide or provided Internet port access and services to their customers. In November 2005, we entered into a settlement agreement with one of the entities, which terminated any potential variable interests and any consolidation requirements under FIN 46R. We do not currently have sufficient information about the other entity to complete our analysis under FIN 46R, even though until this entity ceased doing business we continuously requested such information. Unless further information becomes available to us about this entity, which we believe is unlikely because the entity has ceased doing business, we are unable to come to any conclusion regarding consolidation under FIN 46R. We previously recorded a liability and charge associated with our relationship with the second entity, and as a result, we believe that our exposure to loss, excluding interest accretion, has been reflected in our consolidated financial statements.

Other than this entity and the operating leases described above, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of the financial statements.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $147 million. At December 31, 2005, we had outstanding letters of credit of approximately $144 million.

Historical View

The following table summarizes the decrease in our cash and cash equivalents for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2005	2004	2003	2005 v 2004	2004 v 2003	2005 v 2004	2004 v 2003
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,313	$1,848	$2,175	$465	$(327)	25%	(15)%
Used for investing activities	(459)	(1,905)	(2,730)	1,446	825	76%	30%
Used for financing activities	(2,159)	(158)	(4,856)	(2,001)	4,698	nm	97%

Decrease in cash and cash equivalents	$(305)	$(215)	$(5,411)	$(90)	$5,196	(42)%	96%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Activities

Our primary source of funds is cash generated from operating activities. During 2005 cash from operating activities improved as income increased due to our continued efforts to reduce costs and maintain or grow revenue. Changes in operating assets and liabilities caused a use of funds in 2005 due in large part to payments made on our contracts with KMC and our second and final payment of $125 million related to our 2004 settlement with the SEC. These uses were offset by additional improvements in working capital management from credit, collections and payment initiatives. In 2004, changes in operating assets and liabilities caused a source of funds largely due to a legal reserve of $550 million and tax reserves, reduced by our first payment of $125 million related to the above-mentioned settlement with the SEC. Cash provided by operating activities decreased from 2003 to 2004 as large settlement, tax and restructuring payments were offset by improvements in our working capital accounts.

Investing Activities

Cash used for investing activities decreased in 2005 primarily as a result of liquidating short-term investments in order to pay down debt and reduced capital expenditure levels. We believe that our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as high-speed Internet, long-distance and VoIP products.

Financing Activities

Cash used for financing activities increased from 2004 to 2005 primarily due to debt repayments and associated early retirement of debt costs, and decreased from 2003 to 2004 primarily due to the payment of debt in 2003 with proceeds from the sale of our directory publishing business.

At December 31, 2005, we were in compliance with all provisions or covenants of our borrowings. See Note 8—Borrowings to our consolidated financial statements in Item 8 of this report for more information on our 2005 and historical financing activities as well as additional information regarding the covenants of our existing debt instruments. We paid no dividends in 2005.

Credit Ratings

The table below summarizes our long-term debt ratings at December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	B1	BB-	NR	B2	BB-	NR
Qwest Corporation	Ba3	BB	BB+	Ba3	BB-	BB
Qwest Communications Corporation	NR	NR	B+	NR	NR	B
Qwest Capital Funding, Inc.	B3	B	B+	Caa2	B	B
Qwest Communications International Inc.*	B2/B3	B	BB/B+	B3/Caa1/Caa2	B	B+/B

NR = Not rated

* = QCII notes have various ratings

On October 20, 2005, S&P raised its ratings on QC to BB and assigned a BB rating to the 2005 QSC Credit Facility. On November 1, 2005, Moody’s raised its ratings on Qwest and its affiliates as reflected in the table above. In addition, Moody’s assigned a B1 rating to the 2005 QSC Credit Facility. On November 15, 2005, Fitch raised its ratings on Qwest and its affiliates as reflected in the table above. At the same time, Fitch also assigned a BB+ rating to the 2005 QSC Credit Facility.

With respect to Moody’s, a Ba rating is judged to have speculative elements, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. The “1,2,3” modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A BB rating indicates that the issuer currently has the capacity to meet its financial commitment on the obligation; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. An obligation rated B is more vulnerable to nonpayment than obligations rated BB, but the obligor currently has capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within the major categories.

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

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations, either past or present. For a detailed discussion on the application of these and other significant accounting policies, see the notes to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered “critical” because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. Note that our preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as future usage under long-term contracts, customer retention patterns, collectibility of accounts receivable, expected economic duration of assets to be depreciated or amortized, asset valuations, internal labor capitalization rates, recoverability of assets, rates of return on assets held for employee benefits, timing and amounts of future employee benefit payments, uncertain tax positions, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Loss Contingencies and Litigation Reserves

We are involved in several material legal proceedings, as described in more detail in “Legal Proceedings” in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If a loss is considered possible and the amount can be reasonably estimated, we disclose it if material. For income tax related matters, we record a liability computed at the statutory income tax rate if we determine that (i) we do not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we do not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. The overall tax liability also considers the anticipated utilization of any applicable tax credits and net operating losses. To the extent these estimates are more or less than the actual liability resulting from the resolution of such matters, our earnings will be increased or decreased accordingly and if the differences are material, our consolidated financial statements could be materially impacted.

Revenue Recognition and Related Reserves

Revenue from services is recognized when the services are provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected life of the product, generally one to five years. Payments received in advance are deferred until the service is provided. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If the elements are not deemed separable, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to estimated lives and to the assessment of whether bundled elements are separable are “critical accounting estimates” because: (i) they require management to make assumptions about how long we will retain customers; (ii) the assessment of whether bundled elements are separable is subjective; (iii) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (iv) the assessment of whether bundled elements are separable may result in revenue being reported in different periods than significant portions of the related costs.

As the telecommunications market experiences greater competition and customers shift from traditional land based telephony services to wireless and Internet-based services, our estimated customer relationship period could decrease and we will accelerate the recognition of deferred revenue and related costs over a shorter estimated customer relationship period.

Restructuring and Realignments

Periodically, we commit to exit certain business activities, eliminate office or facility locations and/or reduce our number of employees. The amount we record for such a charge depends upon various assumptions, including future severance payments, sublease income, length of time on market for abandoned rented facilities and contractual termination costs. Such estimates are inherently judgmental and may change materially based upon actual experience. The estimate of future losses on sublease income and disposal activity generally involves the most significant judgment. Due to the estimates and judgments involved in the application of each of these accounting policies, changes in our plans and these estimates and market conditions could materially impact our financial condition or results of operations.

Economic Lives of Assets to be Depreciated or Amortized

Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated useful lives of our property, plant and equipment would have been decreased depreciation of approximately $370 million or increased depreciation of approximately $520 million, respectively. The effect of a one year increase or decrease in the estimated useful lives of our intangible assets with finite lives would have been decreased amortization of approximately $80 million or increased amortization of approximately $130 million, respectively.

Pension and Post-Retirement Benefits

Pension and post-retirement healthcare and life insurance benefits attributed to employees’ service during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits or over the term of the collective bargaining agreement, as applicable. Pension and post-retirement costs are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

In computing the pension and post-retirement healthcare and life insurance benefit costs, we must make numerous assumptions about such things as discount rates, expected rate of return on plan assets, employee mortality and turnover, salary and wage increases, expected future cost increases, healthcare claims experience and negotiated caps on reimbursable costs. These items generally have the most significant impact on the level of cost: the discount rate, the expected rate of return on plan assets and the terms of our post-retirement plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions.

Annually, we set our discount rate primarily based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension and other post-retirement benefits. In making this determination, we use a simple average of four specific indices of high quality corporate bond yields that would generate the necessary cash flows to pay our projected benefits when due.

The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans’ assets. The rate of return is determined by the investment composition of the plan assets and the long-term risk and return forecast for each asset category. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected risk and return characteristics for each asset class are reviewed annually and revised, as necessary, to reflect changes in the financial markets.

The estimate of the accumulated benefit obligation (“ABO”) for our occupational (union) post-retirement plan benefits is based on the terms of our written benefit plan as negotiated with our employees’ unions. In making this determination we consider the exchange of benefits between us and our employees that occurs as part of the negotiations.

We have a noncontributory qualified defined benefit pension plan, or the pension plan, for substantially all management and occupational (union) employees. Our post-retirement benefit plans for certain current and future retirees include healthcare and life insurance benefits. To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the market-related asset value of the pension plan and to the fair value of post-retirement plan assets. The market-related asset value is a computed value that recognizes changes in fair value of pension plan equity assets over a period of time, not to exceed five years. The five year weighted average gains and losses related to the equity assets are added to the fair value of bonds and other assets at year-end to arrive at the market-related asset value. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we elected to recognize actual returns on our pension plan assets ratably over a five year period when computing our market-related value of pension plan assets. This method has the effect of reducing the impact on expense from annual market volatility that may be experienced from year to year.

Changes in any of the assumptions we made in computing the pension and post-retirement healthcare and life insurance benefit costs could have a material impact on various components that comprise these expenses. Factors to be considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hiring or downsizings, medical cost trends and changes in our collective bargaining agreements. Changes in any of these factors could impact cost of sales and SG&A in the consolidated statement of operations as well as the value of the asset or liability on our consolidated balance sheet. If our assumed expected rate of return of 8.5% for 2005 were 100 basis points lower, the impact would have been to increase the pension and post-retirement expense by $97 million. If our assumed discount rate of 5.75% for 2005 were 100 basis points lower, the impact would have been to increase the net expense by $77 million. If the caps on reimbursement of post-retirement health costs for certain plan participants that are effective January 1, 2009, were not substantive, the impact would have been to increase our ABO approximately $2.3 billion.

The pension plan ABO represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. If the ABO exceeds plan assets and at least this amount has not been accrued, an additional minimum liability must be recognized. Annually, we evaluate the funded status of our pension plan to determine whether any additional minimum liability is required to be recognized.

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

Impairments of Long-lived Assets

Pursuant to the 2003 services agreement with a third-party provider that allows us to resell wireless services, our wireless customers who were serviced through our proprietary wireless network were transitioned onto the third-party provider’s network. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto this network, in the third quarter of 2003 we performed an evaluation of the recoverability of the carrying value of our long-lived wireless network assets.

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

Estimating the fair value of the asset groups involved significant judgment and a variety of assumptions. Comparable market data was obtained by reviewing recent sales of similar asset types. The price allocated to these assets in our subsequent agreement to sell the assets to Verizon indicated that the ultimate proceeds from the sale of the assets differed from our estimate by an immaterial amount.

Asset Retirement Obligations

We have network assets located in leased properties such as equipment rooms, central offices, and wireless sites. For certain of these leases, we are legally obligated to remove our equipment when the lease expires. As required by SFAS No. 143, we record a liability for the estimated current fair value of the costs associated with these removal obligations. We estimate our removal liabilities using historical cost information, industry factors, and current engineering estimates. We then estimate the present value of these costs by discounting the future expected cash payout to current fair value based on our incremental borrowing rate. To the extent there are material differences between our estimated and actual removal costs and our estimated and actual discount rates, we could be required to adjust our recorded liabilities at that time. These estimates were critical factors in determining the net income impact of $206 million upon the adoption of SFAS No. 143 in 2003.

Recently Adopted Accounting Pronouncements and Cumulative Effect of Adoption

In December 2005, we adopted FIN 47, which is an interpretation of SFAS No. 143 and requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is demolished or under certain circumstances, renovated. Upon adoption of FIN 47, we determined that we have conditional asset retirement obligations to properly dispose of or encapsulate asbestos in several of our buildings and to close fuel storage tanks and dispose of other potentially hazardous materials. We recorded a cumulative effect of a change in accounting principle charge upon adoption of FIN 47 of $22 million (liability of $26 million net of an asset of $4 million) in 2005. Had FIN 47 been adopted prior to 2003, our liabilities associated with asset retirement obligations would have increased by $25 million both at December 31, 2004 and 2003. Had we adopted FIN 47 prior to 2003, our operating results for the years ending December 31, 2005, 2004 and 2003 would not have changed materially.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets,” or SFAS No. 153, which we adopted in July 2005. Prior to the adoption of SFAS No. 153, we were required to measure the value of certain assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we now measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 has not had a material effect on our financial position or results of operations for the year ended December 31, 2005.

We adopted the provisions of FIN 46R in the first quarter of 2004. FIN 46R requires an evaluation of three additional criteria to determine if consolidation is required. These criteria are: (i) whether the entity is a variable interest entity; (ii) whether the company holds a variable interest in the entity; and (iii) whether the company is the primary beneficiary of the entity. If all three of these criteria are met, consolidation is required.

Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us under the provisions of FIN 46R. Both relationships are with groups of entities that provide Internet port access and services to their customers. The first relationship was with entities owned by KMC Telecom Holdings, Inc. As discussed in “Legal Proceedings—Matters Resolved in the Fourth Quarter of 2005” in Item 3 of this report, in November 2005 we entered into a settlement agreement with KMC and one of its lenders to resolve all outstanding disputes and obligations between and among us, KMC and the lender. As a result of the settlement, we have severed our relationship with KMC in its entirety and terminated any potential variable interests and any consolidation requirements under FIN 46R.

We previously recorded a liability and charge associated with our relationship with the second entity. We do not currently have sufficient information about this entity to complete our analysis under FIN 46R, even though until this entity ceased doing business we had continuously requested such information. Unless further information becomes available to us about this entity, which we believe is unlikely because the entity has ceased doing business, we are unable to come to any conclusion regarding consolidation under FIN 46R. As a result of previously recording a liability and charge associated with this relationship, we believe that our exposure to loss, excluding interest accretion, has been reflected in our financial statements.

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We adopted the provisions of FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Accounting for the government subsidy provided under the Act reduced our accumulated post-retirement benefit obligation by $235 million. The Medicare Act reduced the prescription drug expense component of our 2005 and 2004 post-retirement benefit expenses by $38 million and $33 million, respectively. During 2005, the Center for Medicare and Medicaid Services issued and clarified rules for implementing the Medicare Act. We have revised our actuarial estimate of the federal subsidy and using our December 31, 2005 measurement date, the total reduction in our ABO was $510 million. This reduction was recorded as an unrecognized actuarial gain which will be amortized to expense. The issuance and clarification of the rules for implementing the Medicare Act during 2005 are expected to further reduce our prescription benefit cost in 2006. See Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Recently Issued Accounting Pronouncements

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections,” or SFAS No. 154, which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. Currently, we do not anticipate any voluntary changes in accounting principles that, upon the adoption of SFAS No. 154, would have a material effect on our financial position or results of operations.

In April 2005, the SEC delayed the effective date of SFAS No. 123R, “Share Based Payments,” or SFAS No. 123R. SFAS No. 123R was effective for us as of the interim reporting period beginning January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. We do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations. However, depending on valuation factors such as the price of our common stock, if we grant stock-based awards at similar volume to what was granted in prior years, then the application of SFAS No. 123R could have a material impact on our results of operations in future periods.

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

Approximately $2.0 billion of floating-rate debt was exposed to changes in interest rates as of December 31, 2005 and December 31, 2004. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would have increased annual pre-tax interest expense by $20 million in 2005. As of December 31, 2005 and December 31, 2004, we had approximately $0.5 billion and $0.6 billion, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of December 31, 2005, we had $737 million invested in money market instruments and $60 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical increase of 100 basis points in money market rates would be immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Risk Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, effective December 31, 2005, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Also, as discussed in note 2, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Qwest Communications International Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 16, 2006

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$13,903	$13,809	$14,288
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	5,836	5,890	6,455
Selling, general and administrative	4,147	4,971	4,690
Depreciation	2,612	2,626	2,739
Capitalized software and other intangible assets amortization	453	497	428
Asset impairment charges	—	113	230

Total operating expenses	13,048	14,097	14,542

Other expense—net:
Interest expense—net	1,483	1,531	1,757
Loss (gain) on early retirement of debt—net	462	1	(38)
Other income—net	(67)	(106)	(141)
Gain on sale of assets	(263)	(8)	—

Total other expense—net	1,615	1,418	1,578

Loss before income taxes, discontinued operations and cumulative effect of changes in accounting principles	(760)	(1,706)	(1,832)
Income tax benefit (expense)	3	(88)	519

Loss from continuing operations	(757)	(1,794)	(1,313)
Income from and gain on sale of discontinued operations, net of taxes of $0, $0 and $1,658, respectively	—	—	2,619

(Loss) income before cumulative effect of changes in accounting principles	(757)	(1,794)	1,306
Cumulative effect of changes in accounting principles, net of taxes of $0, $0 and $131, respectively	(22)	—	206

Net (loss) income	$(779)	$(1,794)	$1,512

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.41)	$(1.00)	$(0.76)
Discontinued operations, net of taxes	—	—	1.51

(Loss) income before cumulative effect of changes in accounting principles	(0.41)	(1.00)	0.75
Cumulative effect of changes in accounting principles, net of taxes	(0.01)	—	0.12

Basic and diluted (loss) income per share	$(0.42)	$(1.00)	$0.87

Basic and diluted weighted-average shares outstanding	1,836,374	1,801,405	1,738,766

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$846	$1,151
Short-term investments	101	764
Accounts receivable—less allowances of $167 and $178, respectively	1,525	1,594
Prepaid expenses and other assets	692	709

Total current assets	3,164	4,218

Property, plant and equipment—net	15,568	16,853
Capitalized software and other intangible assets—net	1,007	1,179
Prepaid pension asset	1,165	1,192
Other assets	593	882

Total assets	$21,497	$24,324

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current borrowings	$512	$596
Accounts payable	773	731
Accrued expenses and other current liabilities	2,317	2,290
Deferred revenue and advance billings	633	669

Total current liabilities	4,235	4,286
Long-term borrowings (net of unamortized debt discount of $221 and $32, respectively)	14,968	16,690
Post-retirement and other post-employment benefit obligations	3,459	3,428
Deferred revenue	522	559
Other long-term liabilities	1,530	1,973

Total liabilities	24,714	26,936
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized, none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,867,422 and 1,817,494 issued, respectively	19	18
Additional paid-in capital	43,290	43,111
Treasury stock—1,062 and 1,108 shares, respectively (including 62 and 168 shares, respectively, held in rabbi trust)	(17)	(20)
Accumulated deficit	(46,500)	(45,721)
Accumulated other comprehensive loss	(9)	—

Total stockholders’ deficit	(3,217)	(2,612)

Total liabilities and stockholders’ deficit	$21,497	$24,324

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(779)	$(1,794)	$1,512
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from and gain on sale of discontinued operations—net of taxes	—	—	(2,619)
Depreciation and amortization	3,065	3,123	3,167
Provision for bad debts—net	173	194	304
Cumulative effect of changes in accounting principles—net of taxes	22	—	(206)
Asset impairment charges	—	113	230
Gain on sale of assets	(263)	(8)	—
Deferred income taxes	(5)	7	(532)
Loss (gain) on early retirement of debt—net	462	1	(38)
Other non-cash charges—net	37	91	212
Changes in operating assets and liabilities:
Accounts receivable	(104)	170	78
Prepaid and other current assets	(8)	(20)	65
Accounts payable and accrued expenses	73	(80)	(126)
Deferred revenue and advanced billings	(73)	(255)	(247)
Other non-current assets and liabilities	(287)	306	375

Cash provided by operating activities	2,313	1,848	2,175

INVESTING ACTIVITIES
Expenditures for property, plant and equipment and intangible assets	(1,613)	(1,731)	(2,088)
Proceeds from sale of property and equipment	420	48	7
Proceeds from sale of investment securities	1,793	1,922	13
Purchase of investment securities	(1,086)	(2,137)	(601)
Other	27	(7)	(61)

Cash used for investing activities	(459)	(1,905)	(2,730)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	3,152	2,601	1,729
Repayments of long-term borrowings, including current maturities	(4,716)	(2,714)	(5,792)
Net payments of from short-term debt	—	—	(750)
Proceeds from issuance of common and treasury stock	39	10	—
Early retirement of debt costs	(567)	—	—
Debt issuance costs	(67)	(55)	(43)

Cash used for financing activities	(2,159)	(158)	(4,856)

CASH AND CASH EQUIVALENTS
Decrease in cash and cash equivalents	(305)	(215)	(5,411)
Net cash generated by discontinued operations (operating activities)	—	—	234
Proceeds from sale of directory publishing business (investing activity)	—	—	4,290
Beginning balance	1,151	1,366	2,253

Ending balance	$846	$1,151	$1,366

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
	(Shares in thousands)	(Dollars in millions)
Balance, December 31, 2002	1,699,115	$43,242	$(618)	$(45,439)	$(15)	$(2,830)
Net income	—	—	—	1,512	—	1,512	$1,512
Other comprehensive loss—net of taxes	—	—	—	—	(2)	(2)	(2)

Total comprehensive income							$1,510

Common stock issuances:
401(k) plan match	18,260	76	—	—	—	76
Other	(21)	—	—	—	—	—
Stock-based compensation expense	—	6	—	—	—	6
Extinguishment of debt	52,482	(396)	598	—	—	202
Rabbi Trust treasury share issuance	60	(5)	5	—	—	—
Other	—	20	—	—	—	20

Balance, December 31, 2003	1,769,896	42,943	(15)	(43,927)	(17)	(1,016)
Net loss	—	—	—	(1,794)	—	(1,794)	$(1,794)
Other comprehensive income—net of taxes	—	—	—	—	17	17	17

Total comprehensive loss							$(1,777)

Common stock issuances:
Stock options exercised	794	2	—	—	—	2
Employee stock purchase plan	2,257	7	—	—	—	7
401(k) plan match	7,454	33	—	—	—	33
Stock-based compensation expense	—	(2)	—	—	—	(2)
Extinguishment of debt	36,354	144	—	—	—	144
Rabbi Trust treasury share disposition (issuance)	159	(8)	9	—	—	1
Other	(528)	10	(14)	—	—	(4)

Balance, December 31, 2004	1,816,386	43,129	(20)	(45,721)	—	(2,612)
Net loss	—	—	—	(779)	—	(779)	$(779)
Other comprehensive loss—net of taxes	—	—	—	—	(9)	(9)	(9)

Total comprehensive loss							$(788)

Common stock issuances:
Stock options exercised	8,432	26	—	—	—	26
Employee stock purchase plan	2,064	7	—	—	—	7
401(k) plan trustee discretionary purchases	1,084	5	—	—	—	5
Extinguishment of debt	38,348	145	—	—	—	145
Rabbi Trust treasury share disposition (issuance)	106	(3)	4	—	—	1
Other	(60)	—	(1)	—	—	(1)

Balance, December 31, 2005	1,866,360	$43,309	$(17)	$(46,500)	$(9)	$(3,217)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2005, 2004 and 2003

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries. References in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Business and Background

We provide local telecommunications and related services, long-distance services and wireless, data and video services within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We also provide reliable, scalable and secure broadband data and voice (including long-distance) services outside our local service area as well as globally.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) in the first quarter of 2004. Upon adoption of FIN 46R, we identified two relationships that may be subject to consolidation by us. Both relationships are with entities that provide or provided Internet port access and services to their customers. In November 2005, we entered into a settlement agreement with one of the entities, which terminated any potential variable interests and any consolidation requirements under FIN 46R. We do not currently have sufficient information about the other entity to complete our analysis under FIN 46R. Until further information is available to us about this entity, which we believe is unlikely because this entity ceased doing business, we are unable to come to any conclusion regarding consolidation under FIN 46R.

Note 2: Summary of Significant Accounting Policies

Significant Accounting Polices

Basis of presentation. The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

Use of estimates. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. For income tax related matters, we record a liability computed at the statutory income tax rate if we determine that (i) we do not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we do not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. Actual results could differ from these estimates.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Reclassifications. We have reclassified our investments in auction rate securities of $619 million as of December 31, 2004 from cash and cash equivalents into short-term investments in our consolidated balance sheets. We invest in auction rate securities as part of our cash management strategy. These investments are highly liquid, variable-rate debt securities. While the underlying security typically has a stated maturity of 20 to 30 years, the interest rate is reset through dutch auctions that are typically held every 7, 28 or 35 days, creating a highly liquid, short-term instrument. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We have reclassified the purchases and sales of these auction rate securities in our consolidated statements of cash flows, increasing cash used for investing activities by $229 million from $1,676 million to $1,905 million for the year ended December 31, 2004 and increasing cash used for investing activities by $390 million from $2,340 million to $2,730 million for the year ended December 31, 2003. This reclassification has no impact on previously reported total current assets, total assets, working capital position, results of operations or debt covenants and does not affect previously reported cash flows from operating or financing activities.

Other short-term investments of $145 million as of December 31, 2004 have also been reclassified to short-term investments from prepaid and other assets.

Certain other prior year balances have been reclassified to conform to the current year presentation.

Revenue recognition. Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from one to five years. The amount of customer acquisition costs which are deferred is less than or equal to the amount of up-front fees deferred. Costs in excess of up-front fees are recorded as an expense in the period incurred. Expected customer relationship periods are estimated using historical data of actual product patterns. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

Advertising costs. Costs related to advertising are expensed as incurred. Advertising expense was $430 million; $362 million and $335 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in selling, general and administrative on our consolidated statements of operations.

Income taxes. The provision for income taxes consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods, and adjustments to our liabilities for uncertain tax positions. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

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

We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits ratably over the estimated service lives of the related assets as a credit to our income tax provision in our consolidated statement of operations.

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

Assets held for sale and discontinued operations. Assets to be disposed of that meet all of the criteria to be classified as held for sale are reported at the lower of their carrying amounts or fair values less cost to sell. Assets are not depreciated while they are classified as held for sale. Assets held for sale that are significant and have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of our assets are reported in discontinued operations when (a) it is determined that the operations and cash flows of the assets will be eliminated from our ongoing operations and (b) we will not have any significant continuing involvement in the operations of the assets after the disposal transaction.

Property, plant and equipment. Property, plant and equipment are carried at cost, plus the estimated value of any associated legal retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual or when a sale involves land or assets associated with the sale of customer contracts. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

We have asset retirement obligations associated with the removal of a limited group of property, plant and equipment assets from leased properties, and the disposal of certain hazardous materials present in our owned

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred.

Our policy for asset retirement obligations was changed at December 31, 2005 to include accruals for the estimated disposal costs of certain hazardous materials present in our owned properties, pursuant to our adoption of FIN 47. See further discussion below in the section entitled Recently adopted accounting pronouncements. Our policy for asset retirement obligations was also changed in 2003 with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Prior to 2003, we included estimated net removal costs (removal costs less salvage) in our group depreciation rates, including those asset retirement obligations that were not legally binding. These costs had been reflected in the calculation of depreciation expense and, therefore, were recognized in accumulated depreciation. The change in policy in 2003 required us to record a cumulative effect of a change in accounting principle benefit of $365 million before taxes. The total net income impact of the 2003 change in policy was $206 million ($365 million less an asset retirement obligation of $43 million, net of an incremental adjustment to the historical cost of the underlying assets of $15 million, net of income taxes of $131 million).

Impairment of long-lived assets. We review long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the asset’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

Capitalized software, goodwill and other intangible assets. Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over an estimated useful life of 18 months to five years. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software.

Intangible assets arising from business combinations, such as goodwill, customer lists, trademarks and trade names, are initially recorded at fair value. Other intangible assets not arising from business combinations, such as capitalized software, are initially recorded at cost.

Intangible assets with finite lives are amortized on a straight-line basis over that life. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Impairment of goodwill and other indefinite-lived intangible assets. Goodwill and other long-lived intangible assets with indefinite lives, such as trademarks, trade names and wireless spectrum licenses, are reviewed for impairment annually or whenever an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, goodwill and other indefinite lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations.

Investments. Investments where we exercise significant influence, but do not control the investee are accounted for under the equity method of accounting. Under the equity method, investments are recorded at initial cost and are adjusted for contributions, distributions and our share of the investee’s income or losses as well as impairment write-downs for other-than-temporary declines in value.

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

Derivative instruments. All derivatives are measured at fair value and recognized as either assets or liabilities in our consolidated balance sheets. Changes in the fair values of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in our consolidated statement of operations in other income—net in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in earnings (losses) when the hedged item is recognized in earnings (losses).

Restructuring charges. Periodically, we commit to exit certain business activities, eliminate administrative and network locations and/or significantly reduce our number of employees. At the time a restructuring plan is approved, we record a charge to our consolidated statement of operations for our estimated costs associated with the plan. We also record a charge when we permanently cease use of a leased location. Charges associated with these exits or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and net amounts that we estimate we will pay in the future. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), charges associated with abandoned operating leases recorded under restructuring plans in 2003 and subsequently were measured using the present value of the estimated net amounts we will pay, while charges recorded prior to 2003 were measured on an undiscounted basis.

Fair value of financial instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable, borrowings and interest rate swap agreements. The carrying values of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

cash and cash equivalents, accounts receivable, auction rate securities, marketable debt securities, accounts payable and short-term borrowings approximate their fair values because of their short-term nature. Our publicly traded marketable debt securities investments classified as held-to-maturity are recorded at amortized cost, not at fair value. The fair value of these investments based on quoted market prices was $41 million and $189 million at December 31, 2005 and 2004, respectively. Our long-term borrowings had a fair value of approximately $16.1 billion and $18.4 billion at December 31, 2005 and 2004, respectively. We did not have any interest rate swap agreements in effect at December 31, 2005. Our interest rate swap agreements had a fair value of $5 million at December 31, 2004. The fair values of our long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

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

Had compensation cost for our stock-based compensation plans been determined under the fair-value method in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), our net loss and basic and diluted loss per share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions, except per share amounts)
Net (loss) income:
As reported	$(779)	$(1,794)	$1,512
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(171)	(59)	(65)

Proforma	$(950)	$(1,853)	$1,447

Earnings (loss) per share:
As reported—basic and diluted	$(0.42)	$(1.00)	$0.87
Pro forma—basic and diluted	$(0.52)	$(1.03)	$0.83

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

On August 18, 2005, the Compensation and Human Resources Committee of our Board of Directors accelerated the vesting of all outstanding and unvested stock options that have an exercise price equal to or greater than $3.79, which was the closing market price of Qwest’s common stock on such date. As a result of the acceleration, 50.4 million stock options, of which 10.5 million stock options were held by our executive officers,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

became exercisable on August 18, 2005. The impact of the acceleration on net (loss) income as shown in the above table was an increase in proforma stock-based compensation expense of approximately $103 million in 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged.

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

Recently Adopted Accounting Pronouncements

In December 2005, we adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 is an interpretation of SFAS No. 143 and requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is remodeled or demolished. Upon adoption of FIN 47, we determined that we have conditional asset retirement obligations to properly dispose of or encapsulate asbestos in several of our buildings and to dispose of fuel storage tanks and other similar potentially hazardous items. We recorded a cumulative effect of a change in accounting principle charge upon adoption of FIN 47 of $22 million (liability of $26 million net of an asset of $4 million) in 2005. Had FIN 47 been adopted prior to 2003, our liabilities associated with asset retirement obligations would have increased by $25 million both at December 31, 2004 and 2003. Had we adopted FIN 47 prior to 2003, our operating results for the years ending December 31, 2005, 2004 and 2003 would not have changed materially.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets” (“SFAS No. 153”), which we adopted on July 1, 2005. Prior to the adoption of SFAS No. 153, we were required to measure the value of certain assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we now measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 has not had a material effect on our financial position or results of operations for the year ended December 31, 2005.

Recently Issued Accounting Pronouncements

In May 2005, the FASB, as part of an effort to conform to international accounting standards, issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. Currently, we do not anticipate any voluntary changes in accounting principles that, upon the adoption of SFAS No. 154, would have a material effect on our financial position or results of operations.

In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R. SFAS No. 123R is effective for us as of the interim reporting period beginning January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Based on the unvested stock-based awards outstanding at December 31, 2005, we do not anticipate that the adoption of SFAS No. 123R will have a material impact on our financial position or results of operations. However, depending on valuation factors such as the price of our common stock, if we grant stock-based awards at a similar volume to what was granted in prior years, then the application of SFAS No. 123R could have a material impact on our results of operations in future periods.

Note 3: Accounts Receivable

The following table presents details of our accounts receivable balances:

	December 31,
	2005	2004
	(Dollars in millions)
Trade receivables	$1,197	$1,239
Earned and unbilled receivables	352	357
Purchased receivables	65	83
Other receivables	78	93

Total accounts receivables	1,692	1,772
Less: Allowance for bad debts	(167)	(178)

Accounts receivable—net	$1,525	$1,594

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

Note 4: Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	Depreciable Lives	December 31,
		2005	2004
		(Dollars in millions)
Land	N/A	$104	$107
Buildings	15-40 years	3,486	3,588
Communications equipment	8-10 years	19,505	19,346
Other network equipment	8-50 years	19,964	19,355
General purpose computers and other	3-11 years	2,686	2,844
Construction in progress	N/A	209	188

Total property, plant and equipment		45,954	45,428
Less: accumulated depreciation		(30,386)	(28,575)

Property, plant and equipment—net		$15,568	$16,853

Asset impairments recognized for property, plant and equipment and internal use software projects for the years ended December 31, 2005, 2004 and 2003 were $0 million, $113 million, and $230 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

2004 Activities

During 2004, in conjunction with our effort to sell certain assets, we determined that the carrying amounts were in excess of our expected sales price, which indicated that our investments in these assets may have been impaired at that date. As a result of such efforts and pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we recorded the following impairment charges:

•	Impairment charges totaling $67 million to reduce the carrying value of network supplies held for sale to their estimated fair value based on recent selling prices for comparable assets.

•	Impairment charges totaling $46 million for hosting assets sold in conjunction with sub-leasing a network facility, a reduction in the carrying value of payphone assets to their estimated fair value and for various long-term network capacity leases that were abandoned.

In accordance with SFAS No. 144, the estimated fair value of the impaired assets becomes the new basis for accounting purposes. As such, approximately $122 million in accumulated depreciation was eliminated against the cost of these impaired assets in connection with the accounting for these impairments. The impact of the impairments is not material to our depreciation expense.

2003 Activities

In August 2003, we entered into a services agreement with a third-party wireless provider that allowed us to sell wireless services. Due to the anticipated decrease in usage of our own wireless network following the transition of our customers onto the third-party provider’s network, we determined, in the third quarter of 2003, that certain asset groups were not expected to be recovered through future projected cash flows and recorded an impairment charge of $230 million.

In accordance with SFAS No. 144, the fair value of the impaired assets became the new basis for accounting purposes. As such, approximately $25 million in accumulated depreciation was eliminated in connection with the accounting for the impairment. This impairment reduced our annual depreciation and amortization expense by approximately $40 million effective October 1, 2003.

Asset Retirement Obligations

As discussed in Note 2—Summary of Significant Accounting Policies, we adopted SFAS No. 143 on January 1, 2003, and we adopted FIN 47 on December 31, 2005. At December 31, 2005, our asset retirement obligations primarily related to the costs of removing circuit equipment from leased properties when leases expire, and the costs of properly disposing of asbestos and other hazardous materials when we remodel or demolish buildings we own. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. During 2005, we sold or disposed of our wireless towers and, in connection with that sale, the related asset retirement obligations were transferred to the buyer. See Note 6—Assets Held for Sale Including Discontinued Operations for additional information. The following is a reconciliation of our asset retirement obligations for the periods indicated:

	2005	2004	2003
	(Dollars in millions)
Asset retirement obligations, January 1	$55	$49	$43
Accretion expense	7	7	6
Liabilities incurred, including adoption of FIN 47	26	—	—
Liabilities settled and other	(15)	(1)	—

Asset retirement obligations, December 31	$73	$55	$49

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Note 5: Intangible Assets

As of December 31, 2005 and 2004, we had intangible assets with finite lives of between 1.5 and 5 years with carrying costs of $2,233 million and $2,475 million, respectively, and accumulated amortization of $1,267 million and $1,336 million, respectively. We also had trademarks and trade names with an approximate carrying value of $41 million as of December 31, 2005 and $40 million as of December 31, 2004 that have indefinite lives.

We recorded amortization expense of $453 million in 2005 for intangible assets with finite lives. Based on the current balance of intangible assets subject to amortization, the estimated amortization for each of the succeeding 5 years is as follows:

Estimated Amortization Expense
(Dollars in millions)
2006	$405
2007	248
2008	172
2009	98
2010	43

Total	$966

Note 6: Assets Held for Sale Including Discontinued Operations

In the years ended December 31, 2005 and 2004, we did not have any discontinued operations. The following table presents the summarized results of operations for the year ended December 31, 2003, related to our discontinued operations in that year. These results primarily relate to our directory publishing business.

(Dollars in millions)
Revenue	$648
Costs and expenses:
Cost of sales	(232)
Selling, general and administrative	(93)

Income from operations	323
Gain on sale of directory publishing business	4,065
Other expense	(111)

Income before income taxes	4,277
Income tax provision	(1,658)

Income from and gain on sale of discontinued operations	$2,619

Discontinued Directory Publishing Business

On November 8, 2002, we completed the first stage of the sale (the “Dex Sale”) of our directory publishing business (“Dex”), which involved the sale of Dex operations in the states of Colorado, Iowa, Minnesota, Nebraska, New Mexico, North Dakota and South Dakota (“Dex East”) for a cash sales price of $2.75 billion. We

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

recognized a gain of $1.6 billion (net of $1.0 billion in taxes) from the Dex East sale. The sale of Dex in the remaining states of Arizona, Idaho, Montana, Oregon, Utah, Washington and Wyoming (“Dex West”) was completed in September 2003. We received approximately $4.3 billion in gross cash proceeds and recognized a gain of $2.5 billion (net of $1.6 billion in taxes) from the Dex West sale.

Assets Held for Sale

On July 1, 2004, we entered into an agreement with Verizon Wireless (“Verizon”) under which it agreed to acquire all of our personal communications services, or PCS, licenses and substantially all of our related wireless network assets in our local service area (including cell sites and wireless network infrastructure, site leases, and associated network equipment). This sale closed in the first quarter of 2005, and Verizon paid us $418 million to purchase these assets. As of December 31, 2004, $160 million of the related assets were classified as held for sale. We recorded a gain of $263 million from this sale and other dispositions of wireless assets during the year ended December 31, 2005.

Note 7: Investments

The following table summarizes the carrying value of our investments as of December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Dollars in millions)
Short-term publicly traded marketable debt securities	$101	$764
Non-current investments:
Publicly traded marketable debt securities and other investments	—	45

Total investments	$101	$809

The following table summarizes information related to our investments in debt and equity securities for the years ended December 31, 2005, 2004 and 2003.

	Publicly Traded	Private Company	Total
	(Dollars in millions)
Balance as of December 31, 2002	$1	$22	$23
Additions	601	—	601
Dispositions	(13)	—	(13)
Unrealized mark-to-market gains	—	3	3
Other-than-temporary declines in value and mark-to-market adjustment of warrants	(1)	(19)	(20)

Balance as of December 31, 2003	588	6	594
Additions	2,137	—	2,137
Dispositions	(1,917)	—	(1,917)
Other-than-temporary declines in value and mark-to-market adjustment and write downs	—	(5)	(5)

Balance as of December 31, 2004	808	1	809
Additions	1,086	—	1,086
Dispositions	(1,793)	—	(1,793)
Other-than-temporary declines in value and mark-to-market adjustment and write downs	—	(1)	(1)

Balance as of December 31, 2005	$101	$—	$101

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Debt Securities

As of December 31, 2005 and 2004, our portfolio of publicly traded securities consisted of U.S. government agency debt securities, which we intend to hold to maturity, and auction rate securities that are available for sale. We accrete the discount of the hold-to-maturity bonds and recognize interest income in our consolidated statement of operations over the term of the notes using the effective interest rate method. The auction rate securities are reported on our balance sheet at par value, which equals fair value, as these securities have liquidity provisions that specify interest rate reset dates, typically every 7, 28 or 35 days. Short-term bonds of $ 41 million and $145 million and auction rate securities of $60 million and $619 million are included in short-term investments in our consolidated balance sheets as of December 31, 2005 and 2004, respectively. Non-current bonds of $0 million and $44 million are included in non-current other assets on our consolidated balance sheets as of December 31, 2005 and 2004, respectively.

Note 8: Borrowings

Current Borrowings

As of December 31, 2005 and 2004, our current borrowings consisted of:

	December 31,
	2005	2004
	(Dollars in millions)
Current portion of long-term borrowings	$492	$584
Current portion of capital lease obligations and other	20	12

Total current borrowings	$512	$596

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Long-term Borrowings

As of December 31, 2005 and 2004, long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2005	2004
	(Dollars in millions)
Qwest Corporation (“QC”):
Notes with various rates ranging from 5.50% to 9.02% including LIBOR* + 4.75% and maturities from 2007 to 2043	$7,789	$7,788
Unamortized discount	(129)	(139)
Capital lease obligations	5	11
Less: current portion	(1)	(405)
Qwest Services Corporation (“QSC”):
Notes with various rates ranging from 13.00% to 14.00% and maturities from 2007 to 2014	21	3,377
Unamortized premium	1	150
Qwest Communications Corporation (“QCC”):
7.25% Senior Notes due 2007	314	314
Unamortized discount and other	(20)	(24)
Capital lease obligations and other	82	58
Less: current portion	(7)	(1)
Qwest Capital Funding (“QCF”):
Notes with various rates ranging from 6.25% to 7.90% and maturities from 2006 to 2031	3,473	3,825
Unamortized discount	(2)	(9)
Less: current portion	(485)	(179)
Qwest Communications International Inc.:
Senior notes with various rates ranging from 3.50% to 9.47% including LIBOR + 3.50% and maturities from 2007 to 2025	3,942	1,877
Unamortized discount and other	(73)	(13)
Note payable to Anschutz Digital Media, Inc. (Note 16—Related Party Transactions)	21	27
Less: current portion	(6)	(5)
Other:
Capital lease obligations	56	44
Less: current portion	(13)	(6)

Total long-term borrowings	$14,968	$16,690

*	London interbank offering rate.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Our long-term borrowings had the following interest rates and maturities at December 31, 2005:

	Maturities
Interest Rates	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in millions)
Up to 5%	$—	$—	$—	$—	$—	$1,265	$1,265
Above 5% to 6%	6	77	328	—	—	—	411
Above 6% to 7%	—	90	171	562	500	1,591	2,914
Above 7% to 8%	485	314	71	750	403	6,643	8,666
Above 8% to 9%	1	1	22	—	—	1,750	1,774
Above 9% to 10%	—	511	—	—	—	—	511
Above 10%	3	3	3	3	24	15	51

Total	$495	$996	$595	$1,315	$927	$11,264	$15,592

Capital lease obligations							112
Unamortized discount and other							(224)
Less current borrowings							(512)

Total long-term borrowings							$14,968

QC Notes

Covenants

The indentures governing the QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QC and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QC, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2005.

New Issues

On June 17, 2005, QC issued a total of $1.15 billion aggregate principal amount of new debt consisting of $750 million of Floating Rate Notes due 2013 with interest at LIBOR plus 3.25% (7.74% as of December 31, 2005) and $400 million of 7.625% Notes due 2015.

On November 23, 2004, QC issued $250 million aggregate principal amount of its 7.875% Notes due 2011.

On August 19, 2004, QC issued an aggregate of $575 million of 7.875% Notes due 2011.

The aggregate net proceeds from the above offerings have been or will be used for general corporate purposes, including funding or refinancing our investments in telecommunication assets.

Tender Offers and Related Payments at Maturity

On June 7, 2005, QC commenced the following cash tender offers:

•	QC offered to purchase up to $250 million aggregate principal amount of its 6 5/8% Notes due 2005 (the “QC 6 5/8% Notes”). We received and accepted tenders of approximately $211 million face amount of these note for $212 million. On September 15, 2005, QC paid the remaining $39 million of these notes that matured on that date.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

•	QC offered to purchase up to $150 million aggregate principal amount of its 6 1/8% Notes due November 15, 2005 (the “QC 6 1/8% Notes”). We received and accepted tenders of approximately $129 million face amount for $130 million. On November 15, 2005, QC paid the remaining $21 million of these notes that matured on that date.

On August 11, 2004, QC commenced a cash tender offer for up to $750 million aggregate principal amount of its 7.20% Notes due November 1, 2004. QC received and accepted tenders of approximately $569 million face amount for $574 million in cash. On November 1, 2004, QC paid the remaining $181 million of these notes that matured on that date.

Prepayment

On June 20 and June 23, 2005, QC pre-paid an aggregate of $750 million face amount of the $1.25 billion floating rate tranche of its senior term loan that matures in June 2007 for $773 million.

Redemption

On May 1, 2004, QC redeemed the entire $100 million outstanding principal on its 5.65% Notes due November 1, 2004 and the entire $41 million outstanding principal amount on its 39-year 5.5% debentures due June 1, 2005 at par and all related interest ceased to accrue.

Registered Exchange Offers

On May 27, 2005, QC commenced registered exchange offers for its 7.875% Notes due 2011 (the “2011 QC Notes”) and its 8 7/8% Notes due 2012 (the “2012 QC Notes”) pursuant to the registration rights agreements that it entered into in connection with the issuance of these notes. QC completed the registered exchange offers for the 2011 QC Notes and 2012 QC Notes on July 5, 2005.

QSC Notes

Tender Offers

On December 1, 2005, QSC completed cash tender offers (the “QSC Tender Offer”), and accepted tenders, for the following notes:

•	Approximately $52 million outstanding principal amount of its 13.00% Senior Subordinated Secured Notes due 2007 (the “2007 QSC Notes,”) for $56 million.

•	Approximately $2.211 billion of the approximately $2.232 billion outstanding principal amount of its 13.50% Senior Subordinated Secured Notes due 2010 (the “2010 QSC Notes”) for $2.548 billion.

•	Approximately $641 million outstanding principal amount of its 14.00% Senior Subordinated Secured Notes due 2014 (the “2014 QSC Notes”) for $794 million.

These transactions resulted in a loss of $426 million.

In connection with the QSC Tender Offer, QSC also received consents from a majority in aggregate principal amount of all holders of the above notes agreeing to remove or modify substantially all of the restrictive covenants in the indenture governing those notes (the “Covenant Amendment Consent”) and from 66 2/3% in aggregate principal amount of all holders of the above notes to release all collateral securing these notes and the collateral securing the guarantees thereof by QCII (the “Collateral Release Consent”). Concurrent with the Collateral Release Consent, all liens securing notes issued by QCII and QSC’s guarantees of notes issued by

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

QCII were also released. Upon completion of the QSC Tender Offer and in accordance with the applicable indentures, the subordination provisions of the QSC guarantees of debt securities of QCII were terminated. The QSC guarantees of QCII debt securities now rank pari passu in right of payment with all existing and future senior unsecured obligations of QSC (including QSC’s guarantee of the 2009, 2011 and 2014 QCII Notes (as defined below)) and rank senior in right of payment to all existing and future obligations of QSC that are expressly subordinated to such QSC guarantees. As of December 31, 2005, no publicly held debt of QCII and its subsidiaries was secured.

On June 7, 2005, we commenced a cash tender offer for the purchase of $504 million aggregate principal amount of the 2007 QSC Notes. We received and accepted tenders of approximately $452 million face amount for $500 million, resulting in a loss of $18 million.

Registered Exchange Offers

On May 11, 2005, we commenced a registered exchange offer for the 2010 QSC Notes and the 2014 QSC Notes pursuant to the registration rights agreements that we entered into in connection with the issuance of these notes. We completed the registered exchange offer for these notes on June 17, 2005.

QSC Credit Facility

October 21, 2005, QSC replaced its pre-existing three-year $750 million revolving credit facility with a new five-year $850 million revolving credit facility (the “2005 QSC Credit Facility”), which is currently undrawn. If drawn, the 2005 QSC Credit Facility would, at our election, bear interest at a rate of adjusted LIBOR or a base rate, in each case plus an applicable margin. Such margin varies based upon the credit ratings of the facility and is currently 2.0% for LIBOR based borrowings and 1.0% for base rate borrowings. The 2005 QSC Credit Facility is guaranteed by QCII and is secured by a senior lien on the stock of QC. The 2005 QSC Credit Facility will mature on October 21, 2010.

Covenants

The 2005 QSC Credit Facility contains certain other covenants including, but not limited to, limitations on:

•	incurrence of indebtedness (suspended while the 2005 QSC Credit Facility remains undrawn);

•	restricted payments;

•	using any proceeds to pay settlements or judgments relating to investigations and securities actions discussed in Note 17—Commitments and Contingencies;

•	dividend and other payments;

•	mergers, consolidations and asset sales;

•	investments; and

•	liens (suspended while the 2005 QSC Credit Facility remains undrawn).

In the event of certain changes of control, each lender under the 2005 QSC Credit Facility may terminate its commitment thereunder and declare any outstanding amounts for such lender’s account immediately due and payable.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The 2005 QSC Credit Facility makes available to us $850 million of borrowing capacity subject to certain restrictions as described below, and is currently undrawn. The 2005 QSC Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 6 to 1 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 2.5 to 1. Consolidated EBITDA as defined in the 2005 QSC Credit Facility means our net income (loss) adjusted for taxes, interest and non-cash and certain non-recurring items. Compliance with these financial covenants is not required while the 2005 QSC Credit Facility remains undrawn.

This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a greater impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. Under certain circumstances described in the 2005 QSC Credit Facility, QCII may become a substitute borrower under such facility.

QCC Notes

Covenants

The indenture governing the outstanding QCC notes contains certain covenants including, but not limited to: (i) a prohibition on certain liens on assets of QCC and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCC, which requires that a successor assume the obligation with regard to these notes. This indenture contains provisions accelerating payment of the notes upon an acceleration of any other debt obligations of QCC in the aggregate in excess of $25 million. We were in compliance with all of the indenture covenants as of December 31, 2005.

QCF Notes

Covenants

The QCF notes are guaranteed by QCII on a senior unsecured basis. The indentures governing these QCF notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QCF and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCF or us, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants as of December 31, 2005.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Tender Offers

On February 26, 2004, we completed a cash tender offer for the purchase of up to $963 million aggregate principal amount of QCF’s 5.875% Notes due August 2004. We received and accepted tenders of approximately $921 million in total principal amount of the QCF notes for $939 million, resulting in a loss of $21 million.

Repayment

On July 15, 2005, we paid the remaining $179 million of QCF’s 6  1/4% Notes due July 15, 2005 that matured on that date.

Exchange Offers

During the year ended December 31, 2005, we exchanged approximately $167 million of existing QCF notes for approximately 38 million shares of our common stock with an aggregate value of $145 million at the time of issuance. The effective share price for the exchange transactions ranged from $4.03 per share to $4.98 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our shares at the time that the exchange transactions were consummated ranged from $3.53 per share to $4.09 per share. As a result, we recorded a gain of $23 million on debt extinguishments.

During the year ended December 31, 2004, we exchanged $169 million face amount of existing QCF notes for 36.4 million shares of our common stock with an aggregate value of $144 million and effective share prices ranging from $4.01 to $5.32. The trading prices for our shares at the time the exchange transactions were consummated ranged from $3.60 per share to $4.39 per share. As a result, a gain of $25 million was recorded on the debt extinguishments.

These gains are included in other expense (income) in our consolidated statements of operations.

QCII Notes

Covenants

The 2004 QCII notes are guaranteed on a senior unsecured basis by QSC and QCF. The indenture governing these notes limits QCII’s and its subsidiaries’ ability to:

•	incur or guarantee additional debt or issue preferred stock;

•	pay dividends or distributions on or redeem or repurchase capital stock;

•	make investments and other restricted payments;

•	issue or sell capital stock of restricted subsidiaries;

•	grant liens;

•	transfer or sell assets;

•	consolidate or merge or transfer all or substantially all of our assets; and

•	enter into transactions with affiliates.

If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing these notes, we must repurchase the notes upon

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million. We were in compliance with all of the covenants as of December 31, 2005.

New Issues

On June 17, 2005, QCII issued $600 million of 7 1/2% Senior Notes due 2014—Series B. On June 23, 2005, QCII issued an additional $200 million aggregate principal amount of such notes, bringing the total principal amount outstanding to $800 million. The aggregate net proceeds from these offerings have been or will be used for general corporate purposes, including repayment of indebtedness, and funding or refinancing our investments in telecommunication assets.

On February 5, 2004, QCII issued a total of $1.775 billion of senior notes, which consisted of $750 million in Floating Rate Senior Notes due 2009 with interest at LIBOR plus 3.50% (7.84% as of December 31, 2005), $525 million in 7 1/4% Senior Notes due 2011, and $500 million in 7 1/2% Senior Notes due 2014. These notes are guaranteed by QCF and QSC. The guarantees by QCF and QSC are on a senior unsecured basis. Upon completion of the QSC Tender Offer and in accordance with the applicable indentures, the subordination provisions of the QSC guarantees of debt securities of QCII were terminated. The net proceeds from this note offering were used for general corporate purposes, including repayment of indebtedness.

Registered Exchange Offers

On May 11, 2005, we commenced a registered exchange offer for QCII’s Floating Rate Senior Notes due 2009, 7 1/4% Senior Notes due 2011, and 7 1/2% Senior Notes due 2014 (collectively, the “2009, 2011 and 2014 QCII Notes”) pursuant to the registration rights agreement that we entered into in connection with the issuance of these outstanding notes. We completed the registered exchange offer for these notes on June 16, 2005.

QCII Convertible Senior Notes

New Issues

On November 8, 2005, QCII completed an offering of $1.265 billion aggregate principal amount of 3.50% Convertible Senior Notes due 2025. The conversion value of the notes may be calculated prior to maturity by using an initial conversion rate of 169.4341 per $1,000 in principal amount of the notes or an initial conversion price of $5.90, subject to certain conditions as described in the indenture governing the notes (the “Indenture”).

As a general matter, assuming no adjustment to the initial conversion rate or price is made or required under the terms of the Indenture and the requisite conditions to an exercise of the conversion right provided under the Indenture are satisfied, the following hypothetical examples would apply:

(1) If the price of our common stock exceeds $5.90 per share when the notes are converted, then, for every $1,000 in principal amount of the notes surrendered for conversion, the holder will receive the following:

•	$1,000 in cash, and

•	the amount by which the conversion value (calculated as the product of the initial conversion rate and the average of the closing sale prices of the common stock during the conversion period as described in the Indenture) exceeds $1,000, which amount the Indenture defines as the “residual value shares”. At our option, we may elect to pay all or a portion of the residual value shares, calculated as provided in the Indenture, in cash or in a number of shares of our common stock.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(2) If the price of our common stock is at or below $5.90 per share when the notes are converted, then, for every $1,000 in principal amount of the notes surrendered for conversion, the holder will receive the lesser of:

•	$1,000 in cash, or

•	the conversion value in cash.

Covenants

The indenture governing the 3.50% Senior Notes contains certain covenants including, but not limited to, a limitation on mergers or sales of all, or substantially all, of the assets of QCII, which requires that a successor assume the obligation with regard to these notes. The indenture contains provisions requiring acceleration of payment of the notes upon an acceleration of any other debt obligations of QCII in an aggregate amount in excess of $100 million. We were in compliance with all of the indenture covenants as of December 31, 2005.

Interest Rate Swap Activities

In 2004 we entered into interest rate swap agreements with notional amounts totaling $825 million. We previously disclosed that all these interest rate swap agreements were designated as fair-value hedges, which effectively converted the related fixed-rate debt to floating rate through the receipt of fixed-rate amounts in exchange for floating-rate interest payments. While the structure of the swaps did not change, we determined in the first quarter of 2005 that agreements with notional amounts totaling $575 million did not meet all the requirements to be treated as fair-value hedges. As a result of this change, the changes in the fair value of the swap agreements were included in other expense—net in our consolidated statements of operations. Had we applied this same accounting treatment to the swap agreements in 2004, the impact would have been less than $1 million in our 2004 financial statements.

In the second quarter of 2005, we terminated all of these interest rate swap agreements. We paid $3 million to terminate the agreements that were not treated as fair-value hedges, and we received $6 million from the termination of the interest rate swap agreement that was treated as a fair-value hedge. For the agreements that were not treated as fair-value hedges the changes in fair value prior to termination resulted in a net $3 million non-operating loss in 2005, which amount is included in other expense—net in our consolidated statements of operations. For the interest rate swap agreement that was treated as a fair-value hedge, we are amortizing the $6 million of proceeds as a reduction in interest expense over the remaining six years until the hedged notes mature.

Interest

The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Gross interest expense	$1,496	$1,543	$1,776
Capitalized interest	(13)	(12)	(19)

Net interest expense	$1,483	$1,531	$1,757

Cash interest paid	$1,428	$1,476	$1,839

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Note 9: Realignment and Restructuring Charges

During 2004 and previous years, as part of our ongoing effort to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. The restructuring reserve balances discussed below are included in our consolidated balance sheets in the category of accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. Charges and reversals discussed below are included in our consolidated statement of operations in selling, general and administrative expenses. As of December 31, 2005 and 2004, the amounts included as current liabilities were $62 million and $146 million, respectively, and the non-current portions are $366 million and $374 million, respectively.

The following table summarizes the activity related to the remaining liability for restructuring costs discussed below, comprised primarily of future net payments on abandoned operating leases, as of December 31, 2005. These future net payments for lease obligations are also included in our commitments table in Note 17—Commitments and Contingencies:

	Restructuring Plans
	2004	2003	2002 and Prior	Total
	(Dollars in millions)
December 31, 2002 Balance	$—	$—	$547	$547
Provisions	—	131	—	131
Utilization	—	(14)	(122)	(136)
Reversals	—	—	(18)	(18)

December 31, 2003 Balance	$—	$117	$407	$524
Provisions	179	4	67	250
Utilization	(95)	(57)	(50)	(202)
Reversals	(6)	(26)	(20)	(52)

December 31, 2004 Balance	$78	$38	$404	$520
Provisions	—	4	36	40
Utilization	(55)	(9)	(37)	(101)
Reversals	(12)	(9)	(10)	(31)

December 31, 2005 Balance	$11	$24	$393	$428

2004 Restructuring Plan

During the year ended December 31, 2004, as part of an ongoing effort of evaluating costs of operations, we reviewed employee levels in certain areas of our business. We identified approximately 4,000 employees from various functional areas to be terminated as part of this 2004 restructuring plan. As a result, we established a reserve and recorded a charge to our 2004 consolidated statement of operations for $179 million for severance benefits pursuant to established severance policies. Through December 31, 2004 we had utilized $95 million of this reserve for severance payments and adjusted our estimated payments by $6 million.

During the year ended December 31, 2005, we utilized $55 million of the 2004 restructuring plan reserves for employee severance payments and through December 31, 2005 we had terminated 3,900 employees. As the 2004 employee reduction plan was essentially complete and actual costs were less than originally estimated, we reversed $12 million of severance benefits during the year ended December 31, 2005. The remaining 2004

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

reserve includes $11 million for severance payments, the majority of which we expect to be utilized during 2006 with some utilization for outplacement over the next several years.

2003 Restructuring Plan

During the year ended December 31, 2003, as part of an ongoing effort of evaluating costs of operations, we reviewed employee levels in certain areas of our business. As a result, we established a reserve and recorded a $131 million charge to our 2003 consolidated statement of operations comprised of $107 million for severance benefits pursuant to established severance policies and $24 million for real estate exit obligations, which primarily include estimated future net payments on abandoned operating leases. We identified approximately 2,240 employees from various functional areas to be terminated as part of this restructuring. The real estate exit costs include the net present value of rental payments due over the remaining term of the leases, net of estimated sublease rentals and estimated costs to terminate the leases. Through December 31, 2003 we had utilized $12 million of the 2003 restructuring reserves for severance payments and $2 million for real estate exit costs.

During the year ended December 31, 2004, we utilized $54 million of the 2003 restructuring plan reserves for employee severance payments and $3 million for real estate exit-related payments. Through December 31, 2004, we had terminated 2,230 employees. As the 2003 employee reduction plan was essentially complete and actual costs were less than originally estimated, we reversed $17 million of severance benefits during the year ended December 31, 2004. We also updated our remaining real estate reserves for completed transactions and our current assessment of remaining exit costs, resulting in an additional net reduction of the reserve of $9 million.

During the year ended December 31, 2005 we updated our remaining real estate reserves for completed transactions and our current assessment of remaining exit costs, utilizing $9 million of the 2003 restructuring reserves and increasing the reserve by $4 million. As the majority of the severance related costs had been paid, we reversed an additional $9 million of severance accrual. The remaining restructuring reserve for the 2003 restructuring plan of $24 million is for real estate exit costs which we expect to utilize over the remaining term of the leases.

2002 and Prior Restructuring Plans

We had identified 11,500 employees to be terminated as part of the 2002 restructuring and prior plans and as of December 31, 2003, these employee reductions were complete. As the employee reduction portion of the 2002 restructuring and prior plans were complete and actual costs were less than originally estimated, we reversed $18 million of the restructuring reserve during the year ended December 31, 2003. During the year ended December 31, 2003, we utilized $47 million of the reserves for employee severance payments, $53 million for real estate exit-related payments and the remaining reserve related to our merger with U S WEST, Inc. (the “Merger”) in the amount of $22 million.

During the year ended December 31, 2004, we utilized $50 million of the 2002 and prior restructuring plan reserves for abandoned real estate exit-related payments. As there were no remaining unpaid employee-related benefits, we reversed the remaining estimated severance reserves of $7 million. We re-evaluated our exit costs for completed leased real estate transactions and reversed the remaining $13 million. Additionally, we re-evaluated our estimated real estate costs for incomplete transactions and increased our reserve by $67 million. The increase in the estimated costs for real estate exit-related costs was caused primarily by continued oversupply of available telecommunications and data center hosting space in certain markets. We based our adjustment on a current assessment of market conditions.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

During the year ended December 31, 2005 we updated our real estate reserves for completed transactions resulting in a decrease of $37 million to the 2002 and prior restructuring reserve and we re-evaluated our estimated real estate costs for non-complete transactions resulting in a net increase in our reserve of $26 million. The increase in the estimated costs for real estate exit-related costs was caused primarily by continued oversupply of available telecommunications and data center hosting space in certain markets and greater than anticipated increases in lease related costs in 2005. We based our adjustment on a current assessment of market conditions. The remaining restructuring reserve for the 2002 and prior restructuring plan of $393 million is for real estate exit costs. The real estate exit accrual is expected to be utilized over approximately the next 20 years.

During 2005 we incurred charges of $114 million related to severance and exiting of operating leases in the normal course of business. These realignment charges, which are included in our consolidated statements of operations in selling, general and administrative expenses, were the result of ongoing management of our workforce in our competitive industry.

Segment Information

The restructuring provisions less reversals for the plans discussed above for our wireline services segment are ($16) million, $104 million, and $69 million for 2005, 2004 and 2003, respectively. No amounts were recorded for our wireless services segment for any periods presented. The 2005, 2004 and 2003 amounts for our other services segment was $25 million, $94 million, and $44 million, respectively.

Cumulative Plan Utilization

The following table outlines our cumulative utilization of the 2004, 2003, 2002 and prior restructuring plans through December 31, 2005.

	December 31, 2005—Cumulative Utilization
	Severance and Related	Real Estate Exit and Related	Total
	(Dollars in millions)
2004 restructuring plan	$150	$—	$150
2003 restructuring plan	67	13	80
2002 restructuring and prior plans	1,110	1,361	2,471

Total cumulative utilization	$1,327	$1,374	$2,701

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Note 10: Other Financial Information

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2005	2004
	(Dollars in millions)
Accrued interest	$290	$286
Employee compensation	429	483
Accrued property and other taxes	328	350
Accrued facilities costs	431	440
Current portion of state regulatory and other legal reserves	291	289
Restructuring and realignment reserves	117	147
Other	431	295

Total accrued expenses and other current liabilities	$2,317	$2,290

Other Long-Term Liabilities

Other long-term liabilities include principally restructuring and realignment liabilities and reserves for contingencies and litigation. Restructuring liabilities are discussed in Note 9—Restructuring Charges and other significant items are discussed below and in Note 17—Commitments and Contingencies.

As of December 31, 2005 and 2004, we had liabilities of $124 million and $235 million, respectively, of which $0 million and $131 million, respectively, was long term, related to the termination of our Calpoint LLC (“Calpoint”) services agreement. We entered into a services agreement with Calpoint in 2001. In connection with this arrangement, we also agreed to pay monthly services fees directly to the trustee that serves as a paying agent on debt instruments issued by special purpose entities sponsored by Calpoint. This unconditional purchase obligation required us to pay at least 75% of the monthly service fees for the entire term of the agreement, regardless of whether Calpoint provided us service. In September 2003, we terminated our services arrangement with Calpoint. We paid to terminate the services agreement, but will continue to make payments to a trustee related to the unconditional purchase obligation. As a result of this transaction, in September 2003, we recorded a liability of $346 million for the net present value of the remaining obligation that will be paid through 2006.

In November 2005, we entered into a settlement agreement with KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, “KMC”) and one of KMC’s lenders, General Electric Capital Corporation (“GECC”), to settle several disputes and obligations between the parties. Under the terms of the settlement, we paid $98 million in order to resolve all outstanding disputes and obligations between and among us, KMC and GECC. In connection with the resolution of this matter, we reduced our pre-existing deferred credit and other liabilities related to the matter resulting in a net $4 million gain related to this settlement, which is included as a reduction of cost of sales.

Prepaid and Other Assets

Prepaid and other assets contained $186 million and $192 million of deferred activation and installation charges as of December 31, 2005 and 2004, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Note 11: Employee Benefits

Pension, Post-retirement and Other Post-employment Benefits

We sponsor a noncontributory defined benefit pension plan (the “Pension Plan”) for substantially all management (non-union) and occupational (union) employees. In addition to this tax qualified Pension Plan we also maintain a non-qualified pension plan for certain highly compensated employees and executives (the “Non-Qualified Pension Plan”). We maintain post-retirement benefit plans that provide healthcare and life insurance benefits for eligible management and occupational retirees. We also provide post-employment benefits for other eligible former employees. As of December 31, 2005 and 2004, shares of our common stock and ownership of our debt accounted for less than 0.5% of the assets held in the pension and post-retirement benefit plans.

The Pension Plan features a traditional service-based program as well as a cash balance program. Participants in the service-based program include all occupational (union) employees, and management employees that had reached 20 years of service by December 31, 2000 or who would be service pension eligible by December 31, 2003. The cash balance program covers management employees hired after December 31, 2000 and management employees who did not have 20 years of service by December 31, 2000 or who would not be service pension eligible by December 31, 2003. Future benefits in the cash balance plan are based on 3% of pay while actively employed plus an investment return. The investment return an employee’s cash balance plan account earns in a given year is based upon the average 30 year Treasury interest rate in effect during August—December of the prior year and the employee’s account balance at the beginning of the year.

Pension and post-retirement healthcare and life insurance benefits attributed to employee service during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits or, for changes associated with our 2005 collective bargaining agreement, over the three year term of the agreement. Costs for the pension and post-retirement plans are recognized over the period in which the employee renders services and becomes eligible to receive benefits as determined using the projected unit credit method.

The accumulated post-retirement benefit obligation (“ABO”) for our occupational (union) healthcare and life insurance post-retirement plan benefits is estimated based on the terms of our written plan as negotiated with our employees’ unions as well as numerous assumptions, estimates and judgments, including but not limited to, healthcare cost trend rates and mortality trend rates. In the third quarter of 2005, we negotiated new three-year collective bargaining agreements covering approximately 23,000 unionized employees. These new agreements reflect changes for the occupational post-1990 retirees, including: (i) retirees will begin contributing to the cost of healthcare benefits in excess of specified limits on the company-funded portion of retiree healthcare costs (also referred to as “caps”) beginning January 1, 2009, rather than January 1, 2006, the previous effective date of the caps: (ii) retirees will receive a reduced life insurance benefit starting January 1, 2006; and (iii) retirees will pay increased out of pocket costs through plan design changes starting January 1, 2006. These changes have been considered in the determination of the ABO for our occupational (union) employee benefits under the plan. The additional costs to us of deferring the enforcement of the caps by three years were substantially offset in negotiation by the additional benefit to us of the reduction in life insurance benefits. As a result of this exchange of benefits with the affected plan participants (the retirees in this case), we have determined that the caps provision beginning January 1, 2009 is substantive. If the caps were not considered to be substantive in our determination of the ABO, our current calculation of the ABO would increase by approximately $2.3 billion. The collective bargaining agreements with our employees’ unions contain caps that are effective January 1, 2009, and we currently intend to enforce these healthcare caps beginning on that date in order to maintain our healthcare costs at competitive levels.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The terms of the post-retirement life and healthcare arrangement between us and our management employees and our post-1990 management retirees are established by us and are subject to change at our discretion. We have a past practice of sharing some of the cost of providing healthcare benefits with our management employees and post-1990 management retirees. The ABO for the management post-retirement healthcare benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. Management employees who retain retiree healthcare benefits and retired after December 31, 1990 began paying contributions toward the cost of their retiree healthcare benefits effective January 1, 2004. Post-1990 management retirees made contributions to the Company for their healthcare benefits of $26 million and $20 million for the years ended December 31, 2005 and 2004, respectively.

Our funding policy for the pension plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. No pension contribution was required in 2005 or 2004 and as of December 31, 2005 and 2004, the fair value of the assets in the qualified pension trust exceeded the ABO of the qualified Pension Plan. During 2005 and 2004, we made contributions of $6 million and $14 million, respectively to the post-retirement occupational (union) healthcare trust. In addition, we received reimbursements for healthcare claims incurred by occupational (union) retirees from the post-retirement occupational (union) healthcare trust of $206 million and $185 million in 2005 and 2004, respectively. During 2004 we also received $15 million as a final reimbursement from the life insurance trust for life insurance premiums incurred by retirees. We made payments of $383 million and $391 million directly to healthcare benefit providers and life insurers in 2005 and 2004 respectively.

Expected Cash Flows

The pension, non-qualified pension and post-retirement benefit payments, which include expected future services, are expected to be paid by us and from plan assets and the estimated future Medicare Part D subsidy receipts are as follows:

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
2006	$735	$3	$439	$(17)
2007	744	5	474	(19)
2008	752	5	505	(21)
2009	756	14	431	(23)
2010	758	9	438	(25)
2011—2015	$3,729	$19	$2,177	$(161)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The components of the pension benefit expense (credit), non-qualified pension benefit expense and post-retirement benefit expense are as follows:

	Pension Cost (Credit)			Non-Qualified Pension Cost			Post-Retirement Benefit Cost
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(Dollars in millions)
Service cost	$149	$164	$170	$3	$2	$4	$20	$21	$23
Interest cost	500	567	601	3	3	3	310	354	389
Expected return on plan assets	(695)	(773)	(858)	—	—	—	(131)	(131)	(135)
Amortization of transition asset	—	(63)	(71)	2	2	2	—	—	—
Amortization of prior service cost	(5)	(5)	—	—	—	—	(56)	(47)	(20)
Recognized net actuarial (gain) loss	79	6	—	1	1	—	56	87	101

Net (credit) cost included in current earnings (loss)	$28	$(104)	$(158)	$9	$8	$9	$199	$284	$358

The pension, non-qualified pension and post-retirement benefit expense (credit) is allocated between cost of sales and selling, general and administrative expense in the consolidated statements of operations.

The measurement dates used to determine pension, non-qualified pension and other post-retirement healthcare and life insurance benefit measurements for the plans are December 31, 2005, 2004 and 2003. The actuarial assumptions used to compute the net pension expense (credit), non-qualified pension benefit expense and post-retirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Expense (Credit)			Non-Qualified Pension Expense			Post-Retirement Benefit Expense
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Beginning of the year:
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%	N/A	N/A	N/A	8.50%	8.50%	9.00%

Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2010	2014	2013

N/A—not applicable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Following is an analysis of the change in the projected benefit obligation for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2005 and 2004:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Benefit obligation accrued at beginning of year	$8,929	$8,960	$59	$48	$5,798	$6,076
Service cost	149	164	3	2	20	21
Interest cost	500	567	3	3	310	354
Actuarial loss (gain)	219	207	(4)	10	(293)	(184)
Plan amendments	—	(14)	—	—	(32)	(78)
Special termination benefits	—	1	—	—	—	—
Benefits paid	(840)	(956)	(5)	(4)	(383)	(391)

Benefit obligation accrued at end of year	$8,957	$8,929	$56	$59	$5,420	$5,798

Accumulated benefit obligation	$8,752	$8,658	$51	$53	$5,420	$5,798

The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of the end of the respective year and are as follows:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
End of the year:
Discount rate	5.60%	5.75%	5.60%	5.75%	5.60%	5.75%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2011	2010

N/A—not applicable

The plan assets of the pension plan are currently used for the payment of pension benefits. The plan assets of the post-retirement benefit plan are only used for the payment of healthcare benefits for occupational (union) plan participants. Following is an analysis of the change in the fair value of plan assets for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2005 and 2004:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Fair value of plan assets at beginning of year	$9,133	$9,010	$—	$—	$1,652	$1,659
Actual gain on plan assets	1,055	1,079	—	—	193	180
Net contributions to trust and benefit providers	—	—	5	4	182	204
Benefits paid	(840)	(956)	(5)	(4)	(383)	(391)

Fair value of plan assets at year end	$9,348	$9,133	$—	$—	$1,644	$1,652

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans as of December 31, 2005 and 2004:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004	2005	2004
	(Dollars in millions)
Funded (unfunded) status	$391	$204	$(56)	$(59)	$(3,776)	$(4,146)
Unrecognized net actuarial loss	818	1,037	12	16	786	1,197
Unamortized prior service cost (benefit)	(44)	(49)	—	1	(325)	(349)
Unrecognized transition (asset) obligation	—	—	3	5	—	—

Prepaid benefit (accrued cost)	$1,165	$1,192	$(41)	$(37)	$(3,315)	$(3,298)

The accrued cost of the non-qualified pension plan and the accrued cost for the post-retirement benefit plans are included in post-retirement benefit obligations on our consolidated balance sheet. Also included in that line are post-employment long-term disability insurance and workers compensation benefits accruals.

The weighted-average asset allocations for the benefit plans at December 31, 2005 and 2004 by asset category are as follows:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plan
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004	2005	2004
Equity Securities	60%	62%	N/A	N/A	56%	58%
Debt Securities	22%	23%	N/A	N/A	29%	30%
Real Estate	8%	7%	N/A	N/A	5%	3%
Other	10%	8%	N/A	N/A	10%	9%

Total	100%	100%	N/A	N/A	100%	100%

N/A—not applicable

The investment objective for both the pension and post-retirement benefit plans is to provide an attractive risk-adjusted return that will ensure the payment of benefits and protect against the risk of substantial investment losses. Investment risk is managed by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. Derivative instruments (primarily exchange-traded futures, forwards and options) are used to reduce risk as well as enhance return.

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

In computing the pension and post-retirement benefit costs, we must make numerous assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rate, expected rate

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

of return on plan assets, expected future cost increases, health care claims experience and changes in our collective bargaining agreements. These items generally have the most significant impact on the level of cost: (1) discount rate, (2) expected rate of return on plan assets and (3) the terms of our post-retirement plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions.

The discount rate enables us to state expected future cash flows at a present value on the measurement date. Annually, we set our discount rates based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension and other post-retirement benefits. In making this determination we use a simple average of four specific indices of high quality corporated bond yields that would generate the necessary cash flows to pay our projected benefits when due.

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

To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the market-related asset value of the pension plan assets and to the fair value of the post-retirement plan assets. The market-related asset value is a computed value that recognizes changes in fair value of plan equity assets over a period of time, not to exceed five years. The five year weighted average gains and losses related to the equity assets are added to the fair value of bonds and other assets at year-end to arrive at the market-related asset value. This method has the effect of reducing the impact on expense from annual market volatility that may be experienced from year to year. As a result, our expected return is not significantly impacted by the actual return on pension plan assets experienced in any given year. For the years ended December 31, 2005 and 2004, the investment program produced an actual return on pension and post-retirement plan assets which exceeded the expected return by $422 million and $355 million, respectively. The annual returns on plan assets will almost always be different from the expected long-term returns, and could include net losses, due primarily to the volatility occurring in the debt and equity markets during any given year.

The estimate of the ABO for our occupational (union) post-retirement plan benefits is based on the terms of our written plan as negotiated with our employees’ unions. In making this determination we consider the exchange of benefits between us and our employees that occurs as part of the negotiations.

A change of one percent in the assumed initial healthcare cost trend rate would have had the following effects in 2005:

	One Percent Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$18	$(15)
Effect on ABO (balance sheet)	$268	$(231)

Our post-retirement cost for occupational post-1990 retirees is capped at a set dollar amount beginning January 1, 2009 and, therefore, is not subject to healthcare trends after the capped cost is attained. Therefore, a 1% change in these actual trends subsequent to January 1, 2009 would not have a significant impact on the ABO at December 31, 2005 or 2006 benefit expense for this group of participants.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Medicare Act”) became law in the United States. The Medicare Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We sponsor a post-retirement healthcare plan with several benefit options that provides prescription drug benefits, which we deem actuarially equivalent to Medicare Part D. We recognized the impact of the federal subsidy on the calculation of our ABO and net post-retirement benefit costs. In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we recognized a $235 million reduction of our ABO using our December 31, 2003 measurement date. The effect of the subsidy reduced our net periodic post-retirement benefit cost by $38 million and $33 million for the years ended December 31, 2005 and 2004 respectively. During 2005, the Center for Medicare and Medicaid Services issued and clarified rules for implementing the Medicare Act. We have revised our actuarial estimate of the federal subsidy and using our December 31, 2005 measurement date, the total reduction in our ABO was $510 million. This reduction was recorded as an unrecognized actuarial gain which will be amortized to expense. The issuance and clarification of the rules for implementing the Medicare Act during 2005 are expected to further reduce our prescription benefit cost in 2006.

Other Benefit Plans

Healthcare and Life Insurance

We provide healthcare and life insurance benefits to essentially all of our active employees. The Company is largely self-insured for the cost of the healthcare plan. Our 2005 active healthcare benefit expense of $281 million declined from the 2004 expense of $315 million. Occupational (union) employees are provided benefits based on the negotiated labor contract and currently these costs are largely funded by the Company other than out of pocket amounts. Management employees are required to partially fund the healthcare benefits provided by the Company. The management participant contributions of $35 million for 2005 and $30 million for 2004 are in addition to out of pocket costs. The basic group life insurance plan is fully insured and the premiums are paid by the Company.

401(k) Plan

We sponsor a qualified defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, we match a percentage of employee contributions in cash. Prior to May 2004 we matched this percentage in shares of our common stock. As of December 31, 2005 and 2004, the assets of the plan included approximately 65 million and 77 million shares, respectively, of our common stock as a result of the combination of our employer match and participant directed contributions. We made cash contributions in connection with our 401(k) plan of $69 million in 2005 and $44 million in 2004. In addition, we made contributions of our common stock valued at $33 million in 2004.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Our deferred compensation obligations for these plans are included in our consolidated balance sheet in other long-term liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statement of operations. The deferred compensation liability as of December 31, 2005 and 2004 was $20 million and $21 million, respectively. The value of the deferred compensation plans’ assets was $10 million and $11 million at December 31, 2005 and 2004, respectively, and is included in other long-term assets in our consolidated balance sheets. Shares of our common stock owned by rabbi trusts, such as those established for our deferred compensation plans, are treated as treasury stock and are included at cost as treasury stock on our consolidated balance sheet.

Deferred Compensation Plan for Non-employee Directors

We sponsor a deferred compensation plan for directors’ fees for non-employee members of our current and former Board. Under this plan, directors may, at their discretion, elect to defer all or any portion of the directors’ fees for the upcoming year for services they perform as directors of the Company. The Company no longer provides a match for deferred fees for the members of the current Board, however, we previously matched 50% of the fees that were contributed to the plan. Participants in the plan are fully vested in both their deferred fees and the matching contribution. Subject to the terms of the plan, participants can suspend or change their election to defer fees to be earned and paid in future calendar years.

Quarterly, we credit the director’s account with “phantom units,” which are held in a notational account. Each phantom unit represents a value equivalent to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. At December 31, 2005, the deferred compensation plan for non-employee directors held approximately 807,000 phantom units of Qwest common stock. Subject to the terms of the plan, each director’s account will be ultimately distributed at the time elected in advance by the director or upon termination of the plan and in a form elected in advance by the director, which may be in: (i) a lump-sum payment; (ii) annual cash installments over periods up to 10 years; or (iii) some other form selected by our Executive Vice President—Chief Human Resources Officer (or his or her designee). A change in our stock price of one dollar would not result in a significant expense impact to our consolidated financial statements.

Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the value of our common stock are recorded in our consolidated statement of operations. The deferred compensation liability as of December 31, 2005 for the plan was $4 million and the expense associated with this plan was not significant during 2005 and 2004. However, depending on the extent of appreciation in the value of our common stock, expenses incurred under this plan could become significant in subsequent years.

Note 12: Stock Incentive Plans

Stock Options

On June 23, 1997, pre-Merger Qwest adopted the Equity Incentive Plan. This plan was most recently amended and restated on October 4, 2000 and permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants. The maximum number of shares of our common stock that may be issued under the Equity Incentive Plan at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the Equity Incentive Plan or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

trading day. Since the Merger, all option grants have been issued from this plan. As of December 31, 2005, the maximum number of shares of our common stock available for issuance under the Equity Incentive Plan was 187 million, with 137 million shares underlying outstanding options and 50 million shares available for issuance pursuant to new awards.

The Compensation and Human Resources Committee of our Board, or its delegate, approves the exercise price for each option. Stock options generally have an exercise price that is at least equal to the fair market value of the common stock on the date the stock option is granted, subject to certain restrictions. Stock option awards generally vest in equal increments over the vesting period of the granted option (generally three to five years). Unless otherwise provided by the Compensation and Human Resources Committee, our Equity Incentive Plan provides that, on a “change in control,” all awards granted under the Equity Incentive Plan will vest immediately. Options that we granted to our employees from June 1999 to September 2002 typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since September 2002, options that we grant to our executive officers (vice president level and above) typically provide for accelerated vesting and an extended exercise period upon a change of control and options that we grant to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Options granted in 2005, 2004 and 2003 have ten-year terms.

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

Summarized below is the activity of our stock option plans for the three years ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding December 31, 2002	112,320	$19.81
Granted	31,549	3.60
Exercised	—	—
Canceled or expired	(18,145)	18.13

Outstanding December 31, 2003	125,724	$15.98
Granted	24,305	4.61
Exercised	(794)	2.81
Canceled or expired	(22,261)	11.63

Outstanding December 31, 2004	126,974	$14.65
Granted	32,142	4.01
Exercised	(6,683)	3.86
Canceled or expired	(17,493)	17.87

Outstanding December 31, 2005	134,940	$12.23

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Options to purchase 124.5 million, 74.5 million and 54.0 million shares of Qwest common stock at weighted-average exercise prices of $12.97, $21.31 and $25.38 were exercisable at December 31, 2005, 2004 and 2003, respectively.

The outstanding options at December 31, 2005 have the following characteristics (shares in thousands):

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 5.00	68,934	8.10	$3.95	58,546	$4.06
$ 5.01—$10.00	23,741	5.30	5.23	23,737	5.23
$10.01—$20.00	10,682	2.07	17.19	10,682	17.19
$20.01—$30.00	9,700	2.35	26.80	9,700	26.80
$30.01—$40.00	13,407	3.62	33.29	13,407	33.29
$40.01—$60.00	8,476	4.10	42.95	8,476	42.95

Total	134,940	6.02	$12.23	124,548	$12.97

As required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, we have disclosed in Note 2—Summary of Significant Accounting Policies the pro forma amounts as if the fair value method of accounting had been used. These pro forma amounts may not be representative of the effects on reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

On August 18, 2005, the Compensation and Human Resources Committee of our Board of Directors accelerated the vesting of all outstanding and unvested stock options that have an exercise price equal to or greater than $3.79, which was the closing market price of our common stock on such date. As a result of the acceleration, 50.4 million stock options, of which 10.5 million stock options were held by our executive officers, became exercisable on August 18, 2005. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged.

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

Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to estimate the fair value of options granted in 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.8%	2.8%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option life (years)	4.4	4.3	4.4
Expected stock price volatility	88%	88%	88%
Weighted-average grant date fair value	$2.74	$3.10	$2.37

Two of the more significant assumptions used in this estimate are the expected option life and the expected volatility, both of which we estimated based on historical information.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Restricted Stock

In 2005 1,704,000 shares of restricted stock were granted under the Equity Incentive Plan. In 2004 and 2003, we did not grant any shares of restricted stock under the Equity Incentive Plan. Based on prior grants, compensation expense of $1 million, $1 million and $2 million was recognized for restricted stock grants in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which we are authorized to issue shares of our common stock to eligible employees. As a result of our failure to file with the SEC, various of our quarterly reports on Form 10-Q and our failure to file our Annual Report on Form 10-K for the year ended December 31, 2002, we temporarily suspended the ESPP in August 2002. In December 2003, an amended and restated ESPP was approved by the shareholders. Under the amended plan, we are authorized to issue 27 million shares of our common stock to eligible employees. Enrollment in the amended ESPP plan began in January 2004 and the first distribution of stock occurred during the first week of March 2004. Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. In the years ended December 31, 2005 and 2004 approximately 2,064,000 shares and 2,257,000 shares, respectively, were purchased under this plan at weighted-average purchase prices of $3.46 and $3.23 per share respectively. No shares were purchased under this plan in the year ended December 31, 2003 due to the suspension. In accordance with APB No. 25, we do not recognize compensation expense for the difference between the employees’ purchase price and the fair market value of the stock.

Note 13: Stockholders’ Equity

Common Stock ($0.01 par value)

We are authorized to issue up to 5.0 billion shares of common stock, par value $0.01 per share. As of December 31, 2005 and 2004, there were 1.867 billion and 1.817 billion shares issued and 1.866 billion and 1.816 billion shares outstanding, respectively.

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

As of December 31, 2005, 2004 and 2003, there were 200 million shares of preferred stock authorized but no shares issued or outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Treasury Stock

Debt for Equity Exchanges

During 2005, 2004 and 2003, we issued 38.3 million, 36.4 million and 52.5 million shares of our common stock with an aggregate value of $145 million, $144 million and $202 million, respectively, in exchange for certain outstanding debt.

Deferred Compensation—Rabbi Trust

Rabbi trusts were established for two of our deferred compensation plans. During 2005 one of the rabbi trusts liquidated all of the shares of our common stock that it held. At December 31, 2005 and 2004, the rabbi trusts held approximately 62,000 and 168,000 shares of our common stock with a cost of $3 million and $8 million, respectively. Shares of our common stock held by the rabbi trusts are accounted for as treasury stock, but are considered outstanding for legal purposes.

Earnings Per Share

The weighted-average number of shares used in computing basic and diluted income (loss) per share for the years ended December 31, 2005, 2004 and 2003 was 1.836 billion, 1.801 billion and 1.739 billion, respectively. For the years ended December 31, 2005, 2004 and 2003, the effect of approximately 135 million, 127 million and 126 million, respectively, of outstanding stock options was excluded from the calculation of diluted income (loss) per share because the effect was anti-dilutive. As described in Note 8: Borrowings, in November 2005 we issued 3.50% Convertible Senior Notes due 2025. Due to the terms of conversion in the Indenture, any hypothetical conversion during 2005 would not have resulted in the issuance of shares of our common stock. Therefore, there is no impact of potential conversion of these 3.50% Convertible Senior Notes due 2025 on the calculation of the weighted-average number of shares for 2005.

Dividends

We did not declare any dividends during 2005, 2004 and 2003.

Note 14: Income Taxes

We are currently generating net operating loss carryforwards for tax purposes. The $88 million expense we recognized in 2004 is primarily related to the adjustment of our accrual for uncertain tax positions or strategies (“Uncertain Tax Positions”), including $158 million related to the Contested Liability Acceleration Strategy (“CLAS”) offset by reductions in the estimated liabilities for other Uncertain Tax Positions. We do not expect to recognize income tax benefits for future net operating losses until we generate taxable income. An income tax provision will continue to be recognized for changes in our estimated liability for Uncertain Tax Positions.

In 2004, we recorded income tax expense of $158 million related to a change in the expected timing of deductions related to our tax strategy, referred to as CLAS, which we implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the Company and into trusts managed by a third-party trustee. In 2004, we were formally notified by the IRS that it was contesting the CLAS tax strategy. Also in 2004, as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, we adjusted our accounting for CLAS as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The change in expected timing of deductions caused an increase in our liability for uncertain tax positions and a

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

corresponding increase in our net operating loss carry-forwards (“NOLs”). Because we are not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we recorded an increase in our valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in 2004 the IRS proposed a penalty of $37 million on this strategy. The Company believes that the imposition of a penalty is not appropriate as it acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns. We intend to vigorously defend our position on this and other tax matters.

In 2004, the IRS billed us for additional taxes due for past years. This billing relates to the preparation of a carryback claim from the year 2000, and resulted in additional Alternative Minimum Tax (“AMT”) due. The payment of this AMT liability results in AMT Credit carryforwards the majority of which we expect to realize as a reduction in any payments we make against our liabilities for uncertain tax positions. In 2004, we paid $186 million, including $16 million for interest, for this matter.

The components of the income tax expense (benefit) from continuing operations are as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Current tax (benefit) provision:
Federal	$(1)	$94	$—
State and local	3	6	6

Total current tax provision	2	100	6

Deferred tax (benefit) provision:
Federal	(1)	—	(441)
State and local	(4)	(12)	(84)

Total deferred tax benefit	(5)	(12)	(525)

Income tax (benefit) expense	$(3)	$88	$(519)

The effective tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2005	2004	2003
	(in percent)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect and tax benefit of losses not recognized	0.1	0.3	2.8
Non-deductible Securities and Exchange Commission settlement	—	(5.1)	—
Medicare subsidy	1.9	0.8	—
Uncertain tax position changes	0.2	(6.1)	—
Other	0.1	(1.2)	0.1
Federal tax benefit from loss not recognized	(36.9)	(28.8)	(9.6)

Effective income tax rate	0.4%	(5.1)%	28.3%

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(Dollars in millions)
Net operating loss carryforwards	$2,242	$2,316
Post-retirement benefits and pensions	792	791
State deferred taxes—net of federal effect	437	460
Other	754	829

	4,225	4,396
Valuation allowance on deferred tax assets	(2,459)	(2,533)

Net deferred tax assets	1,766	1,863

Property, plant and equipment and intangible assets	(1,305)	(1,392)
Deferred revenue	(237)	(231)
State deferred taxes—net of federal effect	(182)	(192)
Other	(14)	(17)

Total deferred tax liabilities	(1,738)	(1,832)

Net deferred tax assets	$28	$31

We received $5 million and $67 million in net income tax refunds in 2005 and 2003. We paid $164 million in net income tax in 2004.

As of December 31, 2005, we had net operating loss carryforwards of approximately $6 billion that may expire between 2008 and 2025. Less than $100 million of the net operating loss carryforward expires before 2016. A valuation allowance has been established for the net operating loss carryforwards because we cannot determine that it is more likely than not that we will ever realize these carryforwards. Although no net operating loss carryforward expired in 2005, we recorded a $1 billion reduction in our reported net operating loss carryforward and, at the same time, we recorded a corresponding reduction in the related valuation allowance as a result of our current analysis of the sustainability of a particular tax position.

During 2005, we completed filing amended tax documents associated with the 2000 and 2001 restatements of our consolidated financial statements. In connection with the completion of these filings, we completed the true-up of the deferred income tax balances that were reported at December 31, 2004 in the above table as follows. We increased our total deferred tax liabilities by $649 million and our total deferred tax assets by $560 million resulting in a reduction in our net deferred tax asset of $89 million with a corresponding reduction in the valuation allowance. The true-up to our deferred tax assets includes an increase in other deferred tax assets of $277 million, an increase in the tax benefit of our net operating loss carryforward of $297 million and a decrease in deferred tax assets related to post-retirement benefits and pensions of $118 million and an increase in state deferred taxes, net of federal effect of $104 million. The true-up to our deferred tax liabilities includes an increase in property, plant and equipment and intangible of $557 million, an increase in deferred revenue of $231 million offset by a decrease in other deferred tax liabilities of $207 million and an increase of state deferred taxes, net of federal effect of $68 million. These entries have no impact on our previously reported net deferred tax assets, income tax benefit (expense), net (loss) income, stockholders’ deficit or cash flows.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

In 2004, we changed our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. The change resulted in a $26 million state deferred tax benefit, which was offset by a corresponding increase in our valuation allowance.

We had unamortized investment tax credits of $71 million and $79 million as of December 31, 2005 and 2004, respectively, included in other long-term liabilities on our consolidated balance sheets. These investment tax credits are amortized over the lives of the related assets. At the end of 2005 we also have $69 million ($45 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2008 and 2019, if not utilized.

Note 15: Segment Information

Our three segments are (1) wireline services, (2) wireless services and (3) other services. Until September 2003, we operated a fourth segment, our directory publishing business, which, as described in Note 4—Assets Held for Sale including Discontinued Operations, has been classified as discontinued operations and accordingly is not presented in our segment results below. Our chief operating decision maker (“CODM”) regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income as defined below.

Segment income consists of each segment’s revenue and direct expenses. Segment revenue is based on the types of products and services offered as described below. Segment expenses include employee-related costs, facility costs, network expenses and non-employee related costs such as customer support, collections and marketing. We manage indirect administrative services costs such as finance, information technology, real estate and legal centrally; consequently, these costs are assigned to the other services segment. We manage depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not included in any segment.

Our wireline services segment includes revenue from the provision of voice services and data and Internet services. Voice services consist of local voice services (such as basic local exchange services), long-distance voice services (such as IntraLATA long-distance services and InterLATA long-distance services) and other voice services (such as operator services, public telephone service, enhanced voice services, CPE and collocation services). Voice services revenue is also generated on a wholesale basis from network transport and billing services, wholesale long-distance service revenue (included in long-distance services revenue) and wholesale access revenue (included in local voice services revenue). Data and Internet services include data services (such as traditional private lines, wholesale private lines, frame relay, asynchronous transfer mode and related CPE) and Internet services (such as high-speed Internet, dedicated Internet access (“DIA”), virtual private network (“VPN”), Internet dial access, web hosting, professional services and related CPE). Revenue from optical capacity transactions is also included in revenue from data services. Depending on the product or service purchased, a customer may pay an up-front fee, a monthly fee, a usage charge or a combination of these fees and charges.

Our wireless services are provided through our wholly owned subsidiary, Qwest Wireless. In August 2003, Qwest Wireless entered into a services agreement with a third-party provider that allows us to resell wireless services, including access to the third-party provider’s nationwide personal communications service wireless network, to mass markets and business customers primarily within our local service area. We began offering these services under our brand name in March 2004.

Our other services segment consists of revenue and expenses from other operations and our centrally managed departments. Other services revenue is predominately derived from subleases of some of our unused

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

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

Segment information for the three years ended December 31, 2005 is summarized in the following table. We have revised the segment expenses and segment income amounts presented for 2004 and 2003 to conform to the way the segment information is currently presented to our CODM.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Operating revenue:
Wireline services	$13,335	$13,255	$13,647
Wireless services	527	514	598
Other services	41	40	43

Total operating revenue	$13,903	$13,809	$14,288

Operating expenses:
Wireline services	$6,600	$6,993	$7,826
Wireless services	598	501	351
Other services	2,785	3,367	2,968

Total segment expenses	$9,983	$10,861	$11,145

Segment income (loss):
Wireline services	$6,735	$6,262	$5,821
Wireless services	(71)	13	247
Other services	(2,744)	(3,327)	(2,925)

Total segment income	$3,920	$2,948	$3,143

Capital expenditures:
Wireline services	$1,248	$1,351	$1,562
Wireless services	2	5	13
Other services	363	375	513

Total cash capital expenditures	$1,613	$1,731	$2,088

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

The following table reconciles segment income to net loss for each of the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Segment income	$3,920	$2,948	$3,143
Depreciation	(2,612)	(2,626)	(2,739)
Capitalized software and other intangible assets amortization	(453)	(497)	(428)
Asset impairment charges	—	(113)	(230)
Total other expense—net	(1,615)	(1,418)	(1,578)
Income tax benefit (expense)	3	(88)	519
Income and gain from sale of discontinued operations—net of taxes	—	—	2,619
Cumulative effect of accounting changes—net of taxes	(22)	—	206

Net (loss) income	$(779)	$(1,794)	$1,512

Set forth below is revenue information for the years ended December 31, 2005, 2004 and 2003 for revenue derived from external customers for our products and services.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in millions)
Operating revenue:
Wireline voice services	$9,239	$9,423	$9,882
Wireline data and Internet services	4,096	3,832	3,765
Wireless services	527	514	598
Other services	41	40	43

Total operating revenue	$13,903	$13,809	$14,288

We provide a variety of telecommunications services on a domestic and international basis to business, government, mass market and wholesale customers.

We do not have any single major customer that provides more than ten percent of the total of our revenue derived from external customers.

Note 16: Related Party Transactions

In October 1999, we agreed to purchase certain telephony-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from Anschutz Digital Media, Inc., a subsidiary of Anschutz Company (which is our largest stockholder), in exchange for a promissory note in the amount of $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. During 2005, 2004 and 2003, we paid $2 million, $2 million and $4 million in interest, respectively, and $5 million, $4 million and $3 million in principal, respectively, on the note. At December 31, 2005, the outstanding accrued interest on the note was approximately $250,000 and the outstanding principal balance on the note was $21.4 million.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Note 17: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2005:

	Payments Due by Period
	2006	2007	2008	2009	2010	2011 and Thereafter	Total
	(Dollars in millions)
Future Contractual Obligations:(1)
Long-term debt	$495	$996	$595	$1,315	$927	$11,264	$15,592
Interest on debt(2)	1,114	1,047	1,001	907	847	6,888	11,804
Capital lease and other obligations	35	33	30	21	8	45	172
Operating leases	289	261	233	213	182	1,125	2,303

Subtotal	1,933	2,337	1,859	2,456	1,964	19,322	29,871
Purchase commitment obligations:(3) (5)
Telecommunications commitments (4)	166	87	66	10	—	—	329
IRU operating and maintenance obligations	17	17	17	17	17	195	280
Advertising and promotion	37	32	31	31	31	174	336
Services	12	10	6	1	1	—	30

Total purchase commitment obligations	232	146	120	59	49	369	975

Total future contractual obligations	$2,165	$2,483	$1,979	$2,515	$2,013	$19,691	$30,846

(1)	The table does not include:

•	our open purchase orders as of December 31, 2005. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•	accounts payable of $773 million, accrued expenses and other current liabilities of $2.3 billion, and other long-term liabilities of $1.5 billion, all of which are recorded on our December 31, 2005 consolidated balance sheet; and

•	any amounts related to the legal contingencies described herein.

(2)	Interest expense in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2005.

(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support. Future payments under certain services contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(4)	In the ordinary course of business and in order to optimize our cost structure, we enter into contractual obligations to utilize network facilities from local exchange carriers with terms greater than one year. Since the contracts generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates, we assessed our minimum commitment based on the termination fees to exit the contracts, assuming we exited the contracts on December 31, 2005. At December 31, 2005 the termination fees that would have been incurred to exit all such contracts would have been approximately $382 million. These termination fees are excluded from the above table as the fees would not be paid in every year and the timing of such payments, if any, is uncertain. We believe that the payment of these fees is remote in the future under normal business conditions.

(5)	We calculated the minimum obligation for certain agreements to purchase goods or services based on termination fees that may have to be paid to exit the contract. If we elect to exit these contracts, termination fees for all such contracts could be approximately $228 million in 2006. These termination fees are excluded from the above table as the fees would not be paid in every year and the timing of such payments, if any, is uncertain. We believe that the payment of these fees is remote in the future under normal business conditions.

Capital Leases. We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2005, 2004 and 2003 were $50 million, $56 million and $36 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $208 million, $174 million and $183 million of cost less accumulated amortization of $55 million, $50 million and $80 million at December 31, 2005, 2004 and 2003, respectively.

The future minimum payments under capital leases as of December 31, 2005 are reconciled to our consolidated balance sheet as follows:

Capital Lease Obligations
(Dollars in millions)
Total minimum payments	$172
Less: amount representing interest and executory costs	(60)

Present value of minimum payments	112
Less: current portion	(19)

Long-term portion	$93

Operating Leases. Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense under these operating leases was $455 million, $405 million and $479 million during 2005, 2004 and 2003, respectively, net of sublease rentals of $35 million, $36 million and $33 million, respectively. Future contractual obligations for operating leases as reported in the table above have not been reduced by minimum sublease rentals of $197 million we expect to be realized under non-cancelable subleases.

Employee Benefit Plans. We offer pension, non-qualified, post-retirement healthcare and life insurance benefits to certain current and future retirees, some of which are due under contractual agreements. Pension and certain occupational post-retirement benefits are paid through trusts and therefore are not included in this table as we are not able to reliably estimate future required contributions to the trusts. As of December 31, 2005, our qualified defined benefit pension plan was fully funded. As of December 31, 2005, we had a liability recorded on

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

our balance sheet of $3.459 billion for non-qualified pension, post-retirement healthcare and life insurance and other post-employment benefit obligations. The liability is impacted by various actuarial assumptions and will differ from the sum of the future value of actuarially estimated payments. See further discussion of our benefit plans in Note 11—Employee Benefits.

Letters of Credit and Guarantees

We maintain letter of credit arrangements with various financial institutions for up to $147 million. At December 31, 2005, the amount of letters of credit outstanding was $144 million.

As described further in Note 19—Financial Statements of Guarantors, certain Qwest entities have guaranteed the payment of debt, leases or letter of credit obligations of other Qwest entities.

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

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about our business and investments, including making materially false statements in certain of our registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars. The SPA action described below has also been consolidated with the consolidated securities action.

On November 23, 2005, we, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants. On January 5, 2006, the federal district court in Colorado issued an order (1) preliminarily approving the proposed settlement, (2) setting a hearing for May 19, 2006 to consider final approval of the proposed settlement, and (3) certifying a class, for settlement purposes only, on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002.

Under the proposed settlement agreement, we would pay a total of $400 million in cash—$100 million of which was paid 30 days after preliminary approval of the proposed settlement by the federal district court in Colorado, $100 million of which would be paid 30 days after final approval of the settlement by the court, and $200 million of which would be paid on January 15, 2007, plus interest at 3.75% per annum on the $200 million between the date of final approval by the court and the date of payment.

If approved, the proposed settlement agreement will settle the individual claims of the class representatives and the claims of the class they represent against us and all defendants in the consolidated securities action, except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. (The non-class action brought by SPA that is consolidated for certain purposes with the consolidated

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

securities action is not part of the settlement.) As part of the proposed settlement, we would receive $10 million from Arthur Andersen LLP, which would also be released by the class representatives and the class they represent, which will offset $10 million of the $400 million that would be payable by us.

The proposed settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides plaintiffs with the right to terminate the settlement if the $250 million we previously paid to the SEC in settlement of its investigation against us is not distributed to the class members; (iii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iv) provides us with the right to terminate the settlement if we do not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (v) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit any wrongdoing as part of the proposed settlement.

DOJ Investigation and Remaining Securities Actions

The Department of Justice, or DOJ, investigation and the securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our previously issued consolidated financial statements for the year ended December 31, 2002, or our 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters.

We have a reserve recorded in our financial statements of approximately $105 million relating to the remaining securities actions described below, which amount represents the minimum estimated amount of loss we believe is probable with respect to these matters. We have recorded our estimate of the minimum liability of these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve is insufficient to cover these matters, we will need to record additional charges to our consolidated statement of operations in future periods. Additionally, we are unable at this time to provide a reasonable estimate of the upper end of the range of loss associated with these matters due to their complex nature and current status, and, as a result, the amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

We believe that it is probable that a portion of the recorded reserve for the remaining securities actions described below and the consolidated securities action described above will be recoverable from a portion of the insurance proceeds that were placed in a trust to cover our losses and the losses of individual insureds following our November 2003 settlement of disputes with certain of our insurance carriers related to, among other things, the DOJ investigation and securities actions. The insurance proceeds are subject to claims by us and other insureds for, among other things, the costs of defending certain matters and, as a result, such proceeds are being depleted over time. In any event, the terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our current and former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the DOJ investigation, securities actions and certain other matters.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

We continue to defend against the securities actions described below vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

DOJ Investigation

On July 9, 2002, we were informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of our business. We believe the U.S. Attorney’s Office has investigated various matters that include transactions related to the various adjustments and restatements described in our 2002 Financial Statements, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us, and certain prior disclosures made by us. We are continuing in our efforts to cooperate fully with the U.S. Attorney’s Office in its investigation. However, we cannot predict the outcome of this investigation or the timing of its resolution.

Remaining Securities Actions

We are a defendant in the securities actions described below. Plaintiffs in these actions have variously alleged, among other things, that we violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors and current and former employees. Other defendants in one or more of these actions include current and former directors of Qwest, former officers and employees of Qwest, Arthur Andersen LLP, certain investment banks and others.

•	ERISA actions. Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of our stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs has indicated that the putative class will seek billions of dollars of damages. A non-class action alleging similar claims was filed in the federal district court in Montana in June 2003 and was later transferred to federal district court in Colorado.

•	Colorado action. A putative class action purportedly brought on behalf of purchasers of our stock between June 28, 2000 and June 27, 2002 and owners of U S WEST, Inc. stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that the defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the Merger, to make us appear successful and to inflate the value of our stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

•	New Jersey action. An action by the State of New Jersey (Treasury Department, Division of Investment), or New Jersey, is pending in the New Jersey Superior Court, Mercer County. This action was filed on November 27, 2002. New Jersey alleges, among other things, that defendants caused our stock to trade at artificially inflated prices by employing improper accounting practices and by issuing false statements about our business, revenue and profits, and contends that it incurred hundreds of millions of dollars in losses. Among other requested relief, New Jersey seeks from the defendants, jointly and severally, compensatory, consequential, incidental and punitive damages.

•	CalSTRS action. An action by the California State Teachers’ Retirement System, or CalSTRS, is pending in the Superior Court of the State of California in and for the County of San Francisco. This action was filed on December 10, 2002. CalSTRS alleges, among other things, that defendants engaged in a scheme that falsely inflated our revenues and decreased our expenses so that we would appear more successful than we actually were during the period in which CalSTRS purchased our securities, and CalSTRS asserts that defendants’ actions caused it to lose in excess of $150 million invested in our equity and debt securities. Plaintiff seeks compensatory, special and punitive damages, restitution, pre-judgment interest and costs.

•	SURSI action. An action by the State Universities Retirement System of Illinois, or SURSI, is pending in the Circuit Court of Cook County, Illinois. This action was filed on January 10, 2003. SURSI alleges, among other things, that defendants engaged in a scheme to falsely inflate our revenue and decrease our expenses by improper conduct related to transactions with various customers and suppliers and claims that its losses from investments in our securities are in excess of $12.5 million. SURSI seeks, among other things, compensatory and punitive damages, costs, equitable relief, including an injunction to freeze or prevent disposition of the defendants’ assets, and disgorgement.

•	SPA action. An action by Stichting Pensioenfonds ABP, or SPA, is pending in federal district court in Colorado. This action was filed on February 9, 2004. SPA alleges, among other things, that defendants created a false perception of our revenue and growth prospects and that its losses from investments in our securities are in excess of $100 million. SPA seeks, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

•	SHC action. An action by Shriners Hospital for Children, or SHC, is pending in federal district court in Colorado. This action was filed on March 22, 2004. SHC alleges, among other things, that defendants issued false and misleading financial reports about us. SHC alleges compensatory damages of approximately $17 million. SHC seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	TRSL action. An action by the Teachers’ Retirement System of Louisiana, or TRSL, is pending in federal district court in Colorado. This action was filed on or about March 30, 2004. TRSL alleges, among other things, that defendants issued false and misleading financial reports about us. TRSL alleges compensatory damages of approximately $23 million. TRSL seeks compensatory and punitive damages, interest, costs and attorneys’ fees.

•	NYC Funds action. An action by a number of New York City pension and retirement funds, or NYC Funds, is pending in federal district court in Colorado. This action was filed on September 22, 2004. NYC Funds allege, among other things, that defendants created a false perception of our revenue and growth prospects and that their losses from investments in our securities are in excess of $300 million. NYC Funds seek, among other things, compensatory and punitive damages, rescission or rescissionary damages, pre-judgment interest, attorneys’ fees and costs.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

KPNQwest Litigation/Investigation

A putative class action is pending in the federal district court for the Southern District of New York against us, certain of our former executives who were also on the supervisory board of KPNQwest, N.V. (of which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. On February 3, 2006, we, certain other defendants and the putative class representative in this action executed an agreement to settle the case against us and certain other defendants. Under the settlement agreement, we will pay $5.5 million in cash to the settlement fund no later than 30 days following preliminary court approval, and no later than 30 days following final approval by the court, we will issue shares of our stock to the settlement fund then valued at $5.5 million as additional consideration for the settlement. The settlement agreement would settle the individual claims of the putative class representative and the claims of the class he purports to represent against us and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. The settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires both preliminary and final court approval; (ii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides us with the right to terminate the settlement if we do not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit wrongdoing as a part of the settlement agreement.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio, our former Chairman and Chief Executive Officer, and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims. The court entered judgment for defendants on those claims and dismissed the remaining claims without prejudice. We have entered into a tolling agreement with plaintiffs that allows them to re-file these remaining claims following their appeal of the court’s order granting summary judgment to defendants on a substantial portion of plaintiffs’ claims. Plaintiffs have filed such an appeal with the Arizona Court of Appeals.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff, our former Chief Financial Officer, and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and the bankruptcy deficit of KPNQwest was in excess of $3 billion. Plaintiffs seek compensatory, treble and punitive damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a complaint in the federal district court for the Southern District of New York against us,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Joseph Nacchio, John McMaster and Koninklijke KPN N.V., or KPN. The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

Various former lenders to KPNQwest or their assignees, including Citibank, N.A., Deutsche Bank AG London and others, have notified us of their intent to file legal claims in connection with the origination of a credit facility and subsequent borrowings made by KPNQwest of approximately €300 million under that facility. They have indicated that we would be a defendant in this threatened lawsuit along with Joseph Nacchio, John McMaster, Drake Tempest, our former General Counsel, KPN and other former employees of Qwest, KPN or KPNQwest.

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB seeks an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants.

Other than the putative class action in which we have entered into a proposed settlement (and for which we have recorded a reserve of $11 million in connection with the proposed settlement), we will continue to defend against the pending KPNQwest litigation matters vigorously and will likewise defend against any claims asserted by KPNQwest’s former lenders if litigation is filed.

Regulatory Matter

On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we are in compliance with or are likely to meet a commitment that we made in 2001 to invest in communications infrastructure in New Mexico through March 2006 pursuant to an Alternative Form of Regulation plan, or AFOR. The AFOR says, in part, that “Qwest commits to devote a substantial budget to infrastructure investment, with the goal of achieving the purposes of this Plan. Specifically, Qwest will make capital expenditures of not less than $788 million over the term of this Plan. This level of investment is necessary to meet the commitments made in this Plan to increase Qwest’s investment and improve its service quality in New Mexico.” Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates we will not be in compliance with the investment commitment at the conclusion of the AFOR in March 2006, and if the current trend in our capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that we have an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if we fail to satisfy this investment commitment, any shortfall must be credited or refunded to our New Mexico customers. The Commission also opened an enforcement and implementation docket to review our investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On May 31, 2005, the Commission issued an order, in response to a report we filed on May 20, 2005, designating a

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

hearing examiner to conduct proceedings addressing whether customer credits and refunds should be imposed on us based on our investment levels as of June 30, 2005, and prior to the expiration of the AFOR in March 2006.

We have vigorously argued, among other things, that the underlying purposes of the investment commitment set forth in the AFOR have been met in that we have met all service quality and service deployment obligations under the AFOR; that, in light of this, we should not be held to a specific amount of investment; and that the Commission has failed to include all eligible investments in the calculation of how much we have actually invested. Nevertheless, we believe it is unlikely the Commission will reverse its determination that we have an unconditional obligation to invest $788 million. In addition, we have argued, and will continue to argue, that customer credits or refunds are an impermissible and illegal form of relief for the Commission to order in the event there is an investment shortfall. On January 30, 2006, Qwest filed with the New Mexico Commission an Offer of Settlement and to Revise AFOR. This Offer proposes to extend the time period for Qwest to complete $788 million in investments to three years following the approval of the Offer. Under the Offer, Qwest has included within the $788 million of total investments a proposal to invest $85 million in projects approved by the Commission. In an order dated February 7, 2006, the Commission rejected the Offer on technical grounds, ruling that it was improper as to form. In this order, the Commission also encouraged Qwest and the other parties to continue settlement negotiations.

We believe there is a substantial likelihood that the ultimate outcome of this matter will result in us having to make expenditures or payments beyond those we would otherwise make in the normal course of business. These expenditures or payments could take the form of one or more of the following: penalties, capital investment, basic service rate reductions and customer refunds or credits. At this time, however, we are not able to reasonably estimate the amount of these expenditures or payments and, accordingly, have not reserved any amount for such potential liability. Any final resolution of this matter could be material.

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own a limited property right-of-way that did not include the right to permit us to install our fiber optic cable in the right-of-way without the Plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Louisiana, Mississippi, Missouri, North Carolina, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

The IRS proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes the allocation of the costs between us and third parties. Similar claims have been asserted against us with respect to the 1997 to 1998 and the 1998 to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

2001 audit periods. The 1994-1996 claim is currently being litigated in the Tax Court, and we do not believe the IRS will be successful, although the ultimate outcome is uncertain. If we were to lose this issue for the tax years 1994 through 1998, we estimate that we would have to pay approximately $57 million in tax plus approximately $43 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

In 2004, we recorded income tax expense of $158 million related to a change in the expected timing of deductions related to our tax strategy, referred to as the Contested Liability Acceleration Strategy, or CLAS, which we implemented in 2000. CLAS is a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of the control of the company and into trusts managed by a third-party trustee. In 2004, we were formally notified by the IRS that it was contesting the CLAS tax strategy. Also in 2004 as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, we adjusted our accounting for CLAS as required by SFAS No. 109. The change in expected timing of deductions caused an increase in our liability for uncertain tax positions and a corresponding increase in our net operating loss carry-forwards, or NOLs. Because we are not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we recorded an increase in our valuation allowance on deferred tax assets as required by SFAS No. 109. Additionally, in 2004 the IRS proposed a penalty of $37 million on this strategy. We believe that the imposition of a penalty is not appropriate as we acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in our initial and subsequent tax returns. We intend to vigorously defend our position on this and other tax matters.

We have other tax related matters pending against us, certain of which, in addition to CLAS, are before the Appeals Office of the IRS. We believe we have adequately provided for these matters.

Note 18: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2005
Operating revenue	$3,449	$3,470	$3,504	$3,480	$13,903
Income (loss) from continuing operations	57	(164)	(144)	(506)	(757)
Cumulative effect of changes in accounting principles—net	—	—	—	(22)	(22)
Net income (loss)	57	(164)	(144)	(528)	(779)
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	0.03	(0.09)	(0.08)	(0.27)	(0.41)
Net income (loss)	0.03	(0.09)	(0.08)	(0.28)	(0.42)
2004
Operating revenue	$3,481	$3,442	$3,449	$3,437	$13,809
Loss from continuing operations	(310)	(776)	(569)	(139)	(1,794)
Net loss	(310)	(776)	(569)	(139)	(1,794)
Basic and diluted loss per share:
Loss from continuing operations	(0.17)	(0.43)	(0.31)	(0.09)	(1.00)
Net loss	(0.17)	(0.43)	(0.31)	(0.09)	(1.00)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

Fourth Quarter 2005

Included in net loss is an after-tax loss of $430 million on the early retirement of debt, $74 million in realignment costs and severance costs and an after-tax charge of $22 million resulting from FIN 47, relating to accounting for conditional asset retirement obligations.

Third Quarter 2005

Included in net loss is an after-tax charge of $26 million for realignment and severance costs.

Second Quarter 2005

Included in net loss is an after-tax loss of $43 million on the early retirement of debt.

First Quarter 2005

Included in net loss is an after-tax gain of $257 million in connection with wireless asset sales of PCS licenses and related wireless network assets.

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

Second Quarter 2004

Included in net loss is an after-tax charge of $300 million to increase litigation reserves; a tax charge of $136 million relating to a change in the valuation allowance against deferred tax assets; an after-tax charge of $128 million resulting from a planned workforce reduction; an after tax impairment charge of $43 million relating to the payphone business and certain network supplies; and an after tax benefit of $50 million relating to a favorable customer bankruptcy settlement.

Note 19: Financial Statements of Guarantors

In February 2004, QCII issued a total of $1.775 billion of senior notes, which consisted of $750 million of Floating Rate Senior Notes due 2009 with interest at LIBOR plus 3.50%, $525 million of 7 1/4% Senior Notes due 2011, and $500 million of 7 1/2% Senior Notes due 2014, and in June 2005 QCII issued $800 million of 7 1/2% Senior Notes due 2014—Series B (collectively, the “QCII Guaranteed Notes”). In addition, over the period from December 2002 to April 2003, we executed exchanges of approximately $5.8 billion in total face amount of QCF notes for approximately $3.7 billion of QSC notes consisting of 13.00% Senior Subordinated Secured Notes due 2007, 13.50% Senior Subordinated Secured Notes due 2010 and 14.00% Senior Subordinated Secured Notes due

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

2014 (collectively, the “QSC Guaranteed Notes”). Between December 2003 and December 2005, QSC purchased or redeemed an aggregate of $3.7 billion face amount of the QSC Guaranteed Notes. As a result, as of December 31, 2005, the outstanding QSC Guaranteed Notes totaled $22 million. The QCII Guaranteed Notes are guaranteed by QCF and QSC. The QSC Guaranteed Notes are guaranteed by QCF and QCII on a senior unsecured basis. Each series of QCF’s outstanding notes (the “QCF Guaranteed Notes”) totaling approximately $3.5 billion are also guaranteed on a senior unsecured basis by QCII.

The guarantees are full and unconditional, and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, funds necessary to meet each issuer’s debt service obligations are provided in large part by distributions or advances from their subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as our and our subsidiaries’ financial condition and operating requirements, could limit each issuer’s ability to obtain cash for the purpose of meeting its debt service obligations including the payment of principal and interest on its notes.

In September 2005 and December 2005, QCII entered in a guaranty in the amount of $94 million with a bank that issued a letter of credit for QSC. QCII unconditionally guaranteed full and punctual payment and performance of QSC’s obligations.

QCII has also guaranteed the payments of nine real estate leases where QSC or one of its subsidiaries is the tenant. Under the guarantees, QCII became secondarily liable for the leases if the tenant entity fails to make its lease payments. The maximum potential amount of future payments QCII could be required to make under these guarantees is $55 million for QSC and $235 million for QSC subsidiaries. The leases are all classified as operating leases and are included in the Future Contractual Obligations table shown in Note 17: Commitments and Contingencies.

The following information sets forth our consolidating balance sheets as of December 31, 2005 and December 31, 2004 and our consolidating statements of operations for the years ended December 31, 2005, 2004 and 2003 and our consolidating statements of cash flows for the years ended December 31, 2005, 2004 and 2003. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity’s investments in all of its subsidiaries, if any, under the equity method. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described herein, the accounting principles used are the same as those used in our consolidated financial statements.

We utilize lines of credit between certain of our entities, other intercompany obligations, capital contributions and dividends (including partnership distributions) to manage our cash. Amounts outstanding under these intercompany lines of credit and intercompany obligations may vary materially over time.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$8	$13,895	$—	$13,903
Operating revenue—affiliates	—	1,343	—	37	156	(1,536)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	1,114	—	—	5,804	(1,082)	5,836
Cost of sales—affiliates	—	194	—	—	95	(289)	—
Selling, general and administrative	105	—	—	44	2,916	1,082	4,147
Selling, general and administrative—affiliates	—	—	—	—	1,247	(1,247)	—
Depreciation	—	3	—	—	2,609	—	2,612
Capitalized software and other intangible assets amortization	—	—	—	—	453	—	453

Total operating expenses	105	1,311	—	44	13,124	(1,536)	13,048

Other expense—net:
Interest expense—net	188	375	268	—	652	—	1,483
Interest expense—affiliates	6	—	588	—	1,212	(1,806)	—
Interest income—affiliates	(18)	(576)	(1,210)	(2)	—	1,806	—
Loss (gain) on early retirement of debt—net	—	448	(23)	—	37	—	462
Gain on sale of assets	—	—	—	—	(263)	—	(263)
Other income—net	(7)	(36)	—	(2)	(22)	—	(67)
Loss from equity investments in subsidiaries	649	1,243	—	—	—	(1,892)	—

Total other expense—net	818	1,454	(377)	(4)	1,616	(1,892)	1,615

(Loss) income before income taxes and cumulative effect of changes in accounting principle	(923)	(1,422)	377	5	(689)	1,892	(760)
Income tax benefit (expense)	144	544	(143)	(2)	(540)	—	3

(Loss) income before cumulative effect of changes in accounting principle	(779)	(878)	234	3	(1,229)	1,892	(757)
Cumulative effect of changes in accounting principle, net of taxes	—	(8)	—	—	(14)	—	(22)

Net (loss) income	$(779)	$(886)	$234	$3	$(1,243)	$1,892	$(779)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$5	$13,804	$—	$13,809
Operating revenue—affiliates	—	1,380	—	34	156	(1,570)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	1,135	—	—	5,868	(1,113)	5,890
Cost of sales—affiliates	—	188	—	—	87	(275)	—
Selling, general and administrative	621	—	—	36	3,201	1,113	4,971
Selling, general and administrative—affiliates	—	—	—	—	1,295	(1,295)	—
Depreciation	—	2	—	—	2,624	—	2,626
Capitalized software and other intangible assets amortization	—	—	—	—	497	—	497
Asset impairment charges	—	—	—	—	113	—	113

Total operating expenses	621	1,325	—	36	13,685	(1,570)	14,097

Other expense—net:
Interest expense—net	118	488	292	—	633	—	1,531
Interest expense—affiliates	6	—	1,225	—	1,579	(2,810)	—
Interest (income)—affiliates	(55)	(1,191)	(1,564)	—	—	2,810	—
Loss (gain) on early retirement of debt—net	—	—	(5)	—	6	—	1
Gain on sale of assets	—	—	—	—	(8)	—	(8)
Other income—net	(12)	(20)	(1)	(2)	(71)	—	(106)
Loss from equity investments in subsidiaries	1,131	2,546	—	—	—	(3,677)	—

Total other expense (income)	1,188	1,823	(53)	(2)	2,139	(3,677)	1,418

(Loss) income before income taxes	(1,809)	(1,768)	53	5	(1,864)	3,677	(1,706)
Income tax benefit (expense)	15	602	(21)	(2)	(682)	—	(88)

Net (loss) income	$(1,794)	$(1,166)	$32	$3	$(2,546)	$3,677	$(1,794)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$4	$14,284	$—	$14,288
Operating revenue—affiliates	—	1,533	—	35	148	(1,716)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	1,307	—	—	6,411	(1,263)	6,455
Cost of sales—affiliates	—	178	—	—	92	(270)	—
Selling, general and administrative	174	—	—	36	3,217	1,263	4,690
Selling, general and administrative—affiliates	—	—	—	—	1,446	(1,446)	—
Depreciation	—	1	—	—	2,738	—	2,739
Capitalized software and other intangible assets amortization	—	—	—	—	428	—	428
Asset impairment charges	—	—	—	—	230	—	230

Total operating expenses	174	1,486	—	36	14,562	(1,716)	14,542

Other expense—net:
Interest expense—net	84	566	501	—	606	—	1,757
Interest expense—affiliates	15	12	348	—	1,342	(1,717)	—
Interest (income)—affiliates	(33)	(386)	(1,298)	—	—	1,717	—
Loss (gain) on early retirement of debt—net	52	43	(129)	—	(4)	—	(38)
Other income—net	(1)	(29)	—	—	(111)	—	(141)
Income from equity investments in subsidiaries	(1,584)	(133)	—	—	—	1,717	—

Total other (income) expense—net	(1,467)	73	(578)	—	1,833	1,717	1,578

Income (loss) before tax, discontinued operations and cumulative effect of changes in accounting principles	1,293	(26)	578	3	(1,963)	(1,717)	(1,832)
Income tax benefit (expense)	219	1,250	(220)	(1)	(729)	—	519

Income (loss) from continuing operations	1,512	1,224	358	2	(2,692)	(1,717)	(1,313)
Income from and gain on sale of discontinued operations, net of taxes	—	—	—	—	2,619	—	2,619

Income (loss) before cumulative effect of changes in accounting principle	1,512	1,224	358	2	(73)	(1,717)	1,306
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	—	206	—	206

Net income	$1,512	$1,224	$358	$2	$133	$(1,717)	$1,512

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2005

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$67	$563	$—	$—	$216	$—	$846
Short-term investments	9	77	—	—	15	—	101
Accounts receivable—net	—	10	—	3	1,512	—	1,525
Accounts receivable—affiliates	43	428	94	—	21	(586)	—
Current tax receivable	34	28	—	—	—	(62)	—
Notes receivable—affiliates	—	4,728	14,568	76	—	(19,372)	—
Deferred income taxes	—	19	—	—	99	—	118
Prepaid and other assets	20	38	—	112	375	(8)	537
Assets held for sale	—	—	—	—	37	—	37

Total current assets	173	5,891	14,662	191	2,275	(20,028)	3,164
Property, plant and equipment—net	—	6	—	—	15,562	—	15,568
Capitalized software and other intangible assets—net	41	—	—	—	966	—	1,007
Investments in subsidiaries	1,143	(12,112)	—	—	—	10,969	—
Deferred income taxes	—	1,791	22	11	—	(1,824)	—
Prepaid pension assets	—	95	—	—	1,070	—	1,165
Other assets	111	58	14	—	410	—	593

Total assets	$1,468	$(4,271)	$14,698	$202	$20,283	$(10,883)	$21,497

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$6	$—	$485	$—	$21	$—	$512
Current borrowings—affiliates	165	—	4,728	—	14,479	(19,372)	—
Accounts payable	4	38	—	—	731	—	773
Accounts payable—affiliates	—	34	—	9	248	(291)	—
Accrued expenses and other current liabilities	288	192	98	81	1,539	—	2,198
Accrued expenses and other current liabilities—affiliates	—	—	34	30	239	(303)	—
Current taxes payable	—	—	34	2	145	(62)	119
Deferred revenue and advanced billings	—	—	—	—	633	—	633

Total current liabilities	463	264	5,379	122	18,035	(20,028)	4,235
Long-term borrowings—net	3,884	22	2,986	—	8,076	—	14,968
Post-retirement and other post- employment benefit obligations	—	506	—	—	2,953	—	3,459
Deferred income taxes	33	—	—	—	1,881	(1,824)	90
Deferred revenue	—	—	—	—	522	—	522
Other long-term liabilities	305	145	—	62	928	—	1,440

Total liabilities	4,685	937	8,365	184	32,395	(21,852)	24,714

Stockholders’ (deficit) equity	(3,217)	(5,208)	6,333	18	(12,112)	10,969	(3,217)

Total liabilities and stockholders’ equity (deficit)	$1,468	$(4,271)	$14,698	$202	$20,283	$(10,883)	$21,497

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2004

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$34	$608	$—	$—	$509	$—	$1,151
Short-term investments	24	427	—	—	313	—	764
Accounts receivable—net	—	13	2	2	1,577	—	1,594
Accounts receivable—affiliates	72	466	141	—	84	(763)	—
Current tax receivable	—	227	—	—	—	(227)	—
Notes receivable—affiliates	87	13,986	21,972	59	—	(36,104)	—
Deferred income taxes	—	—	—	—	111	(111)	—
Prepaid and other assets	—	38	—	67	452	(8)	549
Assets held for sale	—	—	—	—	160	—	160

Total current assets	217	15,765	22,115	128	3,206	(37,213)	4,218
Property, plant and equipment—net	—	5	—	—	16,848	—	16,853
Capitalized software and other intangible assets—net	39	—	—	—	1,140	—	1,179
Investments in subsidiaries	(1,266)	(18,006)	—	—	—	19,272	—
Deferred income taxes	—	2,232	24	10	—	(2,228)	38
Prepaid pension assets	—	96	—	—	1,096	—	1,192
Other assets	1,140	107	23	56	468	(950)	844

Total assets	$130	$199	$22,162	$194	$22,758	$(21,119)	$24,324

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$5	$—	$179	$—	$412	$—	$596
Current borrowings—affiliates	126	—	13,976	—	22,002	(36,104)	—
Accounts payable	3	31	—	—	698	(1)	731
Accounts payable—affiliates	—	2	—	—	234	(236)	—
Accrued expenses and other current liabilities	174	334	123	35	1,962	(338)	2,290
Accrued expenses and other current liabilities—affiliates	17	65	139	53	260	(534)	—
Deferred revenue and advanced billings	—	—	—	—	669	—	669

Total current liabilities	325	432	14,417	88	26,237	(37,213)	4,286
Long-term borrowings—net	1,886	3,528	3,637	—	7,639	—	16,690
Post-retirement and other post- employment benefit obligations	—	460	—	—	2,968	—	3,428
Deferred income taxes	34	—	—	—	2,194	(2,228)	—
Deferred revenue	—	—	—	—	559	—	559
Other long-term liabilities	497	218	950	91	1,167	(950)	1,973

Total liabilities	2,742	4,638	19,004	179	40,764	(40,391)	26,936

Stockholders’ (deficit) equity	(2,612)	(4,439)	3,158	15	(18,006)	19,272	(2,612)

Total liabilities and stockholders’ (deficit) equity	$130	$199	$22,162	$194	$22,758	$(21,119)	$24,324

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(250)	$1,391	$176	$18	$978	$—	$2,313

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment and intangible assets	(1)	(23)	—	—	(1,589)	—	(1,613)
Proceeds from sale of property, plant and equipment	—	—	—	—	420	—	420
Proceeds from sales of investment securities	—	1,794	—	—	—	(1)	1,793
Purchases of investment securities	—	(1,086)	—	—	—	—	(1,086)
Net proceeds (purchases) of investments managed by QSC	16	(332)	—	—	316	—	—
Cash infusion to subsidiaries	(1,760)	(10,000)	—	—	—	11,760	—
Net decrease (increase) in short-term affiliate loans	—	9,161	7,404	(18)	—	(16,547)	—
Principal collected on long-term affiliate loans	—	97	—	—	—	(97)	—
Dividends received from subsidiaries	—	2,855	—	—	—	(2,855)	—
Other	—	—	—	—	27	—	27

Cash (used for) provided by investing activities	(1,745)	2,466	7,404	(18)	(826)	(7,740)	(459)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	2,000	—	—	—	1,152	—	3,152
Repayments of long-term borrowings, including current maturities	(5)	(3,356)	(179)	—	(1,176)	—	(4,716)
Net (repayments of) proceeds from short-term affiliate borrowings	39	—	(9,161)	—	(7,426)	16,548	—
Payments of LT borrowings—affiliates	—	—	—	—	(97)	97	—
Proceeds from issuances of common and treasury stock	39	—	—	—	—	—	39
Equity infusion from parent	—	—	1,760	—	10,000	(11,760)	—
Dividends paid to parent	—	—	—	—	(2,855)	2,855	—
Debt issuance costs	(45)	(4)	—	—	(18)	—	(67)
Early retirement of debt costs	—	(542)	—	—	(25)	—	(567)

Cash provided by (used for) financing activities	2,028	(3,902)	(7,580)	—	(445)	7,740	(2,159)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash and cash equivalents	33	(45)	—	—	(293)	—	(305)
Beginning balance	34	608	—	—	509	—	1,151

Ending balance	$67	$563	$—	$—	$216	$—	$846

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2004

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(98)	$1,779	$194	$4	$(63)	$32	$1,848

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment and intangible assets	(2)	(4)	—	—	(1,725)	—	(1,731)
Proceeds from sale of property, plant and equipment	—	—	—	—	48	—	48
Proceeds from sales of investment securities	—	1,917	—	—	5	—	1,922
Net proceeds from (purchases of) investments managed by QSC	(25)	(20)	—	18	27	—	—
Cash infusion to subsidiaries	—	(2,312)	—	—	—	2,312	—
Net decrease (increase) in short-term affiliate loans	—	(1,885)	(3,148)	(59)	1	5,091	—
Long-term loans made to affiliates	(950)	—	—	—	—	950	—
Principal collected on long-term affiliate loans	—	400	1,103	—	—	(1,503)	—
Purchases of investment securities	—	(2,137)	—	—	—	—	(2,137)
Dividends received from subsidiaries	—	3,168	—	—	—	(3,168)	—
Other	—	—	—	—	(7)	—	(7)

Cash used for investing activities	(977)	(873)	(2,045)	(41)	(1,651)	3,682	(1,905)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,763	—	—	—	838	—	2,601
Repayments of long-term borrowings including current maturities	(4)	(750)	(984)	—	(976)	—	(2,714)
Proceeds from long-term affiliates borrowings	—	—	950	—	—	(950)	—
Repayments of long-term affiliates borrowings	—	—	—	—	(1,503)	1,503	—
Net (repayments of) proceeds from short-term affiliate borrowings	(661)	—	1,885	—	3,866	(5,090)	—
Proceeds from issuances of common and treasury stock	43	—	—	—	—	(33)	10
Equity infusion from parent	—	—	—	—	2,247	(2,247)	—
Dividends paid to parent	—	—	—	—	(3,103)	3,103	—
Debt issuance costs	(32)	(9)	—	—	(14)	—	(55)

Cash provided by (used in) financing activities	1,109	(759)	1,851	—	1,355	(3,714)	(158)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash	34	147	—	(37)	(359)	—	(215)
Beginning balance	—	461	—	37	868	—	1,366

Ending balance	$34	$608	$—	$—	$509	$—	$1,151

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2003

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(140)	$315	$360	$11	$1,553	$76	$2,175

INVESTING ACTIVITIES:
Expenditures for property, plant and equipment and intangible assets	(4)	—	—	—	(2,084)	—	(2,088)
Proceeds from sale of property, plant and equipment	—	—	—	—	7	—	7
Proceeds from sales of investment securities	—	13	—	—	—	—	13
Net proceeds from (purchases of) investments managed by QSC	—	376	—	(18)	(358)	—	—
Purchases of investment securities	—	(601)	—	—	—	—	(601)
Net (increase) decrease in short-term affiliate loans	—	(4,050)	(2,601)	—	—	6,651	—
Principal collected on long-term affiliate loans	448	—	—	—	—	(448)	—
Dividends received from subsidiaries	—	6,609	—	—	—	(6,609)	—
Other	—	—	—	—	(61)	—	(61)

Cash provided by (used in) investing activities	444	2,347	(2,601)	(18)	(2,496)	(406)	(2,730)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	—	—	—	1,729	—	1,729
Repayments of long-term borrowings including current maturities	(1,024)	(1,636)	(1,808)	—	(1,324)	—	(5,792)
Net repayments of short-term borrowings	—	—	—	—	(750)	—	(750)
Repayments of long-term affiliates borrowings	—	—	—	—	(448)	448	—
Net proceeds from (repayments of) short-term affiliate borrowings	644	(2,248)	4,049	—	4,206	(6,651)	—
Proceeds from issuances of common and treasury stock	76	—	—	—	—	(76)	—
Dividends paid to parent	—	—	—	—	(6,609)	6,609	—
Debt issuance costs	—	(6)	—	—	(37)	—	(43)

Cash provided by (used for) financing activities	(304)	(3,890)	2,241	—	(3,233)	330	(4,856)

CASH AND CASH EQUIVALENTS
Increase (decrease) in cash	—	(1,228)	—	(7)	(4,176)	—	(5,411)
Net cash generated by discontinued operations (operating activities)	—	—	—	—	234	—	234
Proceeds from sale of directory business (investing activity)	—	—	—	—	4,290	—	4,290
Beginning balance	—	1,689	—	44	520	—	2,253

Ending balance	$—	$461	$—	$37	$868	$—	$1,366

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Qwest Communications International Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qwest Communications International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Qwest Communications International Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Qwest Communications International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 16, 2006

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2005. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Also, there were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of this annual report on Form 10-K is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders, or our 2006 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 under the headings “Proposal No. 1—Election of Directors,” “Executive Officers and Management,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” and to Item 1 of this annual report on Form 10-K under the heading “Website Access.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this annual report on Form 10-K is incorporated by reference to our 2006 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 under the headings “Director Compensation,” “Executive Compensation,” “Stock Option Grants,” “Option Exercises and Holdings,” “Pension Plans,” “Employment Contracts and Termination of Employment and Change-In-Control Arrangements” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this annual report on Form 10-K is incorporated by reference to our 2006 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 under the heading “Beneficial Ownership of Shares of Common Stock.”

Equity Compensation Plan Information

We currently maintain four compensation plans under which shares of our common stock are authorized for issuance to employees and non-employees: our Equity Incentive Plan; our Employee Stock Purchase Plan; our Nonqualified Employee Stock Purchase Plan and our Equity Compensation Plan for Non-Employee Directors. Our Equity Incentive Plan and Employee Stock Purchase Plan have been approved by our stockholders. Our Nonqualified Employee Stock Purchase Plan and our Equity Compensation Plan for Non-Employee Directors, each of which is described in more detail below, have not been approved by our stockholders. The following table provides information as of December 31, 2005 about outstanding options and shares reserved for future issuance under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	134,940,049	$12.23	66,184,778	(2)
Equity compensation plans not approved by security holders	—	—	10,083,267	(3)

Total	134,940,049	$12.23	76,268,045

(1)	Includes 29,154,855 shares issuable upon the exercise of outstanding options we assumed in connection with acquisitions, including the Merger. The weighted-average exercise price of these options is $30.16. We do not intend to grant any new options under the plans pursuant to which these options were originally granted.

(2)	Includes 50,015,992 shares available for future issuance under our Equity Incentive Plan and 16,168,786 shares available for future issuance under our Employee Stock Purchase Plan. The number of shares available for future issuance under our Equity Incentive Plan is based on a formula. Our Equity Incentive Plan provides that the maximum total number of shares that may be issued under our Equity Incentive Plan at any time is equal to 10% of the total number of shares that are issued and outstanding at such time (determined as of the close of trading on the New York Stock Exchange on the trading day immediately preceding such time), reduced by the number of shares subject to outstanding awards granted under the Equity Incentive Plan and outstanding options granted under any other plan or arrangement of Qwest or a subsidiary of Qwest (excluding the Employee Stock Purchase Plan) at such time.
(3)	Includes 10,000,000 shares available for future issuance under our Nonqualified Employee Stock Purchase Plan and 83,267 shares available for future issuance under our Equity Compensation Plan for Non-Employee Directors.

In 1997, our Board of Directors adopted an Equity Compensation Plan for Non-Employee Directors, under which directors who are not officers or employees of Qwest may receive shares of our common stock. Under the plan, eligible directors may elect on a quarterly basis to receive any or all of their annual and meeting fees for that quarter in shares of our common stock. With respect to each quarter for which an election is made, the total number of shares granted to the electing director equals the amount of the director’s total annual and meeting fees divided by the fair market value of our common stock on the last business day of that quarter. Shares issued under the plan are to be issued as soon as practicable after the end of each quarter.

In 2002, our Board of Directors adopted a Nonqualified Employee Stock Purchase Plan; however, we have not commenced any offers nor issued any shares of our common stock under the plan. If used, any employee of Qwest, or any employee of a subsidiary of Qwest that adopts the plan with Qwest’s consent, will be entitled to participate in the plan. The Nonqualified Employee Stock Purchase Plan will provide eligible employees with an opportunity to purchase shares of our common stock. The maximum number of shares of common stock that may be purchased under the Nonqualified Employee Stock Purchase Plan is, in the aggregate, 10,000,000. Under the plan, offers to purchase common stock will be made on the first day of each calendar month and last for a period of one calendar month, unless otherwise determined by the Compensation and Human Resources Committee of our Board of Directors. An eligible employee may participate in any offer under the plan by authorizing payroll deductions of up to 15% of his or her base salary and commissions paid per pay period. Amounts withheld will be held for the credit of the participant as part of our general funds and will not accrue interest. On the last day of each calendar month, the entire account balance of a participating employee will be applied to purchase shares of our common stock at a purchase price equal to 85% of the fair market value of the common stock on the last trading day of that month. In no event, however, will an employee be permitted to purchase more than 20,000 shares of common stock through the plan in any single offer. Participants may not transfer shares of common stock purchased under the plan until after the last day of the sixth month following the month in which the shares were purchased. We have the right to terminate or amend the plan at any time. If not previously terminated by our Board of Directors, the plan will terminate on the date as of which participants have purchased a number of shares equal to or greater than the number of shares then subject to the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of this annual report on Form 10-K is incorporated by reference to our 2006 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 under the headings “Certain Transactions and Legal Proceedings” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this annual report on Form 10-K is incorporated by reference to our 2006 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005 under the heading “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999 between U S WEST, Inc. and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Form S-4/A filed on August 13, 1999, File No. 333-81149).

(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

Exhibit Number	Description

(4.3)	Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).

(4.4)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.6)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

(4.7)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.8)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.9)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).

(4.11)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.12)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

Exhibit Number	Description

(4.13)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.14)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.17)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.18)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.20)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.22)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

Exhibit Number	Description

(4.23)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.24)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.25)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended, including forms of option and restricted stock agreements (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

10.2	Additional forms of option and restricted stock agreements used under Equity Incentive Plan, as amended.*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s 2003 Proxy Statement for the Annual Meeting of Stockholders).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000- 22609).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.9)	2006 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed December 16, 2005, File No. 001-15577).*

(10.10)	Summary Sheet Describing the Compensation Package for Qwest Communications International Inc.’s Non-employee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

Exhibit Number	Description

(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8- K/A, dated June 26, 1998, File No. 001-14087).

(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.14)	Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.15)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).

(10.16)	Registration Rights Agreement, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.17)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.18)	Registration Rights Agreement, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.19)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.20)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.21)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

10.22	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Richard C. Notebaert.

(10.23)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

Exhibit Number	Description

(10.24)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.25)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

10.26	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Oren G. Shaffer.

(10.27)	Retention Agreement, dated May 8, 2002, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.28)	Severance Agreement, dated July 21, 2003, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.29)	Severance Agreement, dated April 4, 2005, by and between Qwest Services Corporation and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.30)	Letter Agreement, dated August 20, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.31)	Severance Agreement, dated September 8, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.32)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.33)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

10.34	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Barry Allen.

(10.35)	Letter Agreement, dated March 27, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, File No. 333-115115).*

(10.36)	Severance Agreement, dated as of July 28, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-15577).*

(10.37)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

Exhibit Number	Description

(10.38)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

(10.39)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Qwest Communications International Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

(99.3)	Credit Agreement, dated as of October 21, 2005, among Qwest Services Corporation, Qwest Communications International Inc., the Lenders party thereto from time to time, and Wachovia Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).

(	) Previously filed.

*	Executive Compensation Plans and Arrangements.

†	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 16, 2006.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION

By:	/s/ JOHN W. RICHARDSON
John W. Richardson
Controller and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of February 2006.

Signature	Title

/S/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ OREN G. SHAFFER Oren G. Shaffer	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

* Linda G Alvarado	Director

* Philip F. Anschutz	Director

* Charles L. Biggs	Director

* K. Dane Brooksher	Director

* Cannon Y. Harvey	Director

* Peter S. Hellman	Director

R. David Hoover	Director

Caroline Matthews	Director

Signature	Title

* Patrick J. Martin	Director

* Wayne W. Murdy	Director

* Frank P. Popoff	Director

* James A. Unruh	Director

*By:	/S/ OREN G. SHAFFER
Oren G. Shaffer As Attorney-In-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

Under date of February 16, 2006, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the December 31, 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 16, 2006

S-1

QWEST COMMUNICATIONS INTERNATIONAL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN MILLIONS)

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
Allowance for doubtful accounts:
2005	$178	$173	$184	$167
2004	280	194	296	178
2003	360	304	384	280

S-2