Form 10-Q
period 2006-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2006-05-03
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2006, 1,885,989,398 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

•	Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our mass markets, wholesale and business access lines, including those used by us and our affiliates.

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice services in our local service area.

•	Data Integration. Voice and data telecommunications customer premises equipment (CPE) and associated professional services, including network management, the installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks, for our governmental and business customers.

•	Frame Relay. A high speed data switching technology primarily used to interconnect multiple local networks.

•	Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as our subsidiary, Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

•	Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

•	Interexchange Carriers (IXCs). Telecommunications providers that provide long-distance services to end-users by handling calls that extend beyond a customer’s local exchange service area.

•	InterLATA long-distance services. Telecommunications services, including “800” services, that cross LATA boundaries.

•	Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

•	Internet Protocol (IP). Those protocols that facilitate transferring information in packets of data and that enable each packet in a transmission to “tell” the data switches it encounters where it is headed and enables the computers on each end to confirm that message has been accurately transmitted and received.

•	Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

•	IntraLATA long-distance services. These services include calls that terminate outside a caller’s local calling area but within their LATA, including wide area telecommunications service or “800” services for customers with geographically highly concentrated demand.

•	Local Access Transport Area (LATA). A geographical area associated with the provision of telecommunications services by local exchange and long distance carriers. There are 163 LATAs in the United States, of which 27 are in our 14 state local service area.

•	Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

•	Private Lines. Direct circuits or channels specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

•	Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone equipped with dial tone.

•	Unbundled Network Elements (UNEs). Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

•	Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

•	Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice capability originating in the Internet protocol over a broadband connection.

•	Web Hosting. The providing of space, power and bandwidth in data centers for hosting of customers’ Internet equipment as well as related services.

•	Wide Area Network (WAN). A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,476	$3,449
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,417	1,439
Selling, general and administrative	1,014	1,036
Depreciation	588	653
Capitalized software and other intangible assets amortization	103	121

Total operating expenses	3,122	3,249

Other expense—net:
Interest expense—net	296	381
Other (income) expense—net	(28)	15
Gain on sale of assets	—	(257)

Total other expense—net	268	139

Income before income taxes	86	61
Income tax benefit (expense)	2	(4)

Net income	$88	$57

Basic income per share	$0.05	$0.03

Basic weighted average shares outstanding	1,874,313	1,816,758

Diluted income per share	$0.05	$0.03

Diluted weighted average shares outstanding	1,911,376	1,822,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$610	$846
Short-term investments	130	101
Accounts receivable (less allowance of $162 and $167, respectively)	1,541	1,525
Prepaid expenses and other current assets	743	692

Total current assets	3,024	3,164

Property, plant and equipment—net	15,273	15,568
Capitalized software and other intangible assets—net	971	1,007
Prepaid pension asset	1,147	1,165
Other assets	711	593

Total assets	$21,126	$21,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current borrowings	$604	$512
Accounts payable	780	773
Accrued expenses and other current liabilities	1,941	2,317
Deferred revenue and advance billings	622	633

Total current liabilities	3,947	4,235
Long-term borrowings (net of unamortized debt discount of $217 and $221, respectively)	14,834	14,968
Post-retirement and other post-employment benefit obligations	3,441	3,459
Deferred revenue	514	522
Other long-term liabilities	1,450	1,530

Total liabilities	24,186	24,714
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,885,896 and 1,867,422 shares issued, respectively	19	19
Additional paid-in capital	43,355	43,290
Treasury stock—1,101 and 1,062 shares, respectively (including 62 shares in each period held in rabbi trust)	(17)	(17)
Accumulated deficit	(46,412)	(46,500)
Accumulated other comprehensive loss	(5)	(9)

Total stockholders’ deficit	(3,060)	(3,217)

Total liabilities and stockholders’ deficit	$21,126	$21,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$88	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	691	774
Provision for bad debts—net	44	57
Gain on sale of assets	—	(257)
Other non-cash charges—net	15	1
Changes in operating assets and liabilities:
Accounts receivable	(60)	(66)
Prepaid and other current assets	(37)	11
Accounts payable and accrued expenses	(368)	(178)
Deferred revenue and advance billings	(19)	(32)
Other non-current assets and liabilities	(214)	(24)

Cash provided by operating activities	140	343

INVESTING ACTIVITIES
Expenditures for property, plant and equipment and intangible assets	(390)	(313)
Proceeds from sale of property and equipment	26	418
Proceeds from sale of investment securities	7	630
Purchase of investment securities	(36)	(822)
Other	1	1

Cash used for investing activities	(392)	(86)

FINANCING ACTIVITIES
Repayments of long-term borrowings, including current maturities	(41)	(5)
Proceeds from issuance of common stock	57	3

Cash provided by (used for) financing activities	16	(2)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(236)	255
Beginning balance	846	1,151

Ending balance	$610	$1,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2006 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three month period ended March 31, 2006 are not necessarily indicative of the results or cash flows expected for the full year.

Use of estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. In instances where we have the potential to recover a portion of such a loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable. For income tax related matters, we record a liability computed at the statutory income tax rate if we determine that (i) we do not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we do not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. Actual results could differ from these estimates. See Note 8—Commitments and Contingencies.

Certain prior period balances have been reclassified to conform to the current presentation.

Depreciation and amortization

Property, plant and equipment are shown net of depreciation on our condensed consolidated balance sheets. As of March 31, 2006 and December 31, 2005, accumulated depreciation was $30.8 billion and $30.4 billion, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Capitalized software and other intangible assets are shown net of amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.4 billion and $1.3 billion as of March 31, 2006 and December 31, 2005, respectively.

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options are exercised and convertible debt is converted. The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions except per share amounts, shares in thousands)
Net income	$88	$57

Basic weighted average common stock outstanding	1,874,313	1,816,758
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	25,858	5,619
Dilutive effect of the equity premium on convertible debt at the average price of our common stock	11,205	—

Diluted weighted average common stock outstanding	1,911,376	1,822,377

Basic earnings per share	$0.05	$0.03

Diluted earnings per share	$0.05	$0.03

Options to purchase 42 million and 103 million shares of our common stock were outstanding during the three months ended March 31, 2006 and 2005, respectively, but have been excluded from the computation of diluted earnings per share because the strike prices of the options exceeded the average price of our common stock during those periods. Options to purchase another 6 million shares of our common stock that were outstanding at March 31, 2006 have also been excluded because the impact would have been antidilutive.

Recently adopted accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”), as part of an effort to conform to international accounting standards, issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which was effective for us beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles be retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 has not had a material effect on our financial position or results of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 2 for additional information on this recently adopted accounting pronouncement.

Note 2: Stock-Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, we adopted SFAS No. 123(R). Prior to 2006, we accounted for stock awards granted to employees under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic-value method, no compensation expense was recognized for options granted to employees when the strike price of those options equals or exceeds the value of the underlying security on the measurement date. Under APB No. 25, stock-based compensation expense was generally limited to the excess of the stock price on the measurement date over the exercise price, if any, and was recorded as deferred compensation and amortized over the service period during which the stock option award vested. However, SFAS No. 123(R) requires that compensation expense be measured using estimates of the fair value of all stock-based awards.

We are applying the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, we have not adjusted the financial statements for periods ending prior to December 31, 2005. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006.

SFAS No. 123(R) also requires us to estimate forfeitures in calculating the expense related to stock-based compensation (estimated at 40% for 2006 grants).

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of March 31, 2006, there was $67 million of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 3.0 years. For the three months ended March 31, 2006, our total stock-based compensation expense was $6 million, which includes $4 million of compensation expense for stock options and for stock issued under our Employee Stock Purchase Plan that would not have been recorded as expense under APB No. 25. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2006 and 2005.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if our stock-based compensation had been determined based on the fair value at the grant dates:

Three Months Ended March 31, 2005
(Dollars in millions, except per share amounts)
Net income:
As reported	$57
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects of $0	17

Pro forma net income	$40

Net income per share:
As reported—basic and diluted	$0.03

Pro forma—basic and diluted	$0.02

Stock Options

On June 23, 1997, Qwest adopted the Equity Incentive Plan. This plan was most recently amended and restated on October 4, 2000 and permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants. The maximum number of shares of our common stock that may be issued under the Equity Incentive Plan at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the Equity Incentive Plan or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. Since our merger with U S WEST, Inc., all option grants have been issued from this plan. As of December 31, 2005, the maximum number of shares of our common stock available for issuance under the Equity Incentive Plan was 187 million, with 137 million shares underlying outstanding options and 50 million shares available for issuance pursuant to new awards.

The Compensation and Human Resources Committee of our Board, or its delegate, approves the exercise price for each option. Stock options generally have an exercise price that is at least equal to the fair market value of the common stock on the date the stock option is granted, subject to certain restrictions. Stock option awards generally vest in equal increments over the vesting period of the granted option (generally three to five years). Unless otherwise provided by the Compensation and Human Resources Committee, our Equity Incentive Plan provides that, on a “change in control,” all awards granted under the Equity Incentive Plan will vest immediately. Options that we granted to our employees from June 1999 to September 2002 typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since September 2002, options that we grant to our executive officers (vice president level and above) typically provide for accelerated vesting and an extended exercise period upon a change of control and options that we grant to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Options granted subsequent to 2002 have ten-year terms.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Summarized below is the activity of our stock option plans for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding December 31, 2005	134,940	$12.23
Granted	9,683	6.12
Exercised	(11,254)	4.30
Canceled or expired	(1,705)	17.08

Outstanding March 31, 2006	131,664	12.40

The options to purchase 131.7 million shares of Qwest common stock that were outstanding at March 31, 2006 had remaining contractual terms with a weighted average of 6.0 years. The aggregate intrinsic value for those outstanding options that were in the money was $210 million at March 31, 2006. Of those outstanding options to purchase shares of Qwest common stock, 115.5 million were exercisable at March 31, 2006 and had a weighted-average exercise price of $13.43 and remaining contractual terms with a weighted average of 5.6 years. These options, which were both exercisable and in the money, had an aggregate intrinsic value of $181 million.

Except for option awards with market-based vesting conditions, we use the Black-Scholes model to estimate the fair value of new stock option grants and establish such fair value at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, all option valuation models require the input of highly subjective assumptions including the expected life of the options and the expected stock price volatility. Because our employee stock options have characteristics significantly different from traded options, and changes in the input assumptions can materially affect the fair value estimate, estimates of the fair value of our stock option awards are subjective. Following are the weighted-average assumptions used and the resulting fair value estimates of options granted in the three months ended March 31, 2006 and 2005 excluding the market-based vesting condition awards described below:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.2% – 4.7%	3.6% – 4.2%
Expected dividend yield	0.0%	0.0%
Expected option life (years)	5.8	4.6
Expected stock price volatility	80.3%	87.8%
Weighted-average grant date fair value	$4.30	$2.74

We believe that the two most significant assumptions used in our estimates of fair value are the expected option life and the expected volatility, both of which we estimate based on historical information. During the three months ended March 31, 2006 and 2005, options to purchase 11.3 million and 0.3 million shares were exercised with aggregate intrinsic values totaling $24.4 million and $0.4 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Restricted Stock

During the three months ended March 31, 2006, 5.8 million shares of restricted stock were granted under the Equity Incentive Plan. Based on prior grants, compensation expense of $2 million was recognized for restricted stock grants in the three months ended March 31, 2005.

Except for restricted stock awards with market-based vesting conditions, we use the closing price of our common stock on the date of the award as the fair value for restricted stock awards. Excluding the market-based vesting condition awards described below, the weighted average estimate of fair value for restricted stock awards granted during the three months ended March 31, 2006 was $6.15 per share. A summary of the status of unvested shares of restricted stock as of and during the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
	(in thousands)

Unvested at December 31, 2005	1,704	$4.19
Granted	5,831	5.71
Vested	—
Forfeited	(39)	6.15

Unvested at March 31, 2006	7,496	5.36

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which we are authorized to issue 27 million shares of our common stock to eligible employees. Under the terms of the ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. In the three months ended March 31, 2006, approximately 465,000 shares were purchased under this plan at a weighted-average purchase price of $5.46 per share. During the three months ended March 31, 2006, we recognized compensation expense of approximately $450,000 for the difference between the employees’ purchase price and the fair market value of the stock.

Market-Based Vesting Condition Awards

On February 16, 2006, we granted non-qualified option awards to purchase a total of 3,851,000 shares of our common stock at an exercise price of $6.15 and restricted stock awards totaling 2,407,000 shares of our common stock. These awards include vesting provisions that are tied to the future market value of our common stock, therefore we do not believe our standard valuation models accurately estimate the fair value of these awards. We valued these awards using Monte-Carlo simulations and estimate that the grant date fair value of each option was $3.99 per option and the grant date fair value of each share of restricted stock was $5.07 per share. These estimates were based on the following assumptions:

•	Risk-free interest rate of 4.5%;

•	Dividend yield of zero; and

•	Volatility factor of the expected market price of our common stock of 60%.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

We believe the most significant assumption used in our estimate of fair value is the expected volatility, which we estimated based on historical information.

We had not granted market-based vesting condition awards prior to February 16, 2006, and all such awards granted on that date were still outstanding as of March 31, 2006.

Note 3: Sale of Property and Equipment

In the first quarter of 2005, we closed the sale of our personal communications services, or PCS, licenses and substantially all of our related wireless network assets in our local service area (including cell sites and wireless network infrastructure, site leases, and associated network equipment). We received $418 million for these assets and recorded a gain of $257 million from this sale and dispositions of other wireless assets.

Note 4: Borrowings

As of March 31, 2006 and December 31, 2005, our borrowings, net of discounts and premiums, consisted of the following:

	March 31, 2006	December 31, 2005
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$582	$492
Current portion of capital lease obligations and other	22	20

Total current borrowings	$604	$512

Long-term borrowings:
Long-term notes	$14,743	$14,863
Long-term capital lease obligations and other	91	105

Total long-term borrowings	$14,834	$14,968

Borrowings classified as current are due and payable within twelve months from March 31, 2006. The balance of our $1.265 billion 3.50% Convertible Senior Notes due 2025 is classified as a long-term borrowing as of March 31, 2006 and December 31, 2005 because specified, market-based conversion requirements were not met as of such dates. For example, if our common stock has a closing price above $7.08 per share for twenty or more trading days during certain periods of thirty consecutive trading days, these notes would become available for conversion, and as a result all outstanding notes would be reclassified as a current obligation.

Note 5: Restructuring Charges

During 2004 and previous years, as part of our ongoing effort to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. The restructuring reserve balances are included in our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges and reversals are included in our condensed consolidated statements of operations in selling, general and administrative expense. As of March 31, 2006 and December 31,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

2005, our restructuring reserve was $423 million and $428 million, respectively. The amount included as current liabilities was $47 million and $62 million, respectively, and the long-term portion was $376 million and $366 million, respectively. In the quarter ended March 31, 2006, $11 million in restructuring provisions was added to the reserve and $15 million of the reserve was utilized.

As of March 31, 2006, substantially all of the planned employee reductions associated with the 2004 and prior restructuring plans had been completed. The majority of the remaining restructuring reserve is for real estate exit costs, which we expect to utilize over the remaining terms of the leases.

Note 6: Employee Benefits

The components of the pension, non-qualified pension and post-retirement benefit expense are as follows:

	Pension Expense		Non- Qualified Pension Expense		Post-Retirement Expense
	Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$37	$39	$1	$1	$3	$5
Interest cost	120	125	1	1	73	81
Expected return on plan assets	(165)	(174)	—	—	(32)	(33)
Amortization of prior service cost	(1)	(1)	—	—	(21)	(14)
Recognized net actuarial loss	27	17	—	—	10	19

Net expense included in net income	$18	$6	$2	$2	$33	$58

The pension, non-qualified pension and post-retirement benefit expense is allocated between cost of sales and selling, general and administrative expense in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and other post-retirement healthcare and life insurance benefit measurements for the plans is December 31.

Note 7: Segment Information

Our three segments are (1) wireline services, (2) wireless services and (3) other services. Our chief operating decision maker (“CODM”) regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate capital resources based on segment income as defined below.

Segment income consists of each segment’s revenue and direct expenses. Segment revenue is based on the types of products and services offered as described below. Segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and telephone marketing. We manage indirect administrative services costs such as finance, information technology, real estate, marketing and advertising, human resources and legal centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not assigned to any segment.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Our wireline services segment uses our network to provide voice services and data and Internet services to mass markets, business and wholesale customers. Our wireline services include:

•	Voice services. Voice services revenue includes local voice, long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and certain calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. Long-distance voice services revenue includes InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, WAN and related equipment), Internet services (such as high-speed Internet, ISDN, web hosting and related equipment) and Data Integration.

We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. By utilizing a third-party network, we sell wireless services, including access to its nationwide PCS wireless network, to mass markets and business customers primarily in the states within our local service area.

Our other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for functions such as finance, information technology, real estate, legal, marketing and advertising services and human resources, which we centrally manage.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenue shown below for each segment is derived from transactions with external customers. Substantially all of our assets are in our wireline and other segments.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Segment information for the three months ended March 31, 2006 and 2005 is summarized in the following table:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Operating revenue:
Wireline services	$3,327	$3,312
Wireless services	139	126
Other services	10	11

Total operating revenue	$3,476	$3,449

Operating expenses:
Wireline services	$1,611	$1,642
Wireless services	141	156
Other services	679	677

Total segment expenses	$2,431	$2,475

Segment income (loss):
Wireline services	$1,716	$1,670
Wireless services	(2)	(30)
Other services	(669)	(666)

Total segment income	$1,045	$974

Capital expenditures:
Wireline services	$322	$255
Wireless services	—	1
Other services	68	57

Total capital expenditures	$390	$313

The following table reconciles segment income to net income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Segment income	$1,045	$974
Depreciation	(588)	(653)
Capitalized software and other intangibles amortization	(103)	(121)
Total other expense—net	(268)	(139)
Income tax benefit (expense)	2	(4)

Net income	$88	$57

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Set forth below is revenue information for the three months ended March 31, 2006 and 2005 for revenue derived from external customers for our products and services:

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Wireline voice services	$2,236	$2,300
Wireline data and Internet services	1,091	1,012
Wireless services	139	126
Other services	10	11

Total operating revenue	$3,476	$3,449

We provide a variety of telecommunications services on a domestic and international basis to business, government, mass markets and wholesale customers; however, our internationally-based customers do not result in a material amount of revenue to us.

We do not have any single customer that provides more than ten percent of the total of our revenue derived from external customers.

Note 8: Commitments and Contingencies

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

Under the proposed settlement agreement, we would pay a total of $400 million in cash—$100 million of which was deposited in an escrow account 30 days after preliminary approval of the proposed settlement by the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

federal district court in Colorado, $100 million of which would be so deposited 30 days after final approval of the settlement by the court, and $200 million of which would be so deposited on January 15, 2007, plus interest at 3.75% per annum on the $200 million between the date of final approval by the court and the date of payment.

If approved, the proposed settlement agreement in the consolidated securities action will settle the individual claims of the class representatives and the claims of the class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. (The non-class action brought by SPA that is consolidated for certain purposes with the consolidated securities action is not part of the settlement.) As part of the proposed settlement, we would receive $10 million from Arthur Andersen LLP, which would also be released by the class representatives and the class they represent, which will offset $10 million of the $400 million that would be payable by us. No parties admit any wrongdoing as part of the proposed settlement.

The proposed settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides us with the right to terminate the settlement if we do not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on appeal even if the district court were finally to approve it. We believe that the contingency relating to the distribution of funds paid by us in connection with our settlement with the Securities and Exchange Commission, or SEC, was satisfied on February 28, 2006, when the federal district court in Colorado entered an order approving the request of the SEC for authority to distribute, in accordance with the terms of that order the payments made by us and by certain of our former employees in connection with the settlements entered into between the SEC and us and the SEC and those former employees.

A number of parties, including large pension funds, have requested exclusion from the proposed settlement of the consolidated securities action. As noted below under “Remaining Securities Actions—Opt-Outs with Previously-Filed Lawsuits,” seven parties that had previously filed individual suits against us have requested exclusion from the proposed settlement, and as noted below under “Remaining Securities Actions—Opt-Outs with Recently-Filed Lawsuits,” some of the parties that have more recently requested exclusion from the proposed settlement have also asserted claims against us. We will vigorously defend against such claims regardless of whether the proposed settlement of the consolidated securities action is consummated.

Settlement of Consolidated ERISA Action

Seven putative class actions purportedly brought on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of Qwest, former officers and employees of Qwest and Deutsche Bank. These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of our stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, we, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action. Under the proposed settlement

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

agreement, we would pay a total of $33 million in cash no later than 90 days after preliminary approval of the proposed settlement by the federal district court in Colorado. Deutsche Bank would pay a total of $4.5 million in cash to settle the claims against it. No parties admit any wrongdoing as part of the proposed settlement. If the proposed settlement is approved by the court, we will receive certain insurance proceeds as a contribution by individual defendants to this settlement, which will offset $10 million of our $33 million payment. In addition to the $33 million cash settlement, we have also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. If approved by the district court, the proposed settlement will settle and release the claims of the class against us and all defendants in the consolidated ERISA action. The proposed settlement, which is subject to preliminary and final approval by the district court, is also subject to review on appeal if the district court were finally to approve it.

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

We have a reserve recorded in our financial statements for the minimum estimated amount of loss we believe is probable with respect to the remaining securities actions described below as well as any additional actions that may be brought by parties that, as described below under “Additional Opt-Out Parties,” have more recently opted out of the proposed settlement of the consolidated securities action. We have recorded our estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve is insufficient to cover these matters, we will need to record additional charges to our consolidated statement of operations in future periods. The amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

We continue to defend against the remaining securities actions described below vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions (or any additional actions that may be brought by parties that, as described below under “Additional Opt-Out Parties,” have more recently opted out of the proposed settlement of the consolidated securities action) substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

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

Remaining Securities Actions

We are a defendant in the securities actions described below. Plaintiffs in these actions have requested exclusion from the proposed settlement of the consolidated securities action. Plaintiffs have variously alleged, among other things, that we and the other defendants violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors and current and former employees by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper accounting practices. Other defendants in one or more of these actions include current and former directors of Qwest, former officers and employees of Qwest, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

Opt-Outs with Previously-Filed Lawsuits. Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in our securities in excess of $900 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court
State of New Jersey (Treasury Department, Division of Investment)	November 27, 2002	New Jersey Superior Court, Mercer County
California State Teachers’ Retirement System	December 10, 2002	Superior Court, State of California, County of San Francisco
State Universities Retirement System of Illinois	January 10, 2003	Circuit Court of Cook County, Illinois
Stichting Pensioenfonds ABP (SPA)	February 9, 2004	Federal District Court in Colorado
A number of New York City pension and retirement funds	September 22, 2004	Federal District Court in Colorado
Shriners Hospital for Children	March 22, 2004	Federal District Court in Colorado
Teachers’ Retirement System of Louisiana	March 30, 2004	Federal District Court in Colorado

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

Opt-Outs with Recently-Filed Lawsuits. Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in our securities of approximately $371 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court
New York State Common Retirement Fund	April 18, 2006	United States District Court for the Southern District of New York
San Francisco Employees Retirement System	April 18, 2006	United States District Court for the Northern District of California
Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado
Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	United States District Court for the Eastern District of Pennsylvania

Additional Opt-Out Parties. Since we announced the proposed settlement of the consolidated securities action, a number of additional persons, including large pension funds, have requested to be excluded from the class. Some of these additional opt-out parties have recently filed actions against us, which are included in the summary that appears above under “Opt-Outs with Recently-Filed Lawsuits.” We expect that other parties who have opted out will file actions against us as well if we are unable to resolve those matters amicably. The claims of those persons who requested to be excluded from the class will not be released as a result of the proposed settlement of the consolidated securities action, even in the event that the settlement is approved. In the aggregate, the persons who recently requested exclusion from the class, excluding those listed above under “Opt-Outs with Recently-Filed Lawsuits,” contend that they have incurred losses resulting from their investments in our securities of approximately $1.52 billion, which does not include any claims for punitive damages or interest. Due in part to the recent timing of the decisions by these persons to request exclusion from the proposed settlement of the consolidated securities action and to the fact that many of the persons who have requested exclusion have not filed lawsuits, it is difficult to evaluate the claims that they have asserted or may assert. We will vigorously defend against any such claims regardless of whether the proposed settlement of the consolidated securities action is consummated.

Other. A putative class action purportedly brought on behalf of purchasers of our stock between June 28, 2000 and June 27, 2002 and owners of U S WEST, Inc. stock on June 28, 2000 is pending in Colorado in the District Court for the County of Boulder. This action was filed on June 27, 2002. Plaintiffs allege, among other things, that we and other defendants issued false and misleading statements and engaged in improper accounting practices in order to accomplish the U S WEST/Qwest merger, to make us appear successful and to inflate the value of our stock. Plaintiffs seek unspecified monetary damages, disgorgement of illegal gains and other relief.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

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

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims. Plaintiffs have appealed that order to the Arizona Court of Appeals.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a complaint in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

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

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. In this Final Order, the Commission ruled that the evidence in the record indicates we will not be in compliance with the investment commitment at the conclusion of the AFOR in March 2006, and if the current trend in our capital expenditures continues, there will be a shortfall of $200 million or more by the end of the AFOR. The Commission also concluded that we have an unconditional commitment to invest $788 million over the life of the AFOR. Finally, the Commission ruled that if we fail to satisfy this investment commitment, any shortfall must be credited or refunded to our New Mexico customers. The Commission also opened an enforcement and implementation docket to review our investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On February 24, 2006, the federal district court granted the defendants’ motion to dismiss, ruling that, under the Johnson Act, the Final Order was an order affecting rates that should be reviewed by the state court, not the federal court. Qwest has filed a motion for reconsideration.

We have vigorously argued, among other things, that the underlying purposes of the investment commitment set forth in the AFOR have been met in that we have met all service quality and service deployment obligations under the AFOR; that, in light of this, we should not be held to a specific amount of investment; and that the Commission has failed to include all eligible investments in the calculation of how much we have actually invested. Nevertheless, we believe it is unlikely the Commission will reverse its determination that we have an unconditional obligation to invest $788 million. In addition, we have argued, and will continue to argue, that customer credits or refunds are an impermissible and illegal form of relief for the Commission to order in the event there is an investment shortfall. On January 30, 2006, Qwest filed with the New Mexico Commission an Offer of Settlement and to Revise AFOR. This Offer proposes to extend the time period for Qwest to complete $788 million in investments to three years following the approval of the Offer. Under the Offer, Qwest has

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

included within the $788 million of total investments a proposal to invest $85 million in projects approved by the Commission. In an order dated February 7, 2006, the Commission rejected the Offer on technical grounds, ruling that it was improper as to form. In this order, the Commission also encouraged Qwest and the other parties to continue settlement negotiations, and we have done so.

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

The Internal Revenue Service (“IRS”) proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes the allocation of the costs between us and third parties. Similar claims have been asserted against us with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. On March 13, 2006, the Tax Court issued a decision, which was favorable to Qwest. The IRS sought rehearing and indicated that, if rehearing is denied, it will appeal the decision to the Tenth Circuit Court of Appeals. The trial for the 1997-1998 tax years has been tentatively scheduled for April or May 2007. If we ultimately were to lose this issue for the tax years 1994 through 1998, we estimate that we would have to pay approximately $57 million in tax plus approximately $45 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

We have tax related matters pending against us, certain of which are before the Appeals Office of the IRS. In addition, tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have recognized in our financial statements certain amounts owed to us under one of these agreements;

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

however, generally, we have not provided for liabilities of former affiliated members or for claims they have asserted or may assert against us. We believe we have adequately provided for these tax-related matters. If the recorded reserves for these tax-related matters are insufficient, we may need to record additional amounts in future periods.

Note 9: Financial Statements of Guarantors

We and two of our subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and Qwest Services Corporation (“QSC”), guarantee certain of each other’s registered debt securities. QCII issued a total of $2.575 billion aggregate principal amount of senior notes in February 2004 and June 2005 that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). Between December 2002 and April 2003, QSC issued a total of $3.7 billion aggregate principal amount of senior subordinated secured notes (approximately $21 million of which remain outstanding) that are guaranteed by QCF and QCII on a senior unsecured basis (the “QSC Guaranteed Notes”). Each series of QCF’s outstanding notes totaling approximately $3.5 billion in aggregate principal amount (the “QCF Guaranteed Notes”) is guaranteed on a senior unsecured basis by QCII. The guarantees are full and unconditional, and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, funds necessary to meet each issuer’s debt service obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005 and our condensed consolidating statements of operations and cash flows for the three months ended March 31, 2006 and 2005. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity’s investments in all of its subsidiaries, if any, under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$3	$3,473	$—	$3,476
Operating revenue—affiliates	—	337	—	9	30	(376)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	299	—	—	1,407	(289)	1,417
Cost of sales—affiliates	—	39	—	—	21	(60)	—
Selling, general and administrative	12	—	—	12	702	288	1,014
Selling, general and administrative—affiliates	—	—	—	—	315	(315)	—
Depreciation	—	1	—	—	587	—	588
Capitalized software and other intangible assets amortization	—	—	—	—	103	—	103

Total operating expenses	12	339	—	12	3,135	(376)	3,122

Other expense (income):
Interest expense—net	68	2	64	—	162	—	296
Interest expense—affiliates	3	—	103	—	281	(387)	—
Interest (income)—affiliates	—	(103)	(283)	(1)	—	387	—
Other (income) expense—net	(1)	(17)	—	(1)	(9)	—	(28)
(Income) loss from equity investments in subsidiaries	(126)	233	—	—	—	(107)	—

Total other (income) expense	(56)	115	(116)	(2)	434	(107)	268

Income (loss) before income taxes	44	(117)	116	2	(66)	107	86
Income tax benefit (expense)	44	169	(44)	—	(167)	—	2

Net income (loss)	$88	$52	$72	$2	$(233)	$107	$88

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$2	$3,447	$—	$3,449
Operating revenue—affiliates	—	339	—	8	39	(386)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	277	—	—	1,431	(269)	1,439
Cost of sales—affiliates	—	47	—	—	25	(72)	—
Selling, general and administrative	34	—	—	8	725	269	1,036
Selling, general and administrative—affiliates	—	—	—	—	314	(314)	—
Depreciation	—	1	—	—	652	—	653
Capitalize software and other intangible assets amortization	—	—	—	—	121	—	121

Total operating expenses	34	325	—	8	3,268	(386)	3,249

Other expense (income):
Interest expense—net	35	115	69	—	162	—	381
Interest expense—affiliates	2	—	259	—	421	(682)	—
Interest (income)—affiliates	(18)	(243)	(421)	—	—	682	—
Gain on the sale of assets	—	—	—	—	(257)	—	(257)
Other (income) expense—net	(1)	(3)	—	—	19	—	15
(Income) loss from equity investments in subsidiaries	(73)	288	—	—	—	(215)	—

Total other (income) expense	(55)	157	(93)	—	345	(215)	139

Income (loss) before income taxes	21	(143)	93	2	(127)	215	61
Income tax benefit (expense)	36	157	(35)	(1)	(161)	—	(4)

Net income (loss)	$57	$14	$58	$1	$(288)	$215	$57

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$332	$—	$—	$278	$—	$610
Short-term investments	—	76	—	—	54	—	130
Accounts receivable—net	10	7	—	3	1,521	—	1,541
Accounts receivable—affiliates	88	1,011	99	—	14	(1,212)	—
Current tax receivable	46	182	—	—	—	(228)	—
Notes receivable—affiliates	—	5,514	15,405	73	—	(20,992)	—
Deferred income taxes	—	35	6	—	96	(5)	132
Prepaid and other assets	—	85	—	110	381	(2)	574
Assets held for sale	—	—	—	—	37	—	37

Total current assets	144	7,242	15,510	186	2,381	(22,439)	3,024
Property, plant and equipment—net	—	7	—	—	15,266	—	15,273
Capitalized software and other intangible assets—net	41	—	—	—	930	—	971
Investments in subsidiaries	1,329	(13,342)	—	—	—	12,013	—
Deferred income taxes	—	1,685	44	11	—	(1,740)	—
Prepaid pension assets	—	92	—	—	1,055	—	1,147
Other assets	207	58	14	—	432	—	711

Total assets	$1,721	$(4,258)	$15,568	$197	$20,064	$(12,166)	$21,126

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$6	$—	$485	$—	$113	$—	$604
Current borrowings—affiliates	262	—	5,514	—	15,216	(20,992)	—
Accounts payable	5	31	—	—	744	—	780
Accounts payable—affiliates	—	43	—	58	378	(479)	—
Accrued expenses and other current liabilities	363	125	40	54	1,209	—	1,791
Accrued expenses and other current liabilities—affiliates	—	—	37	—	698	(735)	—
Current taxes payable	—	—	42	2	334	(228)	150
Deferred revenue and advance billings and other	5	—	—	—	622	(5)	622

Total current liabilities	641	199	6,118	114	19,314	(22,439)	3,947
Long-term borrowings—net	3,853	22	2,986	—	7,973	—	14,834
Post-retirement and other post- employment benefit obligations	—	506	—	—	2,935	—	3,441
Deferred income taxes	51	—	4	—	1,790	(1,740)	105
Deferred revenue	—	—	—	—	514	—	514
Other long-term liabilities	236	165	—	64	880	—	1,345

Total liabilities	4,781	892	9,108	178	33,406	(24,179)	24,186
Stockholders’ (deficit) equity	(3,060)	(5,150)	6,460	19	(13,342)	12,013	(3,060)

Total liabilities and stockholders’ equity (deficit)	$1,721	$(4,258)	$15,568	$197	$20,064	$(12,166)	$21,126

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$67	$563	$—	$—	$216	$—	$846
Short-term investments	9	77	—	—	15	—	101
Accounts receivable—net	—	10	—	3	1,512	—	1,525
Accounts receivable—affiliates	43	428	94	—	21	(586)	—
Current tax receivable	34	28	—	—	—	(62)	—
Notes receivable—affiliates	—	4,728	14,568	76	—	(19,372)	—
Deferred income taxes	—	19	—	—	99	—	118
Prepaid and other assets	20	38	—	112	375	(8)	537
Assets held for sale	—	—	—	—	37	—	37

Total current assets	173	5,891	14,662	191	2,275	(20,028)	3,164
Property, plant and equipment—net	—	6	—	—	15,562	—	15,568
Capitalized software and other intangible assets—net	41	—	—	—	966	—	1,007
Investments in subsidiaries	1,143	(12,112)	—	—	—	10,969	—
Deferred income taxes	—	1,791	22	11	—	(1,824)	—
Prepaid pension assets	—	95	—	—	1,070	—	1,165
Other assets	111	58	14	—	410	—	593

Total assets	$1,468	$(4,271)	$14,698	$202	$20,283	$(10,883)	$21,497

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$6	$—	$485	$—	$21	$—	$512
Current borrowings—affiliates	165	—	4,728	—	14,479	(19,372)	—
Accounts payable	4	38	—	—	731	—	773
Accounts payable—affiliates	—	34	—	9	248	(291)	—
Accrued expenses and other current liabilities	288	192	98	81	1,539	—	2,198
Accrued expenses and other current liabilities—affiliates	—	—	34	30	239	(303)	—
Current taxes payable	—	—	34	2	145	(62)	119
Deferred revenue and advance billings	—	—	—	—	633	—	633

Total current liabilities	463	264	5,379	122	18,035	(20,028)	4,235
Long-term borrowings—net	3,884	22	2,986	—	8,076	—	14,968
Post-retirement and other post- employment benefit obligations	—	506	—	—	2,953	—	3,459
Deferred income taxes	33	—	—	—	1,881	(1,824)	90
Deferred revenue	—	—	—	—	522	—	522
Other long-term liabilities	305	145	—	62	928	—	1,440

Total liabilities	4,685	937	8,365	184	32,395	(21,852)	24,714
Stockholders’ (deficit) equity	(3,217)	(5,208)	6,333	18	(12,112)	10,969	(3,217)

Total liabilities and stockholders’ equity (deficit)	$1,468	$(4,271)	$14,698	$202	$20,283	$(10,883)	$21,497

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(206)	$9	$51	$(3)	$280	$9	$140
INVESTING ACTIVITIES
Expenditures for property, plant and equipment and intangible assets	—	(1)	—	—	(389)	—	(390)
Proceeds from sale of property and equipment	—	—	—	—	26	—	26
Proceeds from sale of investment securities	—	7	—	—	—	—	7
Purchase of investment securities	—	(36)	—	—	—	—	(36)
Net proceeds from (purchases of) investments managed by QSC	9	30	—	—	(39)	—	—
Net decrease (increase) in short-term affiliate loans	—	(786)	(837)	3	—	1,620	—
Dividends received from subsidiaries	—	546	—	—	—	(546)	—
Other	—	—	—	—	1	—	1

Cash provided by (used for) investing activities	9	(240)	(837)	3	(401)	1,074	(392)

FINANCING ACTIVITIES
Repayments of long-term borrowings, including current maturities	(33)	—	—	—	(8)	—	(41)
Net proceeds from (payments of) affiliate borrowings	97	—	786	—	737	(1,620)	—
Proceeds from issuances of common stock	57	—	—	—	—	—	57
Dividends paid to parent	—	—	—	—	(546)	546	—
Other	9	—	—	—	—	(9)	—

Cash provided by (used for) financing activities	130	—	786	—	183	(1,083)	16
CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(67)	(231)	—	—	62	—	(236)
Beginning balance	67	563	—	—	216	—	846

Ending balance	$—	$332	$—	$—	$278	$—	$610

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(28)	$140	$(35)	$(2)	$268	$—	$343

INVESTING ACTIVITIES
Expenditures for property and equipment and intangible assets	—	(17)	—	—	(296)	—	(313)
Proceeds from sale of property, plant and equipment	—	—	—	—	418	—	418
Proceeds from sale of investment securities	—	630	—	—	—	—	630
Net proceeds from (purchases of) investments managed by QSC	1	157	—	—	(158)	—	—
Purchase of investment securities	—	(822)	—	—	—	—	(822)
Cash infusion to subsidiaries	—	(10,000)	—	—	—	10,000	—
Net decrease (increase) in short-term affiliate loans	—	9,199	9,233	2	—	(18,434)	—
Dividends received from subsidiaries	—	762	—	—	—	(762)	—
Other	—	—	—	—	1	—	1

Cash provided by (used for) investing activities	1	(91)	9,233	2	(35)	(9,196)	(86)

FINANCING ACTIVITIES
Repayments of long-term borrowings, including current maturities	—	—	—	—	(5)	—	(5)
Net proceeds from (payments of) affiliate borrowings	23	—	(9,198)	—	(9,259)	18,434	—
Proceeds from issuances of common stock	3	—	—	—	—	—	3
Equity infusion from parent	—	—	—	—	10,000	(10,000)	—
Dividends paid to parent	—	—	—	—	(762)	762	—

Cash provided by (used for) financing activities	26	—	(9,198)	—	(26)	9,196	(2)

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(1)	49	—	—	207	—	255
Beginning balance	34	608	—	—	509	—	1,151

Ending balance	$33	$657	$—	$—	$716	$—	$1,406

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Certain statements set forth below under this caption constitute forward-looking statements. See “Special Note Regarding Forward-Looking Statements” at the end of this Item 2 for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements in Item 1 of Part I of this report, including the notes thereto. Our operating revenue is generated from our wireline services, wireless services and other services segments. An overview of the segment results is provided in Note 7—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. The following segment discussions reflect the way we currently report our operating results to our Chief Operating Decision Maker, or CODM, which includes revenue results for each of the customer channels within the wireline services segment: business, mass markets and wholesale. Certain prior year revenue, expense and access line amounts have been reclassified to conform to the current year presentations.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•	Access line losses. Our revenue has been, and we expect it to continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting cable and wireless telecommunications services for traditional telecommunications services, which has increased the number and type of competitors within our industry and decreased our market share. Product bundling, as described more fully below, has been one of our responses to our declining revenue due to access line losses.

•	Data and Internet growth. Data and Internet revenue and subscribers continue to grow as customers continue to migrate Internet service to higher speed connections. We continue to expand our availability as well as increase the available speeds in order to meet customer demand. We expect that this trend will continue into the future. We also expect to face continuing competition for these subscribers.

•	Product bundling. We believe consumers increasingly value the convenience of receiving multiple services from a single provider. As such, we increased our marketing and advertising spending levels in 2005 and 2006 focusing on product bundling and packaging. Product bundles and packages represent combinations of products and services, such as local voice, long-distance, high-speed Internet, video and wireless, and features and services, such as three-way calling and call forwarding related to an access line. As a result of these offerings, we have seen increased sales.

•	Variable expenses. Expenses associated with higher growth products, such as long-distance, high-speed Internet and wireless services, tend to be more variable in nature. While our traditional telecommunications services tend to rely upon our fixed cost structure, the mix of products we expect to sell, combined with regulatory and market pricing forces, will continue to pressure operating expense. In addition, facility costs (described below) do not always change proportionally with revenue fluctuations.

•	Facility costs. Facility costs are third-party telecommunications expenses we incur to connect our customers to networks or to end-user product platforms not owned by us. We continue to reduce costs in this area from the renegotiation, termination or settlement of various service arrangements, from network optimization initiatives and from regulatory approvals allowing us to provide long-distance services in our local service area using our own network, thereby decreasing our reliance on third-party providers. However, these cost reductions have been partially offset in varying degrees by increased costs from increased long-distance traffic and data and Internet volumes and by new wireless facility costs due to our use of a third-party wireless provider.

•	Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to right-size our workforce in response to changes in the telecommunications industry. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate revenue from our wireline services, wireless services and other services as described below.

•	Wireline services. The wireline services segment uses our network to provide voice services and data and Internet services to mass markets, business and wholesale customers. Our wireline services include:

•	Voice services. Voice services revenue includes local voice, long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and certain calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. Long-distance voice services revenue includes InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines, WAN and related equipment), Internet services (such as high-speed Internet, ISDN, web hosting and related equipment) and Data Integration.

•	Wireless services. We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. By utilizing a third-party network, we sell wireless services, including access to its nationwide PCS wireless network, to mass markets and business customers primarily in the states within our local service area.

•	Other services. Other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2006	2005
	(Dollars in millions, except per share amounts)
Operating revenue	$3,476	$3,449	$27	1%
Operating expenses	3,122	3,249	(127)	(4)%
Other expense—net	268	139	129	93%

Income before income taxes	86	61	25	41%
Income tax benefit (expense)	2	(4)	6	nm

Net income	$88	$57	$31	54%

Basic and diluted income per share	$0.05	$0.03	$0.02	67%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

The following table compares operating revenue by segment including the detail of customer channels within our wireline segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Business	$316	$323	$(7)	(2)%
Mass markets	1,028	1,061	(33)	(3)%
Wholesale	176	197	(21)	(11)%

Total local voice services	1,520	1,581	(61)	(4)%
Long-distance services:
Business	144	147	(3)	(2)%
Mass markets	155	135	20	15%
Wholesale	271	276	(5)	(2)%

Total long-distance services	570	558	12	2%
Access services	146	161	(15)	(9)%

Total voice services	2,236	2,300	(64)	(3)%

Data and Internet services:
Business	588	544	44	8%
Mass markets	191	143	48	34%
Wholesale	312	325	(13)	(4)%

Total data and Internet services	1,091	1,012	79	8%

Total wireline services revenue	3,327	3,312	15	0%
Wireless services revenue	139	126	13	10%
Other services revenue	10	11	(1)	(9)%

Total operating revenue	$3,476	$3,449	$27	1%

Wireline Services Revenue

Voice Services

Local voice services. The decrease in business and mass markets local voice services revenue was primarily due to access line losses from competitive pressures, including wireless and cable substitution. In addition, although we are seeing a decline in local services revenue related to our bundle discounts, as more customers take advantage of the bundle we are seeing an increase in revenue on other products as discussed below. We continue to see declines in wholesale access lines, as demand for UNEs decreases.

The following table shows our access lines by channel as of March 31, 2006 and 2005:

	Access Lines
	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(in thousands)
Mass markets	9,933	10,405	(472)	(5)%
Business	2,946	3,086	(140)	(5)%
Wholesale	1,667	1,848	(181)	(10)%

Total	14,546	15,339	(793)	(5)%

Long-distance services. The increase in long distance services revenue was primarily due to increased in-region long-distance subscribers in our mass markets channel, partially due to our bundled offerings, as well as a higher percentage of customers migrating toward our fixed fee-based offerings and increased price.

Access services. The decrease in access services revenue was driven by a decrease in wholesale access services revenue primarily due to the mass markets and business access line losses which drove lower minutes of use, as well as a one-time benefit in the three months ended March 31, 2005 due to favorable regulatory rulings.

Data and Internet Services

The increase in data and Internet services revenue was primarily due to high-speed Internet subscriber growth in our mass markets channel as a result of migration from dial-up connections and expanded service availability. We also experienced increased Data Integration revenue in our business channel partially offset by the termination of our wholesale modem services product in April 2005.

Wireless Services Revenue

Wireless services revenue increased due to a 6% increase in subscribers and increased rates to new subscribers resulting in higher average revenue per subscriber.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(Dollars in millions)
Operating expenses:
Cost of sales:
Facility costs	$618	$674	$(56)	(8)%
Network expenses	52	67	(15)	(22)%
Employee-related costs	396	409	(13)	(3)%
Other non-employee related costs	351	289	62	21%

Total cost of sales	1,417	1,439	(22)	(2)%
Selling, general and administrative:
Property and other taxes	88	99	(11)	(11)%
Bad debt	44	57	(13)	(23)%
Restructuring, realignment and severance related costs	22	15	7	47%
Employee-related costs	401	407	(6)	(1)%
Other non-employee related costs	459	458	1	0%

Total selling, general and administrative	1,014	1,036	(22)	(2)%
Depreciation	588	653	(65)	(10)%
Capitalized software and other intangible assets amortization	103	121	(18)	(15)%

Total operating expenses	$3,122	$3,249	$(127)	(4)%

Cost of Sales

Cost of sales includes employee-related costs, such as salaries, wages and benefits directly attributable to products or services, network expenses, facility costs and other non-employee related costs such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services and the cost of Data Integration sold. Cost of sales decreased by $22 million, or to 40.8% from 41.7% as a percentage of revenue, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 as we continue to reduce costs primarily due to the renegotiation, termination or settlement of service arrangements and continued optimization initiatives. Increases in Data Integration revenue caused Data Integration expenses, which are included in non-employee related expenses, to increase.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expenses include employee-related costs such as salaries, wages and benefits not directly attributable to products or services, severance related costs, sales commissions, bad debt charges and other non-employee related costs such as property taxes, real estate, marketing and advertising, professional service fees and computer systems support. SG&A decreased $22 million, or to 29.2% from 30.0% as a percentage of revenue, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This decrease is a result of our continued focus on reducing costs as described in the “Business Trends” above. Bad debt expense decreased due to a continuing trend of improved collection practices, however we do not expect this trend of decreases in bad debt expense to continue.

Combined Pension and Post-Retirement Benefits

Our results include the combined cost of our pension, non-qualified pension and post-retirement healthcare and life insurance plans. We recorded expense of $53 million and $66 million for the three months ended

March 31, 2006 and 2005, respectively. The expense is a function of the amount of benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The expense decreased for the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005 as a result of a decrease in interest costs due to lower discount rates, an increase in the expected benefit from the federal subsidy on prescription drug benefits, and plan design changes associated with a new union contract. Partially offsetting these decreases were increases in expense due to lower expected return on investments in the benefit trusts caused by asset smoothing and amortization of actuarial losses caused by volatile equity markets and lower discount rates. The combined expense of the benefit plans is allocated to cost of sales and SG&A.

Operating Expenses by Segment

Segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and telephone marketing. We manage indirect administrative services costs such as finance, information technology, real estate, legal, marketing and advertising services and human resources centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income, and other income (expense) on a total company basis. As a result, these charges are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Our CODM regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate resources.

Wireline Services Segment Expenses

The following table sets forth wireline services expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(Dollars in millions)
Wireline services expenses:
Facility costs	$547	$598	$(51)	(9)%
Network expenses	52	62	(10)	(16)%
Bad debt	28	43	(15)	(35)%
Restructuring and severance related costs	2	6	(4)	(67)%
Employee-related costs	596	604	(8)	(1)%
Other non-employee related costs	386	329	57	17%

Total wireline services expenses	$1,611	$1,642	$(31)	(2)%

Wireline services expenses decreased primarily due to decreased facility costs from the renegotiation, termination or settlement of service arrangements, initiatives to optimize our usage of other ILEC or CLEC services to connect our customers to our network and decreased bad debt expense due to improved collection practices. These decreases were partially offset by increased non-employee related cost associated with Data Integration revenue.

Wireless Services Segment Expenses

The following table sets forth wireless services expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(Dollars in millions)
Wireless services expenses:
Facility costs	$71	$76	$(5)	(7)%
Wireless equipment	30	26	4	15%
Bad debt	12	14	(2)	(14)%
Employee-related costs	12	14	(2)	(14)%
Other non-employee related costs	16	26	(10)	(38)%

Total wireless services expenses	$141	$156	$(15)	(10)%

Wireless services expenses decreased primarily due to decreased costs as we transitioned our wireless network to a third-party vendor and decreased facility costs related to a lower cost per minute.

Other Services Segment Expenses

Other services expenses include corporate expenses for services such as finance, information technology, real estate, legal, marketing and advertising services and human resources, which we centrally manage and are not assigned to the wireline or wireless services segments. The following table sets forth other services expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(Dollars in millions)
Other services expenses:
Property and other taxes	$88	$98	$(10)	(10)%
Real estate costs	110	105	5	5%
Restructuring, realignment and severance related costs	20	7	13	186%
Employee-related costs	189	198	(9)	(5)%
Other non-employee related costs	272	269	3	1%

Total other services expenses	$679	$677	$2	0%

The increase in other services expenses was primarily attributable to increased restructuring, realignment and severance-related costs offset by property tax reductions, sales and use tax refunds and reduced employee-related costs.

Non-Segment Operating Expenses

Depreciation and Amortization

Depreciation expense for the three months ended March 31, 2006 was $588 million or 10% lower than the same period in the prior year. The primary driver of this decrease was the decreased level of our capital expenditures over a period of time and the changing mix of our investment in property, plant and equipment over that period of time. Absent a significant increase in our capital investment program or a decrease in the estimate of the useful lives of assets, we expect that our year over year depreciation expense will continue to decrease. Amortization expense for the three months ended March 31, 2006 was $103 million or 15% lower than the same period in the prior year. This reduction reflects the lower capital spending on software related assets since 2001.

Other Consolidated Results

Other Expense—Net

Other expense—net generally includes interest expense net of capitalized interest, investment write-downs, gains and losses on the sales of investments and fixed assets, gains and losses on early retirement of debt and changes in derivative instrument market values.

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(Dollars in millions)
Interest expense—net	$296	$381	$(85)	(22)%
Gain on sale of assets	—	(257)	257	nm
Other (income) expense—net	(28)	15	(43)	nm

Total other expense—net	$268	$139	$129	93%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Interest expense—net. Interest expense decreased primarily due to decreased total long-term borrowings and lower interest rates on certain long-term borrowings as a result of retiring notes totaling $3.4 billion with coupon rates ranging from 13% to 14% during 2005.

Gain on sale of assets. In the first quarter of 2005 we closed the sale of all of our PCS licenses and substantially all of our related wireless network assets and recognized a gain of $257 million associated with this and related asset sales.

Other (income) expense—net. The increase in other income is primarily due to a one-time expense charge for interest rate swap agreements and a tax penalty accrual in the three months ended March 31, 2005 as well as certain non-recurring items including the recognition of a gain on the abandonment of an indefeasible right of use (IRU) by a customer in the three months ended March 31, 2006.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $923 million as of March 31, 2006 and $1,071 million as of December 31, 2005. Our working capital deficit improved primarily due to the excess of our earnings before depreciation and amortization after our capital expenditures.

We believe that our cash on hand together with our short-term investments, our currently undrawn revolver and our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we could be required to make significant payments that we may not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

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

In addition, our wholly owned subsidiary, Qwest Services Corporation, has a currently undrawn, five-year $850 million revolving credit facility (referred to as the 2005 QSC Credit Facility) that contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

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

Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $147 million. At March 31, 2006, we had outstanding letters of credit of approximately $133 million.

Historical View

	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2006	2005
	(Dollars in millions)
Cash flows:
Provided by operating activities	$140	$343	$(203)	59%
Used for investing activities	(392)	(86)	(306)	nm
Provided by (used for) financing activities	16	(2)	18	nm

(Decrease) increase in cash and cash equivalents	$(236)	$255	$(491)	nm

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Activities

Our cash generated from operating activities decreased $203 million primarily as a result of a large payment relating to the proposed settlement of the consolidated securities action and one additional payroll payment in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005.

Investing Activities

Cash used for investing activities increased $306 million primarily due to the receipt of proceeds from the sale of our wireless assets in our local service area in the three months ended March 31, 2005 of $418 million, as well as increased capital expenditures offset in part by lower net purchases (sales proceeds less purchases) of investment securities in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Financing Activities

Cash provided by financing activities increased primarily due to proceeds from the issuance of common stock from various stock benefit plans including the exercise of stock options offset by the repayment of debt.

Credit Ratings

The table below summarizes our long-term debt ratings at March 31, 2006 and December 31, 2005:

	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	B1	BB-	NR
Qwest Corporation	Ba3	BB	BB+
Qwest Communications Corporation	NR	NR	B+
Qwest Capital Funding, Inc.	B3	B	B+
Qwest Communications International Inc.*	B2/B3	B	BB/B+

NR = Not rated

*	= QCII notes have various ratings

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

Approximately $2.0 billion of floating-rate debt was exposed to changes in interest rates as of March 31, 2006 and December 31, 2005. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would have been immaterial in the three months ended March 31, 2006. As of March 31, 2006 and December 31, 2005, we had approximately $0.6 billion and $0.5 billion, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

As of March 31, 2006, we had $562 million invested in money market instruments and $97 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in money market rates would be immaterial.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2006, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the Securities and Exchange Commission (“SEC”). You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or documents incorporated by reference in this document.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of Part II of this report. These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is hereby incorporated by reference.

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

The telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated, or have announced plans to consolidate, with other telecommunications providers. This trend may result in competitors that are larger and better financed and may afford our competitors increased resources and greater geographical reach, thereby enabling such competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this trend and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

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

The DOJ investigation and the remaining securities actions described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to us. In the aggregate, the plaintiffs in the remaining securities actions and persons who have sought exclusion from the class in the consolidated securities action seek billions of dollars in damages, and the outcome of one or more of these matters or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by these actions and the DOJ investigation, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. We have a recorded reserve in our financial statements for the minimum estimated amount of loss we believe is probable with respect to the remaining securities actions described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, as well as to any additional actions that may be brought by parties that, as described under “Additional Opt-Out Parties” in Note 8, have more recently requested to be excluded from the proposed settlement of the consolidated securities action. However, the ultimate outcomes of these matters are still uncertain and the amount of loss we ultimately incur could be substantially more than the reserves we have provided. If the recorded reserves are insufficient, we will need to record additional charges to our consolidated statement of operations in future periods. In addition, any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these matters could materially and adversely affect our ability to meet our debt obligations and our financial condition, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

Further, there exist other material proceedings pending against us as described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, which, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

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

Our operations are subject to significant federal regulation, including the Communications Act of 1934, as amended, and Federal Communications Commission, or FCC, regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by public utility commissions, or PUCs, and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act of 1996 are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints.

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

We are highly leveraged. As of March 31, 2006, our total debt was approximately $15.4 billion. Approximately $2.8 billion of our debt obligations comes due over the next three years. In addition, holders of our $1.265 billion 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash if specified, market-based conversion requirements are met in the future. We do not anticipate holders would make such an election, however, because we believe it would likely result in adverse economic consequences to such holders. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 2 of Part I of this report. We can give no assurance that such additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

In addition, QSC’s five-year $850 million revolving credit facility (referred to as the 2005 QSC Credit Facility), which is currently undrawn, has a cross payment default provision, and the 2005 QSC Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the 2005 QSC Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The industry in which we operate is capital intensive, and as such we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our capital expenditures and operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue is decreasing. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2005 Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, Qwest received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Certain of these proposed adjustments are before the Appeals Office of the IRS. There is no assurance that we and the IRS will achieve settlements on these issues or that, if we do achieve settlements, the terms will be favorable to us. Additionally, the IRS is reviewing Qwest’s tax treatment of the sale of its DEX directory publishing business in the 2002-2003 audit cycle.

Because prior to 1999 Qwest was a member of affiliated groups filing consolidated U.S. federal income tax returns, we could be severally liable for tax examinations and adjustments not directly applicable to current members of the Qwest affiliated group. Tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities, if any, arising from adjustments to tax liability would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have recognized in our financial statements certain amounts owed to us under one of these agreements; however, generally, we have not provided for liabilities of former affiliated members or for claims they have asserted or may assert against us.

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

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. In August 2005, we reached agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers on three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999 between U S WEST, Inc. and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Form S-4/A filed on August 13, 1999, File No. 333-81149).

(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).

(4.4)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.6)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

Exhibit Number	Description

(4.7)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.8)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.9)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).

(4.11)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.12)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.13)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.14)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

Exhibit Number	Description

(4.17)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.18)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.20)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.22)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.23)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.24)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.25)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended, including forms of option and restricted stock agreements (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005 and Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).*

10.2	Additional forms of option and restricted stock agreements used under Equity Incentive Plan, as amended.*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s 2003 Proxy Statement for the Annual Meeting of Stockholders).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

Exhibit Number	Description

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.9)	2006 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed December 16, 2005, File No. 001-15577).*

(10.10)	Summary Sheet Describing the Compensation Package for Qwest Communications International Inc.’s Non-employee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.14)	Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.15)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).

(10.16)	Registration Rights Agreement, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.17)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.18)	Registration Rights Agreement, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

Exhibit Number	Description

(10.19)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.20)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.21)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.22)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.23)	Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.24)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.25)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.26)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.27)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.28)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.29)	Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.30)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

Exhibit Number	Description

(10.31)	Retention Agreement, dated May 8, 2002, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.32)	Severance Agreement, dated July 21, 2003, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.33)	Severance Agreement, dated April 4, 2005, by and between Qwest Services Corporation and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.34)	Letter Agreement, dated August 20, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.35)	Severance Agreement, dated September 8, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.36)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.37)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.38)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.39)	Letter Agreement, dated March 27, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, File No. 333-115115).*

(10.40)	Severance Agreement, dated as of July 28, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-15577).*

10.41	Amendment to Severance Agreement, dated as of March 14, 2006, by and between Qwest Services Corporation and John W. Richardson.*

(10.42)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.43)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

(10.44)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

(99.3)	Credit Agreement, dated as of October 21, 2005, among Qwest Services Corporation, Qwest Communications International Inc., the Lenders party thereto from time to time, and Wachovia Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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

May 3, 2006