Form 10-Q
period 2006-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2006-08-01
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 28, 2006, 1,905,231,777 shares of common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,472	$3,470	$6,948	$6,919
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,393	1,434	2,810	2,873
Selling, general and administrative	970	1,045	1,984	2,081
Depreciation	592	649	1,180	1,302
Capitalized software and other intangible assets amortization	101	116	204	237

Total operating expenses	3,056	3,244	6,178	6,493

Other expense (income)—net:
Interest expense—net	298	380	594	761
(Gain) loss on early retirement of debt—net	(5)	43	(5)	43
Gain on sale of assets	(3)	—	(3)	(257)
Other income—net	(9)	(30)	(37)	(15)

Total other expense (income)—net	281	393	549	532

Income (loss) before income taxes	135	(167)	221	(106)
Income tax (expense) benefit	(18)	3	(16)	(1)

Net income (loss)	$117	$(164)	$205	$(107)

Basic income (loss) per share	$0.06	$(0.09)	$0.11	$(0.06)

Basic weighted average shares outstanding	1,882,398	1,823,338	1,878,378	1,820,048

Diluted income (loss) per share	$0.06	$(0.09)	$0.11	$(0.06)

Diluted weighted average shares outstanding	1,951,728	1,823,338	1,935,806	1,820,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,189	$846
Short-term investments	205	101
Accounts receivable (less allowance of $151 and $167, respectively)	1,477	1,525
Prepaid expenses and other current assets	682	692

Total current assets	3,553	3,164

Property, plant and equipment—net	15,016	15,568
Capitalized software and other intangible assets—net	929	1,007
Prepaid pension asset	1,129	1,165
Other assets	665	593

Total assets	$21,292	$21,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current borrowings	$2,683	$512
Accounts payable	748	773
Accrued expenses and other current liabilities	2,055	2,317
Deferred revenue and advance billings	609	633

Total current liabilities	6,095	4,235
Long-term borrowings (net of unamortized debt discount of $211 and $221, respectively)	12,693	14,968
Post-retirement and other post-employment benefit obligations	3,439	3,459
Deferred revenue	508	522
Other long-term liabilities	1,383	1,530

Total liabilities	24,118	24,714
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,904,765 and 1,867,422 shares issued, respectively	19	19
Additional paid-in capital	43,475	43,290
Treasury stock—1,101 and 1,062 shares, respectively (including 62 shares held in rabbi trust at both dates)	(17)	(17)
Accumulated deficit	(46,295)	(46,500)
Accumulated other comprehensive loss	(8)	(9)

Total stockholders’ deficit	(2,826)	(3,217)

Total liabilities and stockholders’ deficit	$21,292	$21,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$205	$(107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,384	1,539
Provision for bad debts—net	71	110
Gain on sale of assets	(3)	(257)
(Gain) loss on early retirement of debt—net	(5)	43
Other non-cash charges—net	32	9
Changes in operating assets and liabilities:
Accounts receivable	(23)	(82)
Prepaid expenses and other current assets	28	98
Accounts payable and accrued expenses and other current liabilities	(284)	(258)
Deferred revenue and advance billings	(38)	(54)
Other non-current assets and liabilities	(190)	(128)

Cash provided by operating activities	1,177	913

INVESTING ACTIVITIES
Expenditures for property, plant and equipment and intangible assets (net of tax refund of $33 million in 2005)	(832)	(665)
Proceeds from sale of property and equipment	47	418
Proceeds from sale of investment securities	42	1,086
Purchases of investment securities	(146)	(912)
Other	—	17

Cash used for investing activities	(889)	(56)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	1,885
Repayments of long-term borrowings, including current maturities	(47)	(1,550)
Proceeds from issuances of common stock	102	7
Early retirement of debt costs	—	(74)
Debt issuance costs	—	(31)

Cash provided by financing activities	55	237

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	343	1,094
Beginning balance	846	1,151

Ending balance	$1,189	$2,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

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

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2006 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The condensed consolidated results of operations for the three and six month periods ended June 30, 2006 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2006 are not necessarily indicative of the results or cash flows expected for the full year.

Use of estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. In instances where we have the potential to recover a portion of such a loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable. For income tax related matters, we record a liability computed at the statutory income tax rate if we determine that (i) we do not believe we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we do not believe it is probable that we will prevail and the uncertainty is not related to the timing of recognition. Actual results could differ from these estimates. See Note 8—Commitments and Contingencies.

Certain prior period balances have been reclassified to conform to the current presentation.

Depreciation and amortization

Property, plant and equipment are shown net of depreciation on our condensed consolidated balance sheets. As of June 30, 2006 and December 31, 2005, accumulated depreciation was $31.2 billion and $30.4 billion, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

Capitalized software and other intangible assets are shown net of amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.5 billion and $1.3 billion as of June 30, 2006 and December 31, 2005, respectively.

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, common stock outstanding does not include shares of restricted stock on which the restrictions have not yet lapsed. Diluted earnings per share reflects the potential dilution that could occur if certain outstanding stock options are exercised, convertible debt is converted and restrictions lapse on restricted stock awards. The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions except per share amounts, shares in thousands)
Net income (loss)	$117	$(164)	$205	$(107)

Basic weighted average shares outstanding	1,882,398	1,823,338	1,878,378	1,820,048
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	29,171	—	28,166	—
Dilutive effect of the equity premium on convertible debt at the average price of our common stock	34,330	—	23,557	—
Dilutive effect of unvested restricted stock and other	5,829	—	5,705	—

Diluted weighted average shares outstanding	1,951,728	1,823,338	1,935,806	1,820,048

Basic income (loss) per share	$0.06	$(0.09)	$0.11	$(0.06)

Diluted income (loss) per share	$0.06	$(0.09)	$0.11	$(0.06)

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	44,459	122,704	44,518	121,680

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	6,258	—	6,258	—

Other outstanding options to purchase common stock excluded because the impact would have been antidilutive	5,819	—	5,763	—

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

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

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 2 for additional information on this recently adopted accounting pronouncement.

Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” which will be effective for us beginning on January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. However, in some cases, the law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. For us, FIN No. 48 establishes a different process to measure the impact of uncertainty associated with the income tax provision than we are currently using. Under FIN No. 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN No. 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. We currently recognize an uncertain income tax position related to the timing of recognition if we are more likely than not to prevail. For uncertain income tax positions not related to timing of recognition, we recognize the position if it is probable that we will prevail. We are currently evaluating the impact of FIN No. 48 on our financial statements. The standard establishes a lower threshold for recognizing the benefit of some uncertain tax positions than we have historically used. Therefore, the adoption could have a significant impact on our financial statements by causing us to record in our consolidated financial statements additional income tax increases or decreases from uncertain tax positions.

Note 2: Stock-Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, we adopted SFAS No. 123(R). Prior to 2006, we accounted for stock awards granted to employees under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic-value method, no compensation expense was recognized for options granted to employees when the strike price of those options equaled or exceeded the value of the underlying security on the measurement date. Under APB No. 25, stock-based compensation expense was generally limited to the excess of the stock price on the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

measurement date over the exercise price, if any, and was recorded as deferred compensation and amortized over the service period during which the stock option award vested. However, SFAS No. 123(R) requires that compensation expense be measured using estimates of the fair value of all stock-based awards.

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

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of June 30, 2006, there was $62 million of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 2.8 years. For the three and six months ended June 30, 2006, our total stock-based compensation expense was $8 million and $14 million, respectively, which includes $4 million and $8 million, respectively, of compensation expense for stock options and for stock issued under our Employee Stock Purchase Plan (“ESPP”) that would not have been recorded as expense under APB No. 25. We have not recorded any income tax benefit related to stock-based compensation in any of the three or six-month periods ended June 30, 2006 and 2005.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 as if our stock-based compensation had been determined based on the fair value at the grant dates:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in millions, except per share amounts)
Net loss:
As reported	$(164)	$(107)
Remove: Stock-based employee compensation expense included in net loss, net of related tax effects	(1)	(1)
Include: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(17)	(34)

Pro forma net loss	$(182)	$(142)

Net loss per share:
As reported—basic and diluted	$(0.09)	$(0.06)

Pro forma—basic and diluted	$(0.10)	$(0.08)

We adopted an Equity Incentive Plan on June 23, 1997. This plan was most recently amended and restated on May 24, 2006 and permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants. The maximum number of shares of our common stock

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

that may be issued under the plan at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the plan or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. Since our merger with U S WEST, Inc., all stock-based awards have been issued from this plan. As of June 30, 2006, options and unvested restricted stock representing 128 million shares of our common stock were outstanding under the plan, and 62 million shares were available for future issuance under the plan.

Stock Options

The Compensation and Human Resources Committee of our Board of Directors, or its delegate, approves the exercise price for each option. Stock options generally have an exercise price that is at least equal to the fair market value of the common stock on the date the stock option is granted, subject to certain restrictions. Stock option awards generally vest in equal increments over the vesting period of the granted option (generally three to five years). Unless otherwise provided by the Compensation and Human Resources Committee, our Equity Incentive Plan provides that, upon a “change in control,” all awards granted under the Equity Incentive Plan will vest immediately. Options that we granted to our employees from June 1999 to September 2002 typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since September 2002, options that we grant to our executive officers (vice president level and above) typically provide for accelerated vesting and an extended exercise period upon a change of control and options that we grant to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Options granted subsequent to 2002 have ten-year terms.

Summarized below is the activity of our stock option plans for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding December 31, 2005	134,940	$12.23
Granted	9,782	6.13
Exercised	(20,949)	4.33
Canceled or expired	(3,189)	20.66

Outstanding June 30, 2006	120,584	$12.89

The options to purchase 120.6 million shares of Qwest common stock that were outstanding at June 30, 2006 had remaining contractual terms with a weighted average of 5.8 years. The aggregate intrinsic value for those outstanding options that were in the money was $290 million at June 30, 2006. Of those outstanding options to purchase shares of Qwest common stock, 104.7 million were exercisable at June 30, 2006 and had a weighted-average exercise price of $14.08 and remaining contractual terms with a weighted average of 5.3 years. Options that were both exercisable and in the money on June 30, 2006 had an aggregate intrinsic value of $241 million on that date.

Except for option awards with market-based vesting conditions, we use the Black-Scholes model to estimate the fair value of new stock option grants and establish such fair value at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, all option valuation models require the input of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

highly subjective assumptions including the expected life of the options and the expected stock price volatility. Because our employee stock options have characteristics significantly different from traded options, and changes in the input assumptions can materially affect the fair value estimate, estimates of the fair value of our stock option awards are subjective. Following are the weighted-average assumptions used and the resulting fair value estimates of options granted in the six months ended June 30, 2006 and 2005 excluding the market-based vesting condition awards described below:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.2% – 5.0%	3.3% – 4.2%
Expected dividend yield	0.0%	0.0%
Expected option life (years)	5.5	4.5
Expected stock price volatility	80.3%	87.8%
Weighted-average grant date fair value	$4.31	$2.74

We believe the two most significant assumptions used in our estimates of fair value are the expected option life and the expected volatility, both of which we estimate based on historical information. During the six months ended June 30, 2006 and 2005, options to purchase 20.9 million and 0.8 million shares were exercised with aggregate intrinsic values totaling $53 million and $1 million, respectively.

Restricted Stock

During the six months ended June 30, 2006, 5.9 million shares of restricted stock were granted under the Equity Incentive Plan.

Except for restricted stock awards with market-based vesting conditions, we use the closing price of our common stock on the date of the award as the fair value for restricted stock awards. Excluding the market-based vesting condition awards described below, the weighted average estimate of fair value for restricted stock awards granted during the six months ended June 30, 2006 was $6.17 per share. A summary of the status of unvested shares of restricted stock as of and during the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant- Date Fair Value
	(in thousands)
Unvested at December 31, 2005	1,704	$4.19
Granted	5,891	5.72
Vested	—	—
Forfeited	(39)	6.15

Unvested at June 30, 2006	7,556	$5.37

Compensation expense of $3 million and $5 million was recognized for restricted stock grants in the three and six months ended June 30, 2006, respectively.

Employee Stock Purchase Plan

We are authorized to issue 27 million shares of our common stock to eligible employees under our ESPP. Under the terms of our ESPP, eligible employees may authorize payroll deductions of up to 15% of their base

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. In the three and six months ended June 30, 2006, approximately 358,000 shares and 823,000 shares, respectively, were purchased under this plan at a weighted-average purchase price of $6.15 and $5.76 per share, respectively. During the three and six months ended June 30, 2006, we recognized compensation expense of approximately $384,000 and $831,000, respectively, for the difference between the employees’ purchase price and the fair market value of the stock.

Market-Based Vesting Condition Awards

On February 16, 2006, we granted non-qualified option awards to purchase a total of 3,851,000 shares of our common stock at an exercise price of $6.15 and restricted stock awards totaling 2,407,000 shares of our common stock. As these awards include vesting provisions that are tied to the future market value of our common stock, we do not believe our standard valuation models accurately estimate the fair value of these awards. We valued these awards using Monte-Carlo simulations and estimate that the grant date fair value of each option was $3.99 per option and the grant date fair value of each share of restricted stock was $5.07 per share. These estimates were based on the following assumptions:

•	Risk-free interest rate of 4.5%;

•	Dividend yield of zero; and

•	Volatility factor of the expected market price of our common stock of 60%.

We believe the most significant assumption used in our estimate of fair value is the expected volatility, which we estimated based on historical information.

We had not granted market-based vesting condition awards prior to February 16, 2006, and all such awards granted on that date were still outstanding as of June 30, 2006.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

Note 4: Borrowings

As of June 30, 2006 and December 31, 2005, our borrowings, net of discounts and premiums, consisted of the following:

	June 30, 2006	December 31, 2005
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$2,657	$492
Current portion of capital lease obligations and other	26	20

Total current borrowings	$2,683	$512

Long-term borrowings:
Long-term notes	$12,600	$14,863
Long-term capital lease obligations and other	93	105

Total long-term borrowings	$12,693	$14,968

Borrowings classified as current are due and payable within twelve months from the applicable balance sheet date. The balance of our $1.265 billion 3.50% Convertible Senior Notes due 2025 is classified as a current obligation as of June 30, 2006 because specified, market-based conversion provisions were met as of that date. These notes were classified as a non-current obligation as of December 31, 2005 because the market-based conversion provisions were not met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for twenty or more trading days during certain periods of thirty consecutive trading days, these notes become available for conversion for a period, and as a result all outstanding notes are reclassified as a current obligation. If our common stock does not maintain a closing price above $7.08 per share during certain subsequent periods, the notes would no longer be available for immediate conversion and the outstanding notes would again be reclassified as a non-current obligation. These notes are registered securities and freely tradable, and as of June 30, 2006, they had a market price of $1,525 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,309. The conversion value is calculated based on the specified conversion provisions using the closing prices of our common stock during the 20 trading days ended June 30, 2006.

During the three months ended June 30, 2006, we exchanged approximately $70 million in face amount of debt issued by Qwest Capital Funding, Inc., our wholly-owned subsidiary, plus $2 million of accrued interest, for approximately 8.6 million shares of our common stock with an aggregate value of approximately $66 million at the time of issuance. The effective share price for the exchange transactions ranged from $7.79 per share to $8.72 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our common stock at the times the exchange transactions were consummated ranged from $7.16 per share to $8.04 per share. As a result, we recorded a gain of $6 million on debt extinguishments during the three months ended June 30, 2006. This gain was partially offset by losses on the retirement of certain other debt.

In July 2006, we substituted QCII for Qwest Services Corporation (“QSC”) as borrower under our $850 million revolving credit facility (“the Credit Facility”), which is currently undrawn and which expires in October 2010. The Credit Facility is guaranteed by QSC and is secured by a senior lien on the stock of its wholly owned subsidiary, Qwest Corporation.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

Note 5: Restructuring Charges

During 2004 and previous years, as part of our ongoing effort to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. The restructuring reserve balances are included in our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges and reversals are included in our condensed consolidated statements of operations in selling, general and administrative expense. As of June 30, 2006 and December 31, 2005, our restructuring reserve was $383 million and $428 million, respectively. The amount included as current liabilities was $48 million and $62 million, respectively, and the long-term portion was $335 million and $366 million, respectively. In the three and six months ended June 30, 2006, $0 million and $11 million, respectively, in restructuring provisions were added to these reserves, $31 million and $46 million, respectively, of these reserves were utilized and $9 million and $10 million in the same periods were reversed.

Substantially all of the planned employee reductions associated with the 2004 and prior restructuring plans were complete as of June 30, 2006. The majority of the remaining restructuring reserve is for real estate exit costs; we expect to utilize this remaining reserve over the remaining terms of the leases, which remaining terms range from 0.1 years to 19.7 years, with a weighted average of 13.0 years.

Note 6: Employee Benefits

The components of the pension, non-qualified pension and post-retirement benefits expense are as follows:

	Pension Expense		Non- Qualified Pension Expense		Post-Retirement Benefits Expense
	Three Months Ended June 30,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$38	$39	$1	$—	$4	$5
Interest cost	121	126	1	1	73	80
Expected return on plan assets	(166)	(175)	—	—	(32)	(32)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service cost	(2)	(2)	—	—	(21)	(14)
Recognized net actuarial loss	27	17	—	—	10	21

Net expense included in net income (loss)	$18	$5	$3	$2	$34	$60

	Pension Expense		Non- Qualified Pension Expense		Post-Retirement Benefits Expense
	Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$75	$78	$2	$1	$7	$10
Interest cost	241	251	2	2	146	161
Expected return on plan assets	(331)	(349)	—	—	(64)	(65)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service cost	(3)	(3)	—	—	(42)	(28)
Recognized net actuarial loss	54	34	—	—	20	40

Net expense included in net income (loss)	$36	$11	$5	$4	$67	$118

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

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

Segment income consists of each segment’s revenue and direct expenses. Segment revenue is based on the types of products and services offered as described below. Wireline and wireless segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and telephone marketing. Expenses are generally assigned to the wireline and wireless segment based primarily on usage. Therefore, the results presented herein are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented. We manage indirect administrative services costs such as finance, information technology, real estate, legal, marketing and advertising and human resources centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not assigned to any segment.

Our wireline services segment uses our network to provide voice services and data and Internet services to mass markets, business and wholesale customers. Our wireline services include:

•	Voice services. Voice services revenue includes local voice, long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and custom calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. Long-distance voice services revenue includes InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines and WAN), Internet services (such as high-speed Internet, ISDN and web hosting) and Data Integration.

We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. By utilizing a third-party’s nationwide PCS wireless network, we sell wireless services to mass markets and business customers primarily in the states within our local service area.

Our other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties. Our other services segment expenses include unallocated corporate expenses for functions such as finance, information technology, real estate, legal, marketing and advertising and human resources, which we centrally manage.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements. The revenue shown below for each segment is derived from transactions with external customers. Substantially all of our assets are in our wireline and other segments.

Segment information for the three and six months ended June 30, 2006 and 2005 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Operating revenue:
Wireline services	$3,320	$3,329	$6,647	$6,641
Wireless services	142	132	281	258
Other services	10	9	20	20

Total operating revenue	$3,472	$3,470	$6,948	$6,919

Operating expenses:
Wireline services	$1,563	$1,627	$3,174	$3,269
Wireless services	136	147	277	303
Other services	664	705	1,343	1,382

Total segment expenses	$2,363	$2,479	$4,794	$4,954

Segment income (loss):
Wireline services	$1,757	$1,702	$3,473	$3,372
Wireless services	6	(15)	4	(45)
Other services	(654)	(696)	(1,323)	(1,362)

Total segment income	$1,109	$991	$2,154	$1,965

Capital expenditures:
Wireline services	$364	$252	$686	$507
Wireless services	—	1	—	2
Other services	78	99	146	156

Total capital expenditures	$442	$352	$832	$665

The following table reconciles segment income to net income (loss) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Segment income	$1,109	$991	$2,154	$1,965
Depreciation	(592)	(649)	(1,180)	(1,302)
Capitalized software and other intangible assets amortization	(101)	(116)	(204)	(237)
Total other expense—net	(281)	(393)	(549)	(532)
Income tax (expense) benefit	(18)	3	(16)	(1)

Net income (loss)	$117	$(164)	$205	$(107)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

Set forth below is information for the three and six months ended June 30, 2006 and 2005 about revenue derived from external customers for our products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Wireline voice services	$2,211	$2,304	$4,447	$4,604
Wireline data and Internet services	1,109	1,025	2,200	2,037
Wireless services	142	132	281	258
Other services	10	9	20	20

Total operating revenue	$3,472	$3,470	$6,948	$6,919

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

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002 have been consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs allege, among other things, that defendants issued false and misleading financial results and made false statements about our business and investments, including making materially false statements in certain of our registration statements. The most recent complaint in this matter seeks unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars. The SPA action described below has been consolidated with the consolidated securities action for certain purposes.

On November 23, 2005, we, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants. On January 5, 2006, the federal district court in Colorado issued an order preliminarily approving the proposed settlement and certifying a settlement class on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002. The hearing to consider final approval of the proposed settlement was held on May 19, 2006, and the matter remains pending before the court.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

Under the proposed settlement agreement, we would pay a total of $400 million in cash—$100 million of which was deposited in an escrow account 30 days after preliminary approval of the proposed settlement by the federal district court in Colorado, $100 million of which would be so deposited 30 days after final approval of the settlement by the court, and $200 million of which would be so deposited on January 15, 2007, plus interest at 3.75% per annum on the $200 million between the date of final approval by the court and the date of payment.

If approved, the proposed settlement agreement in the consolidated securities action will settle and release the individual claims of the class representatives and the claims of the class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. (The non-class action brought by SPA that is consolidated for certain purposes with the consolidated securities action is not part of the settlement.) As part of the proposed settlement, we have received $10 million from Arthur Andersen LLP. If the settlement is approved, Arthur Andersen will also be released by the class representatives and the class they represent. If the settlement is not approved, we will repay the $10 million to Arthur Andersen. No parties admit any wrongdoing as part of the proposed settlement.

The proposed settlement agreement is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides us with the right to terminate the settlement if we do not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iii) is subject to review on appeal even if the district court were finally to approve it.

A number of parties, including large pension funds, have requested exclusion from the proposed settlement of the consolidated securities action. As noted below under “Remaining Securities Actions—Opt-Outs with Previously-Filed Lawsuits,” seven parties that had filed individual suits against us prior to the proposed settlement of the consolidated securities action have requested exclusion from the proposed settlement, and as noted below under “Remaining Securities Actions—Opt-Outs with Recently-Filed Lawsuits,” other parties that have requested exclusion from the proposed settlement filed individual suits against us after we entered into the proposed settlement. We will vigorously defend against such claims regardless of whether the proposed settlement of the consolidated securities action is consummated.

Settlement of Consolidated ERISA Action

Seven putative class actions purportedly brought against us on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, from March 7, 1999 until January 12, 2004 have been consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of Qwest, former officers and employees of Qwest and Deutsche Bank Trust Company Americas, or Deutsche Bank (formerly doing business as Bankers Trust Company). These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs assert breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of our stock in the Plan. Plaintiffs seek damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, we, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action. Under the proposed settlement agreement, we would pay a total of $33 million in cash to the Plan no later than 90 days after preliminary approval of the proposed settlement by the federal district court in Colorado. Deutsche Bank would pay a total of $4.5 million in cash to the Plan to settle the claims against it. No parties admit any wrongdoing as part of the proposed settlement. If the proposed settlement is approved by the court, we will receive certain insurance

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

proceeds as a contribution by individual defendants to this settlement, which will offset $10 million of our $33 million payment. In addition to the $33 million cash settlement, we have also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. If approved by the district court, the proposed settlement will settle and release the claims of the class against us and all other defendants in the consolidated ERISA action. On July 25, 2006, the federal district court in Colorado issued an order (1) preliminarily approving the proposed settlement, (2) setting a hearing for October 27, 2006 to consider final approval of the proposed settlement, and (3) certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the Qwest Shares Fund, U S WEST Shares Fund or Qwest common stock in their Plan accounts from March 7, 1999 until January 12, 2004. The proposed settlement is subject to review on appeal if the district court were finally to approve it.

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

We continue to defend against the remaining securities actions described below vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Any settlement of or judgment in one or more of these actions (or any additional actions that may be brought by parties that, as described below under “Additional Opt-Out Parties,” have more recently opted out of the proposed settlement of the consolidated securities action) substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

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

Remaining Securities Actions

We are a defendant in the securities actions described below. Plaintiffs in these actions have requested exclusion from the proposed settlement of the consolidated securities action. Plaintiffs have variously alleged, among other things, that we and the other defendants violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper accounting practices. Other defendants in one or more of these actions include current and former directors of Qwest, former officers and employees of Qwest, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

Opt-Outs with Recently-Filed Lawsuits. Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in our securities in excess of $462 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court
New York State Common Retirement Fund	April 18, 2006	United States District Court for the Southern District of New York
San Francisco Employees Retirement System	April 18, 2006	United States District Court for the Northern District of California
Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado
Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	United States District Court for the Eastern District of Pennsylvania
Merrill Lynch Investment Master Basic Value Trust Fund, et al.	June 21, 2006	United States District Court for the Southern District of New York

Additional Opt-Out Parties. Since we announced the proposed settlement of the consolidated securities action, a number of additional persons, including large pension funds, have requested to be excluded from the class. Some of these additional opt-out parties have recently filed actions against us, which are included in the summary that appears above under “Opt-Outs with Recently-Filed Lawsuits.” We expect that other parties who have opted out will file actions against us as well if we are unable to resolve those matters amicably. The claims of those persons who requested to be excluded from the class will not be released as a result of the proposed settlement of the consolidated securities action, even in the event that the settlement is approved. In the aggregate, the persons who have requested exclusion from the class, excluding those listed above under “Opt-Outs with Previously-Filed Lawsuits” and “Opt-Outs with Recently-Filed Lawsuits,” contend that they have incurred losses resulting from their investments in our securities of approximately $1.34 billion, which does not include any claims for punitive damages or interest. Due in part to the recent timing of the decisions by these persons to request exclusion from the proposed settlement of the consolidated securities action and to the fact that many of the persons who requested exclusion have not filed lawsuits, it is difficult to evaluate the claims that they have asserted or may assert. We will vigorously defend against any such claims regardless of whether the proposed settlement of the consolidated securities action is consummated.

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

KPNQwest Litigation/Investigation

A putative class action is pending in the federal district court for the Southern District of New York against us, certain of our former executives who were also on the supervisory board of KPNQwest, N.V. (of which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. On February 3, 2006, we, certain other defendants and the putative class representative in this action executed an agreement to settle the case against us and certain other defendants. Under the settlement agreement, we will pay $5.5 million in cash to the settlement fund no later than 30 days following preliminary court approval, and no later than 30 days following final approval by the court, we will issue shares of our stock to the settlement fund then valued at $5.5 million as additional consideration for the settlement. The settlement agreement would settle the individual claims of the putative class representative and the claims of the class he purports to represent against us and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. The settlement agreement, which has been filed with the district court, is subject to a number of conditions and future contingencies. Among others, it (i) requires both preliminary and final court approval; (ii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides us with the right to terminate the settlement if we do not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the settlement described herein is consummated. No parties admit any wrongdoing as part of the proposed settlement.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

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

Regulatory Matter

On July 15, 2004, the New Mexico state regulatory commission opened a proceeding to investigate whether we were in compliance with or were likely to meet a commitment that we made in 2001 to invest $788 million in communications infrastructure in New Mexico through March 2006 pursuant to an Alternative Form of Regulation plan, or AFOR. Multiple parties filed comments in that proceeding and variously argued that we should be subject to a range of requirements including an escrow account for capital spending, new investment obligations, and customer credits or price reductions.

On April 14, 2005, the Commission issued its Final Order in connection with this investigation. The Commission concluded in this Final Order that we had an unconditional commitment to invest $788 million over the life of the AFOR. The Commission also ruled that if we failed to satisfy this investment commitment, any shortfall must be credited or refunded to our New Mexico customers. The Commission also opened an enforcement and implementation docket to review our investments and consider the structure and size of any refunds or credits to be issued to customers. On May 12 and 13, 2005, we filed appeals in federal district court and in the New Mexico State Supreme Court, respectively, challenging the lawfulness of the Commission’s Final Order. On February 24, 2006, the federal district court granted the defendants’ motion to dismiss and on June 29, 2006, the New Mexico Supreme Court issued its opinion affirming the Commission’s Final Order. The opinion concluded that the Commission had the authority to add to the AFOR the incentive requiring Qwest to issue credits or refunds in the amount of the shortfall between the investment commitment and the amount invested during the term of the AFOR.

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would resolve the disputes described above. This settlement must be approved by the Commission, and we anticipate that the Commission will hold a public hearing prior to deciding whether to grant such approval. Under the settlement, we would contribute $15 million, for which we have established a liability, to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the New Mexico Department of Education. In addition, we would invest in our New Mexico network a total of $250 million over 42 months in specific categories of telecommunications infrastructure projects. Our obligation to make these expenditures and investments will arise only upon approval

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

of the settlement by the Commission. In the unlikely event that we do not achieve the required investment level over the 42 month period, we would be required to refund any deficiency to our New Mexico customers.

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

The Internal Revenue Service (“IRS”) proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes the allocation of the costs between us and third parties. Similar claims have been asserted against us with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. On March 13, 2006, the Tax Court issued a decision, which was favorable to Qwest. The IRS may appeal the decision to the 10th Circuit Court of Appeals. The trial for the 1997-1998 tax years has been scheduled for April 2007. If we ultimately were to lose this issue for the tax years 1994 through 1998, we estimate that we would have to pay approximately $57 million in tax plus approximately $47 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

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

On May 12, 2006, we agreed to acquire OnFiber Communications, Inc., a privately-held Austin, Texas based provider of custom-built and managed network solutions, for a purchase price of $107 million, subject to certain purchase price adjustments. We expect this acquisition will require us to make a cash payment in the third quarter of 2006.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

Note 9: Income Taxes

We have increased our uncertain tax position liability by $16 million in the six months ended June 30, 2006 for certain federal and state income tax issues.

Note 10: Financial Statements of Guarantors

We and two of our subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and QSC, guarantee certain of each other’s registered debt securities. QCII issued a total of $2.575 billion aggregate principal amount of senior notes in February 2004 and June 2005 that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). Between December 2002 and April 2003, QSC issued a total of $3.7 billion aggregate principal amount of senior subordinated secured notes (approximately $21 million of which remain outstanding) that are guaranteed by QCF and QCII on a senior unsecured basis (the “QSC Guaranteed Notes”). Each series of QCF’s outstanding notes totaling approximately $3.4 billion in aggregate principal amount (the “QCF Guaranteed Notes”) is guaranteed on a senior unsecured basis by QCII. The guarantees are full and unconditional, and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, funds necessary to meet each issuer’s debt service obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, our condensed consolidating statements of operations for the three and six months ended June 30, 2006 and 2005 and our condensed consolidating statements of cash flows for the six months ended June 30, 2006 and 2005. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity’s investments in all of its subsidiaries, if any, under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$2	$3,470	$—	$3,472
Operating revenue—affiliates	—	339	—	15	30	(384)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	289	—	—	1,383	(279)	1,393
Cost of sales—affiliates	—	45	—	—	26	(71)	—
Selling, general and administrative	16	—	—	13	661	280	970
Selling, general and administrative—affiliates	—	—	—	—	314	(314)	—
Depreciation	—	—	—	—	592	—	592
Capitalized software and other intangible assets amortization	—	—	—	—	101	—	101

Total operating expenses	16	334	—	13	3,077	(384)	3,056

Other expense (income)—net:
Interest expense—net	68	2	63	—	165	—	298
Interest expense—affiliates	3	—	115	—	295	(413)	—
Interest (income)—affiliates	—	(115)	(297)	(1)	—	413	—
(Gain) loss on early retirement of debt—net	—	—	(5)	—	—	—	(5)
Gain on sale of assets	—	—	—	—	(3)	—	(3)
Other (income) expense—net	(1)	3	—	(1)	(10)	—	(9)
(Income) loss from equity investments in subsidiaries	(154)	172	—	—	—	(18)	—

Total other expense (income)—net	(84)	62	(124)	(2)	447	(18)	281

Income (loss) before income taxes	68	(57)	124	6	(24)	18	135
Income tax benefit (expense)	49	131	(47)	(3)	(148)	—	(18)

Net income (loss)	$117	$74	$77	$3	$(172)	$18	$117

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$1	$3,469	$—	$3,470
Operating revenue—affiliates	—	338	—	10	37	(385)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	275	—	—	1,427	(268)	1,434
Cost of sales—affiliates	—	47	—	—	23	(70)	—
Selling, general and administrative	28	—	—	11	738	268	1,045
Selling, general and administrative—affiliates	—	—	—	—	315	(315)	—
Depreciation	—	—	—	—	649	—	649
Capitalized software and other intangible assets amortization	—	—	—	—	116	—	116

Total operating expenses	28	322	—	11	3,268	(385)	3,244

Other expense (income)—net:
Interest expense—net	40	110	69	—	161	—	380
Interest expense—affiliates	2	—	107	—	252	(361)	—
Interest (income)—affiliates	—	(110)	(250)	(1)	—	361	—
Loss (gain) on early retirement of debt—net	—	18	(12)	—	37	—	43
Other (income) expense—net	(2)	(6)	—	—	(22)	—	(30)
Loss from equity investments in subsidiaries	129	341	—	—	—	(470)	—

Total other expense (income)—net	169	353	(86)	(1)	428	(470)	393

(Loss) income before income taxes	(197)	(337)	86	1	(190)	470	(167)
Income tax benefit (expense)	33	154	(33)	—	(151)	—	3

Net (loss) income	$(164)	$(183)	$53	$1	$(341)	$470	$(164)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$5	$6,943	$—	$6,948
Operating revenue—affiliates	—	676	—	24	60	(760)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	588	—	—	2,790	(568)	2,810
Cost of sales—affiliates	—	84	—	—	47	(131)	—
Selling, general and administrative	28	—	—	25	1,363	568	1,984
Selling, general and administrative—affiliates	—	—	—	—	629	(629)	—
Depreciation	—	1	—	—	1,179	—	1,180
Capitalized software and other intangible assets amortization	—	—	—	—	204	—	204

Total operating expenses	28	673	—	25	6,212	(760)	6,178

Other expense (income)—net:
Interest expense—net	136	4	127	—	327	—	594
Interest expense—affiliates	6	—	218	—	576	(800)	—
Interest (income)—affiliates	—	(218)	(580)	(2)	—	800	—
(Gain) loss on early retirement of debt—net	—	—	(5)	—	—	—	(5)
Gain on sales of assets	—	—	—	—	(3)	—	(3)
Other (income) expense—net	(2)	(14)	—	(2)	(19)	—	(37)
(Income) loss from equity investments in subsidiaries	(280)	405	—	—	—	(125)	—

Total other expense (income)—net	(140)	177	(240)	(4)	881	(125)	549

Income (loss) before income taxes	112	(174)	240	8	(90)	125	221
Income tax benefit (expense)	93	300	(91)	(3)	(315)	—	(16)

Net income (loss)	$205	$126	$149	$5	$(405)	$125	$205

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue	$—	$—	$—	$3	$6,916	$—	$6,919
Operating revenue—affiliates	—	677	—	18	76	(771)	—
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	552	—	—	2,858	(537)	2,873
Cost of sales—affiliates	—	94	—	—	48	(142)	—
Selling, general and administrative	62	—	—	19	1,463	537	2,081
Selling, general and administrative—affiliates	—	—	—	—	629	(629)	—
Depreciation	—	1	—	—	1,301	—	1,302
Capitalized software and other intangible assets amortization	—	—	—	—	237	—	237

Total operating expenses	62	647	—	19	6,536	(771)	6,493

Other expense (income)—net:
Interest expense—net	75	225	138	—	323	—	761
Interest expense—affiliates	4	—	366	—	673	(1,043)	—
Interest (income)—affiliates	(18)	(353)	(671)	(1)	—	1,043	—
Loss (gain) on early retirement of debt—net	—	18	(12)	—	37	—	43
Gain on the sale of assets	—	—	—	—	(257)	—	(257)
Other (income) expense—net	(3)	(9)	—	—	(3)	—	(15)
Loss from equity investments in subsidiaries	56	629	—	—	—	(685)	—

Total other expense (income)—net	114	510	(179)	(1)	773	(685)	532

(Loss) income before income taxes	(176)	(480)	179	3	(317)	685	(106)
Income tax benefit (expense)	69	311	(68)	(1)	(312)	—	(1)

Net (loss) income	$(107)	$(169)	$111	$2	$(629)	$685	$(107)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,015	$—	$—	$174	$—	$1,189
Short-term investments	—	186	—	—	19	—	205
Accounts receivable—net	—	9	—	1	1,467	—	1,477
Accounts receivable—affiliates	64	485	99	—	13	(661)	—
Current tax receivable	1	—	1	—	—	(2)	—
Notes receivable—affiliates	—	5,916	15,898	88	—	(21,902)	—
Deferred income taxes	—	23	6	—	91	(6)	114
Prepaid expenses and other current assets	10	67	—	85	419	(13)	568

Total current assets	75	7,701	16,004	174	2,183	(22,584)	3,553
Property, plant and equipment—net	—	8	—	—	15,008	—	15,016
Capitalized software and other intangible assets—net	41	—	—	—	888	—	929
Investments in subsidiaries	1,595	(13,518)	—	—	—	11,923	—
Deferred income taxes	—	1,596	40	11	1	(1,648)	—
Prepaid pension asset	—	89	—	—	1,040	—	1,129
Other assets	196	46	13	—	410	—	665

Total assets	$1,907	$(4,078)	$16,057	$185	$19,530	$(12,309)	$21,292

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$1,271	$—	$485	$—	$927	$—	$2,683
Current borrowings—affiliates	193	—	5,916	—	15,793	(21,902)	—
Accounts payable	1	24	—	—	723	—	748
Accounts payable—affiliates	—	46	—	30	216	(292)	—
Accrued expenses and other current liabilities	386	133	96	50	1,239	—	1,904
Accrued expenses and other current liabilities—affiliates	—	—	39	—	330	(369)	—
Current taxes payable	—	41	—	3	109	(2)	151
Deferred income taxes	6	—	—	—	—	(6)	—
Deferred revenue and advance billings	—	—	—	13	609	(13)	609

Total current liabilities	1,857	244	6,536	96	19,946	(22,584)	6,095
Long-term borrowings—net	2,590	22	2,916	—	7,165	—	12,693
Post-retirement and other post-employment benefit obligations	—	507	—	—	2,932	—	3,439
Deferred income taxes	50	—	2	—	1,684	(1,648)	88
Deferred revenue	—	—	—	—	508	—	508
Other long-term liabilities	236	179	—	67	813	—	1,295

Total liabilities	4,733	952	9,454	163	33,048	(24,232)	24,118
Stockholders’ (deficit) equity	(2,826)	(5,030)	6,603	22	(13,518)	11,923	(2,826)

Total liabilities and stockholders’ equity (deficit)	$1,907	$(4,078)	$16,057	$185	$19,530	$(12,309)	$21,292

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$67	$563	$—	$—	$216	$—	$846
Short-term investments	9	77	—	—	15	—	101
Accounts receivable—net	—	10	—	3	1,512	—	1,525
Accounts receivable—affiliates	43	428	94	—	21	(586)	—
Current tax receivable	34	28	—	—	—	(62)	—
Notes receivable—affiliates	—	4,728	14,568	76	—	(19,372)	—
Deferred income taxes	—	19	—	—	99	—	118
Prepaid expenses and other current assets	20	38	—	112	412	(8)	574

Total current assets	173	5,891	14,662	191	2,275	(20,028)	3,164
Property, plant and equipment—net	—	6	—	—	15,562	—	15,568
Capitalized software and other intangible assets—net	41	—	—	—	966	—	1,007
Investments in subsidiaries	1,143	(12,112)	—	—	—	10,969	—
Deferred income taxes	—	1,791	22	11	—	(1,824)	—
Prepaid pension asset	—	95	—	—	1,070	—	1,165
Other assets	111	58	14	—	410	—	593

Total assets	$1,468	$(4,271)	$14,698	$202	$20,283	$(10,883)	$21,497

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$6	$—	$485	$—	$21	$—	$512
Current borrowings—affiliates	165	—	4,728	—	14,479	(19,372)	—
Accounts payable	4	38	—	—	731	—	773
Accounts payable—affiliates	—	34	—	9	248	(291)	—
Accrued expenses and other current liabilities	288	192	98	81	1,539	—	2,198
Accrued expenses and other current liabilities—affiliates	—	—	34	30	239	(303)	—
Current taxes payable	—	—	34	2	145	(62)	119
Deferred revenue and advance billings	—	—	—	—	633	—	633

Total current liabilities	463	264	5,379	122	18,035	(20,028)	4,235
Long-term borrowings—net	3,884	22	2,986	—	8,076	—	14,968
Post-retirement and other post-employment benefit obligations	—	506	—	—	2,953	—	3,459
Deferred income taxes	33	—	—	—	1,881	(1,824)	90
Deferred revenue	—	—	—	—	522	—	522
Other long-term liabilities	305	145	—	62	928	—	1,440

Total liabilities	4,685	937	8,365	184	32,395	(21,852)	24,714
Stockholders’ (deficit) equity	(3,217)	(5,208)	6,333	18	(12,112)	10,969	(3,217)

Total liabilities and stockholders’ equity (deficit)	$1,468	$(4,271)	$14,698	$202	$20,283	$(10,883)	$21,497

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(189)	$836	$142	$12	$360	$16	$1,177

INVESTING ACTIVITIES
Expenditures for property, plant and equipment and intangible assets	—	(3)	—	—	(829)	—	(832)
Proceeds from sale of property and equipment	—	—	—	—	47	—	47
Proceeds from sale of investment securities	—	42	—	—	—	—	42
Purchases of investment securities	—	(146)	—	—	—	—	(146)
Net proceeds from (purchases of) investments managed by QSC	9	(5)	—	—	(4)	—	—
Net decrease (increase) in short-term affiliate loans	—	(1,188)	(1,330)	(12)	—	2,530	—
Dividends received from subsidiaries	—	916	—	—	—	(916)	—

Cash provided by (used for) investing activities	9	(384)	(1,330)	(12)	(786)	1,614	(889)

FINANCING ACTIVITIES
Repayments of long-term borrowings, including current maturities	(33)	—	—	—	(14)	—	(47)
Net proceeds from (payments of) affiliate borrowings	28	—	1,188	—	1,314	(2,530)	—
Proceeds from issuances of common stock	102	—	—	—	—	—	102
Dividends paid to parent	—	—	—	—	(916)	916	—
Other	16	—	—	—	—	(16)	—

Cash provided by financing activities	113	—	1,188	—	384	(1,630)	55

CASH AND CASH EQUIVALENTS
(Decrease) increase in cash and cash equivalents	(67)	452	—	—	(42)	—	343
Beginning balance	67	563	—	—	216	—	846

Ending balance	$—	$1,015	$—	$—	$174	$—	$1,189

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non-Guarantors	QSC Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(24)	$591	$65	$28	$254	$(1)	$913

INVESTING ACTIVITIES
Expenditures for property, plant and equipment and intangible assets	(1)	(19)	—	—	(645)	—	(665)
Proceeds from sale of property and equipment	—	—	—	—	418	—	418
Proceeds from sale of investment securities	—	1,086	—	—	—	—	1,086
Purchases of investment securities	—	(912)	—	—	—	—	(912)
Net proceeds from (purchases of) investments managed by QSC	(18)	(100)	—	—	118	—	—
Cash infusion to subsidiaries	(530)	(10,000)	—	—	—	10,530	—
Net decrease (increase) in short-term affiliate loans	—	9,128	8,533	(28)	—	(17,633)	—
Dividends received from subsidiaries	—	1,419	—	—	—	(1,419)	—
Other	—	—	—	—	17	—	17

Cash (used for) provided by investing activities	(549)	602	8,533	(28)	(92)	(8,522)	(56)

FINANCING ACTIVITIES
Proceeds from long-term borrowings	735	—	—	—	1,150	—	1,885
Repayments of long-term borrowings, including current maturities	—	(452)	—	—	(1,098)	—	(1,550)
Net proceeds from (payments of) affiliate borrowings	(40)	—	(9,128)	—	(8,466)	17,634	—
Proceeds from issuances of common stock	7	—	—	—	—	—	7
Equity infusion from parent	—	—	530	—	10,000	(10,530)	—
Dividends paid to parent	—	—	—	—	(1,419)	1,419	—
Early retirement of debt costs	—	(49)	—	—	(25)	—	(74)
Debt issuance costs	(13)	—	—	—	(18)	—	(31)

Cash provided by (used for) financing activities	689	(501)	(8,598)	—	124	8,523	237

CASH AND CASH EQUIVALENTS
Increase in cash and cash equivalents	116	692	—	—	286	—	1,094
Beginning balance	34	608	—	—	509	—	1,151

Ending balance	$150	$1,300	$—	$—	$795	$—	$2,245

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

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

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•	Access line losses. Our revenue has been, and we expect it to continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting other telephony services for traditional telecommunications services, which has increased the number and type of competitors within our industry and decreased our market share. Product bundling, as described more fully below, has been one of our responses to our declining revenue due to access line losses.

•	Data and Internet growth. Data and Internet revenue and subscribers continue to grow as customers continue to migrate Internet service to higher speed connections. We have expanded our availability of these services and continue to increase the available connection speeds in order to meet customer demand. We expect this trend will continue into the future. We also expect to face continuing competition for these subscribers.

•	Product bundling. We believe consumers increasingly value the convenience of receiving multiple services from a single provider. As such, we increased our marketing and advertising spending levels in 2005 and 2006 focusing on product bundling and packaging. Product bundles and packages represent combinations of products and services—such as local voice, long-distance, high-speed Internet, video and wireless—and features and services—such as three-way calling and call forwarding—related to an access line. As a result of these offerings, our sales of bundled products have increased.

•	Variable expenses. Expenses associated with higher growth products, such as long-distance, high-speed Internet and wireless services, tend to be more variable in nature. While our traditional telecommunications services tend to rely upon our fixed cost structure, the mix of products we expect to sell, combined with regulatory and market pricing forces, will continue to pressure operating expense. In addition, facility costs (described below) do not always change proportionally with revenue fluctuations.

•	Facility costs. Facility costs are third-party telecommunications expenses we incur to connect our customers to networks or to end-user product platforms not owned by us. We continue to reduce costs in this area from initiatives to optimize our usage of other local carriers’ services to connect our customers to our network, and we continue to benefit from reduced costs due to the renegotiation, termination or settlement of various service arrangements in prior periods. However, these cost reductions have been partially offset in varying degrees by increased costs from increased long-distance, data and Internet and wireless volumes.

•	Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to right-size our workforce in response to changes in the telecommunications industry. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate revenue from our wireline services, wireless services and other services as described below.

•	Wireline services. The wireline services segment uses our network to provide voice services and data and Internet services to mass markets, business and wholesale customers. Our wireline services include:

•	Voice services. Voice services revenue includes local voice, long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and custom calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. Long-distance voice services revenue includes InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines and WAN), Internet services (such as high-speed Internet, ISDN and web hosting) and Data Integration.

•	Wireless services. We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. By utilizing a third party’s nationwide PCS wireless network, we sell wireless services to residential and business customers primarily in the states within our local service area.

•	Other services. Other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase/ (Decrease)	%Change	Six Months Ended June 30,		Increase/ (Decrease)	%Change
	2006	2005			2006	2005
	(Dollars in millions, except per share amounts)
Operating revenue	$3,472	$3,470	$2	0%	$6,948	$6,919	$29	0%
Operating expenses	3,056	3,244	(188)	(6)%	6,178	6,493	(315)	(5)%
Other expense—net	281	393	(112)	(28)%	549	532	17	3%

Income (loss) before income taxes	135	(167)	302	nm	221	(106)	327	nm
Income tax (expense) benefit	(18)	3	(21)	nm	(16)	(1)	(15)	nm

Net income (loss)	$117	$(164)	$281	nm	$205	$(107)	$312	nm

Basic income (loss) per share	$0.06	$(0.09)	$0.15	nm	$0.11	$(0.06)	$0.17	nm

Diluted income (loss) per share	$0.06	$(0.09)	$0.15	nm	$0.11	$(0.06)	$0.17	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful

Operating Revenue

The following table compares operating revenue by segment including the detail of customer channels within our wireline segment for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005			2006	2005
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Business	$309	$323	$(14)	(4)%	$625	$646	$(21)	(3)%
Mass markets	1,018	1,058	(40)	(4)%	2,046	2,119	(73)	(3)%
Wholesale	174	194	(20)	(10)%	350	391	(41)	(10)%

Total local voice services	1,501	1,575	(74)	(5)%	3,021	3,156	(135)	(4)%
Long-distance services:
Business	138	146	(8)	(5)%	282	292	(10)	(3)%
Mass markets	161	133	28	21%	316	268	48	18%
Wholesale	278	268	10	4%	549	545	4	1%

Total long-distance services	577	547	30	5%	1,147	1,105	42	4%
Access services	133	182	(49)	(27)%	279	343	(64)	(19)%

Total voice services	2,211	2,304	(93)	(4)%	4,447	4,604	(157)	(3)%

Data and Internet services:
Business	582	562	20	4%	1,167	1,103	64	6%
Mass Markets	206	147	59	40%	397	290	107	37%
Wholesale	321	316	5	2%	636	644	(8)	(1)%

Total data and Internet services	1,109	1,025	84	8%	2,200	2,037	163	8%

Total wireline services revenue	3,320	3,329	(9)	0%	6,647	6,641	6	0%
Wireless services revenue	142	132	10	8%	281	258	23	9%
Other services revenue	10	9	1	11%	20	20	—	0%

Total operating revenue	$3,472	$3,470	$2	0%	$6,948	$6,919	$29	0%

Wireline Services Revenue

Voice Services

Local voice services. The decrease in mass markets and business local voice services revenue for the three and six months ended June 30, 2006 was primarily due to access line losses from competitive pressures, including wireless and cable substitution. In addition, although we are seeing a decline in local services revenue related to our bundle discounts as more customers take advantage of bundled offerings, we are seeing an increase in revenue on other products as discussed below. We continue to see declines in wholesale access lines, as demand for UNEs decreases.

The following table shows our access lines by channel as of June 30, 2006 and 2005:

	Access Lines
	As of June 30,		Increase/ (Decrease)	Percentage Change
	2006	2005
	(in thousands)
Mass markets	9,759	10,235	(476)	(5)%
Business	2,900	3,044	(144)	(5)%
Wholesale	1,624	1,808	(184)	(10)%

Total	14,283	15,087	(804)	(5)%

Long-distance services. The increase in long-distance services revenue was primarily due to long-distance subscriber and rate increases in our mass markets channel, partially due to our bundled offerings, as well as a higher percentage of customers migrating toward our fixed fee based offerings and increased price.

Access services. The decrease in access services revenue was primarily due to a $23 million favorable settlement of a customer billing dispute in the three months ended June 30, 2005. Additionally, for the three and six months ended June 30, 2006, regulated access rates decreased due to legislative action in certain states and wholesale volumes decreased. We also recognized a one-time benefit in the three months ended June 30, 2005 due to favorable regulatory rulings.

Data and Internet Services

The increase in data and Internet services revenue for the three and six months ended June 30, 2006 was primarily due to a 51% increase in high-speed Internet subscribers as of June 30, 2006 compared to June 30, 2005 in our mass markets channel. This growth in high-speed Internet subscribers resulted generally from customers migrating from dial-up connections and expanded service availability. We also experienced strong growth in Data Integration revenue in our business channel for the three and six month periods ended June 30, 2006.

Wireless Services Revenue

Wireless services revenue increased due to a 4.4% increase in subscribers as of June 30, 2006 compared to June 30, 2005 and an increased average rate per customer primarily due to more customers signing up for higher priced calling plans.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005			2006	2005
	(Dollars in millions)
Operating expenses:
Cost of sales:
Facility costs	$610	$677	$(67)	(10)%	$1,228	$1,351	$(123)	(9)%
Network expenses	62	59	3	5%	114	126	(12)	(10)%
Employee-related costs	388	387	1	0%	784	796	(12)	(2)%
Other non-employee related costs	333	311	22	7%	684	600	84	14%

Total cost of sales	1,393	1,434	(41)	(3)%	2,810	2,873	(63)	(2)%
Selling, general and administrative:
Property and other taxes	72	111	(39)	(35)%	160	210	(50)	(24)%
Bad debt	27	53	(26)	(49)%	71	110	(39)	(35)%
Restructuring, realignment and severance related costs	(2)	(1)	(1)	100%	20	14	6	43%
Employee-related costs	405	410	(5)	(1)%	806	817	(11)	(1)%
Other non-employee related costs	468	472	(4)	(1)%	927	930	(3)	0%

Total selling, general and administrative	970	1,045	(75)	(7)%	1,984	2,081	(97)	(5)%
Depreciation	592	649	(57)	(9)%	1,180	1,302	(122)	(9)%
Capitalized software and other intangible assets amortization	101	116	(15)	(13)%	204	237	(33)	(14)%

Total operating expenses	$3,056	$3,244	$(188)	(6)%	$6,178	$6,493	$(315)	(5)%

Cost of Sales

Cost of sales includes employee-related costs (such as salaries, wages and benefits directly attributable to products or services), network expenses, facility costs and other non-employee related costs (such as real estate, Universal Service Fund charges, call termination fees, materials and supplies, contracted engineering services and the cost of Data Integration and wireless handsets sold). Cost of sales decreased by $41 million, or to 40.1% from 41.3% as a percentage of revenue, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and by $63 million, or to 40.4% from 41.5% as a percentage of revenue, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Our facilities costs decreased as we continue to implement initiatives to optimize our usage of other local carriers’ services to connect our customers to our network, and we continue to benefit from reduced costs due to the renegotiation, termination or settlement of service arrangements in prior periods. Increases in Data Integration revenue resulted in higher Data Integration expenses, which are included in non-employee related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, include employee-related costs (such as salaries, wages and benefits not directly attributable to products or services and sales commissions), severance related costs, bad debt charges, property and other taxes and other non-employee related costs such as real estate, marketing and advertising, professional service fees and computer systems support. SG&A decreased $75 million, or to 27.9% from 30.1% as a percentage of revenue, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. SG&A decreased $97 million, or to 28.6% from 30.1% as a percentage of revenue, for the six months ended June 30, 2006 as compared to the six months ended

June 30, 2005 as we continue to focus on reducing costs and increasing efficiencies. Also contributing to the decrease were property tax reductions, sales and use tax refunds and a one-time $21 million reduction to our estimated sales tax obligations. We do not expect these property and other tax reductions to continue. Bad debt expense decreased due to a continuing trend of improved collection practices. We do not believe bad debt expense will continue to decrease at similar levels in future periods. Other non-employee related costs were essentially flat with decreased information technology expenses offsetting increases in marketing and advertising costs. Included in other non-employee related costs is the $15 million loss accrual associated with the New Mexico regulatory matter described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Combined Pension and Post-Retirement Benefits

Our results include the combined cost of our pension, non-qualified pension and post-retirement healthcare and life insurance plans. We recorded expense of $55 million and $67 million for the three months ended June 30, 2006 and 2005, respectively, and $108 million and $133 million for the six months ended June 30, 2006 and 2005, respectively. The expense is a function of the amount of benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. The expense decreased for the three and six month period ended June 30, 2006 as compared to the same periods in 2005 as a result of a decrease in interest costs due to lower discount rates, an increase in the expected benefit from the federal subsidy on prescription drug benefits, and plan design changes associated with a new union contract. Partially offsetting these decreases were increases in expense due to lower expected return on investments in the benefit trusts caused by asset smoothing and amortization of actuarial losses caused by volatile equity markets and lower discount rates. The combined expense of the benefit plans is allocated to cost of sales and SG&A.

Operating Expenses by Segment

Segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and telephone marketing. We manage indirect administrative services costs such as finance, information technology, real estate, legal, marketing and advertising and human resources centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income, and other income (expense) on a total company basis. As a result, these charges are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Our CODM regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate resources. The results presented herein are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Wireline Services Segment Expenses

The following table sets forth wireline services expenses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005			2006	2005
	(Dollars in millions)
Wireline services expenses:
Facility costs	$536	$598	$(62)	(10)%	$1,083	$1,196	$(113)	(9)%
Network expenses	61	58	3	5%	113	120	(7)	(6)%
Bad debt	15	40	(25)	(63)%	43	83	(40)	(48)%
Restructuring and severance related costs	1	4	(3)	(75)%	3	10	(7)	(70)%
Employee-related costs	578	584	(6)	(1)%	1,174	1,188	(14)	(1)%
Other non-employee related costs	372	343	29	8%	758	672	86	13%

Total wireline services expenses	$1,563	$1,627	$(64)	(4)%	$3,174	$3,269	$(95)	(3)%

Facility costs decreased due to our implementation of initiatives to optimize our usage of other local carriers’ services to connect our customers to our network. Facilities costs also decreased as we continue to benefit from reduced costs due to the renegotiation, termination or settlement of service arrangements in prior periods. Bad debt expense decreased due to improved collection practices. These decreases were partially offset by increased other non-employee related costs associated with an increase in Data Integration revenue.

Wireless Services Segment Expenses

The following table sets forth wireless services expenses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005			2006	2005
	(Dollars in millions)
Wireless services expenses:
Facility costs	$74	$79	$(5)	(6)%	$145	$155	$(10)	(6)%
Wireless equipment	26	28	(2)	(7)%	56	54	2	4%
Bad debt	12	14	(2)	(14)%	24	28	(4)	(14)%
Employee-related costs	11	12	(1)	(8)%	23	26	(3)	(12)%
Other non-employee related costs	13	14	(1)	(7)%	29	40	(11)	(28)%

Total wireless services expenses	$136	$147	$(11)	(7)%	$277	$303	$(26)	(9)%

Wireless services expenses decreased primarily due to decreased facilities costs, driven by lower cost per minute on airtime, and decreased bad debt expense due to improved collection practices. In addition, for the six months ended June 30, 2006, there were decreased costs associated with our transition to a third-party vendor, which was completed in the first quarter of 2005.

Other Services Segment Expenses

Other services expenses include corporate expenses for services such as finance, information technology, real estate, legal, marketing and advertising and human resources, which we centrally manage and are not assigned to the wireline or wireless services segments. The following table sets forth other services expenses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005			2006	2005
	(Dollars in millions)
Other services expenses:
Property and other taxes	$72	$111	(39)	(35)%	$160	$209	$(49)	(23)%
Real estate costs	105	99	6	6%	215	204	11	5%
Restructuring, realignment and severance related costs	(3)	(5)	2	40%	17	2	15	nm
Employee-related costs	204	201	3	1%	393	399	(6)	(2)%
Other non-employee related costs	286	299	(13)	(4)%	558	568	(10)	(2)%

Total other services expenses	$664	$705	$(41)	(6)%	$1,343	$1,382	$(39)	(3)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful

The decrease in other services expenses was primarily attributable to property tax reductions, sales and use tax refunds and a one-time $21 million reduction to our estimated sales tax obligations, partially offset by an increase in real estate costs. We do not expect these property and other tax reductions to continue. Other non-employee related costs decreased due to lower information technology expenses offsetting increases in marketing and advertising costs. Included in other non-employee related costs is the $15 million loss accrual associated with the New Mexico regulatory matter described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Non-Segment Operating Expenses

Depreciation and Amortization

Depreciation expense for the three and six months ended June 30, 2006 was $592 million and $1,180 million, respectively, or 9% lower than the same periods in the prior year. The primary driver of this decrease was decreased capital expenditures over a period of time and the changing mix of our investment in property, plant and equipment over that period of time. If our capital investment program stays approximately the same and there are no significant decreases in our estimates of the useful lives of assets, we expect that our year over year depreciation expense will continue to decrease.

Amortization expense for the three and six months ended June 30, 2006 was $101 million and $204 million or 13% and 14% lower than the same periods in the prior year, respectively. This reduction reflects the lower capital spending on software related assets since 2001.

Other Consolidated Results

Other Expense (Income)—Net

Other expense (income)—net generally includes interest expense net of capitalized interest, investment write-downs, gains and losses on the sales of investments and fixed assets, gains and losses on early retirement of debt and changes in derivative instrument market values.

	Three Months Ended June 30,		Increase/ (Decrease)	% Change	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005			2006	2005
	(Dollars in millions)
Interest expense—net	$298	$380	$(82)	(22)%	$594	$761	$(167)	(22)%
(Gain) loss on early retirement of debt—net	(5)	43	(48)	nm	(5)	43	(48)	nm
Gain on sale of assets	(3)	—	(3)	nm	(3)	(257)	254	99%
Other income—net	(9)	(30)	21	70%	(37)	(15)	(22)	(147)%

Total other expense—net	$281	$393	$(112)	(28)%	$549	$532	$17	3%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful

Interest expense—net. Interest expense decreased primarily due to decreased total borrowings and lower interest rates on certain long-term borrowings as a result of retiring notes totaling $3.4 billion with coupon rates ranging from 13% to 14% during 2005.

(Gain) loss on early retirement of debt—net. In the second quarter of 2005, we had a loss on early retirement of debt of $55 million from cash tender offers and the prepayment of $1.5 billion of debt, offset by a gain of $12 million from debt-for-equity exchanges. In the second quarter of 2006, our debt-for-equity exchanges resulted in a gain of $6 million. This gain was partially offset by losses on the retirement of certain other debt.

Gain on sale of assets. In the first quarter of 2005, we closed the sale of all of our PCS licenses and substantially all of our related wireless network assets and recognized a gain of $257 million associated with this and related asset sales.

Other income—net. Other income—net decreased $21 million for the three months ended June 30, 2006 compared with the three months ended June 30, 2005. The decrease is primarily due to the one-time gain for interest rate swap agreements in the second quarter of 2005 and tax interest expense in the second quarter of 2006. Other income—net increased by $22 million for the six months ended June 30, 2006 compared with the six months ended June 30, 2005 due to higher tax penalty and interest expense in 2005 when compared to 2006, and certain non-recurring items including the recognition of a $7 million gain on the abandonment of an indefeasible right of use (IRU) by a customer in the first quarter of 2006.

Income Taxes

We have a history of generating net operating loss carryforwards for tax purposes and therefore have recognized a valuation allowance for our net deferred tax assets. We have, however, reported income before income taxes for the three and six months ended June 30, 2006. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of a valuation allowance could change in a future period.

We have increased our uncertain tax position liability by $16 million in the six months ended June 30, 2006 for certain federal and state income tax issues.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $2,542 million as of June 30, 2006 and $1,071 million as of December 31, 2005. Our working capital deficit increased primarily due to the reclassification of $903 million of debt obligations maturing in the next twelve months, the reclassification of our $1.265 billion 3.50% convertible senior notes to current and our capital expenditures of $832 million. The impact of these items was partially offset by cash generated by operating activities.

The 3.50% convertible senior notes were reclassified as a current obligation because specified, market-based conversion provisions were met as of that date. As such, the holders of these notes have the right to convert the notes and receive from us cash for the principal value of notes and shares of our common stock in accordance with the terms of the notes. These notes were classified as a non-current obligation as of December 31, 2005 because the market-based conversion provisions were not met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for twenty or more trading days during certain periods of thirty consecutive trading days, these notes become available for conversion, and as a result all outstanding notes are reclassified as a current obligation. These notes are registered securities and freely tradable, and as of June 30, 2006, they had a market price of $1,525 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,309. Therefore, we do not anticipate holders will elect to convert because we believe it would likely result in adverse economic consequences to such holders.

We believe that our cash on hand together with our short-term investments, our currently undrawn credit facility described below and our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we could be required to make significant payments that we may not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

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

We have $850 million available to us under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. In July 2006, we substituted QCII for our wholly-owned subsidiary, Qwest Services Corporation, or QSC, as borrower under the Credit Facility. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. The Credit Facility is guaranteed by QSC and is secured by a senior lien on the stock of its wholly owned subsidiary, Qwest Corporation.

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

On May 12, 2006, we agreed to acquire OnFiber Communications, Inc., a privately-held Austin, Texas based provider of custom-built and managed network solutions, for a purchase price of $107 million, subject to certain purchase price adjustments. We expect this acquisition will require us to make a cash payment in the third quarter of 2006.

We expect that our 2006 capital expenditures will be approximately equal to our 2005 levels, with the majority being used in our wireline services segment.

We may in the future consider possible means of returning cash to our shareholders if we deem our cash position to be sufficient for such a transaction.

During the three months ended June 30, 2006, we exchanged approximately $70 million in face amount of debt issued by Qwest Capital Funding, Inc., our wholly-owned subsidiary, plus $2 million of accrued interest, for approximately 8.6 million shares of our common stock with an aggregate value of approximately $66 million at the time of issuance. The effective share price for the exchange transactions ranged from $7.79 per share to $8.72 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our common stock at the times the exchange transactions were consummated ranged from $7.16 per share to $8.04 per share. As a result, we recorded a gain of $6 million on debt extinguishments during the three months ended June 30, 2006.

Long-Term View

We have historically operated with a working capital deficit as a result of our highly leveraged position, and it is likely that we will operate with a working capital deficit in the future. We believe that cash provided by operations and our currently undrawn Credit Facility, combined with our current cash position and continued access to capital markets to refinance our current portion of debt, should allow us to meet our cash requirements for the foreseeable future.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

The Credit Facility makes available to us $850 million of additional credit subject to certain restrictions as described below, and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $147 million. At June 30, 2006, we had outstanding letters of credit of approximately $133 million.

Historical View

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2006	2005
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,177	$913	$264	29%
Used for investing activities	(889)	(56)	(833)	nm
Provided by financing activities	55	237	(182)	(77)%

Increase in cash and cash equivalents	$343	$1,094	$(751)	(69)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful

Operating Activities

Our cash provided by operating activities increased $264 million primarily due to a decrease in interest expense due to the retirement of high coupon debt in the fourth quarter of 2005 and decreases in cost of sales and SG&A, partially offset by a $100 million deposit towards the proposed settlement of the consolidated securities action discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Investing Activities

Cash used for investing activities decreased $833 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily due to the receipt of proceeds from the sale of our wireless assets in our local service area in the three months ended March 31, 2005 of $418 million, lower net sales proceeds less purchases of investment securities and increased capital expenditures in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Financing Activities

Cash provided by financing activities decreased $182 million primarily due to the timing of payments for existing debt maturities in 2005 and the receipt of cash from debt offerings in the quarter ended June 30, 2005, partially offset by proceeds in 2006 from the issuances of common stock from various stock benefit plans including the exercise of stock options.

Credit Ratings

The table below summarizes our long-term debt ratings at June 30, 2006 and December 31, 2005:

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

Approximately $2.0 billion of floating-rate debt was exposed to changes in interest rates as of June 30, 2006 and December 31, 2005. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would have caused an immaterial increase in interest expense for the six months ended June 30, 2006. As of June 30, 2006 and December 31, 2005, we had approximately $0.9 billion and $0.5 billion, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

Our 3.50% convertible senior notes are currently convertible because specified, market-based conversion provisions have been met. As such, the holders of these notes have the right to convert the notes and receive from us cash for the principal value of notes and shares of our common stock in accordance with the terms of the notes. Although holders of these notes have the right to convert in the near term, we do not anticipate holders will elect to convert because we believe it would likely result in adverse economic consequences to such holders. In the unlikely event that holders of a substantial amount of these notes did elect to convert, we might choose to borrow additional amounts and we would be exposed to changes in interest rates. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the convertible notes would not have a material effect on our earnings.

As of June 30, 2006, we had $1.1 billion invested in money market instruments and $0.2 billion invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in money market rates would cause an immaterial decrease in other income.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2006, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network, and resellers. As a reseller of wireless services, we face risks that facility based wireless providers do not have. In addition, regulatory developments over the past few years have generally increased competitive pressures on our business. Due to these and other factors, we continue to lose access lines and are experiencing pressure on profit margins.

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

The telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated, or have announced plans to consolidate, with other telecommunications providers. This trend will result in competitors that are larger and better financed and will afford our competitors increased resources and greater geographical reach, thereby enabling such competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this trend and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

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

We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. We have a recorded reserve in our financial statements for the minimum estimated amount of loss we believe is probable with respect to the remaining securities actions described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, as well as to any additional actions that may be brought by parties that, as described under “Additional Opt-Out Parties” in Note 8, have more recently requested to be excluded from the proposed settlement of the consolidated securities action. However, the ultimate outcomes of these matters are still uncertain and the amount of loss we ultimately incur could be substantially more than the reserves we have provided. If the recorded reserves are insufficient, we will need to record additional charges to our consolidated statement of operations in future periods. In addition, any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

Further, there exist other material proceedings pending against us as described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

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

Trials could take place in the pending SEC lawsuit against Mr. Nacchio and others or in connection with the criminal charges against Mr. Nacchio. Evidence introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny could adversely affect investor confidence and cause the trading price for our securities to decline.

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

We are highly leveraged. As of June 30, 2006, our total debt was approximately $15.4 billion. Approximately $2.9 billion of our debt obligations comes due over the next three years. In addition, holders of our $1.265 billion 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, we do not anticipate holders will make such an election because we believe it would likely result in adverse economic consequences to such holders. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing.

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

We may in the future consider possible means of returning cash to our shareholders if we deem our cash position to be sufficient for such a transaction.

Our $850 million revolving Credit Facility, which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our annual report on Form 10-K for the year ended December 31, 2005, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. In addition, for example, in the fourth quarter of 2004, Qwest received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Certain of these proposed adjustments are before the Appeals Office of the IRS. And in June 2006 Qwest received notices of proposed adjustments on several significant issues for the 2002-2003 audit cycle, including a proposed adjustment disallowing a loss recognized by Qwest relating to the sale of its DEX directory publishing business. There is no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

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

While we believe our tax reserves adequately provide for the associated tax contingencies, Qwest’s tax audits and examinations may result in tax liabilities that differ materially from those we have recorded in our consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results or our net operating loss carryforwards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2006, we issued approximately 8.6 million shares of our common stock that were not registered under the Securities Act of 1933, as amended, in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in a number of separately and privately negotiated direct exchange transactions occurring on various dates throughout the quarter for approximately $70 million in face amount of debt issued by our wholly owned subsidiary, Qwest Capital Funding, Inc., and guaranteed by us, and $2 million of accrued interest. The effective share price for the exchange transactions ranged from $7.79 per share to $8.72 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our common stock at the times the exchange transactions were consummated ranged from $7.16 per share to $8.04 per share. No underwriters or underwriting discounts or commissions were involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Stockholders on May 24, 2006. At the meeting, stockholders present in person or by proxy voted on the following matters:

1. The election of nine directors to the Board of Directors, or Board, to hold office until the annual meeting of stockholders in 2007 and until their successors are elected and qualified;

	Votes For	Votes Withheld
Linda G. Alvarado	1,667,766,838	65,001,151
Charles L. Biggs	1,697,197,304	35,570,685
R. David Hoover	1,575,020,771	157,747,218
Patrick J. Martin	1,700,322,101	32,445,888
Caroline Matthews	1,696,882,600	35,885,389
Wayne W. Murdy	1,688,989,077	43,778,913
Richard C. Notebaert	1,694,001,896	38,766,093
Frank P. Popoff	1,694,160,508	38,607,481
James A. Unruh	1,677,565,916	55,202,073

2. Ratification of the appointment of KPMG LLP as our independent auditor for 2006;

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,681,679,271	39,648,583	11,439,959	N/A

3. Approval of the amended and restated Equity Incentive Plan;

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,253,808,134	308,947,155	13,283,995	156,728,705

4. A stockholder proposal requesting that we adopt a policy whereby, in the event of a substantial restatement of financial results, our Board shall review certain performance-based compensation made to executive officers and pursue legal remedies to recover such compensation to the extent that the restated results do not exceed original performance targets;

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
317,402,180	1,234,538,086	24,099,017	156,728,706

5. A stockholder proposal requesting that we seek stockholder approval of certain benefits for senior executives under our non-qualified pension plan or any supplemental executive retirement plan;

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
486,584,708	1,077,552,747	11,897,616	156,732,918

6. A stockholder proposal that would amend our bylaws to provide that our directors be elected by a majority vote (or in some cases a plurality vote); and

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
850,526,706	711,475,140	14,037,612	156,728,531

7. A stockholder proposal requesting that our Board establish a policy of separating the roles of the Chairman and Chief Executive Officer whenever possible.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
245,741,206	1,316,359,801	13,938,429	156,728,553

On July 25, 2006, our Board unanimously elected Anthony Welters, President and Chief Executive Officer of AmeriChoice Corporation, a UnitedHealth Group Company, as a director.

ITEM 6. EXHIBITS

Exhibits filed for Qwest through the filing of this Form 10-Q:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999 between U S WEST, Inc. and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Form S-4/A filed on August 13, 1999, File No. 333-81149).

(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).

(4.4)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.6)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

Exhibit Number	Description

(4.7)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.8)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.9)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).

(4.11)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.12)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.13)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.14)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

Exhibit Number	Description

(4.17)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.18)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.20)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.22)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.23)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.24)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.25)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended, including forms of option and restricted stock agreements (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2006 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of option and restricted stock agreements used under Equity Incentive Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-15577).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

Exhibit Number	Description

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.9)	2006 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed December 16, 2005, File No. 001-15577).*

(10.10)	Summary Sheet Describing the Compensation Package for Qwest Communications International Inc.’s Non-employee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.14)	Registration Rights Agreement, dated August 19, 2004, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(10.15)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).

(10.16)	Registration Rights Agreement, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.17)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.18)	Registration Rights Agreement, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.19)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

Exhibit Number	Description

(10.20)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.21)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.22)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.23)	Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.24)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.25)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.26)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.27)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.28)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.29)	Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.30)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.31)	Retention Agreement, dated May 8, 2002, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.32)	Severance Agreement, dated July 21, 2003, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

Exhibit Number	Description

(10.33)	Severance Agreement, dated April 4, 2005, by and between Qwest Services Corporation and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.34)	Letter Agreement, dated August 20, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.35)	Severance Agreement, dated September 8, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.36)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.37)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.38)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.39)	Letter Agreement, dated March 27, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, File No. 333-115115).*

(10.40)	Severance Agreement, dated as of July 28, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-15577).*

(10.41)	Amendment to Severance Agreement, dated as of March 14, 2006, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-15577).*

(10.42)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.43)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

(10.44)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

(99.3)	Credit Agreement, dated as of October 21, 2005, among Qwest Services Corporation, Qwest Communications International Inc., the Lenders party thereto from time to time, and Wachovia Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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

August 1, 2006