Form 10-Q
period 2006-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2006-10-31
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

On October 27, 2006, 1,914,377,278 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

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

ii

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,487	$3,504	$10,435	$10,423
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,382	1,512	4,192	4,385
Selling, general and administrative	1,014	1,016	2,998	3,097
Depreciation	594	659	1,774	1,961
Capitalized software and other intangible assets amortization	97	109	301	346

Total operating expenses	3,087	3,296	9,265	9,789

Other expense (income)—net:
Interest expense—net	291	384	885	1,145
Loss (gain) on early retirement of debt—net	9	(11)	4	32
Gain on sale of assets	—	—	(3)	(257)
Other—net	(51)	(20)	(88)	(35)

Total other expense (income)—net	249	353	798	885

Income (loss) before income taxes	151	(145)	372	(251)
Income tax benefit	43	1	27	—

Net income (loss)	$194	$(144)	$399	$(251)

Weighted average shares outstanding:
Basic	1,901,372	1,843,715	1,886,127	1,827,937
Diluted	2,004,502	1,843,715	1,962,558	1,827,937

Basic income (loss) per share	$0.10	$(0.08)	$0.21	$(0.14)
Diluted income (loss) per share	$0.09	$(0.08)	$0.20	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$962	$846
Short-term investments	218	101
Accounts receivable (less allowance of $147 and $167, respectively)	1,718	1,525
Prepaid expenses and other current assets	677	692

Total current assets	3,575	3,164

Property, plant and equipment—net	14,828	15,568
Capitalized software and other intangible assets—net	943	1,007
Prepaid pension asset	1,111	1,165
Other assets	657	593

Total assets	$21,114	$21,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current borrowings	$1,685	$512
Accounts payable	833	773
Accrued expenses and other current liabilities	2,004	2,317
Deferred revenue and advance billings	622	633

Total current liabilities	5,144	4,235

Long-term borrowings (net of unamortized debt discount of $212 and $221, respectively)	13,228	14,968
Post-retirement and other post-employment benefit obligations	3,436	3,459
Deferred revenue	516	522
Other long-term liabilities	1,366	1,530

Total liabilities	23,690	24,714

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,914,789 and 1,867,422 shares issued, respectively	19	19
Additional paid-in capital	43,531	43,290
Treasury stock—1,198 and 1,062 shares, respectively (including 62 shares held in rabbi trust at both dates)	(18)	(17)
Accumulated deficit	(46,101)	(46,500)
Accumulated other comprehensive loss	(7)	(9)

Total stockholders’ deficit	(2,576)	(3,217)

Total liabilities and stockholders’ deficit	$21,114	$21,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL. INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in millions)
Operating activities:
Net income (loss)	$399	$(251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,075	2,307
Provision for bad debts—net	108	137
Deferred income taxes	(3)	(4)
Gain on sale of assets	(3)	(257)
Loss on early retirement of debt—net	4	32
Other non-cash charges—net	38	17
Changes in operating assets and liabilities:
Accounts receivable	(294)	(138)
Prepaid expenses and other current assets	50	1
Accounts payable and accrued expenses and other current liabilities	(236)	57
Deferred revenue and advance billings	(25)	(61)
Other non-current assets and liabilities	(184)	(252)

Cash provided by operating activities	1,929	1,588

Investing activities:
Expenditures for property, plant and equipment and intangible assets (net of tax refund of $33 million in 2005)	(1,226)	(1,110)
Proceeds from sales of property and equipment	63	418
Proceeds from sales of investment securities	56	1,230
Purchases of investment securities	(173)	(1,002)
Acquisition of OnFiber Communications, Inc.	(107)	—
Other	6	22

Cash used for investing activities	(1,381)	(442)

Financing activities:
Proceeds from long-term borrowings	600	1,887
Repayments of long-term borrowings, including current maturities	(1,145)	(1,778)
Proceeds from issuances of common stock	150	10
Other	(37)	(105)

Cash (used for) provided by financing activities	(432)	14

Cash and cash equivalents:
Increase in cash and cash equivalents	116	1,160
Beginning balance	846	1,151

Ending balance	$962	$2,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

In the opinion of management, these statements include all the adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2006 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The condensed consolidated results of operations for the three and nine months ended September 30, 2006 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 are not necessarily indicative of the results or cash flows expected for the full year.

Certain prior period balances have been reclassified to conform to the current presentation.

Business Combination

On August 31, 2006, we completed our acquisition of OnFiber Communications, Inc., a provider of custom-built and managed network solutions, for a purchase price of $107 million in cash. We completed a preliminary purchase price allocation for this transaction based on a preliminary evaluation of the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. In our allocation, we assigned to goodwill the $58 million excess of the aggregate purchase price over the preliminary estimates of the fair value of the net assets acquired. We may adjust this preliminary purchase price allocation based upon our final determination of the fair value of the assets acquired and liabilities assumed. Our final determination is not complete due to the short time frame since the acquisition.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. In instances where we have the potential to recover a portion of such a loss from a third party, we make a separate assessment of recoverability and reduce

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

the estimated loss if recovery is also deemed probable. For income tax related matters, we record a liability computed at the statutory income tax rate if we determine that (i) we do not believe we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we do not believe it is probable that we will prevail and the uncertainty is not related to the timing of recognition. Actual results could differ from these estimates. See Note 9—Commitments and Contingencies.

Depreciation and Amortization

Property, plant and equipment are shown net of accumulated depreciation on our condensed consolidated balance sheets. As of September 30, 2006 and December 31, 2005, accumulated depreciation was $31.7 billion and $30.4 billion, respectively.

Capitalized software and other intangible assets are shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.5 billion and $1.3 billion as of September 30, 2006 and December 31, 2005, respectively.

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

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 2—Stock-Based Compensation for additional information on this recently adopted accounting pronouncement.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for us beginning on January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. However, in some cases, the law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. For us, FIN 48 establishes a different process to measure the impact of uncertainty associated with the income tax provision than we are currently using. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. We currently recognize an uncertain income tax position related to the timing of recognition if we are more likely than not to prevail. For uncertain income tax positions not related to timing of recognition, we recognize the position if it is probable that

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

we will prevail. We are evaluating the impact of FIN 48 on our financial statements. The standard establishes a lower threshold for recognizing the benefit of some uncertain tax positions than we have historically used. Therefore, the adoption could have a significant impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which is effective for us beginning with our fiscal year ending on December 31, 2006. Additionally, in September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of these pronouncements to have an impact on our financial statements.

Also in September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 represents the first phase of the FASB’s two phase project to reconsider defined benefit pension and other postretirement plan accounting. SFAS No. 158 requires recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in a company’s statement of financial position and requires a company to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No 158 also requires measurement of the funded status of a plan as of the date of its year-end statement of financial position. Phase two will be a comprehensive examination of accounting for defined benefit pension and other postretirement plans and may reconsider the guidance of SFAS No. 158.

The guidance of SFAS No. 158 is effective for us in two steps. Step one is effective for us beginning with our fiscal year ending on December 31, 2006 and requires us to recognize on our consolidated balance sheet the over-funded or under-funded amount of our defined benefit postretirement plans. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. We are also required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise but are not currently required to be recognized as components of net periodic benefit cost. Other comprehensive income is then adjusted as these amounts are later recognized into income as components of net periodic benefit cost. The adoption of step one requires us to record on our consolidated balance sheet increases in post-retirement and other post-employment benefit obligations and increases in accumulated other comprehensive loss. The adoption of step one could have a significant impact on our financial statements. Step two is effective for us beginning with our fiscal year ending on December 31, 2008 and requires us to disclose in the notes to our financial statements additional information about the expected effects on net periodic benefit cost of delayed recognition of the actuarial gains and losses and the prior service costs and credits. It also requires disclosure of information about any transition asset or obligation remaining from the application of pre-existing rules and requires a year end measurement date. We currently use December 31 as the measurement date of the funded status of our plans, which is the same date as our year end consolidated balance sheet. We do not expect the adoption of step two to have an impact on our financial statements.

Note 2: Stock-Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, we adopted SFAS No. 123(R). Prior to 2006, we accounted for stock awards granted to employees under the intrinsic-value recognition and measurement principles of Accounting Principles

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

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

We are applying the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to December 31, 2005.

SFAS No. 123(R) also requires us to estimate forfeitures in calculating the expense related to stock-based compensation, which is estimated at 40% for 2006 grants.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of September 30, 2006, there was $56 million of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting terms of 2.8 years. For the three and nine months ended September 30, 2006, our total stock-based compensation expense was $7 million and $21 million, respectively, which includes $5 million and $13 million, respectively, of compensation expense for stock options and for stock issued under our Employee Stock Purchase Plan (“ESPP”) that would not have been recorded as expense under APB No. 25. We have not recorded any income tax benefit related to stock-based compensation in the three or nine-month periods ended September 30, 2006 and 2005.

The following table illustrates the effect on net loss and loss per share for the three and nine months ended September 30, 2005 as if our stock-based compensation had been determined based on the fair value at the grant dates:

	September 30, 2005
	Three Months Ended	Nine Months Ended
	(Dollars in millions, except per share amounts)
Net loss:
As reported	$(144)	$(251)
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(134)	(168)

Pro forma net loss	$(278)	$(419)

Net loss per share:
As reported—basic and diluted	$(0.08)	$(0.14)
Pro forma—basic and diluted	$(0.15)	$(0.23)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

We adopted an Equity Incentive Plan on June 23, 1997. This plan was most recently amended and restated on May 24, 2006 and permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants. The maximum number of shares of our common stock that may be issued under the plan at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the plan or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. Since our merger with U S WEST, Inc., all stock-based awards have been issued from this plan. As of September 30, 2006, options and unvested restricted stock representing 118 million shares of our common stock were outstanding under the plan, and 74 million shares were available for future issuance under the plan.

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

Summarized below is the activity of our stock option plans for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding December 31, 2005	134,940	$12.23
Granted	9,923	$6.17
Exercised	(30,078)	$4.38
Canceled or expired	(4,612)	$18.93

Outstanding September 30, 2006	110,173	$13.55

The options to purchase 110 million shares of Qwest common stock that were outstanding at September 30, 2006 had remaining contractual terms with a weighted average of 6 years. The aggregate intrinsic value for those outstanding options that were in the money was $300 million at September 30, 2006. Of those outstanding options to purchase shares of Qwest common stock, 96 million were exercisable at September 30, 2006 and had a weighted-average exercise price of $14.82 and remaining contractual terms with a weighted average of 5 years. Options that were both exercisable and in the money on September 30, 2006 had an aggregate intrinsic value of $250 million on that date.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Except for option awards with market-based vesting conditions, we use the Black-Scholes model to estimate the fair value of new stock option grants and establish such fair value at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, all option valuation models require the input of highly subjective assumptions including the expected life of the options and the expected stock price volatility. Because our employee stock options have characteristics significantly different from traded options, and changes in the input assumptions can materially affect the fair value estimate, estimates of the fair value of our stock option awards are subjective. Following are the weighted-average assumptions used and the resulting fair value estimates of options granted in the nine months ended September 30, 2006 and 2005 excluding the market-based vesting condition awards described below:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.2% – 5.0%	3.3% – 4.2%
Expected dividend yield	0.0%	0.0%
Expected option life (years)	5.3	4.5
Expected stock price volatility	80.3%	87.8%
Weighted-average grant date fair value	$4.35	$2.74

We believe the two most significant assumptions used in our estimates of fair value are the expected option life and the expected volatility, both of which we estimate based on historical information. During the nine months ended September 30, 2006 and 2005, options to purchase 30 million and 1 million shares were exercised with aggregate intrinsic values totaling $90 million and $1 million, respectively.

Restricted Stock

During the nine months ended September 30, 2006, 6 million shares of restricted stock were granted under the Equity Incentive Plan. Except for restricted stock awards with market-based vesting conditions, we use the closing price of our common stock on the date of the award as the fair value for restricted stock awards. Excluding the market-based vesting condition awards described below, the weighted average estimate of fair value for restricted stock awards granted during the nine months ended September 30, 2006 was $6.24 per share.

A summary of the status of unvested shares of restricted stock as of and during the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Unvested at December 31, 2005	1,704	$4.19
Granted	5,971	$5.77
Vested	—	$—
Forfeited	(136)	$6.15

Unvested at September 30, 2006	7,539	$5.40

Compensation expense of $2 million and $8 million was recognized for restricted stock grants in the three and nine months ended September 30, 2006, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Employee Stock Purchase Plan

We are authorized to issue 27 million shares of our common stock to eligible employees under our ESPP. Under the terms of our ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. During the three and nine months ended September 30, 2006, approximately 350,000 shares and 1.2 million shares, respectively, were purchased under this plan at a weighted-average purchase price of $7.20 and $6.21 per share, respectively. During the three and nine months ended September 30, 2006, we recognized compensation expense of approximately $418,000 and $1 million, respectively, for the difference between the employees’ purchase price and the fair market value of the stock.

Market-Based Vesting Condition Awards

On February 16, 2006, we granted non-qualified option awards to purchase a total of 3,851,000 shares of our common stock at an exercise price of $6.15 and restricted stock awards totaling 2,407,000 shares of our common stock. As these awards include vesting provisions that are tied to the market value of our common stock, we do not believe our standard valuation models accurately estimate the fair value of these awards. We valued these awards using Monte-Carlo simulations and estimate that the grant date fair value of each option was $3.99 per option and the grant date fair value of each share of restricted stock was $5.07 per share. These estimates were based on the following assumptions:

•	Risk-free interest rate of 4.5%;

•	Dividend yield of zero; and

•	Volatility factor of the expected market price of our common stock of 60%.

We believe the most significant assumption used in our estimate of fair value is the expected volatility, which we estimated based on historical information.

Note 3: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, common stock outstanding does not include shares of restricted stock on which the restrictions have not yet lapsed. Diluted earnings per share reflects the potential dilution that could occur if certain outstanding stock options are exercised, the premium on convertible debt is converted into common stock and restrictions lapse on restricted stock awards.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions except per share amounts, shares in thousands)
Net income (loss)	$194	$(144)	$399	$(251)

Basic weighted average shares outstanding	1,901,372	1,843,715	1,886,127	1,827,937
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	32,193	—	30,875	—
Dilutive effect of the equity premium on convertible debt at the average price of our common stock	65,174	—	39,869	—
Dilutive effect of unvested restricted stock and other	5,763	—	5,687	—

Diluted weighted average shares outstanding	2,004,502	1,843,715	1,962,558	1,827,937

Basic income (loss) per share	$0.10	$(0.08)	$0.21	$(0.14)
Diluted income (loss) per share	$0.09	$(0.08)	$0.20	$(0.14)

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	43,125	118,791	43,346	118,747

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	6,258	—	6,258	—

Other outstanding options to purchase common stock excluded because the impact would have been antidilutive	5,669	—	5,576	—

Note 4: Sale of Property and Equipment

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Note 5: Borrowings

As of September 30, 2006 and December 31, 2005, our borrowings, net of discounts and premiums, consisted of the following:

	September 30, 2006	December 31, 2005
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$1,655	$492
Current portion of capital lease obligations and other	30	20

Total current borrowings	$1,685	$512

Long-term borrowings:
Long-term notes	$13,131	$14,863
Long-term capital lease obligations and other	97	105

Total long-term borrowings	$13,228	$14,968

Borrowings classified as current are due and payable within twelve months from the applicable balance sheet date. The balance of our $1.265 billion 3.50% Convertible Senior Notes due 2025 was classified as a current obligation as of September 30, 2006 because specified, market-based conversion provisions were met as of that date. These notes were classified as a non-current obligation as of December 31, 2005 because the market-based conversion provisions were not met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for twenty or more trading days during certain periods of thirty consecutive trading days, these notes become available for conversion for a period, and as a result all outstanding notes are reclassified as a current obligation. If our common stock does not maintain a closing price above $7.08 per share during certain subsequent periods, the notes would no longer be available for immediate conversion and the outstanding notes would again be reclassified as a non-current obligation. These notes are registered securities and freely tradable, and as of September 30, 2006, they had a market price of $1,621 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,488. The conversion value is calculated based on the specified conversion provisions using the closing prices of our common stock during the 20 trading days ended September 30, 2006.

During the second quarter of 2006, we exchanged approximately $70 million in face amount of debt issued by our wholly-owned subsidiary, Qwest Capital Funding, Inc. (“QCF”), plus $2 million of accrued interest, for approximately 8.6 million shares of our common stock with an aggregate value of approximately $66 million at the time of issuance. The effective share price for the exchange transactions ranged from $7.79 per share to $8.72 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our common stock at the times the exchange transactions were consummated ranged from $7.16 per share to $8.04 per share. As a result, we recorded a gain of $6 million on debt extinguishments.

We have available to us $850 million under a revolving credit facility (“the Credit Facility”), which is currently undrawn and which expires in October 2010. Until July 2006, our wholly-owned subsidiary, Qwest Services Corporation (“QSC”), was the potential borrower under the Credit Facility. The Credit Facility is guaranteed by QSC and is secured by a senior lien on the stock of its wholly-owned subsidiary, Qwest Corporation (“QC”).

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

On August 8, 2006, QC issued $600 million aggregate principal amount of its 7.5% Notes due 2014. The notes are unsecured obligations of QC and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of QC. The covenant and default terms are substantially the same as those associated with QC’s other long-term debt. QC plans to file an exchange offer registration statement with the SEC for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 315 calendar days of the date of issuance of the notes. If QC fails to file this registration statement or fails to satisfy other obligations under the registration rights agreement relating to the notes, QC will be required to pay additional interest on the notes at a rate of 25 basis points per year. The net proceeds of approximately $592 million have been or will be used for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets. Concurrent with the issuance of the notes, QC called the remaining $500 million aggregate principal amount of its floating rate term loan maturing in June 2007, plus accrued interest of $3 million. The prepayment resulted in a loss on early retirement of debt of $9 million.

On August 15, 2006, QCF paid at maturity $485 million aggregate principal amount of its 7.75% Notes due 2006.

On September 21, 2006, QC redeemed the remaining $90 million aggregate principal amount of its 39-year 6.25% debentures due January 1, 2007 at face value plus accrued interest of $1 million.

Note 6: Restructuring Charges and Severance Accruals

During 2004 and previous years, as part of our ongoing effort to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. The restructuring reserve balances are included in our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges and reversals are included in our condensed consolidated statements of operations in selling, general and administrative expense. As of September 30, 2006 and December 31, 2005, our restructuring reserve was $370 million and $428 million, respectively. The amount included as current liabilities was $45 million and $62 million, respectively, and the long term portion was $325 million and $366 million, respectively. In the nine months ended September 30, 2006, we added $11 million to these reserves in restructuring provisions. In the three and nine months ended September 30, 2006, we utilized $8 million and $54 million and reversed $5 million and $15 million, respectively.

Substantially all of the planned employee reductions associated with the 2004 and prior restructuring plans were complete as of September 30, 2006. The majority of the remaining restructuring reserve relates to real estate exit costs. We expect to utilize this remaining reserve over the remaining lease terms, which range from 0.5 years to 19.3 years, with a weighted average of 12.8 years.

We continue to manage our cost structure and reflect the impact of productivity gains achieved. For the three and nine months ended September 30, 2006, we recorded $43 million and $50 million of severance costs, respectively. These costs were included in our condensed consolidated statements of operations in selling, general and administrative expenses. We expect to substantially complete these payments in 2007.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Note 7: Employee Benefits

The components of the pension, non-qualified pension and post-retirement benefits expense for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Pension Expense		Pension Non-Qualified Expense		Post-Retirement Benefits Expense
	Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$37	$34	$—	$1	$4	$5
Interest cost	120	124	1	—	73	71
Expected return on plan assets	(165)	(173)	—	—	(33)	(33)
Amortization of transition asset	—	—	—	1	—	—
Amortization of prior service cost	(1)	(1)	—	—	(21)	(14)
Recognized net actuarial loss	27	26	1	1	10	3

Net expense included in net income (loss)	$18	$10	$2	$3	$33	$32

	Pension Expense		Pension Non-Qualified Expense		Post-Retirement Benefits Expense
	Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Service cost	$112	$112	$2	$2	$11	$15
Interest cost	361	375	3	2	219	232
Expected return on plan assets	(496)	(522)	—	—	(97)	(98)
Amortization of transition asset	—	—	1	2	—	—
Amortization of prior service cost	(4)	(4)	—	—	(63)	(42)
Recognized net actuarial loss	81	60	1	1	30	43

Net expense included in net income (loss)	$54	$21	$7	$7	$100	$150

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Segment information for the three and nine months ended September 30, 2006 and 2005 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Operating revenue:
Wireline services	$3,343	$3,361	$9,990	$10,002
Wireless services	135	131	416	389
Other services	9	12	29	32

Total operating revenue	$3,487	$3,504	$10,435	$10,423

Operating expenses:
Wireline services	$1,612	$1,681	$4,785	$4,950
Wireless services	143	142	419	446
Other services	641	705	1,986	2,086

Total segment expenses	$2,396	$2,528	$7,190	$7,482

Segment income (loss):
Wireline services	$1,731	$1,680	$5,205	$5,052
Wireless services	(8)	(11)	(3)	(57)
Other services	(632)	(693)	(1,957)	(2,054)

Total segment income	$1,091	$976	$3,245	$2,941

Capital expenditures:
Wireline services	$321	$346	$1,007	$853
Wireless services	—	—	—	2
Other services	73	99	219	255

Total capital expenditures	$394	$445	$1,226	$1,110

The following table reconciles segment income to net income (loss) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Segment income	$1,091	$976	$3,245	$2,941
Depreciation	(594)	(659)	(1,774)	(1,961)
Capitalized software and other intangible assets amortization	(97)	(109)	(301)	(346)
Total other expense—net	(249)	(353)	(798)	(885)
Income tax benefit	43	1	27	—

Net income (loss)	$194	$(144)	$399	$(251)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

The following table provides information for the three and nine months ended September 30, 2006 and 2005 about revenue derived from external customers for our products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)
Wireline voice services	$2,200	$2,262	$6,647	$6,866
Wireline data and Internet services	1,143	1,099	3,343	3,136
Wireless services	135	131	416	389
Other services	9	12	29	32

Total operating revenue	$3,487	$3,504	$10,435	$10,423

We provide a variety of telecommunications services on a domestic and international basis to business, government, mass markets and wholesale customers; however, our internationally-based customers do not result in a material amount of revenue to us.

We do not have any single customer that provides more than ten percent of our total revenue derived from external customers.

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

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about our business and investments, including making materially false statements in certain of our registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

On November 23, 2005, we, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002. The order is subject to appeal.

Under the settlement, we will pay a total of $400 million in cash—$100 million of which was deposited into an escrow account in the first quarter of 2006, $100 million of which was deposited on October 27, 2006, and $200 million of which will be deposited on January 15, 2007, plus interest on the $200 million at 3.75% per year for the period from October 29, 2006 through January 14, 2007.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

The settlement resolves and releases the individual claims of the class representatives and the claims of the class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. As part of the settlement, we received $10 million from Arthur Andersen LLP, which is also being released by the class representatives and the class they represent. If the settlement is not ultimately effected, we will repay the $10 million to Arthur Andersen. No parties admit any wrongdoing as part of the settlement.

As noted below under “Remaining Securities Actions,” a number of persons, including large pension funds, were excluded from the settlement class at their request. Some of these pension funds have filed individual suits against us. We will vigorously defend against such claims.

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

On April 26, 2006, we, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action. We have deposited $33 million in cash into a settlement fund for the benefit of the Plan in connection with the proposed settlement. Deutsche Bank has deposited $4.5 million in cash into a settlement fund for the benefit of the Plan to settle the claims against it in connection with the proposed settlement. No parties admit any wrongdoing as part of the proposed settlement. We received certain insurance proceeds as a contribution by individual defendants to this settlement, which offset $10 million of our $33 million payment. If the settlement is not ultimately effected, we will repay these insurance proceeds. In addition to the $33 million cash settlement, we have also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. If approved by the district court, the proposed settlement will settle and release the claims of the class against us and all other defendants in the consolidated ERISA action. The federal district court in Colorado has issued orders (1) preliminarily approving the proposed settlement, (2) setting a hearing for November 17, 2006 to consider final approval of the proposed settlement, and (3) certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the Qwest Shares Fund, U S WEST Shares Fund or Qwest common stock in their Plan accounts from March 7, 1999 until January 12, 2004. The proposed settlement is subject to review on appeal if the district court were finally to approve it.

DOJ Investigation and Remaining Securities Actions

The Department of Justice, or DOJ, investigation and the securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

We have a reserve recorded in our financial statements for the minimum estimated amount of loss we believe is probable with respect to the remaining securities actions described below as well as any additional actions that may be brought by parties that, as described below under “Remaining Securities Actions,” have opted out of the settlement of the consolidated securities action. We have recorded our estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserve is insufficient to cover these matters, we will need to record additional charges to our consolidated statement of operations in future periods. The amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss we may ultimately incur could be substantially more than the reserve we have provided.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Remaining Securities Actions

We are a defendant in the securities actions described below. At their request, plaintiffs in these actions were excluded from the settlement class of the consolidated securities action. As a result, their claims were not released by the district court’s order approving the settlement of the consolidated securities action. These plaintiffs have variously alleged, among other things, that we and others violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper accounting practices. Other defendants in one or more of these actions include current and former directors of Qwest, former officers and employees of Qwest, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in our securities in excess of $1.51 billion; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court Where Action Is Pending
State of New Jersey (Treasury Department, Division of Investment)	November 27, 2002	New Jersey Superior Court, Mercer County

California State Teachers’ Retirement System	December 10, 2002	Superior Court, State of California, County of San Francisco

State Universities Retirement System of Illinois	January 10, 2003	Circuit Court of Cook County, Illinois

Stichting Pensioenfonds ABP (SPA)	February 9, 2004	Federal District Court in Colorado

Shriners Hospital for Children	March 22, 2004	Federal District Court in Colorado

Teachers’ Retirement System of Louisiana	March 30, 2004	Federal District Court in Colorado

A number of New York City pension and retirement funds	September 22, 2004	Federal District Court in Colorado

New York State Common Retirement Fund	April 18, 2006	Federal District Court in Colorado

San Francisco Employees Retirement System	April 18, 2006	Federal District Court in Colorado

Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado

Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	Federal District Court in Colorado

Merrill Lynch Investment Master Basic Value Trust Fund, et al.	June 21, 2006	Federal District Court in Colorado

Denver Employees Retirement Plan	August 7, 2006	Federal District Court in Colorado

FTWF Franklin Mutual Beacon Fund, et al.	October 17, 2006	Superior Court, State of California, County of San Francisco

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

At their request, other persons (including large pension funds) who have not yet filed suit were also excluded from the settlement class. As a result, their claims were not released by the order approving the settlement of the consolidated securities action. We expect that some of these other persons will file actions against us if we are unable to resolve those matters amicably. In the aggregate, the persons who have requested exclusion from the settlement class, excluding those listed in the table above, contend that they have incurred losses resulting from their investments in our securities of approximately $1.19 billion, which does not include any claims for punitive damages or interest. Due to the fact that many of the persons who requested exclusion from the settlement class have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

Other

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

KPNQwest Litigation/Investigation

Settlement of Putative Securities Class Action

A putative class action is pending in the federal district court for the Southern District of New York against us, certain of our former executives who were also on the supervisory board of KPNQwest, N.V. (of which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The current complaint alleges, on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs seek compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. On February 3, 2006, we, certain other defendants and the putative class representative in this action executed an agreement to settle the case against us and certain other defendants. Under the settlement agreement, we have deposited $5.5 million in cash into a settlement fund on behalf of the settlement class, and no later than 30 days following final approval by the court, we will issue shares of our stock to the settlement fund then valued at $5.5 million as additional consideration for the settlement. The settlement agreement would settle the individual claims of the putative class representative and the claims of the class he purports to represent against us and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. Those defendants are parties to a separate proposed settlement agreement with the putative class representative. The federal district court for the Southern District of New York has issued orders (1) preliminarily approving the proposed settlements, (2) setting a hearing for January 4, 2007 to consider final approval of the proposed settlements, and (3) certifying a settlement class on behalf of purchasers of KPNQwest’s publicly traded securities from November 9, 1999 through May 31, 2002.

Our settlement agreement with the putative class representative is subject to a number of conditions and future contingencies. Among others, it (i) requires final court approval; (ii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement; (iii) provides us with the right to terminate the settlement if we do not receive adequate protections for claims relating to substantive liabilities of non-settling defendants; and (iv) is subject to review on

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

appeal even if the district court were finally to approve it. Any lawsuits that may be brought by parties opting out of the settlement will be vigorously defended regardless of whether the proposed settlement is consummated. No parties admit any wrongdoing as part of the proposed settlement.

Certain individuals and entities have opted out of the KPNQwest securities settlement class. As a result, their claims will not be released even if the settlement is finally approved by the district court. Some of these individuals and entities have already filed actions against us, as described below. We expect that at least some of the others who opted out will also pursue actions against us if we are unable to resolve their claims amicably. In the aggregate, those who have requested exclusion from the settlement class currently contend that they have incurred losses resulting from their investments in KPNQwest securities during the settlement class period of at least $76 million, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that many of those who requested exclusion from the settlement class have not filed lawsuits based on the losses they claim to have incurred from their investments in KPNQwest securities during the settlement class period, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

Other KPNQwest-Related Proceedings

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. We were a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs have appealed the summary judgment order to the Arizona Court of Appeals.

On June 25, 2004, J.C. van Apeldoorn and E.T. Meijer, in their capacities as trustees in the Dutch bankruptcy proceeding for KPNQwest, filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. We were a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they sought damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also sought treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should not be adjudicated in the United States. That decision is subject to appeal.

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a lawsuit in the federal district court for the Southern District of New York against us, Joseph Nacchio, John McMaster and Koninklijke KPN N.V., or KPN. The complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands against us, KPN Telecom B.V., Koninklijke KPN N.V., Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. The plaintiffs allege damages of approximately €219 million (or $278 million based on the exchange rate on September 30, 2006).

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

Other than the putative class action in which we have entered into a proposed settlement (and for which we have a remaining reserve of $5.5 million in connection with the proposed settlement), we will continue to defend against the pending KPNQwest litigation matters vigorously.

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

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would resolve the disputes described above. This settlement must be approved by the Commission, and the hearing to consider the settlement is set for November 2006. Under the settlement, we would contribute $15 million, for which we have established a liability, to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

New Mexico Department of Education. In addition, we would invest in our New Mexico network a total of $250 million over 42 months in specific categories of telecommunications infrastructure projects. Our obligation to make these expenditures and investments will arise only upon approval of the settlement by the Commission. In the unlikely event that we do not achieve the required investment level over the 42 month period, we would be required under the settlement to refund any deficiency to our New Mexico customers.

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

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a lawsuit in Federal District Court in Delaware against us (including a number of our subsidiaries). The lawsuit alleges infringement by us of 24 patents. The lawsuit also names as defendants a number of other entities that are unrelated to us. Katz is also involved in approximately 24 other cases against numerous other unrelated entities both in Delaware and in the Eastern District of Texas. Although the complaint against us is vague, it generally alleges infringement based on our use of interactive voice response systems to automate processing of customer calls to us. Katz seeks unspecified damages, trebling of the damages based on alleged willful infringement, attorney’s fees and injunctive relief.

The Internal Revenue Service (“IRS”) proposed a tax adjustment for tax years 1994 through 1996. The principal issue involves the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputes the allocation of the costs between us and third parties. Similar claims have been asserted against us with respect to the 1997 to 1998 and the 1998 to 2001 audit periods. On March 13, 2006, the Tax Court issued a decision for the tax years 1994 to 1996, which was favorable to Qwest. The IRS may appeal the decision to the 10th Circuit Court of Appeals. The trial for the 1997-1998 tax years has been scheduled for April 2007. If we ultimately were to lose this issue for the tax years 1994 through 1998, we estimate that we would have to pay approximately $57 million in tax plus approximately $51 million in interest pursuant to tax sharing agreements with the Anschutz Company relating to those time periods.

We have tax related matters pending against us, certain of which are before the Appeals Office of the IRS. In addition, tax sharing agreements have been executed between us and previous affiliates, and we believe the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

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

Note 10: Income Taxes

We have tax sharing agreements with previous affiliates that require cash payments between the parties in certain situations. In the third quarter of 2006, we negotiated a settlement of certain open issues covered by one of these agreements. Under the settlement, we received $135 million on October 6, 2006, which was included in accounts receivable on our condensed consolidated balance sheet as of September 30, 2006. As a result of the settlement, we recognized $53 million in income tax benefit and $39 million in interest income. This interest income was included in other–net in the third quarter of 2006.

Note 11: Subsequent Events

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over the next two years.

Note 12: Financial Statements of Guarantors

We and two of our subsidiaries, QCF and QSC, guarantee certain of each other’s registered debt securities. QCII issued a total of $2.575 billion aggregate principal amount of senior notes in February 2004 and June 2005 that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). Between December 2002 and April 2003, QSC issued a total of $3.7 billion aggregate principal amount of senior subordinated secured notes (approximately $21 million of which remain outstanding) that are guaranteed by QCF and QCII on a senior unsecured basis (the “QSC Guaranteed Notes”). Each series of QCF’s outstanding notes totaling approximately $2.9 billion in aggregate principal amount (the “QCF Guaranteed Notes”) is guaranteed on a senior unsecured basis by QCII. The guarantees are full and unconditional, and joint and several. A significant amount of QCII’s and QSC’s income and cash flow is generated by their subsidiaries. As a result, funds necessary to meet each issuer’s debt service obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, our condensed consolidating statements of operations for the three and nine months ended September 30, 2006 and 2005 and our condensed consolidating statements of cash flows for the nine months ended September 30, 2006 and 2005. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity’s investments in all of its subsidiaries, if any, under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. The direct subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes or the QSC Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described herein, the accounting principles used are the same as those used in our condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

Allocations among Affiliates

We allocate the costs of shared services among our affiliates. These services include marketing and advertising, information technology, product and technical services as well as general support services. The allocation of these costs is based on market price or fully distributed cost (“FDC”). Most of our affiliate services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include payroll taxes, employee benefits, facilities and overhead costs Whenever possible, costs are directly assigned to the affiliate that uses the service. If costs cannot be directly assigned, they are allocated among all affiliates based on cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. From time to time, we adjust the basis for allocating the costs of a shared service among our affiliates. Such changes in allocation methodologies are generally billed prospectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$2	$3,485	$—	$3,487
Operating revenue—affiliates	—	337	—	12	30	(379)	—

Total operating revenue	—	337	—	14	3,515	(379)	3,487

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	298	—	—	1,372	(288)	1,382
Cost of sales—affiliates	—	41	—	—	21	(62)	—
Selling, general and administrative	(13)	—	—	14	725	288	1,014
Selling, general and administrative—affiliates	—	—	—	—	317	(317)	—
Depreciation	—	1	—	—	593	—	594
Capitalized software and other intangible assets amortization	—	—	—	—	97	—	97

Total operating expenses	(13)	340	—	14	3,125	(379)	3,087

Other expense (income)—net:
Interest expense—net	69	1	57	1	163	—	291
Interest expense—affiliates	4	—	131	—	309	(444)	—
Interest (income)—affiliates	—	(131)	(312)	(1)	—	444	—
Loss on early retirement of debt—net	—	—	—	—	9	—	9
Other (income) expense—net	(40)	(9)	—	3	(5)	—	(51)
(Income) loss from equity investments in subsidiaries	(167)	239	—	—	—	(72)	—

Total other expense (income)—net	(134)	100	(124)	3	476	(72)	249

Income (loss) before income taxes	147	(103)	124	(3)	(86)	72	151
Income tax benefit (expense)	47	196	(47)	—	(153)	—	43

Net income (loss)	$194	$93	$77	$(3)	$(239)	$72	$194

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$3	$3,501	$—	$3,504
Operating revenue—affiliates	—	328	—	9	40	(377)	—

Total operating revenue	—	328	—	12	3,541	(377)	3,504

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	268	—	—	1,504	(260)	1,512
Cost of sales—affiliates	—	50	—	—	24	(74)	—
Selling, general and administrative	22	—	—	13	721	260	1,016
Selling, general and administrative—affiliates	—	—	—	—	303	(303)	—
Depreciation	—	1	—	—	658	—	659
Capitalized software and other intangible assets amortization	—	—	—	—	109	—	109

Total operating expenses	22	319	—	13	3,319	(377)	3,296

Other expense (income)—net:
Interest expense—net	52	99	66	—	167	—	384
Interest expense—affiliates	1	—	115	—	267	(383)	—
Interest (income)—affiliates	—	(116)	(266)	(1)	—	383	—
Gain on early retirement of debt—net	—	—	(11)	—	—	—	(11)
Other (income) expense—net	(2)	(8)	—	(2)	(8)	—	(20)
Loss (income) from equity investments in subsidiaries	107	333	—	—	—	(440)	—

Total other expense (income)—net	158	308	(96)	(3)	426	(440)	353

(Loss) income before income taxes	(180)	(299)	96	2	(204)	440	(145)
Income tax benefit (expense)	36	131	(36)	(1)	(129)	—	1

Net (loss) income	$(144)	$(168)	$60	$1	$(333)	$440	$(144)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$7	$10,428	$—	$10,435
Operating revenue—affiliates	—	1,013	—	36	90	(1,139)	—

Total operating revenue	—	1,013	—	43	10,518	(1,139)	10,435

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	886	—	—	4,162	(856)	4,192
Cost of sales—affiliates	—	125	—	—	68	(193)	—
Selling, general and administrative	15	—	—	39	2,088	856	2,998
Selling, general and administrative—affiliates	—	—	—	—	946	(946)	—
Depreciation	—	2	—	—	1,772	—	1,774
Capitalized software and other intangible assets amortization	—	—	—	—	301	—	301

Total operating expenses	15	1,013	—	39	9,337	(1,139)	9,265

Other expense (income)—net:
Interest expense—net	205	5	184	1	490	—	885
Interest expense—affiliates	10	—	349	—	885	(1,244)	—
Interest (income)—affiliates	—	(349)	(892)	(3)	—	1,244	—
(Gain) loss on early retirement of debt—net	—	—	(5)	—	9	—	4
Gain on sale of assets	—	—	—	—	(3)	—	(3)
Other (income) expense—net	(42)	(23)	—	1	(24)	—	(88)
(Income) loss from equity investments in subsidiaries	(447)	644	—	—	—	(197)	—

Total other (income) expense —net	(274)	277	(364)	(1)	1,357	(197)	798

Income (loss) before income taxes	259	(277)	364	5	(176)	197	372
Income tax benefit (expense)	140	496	(138)	(3)	(468)	—	27

Net income (loss)	$399	$219	$226	$2	$(644)	$197	$399

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$6	$10,417	$—	$10,423
Operating revenue—affiliates	—	1,005	—	27	116	(1,148)	—

Total operating revenue	—	1,005	—	33	10,533	(1,148)	10,423

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	820	—	—	4,362	(797)	4,385
Cost of sales—affiliates	—	144	—	—	72	(216)	—
Selling, general and administrative	84	—	—	32	2,184	797	3,097
Selling, general and administrative—affiliates	—	—	—	—	932	(932)	—
Depreciation	—	2	—	—	1,959	—	1,961
Capitalized software and other intangible assets amortization	—	—	—	—	346	—	346

Total operating expenses	84	966	—	32	9,855	(1,148)	9,789

Other expense (income)—net:
Interest expense—net	127	324	204	—	490	—	1,145
Interest expense—affiliates	5	—	481	—	940	(1,426)	—
Interest (income)—affiliates	(18)	(469)	(937)	(2)	—	1,426	—
Loss (gain) on early retirement of debt—net	—	18	(23)	—	37	—	32
Gain on sale of assets	—	—	—	—	(257)	—	(257)
Other (income) expense—net	(5)	(17)	—	(2)	(11)	—	(35)
Loss (income) from equity investments in subsidiaries	163	962	—	—	—	(1,125)	—

Total other expense (income)—net	272	818	(275)	(4)	1,199	(1,125)	885

(Loss) income before income taxes	(356)	(779)	275	5	(521)	1,125	(251)
Income tax benefit (expense)	105	442	(104)	(2)	(441)	—	—

Net (loss) income	$(251)	$(337)	$171	$3	$(962)	$1,125	$(251)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$657	$—	$—	$305	$—	$962
Short-term investments	—	161	—	—	57	—	218
Accounts receivable—net	152	9	—	1	1,556	—	1,718
Accounts receivable—affiliates	43	598	104	—	30	(775)	—
Current tax receivable	1	—	—	—	—	(1)	—
Notes receivable—affiliates	—	7,075	16,593	83	—	(23,751)	—
Deferred income taxes	—	28	6	—	114	(6)	142
Prepaid expenses and other current assets	—	58	(1)	62	419	(3)	535

Total current assets	196	8,586	16,702	146	2,481	(24,536)	3,575
Property, plant and equipment—net	—	8	—	—	14,820	—	14,828
Capitalized software and other intangible assets—net	41	—	—	—	902	—	943
Investments in subsidiaries	1,808	(14,155)	—	—	—	12,347	—
Deferred income taxes	—	1,545	39	11	(1)	(1,594)	—
Prepaid pension asset (4)	—	85	—	—	1,026	—	1,111
Other assets	196	38	13	—	410	—	657

Total assets	$2,241	$(3,893)	$16,754	$157	$19,638	$(13,783)	$21,114

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$1,271	$—	$—	$—	$414	$—	$1,685
Current borrowings—affiliates	194	—	7,075	—	16,482	(23,751)	—
Accounts payable	1	42	—	—	790	—	833
Accounts payable—affiliates	113	25	—	31	251	(420)	—
Accrued expenses and other current liabilities	385	191	34	31	1,199	—	1,840
Accrued expenses and other current liabilities—affiliates	—	—	46	—	309	(355)	—
Current taxes payable	—	31	—	2	132	(1)	164
Deferred income taxes	6	—	—	—	—	(6)	—
Deferred revenue and advance billings	—	—	—	3	622	(3)	622

Total current liabilities	1,970	289	7,155	67	20,199	(24,536)	5,144
Long-term borrowings—net	2,592	22	2,916	—	7,698	—	13,228
Post-retirement and other post-employment benefit obligations (4)	—	509	—	—	2,927	—	3,436
Deferred income taxes	47	—	2	—	1,662	(1,594)	117
Deferred revenue	—	—	—	—	516	—	516
Other long-term liabilities	208	179	1	70	791	—	1,249

Total liabilities	4,817	999	10,074	137	33,793	(26,130)	23,690
Stockholders’ (deficit) equity	(2,576)	(4,892)	6,680	20	(14,155)	12,347	(2,576)

Total liabilities and stockholders’ equity (deficit)	$2,241	$(3,893)	$16,754	$157	$19,638	$(13,783)	$21,114

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.
(4)	QCII sponsors employee benefit plans. The assets and obligations for these plans are allocated to QCII’s subsidiaries.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$67	$563	$—	$—	$216	$—	$846
Short-term investments	9	77	—	—	15	—	101
Accounts receivable—net	—	10	—	3	1,512	—	1,525
Accounts receivable—affiliates	43	428	94	—	21	(586)	—
Current tax receivable	34	28	—	—	—	(62)	—
Notes receivable—affiliates	—	4,728	14,568	76	—	(19,372)	—
Deferred income taxes	—	19	—	—	99	—	118
Prepaid expenses and other current assets	20	38	—	112	412	(8)	574

Total current assets	173	5,891	14,662	191	2,275	(20,028)	3,164
Property, plant and equipment—net	—	6	—	—	15,562	—	15,568
Capitalized software and other intangible assets—net	41	—	—	—	966	—	1,007
Investments in subsidiaries	1,143	(12,112)	—	—	—	10,969	—
Deferred income taxes	—	1,791	22	11	—	(1,824)	—
Prepaid pension asset (4)	—	95	—	—	1,070	—	1,165
Other assets	111	58	14	—	410	—	593

Total assets	$1,468	$(4,271)	$14,698	$202	$20,283	$(10,883)	$21,497

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$6	$—	$485	$—	$21	$—	$512
Current borrowings—affiliates	165	—	4,728	—	14,479	(19,372)	—
Accounts payable	4	38	—	—	731	—	773
Accounts payable—affiliates	—	34	—	9	248	(291)	—
Accrued expenses and other current liabilities	288	192	98	81	1,539	—	2,198
Accrued expenses and other current liabilities—affiliates	—	—	34	30	239	(303)	—
Current taxes payable	—	—	34	2	145	(62)	119
Deferred revenue and advance billings	—	—	—	—	633	—	633

Total current liabilities	463	264	5,379	122	18,035	(20,028)	4,235
Long-term borrowings—net	3,884	22	2,986	—	8,076	—	14,968
Post-retirement and other post-employment benefit obligations (4)	—	506	—	—	2,953	—	3,459
Deferred income taxes	33	—	—	—	1,881	(1,824)	90
Deferred revenue	—	—	—	—	522	—	522
Other long-term liabilities	305	145	—	62	928	—	1,440

Total liabilities	4,685	937	8,365	184	32,395	(21,852)	24,714
Stockholders’ (deficit) equity	(3,217)	(5,208)	6,333	18	(12,112)	10,969	(3,217)

Total liabilities and stockholders’ equity (deficit)	$1,468	$(4,271)	$14,698	$202	$20,283	$(10,883)	$21,497

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.
(4)	QCII sponsors employee benefit plans. The assets and obligations for these plans are allocated to QCII’s subsidiaries.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(243)	$1,189	$164	$7	$788	$24	$1,929

Investing Activities:
Expenditures for property, plant and equipment and intangible assets	—	(4)	—	—	(1,222)	—	(1,226)
Proceeds from sale of property, plant and equipment	—	—	—	—	63	—	63
Proceeds from sales of investment securities	—	56	—	—	—	—	56
Purchases of investment securities	—	(173)	—	—	—	—	(173)
Net proceeds (purchases) of investments managed by QSC	9	32	—	—	(41)	—	—
Net (increase) decrease in short-term affiliate loans	—	(2,347)	(2,025)	(7)	—	4,379	—
Dividends received from subsidiaries	—	1,341	—	—	—	(1,341)	—
Acquisition of OnFiber Communications, Inc.	—	—	—	—	(107)	—	(107)
Other	—	—	—	—	6	—	6

Cash provided by (used for) investing activities	9	(1,095)	(2,025)	(7)	(1,301)	3,038	(1,381)

Financing activities:
Proceeds from long-term borrowings	—	—	—	—	600	—	600
Repayments of long-term borrowings, including current maturities	(33)	—	(486)	—	(626)	—	(1,145)
Net proceeds from (repayments of) short-term affiliate borrowings	29	—	2,347	—	2,003	(4,379)	—
Proceeds from issuances of common and treasury stock	150	—	—	—	—	—	150
Dividends paid to parent	—	—	—	—	(1,341)	1,341	—
Other	21	—	—	—	(34)	(24)	(37)

Cash provided by (used for) financing activities	167	—	1,861	—	602	(3,062)	(432)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(67)	94	—	—	89	—	116
Beginning balance	67	563	—	—	216	—	846

Ending balance	$—	$657	$—	$—	$305	$—	$962

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for ) provided by operating activities	$(100)	$1,002	$102	$22	$562	$—	$1,588

Investing Activities:
Expenditures for property, plant and equipment and intangible assets	(1)	(20)	—	—	(1,089)	—	(1,110)
Proceeds from sale of property, plant and equipment	—	—	—	—	418	—	418
Proceeds from sales of investment securities	—	1,230	—	—	—	—	1,230
Purchases of investment securities	—	(1,002)	—	—	—	—	(1,002)
Net proceeds (purchases) of investments managed by QSC	2	(241)	—	—	239	—	—
Cash infusion to subsidiaries	(530)	(10,000)	—	—	—	10,530	—
Net decrease (increase) in short-term affiliate loans	—	8,619	8,166	(22)	—	(16,763)	—
Dividends received from subsidiaries	—	2,015	—	—	—	(2,015)	—
Other	—	97	—	—	22	(97)	22

Cash (used for) provided by investing activities	(529)	698	8,166	(22)	(410)	(8,345)	(442)

Financing activities:
Proceeds from long-term borrowings	735	—	—	—	1,152	—	1,887
Repayments of long-term borrowings, including current maturities	—	(452)	(179)	—	(1,147)	—	(1,778)
Net (repayments of) proceeds from short-term affiliate borrowings	(45)	—	(8,619)	—	(8,099)	16,763	—
Proceeds from issuances of common and treasury stock	10	—	—	—	—	—	10
Equity infusion from parent	—	—	530	—	10,000	(10,530)	—
Dividends paid to parent	—	—	—	—	(2,015)	2,015	—
Other	(13)	(49)	—	—	(140)	97	(105)

Cash provided by (used for) financing activities	687	(501)	(8,268)	—	(249)	8,345	14

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	58	1,199	—	—	(97)	—	1,160
Beginning balance	34	608	—	—	509	—	1,151

Ending balance	$92	$1,807	$—	$—	$412	$—	$2,311

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QSC Guaranteed Notes and the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes and is the issuer of the QSC Guaranteed Notes.
(3)	QCF is a guarantor of both the QCII Guaranteed Notes and the QSC Guaranteed Notes and is the issuer of the QCF Guaranteed Notes.

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

Our analysis presented below is organized to provide the information we believe will be instructive for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements in Item 1 of Part I of this report, including the notes thereto. Our operating revenue is generated from our wireline services, wireless services and other services segments. An overview of the segment results is provided in Note 8—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. The following segment discussions reflect the way we currently report our operating results to our Chief Operating Decision Maker, or CODM. These discussions include revenue results for each of the customer channels within the wireline services segment: mass markets, business and wholesale. Certain prior year revenue, expense and access line amounts have been reclassified to conform to the current year presentations.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•	Access line losses. Our revenue has been, and we expect it to continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting other telephony services for traditional telecommunications services, which has increased the number and type of competitors within our industry and decreased our market share. Product bundling, as described more fully below, has been one of our responses to our declining revenue due to access line losses.

•	Data and Internet growth. Data and Internet revenue and subscribers continue to grow as customers continue to migrate Internet service to higher speed connections. We have expanded our availability of these services. In addition, we continue to increase the available connection speeds in order to meet customer demand and expect this trend will continue into the future. We also expect to face continuing competition for these subscribers.

•	Product bundling. We believe consumers increasingly value the convenience of receiving multiple services from a single provider. As such, we increased our marketing and advertising spending levels in 2005 and 2006 focusing on product bundling and packaging. Product bundles and packages represent combinations of products and services (such as local voice, long-distance, high-speed Internet, video and wireless) and features and services (such as three-way calling and call forwarding) related to an access line. As a result of these offerings, our sales of bundled products have increased.

•	Variable expenses. Expenses associated with higher growth products, such as long-distance, high-speed Internet and wireless services, tend to be more variable in nature. While our traditional telecommunications services tend to rely upon our fixed cost structure, the mix of products we expect to sell, combined with regulatory and market pricing forces, will continue to pressure operating expense. In addition, facility costs (described below) do not always change proportionally with revenue fluctuations.

•	Facility costs. Facility costs are third-party telecommunications expenses we incur to connect our customers to networks or to end-user product platforms not owned by us. We continue to reduce costs in this area from initiatives to optimize our usage of other local carriers’ services to connect our customers to our network, and we continue to benefit from reduced costs due to the renegotiation, termination or settlement of various service arrangements in prior periods. However, these cost reductions have been partially offset in varying degrees by increased costs from increased long-distance, data and Internet and wireless volumes.

•	Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to right-size our workforce in response to changes in the telecommunications industry and productivity improvements. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate revenue from our wireline services, wireless services and other services as described below.

•	Wireline services. The wireline services segment uses our network to provide voice services and data and Internet services to mass markets, business and wholesale customers. Our wireline services include:

•	Voice services. Voice services revenue includes local voice, long-distance voice and access services. Local voice services revenue includes basic local exchange, switching, enhanced voice, operator and collocation services and custom calling features. Local voice services revenue also includes the provisioning of network transport, billing services and access to our local network on a wholesale basis. Long-distance voice services revenue includes InterLATA and IntraLATA long-distance services. Access services revenue includes fees charged to other data and telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services. Data and Internet services revenue includes data services (such as traditional private lines, wholesale private lines and WAN), Internet services (such as high-speed Internet, ISDN and web hosting) and data integration.

•	Wireless services. We offer wireless services and equipment to residential and business customers, providing them the ability to use the same telephone number for their wireless phone as for their home or business phone. By utilizing a third party’s nationwide PCS wireless network, we sell wireless services to residential and business customers primarily in the states within our local service area.

•	Other services. Other services revenue is predominantly derived from the sublease of some of our real estate, such as space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions, except per share amounts)
Operating revenue	$3,487	$3,504	$(17)	(0)%	$10,435	$10,423	$12	0%
Operating expenses	3,087	3,296	(209)	(6)%	9,265	9,789	(524)	(5)%
Other expense—net	249	353	(104)	(29)%	798	885	(87)	(10)%

Income (loss) before income taxes	151	(145)	296	nm	372	(251)	623	nm
Income tax benefit	43	1	42	nm	27	—	27	nm

Net income (loss)	$194	$(144)	$338	nm	$399	$(251)	$650	nm

Basic income (loss) per share	$0.10	$(0.08)	$0.18	nm	$0.21	$(0.14)	$0.35	nm
Diluted income (loss) per share	$0.09	$(0.08)	$0.17	nm	$0.20	$(0.14)	$0.34	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful

Operating Revenue

The following table compares operating revenue by segment including the detail of customer channels within our wireline segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Mass markets	$994	$1,036	$(42)	(4)%	$3,040	$3,155	$(115)	(4)%
Business	303	325	(22)	(7)%	928	971	(43)	(4)%
Wholesale	169	183	(14)	(8)%	519	574	(55)	(10)%

Total local voice services	1,466	1,544	(78)	(5)%	4,487	4,700	(213)	(5)%

Long-distance services:
Mass markets	163	141	22	16%	479	409	70	17%
Business	137	140	(3)	(2)%	419	432	(13)	(3)%
Wholesale	295	278	17	6%	844	823	21	3%

Total long-distance services	595	559	36	6%	1,742	1,664	78	5%

Access services	139	159	(20)	(13)%	418	502	(84)	(17)%

Total voice services	2,200	2,262	(62)	(3)%	6,647	6,866	(219)	(3)%

Data and Internet services:
Mass markets	226	159	67	42%	623	449	174	39%
Business	581	625	(44)	(7)%	1,748	1,728	20	1%
Wholesale	336	315	21	7%	972	959	13	1%

Total data and Internet services	1,143	1,099	44	4%	3,343	3,136	207	7%

Total wireline services revenue	3,343	3,361	(18)	(1)%	9,990	10,002	(12)	(0)%
Wireless services revenue	135	131	4	3%	416	389	27	7%
Other services revenue	9	12	(3)	(25)%	29	32	(3)	(9)%

Total operating revenue	$3,487	$3,504	$(17)	(0)%	$10,435	$10,423	$12	0%

Wireline Services Revenue

Voice Services

Local voice services. The decrease in mass markets and business local voice services revenue for the three and nine months ended September 30, 2006 was primarily due to access line losses from competitive pressures, including wireless and cable substitution, and a decline in mass markets local voice services revenue related to our bundle discounts. We are also seeing a more than offsetting increase in mass markets revenue on other products as discussed below. We continue to see declines in wholesale access lines as demand for UNEs decreases.

The following table summarizes our access lines by channel as of September 30, 2006 and 2005:

	As of September 30,
	2006	2005	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	9,601	10,145	(544)	(5)%
Business	2,872	3,032	(160)	(5)%
Wholesale	1,564	1,756	(192)	(11)%

Total	14,037	14,933	(896)	(6)%

Long-distance services. The increase in long-distance services revenue was due to increased volumes and a higher percentage of customers migrating toward our fixed fee based offerings, partially offset by lower average rates on variable priced calling plans. The increased volumes were largely driven by growth of 195,000 long-distance subscribers primarily in our mass markets channel as of September 30, 2006 compared to September 30, 2005.

Access services. The decrease in access services revenue was primarily due to a $23 million favorable settlement of a customer billing dispute in the second quarter of 2005 and the recognition of a non-recurring benefit due to favorable regulatory rulings during the nine months ended September 30, 2005. Additionally, for the three and nine months ended September 30, 2006, regulated access rates decreased due to legislative action in certain states, and wholesale volumes decreased.

Data and Internet Services

The increase in data and Internet services revenue for the three and nine months ended September 30, 2006 compared to the same periods of 2005 was primarily due to a 47.2% increase in high-speed Internet subscribers and, to a lesser extent, increases in satellite and video subscribers in our mass markets channel as of September 30, 2006 compared to September 30, 2005. The growth in high-speed Internet revenue resulted from increased penetration and expanded service availability and from customers migrating from dial-up connections to higher speed plans.

The increase in our mass markets channel revenue was partially offset by a decrease in our business channel revenue for the third quarter of 2006 compared to the same period of 2005. This decrease was primarily due to $52 million of revenue recognized in the third quarter of 2005 from a large data integration arrangement. For the nine months ended September 30, 2006 as compared to the same period of 2005, private line and hosting revenue growth from our business customers was partially offset by reductions in traditional WAN and dial services revenue.

Wireless Services Revenue

For the nine months ended September 30, 2006, wireless services revenue increased due to a 4.4% increase in subscribers as of September 30, 2006 compared to September 30, 2005. In addition, wireless services revenue increased due to higher average rates as customers sign up for higher priced calling plans.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales:
Facility costs	$587	$692	$(105)	(15)%	$1,815	$2,043	$(228)	(11)%
Network expenses	69	72	(3)	(4)%	183	198	(15)	(8)%
Employee-related costs	397	404	(7)	(2)%	1,181	1,200	(19)	(2)%
Other non-employee related costs	329	344	(15)	(4)%	1,013	944	69	7%

Total cost of sales	1,382	1,512	(130)	(9)%	4,192	4,385	(193)	(4)%

Selling, general and administrative:
Property and other taxes	96	100	(4)	(4)%	256	310	(54)	(17)%
Bad debt	37	27	10	37%	108	137	(29)	(21)%
Restructuring, realignment and severance related costs	43	26	17	65%	63	40	23	58%
Employee-related costs	407	401	6	1%	1,213	1,218	(5)	(0)%
Other non-employee related costs	431	462	(31)	(7)%	1,358	1,392	(34)	(2)%

Total selling, general and administrative	1,014	1,016	(2)	(0)%	2,998	3,097	(99)	(3)%

Depreciation	594	659	(65)	(10)%	1,774	1,961	(187)	(10)%
Capitalized software and other intangible assets amortization	97	109	(12)	(11)%	301	346	(45)	(13)%

Total operating expenses	$3,087	$3,296	$(209)	(6)%	$9,265	$9,789	$(524)	(5)%

Cost of Sales

Cost of sales includes employee-related costs (such as salaries, wages and benefits directly attributable to products or services), network expenses, facility costs and other non-employee related costs (such as real estate; Universal Service Fund, or USF, charges; call termination fees; materials and supplies; contracted engineering services; and the cost of data integration and wireless handsets).

Cost of sales decreased by $130 million, or to 39.6% from 43.1% as a percentage of revenue, for the third quarter of 2006 compared to the same period of 2005 and by $193 million, or to 40.2% from 42.1% as a percentage of revenue, for the nine months ended September 30, 2006 compared to the same period of 2005. Our facility costs decreased as we continue to implement initiatives to optimize our usage of other local carriers’ services to connect our customers to our network, and we continue to benefit from reduced costs due to the renegotiation, termination or settlement of service arrangements in prior periods.

For the third quarter of 2006 compared to the same period of 2005, other non employee related costs decreased due to the large data integration arrangement we recognized in 2005. Partially offsetting these costs was an increase in USF expenses associated with a refund in the third quarter of 2005 and increased charges on certain products in 2006.

For the nine months ended September 30, 2006 compared to the same period of 2005, other non-employee related costs increased primarily due to costs associated with higher data integration revenue and increased USF expenses.

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

SG&A was flat for the third quarter of 2006 compared to the same period of 2005. In the third quarter of 2006, we incurred $43 million of severance related costs, primarily associated with the closing of two call centers and a planned reduction in network employees as we continue to right-size our workforce in response to changes in the telecommunications industry and productivity improvements. In the third quarter of 2005, we incurred $26 million of restructuring, realignment, and severance related costs, consisting primarily of real estate realignment costs. After excluding a non-recurring adjustment to the reserve in 2005, bad debt expense was flat for the third quarter of 2006 compared to the same period of 2005. There were decreases associated with third party information technology services, litigation and other professional fees, which were included in other non-employee related costs.

SG&A decreased to 28.7% from 29.7% as a percentage of revenue for the nine months ended September 30, 2006 compared to same period of 2005 as we continue to focus on reducing costs and increasing efficiencies. Contributing to this decrease were property tax reductions, sales and use tax refunds and a $25 million reduction in our estimated sales tax obligations for the nine months ended September 30, 2006. We do not expect these property and other tax reductions to continue. Bad debt expense decreased due to improvements in our collection practices and experience. We do not expect bad debt expense will continue to decrease at similar levels in future periods. Other non-employee related costs decreased primarily due to decreases associated with third party information technology services, litigation and other professional fees, which were partially offset by increased marketing and advertising costs primarily associated with our product bundling promotions.

Combined Pension and Post-Retirement Benefits

Our results include the combined cost of our pension, non-qualified pension and post-retirement healthcare and life insurance plans. We recorded expense of $53 million and $45 million for the three months ended September 30, 2006 and 2005, respectively, and $161 million and $178 million for the nine months ended September 30, 2006 and 2005, respectively. The expense is a function of the amount of benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans.

The combined expense decreased for the nine months ended September 30, 2006 compared to the same period of 2005 as a result of decreased interest costs due to lower discount rates, increase in the expected benefit from the federal subsidy on prescription drug benefits, and plan design changes associated with a new union contract entered into in August 2005. Partially offsetting these impacts were increases in expense due to lower expected return on investments in the benefit trusts and amortization of actuarial losses caused by volatile equity markets and lower discount rates. The combined expense of the benefit plans is allocated to cost of sales and SG&A.

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

Wireline Services Segment Expenses

The following table sets forth wireline services expenses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireline services expenses:
Facility costs	$513	$617	$(104)	(17)%	$1,596	$1,813	$(217)	(12)%
Network expenses	68	70	(2)	(3)%	181	190	(9)	(5)%
Bad debt	23	15	8	53%	66	98	(32)	(33)%
Restructuring, realignment and severance related costs	40	2	38	nm	43	12	31	nm
Employee-related costs	597	600	(3)	(1)%	1,771	1,788	(17)	(1)%
Other non-employee related costs	371	377	(6)	(2)%	1,128	1,049	79	8%

Total wireline services expenses	$1,612	$1,681	$(69)	(4)%	$4,785	$4,950	$(165)	(3)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful

Wireline services expenses decreased for the three and nine months ended September 30, 2006 compared to the same periods of 2005 primarily due to decreased facility costs driven by our implementation of initiatives to optimize our usage of other local carriers’ services to connect our customers to our network. Facility costs also decreased as we continue to benefit from reduced costs due to the renegotiation, termination or settlement of service arrangements in prior periods.

After excluding a non-recurring adjustment to the reserve in 2005, bad debt expense was flat for the third quarter of 2006 compared to the same period of 2005. For the nine months ended September 30, 2006 compared to the same period of 2005, bad debt expense decreased due to improvements in our collection practices and experience. We do not expect bad debt expense will continue to decrease at similar levels in future periods.

In the third quarter of 2006, we incurred $40 million of severance related expenses, primarily associated with the closing of two call centers and a planned reduction in network employees as we continue to right-size our workforce in response to changes in the telecommunications industry and productivity improvements.

For the third quarter of 2006 compared to the same period 2005, other non-employee related costs remained flat with decreased data integration expenses associated with the large data integration arrangement we recognized in 2005, offset by increased USF expenses as described above. For the nine months ended

September 30, 2006 compared to the same period of 2005, other non-employee related costs increased primarily due to costs associated with data integration revenue growth and increased USF expenses.

Wireless Services Segment Expenses

The following table sets forth wireless services expenses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireless services expenses:
Facility costs	$74	$75	$(1)	(1)%	$219	$230	$(11)	(5)%
Wireless equipment	28	25	3	12%	84	79	5	6%
Bad debt	14	12	2	17%	38	40	(2)	(5)%
Employee-related costs	12	12	—	0%	35	38	(3)	(8)%
Other non-employee related costs	15	18	(3)	(17)%	43	59	(16)	(27)%

Total wireless services expenses	$143	$142	$1	1%	$419	$446	$(27)	(6)%

For the nine months ended September 30, 2006 compared to the same period of 2005, facility costs decreased primarily due to rate reductions, partially offset by increased minutes of use. Other non-employee related expenses decreased primarily due to lower marketing and advertising expenses and decreased costs associated with our transition to a third party vendor, which was completed in the first quarter of 2005.

Other Services Segment Expenses

The following table sets forth other services expenses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other services expenses:
Property and other taxes	$96	$100	$(4)	(4)%	$256	$309	$(53)	(17)%
Real estate costs	110	110	—	0%	325	314	11	4%
Restructuring, realignment and severance related costs	3	25	(22)	(88)%	20	27	(7)	(26)%
Employee-related costs	195	193	2	1%	588	592	(4)	(1)%
Other non-employee related costs	237	277	(40)	(14)%	797	844	(47)	(6)%

Total other services expenses	$641	$705	$(64)	(9)%	$1,986	$2,086	$(100)	(5)%

Other services expenses include corporate expenses for services such as finance, information technology, real estate, legal, marketing and advertising and human resources, which we centrally manage and which are not assigned to the wireline or wireless services segments.

Other services expense decreased for the third quarter of 2006 compared to the same period of 2005 primarily due to decreased realignment costs for real estate and decreases associated with third party information technology services, litigation and other professional fees, which are included in other non-employee related costs.

The decrease in property and other taxes for the nine months ended September 30, 2006 compared to the same period of 2005 was primarily attributable to property tax reductions, sales and use tax refunds and a $25 million reduction to our estimated sales tax obligations for the nine months ended September 30, 2006. We do not expect these property and other tax reductions to continue. The decrease in other non-employee related costs for these same time periods is primarily attributable to decreases associated with third party information technology services, lower litigation and other professional fees, offset by increased marketing and advertising.

Non-Segment Operating Expenses

Depreciation

Depreciation expense for the three and nine months ended September 30, 2006 was $594 million and $1.774 billion, respectively, or 10% lower than the same periods in the prior year. The primary driver of this decrease was decreased capital expenditures over a period of time and the changing mix of our investment in property, plant and equipment over that period of time. If our capital investment program stays approximately the same and there are no significant decreases in our estimates of the useful lives of assets, we expect that our year over year depreciation expense will continue to decrease.

Amortization

Amortization expense for the three and nine months ended September 30, 2006 was $97 million and $301 million or 11% and 13% lower than the same periods in the prior year, respectively. This reduction reflects the lower capital spending on software related assets since 2001.

Other Consolidated Results

Other Expense (Income)—Net

Other expense (income)—net generally includes interest expense net of capitalized interest, investment write-downs, gains and losses on the sales of investments and fixed assets, gains and losses on early retirement of debt and changes in derivative instrument market values.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense—net	$291	$384	$(93)	(24)%	$885	$1,145	$(260)	(23)%
Loss (gain) on early retirement of debt—net	9	(11)	20	nm	4	32	(28)	(88)%
Gain on sale of assets	—	—	—	nm	(3)	(257)	254	99%
Other—net	(51)	(20)	(31)	(155)%	(88)	(35)	(53)	(151)%

Total other expense (income)—net	$249	$353	$(104)	(29)%	$798	$885	$(87)	(10)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful

Interest expense—net. Interest expense decreased primarily due to decreased total borrowings and lower interest rates on certain long-term borrowings as a result of retiring notes totaling $3.4 billion with coupon rates ranging from 13% to 14%. These retirements occurred primarily during the fourth quarter of 2005.

Loss (gain) on early retirement of debt—net. In the second quarter of 2005, we had a loss on early retirement of debt of $55 million from cash tender offers, and we prepaid $1.5 billion of debt. These losses were partially offset by a gain of $12 million from debt-for-equity exchanges. In the third quarter of 2006, we prepaid $500 million of debt resulting in a loss of $9 million, which was partially offset by a gain of $6 million from debt-for-equity exchanges in the second quarter of 2006.

Gain on sale of assets. In the first quarter of 2005, we closed the sale of all of our PCS licenses and substantially all of our related wireless network assets and recognized a gain of $257 million associated with this and related asset sales.

Other—net. In the third quarter of 2006, we recognized a gain of $39 million for interest income related to a settlement of certain open issues covered by a tax sharing agreement. In addition, interest income decreased by $13 million and $19 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due to lower cash and short term investments balances in 2006.

Income Taxes

Prior to 2006, we had a history of generating net operating loss carryforwards for tax purposes; therefore we have recognized a valuation allowance for our net deferred tax assets. We have reported income before income taxes for the three and nine months ended September 30, 2006. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period.

In the third quarter of 2006, we recognized a $53 million income tax benefit as the result of the settlement of certain open issues covered by a tax sharing agreement.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.569 billion and $1.071 billion as of September 30, 2006 and December 31, 2005, respectively. Our working capital deficit increased $498 million primarily due to the reclassification to current of $414 million of debt obligations maturing within twelve months, the reclassification to current of our $1.265 billion 3.50% convertible senior notes, the early retirement of debt of $623 million and capital expenditures of $1.226 billion. The impact of these items was partially offset by the proceeds from the issuance of new long-term debt of $600 million and cash generated by operating activities.

The 3.50% convertible senior notes were classified as a current obligation because specified, market-based conversion provisions were met as of September 30, 2006. As such, the holders of these notes have the right to convert the notes and receive from us cash for the principal value of notes and shares of our common stock in accordance with the terms of the notes. These notes were classified as a non-current obligation as of December 31, 2005 because the market-based conversion provisions were not met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for twenty or more trading days during certain periods of thirty consecutive trading days, these notes become available for conversion, and as a result all outstanding notes are reclassified as a current obligation. These notes are registered securities and freely tradable, and as of September 30, 2006, they had a market price of $1,621 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,488. Therefore, we do not anticipate holders will elect to convert because we believe it would likely result in adverse economic consequences to such holders.

We believe that our cash on hand together with our short-term investments, our currently undrawn credit facility described below and our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. However, if we become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, we could be required to make significant payments that we may not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

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

We have $850 million available to us under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. Until July 2006, our wholly-owned subsidiary, Qwest Services Corporation, or QSC, was the potential borrower under the Credit Facility. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. The Credit Facility is guaranteed by QSC and is secured by a senior lien on the stock of its wholly owned subsidiary, Qwest Corporation, or QC.

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

On August 31, 2006, we completed our acquisition of OnFiber Communications, Inc., a provider of custom-built and managed network solutions, for a purchase price of $107 million in cash.

We expect our 2006 capital expenditures to approximate our 2005 level, with the majority being used in our wireline services segment.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over the next two years. It is our intention to fully achieve this plan over the next two years, while reviewing, on a regular basis, opportunities to enhance shareholder returns.

We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. During the quarter ended September 30, 2006, we took the following measures to improve our near-term financial position:

•	On August 8, 2006, QC issued $600 million aggregate principal amount of its 7.5% Notes due 2014. The net proceeds from the issuance have been or will be used for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets;

•	Concurrent with the issuance of these notes, QC called the remaining $500 million aggregate principal amount of its floating rate term loan maturing in June 2007, plus accrued interest of $3 million;

•	On August 15, 2006, QCF paid at maturity $485 million aggregate principal amount of its 7.75% Notes due 2006; and

•	On September 21, 2006, QC redeemed the remaining $90 million aggregate principal amount of its 39-year 6.25% debentures due January 1, 2007 at face value plus accrued interest of $1 million.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that we do not have the resources to make. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

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

Historical View

The following table summarizes cash flow activities for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,929	$1,588	$341	21%
Used for investing activities	(1,381)	(442)	(939)	nm
(Used for) provided by financing activities	(432)	14	(446)	nm

Increase in cash and cash equivalents	$116	$1,160	$(1,044)	(90)%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful

Operating Activities

Our cash provided by operating activities increased primarily due to decreased cost of sales and SG&A and decreased interest payments of $159 million. These decreases were partially offset by a $100 million deposit in the first quarter of 2006 relating to the settlement of the consolidated securities action.

Investing Activities

During the nine months ended September 30, 2006, capital expenditures increased $116 million compared to the same period of 2005. We expect our 2006 capital expenditures to approximate our 2005 level, with the majority being used in our wireline services segment. Our investments in securities resulted in a $117 million net use of cash in 2006 compared to $228 million net source of cash in 2005 primarily due to changes in the balance of our investments in auction rate securities. In the first quarter of 2005, we received proceeds of $418 million from the sale of our wireless assets in our local service area. Additionally, during the third quarter of 2006, we paid $107 million to acquire OnFiber Communications, Inc.

Financing Activities

We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. In 2005, we repaid $1.8 billion of debt and issued $1.9 billion of new debt. In 2006, we repaid $1.1 billion of debt and issued $600 million of new debt. Additionally, during the nine months ended September 30, 2006, our proceeds from issuances of common stock, related to stock options, increased $129 million compared to the same period of 2005.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $130 million. At September 30, 2006, we had outstanding letters of credit of approximately $118 million.

Credit Ratings

The table below summarizes our long-term debt ratings at September 30, 2006:

	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	B1	BB-	NR
Qwest Corporation	Ba2	BB	BB+
Qwest Communications Corporation	NR	NR	B+
Qwest Capital Funding, Inc.	B3	B	B+
Qwest Communications International Inc.*	B2/B3	B	BB/B+

NR = Not rated

*	= QCII notes have various ratings

These ratings are the same as they were at December 31, 2005, except that Moody’s rating on Qwest Corporation was Ba3 at that date.

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

Approximately $1.5 billion and $2.0 billion of floating-rate debt was exposed to changes in interest rates as of September 30, 2006 and December 31, 2005, respectively. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on interest expense for the nine months ended September 30, 2006. As of September 30, 2006 and December 31, 2005, we had approximately $400 million and $500 million, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

Our 3.50% convertible senior notes were classified as current as of September 30, 2006 because specified, market-based conversion provisions were met as of that date. As such, the holders of these notes have the right to convert the notes and receive from us cash for the principal value of notes and shares of our common stock in accordance with the terms of the notes. Although holders of these notes have the right to convert in the near term, we do not anticipate holders will elect to convert because we believe it would likely result in adverse economic consequences to such holders. In the unlikely event that holders of a substantial amount of these notes did elect to convert, we might choose to borrow additional amounts and we would be exposed to changes in interest rates. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the convertible notes would not have a material effect on our earnings.

As of September 30, 2006, we had approximately $900 million invested in money market instruments and approximately $200 million invested in auction rate securities. Most cash investments are invested at floating rates. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have had a material effect on other income for the nine months ended September 30, 2006.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2006, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

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

Third parties may claim we infringe upon their intellectual property rights and defending against these claims could adversely affect our profit margins and our ability to conduct business.

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

The DOJ investigation and the remaining securities actions described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report present material and significant risks to us. In the aggregate, the plaintiffs in the remaining securities actions and persons who, at their request, were excluded from the settlement class in the consolidated securities action seek billions of dollars in damages, and the outcome of one or more of these matters or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by these actions and the DOJ investigation, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the securities actions have alleged our restatement of items in support of their claims. We continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from all of these matters. We have a recorded reserve in our financial statements for the minimum estimated amount of loss we believe is probable with respect to the remaining securities actions described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, as well as any additional actions that may be brought by parties who, at their request, were excluded from the settlement class in the consolidated securities action, but who have not yet filed suit. However, the ultimate outcomes of these matters are still uncertain and the amount of loss we ultimately incur could be substantially more than the reserves we have provided. If the recorded reserves are insufficient, we will need to record additional charges to our consolidated statement of operations in future periods. In addition, any settlement of or judgment in one or more of these actions substantially in excess of our recorded reserves could have a significant impact on us, and we can give no assurance that we will have the resources available to pay any such judgment. The magnitude of any settlement or judgment resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

Further, there exist other material proceedings pending against us as described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

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

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

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

We are highly leveraged. As of September 30, 2006, our total debt was approximately $14.9 billion. Approximately $2.4 billion of our debt obligations comes due over the next three years. In addition, holders of our $1.265 billion 3.50% Convertible Senior Notes due 2025 may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, we do not anticipate holders will make such an election because we believe it would likely result in adverse economic consequences to such holders. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over the next two years. Cash used by us in connection with purchases of our common stock would not be available for other purposes including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 2 of Part I of this report. We can give no assurance that such additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $850 million revolving Credit Facility, which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The industry in which we operate is capital intensive and, as such, we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our capital expenditures and operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue is decreasing. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

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

As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Please see Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. In addition, for example, in the fourth quarter of 2004, Qwest received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Certain of these proposed adjustments are before the Appeals Office of the IRS. And in June 2006 Qwest received notices of proposed adjustments on several significant issues for the 2002-2003 audit cycle, including a proposed adjustment disallowing a loss recognized by Qwest relating to the sale of its DEX directory publishing business. There is no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

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

Exhibit Number	Description
(2.1)	Agreement and Plan of Merger, dated as of July 18, 1999 between U S WEST, Inc. and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Form S-4/A filed on August 13, 1999, File No. 333-81149).

(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).

(4.4)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.6)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

Exhibit Number	Description
(4.7)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.8)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.9)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of February 16, 2001, to the Indenture, dated as of January 29, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 8.29% Senior Discount Notes due 2008 and 8.29% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 001-15577).

(4.11)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.12)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.13)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.14)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

Exhibit Number	Description
(4.17)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.18)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.20)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.22)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.23)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.24)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.25)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.26)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2006 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of option and restricted stock agreements used under Equity Incentive Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-15577).*

Exhibit Number	Description
(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-22609).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Non-employee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.9)	2006 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed December 16, 2005, File No. 001-15577).*

(10.10)	Summary Sheet Describing the Compensation Package for Qwest Communications International Inc.’s Non-employee Directors (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.14)	Registration Rights Agreement, dated November 23, 2004, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K dated November 18, 2004, File No. 001-03040).

(10.15)	Registration Rights Agreement, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.16)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.17)	Registration Rights Agreement, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

Exhibit Number	Description
(10.18)	Registration Rights Agreement, dated August 8, 2006, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.19)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.20)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.21)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.22)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.23)	Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.24)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.25)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.26)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.27)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.28)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.29)	Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

Exhibit Number	Description
(10.30)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.31)	Retention Agreement, dated May 8, 2002, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.32)	Severance Agreement, dated July 21, 2003, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.33)	Severance Agreement, dated April 4, 2005, by and between Qwest Services Corporation and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.34)	Letter Agreement, dated August 20, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.35)	Severance Agreement, dated September 8, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.36)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.37)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.38)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.39)	Letter Agreement, dated March 27, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, File No. 333-115115).*

(10.40)	Severance Agreement, dated as of July 28, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-15577).*

(10.41)	Amendment to Severance Agreement, dated as of March 14, 2006, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-15577).*

(10.42)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.43)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

Exhibit Number	Description
(10.44)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

(99.3)	Credit Agreement, dated as of October 21, 2005, among Qwest Services Corporation, Qwest Communications International Inc., the Lenders party thereto from time to time, and Wachovia Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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

October 31, 2006