Form 10-K
period 2006-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2007-02-08
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 1, 2007, 1,867,305,716 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates as of June 30, 2006 was $6.5 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Qwest’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document, we have provided below definitions of some of these terms.

•	Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. When we refer to our access lines we mean all our mass markets, wholesale and business access lines, including those used by us and our affiliates.

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice and other services in our local service area.

•	Data Integration. Voice and data telecommunications customer premises equipment and associated professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 2.5 gigabits per second.

•	Frame Relay. A high speed data switching technology primarily used to interconnect multiple local networks.

•	High-speed Internet access. Service used to connect to the Internet and private networks. This technology allows existing telephone lines to operate at higher speeds than dial-up access, thereby giving customers faster connections necessary to access data and video content.

•	Incumbent Local Exchange Carrier (ILEC). A traditional telecommunications provider, such as our subsidiary, Qwest Corporation, that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

•	Integrated Services Digital Network (ISDN). A telecommunications standard that uses digital transmission technology to support voice, video and data communications applications over regular telephone lines.

•	InterLATA long-distance services. Telecommunications services, including “800” services, that cross LATA boundaries.

•	Internet Dial Access. Provides ISPs and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

•	Internet Protocol (IP). Those protocols that facilitate transferring information in packets of data and that enable each packet in a transmission to “tell” the data switches it encounters where it is headed and enables the computers on each end to confirm that message has been accurately transmitted and received.

•	Internet Service Providers (ISPs). Businesses that provide Internet access to retail customers.

•	IntraLATA long-distance services. These services include calls that terminate outside a customer’s local calling area but within the customer’s LATA, including wide area telecommunications service or “800” services for customers with geographically highly concentrated demand.

•	Local Access Transport Area (LATA). A geographical area associated with the provision of telecommunications services by local exchange and long distance carriers. There are 163 LATAs in the United States, of which 27 are in our 14 state local service area.

•	Local Calling Area. A geographical area, usually smaller than a LATA, within which a customer can make telephone calls without incurring long-distance charges. Multiple local calling areas generally make up a LATA.

ii

•	Multi-Protocol Label Switching (MPLS). A standards-approved data networking technology, compatible with existing ATM and frame relay networks that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks.

•	Private Line. Direct circuit or channel specifically dedicated to the use of an end-user organization for the purpose of directly connecting two or more sites.

•	Public Switched Telephone Network (PSTN). The worldwide voice telephone network that is accessible to every person with a telephone equipped with dial tone.

•	Unbundled Network Elements (UNEs). Discrete elements of our network that are sold or leased to competitive telecommunications providers and that may be combined to provide their retail telecommunications services.

•	Virtual Private Network (VPN). A private network that operates securely within a public network (such as the Internet) by means of encrypting transmissions.

•	Voice over Internet Protocol (VoIP). An application that provides real-time, two-way voice communication similar to our traditional voice that originates in the Internet protocol over a broadband connection and often terminates on the PSTN.

•	Web Hosting. The providing of space, power and bandwidth in data centers.

•	Wide Area Network (WAN). A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

iii

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries. References in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

PART I

ITEM 1. BUSINESS

We provide voice, data and video services. We operate most of our business within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

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

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Operating results:
Operating revenue	$13,923	$13,903	$13,809
Operating expenses	12,368	13,048	14,097
Income (loss) from continuing operations	593	(757)	(1,794)
Net income (loss)	593	(779)	(1,794)

	December 31,
	2006	2005
	(Dollars in millions)
Balance sheet data:
Total debt	$14,892	$15,480
Working capital deficit*	(1,506)	(1,071)
Accumulated deficit	(45,907)	(46,500)
Total stockholders’ deficit	(1,445)	(3,217)

*	Working capital deficit is the amount by which our current liabilities exceed our current assets.

Operations

We operate in three segments: (1) wireline services; (2) wireless services; and (3) other services. Our revenue by segment, including a breakdown of our revenue by major product category, is as follows:

	Years Ended December 31,			Percentage of Revenue
	2006	2005	2004	2006	2005	2004
	(Dollars in millions)
Operating revenue by segment:
Wireline services:
Voice services	$8,715	$9,106	$9,291	63%	66%	67%
Data, Internet and video services	4,613	4,229	3,964	33%	30%	29%

Total wireline services revenue	13,328	13,335	13,255	96%	96%	96%
Wireless services	557	527	514	4%	4%	4%
Other services	38	41	40	—	—	—

Total operating revenue	$13,923	$13,903	$13,809	100%	100%	100%

For additional financial information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Note 15—Segment Information to our consolidated financial statements in Item 8 of this report.

Customers

We sell our products and services to mass markets, business and wholesale customers. In general, our mass markets customers include consumers and small businesses. Our business customers include local, national and global businesses, governmental entities, and public and private educational institutions. Our wholesale customers are other telecommunications providers that purchase our products and services to sell to their customers or that purchase our access services that allow them to connect their customers and their networks to our network.

We sell our products and services to mass markets customers using a variety of channels, including our sales and call centers, our website, retail stores and kiosks, and telemarketing. We sell our products and services to business and wholesale customers through direct sales, partnership relationships and arrangements with third-party agents.

Substantially all of our revenue from external customers comes from customers located in the United States.

Products and Services

We believe consumers value the simplicity and certainty of receiving integrated and unlimited voice services and the convenience of receiving multiple services from a single provider. As such, in 2006 we launched our “digital voice” advertising campaign to promote integrated local and long-distance voice services to our mass markets customers. We continue to focus on improved customer service across our entire customer base and on product bundles and packages for our mass markets customers. For these customers, product bundles are combinations of products and services (such as high-speed Internet access, video, “digital voice” and wireless), and product packages are combinations of features and services relating to an access line (such as 3-way calling and call forwarding). Detailed below is information about our wireline, wireless and other segments.

Wireline Products and Services

We offer wireline products and services in a variety of categories that help people and businesses communicate. Our wireline products and services are offered through our telecommunications network, a portion of which is located within our local service area (referred to as in-region assets) and a portion of which is located outside of our local service area (referred to as out-of-region assets). In-region assets consist of copper cables, fiber optic broadband cables, voice and data switches, and all equipment required to provide telecommunications within our local service area. These assets form a portion of the Public Switched Telephone Network and serve approximately 14 million access lines in 14 states.

Out-of-region assets consist primarily of data switches and fiber optic broadband cables. These assets enable long-distance voice, data and Internet services. We rely on our out-of-region assets, including metropolitan area network fiber rings and in-building rights-of-way, to expand service to existing customers and provide service to new customers who have locations on or near a fiber ring or in a building where we have a right-of-way or a physical presence. Our fiber rings allow us to provide data services with end-to-end connectivity to large and multi-location enterprise customers and other telecommunications carriers in key United States metropolitan markets. End-to-end connectivity provides customers with the ability to transmit and receive information at high speeds through the entire connection path.

Below are descriptions of the key categories of our wireline products and services.

Voice Services

Local Voice Services

Within our local service area, we originate, transport and terminate local voice services within local exchange service territories as defined by state regulators. We provide various local voice services to our mass markets and business customers, including basic local exchange services and switching services for customers’ communications through facilities that we own. We also provide enhanced features with our local voice exchange services, such as caller ID, call waiting, call return, 3-way calling, call forwarding and voice mail.

Additionally, we provide local voice services to wholesale customers. Our wholesale local voice services include network transport, billing services and access to our in-region assets by other telecommunication providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate in-region. We also sell UNEs, which allow our local wholesale customers to use our network or a combination of our network and their own networks to provide local voice and data services to their customers.

Long-Distance Voice Services

We provide domestic and international long-distance voice services to our mass markets, business and wholesale customers. Our wholesale customers are other carriers and resellers who buy services from us in large quantities and provide these services to their customers. Our domestic long-distance services include IntraLATA services that terminate outside the callers’ local service area but within their LATA and InterLATA services for calls that cross LATA boundaries. Our international long-distance services include voice calls that terminate or originate with our customers in the United States.

Access Services

We also provide services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services.

Data, Internet and Video Services

We provide data and Internet services nationally and globally and video services in our local service area. We offer a broad range of products and professional services that enable our customers to transport voice, data and video telecommunications at speeds up to 10 gigabits per second. Our customers use these products and services in a variety of ways. Our mass markets customers access Internet-based services using a variety of connection speeds and pricing packages. Our business customers use our services to conduct internal and external data transmissions, such as transferring files from one location to another. Our wholesale customers use our facilities for collocation and use our private line services to connect their customers and their networks to our network.

Revenue from our data, Internet and video services currently represents 33% of our total revenue. Several of our data, Internet and video offerings comprise our fastest growing suite of products. These offerings are described below.

•

High-speed Internet access. Mass markets and business customers use this service to connect to the Internet and private networks. This technology allows existing telephone lines to operate at higher speeds than dial-up access, thereby giving customers faster connections necessary to access data and video content. Substantially all of our high-speed Internet customers are located within our local service area.

•

Data integration. Our data integration products and services consist of voice and data telecommunications customer premises equipment and associated professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and other business customers. We also provide value added services that make communications more secure, reliable and efficient for our business customers.

•

Private line. Private line is a direct circuit or channel specifically dedicated to a customer for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites.

•

Multi-Protocol Label Switching (MPLS). A standards-approved data networking technology, compatible with existing ATM and frame relay networks that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks. This technology allows network operators a great deal of flexibility to divert and route traffic around link failures, congestion and bottlenecks. We sell MPLS-based services primarily to our business customers under our iQ Networking trademark.

•

Web hosting and related services. In its most basic form, web hosting includes providing space, power and bandwidth in data centers. We also offer a variety of server and application management, back-up, disaster recovery, and professional web design services. We currently operate 14 web hosting centers, or CyberCentersSM, in 11 metropolitan areas.

•

VoIP services. An application that provides real-time, two-way voice communication similar to our traditional voice services that originates in the Internet protocol over a broadband connection and often terminates on the PSTN.

•

Video services. We offer video services to our mass markets customers. These services include both traditional cable-based video and resold satellite digital television programming with high quality pictures and sound.

In addition, we continue to provide several traditional data and Internet services. These services include our traditional wide area network portfolio (such as asynchronous transfer mode, frame relay, dedicated Internet access, and virtual private network), integrated services digital network and Internet dial-up access.

Wireless Products and Services

We sell wireless services, including access to a nationwide wireless network, to mass markets and business customers, primarily within our local service area. We offer these customers a broad range of wireless plans, as well as a variety of custom and enhanced features similar to our traditional voice products as well as enhanced voice calling, two-way text messaging and data services. We also offer an integrated service, which enables customers to use the same telephone number and voice mailbox for their wireless phone as for their home or business phone. Our wireless products and services are primarily marketed to consumers as part of our bundled offerings.

Other Services

We provide other services, including the sublease of some of our unused real estate, such as space in our office buildings, warehouses and other properties. The majority of these properties are located in our local service area.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

Either directly or through our subsidiaries, we own or have licenses to various patents, trademarks, trade names, copyrights and other intellectual property necessary to conduct our business. We do not believe that the expiration of any of our intellectual property rights, or the non-renewal of those rights, would materially affect our results of operations.

Competition

We compete in a rapidly evolving and highly competitive market, and we expect competition will continue to intensify. Regulatory developments and technological advances over the past few years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do.

Wireline Services

Voice Services

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

Competition is based primarily on pricing, packaging of services and features, quality of service and on meeting customer care needs. We believe consumers value the convenience of receiving multiple services from a single provider. Within the telecommunications industry, these services may include telephone, wireless, television and Internet access. Accordingly, we and our competitors continue to develop and deploy more innovative product bundling and combined billing options in an effort to retain and gain customers.

Many of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, traditional telecommunication providers are able to interconnect their networks with ours, resell our local services or lease separate parts of our network (UNEs) in order to provide competitive local voice services. Generally, we have been required to provide these functions and services at wholesale rates, which allows our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. In connection with rule changes, we have entered into agreements with many of our UNE purchasers that generally provide for wholesale prices above previously-imposed UNE rates. Despite these developments, the ongoing obligation to provide UNEs continues to reduce our overall revenue and margin. For a detailed discussion of regulations affecting our business, see “Regulation” below. In addition, wireless and broadband service providers generally are subject to less or no regulation, which allows them to operate with lower costs than we are able to operate.

Long-Distance Voice Services

In providing long-distance voice services, we compete primarily with national telecommunications providers, such as AT&T Inc., Sprint Nextel Corporation and Verizon Communications Inc., and increasingly with wireless providers and broadband service providers, such as cable and Internet companies, including VoIP providers.

Competition in the long-distance market is based primarily on price, customer service, quality and reliability. In addition, competition for business customers is also based on the ability to provide nationwide services, and competition for wholesale customers is also based on available capacity. We compete with national telecommunications providers and wireless and broadband service providers that often have significant name recognition in the national long-distance markets. These competitors also have substantial financial and technological resources that allow them to compete more effectively against us. As such, they have been able to retain and gain market share. As they have consolidated to form larger companies, their name recognition and financial and technological resources have increased as well.

Access Services

We provide access services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services. Although our status as an incumbent local exchange carrier helps protect us from direct competition in providing access services, our access service customers face competitive pressures, which in turn affect us. As described throughout this “Competition” section, we face significant competitive pressures in providing long-distance, data, wireless and Internet services directly to our customers. Likewise, our access services customers face similar competitive pressures in providing these services to their customers. As this competition decreases demand for the services of our access services customers, it in turn decreases demand for our access services.

Data, Internet and Video Services

In providing data, Internet and video services to our mass markets customers, we compete primarily with broadband service providers, including cable providers and national telecommunications providers. In providing data and Internet services to our business customers, we compete primarily with national telecommunications providers and smaller regional providers. We also compete with large integrators that are increasingly providing customers with data services. By doing so, these competitors take inter-site traffic off of our network.

Competition is based on network reach and bandwidth, as well as quality, reliability, customer service and price. Many of our competitors in this market are not subject to the same regulatory requirements as we are and therefore are able to avoid significant regulatory costs and obligations, such as the obligations to make UNEs available to competitors and to provide competitive access services.

Wireless Services

The market for wireless services is highly competitive. We compete with national carriers, such as AT&T Inc., Sprint Nextel Corporation and Verizon Communications Inc., as well as regional carriers. We expect competition in this market to continue to increase as additional spectrum is made available within our local service area. This may attract new competitors to the market and may allow current competitors the opportunity to increase their coverage areas and service quality. Our future competitive position will depend on our ability to retain and gain subscribers through the bundling of these wireless services with our other products and services. Competition is based on price, coverage area, services, features, handsets, technical quality and customer service.

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

Interconnection

The FCC continues to interpret the obligations of ILECs under the Telecommunications Act to interconnect their networks with and make UNEs available to other telecommunications providers; however, as a result of the FCC’s rules that are discussed below, the intensity of this regulatory activity has diminished. These decisions establish our obligations in our local service area and affect our ability to compete outside of our local service area. In February 2005, the FCC issued new unbundling rules. The new rules, among other things: (i) require ILECs to provide unbundled access to certain medium to high capacity transport services in the vast majority of their wire centers; and (ii) allow CLECs to convert certain medium to high capacity transport services to UNEs or combinations of UNEs, as long as the CLECs meet applicable qualification requirements. These rules are final and require somewhat less unbundling than the unbundling rules they replaced. The FCC has provided us additional limited unbundling relief in our Omaha, Nebraska service area in response to a petition for forbearance we filed. That decision is currently being reviewed in the D.C. Circuit Court of Appeals, based on appeals filed by us and other parties.

In September 2003, the FCC released a notice of proposed rulemaking, instituting a comprehensive review of the rules pursuant to which UNEs are priced and on how the discounts to CLECs are established for their intended resale of our services. In particular, the FCC indicated that it will re-evaluate the rules and principles surrounding Total Element Long Run Incremental Cost, which is the basis upon which UNE prices are set. The outcome of this rulemaking could have a material effect on the revenue and margins associated with our provision of UNEs to CLECs.

Intercarrier Compensation and Access Pricing

The FCC has initiated a number of proceedings that affect the rates and charges for access services that we sell to or purchase from other carriers. In 2005, the FCC released a notice of proposed rulemaking in a pending intercarrier compensation docket, and parties filed comments addressing issues raised in the FCC notice and various industry group proposals for revising the intercarrier compensation regime. In October 2006, parties filed additional comments on a plan for intercarrier compensation reform submitted by a coalition of telecommunications carriers. The rules emanating from this FCC rulemaking proceeding could result in fundamental changes in the charges we collect from other carriers and our end-users. This proceeding has not yet been completed, and, because of its complexity and economic significance, may not be completed for some time. This complexity is due in part to the advent of new types of traffic (such as VoIP) for which accurate billing is difficult to assure or verify (sometimes referred to as “phantom traffic”). The FCC may address discrete intercarrier compensation issues, such as compensation for phantom traffic, prior to completing comprehensive reform. Also, there has been a national trend toward reducing the amounts charged for use of our networks to terminate all types of calls, with a corresponding shift of costs to end-users. From time to time, the state regulators that regulate intrastate access charges conduct proceedings that may affect the rates and charges for access services.

In October 2004, in a related docket the FCC released an order deciding to forbear from applying certain ISP reciprocal compensation interim rules adopted in 2001. Those particular interim rules related to the cap on the number of minutes of use and the requirement that carriers exchange ISP-bound traffic on a bill-and-keep basis if those carriers were not exchanging traffic pursuant to interconnection agreements prior to adoption of the interim rules. In June 2006, the D.C. Circuit Court of Appeals upheld the October 2004 order, and this order is now final. The effect of this order may be to increase significantly our payments of reciprocal compensation. In some instances, existing state rules regarding reciprocal compensation and applicable interconnection agreements limit the effect of this order.

In January 2005, the FCC initiated a proceeding to examine whether ILEC special access rates should be reduced and pricing flexibility for those services should be curtailed. Reply comments in this proceeding were filed in July 2005. This proceeding is pending before the FCC.

Voice Over Internet Protocol and Broadband Internet Access Services

In September 2003, Vonage Holdings Corporation filed a petition for declaratory ruling requesting that the FCC preempt an order of the Minnesota Public Utilities Commission imposing regulations applicable to providers of telephone service on Vonage’s DigitalVoice, an IP based voice service sold to retail customers. In November 2004, the FCC released its unanimous decision finding that preemption of state telecommunication service regulation was consistent with federal law and policies intended to promote the continued development of the Internet, broadband and interactive services. The FCC further concluded that divergent state rules, regulations and licensing requirements could impede the rollout of those services that benefit consumers by providing them with more choice, competition and innovation. An appeal of the FCC’s order is currently pending before the Eighth Circuit Court of Appeals.

In March 2004, the FCC issued its notice of proposed rulemaking instituting a formal rulemaking proceeding, or the IP-Enabled Services Proceeding, addressing many issues related to VoIP and other Internet services. This rulemaking raises issues that overlap, to a degree, with the rulemakings concerning ILEC Broadband Telecommunications Services and Intercarrier Compensation. There are a number of issues that have been presented to the FCC that concern VoIP and that could affect intercarrier compensation requirements and other federal or state requirements, such as programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The FCC has also stated that the question of whether these IP-based services should be classified as an unregulated “information service” under the Communications Act or as telecommunications services will be addressed in this proceeding. The FCC may also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation and other issues involving IP-enabled services, including access by disabled persons, applicability of law enforcement statutes and the provision of emergency (911) services. This proceeding remains pending. In a separate, but related, rulemaking the FCC has issued rules requiring all VoIP providers to offer 911 service in conjunction with their VoIP services. In another proceeding in 2006, the FCC required providers of VoIP services to make contributions to support “universal service,” based on a percentage of their revenues from those services. This decision has been appealed and is being reviewed on an expedited basis by the D.C. Circuit Court of Appeals. We are following these developments closely, as our network is capable of VoIP transport and other combinations of voice and data in an IP-addressed packet format. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified, and this growth in VoIP could contribute to further declines in our sales of traditional local exchange access lines or local exchange services.

In September 2005, the FCC issued an order reclassifying certain ILEC wireline broadband Internet access offerings as information services no longer subject to tariffing or other common carrier obligations. We have eliminated these offerings from our federal tariffs, which allows us to tailor our wireline broadband Internet access offerings to specific customer needs. A petition for review of the FCC’s order is currently pending before the Third Circuit Court of Appeals. In June 2006, Qwest filed a petition asking the FCC to apply similar regulatory relief to its other broadband services. A decision from the FCC is expected by the second half of 2007.

Universal Service

The FCC maintains a number of “universal service” programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries and rural health care providers. These programs, which currently total over $6 billion annually, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Currently, universal service contributions are assessed at a rate of approximately 10 percent of interstate and international end user telecommunications revenues. The FCC is actively considering a new contribution methodology based on telephone numbers, which could significantly increase our universal service contributions, and potentially affect the demand for certain telecommunications services. If a telephone number contribution methodology is adopted, it will likely apply to all wireline, wireless and VoIP service providers.

We are also currently the recipient of over $80 million annually in federal universal service subsidies (excluding amounts received through the schools, libraries and rural health care programs). The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

Employees

As of December 31, 2006, we employed approximately 38,000 people.

Approximately 22,000 of our employees are represented by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. In August 2005, we reached agreements with the CWA and the IBEW on three-year labor agreements. Each of these agreements was ratified by union members and expires on August 16, 2008.

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

We have adopted written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with

Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the SEC promulgated thereunder and the New York Stock Exchange rules. In the event that we make any changes to, or provide any waivers from, the provisions of our code of conduct applicable to our principal executive officer and senior financial officers, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the SEC. You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or in documents incorporated by reference in this document.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this report.

These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 1A. RISK FACTORS

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which could adversely affect our operating results and financial performance.

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition in our core local business from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network, and resellers. As a reseller of wireless services, we face risks that facility-based wireless providers do not have. In addition, regulatory developments over the past few years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

We are consistently evaluating our responses to these competitive pressures. Our recent responses include product bundling and packaging, our “digital voice” advertising campaign and focusing on customer service. However, we may not be successful in these efforts. We may not have sufficient resources to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as wireless services and satellite video services. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. If these initiatives are unsuccessful or insufficient and our revenue declines significantly without corresponding cost reductions, this will cause a significant deterioration to our results of operations and financial condition and adversely affect our ability to service debt, pay other obligations, or enhance shareholder returns.

Consolidation among participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial performance.

The telecommunications industry is experiencing an ongoing trend towards consolidation, and several of our competitors have consolidated with other telecommunications providers. This trend results in competitors that are larger and better financed and affords our competitors increased resources and greater geographical reach, thereby enabling those competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this trend and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services, such as broadband data, wireless, video and VoIP services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities and our ability to service our debt.

Third parties may claim we infringe upon their intellectual property rights and defending against these claims could adversely affect our profit margins and our ability to conduct business.

From time to time, we receive notices from third parties claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into royalty or licensing agreements on less favorable terms than we could otherwise obtain or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the material matters pending against us, which include the remaining securities actions, the KPNQwest litigation and the investigation currently being conducted by the Department of Justice, or DOJ, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt and equity securities and on our ability to access the capital markets.

As described in “Legal Proceedings” in Item 3 of this report, the remaining securities actions, certain of the KPNQwest litigation, and the DOJ investigation present material and significant risks to us. In the aggregate, the plaintiffs in the remaining securities actions and the KPNQwest litigation, as well as persons who, at their request, were excluded from the settlement class in the consolidated securities action, seek billions of dollars in damages. In addition, the outcome of one or more of these matters or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by many of these matters as they involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged our restatement of items in support of their claims. We continue to defend against the remaining securities actions and the KPNQwest litigation vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. With respect to the remaining securities actions and any additional actions that may be brought by parties who, at their request, were excluded from the settlement class in the consolidated securities action but who have not yet filed suit, we have recorded reserves in our financial statements for the minimum estimated amount of loss we believe is probable. However, the ultimate outcomes of those claims are still uncertain, and the amount of loss we ultimately incur could be substantially more than the reserves we have provided. If the recorded reserves are insufficient, we will need to record additional charges to our consolidated statement of operations in future periods. In addition, settlements or judgments in several of these actions substantially in excess of our recorded reserves could have a significant impact on us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

Further, there are other material proceedings pending against us as described in “Legal Proceedings” in Item 3 of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

Current or future civil or criminal actions against our former officers and employees could reduce investor confidence and cause the trading price of our securities to decline.

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

Trial is scheduled to begin in March 2007 in connection with the criminal charges against Mr. Nacchio, and a trial could take place in the pending SEC lawsuit against Mr. Nacchio and others. Evidence introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny could adversely affect investor confidence and cause the trading price of our securities to decline.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

Our operations are subject to significant federal regulation, including the Communications Act and FCC regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by public utility commissions, or PUCs, and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints. See “Business—Regulation” in Item 1 of this report for additional information about regulations affecting our business.

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state PUCs have adopted reduced or modified forms of regulation for retail services. This is generally beneficial to us because it reduces regulatory costs and regulatory filing and reporting requirements. These changes also generally allow more flexibility for new product introduction and enhance our ability to respond to competition. At the same time, some of the changes, occurring at both the state and federal level, may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. These changes may necessitate the need for customer-specific contracts to address matters previously covered in our tariffs. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state PUC pricing regulation, which could expose us to unanticipated price declines. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

We continue to carry significant debt. As of December 31, 2006, our total debt was approximately $14.9 billion. Approximately $2.3 billion of our debt obligations comes due over the next three years. In addition, holders of the $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”) may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. Cash used by us in connection with any purchases of our common stock would not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $850 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the DOJ investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report.

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

The industry in which we operate is capital intensive and, as such, we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our capital expenditures and operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue in some areas of our business is decreasing. While we believe that our current level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

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

Our debt agreements allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

The terms of our debt instruments permit us to incur additional indebtedness. Additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our financial condition and results of operations could exacerbate the other risks described in this report.

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

Should we make an error in judgment when identifying an acquisition candidate, or should we fail to successfully integrate acquired operations, we will likely fail to realize the benefits we intended to derive from the acquisition and may suffer other adverse consequences. Acquisitions involve a number of other risks, including:

•	incurrence of substantial transaction costs;

•	diversion of management’s attention from operating our existing business;

•	charges to earnings in the event of any write-down or write-off of goodwill recorded in connection with acquisitions;

•	depletion of our cash resources or incurrence of additional indebtedness to fund acquisitions;

•	an adverse impact on our tax position;

•	assumption of liabilities of an acquired business (including unforeseen liabilities); and

•	imposition of additional regulatory obligations by federal or state regulators.

We can give no assurance that we will be able to successfully complete and integrate strategic acquisitions.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. See “Legal Proceedings” in Item 3 of this report for examples of legal proceedings involving some of these adverse positions. For example, in the fourth quarter of 2004, we received notices of proposed adjustments on several significant issues for the 1998-2001 audit cycle. Certain of these proposed adjustments are before the Appeals Office of the IRS. And in June 2006 we received notices of proposed adjustments on several significant issues for the 2002-2003 audit cycle, including a proposed adjustment disallowing a loss we recognized relating to the sale of our DEX directory publishing business. There is no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

Because prior to 1999 we were a member of affiliated groups filing consolidated U.S. federal income tax returns, we could be severally liable for tax examinations and adjustments not directly applicable to current members of the Qwest affiliated group. Tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. Generally, we have not provided for liabilities of former affiliated members or for claims they have asserted or may assert against us.

While we believe our tax reserves adequately provide for the associated tax contingencies, our tax audits and examinations may result in tax liabilities that differ materially from those we have recorded in our consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results or our net operating loss carryforwards.

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

The capital markets often experience extreme price and volume fluctuations. The overall market and the trading price of our securities may fluctuate greatly. The trading price of our securities may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results;

•	changes in investors’ and analysts’ perception of the business risks and conditions of our business;

•	broader market fluctuations;

•	general economic or political conditions;

•	acquisitions and financings including the issuance of substantial number of shares of our common stock as consideration in acquisitions;

•	the high concentration of shares owned by a few investors;

•

sale of a substantial number of shares held by the existing shareholders in the public market, including shares issued upon exercise of outstanding options or upon the conversion of our convertible notes; and

•	general conditions in the telecommunications industry.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Components of gross investment in property, plant and equipment:
Land and buildings	7%	8%
Communications equipment	44%	43%
Other network equipment	44%	43%
General-purpose computers and other	5%	6%

Total	100%	100%

Land and buildings consist of land, land improvements, central office and certain administrative office buildings. Communications equipment primarily consists of switches, routers and transmission electronics. Other network equipment primarily includes conduit and cable. General-purpose computers and other consist principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $46.4 billion and $46.0 billion at December 31, 2006 and 2005, respectively, before deducting accumulated depreciation.

We own and lease administrative offices in major metropolitan locations both in the United States and internationally. Our network management centers are located primarily in buildings that we own at various locations in geographic areas that we serve. Substantially all of the installations of central office equipment for our local service business are located in buildings and on land that we own. Our out-of-region assets are generally located in real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of such agreements, due to their termination or their expiration.

In addition, several putative class actions have been filed against us disputing our use of certain rights-of-way. For a description of these actions, see “Legal Proceedings” in Item 3 of this report. If we lose any such rights-of-way or are unable to renew them, we may find it necessary to move or replace the affected portions of the network. However, we do not expect any material adverse impacts as a result of the loss of any such rights.

For additional information, see Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS

Throughout this section, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. Settlement classes have been certified in connection with the settlements of certain of the putative class actions described below where the courts held that the named plaintiffs represented the settlement class they purported to represent. To the extent appropriate, we have provided reserves for each of the matters described below.

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado against us and various other defendants. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about our business and investments, including materially false statements in certain of our registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

In November 2005, we, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants. No parties admit any wrongdoing as part of the settlement. Pursuant to the settlement, we have deposited approximately $400 million in cash into a settlement fund—$200 million of which was deposited in 2006, and $200 million of which (plus interest) was deposited on January 12, 2007. In connection with the settlement, we received $10 million from Arthur Andersen LLP, which is also being released by the class representatives and the class they represent. If the settlement is not implemented, we will be repaid the $400 million, less certain expenses, and we will repay the $10 million to Arthur Andersen.

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement and certifying a settlement class on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff have appealed that order, and their appeal is pending.

As noted below under “Remaining Securities Actions,” a number of persons, including large pension funds, were excluded from the settlement class at their request. Some of these pension funds have filed individual suits against us. We will continue to defend against such claims vigorously.

Settlement of Consolidated ERISA Action

Seven putative class actions brought against us purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, were consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of Qwest, former officers and employees of Qwest and Deutsche Bank Trust Company Americas, or Deutsche Bank (formerly doing business as Bankers Trust Company). These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs asserted breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of our stock in the Plan from March 7, 1999 until January 12, 2004. Plaintiffs sought damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, we, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action against us and all defendants. No parties admit any wrongdoing as part of the proposed settlement. We have deposited $33 million in cash into a settlement fund in connection with the proposed settlement. Pursuant to the Stipulation of Settlement, we have also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. Deutsche Bank has deposited $4.5 million in cash into a settlement fund to settle the claims against it in connection with the proposed settlement. We received certain insurance proceeds as a contribution by individual defendants to this settlement, which offset $10 million of our $33 million payment. If the settlement is not ultimately effected, we will be repaid the amounts we have deposited into the settlement fund, less certain expenses, and we will repay the insurance proceeds.

In January 2007, the district court issued an order approving the settlement and certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the Qwest Shares Fund, U S WEST Shares Fund or Qwest common stock in their Plan accounts from March 7, 1999 until January 12, 2004. That order is subject to appeal.

Remaining Securities Actions and DOJ Investigation

The remaining securities actions and the DOJ investigation described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our previously issued consolidated financial statements for the year ended December 31, 2002, or our 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters.

We have reserves recorded in our financial statements for the minimum estimated amount of loss we believe is probable with respect to the remaining securities actions as well as any additional actions that may be brought by parties that, as described below under “Remaining Securities Actions,” have opted out of the settlement of the consolidated securities action. We have recorded our estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserves are insufficient to cover these matters, we will need to record additional charges to our consolidated statement of operations in future periods. The amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss we may ultimately incur could be substantially more than the reserves we have provided.

We continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Settlements or judgments in several of these actions substantially in excess of our recorded reserves could have a significant impact on us. The magnitude of such settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the securities actions, DOJ investigation and certain other matters.

Remaining Securities Actions

We are a defendant in the securities actions described below. At their request, plaintiffs in these actions were excluded from the settlement class of the consolidated securities action. As a result, their claims were not released by the district court’s order approving the settlement of the consolidated securities action. These plaintiffs have variously alleged, among other things, that we and others violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper accounting practices. Other defendants in one or more of these actions include former directors, officers and employees of Qwest, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in our securities in excess of $860 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court Where Action Is Pending
State of New Jersey (Treasury Department, Division of Investment)	November 27, 2002	New Jersey Superior Court, Mercer County

State Universities Retirement System of Illinois	January 10, 2003	Circuit Court of Cook County, Illinois

Shriners Hospitals for Children	March 22, 2004 October 31, 2006	Federal District Court in Colorado

Teachers’ Retirement System of Louisiana	March 30, 2004	Federal District Court in Colorado

New York State Common Retirement Fund	April 18, 2006	Federal District Court in Colorado

San Francisco Employees Retirement System	April 18, 2006	Federal District Court in Colorado

Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado

Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	Federal District Court in Colorado

Merrill Lynch Investment Master Basic Value Trust Fund, et al.	June 21, 2006	Federal District Court in Colorado

Denver Employees Retirement Plan	August 7, 2006	Federal District Court in Colorado

FTWF Franklin Mutual Beacon Fund, et al.	October 17, 2006	Superior Court, State of California, County of San Francisco

Since the beginning of the fourth quarter of 2006, we settled the claims of certain of those parties who were excluded from the settlement class of the consolidated securities action.

At their request, other persons (including large pension funds) who have not yet filed suit were also excluded from the settlement class. As a result, their claims will not be released by the order approving the settlement of the consolidated securities action even if that order is affirmed on appeal. We expect that some of these other persons will file actions against us if we are unable to resolve those matters amicably. In the aggregate, the persons who have requested exclusion from the settlement class, excluding those listed in the table above and those whose claims have been settled, contend that they have incurred losses resulting from their investments in our securities of approximately $1.19 billion, which does not include any claims for punitive damages or interest. Due to the fact that many of the persons who requested exclusion from the settlement class have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

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

KPNQwest Litigation/Investigation

Settlement of Putative Securities Class Action

A putative class action was brought in the federal district court for the Southern District of New York against us, certain of our former executives who were also on the supervisory board of KPNQwest, N.V. (of which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The most recent complaint alleged, purportedly on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs sought compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. In February 2006, we, certain other defendants and the putative class representative in this action executed an agreement to settle the case against us and certain other defendants. No parties admitted any wrongdoing as part of the settlement. The settlement agreement settled the individual claims of the putative class representative and the claims of the class he purports to represent against us and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. Those defendants are parties to a separate settlement agreement with the putative class representative. In January 2007, the federal district court for the Southern District of New York issued an order approving the settlements and certifying a settlement class on behalf of purchasers of KPNQwest’s publicly traded securities from November 9, 1999 through May 31, 2002. The district court’s order approving the settlements is subject to appeal.

At their request, certain individuals and entities were excluded from the KPNQwest securities settlement class. As a result, their claims will not be released even if the court order approving the settlement is implemented. Some of these individuals and entities have already filed actions against us, as described below, and we are vigorously defending against these claims. We expect that at least some of the other persons who were excluded from the settlement class will also pursue actions against us if we are unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses resulting from their investments in KPNQwest securities during the settlement class period of at least $76 million, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

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

Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. We are seeking review by the Arizona Supreme Court of that portion of the Court of Appeals decision that reversed the superior court.

On June 25, 2004, the trustees in the Dutch bankruptcy proceeding for KPNQwest filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should not be adjudicated in the United States. Plaintiffs have appealed this decision to the United States Court of Appeals for the Third Circuit.

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V., Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or $289 million based on the exchange rate on December 31, 2006).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. Purporting to speak for an unspecified number of shareholders, VEB also sought exclusion from the settlement class in the settlements of the KPNQwest putative securities class action described above. The information that VEB provided in support of its request for exclusion did not indicate the losses claimed to have been sustained by VEB or the unspecified shareholders that VEB purports to represent, and thus those claims are not included in the approximately $76 million of losses claimed by those who requested exclusion from the settlement class, as described above. In view of these and other deficiencies in VEB’s request for exclusion, VEB was not excluded from the settlement class. We can provide no assurance, however, that the settlement would be enforced against VEB or the shareholders it purports to represent if VEB or such shareholders were to bring claims against us in The Netherlands.

Other than the putative class action in which we have entered into a settlement that has been approved by the district court (and for which we have a remaining reserve of $5.5 million in connection with the settlement), we will continue to defend against the pending KPNQwest litigation matters vigorously.

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

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would have resolved the disputes described above. This settlement was subject to approval by the Commission. The Commission conducted hearings on this settlement and then an amended settlement. The amended settlement included the Commission Staff as a party. On December 28, 2006, the Commission conditionally approved the settlement subject to certain modifications and a compliance filing. On January 18, 2007, the settling parties submitted a compliance filing, and during an open meeting on January 30, 2007, the Commission indicated its acceptance of that filing. The effective date of the settlement was February 1, 2007. Under the settlement, we would contribute $5 million to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the New Mexico Department of Education. This $5 million contribution is subject to approval by the New Mexico Legislature. The settlement obligates us to issue credits in the total amount of $10 million to New Mexico customers within 120 days of the effective date of the settlement. In addition, we would invest in our New Mexico network a total of $255 million in five specific categories of telecommunications infrastructure projects. These projects include, among other things, expanding the availability of high speed Internet access and providing various network and asset improvements. The settlement requires us to complete the high speed Internet access project within 36 months of the effective date and the other projects within 42 months of the effective date.

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

Matter Resolved in the Fourth Quarter of 2006

The Internal Revenue Service (“IRS”) had proposed a tax adjustment for tax years 1994 through 1996. The principal issue involved the allocation of costs between long-term contracts with customers for the installation of conduit or fiber optic cable and additional conduit or fiber optic cable retained by us. The IRS disputed the allocation of the costs between us and third parties. Similar claims were asserted against us with respect to the 1997 to 1998 and the 1998 to 2001 audit periods.

The U.S. Tax Court found in our favor for tax years 1994 through 1996, and that decision became final in November 2006. Also, in November 2006, we reached agreement with the IRS to settle this matter for the 1997 to 1998 audit period. We anticipate the Tax Court will adopt this settlement in early 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Qwest Common Stock

The United States market for trading in our common stock is the New York Stock Exchange. As of February 1, 2007, our common stock was held by approximately 320,000 stockholders of record. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

	Market Price
	High	Low
2006
Fourth quarter	$9.03	$7.41
Third quarter	9.22	7.46
Second quarter	8.09	6.12
First quarter	7.48	5.10

2005
Fourth quarter	$5.95	$3.92
Third quarter	4.23	3.58
Second quarter	3.94	3.30
First quarter	4.86	3.50

We did not pay any cash dividends on our common stock in 2006 or 2005. Some of our debt instruments contain restrictions on the amount of dividends we can pay. See Note 9—Borrowings to our consolidated financial statements in Item 8 of this report for more information about these restrictions. The most restrictive covenant currently is under our Credit Facility, which is currently undrawn. The Credit Facility currently allows us to pay dividends and repurchase shares up to $1.7 billion, plus any cumulative net income and net proceeds from the issuance of common stock, less any dividends paid or shares repurchased. In addition, like other companies that are incorporated in Delaware, we are also limited by Delaware law in the amount of dividends we can pay.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the fourth quarter of 2006:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Period
October 2006	—		—	—	$2,000,000,000
November 2006	26,030,874	(2)	$8.03	26,026,600	$1,790,983,062
December 2006	669,416	(3)	$8.37	—	$1,790,983,062

Total	26,700,290			26,026,600

(1)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years.
(2)	Amount includes 4,274 shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(3)	Represents shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by various changes in accounting principles and merger, acquisition and disposition activity, including:

•

the adoption of Statement of Financial Accounting Standards, or SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R),” or SFAS No. 158, which was effective on December 31, 2006;

•	the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was effective on January 1, 2003;

•	the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002; and

•	the disposition of our directory business in 2003 and 2002.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions, shares in thousands except per share amounts)
Operating revenue	$13,923	$13,903	$13,809	$14,288	$15,371
Operating expenses	12,368	13,048	14,097	14,542	34,288
Income (loss) from continuing operations	593	(757)	(1,794)	(1,313)	(17,618)
Income from and gain on discontinued operations, net of taxes	—	—	—	2,619	1,950
Cumulative effect of changes in accounting principles, net of taxes	—	(22)	—	206	(22,800)
Net income (loss)(1)	$593	$(779)	$(1,794)	$1,512	$(38,468)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.31	$(0.41)	$(1.00)	$(0.76)	$(10.48)
Income (loss) per share	$0.31	$(0.42)	$(1.00)	$0.87	$(22.87)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.30	$(0.41)	$(1.00)	$(0.76)	$(10.48)
Income (loss) per share	$0.30	$(0.42)	$(1.00)	$0.87	$(22.87)

Weighted average shares outstanding:
Basic	1,889,857	1,836,374	1,801,405	1,738,766	1,682,056
Diluted	1,971,545	1,836,374	1,801,405	1,738,766	1,682,056

Other data:
Cash provided by operating activities	$2,789	$2,313	$1,848	$2,175	$2,388
Cash used for investing activities	1,700	459	1,905	2,730	2,738
Cash used for financing activities	694	2,159	158	4,856	789
Capital expenditures	1,632	1,613	1,731	2,088	2,764

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Balance sheet data:
Total assets	21,239	21,497	24,324	26,343	29,473
Total debt(2)	14,892	15,480	17,286	17,508	22,540
Total debt to total capital ratio(3)	110.75%	126.23%	117.80%	106.16%	114.36%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 of this report for a discussion of unusual items affecting the results for 2006, 2005, and 2004. Results for 2003 and 2002 were affected by the items described above and by the following items (shown net of taxes).

•

2003 net income includes a charge of $140 million ($0.08 per basic and diluted share) for an impairment of assets and a net charge of $241 million ($0.14 per basic and diluted share) resulting from the termination of services arrangements with Calpoint and another service provider.

•

2002 net loss includes charges aggregating $14.927 billion ($8.87 per basic and diluted share) for goodwill and asset impairments, a net charge of $112 million ($0.07 per basic and diluted share) for merger-related, restructuring and other charges, a charge of $1.190 billion ($0.71 per basic and diluted share) for the losses and impairment of investment in KPNQwest, and a gain of $1.122 billion ($0.67 per basic and diluted share) relating to the gain on the early retirement of debt.

(2)	Total debt is the summation of current borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.
(3)	The total debt to total capital ratio is a measure of the amount of total debt in our capitalization. The ratio is calculated by dividing total debt by total capital. Total debt includes current borrowings and long-term borrowings—net as reflected on our consolidated balance sheets. Total capital is the sum of total debt and total stockholders’ deficit.

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

Business Overview and Presentation

We provide voice, data and video services. We operate most of our business within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Our operating revenue is generated from our wireline, wireless and other services segments. An overview of the segment results is provided in Note 15—Segment Information to our consolidated financial statements in Item 8 of this report. Segment discussions reflect the way we currently report our operating results to our Chief Operating Decision Maker, or CODM. These discussions include revenue results for each of our customer channels within the wireline services segment: mass markets, business and wholesale. In order to better serve the needs of our mid-size business customers, in 2006 we reclassified these customers from our mass markets channel into our business channel for all periods presented. Segment results presented in this item and in Note 15—Segment Information to our consolidated financial statements in Item 8 of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Certain prior year revenue, expense and access line amounts have been reclassified to conform to the current year presentations.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. We focus on our revenue mix and high growth products. Revenue from data, Internet and video services currently represents 33% of our total revenue and continues to grow. Some of our growth products and services include high-speed Internet access, private line, MPLS-based services sold as iQ Networking™, long-distance VoIP and video. The revenue from these products has more than offset declines in revenue from traditional WAN services. Revenue from our traditional products and services continues to decline as customers shift from traditional technology to Internet-based technology. See “Business” in Item 1 of this report for more information about these and our other products and services.

We have expanded the availability of our high-speed Internet access services, and subscribers continue to grow as customers migrate their Internet service to higher speed connections. We reached 2.1 million subscribers in 2006 compared to 1.5 million and 1.0 million subscribers in 2005 and 2004, respectively. We expect growth in subscribers to continue, even though we expect to face continuing competition for these subscribers. In addition, we believe the ability to continually increase connection speeds is competitively important. As such, we continue to increase our available connection speeds in order to meet customer demand.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are increasingly substituting cable, wireless and VoIP for traditional telecommunications services, which has increased the number and type of competitors within our industry and has steadily decreased our market share. Product bundling, as described below, has been one of our responses to our declining revenue due to access line losses.

•

Product bundling. We believe consumers value the convenience of receiving multiple services from a single provider. Accordingly, we launched product bundles in 2005 and continue to promote them through our marketing and advertising efforts. Product bundles represent combinations of products and services, such as local and long distance (marketed as “digital voice”), high-speed Internet access, video and wireless for our mass markets customers. As a result of these offerings, our sales of bundled products have increased. While bundle discounts resulted in lower average revenue for our products, product bundles have increased customer retention.

•

Variable expenses. Expenses associated with products and services such as wireless, long-distance, and high-speed Internet access tend to be more variable in nature than expenses associated with our traditional telecommunications services such as local voice. As our revenue mix shifts away from revenue from traditional telecommunications services, our expense structure becomes more variable in nature. We expect this shift, combined with regulatory and market pricing forces, will continue to pressure operating expenses.

•

Facility costs. Facility costs are third-party telecommunications expenses we incur by using other carriers’ networks to provide services to our customers. Facility costs do not always change proportionally with revenue fluctuations. However, we continue to reduce costs in this area through our ongoing initiatives to optimize our usage of other carriers’ services, and we continue to benefit from reduced costs due to the renegotiation, termination or settlement of various service arrangements in prior periods.

•

Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to adjust our workforce in response to changes in the telecommunications industry and productivity improvements. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

We generate revenue from our wireline services, wireless services and other services as described below.

•

Wireline services. The wireline services segment uses our network to provide voice services and data, Internet and video services to mass markets, business and wholesale customers. Our wireline services include:

•

Voice services. Voice services include local voice services, long-distance voice services and access services. Local voice services include basic local exchange, switching, and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Long-distance voice services include domestic and international long-distance services. Access services include fees charged to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. Data, Internet and video services represent our fastest growing source of revenue. We offer data and Internet services through all three of our customer channels. Our mass markets customers purchase primarily high-speed Internet access and video services, including cable-based video and resold satellite digital television.

We offer our suite of growth products and services (such as data integration, private line, iQ Networking™; web hosting and VoIP) and traditional products and services (such as, ATM, frame relay, dedicated Internet access, VPN, ISDN and Internet dial-up access) primarily to our business and wholesale customers. We also include some traditional voice grade services with these services if they are bundled together in an end-to-end solution for the customer.

•

Wireless services. We sell wireless products and services, including access to a nationwide wireless network, to mass markets and business customers, primarily within our local service area. We also offer an integrated service, which enables customers to use the same telephone number and voice mailbox for their wireless phone as for their home or business phone. Our wireless products and services are primarily marketed to consumers as part of our bundled offerings.

•	Other services. Other services include subleases of our unused real estate, such as space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the years ended December 31, 2006, 2005 and 2004 and the number of employees as of December 31, 2006, 2005 and 2004:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
	(Dollars in millions, except per share amounts and employee headcount)
Operating revenue	$13,923	$13,903	$13,809	$20	$94	0%	1%
Operating expenses, excluding asset impairment charges	12,368	13,048	13,984	(680)	(936)	(5)%	(7)%
Asset impairment charges	—	—	113	—	(113)	nm	(100)%
Other expense—net	998	1,615	1,418	(617)	197	(38)%	14%
Income (loss) before income taxes and cumulative effect of changes in accounting principles	557	(760)	(1,706)	1,317	946	nm	55%
Income tax benefit (expense)	36	3	(88)	33	91	nm	nm
Income (loss) before cumulative effect of changes in accounting principles	593	(757)	(1,794)	1,350	1,037	nm	58%
Cumulative effect of changes in accounting principles—net of taxes	—	(22)	—	22	(22)	nm	nm
Net income (loss)	$593	$(779)	$(1,794)	$1,372	$1,015	nm	57%
Income (loss) per share:
Basic	$0.31	$(0.42)	$(1.00)	$0.73	$0.58	nm	58%
Diluted	$0.30	$(0.42)	$(1.00)	$0.72	$0.58	nm	58%

Employees	38,383	39,641	41,458	(1,258)	(1,817)	(3)%	(4)%

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Operating Revenue

2006 COMPARED TO 2005

The following table compares our operating revenue by segment, including the detail by customer channels within our wireline services segment:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Mass markets	$4,004	$4,197	$(193)	(5)%
Business	1,226	1,272	(46)	(4)%
Wholesale	682	757	(75)	(10)%

Total local voice services	5,912	6,226	(314)	(5)%

Long-distance services:
Mass markets	640	562	78	14%
Business	554	568	(14)	(2)%
Wholesale	1,059	1,086	(27)	(2)%

Total long-distance services	2,253	2,216	37	2%

Access services	550	664	(114)	(17)%

Total voice services	8,715	9,106	(391)	(4)%

Data, Internet and video services:
Mass markets	875	626	249	40%
Business	2,338	2,305	33	1%
Wholesale	1,400	1,298	102	8%

Total data, Internet and video services	4,613	4,229	384	9%

Total wireline services revenue	13,328	13,335	(7)	(0)%
Wireless services revenue	557	527	30	6%
Other services revenue	38	41	(3)	(7)%

Total operating revenue	$13,923	$13,903	$20	0%

Wireline Services Revenue

Voice Services

Local voice services. Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above and, to a lesser extent, discounts on our product bundles offered to our mass markets customers. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Wholesale local services revenue continued to be affected by accelerated weakening demand for UNEs.

As discussed below, we had increased revenue relating to several other products and services, such as long-distance voice services and data, Internet and video services. These increases more than offset the decrease in local voice services revenue described above.

The following table summarizes our access lines by customer channel as of December 31, 2006 and 2005:

	As of December 31,
	2006	2005	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	9,430	10,060	(630)	(6)%
Business	2,870	2,969	(99)	(3)%
Wholesale	1,495	1,710	(215)	(13)%

Total	13,795	14,739	(944)	(6)%

Long-distance services. The increase in mass markets long-distance services revenue was due to increased volumes and higher average revenue per user as more customers migrated to our fixed fee based offerings. The increased volumes were primarily driven by growth of 142,000, or 3%, in the number of long-distance subscribers. This increase in revenue was partially offset by a decrease in international wholesale long-distance services revenue primarily due to lower volumes and changes in country mix.

Access services. Access services revenue decreased due to a decline in volumes of 10% and lower access rates due to legislative and regulatory changes in certain states. Additionally, in 2005, we recognized a non-recurring benefit due to favorable regulatory rulings and recorded $23 million of favorable settlement related to a customer billing dispute.

Data, Internet and Video Services

The increase in data, Internet and video services revenue in our mass markets channel was primarily due to a 44% increase in high-speed Internet subscribers and, to a lesser extent, increases in satellite video subscribers. The growth in high-speed Internet revenue resulted from increased penetration and expanded service availability and from customers migrating from dial-up connections to higher speed plans.

The increase in data and Internet services revenue in our business channel was primarily due to growth in private line, iQ Networking™ and data integration offset by decreases in traditional WAN products. Also offsetting these increases was a decline in Internet dial-up access services as we de-emphasized these services due to advances in technology and the continuing margin decline on these services.

The increase in data and Internet services revenue in our wholesale channel was primarily due to growth in our long-distance VoIP and private line services. Our long-distance VoIP revenue increased as customers migrated to an integrated data technology, which allows them to maintain a single network. Additionally, our private line revenue increased primarily due to volume growth, partially offset by reduced rates associated with the renegotiation of a contract with a large wholesale customer.

Wireless Services Revenue

Wireless services revenue increased due to a 4% increase in the number of subscribers. In addition, wireless services revenue increased due to higher average rates as customers selected higher priced calling plans.

2005 COMPARED TO 2004

The following table compares our operating revenue by segment including the detail by customer channels within our wireline services segment:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Mass markets	$4,197	$4,410	$(213)	(5)%
Business	1,272	1,313	(41)	(3)%
Wholesale	757	791	(34)	(4)%

Total local voice services	6,226	6,514	(288)	(4)%

Long-distance services:
Mass markets	562	453	109	24%
Business	568	600	(32)	(5)%
Wholesale	1,086	1,035	51	5%

Total long-distance services	2,216	2,088	128	6%

Access services	664	689	(25)	(4)%

Total voice services	9,106	9,291	(185)	(2)%

Data, Internet and video services:
Mass markets	626	463	163	35%
Business	2,305	2,200	105	5%
Wholesale	1,298	1,301	(3)	(0)%

Total data, Internet and video services	4,229	3,964	265	7%

Total wireline services revenue	13,335	13,255	80	1%
Wireless services revenue	527	514	13	3%
Other services revenue	41	40	1	3%

Total operating revenue	$13,903	$13,809	$94	1%

Wireline Services Revenue

Voice Services

Local voice services. The decrease in local voice services revenue in our business and mass markets channels was primarily due to access line losses from competitive pressures including wireless and cable substitution, partially offset by an increase in Universal Service Fund, or USF, revenue due to long-distance revenue growth and USF rate increases. The decrease in our wholesale channel was primarily due to the sale of a large portion of our payphone business in August 2004 partially offset by UNE increases, including our non-tariff product. In addition, wholesale access lines decreased along with sales of UNEs and related operator and billing services to local competitors as an increasing percentage of competition in our local area is coming from facilities-based competition, including wireless and cable companies.

The following table shows our access lines by customer channel as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	10,060	10,534	(474)	(4)%
Business	2,969	3,109	(140)	(5)%
Wholesale	1,710	1,879	(169)	(9)%

Total	14,739	15,522	(783)	(5)%

Long-distance services. The increase in mass markets long-distance services revenue was primarily due to a 6% increase in in-region long-distance subscribers (adding 270,000 subscribers in 2005), increased minutes of use, increases in our monthly recurring charges, and increased participation in our unlimited plan. These increases were partially offset by out-of region declines in both our mass markets and business channels. The wholesale revenue increase was driven by volume and domestic rate increases partially offset by decreased international volume and rates.

Access services. Access services revenue was negatively affected by mass markets and business access line losses, as well as our increased penetration into in-region long-distance (as we became a competitor to our access services customers). The decrease in total access services was partially offset by favorable settlements of customer billing disputes during 2005.

Data, Internet and Video Services

The increase in mass markets data, Internet and video services revenue was primarily driven by a 43% increase in the number of high-speed Internet subscribers as we expanded our high-speed Internet service area to 77% of our local service area in 2005 from 67% in 2004. This growth came from continued expansion of service availability and increased penetration of high-speed Internet where service is available. We believe this growth was supported by our increased marketing efforts.

The increase in business data, Internet and video services revenue was driven by the recognition of $70 million in revenue from a large government data integration arrangement and increased revenue related to WAN (including IQ Networking™ and VPN) and private line services, partially offset by a decrease in frame relay revenue.

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

Operating Expenses

This section should be read in conjunction with our business trends discussed above.

2006 COMPARED TO 2005

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$2,440	$2,692	$(252)	(9)%
Network expenses	252	267	(15)	(6)%
Employee-related costs	1,573	1,587	(14)	(1)%
Other non-employee related costs	1,342	1,290	52	4%

Total cost of sales	5,607	5,836	(229)	(4)%
Selling, general and administrative:
Property and other taxes	320	353	(33)	(9)%
Bad debt	155	173	(18)	(10)%
Restructuring, realignment and severance related costs	63	114	(51)	(45)%
Employee-related costs	1,639	1,623	16	1%
Other non-employee related costs	1,814	1,884	(70)	(4)%

Total selling, general and administrative	3,991	4,147	(156)	(4)%
Depreciation	2,381	2,612	(231)	(9)%
Capitalized software and other intangible assets amortization	389	453	(64)	(14)%

Total operating expenses	$12,368	$13,048	$(680)	(5)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales includes employee-related costs (such as salaries, wages and benefits directly attributable to products or services), network expenses, facility costs and other non-employee related costs (such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services and the cost of data integration and wireless handsets).

Cost of sales as a percentage of revenue decreased to 40% from 42%. Our facility costs decreased as we continue to implement initiatives to optimize our usage of other carriers’ services and as we continue to benefit from reduced costs due to the renegotiation, termination or settlement of service arrangements in prior periods. Other non-employee related costs increased primarily due to costs associated with higher data integration revenue. USF expenses also increased due to a refund in 2005 and increased charges on certain products in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include employee-related costs (such as salaries, wages and benefits not directly attributable to products or services, and, sales commissions), restructuring, realignment and severance related costs, bad debt charges, property and other taxes and other non-employee related costs (such as real estate costs, marketing and advertising, professional service fees and computer systems support).

SG&A expenses as a percentage of revenue decreased to 29% from 30% as we continue to focus on reducing costs and increasing efficiencies.

Property and other taxes decreased primarily due to a one-time $43 million reduction in our estimated sales and use tax obligations.

In 2006, restructuring, realignment and severance related costs were associated with the closing of two call centers and a planned reduction in employees as we continue to adjust our workforce in response to changes in the telecommunications industry and productivity improvements. In 2005, these costs consisted primarily of real estate realignment for locations no longer used in our operations.

Other non-employee related costs decreased primarily due to decreases associated with third party information technology services, litigation and other professional fees, which were partially offset by increased marketing and advertising costs primarily associated with our product bundling promotions.

Pension and Post-Retirement Benefits

Our results include the combined cost of our pension, non-qualified pension and post-retirement healthcare and life insurance plans. The combined expense of the benefit plans is allocated to cost of sales and SG&A expense. The expense is a function of the amount of benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans. We recorded expense of $203 million and $236 million in 2006 and 2005, respectively. The expense decreased as a result of decreased interest costs due to lower discount rates, an increase in the expected benefit from the Medicare Part D federal subsidy on prescription drug benefits, and plan design changes associated with a new union contract entered into in August 2005. Partially offsetting these impacts were increases in expense due to lower expected return on investments in the benefit trusts.

Effective January 1, 2007, our levels of contributions for certain post-retirement healthcare benefits were capped and the post-retirement benefit under the life insurance plan was reduced. As a result of these changes and improved return on our investments, we expect our 2007 pension and post-retirement combined expense to decline by approximately $150 million.

For additional information on our pension and post-retirement plans, see Note 12—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Operating Expenses by Segment

Wireline and wireless segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and telemarketing. We manage administrative services costs such as finance, information technology, real estate, legal, other marketing and advertising and human resources centrally; consequently, these costs are included in the other services segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the years presented. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Our CODM regularly reviews the results of operations at a segment level to evaluate the performance of each segment and allocate resources.

Wireline Services Segment Expenses

The following table provides detail regarding our wireline services segment for the years ended December 31, 2006 and 2005:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Wireline services expenses:
Facility costs	$2,146	$2,387	$(241)	(10)%
Network expenses	248	258	(10)	(4)%
Bad debt	98	122	(24)	(20)%
Restructuring, realignment and severance related costs	45	34	11	32%
Employee-related costs	2,363	2,369	(6)	(0)%
Other non-employee related costs	1,495	1,441	54	4%

Total wireline services expenses	$6,395	$6,611	$(216)	(3)%

Wireline services expenses decreased primarily due to decreased facility costs driven by our implementation of initiatives to optimize our usage of other carriers’ services. Facility costs also decreased as we continue to benefit from reduced costs due to the renegotiation, termination or settlement of service arrangements in prior periods.

Bad debt expense decreased due to improvements in our collection practices and experience. We do not expect bad debt expense will continue to decrease at similar levels in future periods.

We incurred $40 million of severance related expenses, primarily associated with the closing of two call centers and a planned reduction in network employees as we continue to adjust our workforce in response to changes in the telecommunications industry and productivity improvements.

Other non-employee related costs increased primarily due to costs associated with data integration revenue growth and increased USF expenses as described above in “Cost of Sales.”

Wireless Services Segment Expenses

The following table provides detail regarding our wireless services segment for the years ended December 31, 2006 and 2005:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Wireless services expenses:
Facility costs	$294	$305	$(11)	(4)%
Wireless equipment	111	107	4	4%
Bad debt	53	51	2	4%
Employee-related costs	46	50	(4)	(8)%
Other non-employee related costs	58	75	(17)	(23)%

Total wireless services expenses	$562	$588	$(26)	(4)%

While wireless services revenue increased in 2006, facility costs decreased as a result of lower rates negotiated with our third-party vendor, partially offset by volume growth.

Other non-employee related expenses decreased primarily due to lower marketing and advertising expenses and decreased costs associated with our transition to a third-party vendor, which was completed in 2005.

Other Services Segment Expenses

The following table provides detail about our other services segment for the years ended December 31, 2006 and 2005:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Other services expenses:
Property and other taxes	$318	$351	$(33)	(9)%
Real estate costs	437	422	15	4%
Restructuring, realignment and severance related costs	19	79	(60)	(76)%
Employee-related costs	803	791	12	2%
Other non-employee related costs	1,064	1,141	(77)	(7)%

Total other services expenses	$2,641	$2,784	$(143)	(5)%

Property and other taxes decreased primarily due to a one-time $43 million reduction in our estimated sales and use tax obligations.

In 2006, restructuring, realignment and severance related costs were associated with the planned reduction in employees as we continue to adjust our workforce in response to changes in the telecommunications industry and productivity improvements. In 2005, these costs consisted primarily of real estate realignment for locations no longer used in our operations.

Other non-employee related costs decreased primarily due to lower third party information technology costs and lower litigation and other professional fees. These decreases were partially offset by increased marketing and advertising costs primarily associated with our product bundling promotions.

2005 COMPARED TO 2004

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$2,692	$2,728	$(36)	(1)%
Network expenses	267	262	5	2%
Employee-related costs	1,587	1,705	(118)	(7)%
Other non-employee related costs	1,290	1,195	95	8%

Total cost of sales	5,836	5,890	(54)	(1)%
Selling, general and administrative:
Property and other taxes	353	386	(33)	(9)%
Bad debt	173	194	(21)	(11)%
Restructuring, realignment and severance related costs	114	211	(97)	(46)%
Employee-related costs	1,623	1,729	(106)	(6)%
Other non-employee related costs	1,884	2,451	(567)	(23)%

Total selling, general and administrative	4,147	4,971	(824)	(17)%
Depreciation	2,612	2,626	(14)	(1)%
Capitalized software and other intangible assets amortization	453	497	(44)	(9)%
Asset impairment charges	—	113	(113)	(100)%

Total operating expenses	$13,048	$14,097	$(1,049)	(7)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales as a percentage of revenue decreased to 42% from 43% primarily due to decreased facility and employee-related costs as described below.

Facility costs decreased largely due to cost savings primarily from network optimization efforts including the renegotiation, termination or settlement of service arrangements. These benefits were partially offset by approximately $220 million in increases associated with selling wireless through a third-party vendor as opposed to operating and maintaining our own wireless network and higher long distance volumes.

Employee-related costs decreased primarily due to a 4% employee reduction from our prior year restructuring plans as well as a continued focus on containing our employee-related costs and productivity improvements.

Other non-employee related costs increased primarily due to non-recurring costs associated with the large data integration arrangement described above in “Wireline Services Revenue—Data, Internet and Video Services.” The remaining fluctuation is primarily due to increased call termination fees related primarily to a favorable settlement in 2004 and USF rate increases, offset by decreased equipment costs related to our wireless and high-speed Internet products.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenue decreased to 30% from 36% primarily due to $550 million of reserves recorded in 2004 related to litigation matters and employee-related costs primarily due to prior year restructuring as described below.

Our property and other taxes decreased primarily due to favorable property tax settlements in 2005 in excess of property tax settlements in 2004.

Bad debt expense decreased primarily due to the continued trend of improved wireline collections resulting in reduced days sales outstanding, partially offset by favorable bad debt settlements in 2004.

Restructuring, realignment and severance related costs decreased due to a charge of $128 million in 2004 resulting from a planned workforce reduction. Employee-related costs decreased primarily due to employee reductions from our restructuring efforts, normal attrition and productivity improvements.

Other non-employee related costs decreased for the year ended December 31, 2005 primarily due to $550 million of reserves recorded in 2004 related to litigation matters and reductions in legal and other costs in 2005. This decrease was partially offset by increased marketing and advertising costs.

Pension and Post-Retirement Benefits

We recorded combined expense of $236 million and $188 million in 2005 and 2004, respectively. The expense increased as a result of lower expected return on investments in the benefit trusts, completion of the amortization for transition asset in the pension plan in 2004, and amortization of actuarial losses caused by volatile equity markets. Partially offsetting these impacts were decreased interest costs due to lower discount rates and lower service costs due to reduced headcount and fewer eligible participants.

For additional information on our pension and post-retirement plans, see Note 12—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Operating Expenses by Segment

Wireline Services Segment Expenses

The following table provides detail regarding our wireline services segment expenses for the years ended December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Wireline services expenses:
Facility costs	$2,387	$2,585	$(198)	(8)%
Network expenses	258	242	16	7%
Bad debt	122	157	(35)	(22)%
Restructuring, realignment and severance related costs	34	102	(68)	(67)%
Employee-related costs	2,369	2,579	(210)	(8)%
Other non-employee related costs	1,441	1,348	93	7%

Total wireline services expenses	$6,611	$7,013	$(402)	(6)%

Wireline services operating expenses decreased primarily due to decreased facility costs achieved through network optimization initiatives and the renegotiation, termination or settlement of services arrangements, savings in employee-related costs as a result of our restructuring and reduced restructuring and severance related costs, offset by the cost associated with the large data integration arrangement mentioned above.

Wireless Services Segment Expenses

The following table provides detail regarding our wireless services segment expenses for the years ended December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Wireless services expenses:
Facility costs	$305	$143	$162	113%
Wireless equipment	107	117	(10)	(9)%
Bad debt	51	29	22	76%
Employee-related costs	50	52	(2)	(4)%
Other non-employee related costs	75	140	(65)	(46)%

Total wireless services expenses	$588	$481	$107	22%

Wireless services operating expenses increased primarily due to facility costs associated with our customers who previously received their services on our network and whose services we now provide through a third-party vendor. As a result of this transition, beginning in the third quarter of 2004, we realized savings in depreciation and other non-employee related costs such as real estate costs, network costs and professional fees. Bad debt increased due to the impacts of an increase in the reserve and higher write-offs in 2005. In addition, other non-employee related costs decreased due to decreased marketing and advertising directly attributable to our wireless product.

Other Services Segment Expenses

The following table provides detail regarding our other services segment expenses for the years ended December 31, 2005 and 2004:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2005	2004	2005 v 2004	2005 v 2004
	(Dollars in millions)
Other services expenses:
Property and other taxes	$351	$385	$(34)	(9)%
Real estate costs	422	415	7	2%
Restructuring, realignment and severance related costs	79	106	(27)	(25)%
Employee-related costs	791	803	(12)	(1)%
Other non-employee related costs	1,141	1,658	(517)	(31)%

Total other services expenses	$2,784	$3,367	$(583)	(17)%

The decrease in other services expense was primarily driven by $550 million in litigation reserves recorded in 2004, partially offset by increased marketing expenses. Restructuring, realignment and severance related costs decreased due to significant restructuring charges recorded in 2004, which exceeded 2005 employee realignment costs incurred as we continued to adjust our workforce.

Non-Segment Operating Expenses

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
	(Dollars in millions)
Depreciation	$2,381	$2,612	$2,626	$(231)	$(14)	(9)%	(1)%
Capitalized software and other intangible assets amortization	389	453	497	(64)	(44)	(14)%	(9)%
Asset impairment charges	—	—	113	—	(113)	nm	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Depreciation

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and there are no significant decreases in our estimates of the useful lives of assets, we expect that our year-over-year depreciation expense will continue to decrease.

Capitalized Software and Other Intangible Assets Amortization

Amortization expense decreased in 2006 and 2005 primarily due to a number of intangible assets becoming fully amortized and lower capital spending on software related assets since 2001.

We review annually the economic lives of and other factors related to our capitalized software based on historical data. In January 2007, we completed our annual review and determined that the average economic lives range between four and seven years. We will use these lives beginning in 2007. We anticipate this change, in addition to reduced expenditures in recent years and other changes will reduce the amount of amortization expense recognized in 2007 by over $100 million.

For more information on the impact of this change on estimated future amortization, see Note 7—Capitalized Software and Other Intangible Assets Amortization to our consolidated financial statements in Item 8 of this report.

Asset Impairment Charges

In conjunction with our efforts to sell certain assets during 2004, we determined that the carrying amounts of those assets were in excess of our expected sales proceeds. This, in addition to the abandonment of various leased long-term network capacity routes, resulted in an asset impairment charge in 2004.

For more information on our asset impairment charges, see Note 6—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net, income tax benefit (expense) and cumulative effect of changes in accounting principles—net of taxes:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
	(Dollars in millions)
Other expense—net:
Interest expense—net	$1,169	$1,483	$1,531	$(314)	$(48)	(21)%	(3)%
Loss on early retirement of debt—net	5	462	1	(457)	461	(99)%	nm
Gain on sale of assets	(68)	(263)	(8)	195	(255)	(74)%	nm
Other—net	(108)	(67)	(106)	(41)	39	61%	(37)%

Total other expense—net	$998	$1,615	$1,418	$(617)	$197	(38)%	14%

Income tax benefit (expense)	36	3	(88)	33	91	nm	nm
Cumulative effect of changes in accounting principles—net of taxes	—	(22)	—	22	(22)	nm	nm

nm—percentages greater than 200% and comparisons from positive to negative values or to zero values are considered not meaningful.

Other Expense (Income)—Net

Other expense (income)—net includes: interest expense, net of capitalized interest; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; and declines in market values of warrants to purchase securities in other entities.

Interest expense—net. Interest expense—net primarily relates to interest on long-term borrowings. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. Interest expense decreased in 2006 from 2005 primarily due to decreased total borrowings and lower interest rates on certain long-term borrowings as a result of retiring notes totaling $3.4 billion with coupon rates ranging from 13% to 14%. These retirements occurred primarily during the fourth quarter of 2005. Interest expense decreased in 2005 from 2004 primarily due to the expensing of unamortized debt issue costs associated with the early termination of a previous credit facility in 2004. See Note 9—Borrowings to our consolidated financial statements in Item 8 of this report for additional information.

Loss (gain) on early retirement of debt—net. The 2005 loss on early retirement of debt was primarily due to the payment of premiums associated with the extinguishment of certain of our higher coupon debt.

Gain on sale of assets. The gain on sale of assets in 2006 was primarily due to a sale of real estate of $61 million. The gain on sale of assets in 2005 was due to the sale of all of our wireless licenses and substantially all of our related wireless network assets.

Other—net. Other—net includes, among other items, interest income and gains and losses related to termination and settlement of agreements with certain vendors and customers. In 2006, we recognized a gain of $39 million for interest income related to a settlement of certain open issues covered by a tax sharing agreement. In 2004, we recognized a gain of $60 million from a settlement with a customer emerging from bankruptcy.

Income Taxes

Our continuing operations effective tax benefit (expense) rate was 6.5%, 0.4%, and (5.1)% in 2006, 2005 and 2004, respectively. Prior to 2006, we had a history of generating net operating loss carryforwards for tax purposes; therefore we have recognized a valuation allowance for our net deferred tax assets. We have reported income before income taxes for the year ended December 31, 2006. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in a future period and we could record a substantial gain in our consolidated statement of operations when that occurs. In 2006, we recognized a $53 million income tax benefit as the result of the settlement of certain open issues covered by a tax sharing agreement. The income tax expense recorded in 2004 was primarily due to recognition of additional liabilities on uncertain tax positions. This and other related income tax matters could require significant cash outlays if they are not successfully defended. See Note 14—Income Taxes to our consolidated financial statements in Item 8 of this report for further information.

Cumulative Effect of Changes in Accounting Principles—Net of Taxes

In 2005, we recognized a charge of $22 million from the cumulative effect of adopting Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143,” or FIN 47. See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report for further information.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.506 billion and $1.071 billion as of December 31, 2006 and 2005, respectively. Our working capital deficit increased $435 million primarily due to the reclassification to current of $391 million of debt obligations maturing within 12 months, the reclassification to current of the $1.265 billion of our 3.50% Convertible Senior Notes, the early retirement of debt of $644 million and capital expenditures of $1.632 billion. The impact of these items was partially offset by proceeds from the issuance of $600 million of long-term debt and cash generated by operating activities.

The 3.50% Convertible Senior Notes were classified as a current obligation because specified, market-based conversion provisions were met as of December 31, 2006. As such, the holders of these notes have the right to convert the notes and receive from us (i) cash for the principal value of notes and (ii) shares of our common stock in accordance with the terms of the notes. These notes were classified as a non-current obligation as of December 31, 2005 because the market-based conversion provisions were not met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion. As a result, all outstanding notes are reclassified as a current obligation. These notes are registered securities and are freely tradable. As of December 31, 2006, they had a market price of $1,569 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,367. Therefore, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value.

We believe that our cash on hand together with our short-term investments, our currently undrawn credit facility described below and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. However, if we become subject to significant judgments, settlements and/or tax payments, as further discussed in “Legal Proceedings” in Item 3 of this report, we could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants.

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

We have $850 million available to us under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. Until July 2006, our wholly-owned subsidiary, Qwest Services Corporation, or QSC, was the potential borrower under the Credit Facility. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in “Legal Proceedings” in Item 3 of this report. The Credit Facility is guaranteed by QSC and is secured by a senior lien on the stock of its wholly-owned subsidiary, Qwest Corporation, or QC.

The wireline services segment provides over 96% of our total operating revenue with the balance attributed to our wireless services and other services segments. The wireline services segment also provides all of the consolidated cash flows from operations. Cash flows used in operations of our wireless services segment are not expected to be significant in the near term. Cash flows used in operations of our other services segment are significant; however, we expect that the cash flows provided by the wireline services segment will be sufficient to fund these operations in the near term.

We expect our 2007 capital expenditures to approximate our 2006 level, with the majority being used in our wireline services segment.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. It is our intention to fully achieve this plan over this period, while reviewing, on a regular basis, opportunities to enhance shareholder returns. During 2006, we repurchased 26 million shares of our common stock under this program at a weighted average price per share of $8.03. As of December 31, 2006, $1.791 billion remained available for stock repurchases under this program.

We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. During the year ended December 31, 2006, we completed several transactions to meet these objectives, including a registered exchange offer, debt repayments, issuances of new debt and debt for equity exchanges. For additional information on these transactions, see Note 9—Borrowings to our consolidated financial statements in Item 8 of this report.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase or if we become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants.

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

Historical View

The following table summarizes the increase (decrease) in our cash and cash equivalents for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2006	2005	2004	2006 v 2005	2005 v 2004	2006 v 2005	2005 v 2004
	(Dollars in millions)
Cash flows:
Provided by operating activities	2,789	2,313	1,848	$476	$465	21%	25%
Used for investing activities	1,700	459	1,905	1,241	(1,446)	nm	(76)%
Used for financing activities	694	2,159	158	(1,465)	2,001	(68)%	nm

Increase (decrease) in cash and cash equivalents	$395	$(305)	$(215)	$700	$(90)	nm	42%

nm—percentages greater than 200% and comparisons between positive and negative values or to zero values are considered not meaningful.

Operating Activities

During 2006, cash provided by operating activities increased primarily due to decreased cost of sales and SG&A expenses. The increase was also due to decreased interest payments of $301 million and the receipt of $135 million from a tax sharing settlement. These items were partially offset by net payments relating to the settlement of the consolidated securities action and other regulatory matters and $130 million for a prepayment of federal income taxes related to prior periods.

During 2005, cash from operating activities improved as income increased due to reduced costs and increased revenue. Changes in operating assets and liabilities caused a use of funds in 2005 primarily due to a payment related to our KMC settlement (see Note 11—Other Financial Information of our consolidated financial statements in Item 8 of this report for additional information) and our final payment of $125 million related to our 2004 settlement with the SEC. These uses were offset by additional improvements in working capital management from credit, collections and payment initiatives.

Investing Activities

Our capital expenditures remained flat in 2006 from 2005 and decreased in 2005 from 2004. We believe our current level of capital expenditures will sustain our business at existing levels and support our anticipated core growth requirements in areas such as data and Internet services.

Our investments in securities resulted in a net (use) source of cash of ($147) million, $707 million and ($215) million in 2006, 2005 and 2004, respectively. These sources (uses) of cash were primarily due to changes in the balance of our investments in auction rate securities. The net source of cash in 2005 was primarily due to liquidating short-term investments to pay down our high coupon debt.

In 2006, we received proceeds of $173 million, primarily from the sales of our real estate properties and paid $107 million to acquire OnFiber Communications, Inc. In 2005, we received proceeds of $418 million from the sale of our wireless assets in our local service area.

Financing Activities

We continue to pursue our strategy to improve our near-term liquidity and our capital structure in order to reduce financial risk. In 2006, we repaid $1.180 billion of debt and issued $600 million of new debt. Our proceeds from issuances of common stock upon the exercise of stock options increased by $166 million in 2006 compared to 2005. Also in 2006, we repurchased $209 million of our common stock under our stock repurchase program. Our 2006 financing activities include a decrease of $87 million in book overdrafts.

In 2005, we repaid $4.716 billion of debt, paid a premium of $567 million on the early retirement of these notes, and issued $3.152 billion of new debt at lower interest rates.

At December 31, 2006, we were in compliance with all provisions or covenants of our borrowings. See Note 9—Borrowings to our consolidated financial statements in Item 8 of this report for more information on our 2006 and historical financing activities as well as additional information regarding the covenants of our existing debt instruments. We paid no dividends in 2006, 2005 and 2004.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $130 million. At December 31, 2006, we had outstanding letters of credit of approximately $117 million.

Credit Ratings

The table below summarizes our long-term debt ratings at December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	Ba2	BB	NR	B1	BB-	NR
Qwest Corporation	Ba1	BB+	BBB-	Ba3	BB	BB+
Qwest Communications Corporation	NR	NR	BB	NR	NR	B+
Qwest Capital Funding, Inc.	B1	B+	BB	B3	B	B+
Qwest Communications International Inc.*	Ba3/B1	B+	BB+/BB	B2/B3	B	BB/B+

NR—not rated

*	QCII notes have various ratings

On November 6, 2006, Fitch raised its ratings on Qwest and its affiliates as reflected in the table above. At the same time, Fitch upgraded the rating on the Credit Facility from BB+ to BBB-. On November 28, 2006, Moody’s raised its ratings on Qwest and its affiliates as reflected in the table above. In addition, Moody’s upgraded the rating on the Credit Facility from B2 to Ba3. On December 21, 2006, S&P raised its ratings on Qwest and its affiliates as reflected in the table above. In addition, S&P upgraded the rating on the Credit Facility from BB to BB+.

With respect to Moody’s, a rating of Ba is judged to have speculative elements, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. A rating of B is considered speculative and is subject to high credit risk. The “1,2,3” modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A rating of BB indicates that the issuer currently has the capacity to meet its financial commitment on the obligation; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. An obligation rated B is more vulnerable to nonpayment than obligations rated BB, but the obligor currently has capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within the major categories.

With respect to Fitch, any rating below BBB is considered speculative in nature. A rating of BBB indicates that there are currently expectations of low credit risk. The capacity for payment of financial commitments is considered adequate but adverse changes in circumstances and economic conditions are more likely to impair this capacity. This is the lowest investment grade category. A rating of BB indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. A rating of B indicates that significant credit risk is present, but a limited margin of safety remains. Financial commitments are currently being met; however, capacity for continued payment is contingent upon a sustained, favorable business and economic environment. The plus and minus symbols show relative standing within major categories.

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

Approximately $1.5 billion and $2.0 billion of floating-rate debt was exposed to changes in interest rates as of December 31, 2006 and December 31, 2005, respectively. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would have increased annual pre-tax interest expense by $15 million in 2006. As of December 31, 2006 and December 31, 2005, we had approximately $0.4 billion and $0.5 billion, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

Our 3.50% Convertible Senior Notes were classified as current as of December 31, 2006 because specified, market-based conversion provisions were met as of that date. As such, the holders of these notes have the right to convert the notes and receive from us (i) cash for the principal value of notes and (ii) shares of our common stock in accordance with the terms of the notes. Although holders of these notes have the right to convert in the near term, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. In the unlikely event that holders of a substantial amount of these notes did elect to convert, we might choose to borrow additional amounts, which would expose us to changes in interest rates. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the convertible notes would not have a material effect on our earnings.

As of December 31, 2006, we had $1.1 billion invested in highly liquid instruments and $248 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical increase of 100 basis points in money market rates would not have had a material effect on other income in 2006.

Future Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	2012 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$391	$570	$1,312	$903	$2,151	$8,363	$13,690
Convertible notes(2)	—	—	—	—	—	1,265	1,265
Interest on debt(3)	1,077	1,060	993	903	805	6,402	11,240
Operating leases	251	228	203	181	152	936	1,951
Capital lease and other obligations	48	41	31	16	15	76	227

Total debt and lease payments	1,767	1,899	2,539	2,003	3,123	17,042	28,373

Purchase commitments:
Telecommunications commitments	159	143	89	37	—	—	428
IRU operating and maintenance obligations	18	18	18	18	18	193	283
Advertising, promotion and other services(4)	79	71	69	65	32	144	460

Total purchase commitments	256	232	176	120	50	337	1,171

Total future contractual obligations	$2,023	$2,131	$2,715	$2,123	$3,173	$17,379	$29,544

(1)	The table does not include:

•	our open purchase orders as of December 31, 2006. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

accounts payable of $997 million, accrued expenses and other current liabilities of $1.856 billion, and other long-term liabilities of $1.446 billion, all of which are recorded on our December 31, 2006 consolidated balance sheet;

•

amounts related to the legal contingencies in “Legal Proceedings” in Item 3 of this report except for the amount relating to our settlement with the New Mexico General Services Department described under the heading “Regulatory Matter;”

•	pension and certain occupational post-retirement benefit payments. These payments are disbursed through trust accounts, which are not owned by us and therefore are not included in our consolidated financial position or results of operations. Additionally, our future required contributions to the trusts, if any, are excluded from the table above as we are unable to obtain reliable estimates of these amounts. Effective January 1, 2007, our level of contributions for post-retirement healthcare benefits to certain current and future eligible retirees was capped at approximately the 2006 level. Effective January 1, 2006, the life insurance benefit for eligible post-1990 retirees who are former occupational (union) employees was reduced to a flat $10,000 benefit payable upon death of the eligible retiree. Effective January 1, 2007 the life insurance benefit for other current and future eligible retirees is reduced to a flat $10,000 benefit payable upon the death of the eligible retiree. For further discussion of our benefit plans, see Note 12—Employee Benefits to our consolidated financial statements in Item 8 of this report;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and in order to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers’ network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts on December 31, 2006, the contract termination fees (based on minimum commitments) would have been approximately $460 million. Under the same assumption, termination fees for contracts to purchase other goods and services would have been $244 million. In the normal course of business, we believe the payment of these fees is remote; and

•

potential indemnification obligations to counter parties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	The $1.265 billion of our 3.50% Convertible Senior Notes was classified as a current obligation as of December 31, 2006 because specified, market-based conversion provisions were met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. As a result, all outstanding notes are reclassified as a current obligation. If our common stock does not maintain a closing price above $7.08 per share during certain subsequent periods, the notes would no longer be available for immediate conversion and any outstanding notes would be reclassified as a non-current obligation.
(3)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2006.
(4)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Off-Balance Sheet Arrangements

Other than the arrangements shown in the table above, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the financial statements.

Critical Accounting Policies and Estimates

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations, either past or present. For a detailed discussion on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered critical because they either had a material impact or they have the potential to have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. Our preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Loss Contingencies and Litigation Reserves

We are involved in several material legal proceedings, as described in more detail in “Legal Proceedings” in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If a loss is considered possible and the amount can be reasonably estimated, we disclose it if material. For income tax related matters, we record a liability computed at the statutory income tax rate if we determine that (i) we do not believe that we are more-likely-than-not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we do not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. The overall tax liability also considers the anticipated utilization of any applicable tax credits and net operating losses. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

Revenue Recognition and Related Reserves

Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which range from one to five years. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to estimated lives and to the assessment of whether bundled elements are separable are “critical accounting estimates” because: (i) they require management to make assumptions about how long we will retain customers; (ii) the assessment of whether bundled elements are separable is subjective; (iii) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (iv) the assessment of whether bundled elements are separable may result in revenue being reported in different periods than significant portions of the related costs.

As the telecommunications market experiences greater competition and customers shift from traditional land based telecommunications services to wireless and Internet-based services, our estimated customer relationship period could decrease and we will accelerate the recognition of deferred revenue and related costs over a shorter estimated customer relationship period.

Restructuring Charges

Periodically, we commit to exit certain business activities, eliminate administrative and network locations and/or reduce our number of employees. The amount we record for such a charge depends upon various assumptions, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. Such estimates are inherently judgmental and may change materially based upon actual experience. The estimate of future losses of sublease income and disposal activity generally involves the most significant judgment. Due to the estimates and judgments involved in the application of each of these accounting policies and changes in our plans, these estimates and market conditions could materially impact our financial condition or results of operations.

Economic Lives of Assets to be Depreciated or Amortized

We perform annual internal studies to determine depreciable lives for most categories of property, plant and equipment. These studies utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution, and, in certain instances, actuarially determined probabilities to calculate the remaining life of our asset base.

Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated useful lives of our property, plant and equipment would have decreased depreciation by approximately $330 million or increased depreciation of approximately $460 million, respectively. The effect of a one half year increase or decrease in the estimated useful lives of our intangible assets with finite lives would have decreased amortization by approximately $80 million or increased amortization of approximately $140 million, respectively.

Pension and Post-Retirement Benefits

Expenses for pension and post-retirement healthcare and life insurance benefits attributed to employees’ service during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately 10 years; (ii) the average remaining life of the employees expected to receive benefits of approximately 18 years; or (iii) the term of the collective bargaining agreement, as applicable. Pension and post-retirement expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

In computing the pension and post-retirement healthcare and life insurance benefit expenses, the most significant assumptions we make include employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets, expected future cost increases, health care claims experience and our evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of expense we record.

Annually, we set our discount rates based upon the yields of high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension and other post-retirement benefits. As of December 31, 2006, 2005 and 2004, we considered, among other things, the yields on Moody’s AA corporate bonds and the Citigroup pension liability index. In making the determination of discount rates as of December 31, 2006 and 2005, we used the average yields of various bond matching sources and a Citigroup pension discount curve.

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

The estimate of the accumulated benefit obligation, or ABO, for our post-retirement plan benefits with respect to retirees who are former occupational (union) employees is based on the terms of our written benefit plan as negotiated with our employees’ unions. In making this determination we consider the exchange of benefits between us and our employees that occurs as part of the negotiations.

We have a noncontributory qualified defined benefit pension plan, or the pension plan, for substantially all management and occupational (union) employees. Our post-retirement benefit plans for certain current and future retirees include healthcare and life insurance benefits. To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the market-related asset value of the pension plan and to the fair value of post-retirement plan assets. The market-related asset value is a computed value that recognizes changes in fair value of pension plan equity assets over a period of time, not to exceed five years. The five year weighted average gains and losses related to the equity assets are added to the fair value of bonds and other assets at year-end to arrive at the market-related asset value. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and as currently permitted by SFAS No. 158, we elected to recognize actual returns on our pension plan assets ratably over a five year period when computing our market-related value of pension plan assets. This method has the effect of reducing the impact on expense from annual market volatility that may be experienced from year to year.

Changes in any of the assumptions we use in computing the pension and post-retirement healthcare and life insurance benefit costs could have a material impact on various components that comprise these expenses. Factors considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hiring or downsizings, the legal basis for plan amendments, medical cost trends and changes in our collective bargaining agreements. Changes in any of these factors could impact cost of sales and SG&A expenses in the consolidated statement of operations as well as the value of the asset or liability on our consolidated balance sheet. If our assumed expected rate of return of 8.5% for 2006 were 100 basis points lower, the impact would have been to increase the pension and post-retirement expense by $90 million. If our assumed discount rate of 5.6% for 2006 were 100 basis points lower, the impact would have been to increase the net expense by $82 million. If the caps on reimbursement of post-retirement health costs for certain plan participants that are effective January 1, 2009, were not substantive, the impact would have been to increase our ABO approximately $2.3 billion.

The pension plan ABO represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels.

Recoverability of Long-Lived Assets

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

Tax Valuation Allowance

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities as well as for operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be recovered. We are currently not able to sustain a conclusion that it is more-likely-than-not that we will realize any of the remaining carryforwards for our net deferred tax assets due to the amount of recent cumulative losses we have reported and other factors. If in a future period, we are able to conclude that it is more-likely-than-not that additional deferred tax assets will be realized, the adjustment of the valuation allowance would increase net income in that period.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158. We adopted SFAS No. 158, which was effective for our year ended December 31, 2006. See Note 12—Employee Benefits to our consolidated financial statements in Item 8 of this report for additional information.

Additionally, in September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was effective for us beginning with our fiscal year ended on December 31, 2006. SAB 108 did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

Effective January 1, 2006, we adopted SFAS No. 123(R) which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 3—Stock-Based Compensation to our consolidated financial statements in Item 8 of this report for additional information.

In December 2005, we adopted FIN 47. See Note 6—Property, Plant and Equipment—Asset Retirement Obligations to our consolidated financial statements in Item 8 of this report for additional information.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which is effective for us as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. We continue to evaluate the impact of FIN 48 on our consolidated financial statements. At this time, we do not know what the impact will be upon adoption of this standard.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), and effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. Also, as discussed in note 2 to the accompanying consolidated financial statements, effective December 31, 2005, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Qwest Communications International Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 8, 2007

Q WEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$13,923	$13,903	$13,809
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	5,607	5,836	5,890
Selling, general and administrative	3,991	4,147	4,971
Depreciation	2,381	2,612	2,626
Capitalized software and other intangible assets amortization	389	453	497
Asset impairment charges	—	—	113

Total operating expenses	12,368	13,048	14,097

Other expense (income)—net:
Interest expense—net	1,169	1,483	1,531
Loss on early retirement of debt—net	5	462	1
Gain on sale of assets	(68)	(263)	(8)
Other—net	(108)	(67)	(106)

Total other expense (income)—net	998	1,615	1,418

Income (loss) before income taxes and cumulative effect of changes in accounting principles	557	(760)	(1,706)
Income tax benefit (expense)	36	3	(88)

Income (loss) before cumulative effect of changes in accounting principles	593	(757)	(1,794)
Cumulative effect of changes in accounting principles, net of taxes	—	(22)	—

Net income (loss)	$593	$(779)	$(1,794)

Basic income (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles	$0.31	$(0.41)	$(1.00)
Cumulative effect of changes in accounting principles, net of taxes	—	(0.01)	—

Basic income (loss) per share	$0.31	$(0.42)	$(1.00)

Diluted income (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles	$0.30	$(0.41)	$(1.00)
Cumulative effect of changes in accounting principles, net of taxes	—	(0.01)	—

Diluted income (loss) per share	$0.30	$(0.42)	$(1.00)

Weighted average shares outstanding:
Basic	1,889,857	1,836,374	1,801,405
Diluted	1,971,545	1,836,374	1,801,405

The accompanying notes are an integral part of these consolidated financial statements.

Q WEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,241	$846
Short-term investments	248	101
Accounts receivable—net of allowance of $146 and $167, respectively	1,600	1,525
Prepaid expenses and other current assets	565	692

Total current assets	3,654	3,164

Property, plant and equipment—net	14,579	15,568
Capitalized software and other intangible assets—net	891	1,007
Prepaid pension asset	1,311	1,165
Other assets	804	593

Total assets	$21,239	$21,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current borrowings	$1,686	$512
Accounts payable	997	1,314
Accrued expenses and other current liabilities	1,856	1,776
Deferred revenue and advance billings	621	633

Total current liabilities	5,160	4,235

Long-term borrowings—net of unamortized debt discount of $209 and $221, respectively	13,206	14,968
Post-retirement and other post-employment benefit obligations	2,366	3,459
Deferred revenue	506	522
Other long-term liabilities	1,446	1,530

Total liabilities	22,684	24,714

Commitments and contingencies (Note 17)

Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,902,642 and 1,867,422 shares issued, respectively	19	19
Additional paid-in capital	43,384	43,290
Treasury stock—1,993 and 1,062 shares, respectively (including 62 shares held in rabbi trusts at both dates)	(24)	(17)
Accumulated deficit	(45,907)	(46,500)
Accumulated other comprehensive income (loss)	1,083	(9)

Total stockholders’ deficit	(1,445)	(3,217)

Total liabilities and stockholders’ deficit	$21,239	$21,497

The accompanying notes are an integral part of these consolidated financial statements.

Q WEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Operating activities:
Net income (loss)	$593	$(779)	$(1,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,770	3,065	3,123
Provision for bad debts—net	155	173	194
Cumulative effect of changes in accounting principles—net of taxes	—	22	—
Asset impairment charges	—	—	113
Gain on sale of assets	(68)	(263)	(8)
Deferred income taxes	(5)	(5)	7
Loss on early retirement of debt—net	5	462	1
Other non-cash charges—net	57	37	91
Changes in operating assets and liabilities:
Accounts receivable	(223)	(104)	170
Prepaid expenses and other current assets	168	(8)	(20)
Accounts payable and accrued expenses and other current liabilities	(372)	73	(80)
Deferred revenue and advance billings	(33)	(73)	(255)
Other non-current assets and liabilities	(258)	(287)	306

Cash provided by operating activities	2,789	2,313	1,848

Investing activities:
Expenditures for property, plant and equipment and capitalized software and other intangible assets	(1,632)	(1,613)	(1,731)
Proceeds from sale of property and equipment	173	420	48
Proceeds from sale of investment securities	70	1,793	1,922
Purchases of investment securities	(217)	(1,086)	(2,137)
Acquisition of OnFiber Communications, Inc.	(107)	—	—
Other	13	27	(7)

Cash used for investing activities	(1,700)	(459)	(1,905)

Financing activities:
Proceeds from long-term borrowings	600	3,152	2,601
Repayments of long-term borrowings, including current maturities	(1,180)	(4,716)	(2,714)
Proceeds from issuances of common stock	205	39	10
Repurchases of common stock	(209)	—	—
Early retirement of debt costs	(9)	(567)	—
Other	(101)	(67)	(55)

Cash used for financing activities	(694)	(2,159)	(158)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	395	(305)	(215)
Beginning balance	846	1,151	1,366

Ending balance	$1,241	$846	$1,151

The accompanying notes are an integral part of these consolidated financial statements.

Q WEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Treasury Stock at cost	Accumulated Deficit	AOCI(L)(1)	Total	Comprehensive Income (Loss)
	(Shares in thousands)	(Dollars in millions)
Balance as of December 31, 2003	1,769,896	$42,943	$(15)	$(43,927)	$(17)	$(1,016)
Net loss	—	—	—	(1,794)	—	(1,794)	$(1,794)
Other comprehensive income—net of taxes	—	—	—	—	17	17	17

Total comprehensive loss							$(1,777)

Common stock issuances:
Stock options exercised	794	2	—	—	—	2
Employee stock purchase plan	2,257	7	—	—	—	7
401(k) plan match	7,454	33	—	—	—	33
Stock-based compensation expense	—	(2)	—	—	—	(2)
Extinguishment of debt	36,354	144	—	—	—	144
Rabbi trusts treasury share disposition (issuance)	159	(8)	9	—	—	1
Other	(528)	10	(14)	—	—	(4)

Balance as of December 31, 2004	1,816,386	43,129	(20)	(45,721)	—	(2,612)
Net loss	—	—	—	(779)	—	(779)	$(779)
Other comprehensive loss—net of taxes	—	—	—	—	(9)	(9)	(9)

Total comprehensive loss							$(788)

Common stock issuances:
Stock options exercised	8,432	26	—	—	—	26
Employee stock purchase plan	2,064	7	—	—	—	7
401(k) plan trustee discretionary purchases	1,084	5	—	—	—	5
Extinguishment of debt	38,348	145	—	—	—	145
Rabbi trusts treasury share disposition (issuance)	106	(3)	4	—	—	1
Other	(60)	—	(1)	—	—	(1)

Balance as of December 31, 2005	1,866,360	43,309	(17)	(46,500)	(9)	(3,217)
Net income	—	—	—	593	—	593	$593
Other comprehensive income—net of taxes	—	—	—	—	9	9	9

Total comprehensive income							$602

Initial impact upon adoption of SFAS No. 158:
Pension—net of taxes	—	—	—	—	210	210
Other post-retirement obligations—net of taxes	—	—	—	—	873	873
Common stock repurchases	(26,027)	(209)	—	—	—	(209)
Common stock issuances:
Stock options exercised	43,213	181	—	—	—	181
Employee stock purchase plan	1,543	10	—	—	—	10
401(k) plan trustee discretionary purchases	1,906	14	—	—	—	14
Extinguishment of debt	8,593	66	—	—	—	66
Other	5,061	32	(7)	—	—	25

Balance as of December 31, 2006	1,900,649	$43,403	$(24)	$(45,907)	$1,083	$(1,445)

(1)	Accumulated Other Comprehensive Income (Loss)

The accompanying notes are an integral part of these consolidated financial statements.

Q WEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2006, 2005 and 2004

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries. References in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Business and Background

We provide voice, data and video services. We operate most of our business within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

Business Combination

On August 31, 2006, we completed our acquisition of OnFiber Communications, Inc., a provider of custom-built and managed network solutions, for a purchase price of $107 million in cash. We continue to evaluate the purchase price allocation for this transaction relative to the determination of the fair values of certain tangible and identifiable intangible assets acquired and liabilities assumed. As of December 31, 2006, we assigned to goodwill the $21 million excess of the aggregate purchase price over the estimated fair value of net assets acquired. We expect to finalize the purchase price allocation in early 2007.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable. For income tax related matters, we record a liability computed at the statutory income tax rate if we determine that (i) we do not believe we are more-likely-than-not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we do not believe it is probable that we will prevail and the uncertainty is not related to the timing of recognition. However, effective January 1, 2007, our policy for accounting for income taxes changed upon adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 14—Income Taxes for further discussion. Actual results could differ from these estimates. See Note 17—Commitments and Contingencies.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Reclassifications

We continually evaluate the appropriateness of classifications on our consolidated balance sheets. As a result of our evaluation, we determined certain balances related to obligations to our vendors, primarily associated with facility costs, were more appropriately classified as accounts payable because they are payable to trade suppliers. These changes resulted in a reclassification on the consolidated balance sheets between accounts payable and accrued expenses and other current liabilities of $541 million as of December 31, 2005. Certain other prior year balances have been reclassified to conform to current year presentations.

Revenue Recognition

Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which range from one to five years. The amount of customer acquisition costs that are deferred is limited to the amount of up-front fees deferred. Costs in excess of up-front fees are recorded as an expense in the period incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

We have periodically transferred optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the consideration received on transfers of optical capacity assets for cash and on all of the other elements deliverable under an IRU as revenue ratably over the term of the agreement. We have not recognized revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.

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

We offer some products and services that are provided by third party vendors. We review the relationship between us, the vendor and the end customer on an individual basis to assess whether revenue should be reported on a gross or net basis. As an example, our resold satellite digital television is reported on a net basis. Our evaluation and ultimate determination is based on indicators provided in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force, (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).

Allocation of Bundle Discounts

We offer bundle discounts to our customers who receive certain groupings of products and services. These bundle discounts are recognized concurrently with the associated revenue and are allocated to the various products and services in the bundled offerings. The allocation is based on the relative value of products included in each bundle combination.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

USF, Gross Receipts Taxes and Other Surcharges

We adopted EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”) for the year ended December 31, 2006. EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. We follow EITF 99-19 when determining the proper accounting for the taxes under the scope of EITF 06-03. Under EITF 99-19, we determine whether we are the primary obligor in each jurisdiction in which we do business. Our revenue and expenses include taxes and surcharges of $399 million, $398 million and $339 million for the years ended 2006, 2005 and 2004, respectively.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $442 million, $430 million and $362 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in selling, general and administrative on our consolidated statements of operations.

Restructuring Charges

Periodically, we commit to exit certain business activities, eliminate administrative and network locations and/or significantly reduce our number of employees. At the time a restructuring plan is approved, we record a charge to our consolidated statement of operations for our estimated costs associated with the plan. We also record a charge when we permanently cease use of a leased location. Charges associated with these exits or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and the net amounts that we estimate we will pay in the future.

Income Taxes

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions, including interest. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities as well as for operating loss and tax credit carryforwards using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts that we believe are more-likely-than-not to be recovered.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original average maturities of three months or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

Book overdrafts occur when checks have been issued but have not been presented to certain controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity related to book overdrafts is shown as financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our consolidated balance sheets. As of December 31, 2006 and 2005, the book overdraft balance was $38 million and $125 million, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, plus the estimated value of any associated legal retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

We have asset retirement obligations associated with the removal of a limited group of property, plant and equipment assets from leased properties, and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

We perform annual internal studies to determine depreciable lives for most categories of property, plant and equipment. These studies utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution, and, in certain instances, actuarially determined probabilities to calculate the remaining life of our asset base. During 2006, we changed the estimates of our remaining lives. The changes in these estimates resulted in a net increase of $27 million in depreciation expense in our consolidated statement of operations.

Impairment of Long-Lived Assets

We review long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

Capitalized Software, Goodwill and Other Intangible Assets

Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over its estimated useful life. In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. We review the economic lives of our capitalized software annually.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other long-lived intangible assets with indefinite lives, such as trademarks, trade names and wireless spectrum licenses, are reviewed for impairment annually or whenever an event occurs or circumstances change that would indicate that an impairment may have occurred. These assets are carried at historical cost if

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, goodwill and other indefinite lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and borrowings. The carrying values of these instruments, excluding long-term borrowings, approximate their fair values because of their short-term nature. The fair value of our long-term borrowings was approximately $16.1 billion at December 31, 2006 and 2005. The fair values of our long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

Pension and Post-Retirement Benefits

Expenses for pension and post-retirement healthcare and life insurance benefits attributed to employees’ service during the year, as well as interest on projected benefit obligations, are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately 10 years; (ii) the average remaining life of the employees expected to receive benefits of approximately 18 years; or (iii) the term of the collective bargaining agreement, as applicable. Pension and post-retirement expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

In computing the pension and post-retirement healthcare and life insurance benefit expenses, the most significant assumptions we make include employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets, expected future cost increases, health care claims experience and our evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of expense we record.

Annually, we set our discount rates based upon the yields of high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension and other post-retirement benefits. As of December 31, 2006, 2005 and 2004, we considered, among other things, the yields on Moody’s AA corporate bonds and the Citigroup pension liability index. In making the determination of discount rates as of December 31, 2006 and 2005, we used the average yields of various bond matching sources and a Citigroup pension discount curve.

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

To compute the expected return on pension and post-retirement healthcare benefit plan assets, we apply an expected rate of return to the market-related asset value of the pension plan assets and to the fair value of the post-retirement plan assets. The market-related asset value is a computed value that recognizes changes in fair value of plan equity investments with readily determined market values over a period of time, not to exceed

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

five years. The five year weighted average gains and losses related to the equity assets are added to the fair value of bonds and other assets at year-end to arrive at the market-related asset value. This method has the effect of reducing the impact on expense from annual market volatility that may be experienced from year to year. As a result, our expected return is not significantly impacted by the actual return on pension plan assets experienced in any given year.

Tax Valuation Allowance

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement and tax basis of assets and liabilities as well as for operating loss and tax credit carryforwards. Under our policy, we establish valuation allowances when necessary to reduce deferred income tax assets to the amounts expected to be recovered. We are currently not able to sustain a conclusion that it is more-likely-than-not that we will realize any of the remaining carryforwards for our net deferred tax assets due to the amount of recent cumulative losses we have reported and other factors.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”), No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). We adopted SFAS No. 158, which was effective on December 31, 2006. See Note 12—Employee Benefits.

Additionally, in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was effective for us upon adoption on December 31, 2006. SAB 108 did not have a material effect on our financial position or results of operations.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 3—Stock-Based Compensation.

In December 2005, we adopted FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of SFAS No. 143,” (“FIN 47”). See Note 6—Property, Plant and Equipment—Asset Retirement Obligations.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FIN 48, which is effective for us as of the interim reporting period beginning January 1, 2007. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority. The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty. We continue to evaluate the impact of FIN 48 on our consolidated financial statements. At this time, we do not know what the impact will be upon adoption of this standard.

Note 3: Stock-Based Compensation

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

We are applying the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period and is included in cost of sales and selling, general and administrative expense in our consolidated statements of operations. As of December 31, 2006, there was $49 million of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting terms of 2.7 years. For the year ended December 31, 2006, our total stock-based compensation expense was $29 million, which includes $18 million of compensation expense for stock options and for stock issued under our Employee Stock Purchase Plan (“ESPP”) that would not have been recorded as expense under APB No. 25. We have not recorded any net income tax benefit related to stock-based compensation for the year ended December 31, 2006. The impact on net income per share upon adoption of SFAS No. 123(R) was a reduction of $0.02 and $0.01 for basic and diluted, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

We issue new shares of our common stock upon the exercise of stock options and for other stock-based payments such as restricted stock grants and employee purchases of our stock under the Employee Stock Purchase Plan (“ESPP”). The cash received upon exercise of stock options and from ESPP was $191 million, $33 million and $9 million for the years ended December 2006, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and loss per share for the years ended December 31, 2005 and 2004 as if our stock-based compensation had been determined based on the fair value at the grant dates:

	Years Ended December 31,
	2005	2004
	(Dollars in millions, except per share amounts)
Net loss:
As reported	$(779)	$(1,794)
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(171)	(59)

Pro forma net loss	$(950)	$(1,853)

Net loss per share:
As reported—basic and diluted	$(0.42)	$(1.00)
Pro forma—basic and diluted	$(0.52)	$(1.03)

The pro forma amounts reflected above may not be representative of the effects on our reported net income or loss in future years because the number of future shares to be issued under these plans is not known and the assumptions used to determine the fair value can vary significantly.

On August 18, 2005, the Compensation and Human Resources Committee of our Board of Directors accelerated the vesting of all outstanding and unvested stock options that have an exercise price equal to or greater than $3.79, which was the closing market price of Qwest’s common stock on such date. As a result of the acceleration, 50.4 million stock options, of which 10.5 million stock options were held by our executive officers, became exercisable on August 18, 2005. The impact of the acceleration on net loss as shown in the above table was an increase in pro forma stock-based compensation expense of approximately $103 million in 2005. This modification affected approximately 13,000 employees. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged.

The purpose of the acceleration was to avoid recognizing future compensation expense associated with the accelerated options upon the adoption of SFAS No. 123(R). SFAS No. 123(R) sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation. We estimate that compensation expense subsequent to January 1, 2006 will be reduced by approximately $80 million over the remaining vesting period of the options as a result of the acceleration.

Equity Incentive Plan

We adopted an Equity Incentive Plan on June 23, 1997. This plan was most recently amended and restated on May 24, 2006 and permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants. Unless otherwise provided by the Compensation and Human Resources Committee, our Equity Incentive Plan provides that, upon a “change in control,” all awards

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

granted under the Equity Incentive Plan will vest immediately. The maximum number of shares of our common stock that may be issued under the plan at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the plan or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. Since our merger with U S WEST, Inc., all stock-based awards have been issued from this plan. As of December 31, 2006, options and unvested restricted stock representing 102 million shares of our common stock were outstanding under the plan, and 88 million shares were available for future issuance under the plan.

Stock Options

The Compensation and Human Resources Committee of our Board of Directors, or its delegate, approves the exercise price for each option. Stock options generally have an exercise price that is at least equal to the fair market value of the common stock on the date the stock option is granted, subject to certain restrictions. Stock option awards generally vest in equal increments over the vesting period of the granted option (generally three to five years). Options that we granted to our employees from June 1999 to September 2002 typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since September 2002, options that we grant to our officers (vice president level and above) typically provide for accelerated vesting and an extended exercise period upon a change of control and options that we grant to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Options have ten-year terms.

Summarized below is the activity of our stock option plans for the years ended December 31, 2006, 2005 and 2004:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding December 31, 2003	125,724	$15.98
Granted	24,305	4.61
Exercised	(794)	2.81
Canceled or expired	(22,261)	11.63

Outstanding December 31, 2004	126,974	$14.65
Granted	32,142	4.01
Exercised	(6,683)	3.86
Canceled or expired	(17,493)	17.87

Outstanding December 31, 2005	134,940	$12.23
Granted	9,966	6.18
Exercised	(43,226)	4.18
Canceled or expired	(5,304)	18.91

Outstanding December 31, 2006	96,376	$14.85

Options to purchase 82.2 million, 124.5 million and 74.5 million shares of Qwest common stock at weighted-average exercise prices of $16.49, $12.97 and $21.31 were exercisable at December 31, 2006, 2005 and 2004, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The outstanding options at December 31, 2006 have the following characteristics (shares in thousands):

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 5.00	34,193	7.13	$4.05	29,572	$4.13
$ 5.01—$10.00	23,447	6.78	$5.58	13,931	$5.17
$10.01—$20.00	8,890	1.18	$17.27	8,890	$17.27
$20.01—$30.00	9,420	1.36	$26.82	9,420	$26.82
$30.01—$40.00	12,498	2.70	$33.31	12,498	$33.31
$40.01—$60.00	7,928	3.18	$42.81	7,928	$42.81

Total	96,376	5.03	$14.85	82,239	$16.49

The aggregate intrinsic value for outstanding options that were in-the-money was $213 million at December 31, 2006. The exercisable options at December 31, 2006 had remaining contractual terms with a weighted average of 4 years. Options that were both exercisable and in-the-money on December 31, 2006 had an aggregate intrinsic value of $170 million on that date.

Except for option awards with market-based vesting conditions, we use the Black-Scholes model to estimate the fair value of new stock option grants and establish such fair value at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, all option valuation models require the input of highly subjective assumptions including the expected life of the options and the expected stock price volatility. Because our employee stock options have characteristics significantly different from traded options, and changes in the input assumptions can materially affect the fair value estimate, estimates of the fair value of our stock option awards are subjective. Following are the weighted-average assumptions used with the Black-Scholes option-pricing model and the resulting fair value estimates of options granted in the year ended December 31, 2006, 2005 and 2004 excluding the market-based vesting condition awards described below:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.2%-5.0%	3.2%-4.4% %	2.6%-4.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected option life (years)	5.0	4.4	4.3
Expected stock price volatility	80%	88%	88%
Weighted-average grant date fair value	$4.36	$2.74	$3.10

We believe the two most significant assumptions used in our estimates of fair value are the expected option life and the expected stock price volatility, both of which we estimate based on historical information. During the years ended December 31, 2006, 2005 and 2004, options to purchase 43.2 million, 6.7 million shares and 0.8 million shares were exercised with aggregate intrinsic values totaling $153 million, $8 million and $1 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

SFAS No. 123(R) also requires us to estimate forfeitures in calculating the expense related to stock-based compensation, which were approximately 40% for 2006 grants.

Restricted Stock

We granted 6.0 million and 1.7 million shares of restricted stock under the Equity Incentive Plan during the years ended December 31, 2006 and 2005, respectively. Except for restricted stock awards with market-based vesting conditions, we use the closing price of our common stock on the date of the award as the fair value for restricted stock awards. Excluding the market-based vesting condition awards described below, the weighted average estimate of fair value for restricted stock awards granted during the year ended December 31, 2006 was $6.24 per share.

A summary of the status of unvested shares of restricted stock as of and during the years ended December 31, 2006 and 2005 is as follows. In 2004, we did not grant any shares of restricted stock under the Equity Incentive Plan.

	Number of Shares	Weighted Average Grant- Date Fair Value
	(in thousands)
Unvested as of December 31, 2003	391	$11.15
Granted	—	—
Vested	(182)	13.08
Forfeited	(92)	13.08

Unvested as of December 31, 2004	117	6.59
Granted	1,704	4.19
Vested	(92)	6.01
Forfeited	(25)	8.70

Unvested as of December 31, 2005	1,704	4.19
Granted	5,991	5.77
Vested	(1,645)	4.16
Forfeited	(257)	6.01

Unvested as of December 31, 2006	5,793	$5.75

Compensation expense of $11 million, $1 million and $1 million was recognized for restricted stock grants in 2006, 2005 and 2004, respectively. The fair value of restricted stock that vested during 2006, 2005 and 2004 was $14 million, $0 million and $1 million, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which we are authorized to issue 27 million shares of our common stock to eligible employees. Under the terms of our ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. During the years ended December 31, 2006, 2005 and 2004 approximately 1,543,000 shares, 2,064,000 shares and 2,257,000 shares, respectively, were purchased under this plan at weighted-average purchase prices of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

$6.38, $3.46 and $3.23, respectively. During the year ended December 31, 2006, we recognized compensation expense of approximately $2 million for the difference between the employees’ purchase price and the fair market value of the stock.

Market-Based Vesting Condition Awards

On February 16, 2006, we granted non-qualified option awards to purchase a total of 3,851,000 shares of our common stock at an exercise price of $6.15 and restricted stock awards totaling 2,407,000 shares of our common stock. As these awards include vesting provisions that are tied to the market value of our common stock, we do not believe our standard valuation models accurately estimate the fair value of these awards. We valued these awards using Monte-Carlo simulations and estimate that the grant date fair value of each option was $3.99 per option and the grant date fair value of each share of restricted stock was $5.07 per share. These estimates were based on the following assumptions:

•	Risk-free interest rate of 4.5%;

•	Dividend yield of zero;

•	Expected option life of 10 years; and

•	Volatility factor of the expected market price of our common stock of 60%.

We believe the most significant assumption used in our estimate of fair value is the expected volatility, which we estimated based on historical information.

Note 4: Earnings per Share

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions except per share amounts, shares in thousands)
Net income (loss)	$593	$(779)	$(1,794)

Basic weighted average shares outstanding	1,889,857	1,836,374	1,801,405

Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	30,036	—	—

Dilutive effect of the equity premium on convertible debt at the average price of our common stock	45,261	—	—

Dilutive effect of unvested restricted stock and other	6,391	—	—

Diluted weighted average shares outstanding	1,971,545	1,836,374	1,801,405

Income (loss) per share:
Basic	$0.31	$(0.42)	$(1.00)

Diluted	$0.30	$(0.42)	$(1.00)

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted income (loss) per share for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	39,163	95,284	102,508

Other outstanding options to purchase common stock excluded because the impact would have been anti-dilutive	9,297	39,656	24,466

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 5: Accounts Receivable

The following table presents details of our accounts receivable balances as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Dollars in millions)
Accounts receivable—net:
Trade receivables	$1,260	$1,197
Earned and unbilled receivables	358	352
Purchased receivables	48	65
Other receivables	80	78

Total accounts receivable	1,746	1,692
Less: Allowance for bad debts	(146)	(167)

Accounts receivable—net	$1,600	$1,525

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

Note 6: Property, Plant and Equipment

The components of property, plant and equipment as of December 31, 2006 and 2005 are as follows:

	Depreciable Lives	December 31,
		2006	2005
		(Dollars in millions)
Property, plant and equipment—net:
Land	N/A	$100	$104
Buildings	15-30 years	3,355	3,486
Communications equipment	8-10 years	20,052	19,505
Other network equipment	8-50 years	20,440	19,964
General purpose computers and other	4-11 years	2,285	2,686
Construction in progress	N/A	142	209

Total property, plant and equipment		46,374	45,954
Less: accumulated depreciation		(31,795)	(30,386)

Property, plant and equipment—net		$14,579	$15,568

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Asset Impairment Charges

During 2004, in conjunction with our effort to sell certain assets, we determined that the carrying amounts were in excess of our expected sales price, which indicated that our investments in these assets may have been impaired at that date. As a result of these efforts and pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we recorded the following:

•	impairment charges totaling $67 million to reduce the carrying value of network supplies held for sale to their estimated fair value based on recent selling prices for comparable assets; and

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

Asset Retirement Obligations

In December 2005, we adopted FIN 47, which requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is demolished or renovated under certain circumstances. Upon adoption of FIN 47, we determined that we have conditional asset retirement obligations to properly dispose of, or encapsulate, asbestos in several of our buildings, to close fuel storage tanks and to dispose of other potentially hazardous materials. In 2005, we recorded a charge of $22 million (liability of $26 million net of an asset of $4 million) for the cumulative effect of change in accounting principle.

Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table reconciles our asset retirement obligations for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
	(Dollars in millions)
Asset retirement obligations as of January 1	$73	$55	$49
Accretion expense	9	7	7
Liabilities incurred, including adoption of FIN 47	—	26	—
Liabilities settled and other	3	(15)	(1)

Asset retirement obligations as of December 31	$85	$73	$55

As of December 31, 2006, our asset retirement obligations balance was primarily related to costs of removing circuit equipment from expired leased properties and costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. During 2005, we sold our wireless towers and, in connection with that sale, the related asset retirement obligations were transferred to the buyer.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 7: Capitalized Software and Other Intangible Assets

Our intangible assets with finite lives had carrying costs of $2.093 billion and $2.233 billion and accumulated amortization of $1.268 billion and $1.267 billion as of December 31, 2006 and 2005, respectively. We also had goodwill, trademarks and trade names that have indefinite lives with an approximate carrying value of $66 million and $41 million as of December 31, 2006 and 2005, respectively. We recorded amortization expense of $389 million in 2006 for intangible assets with finite lives based on a life range of 4 to 5 years.

Based on the current balance of intangible assets subject to amortization, the estimated future amortization is as follows:

Estimated Amortization
(Dollars in millions)
Estimated future amortization expense:
2007	$252
2008	219
2009	156
2010	91
2011	56
2012 and thereafter	51

Total estimated future amortization expense	$825

Note 8: Investments

As of December 31, 2006 and 2005, our short-term investments included publicly traded auction rate securities that are available for sale of $248 million and $60 million, respectively. The auction rate securities are reported on our consolidated balance sheets at par value, which equals fair value as these securities have liquidity provisions that specify interest rate reset dates, typically every 7, 28 or 35 days. In addition, as of December 31, 2005, we held $41 million of publicly traded held-to-maturity bonds. We accrete the discount of the held-to-maturity bonds and recognize interest income in our consolidated statements of operations over the term of the notes using the effective interest rate method.

Note 9: Borrowings

Current Borrowings

As of December 31, 2006 and 2005, current borrowings consisted of:

	December 31,
	2006	2005
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$1,656	$492
Current portion of capital lease and other obligations	30	20

Total current borrowings	$1,686	$512

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Long-Term Borrowings

As of December 31, 2006 and 2005, long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2006	2005
	(Dollars in millions)
Long-term borrowings:
Qwest Corporation (“QC”):
Notes with various rates ranging from 5.625% to 8.875% including LIBOR* + 3.25% and maturities from 2007 to 2043	$7,799	$7,789
Unamortized discount	(126)	(129)
Capital lease obligations	8	5
Less: current portion	(71)	(1)

Total QC	7,610	7,664

Qwest Services Corporation (“QSC”):
13.5% Senior Note due 2010	—	21
Unamortized premium	—	1

Total QSC	—	22

Qwest Communications Corporation (“QCC”):
7.25% Senior Notes due 2007	314	314
Unamortized discount and other	(15)	(20)
Capital lease and other obligations	83	82
Less: current portion	(323)	(7)

Total QCC	59	369

Qwest Capital Funding (“QCF”):
Notes with various rates ranging from 6.375% to 7.90% and maturities from 2008 to 2031	2,918	3,473
Unamortized discount	(2)	(2)
Less: current portion	—	(485)

Total QCF	2,916	2,986

Qwest Communications International Inc. (“QCII”):
Senior notes with various rates ranging from 3.50% to 8.874% including LIBOR* + 3.50% and maturities from 2008 to 2025	3,909	3,942
Unamortized discount	(66)	(73)
Note payable to Anschutz Digital Media, Inc. (Note 16—Related Party Transactions)	15	21
Less: current portion	(1,272)	(6)

Total QCII	2,586	3,884

Other:
Capital lease and other obligations	55	56
Less: current portion	(20)	(13)

Total other	35	43

Total long-term borrowings	$13,206	$14,968

*	London interbank offering rate

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Our long-term borrowings had the following interest rates and contractual maturities at December 31, 2006:

	Contractual Maturities
	2007	2008	2009	2010	2011	2012 and Thereafter		Total
	(Dollars in millions)
Interest rates:
Up to 5%	$—	$—	$—	$—	$—	$1,265	*	$1,265
Above 5% to 6%	77	328	—	—	—	—		405
Above 6% to 7%	—	171	562	500	—	1,526		2,759
Above 7% to 8%	314	71	—	403	2,151	4,337		7,276
Above 8% to 9%	—	—	750	—	—	2,500		3,250

Total notes and bonds	$391	$570	$1,312	$903	$2,151	$9,628		14,955

Capital lease and other obligations	146
Unamortized discount	(209)
Less current borrowings	(1,686)

Total long-term borrowings	$13,206

*	The $1.265 billion of our 3.50% Convertible Senior Notes due 2025 was classified as a current obligation as of December 31, 2006 because specified, market based conversion provisions were met as of that date. See “QCII Convertible Senior Notes” below.

QC Notes

Covenants

The indentures governing the QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QC; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QC, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2006.

New Issues

On August 8, 2006, QC issued $600 million aggregate principal amount of its 7.5% Notes due 2014.

On June 17, 2005, QC issued a total of $1.15 billion aggregate principal amount of new debt consisting of $750 million of Floating Rate Notes due 2013 with interest at LIBOR plus 3.25% (8.61% as of December 31, 2006) and $400 million of 7.625% Notes due 2015.

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

For the Years Ended December 31, 2006, 2005 and 2004

Tender Offers and Related Payments at Maturity

On June 7, 2005, QC commenced the following cash tender offers:

•

QC offered to purchase up to $250 million aggregate principal amount of its 6 5/8% Notes due 2005. We received and accepted tenders of approximately $211 million face amount of these notes for $212 million. On September 15, 2005, QC repaid the remaining $39 million of these notes that matured on that date.

•

QC offered to purchase up to $150 million aggregate principal amount of its 6 1/8% Notes due November 15, 2005. We received and accepted tenders of approximately $129 million face amount for $130 million. On November 15, 2005, QC repaid the remaining $21 million of these notes that matured on that date.

Prepayment

Concurrent with the issuance of the notes on August 8, 2006 as discussed above, QC called the remaining $500 million aggregate principal amount of its floating rate term loan maturing in June 2007, plus accrued interest of $3 million. The prepayment resulted in a loss on early retirement of debt of $9 million.

On June 20 and June 23, 2005, QC pre-paid an aggregate of $750 million face amount of the $1.25 billion floating rate tranche of its senior term loan that matures in June 2007 for $773 million.

Redemption

On September 21, 2006, QC redeemed the remaining $90 million aggregate principal amount of its 39-year 6.25% debentures due January 1, 2007 at face value plus accrued interest of $1 million.

Registered Exchange Offers

On November 17, 2006, QC commenced a registered exchange offer for its 7.5% Notes due 2014 pursuant to the registration rights agreement that it entered into in connection with the issuance of these notes. QC completed the registered exchange offer on December 20, 2006.

On December 30, 2005, QC commenced a registered exchange offer for its 7.625% Notes due 2015 and its Floating Rate Notes due 2013 pursuant to the registration rights agreement that it entered into in connection with the issuance of these notes. QC completed the registered exchange offer on February 8, 2006.

On May 27, 2005, QC commenced registered exchange offers for its 7.875% Notes due 2011 and its 8 7/8% Notes due 2012 pursuant to the registration rights agreements that it entered into in connection with the issuance of these notes. QC completed the registered exchange offers for these notes on July 5, 2005.

QSC Notes

Redemption

On December 15, 2006, QSC redeemed the remaining $21 million outstanding principal amount of its 13.50% Senior Subordinated Secured Notes due 2010 (the “2010 QSC Notes”) at 106.75% plus accrued interest of $1 million. The redemption resulted in a loss of $1 million.

Tender Offers

On December 1, 2005, QSC completed cash tender offers (the “QSC Tender Offer”), and accepted tenders, for the following notes:

•	Approximately $52 million outstanding principal amount of its 13.00% Senior Subordinated Secured Notes due 2007 (the “2007 QSC Notes”) for $56 million;

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

•	Approximately $2.211 billion of the approximately $2.232 billion outstanding principal amount of the 2010 QSC Notes for $2.548 billion; and

•	Approximately $641 million outstanding principal amount of its 14.00% Senior Subordinated Secured Notes due 2014 (the “2014 QSC Notes”) for $794 million.

These transactions resulted in a loss on early retirement of debt of $426 million.

In connection with the QSC Tender Offer, QSC also received consents from a majority in aggregate principal amount of all holders of the above notes agreeing to remove or modify substantially all of the restrictive covenants in the indenture governing those notes (the “Covenant Amendment Consent”) and from 66 2/3% in aggregate principal amount of all holders of the above notes to release all collateral securing these notes and the collateral securing the guarantees thereof by QCII (the “Collateral Release Consent”). Concurrent with the Collateral Release Consent, all liens securing notes issued by QCII and QSC’s guarantees of notes issued by QCII were also released. Upon completion of the QSC Tender Offer and in accordance with the applicable indentures, the subordination provisions of the QSC guarantees of debt securities of QCII were terminated. The QSC guarantees of QCII debt securities now rank pari passu in right of payment with all existing and future senior unsecured obligations of QSC (including QSC’s guarantee of the 2009, 2011 and 2014 QCII Notes (as defined below)) and rank senior in right of payment to all existing and future obligations of QSC that are expressly subordinated to such QSC guarantees. As of December 31, 2006, no publicly held debt of QCII and its subsidiaries was secured.

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

QCC Notes

The indenture governing the outstanding QCC notes contains certain covenants including, but not limited to: (i) a prohibition on certain liens on assets of QCC; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCC, which requires that a successor assume the obligation with regard to these notes. This indenture contains provisions accelerating payment of the notes upon an acceleration of any other debt obligations of QCC in the aggregate in excess of $25 million. We were in compliance with all of the indenture covenants as of December 31, 2006.

QCF Notes

Covenants

The QCF notes are guaranteed by QCII on a senior unsecured basis. The indentures governing these QCF notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QCF; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCF or us, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants as of December 31, 2006.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Repayment

On August 15, 2006, we repaid the remaining $485 million of QCF’s 7.75% Notes due August 15, 2006 that matured on that date.

On July 15, 2005, we repaid the remaining $179 million of QCF’s 6 1/4% Notes due July 15, 2005 that matured on that date.

Exchange Offers

During the year ended December 31, 2006, we exchanged approximately $70 million of existing QCF notes, plus $2 million of accrued interest, for approximately 8.6 million shares of our common stock with an aggregate value of approximately $66 million at the time of issuance. The effective share price for the exchange transactions ranged from $7.79 per share to $8.72 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our common stock at the times the exchange transactions were consummated ranged from $7.16 per share to $8.04 per share. As a result, we recorded a gain of $6 million on debt extinguishments.

During the year ended December 31, 2005, we exchanged approximately $167 million of existing QCF notes, plus $2 million of accrued interest, for approximately 38.3 million shares of our common stock with an aggregate value of $145 million at the time of issuance. The effective share price for the exchange transactions ranged from $4.03 per share to $4.98 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our shares at the time that the exchange transactions were consummated ranged from $3.53 per share to $4.09 per share. As a result, we recorded a gain of $23 million on debt extinguishments.

QCII Notes

Covenants

QCII issued a total of $1.775 billion of senior notes in February 2004, which notes are guaranteed on a senior unsecured basis by QSC and QCF. The indenture governing these notes limits QCII’s and its subsidiaries’ ability to:

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

If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing these notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million. We were in compliance with all of the covenants as of December 31, 2006.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

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

Registered Exchange Offers

On December 30, 2005, we commenced a registered exchange offer for $800 million of our 7 1/2% Senior Notes due 2014—Series B pursuant to the registration rights agreements that we entered into in connection with the issuance of these notes. We completed the registered exchange offer for these notes on February 8, 2006.

On May 11, 2005, we commenced a registered exchange offer for QCII’s Floating Rate Senior Notes due 2009, 7 1/4% Senior Notes due 2011, and 7 1/2% Senior Notes due 2014 (collectively, the “2009, 2011 and 2014 QCII Notes”) pursuant to the registration rights agreement that we entered into in connection with the issuance of these notes. We completed the registered exchange offer for these notes on June 16, 2005.

Redemption

On March 23, 2006, QCII redeemed the remaining outstanding principal amount of its $11 million 9.47% Senior Discount Notes due 2007 and $22 million 8.29% Senior Discount Notes due 2008.

QCII Convertible Senior Notes

The balance of the $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”) was classified as a current obligation as of December 31, 2006 because specified, market-based conversion provisions were met as of that date. These notes were classified as a non-current obligation as of December 31, 2005 because the market-based conversion provisions were not met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. As a result, all outstanding notes are reclassified as a current obligation. If our common stock does not maintain a closing price above $7.08 per share during certain subsequent periods, the notes would no longer be available for immediate conversion and the outstanding notes would again be reclassified as a non-current obligation. These notes are registered securities and are freely tradable. As of December 31, 2006, they had a market price of $1,569 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,367. The conversion value is calculated based on the specified conversion provisions using the closing prices of our common stock during the 20 trading days ended December 31, 2006.

Covenants

The indenture governing the 3.50% Convertible Senior Notes contains certain covenants including, but not limited to, a limitation on mergers or sales of all, or substantially all, of the assets of QCII, which requires that a successor assume the obligation with regard to these notes. The indenture contains provisions requiring acceleration of payment of the notes upon an acceleration of any other debt obligations of QCII in an aggregate amount in excess of $100 million. We were in compliance with all of the indenture covenants as of December 31, 2006.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

New Issues

On November 8, 2005, QCII completed an offering of $1.265 billion aggregate principal amount of 3.50% Convertible Senior Notes. The conversion value of the notes may be calculated prior to maturity by using an initial conversion rate of 169.4341 per $1,000 in principal amount of the notes or an initial conversion price of $5.90, subject to certain conditions as described in the indenture governing the notes (the “Indenture”).

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

•

the amount by which the conversion value (calculated as the product of the initial conversion rate and the average of the closing sale prices of the common stock during the conversion period as described in the Indenture) exceeds $1,000, which amount the Indenture defines as the “residual value shares.” At our option, we may elect to pay all or a portion of the residual value shares, calculated as provided in the Indenture, in cash or in a number of shares of our common stock.

(2) If the price of our common stock is at or below $5.90 per share when the notes are converted, then, for every $1,000 in principal amount of the notes surrendered for conversion, the holder will receive the lesser of:

•	$1,000 in cash, or

•	the conversion value in cash.

QCII Credit Facility

We have available to us $850 million under a revolving credit facility (“the Credit Facility”). Until July 2006, our wholly-owned subsidiary, QSC, was the potential borrower under the Credit Facility. The Credit Facility is currently undrawn and expires in October 2010. If drawn, the Credit Facility would, at our election, bear interest at a rate of adjusted LIBOR or a base rate, in each case plus an applicable margin. Such margin varies based upon the credit ratings of the facility and is currently 2.0% for LIBOR based borrowings and 1.0% for base rate borrowings. The Credit Facility is guaranteed by QSC and is secured by a senior lien on the stock of its wholly-owned subsidiary, QC.

The Credit Facility contains certain other covenants including, but not limited to, limitations on:

•	incurrence of indebtedness (suspended while the Credit Facility remains undrawn);

•	restricted payments;

•	using any proceeds to pay settlements or judgments relating to investigations and securities actions discussed in Note 17—Commitments and Contingencies;

•	dividend and other payments;

•	mergers, consolidations and asset sales;

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

•	investments; and

•	liens (suspended while the Credit Facility remains undrawn).

In the event of certain changes of control, each lender under the Credit Facility may terminate its commitment thereunder and declare any outstanding amounts for such lender’s account immediately due and payable.

The Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 6 to 1 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 2.5 to 1. Consolidated EBITDA as defined in the Credit Facility means our net income (loss) adjusted for taxes, interest and non-cash and certain non-recurring items. Compliance with these financial covenants is not required while the Credit Facility remains undrawn. However, we were in compliance with these financial covenants as of December 31, 2006.

The Credit Facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a greater impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Interest

Interest expense—net primarily relates to interest on long-term borrowings. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Interest expense—net:
Gross interest expense	$1,183	$1,496	$1,543
Capitalized interest	(14)	(13)	(12)

Total interest expense—net	$1,169	$1,483	$1,531

Cash interest paid	$1,127	$1,428	$1,476

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 10: Restructuring and Severance

Restructuring

During 2004 and previous years, as part of our ongoing effort to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. The restructuring reserve balances are included in our consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges and reversals are included in our consolidated statements of operations in selling, general and administrative expense. As of December 31, 2006 and 2005, our restructuring reserve was $347 million and $428 million, respectively. The amount included as current liabilities was $37 million and $62 million, respectively, and the long term portion was $310 million and $366 million, respectively. In 2006, 2005 and 2004, we added $21 million, $40 million and $250 million, respectively, to these reserves in restructuring provisions, we utilized $67 million, $101 million, and $202 million, respectively, and we reversed $35 million, $31 million and $52 million, respectively.

As of December 31, 2006, the restructuring reserve consisted primarily of real estate exit costs associated with the 2002 and prior restructuring plan. We expect to utilize this reserve over the remaining lease terms, which range from 0.3 years to 19 years, with a weighted average of 12.2 years.

The restructuring provisions less reversals for the plans discussed above for our wireline services segment are $0 million, $(16) million, and $104 million for 2006, 2005 and 2004, respectively. No amounts were recorded for our wireless services segment for any periods presented. The 2006, 2005 and 2004 amounts for our other services segment was $(14) million, $25 million, and $94 million, respectively.

Severance

We accrued $58 million and $65 million of severance costs in 2006 and 2005, respectively. These costs were included in our consolidated statements of operations in selling, general and administrative expenses. We expect to pay substantially all the 2006 severance costs in 2007.

Note 11: Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $162 million and $186 million of deferred activation and installation charges as of December 31, 2006 and 2005, respectively. Prepaid and other assets also include $187 million and $118 million of deferred income taxes as of December 31, 2006 and 2005, respectively.

Other Assets

As of December 31, 2006, other assets include $239 million of deposits in an escrow account related to settlements of the consolidated securities action and other regulatory matters as described in Note 17—Commitments and Contingencies.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$284	$290
Employee compensation	507	453
Accrued property and other taxes	309	328
Current portion of post-retirement and other post-employment benefit obligations	180	—
Other	576	705

Total accrued expenses and other current liabilities	$1,856	$1,776

Other Long-Term Liabilities

Other long-term liabilities include principally restructuring and realignment liabilities and reserves for contingencies and litigation. Restructuring liabilities are discussed in Note 10—Restructuring and Severance, and other significant items are discussed below and in Note 17—Commitments and Contingencies.

In November 2005, we entered into a settlement agreement with KMC Telecom LLC and several of its related parent or subsidiary companies (collectively, “KMC”) and one of KMC’s lenders, General Electric Capital Corporation (“GECC”), to settle several disputes and obligations between the parties. Under the terms of the settlement, we paid $98 million in order to resolve all outstanding disputes and obligations between and among us, KMC and GECC. In connection with the resolution of this matter, we reduced our pre-existing deferred credit and other liabilities related to the matter resulting in a net $4 million gain related to this settlement, which is included as a reduction of cost of sales in our consolidated statement of operations for the year ended December 31, 2005.

Note 12: Employee Benefits

Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158. We adopted SFAS No. 158, which was effective for our year ended December 31, 2006.

The guidance of SFAS No. 158 is effective for us in two steps. Step one was effective for us beginning with our fiscal year ended on December 31, 2006 and requires us to recognize on our consolidated balance sheet the over-funded or under-funded amount of our defined benefit postretirement plans. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. We are also required to recognize as a component of other comprehensive income, net of taxes, the actuarial gains and losses and the prior service costs and credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income is then adjusted as these amounts are later recognized into income as components of net periodic benefit cost. The adoption of step one required us to record on our consolidated balance sheet an increase in prepaid pension asset, a decrease in post-retirement and other post-employment benefit obligations and an increase in accumulated other comprehensive income.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The following table summarizes the initial impact upon adoption of SFAS No. 158.

	December 31, 2006
	Before Adoption	Adjustment	After Adoption
	(Dollars in millions)
Condensed Consolidated Balance Sheet:
Total current assets	$3,654	$—	$3,654
Property, plant and equipment—net	14,579	—	14,579
Capitalized software and other intangible assets—net	891	—	891
Prepaid pension asset	1,093	218	1,311
Other assets	804	—	804

Total assets	$21,021	$218	$21,239

Total current liabilities	$4,980	$180	$5,160
Long-term borrowings—net	13,206	—	13,206
Post-retirement and other post-employment benefit obligations	3,411	(1,045)	2,366
Deferred revenue	506	—	506
Other long-term liabilities	1,446	—	1,446

Total liabilities	23,549	(865)	22,684

Stockholders’ deficit:
Common stock and additional paid-in capital	43,403	—	43,403
Treasury stock	(24)	—	(24)
Accumulated deficit	(45,907)	—	(45,907)
Accumulated other comprehensive income	—	1,083	1,083

Total stockholders’ deficit	(2,528)	1,083	(1,445)

Total liabilities and stockholders’ deficit	$21,021	$218	$21,239

Step two is effective for us beginning with our fiscal year ending on December 31, 2008 and requires us to disclose in the notes to our consolidated financial statements additional information about the expected effects on net periodic benefit cost of delayed recognition of the actuarial gains and losses and the prior service costs and credits. It also requires disclosure of information about any transition asset or obligation remaining from the application of pre-existing rules and requires a year-end measurement date. We currently use December 31 as the measurement date of the funded status of our plans, which is the same date as our year-end consolidated balance sheet.

Pension, Post-Retirement and Other Post-Employment Benefits

We sponsor a noncontributory defined benefit pension plan for substantially all management (non-union) and occupational (union) employees. In addition to this tax qualified pension plan, we also maintain a non-qualified pension plan for certain highly compensated employees and executives. We maintain post-retirement benefit plans that provide healthcare and life insurance benefits for eligible retirees. We also provide post-employment benefits for other eligible former employees.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Pension

The pension plan features a traditional service-based program as well as an account balance program. Participants in the service-based program include all occupational (union) employees and management employees who had reached 20 years of service by December 31, 2000 or who would be service pension eligible by December 31, 2003. The account balance program covers management employees hired after December 31, 2000 and management employees who did not have 20 years of service by December 31, 2000 or who would not be service pension eligible by December 31, 2003. Future benefits in the account balance plan are based on 3% of pay while actively employed plus an investment return. The investment return on an employee’s account balance plan account in a given year is based upon the average 30-year U.S. Treasury interest rate in effect during August through December of the prior year and the employee’s account balance at the beginning of the year.

Our funding policy for the pension plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. No pension contribution was required in 2006 or 2005. As of December 31, 2006 and 2005, the fair value of the assets in the qualified pension trust exceeded the accumulated post-retirement benefit obligation (“ABO”) of the qualified pension plan.

Post-Retirement Benefits

The ABO for our occupational (union) healthcare and life insurance post-retirement plan benefits is estimated based on the terms of our written plan as negotiated with our employees’ unions. In making this determination, we consider the exchange of benefits between us and our employees that occurs as part of the negotiations as well as numerous assumptions, estimates and judgments, including but not limited to, healthcare cost trend rates and mortality trend rates. In the third quarter of 2005, we negotiated new three-year collective bargaining agreements covering approximately 23,000 unionized employees. These new agreements reflect changes for the post-1990 retirees who are former occupational (union) employees, including: (i) a Letter of Agreement which states retirees begin contributing to the cost of healthcare benefits in excess of specified limits on the company-funded portion of retiree healthcare costs (also referred to as “caps”) beginning January 1, 2009, rather than January 1, 2006, which is the previous effective date of the caps: (ii) the beneficiaries of post-1990 retirees who were former occupational (union) employees are eligible for a reduced life insurance benefit of $10,000 effective January 1, 2006 and the beneficiaries of other pre-1991 retirees who were former occupational (union) employees are eligible for a reduced life insurance benefit of $10,000 effective January 1, 2007; and (iii) post-1990 retirees pay increased out of pocket costs through plan design changes starting January 1, 2006. These changes have been considered in the determination of the ABO for our occupational (union) employee benefits under the plan. The additional costs to us of deferring the enforcement of the caps by three years were substantially offset in negotiation by the additional benefit to us of the reduction in life insurance benefits. As a result of this exchange of benefits with the affected plan participants (the retirees in this case), we have determined that the caps provision beginning January 1, 2009 is substantive. If the caps were not considered to be substantive in our determination of the ABO, our current calculation of the ABO would increase by approximately $2.3 billion. The collective bargaining agreements with our employees’ unions contain caps that are effective January 1, 2009, and we currently intend to enforce these healthcare caps beginning on that date in order to maintain our healthcare costs at competitive levels.

The terms of the post-retirement life and healthcare arrangement between us and our management employees and our post-1990 management retirees are established by us and are subject to change at our discretion. We have a past practice of sharing some of the cost of providing healthcare benefits with our

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

management employees and post-1990 management retirees. In 2006, we amended the healthcare and life insurance plans. The new amendments reflect changes for the management retirees effective January 1, 2007. These amendments include: (i) requiring post-1990 retiree contributions in excess of specified limits on the company-funded portion of retiree healthcare costs (also referred to as “caps”); (ii) the beneficiaries of management retirees are eligible for reduced life insurance benefit of $10,000; and (iii) retirees pay increased out of pocket costs through plan design. These changes have been considered in the determination of the ABO for our management employee benefits under the plan. The ABO for the management post-retirement healthcare benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. The reduction in our post-retirement healthcare and life insurance benefits liability of approximately $900 million will result in cost savings to us and will be recognized as a reduction in periodic cost over the life expectancy of the management retiree group, which is currently expected to be approximately 18 years. Management employees who retain retiree healthcare benefits and retired after December 31, 1990 began paying contributions toward the cost of their retiree healthcare benefits effective January 1, 2004. Post-1990 management retirees made contributions to us for their healthcare benefits of $28 million and $26 million for the years ended December 31, 2006 and 2005, respectively.

During 2005, we made contributions of $6 million to the post-retirement occupational (union) healthcare trust. In addition, we received reimbursements for healthcare claims incurred by retirees who are former occupational (union) employees from the post-retirement occupational (union) healthcare trust of $207 million and $206 million in 2006 and 2005, respectively. We made payments of $382 million and $383 million directly to healthcare benefit providers and life insurers in 2006 and 2005, respectively.

A change of one percent in the assumed initial healthcare cost trend rate would have had the following effects in 2006:

	One Percent Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$15	$(13)
Effect on ABO (balance sheet)	$107	$(97)

Our post-retirement healthcare cost for post-1990 retirees is capped at a set dollar amount beginning January 1, 2007 with respect to retirees who are former management employees. A current Letter of Agreement between us and our unions will be implemented in 2009 (as set forth in the Letter of Agreement). Our post-retirement healthcare costs for retirees who are former occupational (union) employees will also be capped at a set dollar amount beginning January 1, 2009. Therefore, those healthcare costs are not subject to healthcare trends after the capped cost is attained. A change of 1% in these actual trends subsequent to January 1, 2007 and 2009 would not have a significant impact on the ABO at December 31, 2006 but will significantly impact the 2007 benefit expense for this group of participants.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Expected Cash Flows

The pension, non-qualified pension and post-retirement healthcare and life insurance benefit payments, including expected future services, are expected to be paid by us and from plan assets and the estimated future Medicare Part D federal subsidy receipts are as follows:

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
2007	$741	$5	$411	$(17)
2008	747	16	436	(19)
2009	750	9	374	(21)
2010	750	3	376	(24)
2011	749	3	376	(26)
2012—2016	3,635	17	1,783	(168)

Benefit Expense (Credit)

The measurement dates used to determine pension, non-qualified pension and other post-retirement healthcare and life insurance benefit measurements for the plans are December 31, 2006, 2005 and 2004. The actuarial assumptions used to compute the net pension expense (credit), non-qualified pension benefit expense and post-retirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Expense (Credit)			Non-Qualified Pension Expense			Post-Retirement Benefit Expense
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Actuarial assumptions at beginning of year:
Discount rate	5.60%	5.75%	6.25%	5.60%	5.75%	6.25%	5.60%	5.75%	6.25%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A	8.50%	8.50%	8.50%
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2011	2010	2014

N/A—Not applicable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The components of the pension benefit expense (credit), non-qualified pension benefit expense and post-retirement benefit expense for the years ended December 31, 2006, 2005 and 2004 are detailed below:

	Years Ended December 31
	Pension Expense (Credit)			Non-Qualified Pension Expense			Post-Retirement Benefit Expense
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Dollars in millions)
Service cost	$142	$149	$164	$2	$3	$2	$15	$20	$21
Interest cost	482	500	567	3	3	3	288	310	354
Expected return on plan assets	(658)	(695)	(773)	—	—	—	(129)	(131)	(131)
Amortization of transition asset	—	—	(63)	2	2	2	—	—	—
Amortization of prior service cost	(5)	(5)	(5)	—	—	—	(83)	(56)	(47)
Recognized net actuarial loss (gain)	111	79	6	1	1	1	32	56	87

Net expense (credit) included in current income (loss)	$72	$28	$(104)	$8	$9	$8	$123	$199	$284

The pension, non-qualified pension and post-retirement benefit expense (credit) is allocated between cost of sales and selling, general and administrative expense in the consolidated statements of operations.

Benefit Obligations

The actuarial assumptions used to compute the funded (unfunded) status for the plans are based upon information available as of December 31, 2006 and 2005 are as follows:

	December 31
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
Actuarial assumptions at end of year:
Discount rate	6.00%	5.60%	6.00%	5.60%	6.00%	5.60%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	N/A	N/A
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	10.00%	10.00%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2012	2011

N/A—Not applicable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The following table summarizes the change in the projected benefit obligation for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2006 and 2005:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Benefit obligation accrued at beginning of year	$8,957	$8,929	$56	$59	$5,420	$5,798
Service cost	142	149	2	3	15	20
Interest cost	482	500	3	3	288	310
Actuarial (gain) loss	(251)	219	(4)	(4)	(277)	(293)
Plan amendments	—	—	—	—	(998)	(32)
Benefits paid	(798)	(840)	(4)	(5)	(381)	(383)

Benefit obligation accrued at end of year	$8,532	$8,957	$53	$56	$4,067	$5,420

Accumulated benefit obligation	$8,357	$8,752	$50	$51	$4,067	$5,420

Plan Assets

The plan assets of the pension plan are currently used for the payment of pension benefits. The only healthcare benefits paid with plan assets of the post-retirement healthcare benefit trust are for retirees who are former occupational (union) plan participants. The following table summarizes the change in the fair value of plan assets for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2006 and 2005:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Fair value of plan assets at beginning of year	$9,348	$9,133	$—	$—	$1,644	$1,652
Actual gain on plan assets	1,293	1,055	—	—	240	193
Net contributions to trust and benefit providers	—	—	4	5	174	182
Benefits paid	(798)	(840)	(4)	(5)	(398)	(383)
Medicare Part D reimbursements	—	—	—	—	17	—

Fair value of plan assets at end of year	$9,843	$9,348	$—	$—	$1,677	$1,644

The weighted-average asset allocations for the benefit plans as of December 31, 2006 and 2005 by asset category are as follows:

	December 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
Equity	60%	60%	N/A	N/A	55%	56%
Debt	23%	22%	N/A	N/A	29%	29%
Real estate	8%	8%	N/A	N/A	7%	5%
Other	9%	10%	N/A	N/A	9%	10%

Total	100%	100%	N/A	N/A	100%	100%

N/A—Not applicable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The investment objective for both the pension and post-retirement benefit plan assets is to provide an attractive risk-adjusted return that will ensure the payment of benefits and protect against the risk of substantial investment losses. Investment risk is managed by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. Derivative instruments (primarily exchange-traded futures, forwards, swaps and options) are used to reduce risk as well as enhance return.

The asset mix, or the percent of the trust held in each asset class, takes into account benefit obligations, risk/return requirements and the outlook for the financial markets. Given the long-term nature of our benefit obligations, the benefit plans have a significant weighting to equities, which have a higher expected return. As of December 31, 2006, the actual asset mix is within the 50% to 70% policy allocation range for equities and the 30% to 50% policy allocation range for non-equities (debt, real estate and other). As of December 31, 2006 and 2005, shares of our common stock and ownership of our debt accounted for less than 0.5% of the assets held in the pension and post-retirement benefit plans.

For the years ended December 31, 2006 and 2005, the investment program produced an actual return on pension and post-retirement plan assets which exceeded the expected return by $745 million and $422 million, respectively. The annual returns on plan assets will almost always be different from the expected long-term returns, and could include net losses, due primarily to the volatility occurring in the debt and equity markets during any given year.

Funded Status

The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans as of December 31, 2006 after the adoption of SFAS No. 158:

	December 31, 2006
	Pension Plan	Non-Qualified Pension Plan	Post- Retirement Benefit Plans
	(Dollars in millions)
Projected benefit obligation	$(8,532)	$(53)	$—
Accumulated benefit obligation	—	—	(4,067)
Fair value of plan assets	9,843		1,677

Funded (unfunded) status	$1,311	$(53)	$(2,390)

Items not yet recognized as a component of net periodic cost:
Unrecognized net actuarial (gain) loss	$(179)	$7	$367
Unamortized prior service benefit	(39)	—	(1,240)
Unrecognized transition obligation	—	1	—

Unrecognized net periodic cost recorded as a component of other comprehensive (income) loss	$(218)	$8	$(873)

Items to be recognized in 2007 as a component of net periodic cost:
Net actuarial loss	$64	$1	$23
Prior service benefit	(5)	—	(127)

Net periodic cost to be recorded in 2007 as a component of other comprehensive loss (income)	$59	$1	$(104)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans as of December 31, 2005 prior to adoption of SFAS No. 158:

	December 31, 2005
	Pension Plan	Non-Qualified Pension Plan	Post- Retirement Benefit Plans
	(Dollars in millions)
Funded (unfunded) status	$391	$(56)	$(3,776)
Unrecognized net actuarial loss	818	12	786
Unamortized prior service benefit	(44)	—	(325)
Unrecognized transition obligation	—	3	—

Prepaid benefit (accrued cost)	$1,165	$(41)	$(3,315)

The accrued cost of the non-qualified pension plan and the accrued cost for the post-retirement benefit plans are included in post-retirement benefit obligations on our consolidated balance sheet. Also included in that line are post-employment long-term disability insurance and workers compensation benefits accruals.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) became law in the United States. The Medicare Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We sponsor a post-retirement healthcare plan with several benefit options that provide prescription drug benefits, which we deem actuarially equivalent to Medicare Part D. We recognized the impact of the federal subsidy on the calculation of our ABO and net post-retirement benefit costs. In accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we recognized a $235 million reduction of our ABO using our December 31, 2003 measurement date. The effect of the subsidy reduced our net periodic post-retirement benefit cost by $38 million and $33 million for the years ended December 31, 2005 and 2004 respectively. During 2005, the Center for Medicare and Medicaid Services issued and clarified rules for implementing the Medicare Act. The actuarial estimate of the federal subsidy using the December 31, 2006 and 2005 measurement dates reduced our ABO by $388 million and $510 million, respectively. This reduction was recorded as an unrecognized actuarial gain that will be amortized to expense. The issuance and clarification of the rules for implementing the Medicare Act during 2005 further reduced our prescription benefit cost by $81 million for the year ended December 31, 2006.

Other Benefit Plans

Healthcare and Life Insurance

We provide healthcare and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the healthcare plan. Our 2006 active healthcare benefit expense of $291 million increased from the 2005 expense of $281 million. Occupational (union) employee benefits are based on the negotiated labor contracts. Currently these costs, other than enrollment fees and out of pocket amounts, are largely funded by us. Management and occupational (union) employees are required to partially fund the healthcare benefits provided by us, in addition to out of pocket costs. Participating management employees contributed $35 million in 2006 and 2005 and participating occupational (union) employees contributed $5 million and $0 million in 2006 and 2005, respectively. The basic group life insurance plan is fully insured and the premiums are paid by us.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

401(k) Plan

We sponsor a qualified defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, we match a percentage of employee contributions in cash. As of December 31, 2006 and 2005, the assets of the plan included approximately 55 million and 65 million shares, respectively, of our common stock as a result of the combination of our employer match and participant directed contributions. We made cash contributions in connection with our 401(k) plan of $67 million and $69 million in 2006 and 2005, respectively.

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

Our deferred compensation obligations for these plans are included in our consolidated balance sheets in other long-term liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statements of operations. The deferred compensation liability as of December 31, 2006 and 2005 was $17 million and $20 million, respectively. The value of the deferred compensation plan assets was $11 million and $10 million at December 31, 2006 and 2005, respectively, and is included in other long-term assets on our consolidated balance sheets. Shares of our common stock owned by rabbi trusts, such as those established for our deferred compensation plans, are treated as treasury stock and are included at cost as treasury stock on our consolidated balance sheets.

Deferred Compensation Plan for Non-Employee Directors

We sponsor a deferred compensation plan for non-employee members of our current and former Board of Directors. Under this plan, participants may, at their discretion, elect to defer all or any portion of the directors’ fees for the upcoming year for services they perform. We no longer provide a match for deferred fees for the members of the current Board of Directors; however, until October 2005, we matched 50% of the fees that were contributed to the plan. Participants in the plan are fully vested in both their deferred fees and the matching contribution. Subject to the terms of the plan, participants can suspend or change their election to defer fees in future calendar years.

Quarterly, we credit each director’s account with “phantom units,” which are held in a notational account. Each phantom unit represents a value equivalent to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. Non-employee directors participating in the deferred compensation plan held approximately 716,000 and 807,000 phantom units as of December 31, 2006 and 2005, respectively. Subject to the terms of the plan, each director’s account will be distributed as elected or upon termination of the plan. The distribution elected in advance by the director may be in the form of: (i) a lump-sum payment; (ii) annual cash installments over periods up to 10 years; or (iii) some other form selected by our Executive Vice President—Chief Human Resources Officer (or his or her designee). A change in our stock price of one dollar would not result in a significant expense impact to our consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the value of our common stock are recorded in our consolidated statement of operations. The deferred compensation liability as of December 31, 2006 and 2005 for the plan was $7 million and $4 million, respectively, and the expense associated with this plan was not significant during 2006 and 2005. However, depending on the extent of appreciation in the value of our common stock, expenses incurred under this plan could become significant in subsequent years.

Note 13: Stockholders’ Deficit

Common Stock ($0.01 par value)

We are authorized to issue up to 5.0 billion shares of common stock with $0.01 par value per share. We had 1.903 billion and 1.867 billion shares issued and 1.901 billion and 1.866 billion shares outstanding as of December 31, 2006 and 2005, respectively.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. Shares of common stock repurchased under this program are immediately retired. During 2006, we repurchased 26,026,600 shares of our common stock under this program at a weighted average price per share of $8.03.

Preferred Stock ($1.00 par value)

Under our charter, our Board of Directors has the authority, without stockholder approval, to (i) create one or more classes or series within a class of preferred stock, (ii) issue shares of preferred stock in such class or series up to the maximum number of shares of the relevant class or series of preferred stock authorized and (iii) determine the preferences, rights, privileges and restrictions of any such class or series, including dividend rights, voting rights, the rights and terms of redemption, the rights and terms of conversion, liquidation preferences, the number of shares constituting any such class or series and the designation of such class or series. One of the effects of authorized but unissued and unreserved shares of capital stock may be to render more difficult or discourage an attempt by a potential acquirer to obtain control of us by means of a merger, tender offer, proxy contest or otherwise and thereby protect the continuity of our management. The issuance of such shares of capital stock may have the effect of delaying, deferring or preventing a change in control of us without any further action by our stockholders. We have no present intention to adopt a stockholder rights plan, but could do so without stockholder approval at any future time.

As of December 31, 2006, 2005 and 2004, there were 200 million shares of preferred stock authorized but no shares issued or outstanding.

Treasury Stock

Deferred Compensation—Rabbi Trusts

Rabbi trusts were established for two of our deferred compensation plans. During 2005, one of the rabbi trusts liquidated all of its shares of our common stock. As of December 31, 2006 and 2005, the rabbi trusts held approximately 62,000 shares of our common stock with a cost of $3 million. Shares of our common stock held by the rabbi trusts are accounted for as treasury stock, but are considered outstanding for legal purposes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Forfeitures and Vesting of Restricted Stock

Under our Equity Incentive Plan and restricted stock agreements, we automatically withhold a portion of the vesting shares to cover the withholding taxes due upon vesting. As a result of forfeited and withheld restricted stock, we acquired approximately 931,000, 60,000 and 940,000 shares of treasury stock during 2006, 2005 and 2004, respectively.

Debt for Equity Exchanges

During 2006, 2005 and 2004, we issued 8.6 million, 38.3 million and 36.4 million shares of our common stock with an aggregate value of $66 million, $145 million and $144 million, respectively, in exchange for certain outstanding debt.

Dividends

We did not declare any dividends during 2006, 2005 and 2004.

Note 14: Income Taxes

Between 2000 and 2005, we reported a significant cumulative loss and generated substantial net operating loss carryforwards. In 2006, we utilized a portion of these carryforwards to offset our taxable income. We are, however, not yet able to sustain a conclusion that it is more-likely-than-not that we will realize any of the remaining carryforwards as a result of recent cumulative losses and other factors.

We have tax sharing agreements with previous affiliates that require cash payments between the parties in certain situations. In 2006, we negotiated a settlement of certain open issues covered by one of these agreements. As a result of the settlement, we received $135 million in cash and recognized $53 million in income tax benefit and $39 million in interest income. This interest income was included in other—net in 2006. In 2006, we also made an estimated payment of $130 million, $74 million of which was tax, associated with prior years. This payment resulted in a reduction in our accrued liability for uncertain tax positions.

Prior to 2006, we had a history of generating net operating loss carryforwards for tax purposes. The $88 million expense we recognized in 2004 is primarily related to the adjustment of our accrual for uncertain tax positions or strategies (“Uncertain Tax Positions”), including $158 million due to change in the expected timing of deductions related to the Contested Liability Acceleration Strategy (“CLAS”) offset by reductions in the estimated liabilities for other Uncertain Tax Positions. An income tax provision will continue to be recognized for changes in our estimated liability for Uncertain Tax Positions and interest accruals thereon.

CLAS was a strategy that sets aside assets to provide for the satisfaction of asserted liabilities associated with litigation in a tax efficient manner. CLAS accelerated deductions for contested liabilities by placing assets for potential litigation liabilities out of our control and into trusts managed by a third-party trustee. In 2004, we were formally notified by the IRS that it was contesting the CLAS tax strategy. Also in 2004, as a result of a series of notices on CLAS strategies issued by the IRS and the receipt of legal advice with respect thereto, we adjusted our accounting for CLAS as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The change in expected timing of deductions caused an increase in our liability for uncertain tax positions and a corresponding increase in our net operating loss carry-forwards (“NOLs”). Because we were not currently forecasting future taxable income sufficient to realize the benefits of this increase in our NOLs, we

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

recorded an increase in our valuation allowance on deferred tax assets as required by FAS No. 109. Additionally, in 2004 the IRS proposed a penalty of $37 million on this strategy. We believed that the imposition of a penalty was not appropriate as we acted in good faith in implementing this tax strategy in reliance on two contemporaneous tax opinions and adequately disclosed this transaction to the IRS in its initial and subsequent tax returns.

In 2004, the IRS billed us for additional taxes due for past years. This billing relates to the preparation of a carryback claim from the year 2000, and resulted in additional Alternative Minimum Tax (“AMT”) due. The payment of this AMT liability results in AMT Credit carryforwards the majority of which we expected to realize as a reduction in any payments we make against our liabilities for uncertain tax positions. In 2004, we paid $186 million, including $16 million for interest, for this matter. In 2006, a previous affiliate utilized a portion of these credits and paid us for this utilization as discussed above.

The components of the income tax (benefit) expense from continuing operations are as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Income tax (benefit) expense:
Current tax
Federal	$(40)	$(1)	$94
State and local	9	3	6

Total current tax provision	(31)	2	100

Deferred tax
Federal	(2)	(1)	—
State and local	(3)	(4)	(12)

Total deferred tax benefit	(5)	(5)	(12)

Income tax (benefit) expense	$(36)	$(3)	$88

The effective income tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2006	2005	2004
	(in %)
Effective income tax rate:
Federal statutory income tax rate	(35.0)%	35.0%	35.0%
State income taxes—net of federal effect and tax expense (benefit) of income (loss) not recognized	(0.7)	0.1	0.3
Non-deductible Securities and Exchange Commission Settlement	—	—	(5.1)
Medicare subsidy	5.1	1.9	0.8
Uncertain tax position changes	7.8	0.2	(6.1)
Other	(1.4)	0.1	(1.2)
Benefit of tax assets not previously recognized	30.7	—	—
Federal tax benefit from loss not recognized	—	(36.9)	(28.8)

Effective income tax rate	6.5%	0.4%	(5.1)%

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax assets
Net operating loss carryforwards	$1,912	$2,242
Post-retirement benefits	1,034	1,195
State deferred taxes—net of federal effect	386	484
Other	735	754

	4,067	4,675
Valuation allowance on deferred tax assets	(1,805)	(2,459)

Net deferred tax assets	2,262	2,216

Deferred tax liabilities
Property, plant and equipment and intangible assets	(1,460)	(1,305)
Pension	(457)	(403)
Deferred revenue	(51)	(237)
State deferred taxes—net of federal effect	(216)	(229)
Other	(52)	(14)

Total deferred tax liabilities	(2,236)	(2,188)

Net deferred tax assets	$26	$28

We received $6 million and $5 million in net income tax refunds in 2006 and 2005, respectively. We paid $164 million in net income tax in 2004.

As of December 31, 2006, we had net operating loss carryforwards of $5.6 billion, including approximately $160 million related to stock compensation, the benefit of which if realized will be recognized in equity. The net operating loss carryforwards may expire between 2009 and 2025. Although no net operating loss carryforwards expired in 2005, we recorded a $1 billion reduction in our reported net operating loss carryforwards and, at the same time, we recorded a corresponding reduction in the related valuation allowance as a result of our current analysis of the sustainability of a particular tax position. The change in our valuation allowance between December 31, 2006 and 2005 is primarily due to the impact on our net deferred tax assets upon the adoption of SFAS No. 158 of $331 million, the impact of our 2006 income before income taxes of $192 million and other adjustments to deferred taxes of $131 million.

In 2006, we reduced our state tax rate based upon a review of the temporary difference reversals. This change resulted in a $33 million state deferred tax benefit, which was offset by a corresponding increase in our valuation allowance. In 2004, we changed our state tax rate based on a review of our state apportionment factors and the current tax rate of the states where we conduct business. This change resulted in a $26 million state deferred tax benefit, which was offset by a corresponding increase in our valuation allowance.

We had unamortized investment tax credits of $64 million and $71 million as of December 31, 2006 and 2005, respectively, included in other long-term liabilities on our consolidated balance sheets. These investment tax credits are amortized over the lives of the related assets. At the end of 2006 we also have $71 million ($46 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2008 and 2019, if not utilized.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 15: Segment Information

Our operating revenue is generated from our wireline services, wireless services and other services segments. Segment discussions reflect the way we currently report our operating results to our Chief Operating Decision Maker, or CODM.

Segment income consists of each segment’s revenue and expenses. Segment revenue is based on the types of products and services offered as described below. Wireline and wireless segment expenses include employee-related costs, facility costs, network expenses and other non-employee related costs such as customer support, collections and telemarketing. We manage administrative services costs such as finance, information technology, real estate, legal, other marketing and advertising and human resources centrally; consequently, these costs are included in the other services segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the years presented. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not assigned to any segment. Similarly, we do not include impairment charges in the segment results.

We generate revenue from our wireline services, wireless services and other services as described below.

•

Wireline services. The wireline services segment uses our network to provide voice services and data, Internet and video services to mass markets, business and wholesale customers. Our wireline services include:

•

Voice services. Voice services include local voice services, long-distance voice services and access services. Local voice services include basic local exchange, switching, and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Long-distance voice services include domestic and international long-distance services. Access services include fees charged to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. Data, Internet and video services represent our fastest growing source of revenue. We offer data and Internet services through all three of our customer channels. Our mass markets customers purchase primarily high-speed Internet access and video services including cable-based and resold satellite digital television.

We offer our suite of growth products and services (such as data integration, private line, MPLS-based services sold as iQ Networking™; web hosting and VoIP) and traditional products and services (such as, ATM, frame relay, dedicated Internet access, VPN, ISDN and Internet dial-up access) primarily to our business and wholesale customers. We also include some traditional voice grade services with these services if they are bundled together in an end-to-end solution for the customer.

•

Wireless services. We sell wireless products and services, including access to a nationwide wireless network, to mass markets and business customers, primarily within our local service area. We also offer an integrated service, which enables customers to use the same telephone number and voice mailbox for their wireless phone as for their home or business phone. Our wireless products and services are primarily marketed to consumers as part of our bundled offerings.

•	Other services. Other services include subleases of our unused real estate, such as space in our office buildings, warehouses and other properties.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Other than as described above, the accounting principles are the same as those used in our consolidated financial statements. The revenue shown below for each segment is derived from transactions with external customers. Substantially all of our assets are in our wireline and other segments.

Segment information for the three years ended December 31, 2006 is summarized in the following table. We have revised segment expenses in 2005 and 2004 to conform to our current year presentation.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Operating revenue:
Wireline services	$13,328	$13,335	$13,255
Wireless services	557	527	514
Other services	38	41	40

Total operating revenue	$13,923	$13,903	$13,809

Operating expenses:
Wireline services	$6,395	$6,611	$7,013
Wireless services	562	588	481
Other services	2,641	2,784	3,367

Total segment expenses	$9,598	$9,983	$10,861

Segment income (loss):
Wireline services	$6,933	$6,724	$6,242
Wireless services	(5)	(61)	33
Other services	(2,603)	(2,743)	(3,327)

Total segment income	$4,325	$3,920	$2,948

Capital expenditures:
Wireline services	$1,314	1,247	1,350
Wireless services	1	2	5
Other services	317	364	376

Total capital expenditures	$1,632	$1,613	$1,731

The following table reconciles segment income to net income (loss) for each of the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Reconciliation of segment income:
Segment income	$4,325	$3,920	$2,948
Depreciation	(2,381)	(2,612)	(2,626)
Capitalized software and other intangible assets amortization	(389)	(453)	(497)
Asset impairment charges	—	—	(113)
Total other expense (income)—net	(998)	(1,615)	(1,418)
Income tax benefit (expense)	36	3	(88)
Cumulative effect of changes in accounting principles—net of taxes	—	(22)	—

Net income (loss)	$593	$(779)	$(1,794)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The following table provides information about revenue derived from external customers for our products and services for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Operating revenue:
Wireline voice services	$8,715	$9,106	$9,291
Wireline data, Internet and video services	4,613	4,229	3,964
Wireless services	557	527	514
Other services	38	41	40

Total operating revenue	$13,923	$13,903	$13,809

We do not have any single major customer that provides more than ten percent of the total of our revenue derived from external customers. Substantially all of our revenue from external customers comes from customers located in the United States.

Note 16: Related Party Transactions

In October 1999, we agreed to purchase certain telecommunications-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from Anschutz Digital Media, Inc., a subsidiary of Anschutz Company (which is our largest stockholder), in exchange for a promissory note in the amount of $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. During 2006, 2005 and 2004, we paid $1 million, $2 million and $2 million in interest and $6 million, $5 million and $4 million in principal, respectively, on the note. As of December 31, 2006, the outstanding accrued interest on the note was less than $1 million and the outstanding principal balance on the note was $15 million.

In 2006, we paid approximately $31 million in administrative fees in the ordinary course of business to United Healthcare Services, Inc., which provides health benefit plans to some of our employees. Our director Anthony Welters serves as Executive Vice President of UnitedHealth Group (effective January 1, 2007), which is the parent company of United Healthcare.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 17: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	2012 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$391	$570	$1,312	$903	$2,151	$8,363	$13,690
Convertible notes(2)	—	—	—	—	—	1,265	1,265
Interest on debt(3)	1,077	1,060	993	903	805	6,402	11,240
Operating leases	251	228	203	181	152	936	1,951
Capital lease and other obligations	48	41	31	16	15	76	227

Total debt and lease payments	1,767	1,899	2,539	2,003	3,123	17,042	28,373

Purchase commitments:
Telecommunications commitments	159	143	89	37	—	—	428
IRU operating and maintenance obligations	18	18	18	18	18	193	283
Advertising, promotion and other services(4)	79	71	69	65	32	144	460

Total purchase commitments	256	232	176	120	50	337	1,171

Total future contractual obligations	$2,023	$2,131	$2,715	$2,123	$3,173	$17,379	$29,544

(1)	The table does not include:

•	our open purchase orders as of December 31, 2006. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

accounts payable of $997 million, accrued expenses and other current liabilities of $1.856 billion, and other long-term liabilities of $1.446 billion, all of which are recorded on our December 31, 2006 consolidated balance sheet;

•

amounts related to the legal contingencies described below in “Contingencies” except for the amount related to our settlement with the New Mexico General Services Department described under the heading “Regulatory Matter;”

•

pension and certain occupational post-retirement benefit payments. These payments are disbursed through trust accounts, which are not owned by us and therefore are not included in our consolidated financial position or results of operations. Additionally, our future required contributions to the trusts, if any, are excluded from the table above as we are unable to obtain reliable estimates of these amounts. Effective January 1, 2007, our level of contributions for post-retirement healthcare benefits to certain current and future eligible retirees was capped at approximately the 2006 level. Effective January 1, 2006, the life insurance benefit for eligible post-1990 retirees who are former occupational (union)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

employees was reduced to a flat $10,000 benefit payable upon death of the eligible retiree. Effective January 1, 2007 the life insurance benefit for other current and future eligible retirees is reduced to a flat $10,000 benefit payable upon the death of the eligible retiree. For further discussion of our benefit plans, see Note 12—Employee Benefits;

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and in order to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers’ network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts on December 31, 2006, the contract termination fees (based on minimum commitments) would have been approximately $460 million. Under the same assumption, termination fees for contracts to purchase other goods and services would have been $244 million. In the normal course of business, we believe the payment of these fees is remote; and

•

potential indemnification obligations to counter parties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	The $1.265 billion of our 3.50% Convertible Senior Notes was classified as a current obligation as of December 31, 2006 because specified, market based conversion provisions were met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. As a result, all outstanding notes are reclassified as a current obligation. If our common stock does not maintain a closing price above $7.08 per share during certain subsequent periods, the notes would no longer be available for immediate conversion and any outstanding notes would be reclassified as a non-current obligation.
(3)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2006.
(4)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Capital Leases

We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2006, 2005 and 2004 were $21 million, $50 million and $56 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $243 million, $208 million and $174 million of cost less accumulated amortization of $80 million, $55 million and $50 million at December 31, 2006, 2005 and 2004, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

The future minimum payments under capital leases as of December 31, 2006 are reconciled to our consolidated balance sheet as follows:

Future Minimum Payment Obligations
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$186
Less: amount representing interest and executory costs	(67)

Present value of minimum payments	119
Less: current portion	(27)

Long-term portion	$92

Operating Leases

Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. Rent expense under these operating leases was $313 million, $455 million and $405 million during 2006, 2005 and 2004, respectively, net of sublease rentals of $33 million, $35 million and $36 million, respectively. Future contractual obligations for operating leases as reported in the table above have not been reduced by minimum sublease rentals of $202 million we expect to realize under non-cancelable subleases.

Letters of Credit and Guarantees

We maintain letter of credit arrangements with various financial institutions for up to $130 million. At December 31, 2006, the amount of letters of credit outstanding was $117 million.

As described further in Note 19—Financial Statements of Guarantors, certain Qwest entities have guaranteed the payment of debt, leases or letter of credit obligations of other Qwest entities.

Contingencies

Throughout this note, when we refer to a class action as “putative” it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent. Settlement classes have been certified in connection with the settlements of certain of the putative class actions described below where the courts held that the named plaintiffs represented the settlement class they purported to represent. To the extent appropriate, we have provided reserves for each of the matters described below.

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado against us and various other defendants. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about our business and investments, including materially false statements in certain of our registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

In November 2005, we, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants. No parties admit any wrongdoing as part of the settlement. Pursuant to the settlement, we have deposited approximately $400 million in cash into a settlement fund—$200 million of which was deposited in 2006, and $200 million of which (plus interest) was deposited on January 12, 2007. In connection with the settlement, we received $10 million from Arthur Andersen LLP, which is also being released by the class representatives and the class they represent. If the settlement is not implemented, we will be repaid the $400 million, less certain expenses, and we will repay the $10 million to Arthur Andersen.

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement and certifying a settlement class on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff have appealed that order, and their appeal is pending.

As noted below under “Remaining Securities Actions,” a number of persons, including large pension funds, were excluded from the settlement class at their request. Some of these pension funds have filed individual suits against us. We will continue to defend against such claims vigorously.

Settlement of Consolidated ERISA Action

Seven putative class actions brought against us purportedly on behalf of all participants and beneficiaries of the Qwest Savings and Investment Plan and predecessor plans, or the Plan, were consolidated into a consolidated action in federal district court in Colorado. Other defendants in this action include current and former directors of Qwest, former officers and employees of Qwest and Deutsche Bank Trust Company Americas, or Deutsche Bank (formerly doing business as Bankers Trust Company). These suits also purport to seek relief on behalf of the Plan. The first of these actions was filed in March 2002. Plaintiffs asserted breach of fiduciary duty claims against us and others under the Employee Retirement Income Security Act of 1974, as amended, alleging, among other things, various improprieties in managing holdings of our stock in the Plan from March 7, 1999 until January 12, 2004. Plaintiffs sought damages, equitable and declaratory relief, along with attorneys’ fees and costs and restitution. Counsel for plaintiffs indicated that the putative class would seek billions of dollars of damages.

On April 26, 2006, we, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, if implemented, will settle the consolidated ERISA action against us and all defendants. No parties admit any wrongdoing as part of the proposed settlement. We have deposited $33 million in cash into a settlement fund in connection with the proposed settlement. Pursuant to the Stipulation of Settlement, we have also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. Deutsche Bank has deposited $4.5 million in cash into a settlement fund to settle the claims against it in connection with the proposed settlement. We received certain insurance proceeds as a contribution by individual defendants to this settlement, which offset $10 million of our $33 million payment. If the settlement is not ultimately effected, we will be repaid the amounts we have deposited into the settlement fund, less certain expenses, and we will repay the insurance proceeds.

In January 2007, the district court issued an order approving the settlement and certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Qwest Shares Fund, U S WEST Shares Fund or Qwest common stock in their Plan accounts from March 7, 1999 until January 12, 2004. That order is subject to appeal.

Remaining Securities Actions and DOJ Investigation

The remaining securities actions and the Department of Justice (“DOJ”) investigation described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our previously issued consolidated financial statements for the year ended December 31, 2002, or our 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters.

We have reserves recorded in our financial statements for the minimum estimated amount of loss we believe is probable with respect to the remaining securities actions as well as any additional actions that may be brought by parties that, as described below under “Remaining Securities Actions,” have opted out of the settlement of the consolidated securities action. We have recorded our estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. If the recorded reserves are insufficient to cover these matters, we will need to record additional charges to our consolidated statement of operations in future periods. The amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss we may ultimately incur could be substantially more than the reserves we have provided.

We continue to defend against the remaining securities actions vigorously and are currently unable to provide any estimate as to the timing of the resolution of these actions. Settlements or judgments in several of these actions substantially in excess of our recorded reserves could have a significant impact on us. The magnitude of such settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the securities actions, DOJ investigation and certain other matters.

Remaining Securities Actions

We are a defendant in the securities actions described below. At their request, plaintiffs in these actions were excluded from the settlement class of the consolidated securities action. As a result, their claims were not released by the district court’s order approving the settlement of the consolidated securities action. These plaintiffs have variously alleged, among other things, that we and others violated federal and state securities laws, engaged in fraud, civil conspiracy and negligent misrepresentation, and breached fiduciary duties owed to investors by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and/or employing improper

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

accounting practices. Other defendants in one or more of these actions include former directors, officers and employees of Qwest, Arthur Andersen LLP, certain investment banks and others. Plaintiffs variously seek, among other things, compensatory and punitive damages, restitution, equitable and declaratory relief, pre-judgment interest, costs and attorneys’ fees.

Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in our securities in excess of $860 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

Plaintiff(s)	Date Filed	Court Where Action Is Pending
State of New Jersey (Treasury Department, Division of Investment)	November 27, 2002	New Jersey Superior Court, Mercer County

State Universities Retirement System of Illinois	January 10, 2003	Circuit Court of Cook County, Illinois

Shriners Hospitals for Children	March 22, 2004 October 31, 2006	Federal District Court in Colorado

Teachers’ Retirement System of Louisiana	March 30, 2004	Federal District Court in Colorado

New York State Common Retirement Fund	April 18, 2006	Federal District Court in Colorado

San Francisco Employees Retirement System	April 18, 2006	Federal District Court in Colorado

Fire and Police Pension Association of Colorado	April 18, 2006	Federal District Court in Colorado

Commonwealth of Pennsylvania Public School Employees’ Retirement System	May 1, 2006	Federal District Court in Colorado

Merrill Lynch Investment Master Basic Value Trust Fund, et al.	June 21, 2006	Federal District Court in Colorado

Denver Employees Retirement Plan	August 7, 2006	Federal District Court in Colorado

FTWF Franklin Mutual Beacon Fund, et al.	October 17, 2006	Superior Court, State of California, County of San Francisco

Since the beginning of the fourth quarter of 2006, we settled the claims of certain of those parties who were excluded from the settlement class of the consolidated securities action.

At their request, other persons (including large pension funds) who have not yet filed suit were also excluded from the settlement class. As a result, their claims will not be released by the order approving the settlement of the consolidated securities action even if that order is affirmed on appeal. We expect that some of these other persons will file actions against us if we are unable to resolve those matters amicably. In the aggregate, the persons who have requested exclusion from the settlement class, excluding those listed in the table above and those whose claims have been settled, contend that they have incurred losses resulting from their

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

investments in our securities of approximately $1.19 billion, which does not include any claims for punitive damages or interest. Due to the fact that many of the persons who requested exclusion from the settlement class have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

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

KPNQwest Litigation/Investigation

Settlement of Putative Securities Class Action

A putative class action was brought in the federal district court for the Southern District of New York against us, certain of our former executives who were also on the supervisory board of KPNQwest, N.V. (of which we were a major shareholder), and others. This lawsuit was initially filed on October 4, 2002. The most recent complaint alleged, purportedly on behalf of certain purchasers of KPNQwest securities, that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. Plaintiffs sought compensatory damages and/or rescission as appropriate against defendants, as well as an award of plaintiffs’ attorneys’ fees and costs. In February 2006, we, certain other defendants and the putative class representative in this action executed an agreement to settle the case against us and certain other defendants. No parties admitted any wrongdoing as part of the settlement. The settlement agreement settled the individual claims of the putative class representative and the claims of the class he purports to represent against us and all defendants except Koninklijke KPN N.V. a/k/a Royal KPN N.V., Willem Ackermans, Eelco Blok, Joop Drechsel, Martin Pieters, and Rhett Williams. Those defendants are parties to a separate settlement agreement with the putative class representative. In January 2007, the federal district court for the Southern District of New York issued an order approving the settlements and certifying a settlement class on behalf of purchasers of KPNQwest’s publicly traded securities from November 9, 1999 through May 31, 2002. The district court’s order approving the settlements is subject to appeal.

At their request, certain individuals and entities were excluded from the KPNQwest securities settlement class. As a result, their claims will not be released even if the court order approving the settlement is implemented. Some of these individuals and entities have already filed actions against us, as described below,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

and we are vigorously defending against these claims. We expect that at least some of the other persons who were excluded from the settlement class will also pursue actions against us if we are unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses resulting from their investments in KPNQwest securities during the settlement class period of at least $76 million, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

Other KPNQwest-Related Proceedings

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. We are seeking review by the Arizona Supreme Court of that portion of the Court of Appeals decision that reversed the superior court.

On June 25, 2004, the trustees in the Dutch bankruptcy proceeding for KPNQwest filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should not be adjudicated in the United States. Plaintiffs have appealed this decision to the United States Court of Appeals for the Third Circuit.

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V., Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or $289 million based on the exchange rate on December 31, 2006).

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. Purporting to speak for an unspecified number of shareholders, VEB also sought exclusion from the settlement class in the settlements of the KPNQwest putative securities class action described above. The information that VEB provided in support of its request for exclusion did not indicate the losses claimed to have been sustained by VEB or the unspecified shareholders that VEB purports to represent, and thus those claims are not included in the approximately $76 million of losses claimed by those who requested exclusion from the settlement class, as described above. In view of these and other deficiencies in VEB’s request for exclusion, VEB was not excluded from the settlement class. We can provide no assurance, however, that the settlement would be enforced against VEB or the shareholders it purports to represent if VEB or such shareholders were to bring claims against us in The Netherlands.

Other than the putative class action in which we have entered into a settlement that has been approved by the district court (and for which we have a remaining reserve of $5.5 million in connection with the settlement), we will continue to defend against the pending KPNQwest litigation matters vigorously.

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

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would have resolved the disputes described above. This settlement was subject to approval by the Commission. The Commission conducted hearings on this settlement and then an amended settlement. The amended settlement included the Commission Staff as a party. On December 28, 2006, the Commission conditionally approved the settlement subject to certain modifications and a compliance filing. On

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

January 18, 2007, the settling parties submitted a compliance filing, and during an open meeting on January 30, 2007, the Commission indicated its acceptance of that filing. The effective date of the settlement was February 1, 2007. Under the settlement, we would contribute $5 million to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the New Mexico Department of Education. This $5 million contribution is subject to approval by the New Mexico Legislature. The settlement obligates us to issue credits in the total amount of $10 million to New Mexico customers within 120 days of the effective date of the settlement. In addition, we would invest in our New Mexico network a total of $255 million in five specific categories of telecommunications infrastructure projects. These projects include, among other things, expanding the availability of high speed Internet access and providing various network and asset improvements. The settlement requires us to complete the high speed Internet access project within 36 months of the effective date and the other projects within 42 months of the effective date.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

Note 18: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2006
Operating revenue	$3,476	$3,472	$3,487	$3,488	$13,923
Income from continuing operations	88	117	194	194	593
Net income	88	117	194	194	593
Basic earnings per share:
Income from continuing operations	$0.05	$0.06	$0.10	$0.10	$0.31
Net income	$0.05	$0.06	$0.10	$0.10	$0.31
Diluted earnings per share:
Income from continuing operations	$0.05	$0.06	$0.09	$0.10	$0.30
Net income	$0.05	$0.06	$0.09	$0.10	$0.30

2005
Operating revenue	$3,449	$3,470	$3,504	$3,480	$13,903
Income (loss) from continuing operations	57	(164)	(144)	(506)	(757)
Cumulative effect of changes in accounting principles—net of taxes	—	—	—	(22)	(22)
Net income (loss)	57	(164)	(144)	(528)	(779)
Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.09)	$(0.08)	$(0.27)	$(0.41)
Net income (loss)	$0.03	$(0.09)	$(0.08)	$(0.28)	$(0.42)

Fourth Quarter 2005

Included in net loss is an after-tax loss of $430 million on the early retirement of debt.

First Quarter 2005

Included in net loss is an after-tax gain of $257 million in connection with the sale of wireless licenses and related wireless network assets.

Note 19: Financial Statements of Guarantors

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

The following information sets forth our consolidating balance sheets as of December 31, 2006 and December 31, 2005, our consolidating statements of operations for the years ended December 31, 2006, 2005 and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

2004 and our consolidating statements of cash flows for the years ended December 31, 2006, 2005 and 2004. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity’s investments in all of its subsidiaries, if any, under the equity method. The consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described in this note, the accounting principles are the same as those used in our consolidated financial statements.

We periodically restructure our internal debt based on needs of the business.

Allocations among Affiliates

We allocate the costs of shared services among our affiliates. These services include marketing and advertising, information technology, product and technical services as well as general support services. The allocation of these costs is based on estimated market values or fully distributed cost (“FDC”). Most of our affiliate services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include payroll taxes, employee benefits, facilities and overhead costs Whenever possible, costs are directly assigned to the affiliate that uses the service. If costs cannot be directly assigned, they are allocated among all affiliates based on cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. From time to time, we adjust the basis for allocating the costs of a shared service among our affiliates. Such changes in allocation methodologies are generally billed prospectively.

Under our tax allocation policy, we treat our subsidiaries as if they were separate taxpayers. The policy requires that each subsidiary pay its tax liabilities in cash based on that subsidiary’s separate return taxable income. To the extent a subsidiary has taxable losses, the subsidiary does not pay any amount and therefore retains the benefit of the losses. Subsidiaries are also included in the combined state tax returns we file, and the same payment and allocation policy applies.

Employees of our subsidiaries participate in the QCII pension, non-qualified pension, post-retirement healthcare and life insurance, and other post-employment benefit plans. The amounts contributed by our subsidiaries are not segregated or restricted to pay amounts due to their employees and may be used to provide benefits to our other employees or employees of other subsidiaries. We allocate the cost of pension, non-qualified pension, and post-retirement healthcare and life insurance benefits and the associated obligations and assets to our subsidiaries and determine the subsidiaries’ required contributions. The allocation is based upon demographics of each subsidiary’s employees compared to all participants. In determining the allocated amounts, we make numerous assumptions. Changes in any of our assumptions could have a material impact on the expense allocated to our subsidiaries.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$11	$13,912	$—	$13,923
Operating revenue—affiliates	—	1,369	—	47	122	(1,538)	—

Total operating revenue	—	1,369	—	58	14,034	(1,538)	13,923

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	1,200	—	—	5,566	(1,159)	5,607
Cost of sales—affiliates	—	168	—	—	93	(261)	—
Selling, general and administrative	30	—	—	46	2,756	1,159	3,991
Selling, general and administrative—affiliates	—	—	—	—	1,277	(1,277)	—
Depreciation	—	2	—	—	2,379	—	2,381
Capitalized software and other intangible assets amortization	—	—	—	—	389	—	389

Total operating expenses	30	1,370	—	46	12,460	(1,538)	12,368

Other expense (income)—net:
Interest expense—net	275	5	238	1	650	—	1,169
Interest expense—affiliates	12	—	446	—	1,157	(1,615)	—
Interest income—affiliates	—	(446)	(1,165)	(4)	—	1,615	—
Loss (gain) on early retirement of debt—net	—	1	(5)	—	9	—	5
Gain on sale of assets	—	—	—	—	(68)	—	(68)
Other—net	(46)	(30)	—	1	(33)	—	(108)
(Income) loss from equity investments in subsidiaries	(675)	784	—	—	—	(109)	—

Total other (income) expense—net	(434)	314	(486)	(2)	1,715	(109)	998

Income (loss) before income taxes	404	(315)	486	14	(141)	109	557
Income tax benefit (expense)	189	679	(184)	(5)	(643)	—	36

Net income (loss)	$593	$364	$302	$9	$(784)	$109	$593

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$8	$13,895	$—	$13,903
Operating revenue—affiliates	—	1,343	—	37	156	(1,536)	—

Total operating revenue	—	1,343	—	45	14,051	(1,536)	13,903

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	1,114	—	—	5,804	(1,082)	5,836
Cost of sales—affiliates	—	194	—	—	95	(289)	—
Selling, general and administrative	105	—	—	44	2,916	1,082	4,147
Selling, general and administrative—affiliates	—	—	—	—	1,247	(1,247)	—
Depreciation	—	3	—	—	2,609	—	2,612
Capitalized software and other intangible assets amortization	—	—	—	—	453	—	453

Total operating expenses	105	1,311	—	44	13,124	(1,536)	13,048

Other expense (income)—net:
Interest expense—net	188	375	268	—	652	—	1,483
Interest expense—affiliates	6	—	588	—	1,212	(1,806)	—
Interest income—affiliates	(18)	(576)	(1,210)	(2)	—	1,806	—
Loss (gain) on early retirement of debt—net	—	448	(23)	—	37	—	462
Gain on sale of assets	—	—	—	—	(263)	—	(263)
Other—net	(7)	(36)	—	(2)	(22)	—	(67)
Loss (income) from equity investments in subsidiaries	649	1,243	—	—	—	(1,892)	—

Total other expense (income)—net	818	1,454	(377)	(4)	1,616	(1,892)	1,615

(Loss) income before income taxes and cumulative effect of changes in accounting principles	(923)	(1,422)	377	5	(689)	1,892	(760)
Income tax benefit (expense)	144	544	(143)	(2)	(540)	—	3

(Loss) income before cumulative effect of changes in accounting principles	(779)	(878)	234	3	(1,229)	1,892	(757)
Cumulative effect of changes in accounting principles, net of taxes	—	(8)	—	—	(14)	—	(22)

Net (loss) income	$(779)	$(886)	$234	$3	$(1,243)	$1,892	$(779)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$5	$13,804	$—	$13,809
Operating revenue—affiliates	—	1,380	—	34	156	(1,570)	—

Total operating revenue	—	1,380	—	39	13,960	(1,570)	13,809

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	1,135	—	—	5,868	(1,113)	5,890
Cost of sales—affiliates	—	188	—	—	87	(275)	—
Selling, general and administrative	621	—	—	36	3,201	1,113	4,971
Selling, general and administrative—affiliates	—	—	—	—	1,295	(1,295)	—
Depreciation	—	2	—	—	2,624	—	2,626
Capitalized software and other intangible assets amortization	—	—	—	—	497	—	497
Asset impairment charges	—	—	—	—	113	—	113

Total operating expenses	621	1,325	—	36	13,685	(1,570)	14,097

Other expense (income)—net:
Interest expense—net	118	488	292	—	633	—	1,531
Interest expense—affiliate	6	—	1,225	—	1,579	(2,810)	—
Interest income—affiliate	(55)	(1,191)	(1,564)	—	—	2,810	—
(Gain) loss on early retirement of debt—net	—	—	(5)	—	6	—	1
Gain on sale of assets	—	—	—	—	(8)	—	(8)
Other—net	(12)	(20)	(1)	(2)	(71)	—	(106)
Loss (income) from equity investments in subsidiaries	1,131	2,546	—	—	—	(3,677)	—

Total other expense (income)—net	1,188	1,823	(53)	(2)	2,139	(3,677)	1,418

(Loss) income before income taxes	(1,809)	(1,768)	53	5	(1,864)	3,677	(1,706)
Income tax benefit (expense)	15	602	(21)	(2)	(682)	—	(88)

Net (loss) income	$(1,794)	$(1,166)	$32	$3	$(2,546)	$3,677	$(1,794)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2006

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$900	$—	$—	$341	$—	$1,241
Short-term investments	—	193	—	—	55	—	248
Accounts receivable—net	17	14	—	2	1,567	—	1,600
Accounts receivable—affiliates	232	437	62	18	35	(784)	—
Current tax receivable	—	22	7	—	—	(29)	—
Notes receivable—affiliates	—	457	9,746	93	—	(10,296)	—
Deferred income taxes	—	6	6	—	181	(6)	187
Prepaid expenses and other current assets	—	58	—	9	345	(34)	378

Total current assets	249	2,087	9,821	122	2,524	(11,149)	3,654
Property, plant and equipment—net	—	9	—	—	14,570	—	14,579
Capitalized software and other intangible assets—net	42	—	—	—	849	—	891
Investments in subsidiaries	1,743	(7,361)	—	—	—	5,618	—
Deferred income taxes	—	1,512	33	10	—	(1,555)	—
Prepaid pension asset	1,311	—	—	—	—	—	1,311
Other assets	374	10	12	6	402	—	804
Prepaid pension—affiliates	3,245	117	—	—	1,019	(4,381)	—

Total assets	$6,964	$(3,626)	$9,866	$138	$19,364	$(11,467)	$21,239

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$1,272	$—	$—	$—	$414	$—	$1,686
Current borrowings—affiliates	146	—	457	—	9,693	(10,296)	—
Accounts payable	—	53	—	3	941	—	997
Accounts payable—affiliates	28	40	—	—	228	(296)	—
Accrued expenses and other current liabilities	505	186	80	—	1,032	—	1,803
Accrued expenses and other current liabilities—affiliates	—	24	3	—	461	(488)	—
Current taxes payable	8	—	—	—	74	(29)	53
Deferred income taxes	6	—	—	—	—	(6)	—
Deferred revenue and advance billings	—	—	—	34	621	(34)	621

Total current liabilities	1,965	303	540	37	13,464	(11,149)	5,160
Long-term borrowings—net	2,586	—	2,916	—	7,704	—	13,206
Post-retirement and other post-employment benefit obligations	2,366	—	—	—	—	—	2,366
Deferred income taxes	41	—	2	—	1,673	(1,555)	161
Deferred revenue	—	—	—	—	506	—	506
Other long-term liabilities	315	142	—	75	753	—	1,285
Other long-term liabilities primarily related to post-retirement and other post-employment benefits—affiliates	1,136	620	—	—	2,625	(4,381)	—

Total liabilities	8,409	1,065	3,458	112	26,725	(17,085)	22,684
Stockholders’ (deficit) equity	(1,445)	(4,691)	6,408	26	(7,361)	5,618	(1,445)

Total liabilities and stockholders’ equity (deficit)	$6,964	$(3,626)	$9,866	$138	$19,364	$(11,467)	$21,239

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2005

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$67	$563	$—	$—	$216	$—	$846
Short-term investments	9	77	—	—	15	—	101
Accounts receivable—net	—	10	—	3	1,512	—	1,525
Accounts receivable—affiliates	82	428	94	—	21	(625)	—
Current tax receivable	34	28	—	—	—	(62)	—
Notes receivable—affiliates	—	4,728	14,568	76	—	(19,372)	—
Deferred income taxes	—	19	—	—	99	—	118
Prepaid expenses and other current assets	20	38	—	112	412	(8)	574

Total current assets	212	5,891	14,662	191	2,275	(20,067)	3,164
Property, plant and equipment—net	—	6	—	—	15,562	—	15,568
Capitalized software and other intangible assets—net	41	—	—	—	966	—	1,007
Investments in subsidiaries	1,143	(12,112)	—	—	—	10,969	—
Deferred income taxes	—	1,791	22	11	—	(1,824)	—
Prepaid pension asset	1,165	—	—	—	—	—	1,165
Other assets	156	29	14	—	394	—	593
Prepaid pension—affiliates	3,480	124	—	—	1,086	(4,690)	—

Total assets	$6,197	$(4,271)	$14,698	$202	$20,283	$(15,612)	$21,497

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$6	$—	$485	$—	$21	$—	$512
Current borrowings—affiliates	165	—	4,728	—	14,479	(19,372)	—
Accounts payable	4	63	—	8	1,239	—	1,314
Accounts payable—affiliates	—	34	—	9	248	(291)	—
Accrued expenses and other current liabilities	327	153	98	73	1,006	—	1,657
Accrued expenses and other current liabilities—affiliates	—	14	34	30	264	(342)	—
Current taxes payable	—	—	34	2	145	(62)	119
Deferred revenue and advance billings	—	—	—	—	633	—	633

Total current liabilities	502	264	5,379	122	18,035	(20,067)	4,235
Long-term borrowings—net	3,884	22	2,986	—	8,076	—	14,968
Post-retirement and other post-employment benefit obligations	3,459	—	—	—	—	—	3,459
Deferred income taxes	33	—	—	—	1,881	(1,824)	90
Deferred revenue	—	—	—	—	522	—	522
Other long-term liabilities	326	136	—	62	916	—	1,440
Other long-term liabilities primarily related to post-retirement and other post-employment benefits—affiliates	1,210	515	—	—	2,965	(4,690)	—

Total liabilities	9,414	937	8,365	184	32,395	(26,581)	24,714
Stockholders’ (deficit) equity	(3,217)	(5,208)	6,333	18	(12,112)	10,969	(3,217)

Total liabilities and stockholders’ equity (deficit)	$6,197	$(4,271)	$14,698	$202	$20,283	$(15,612)	$21,497

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(387)	$1,687	$285	$17	$1,155	$32	$2,789

Investing Activities:
Expenditures for property, plant and equipment and capitalized software and other intangible assets	(1)	(5)	—	—	(1,626)	—	(1,632)
Proceeds from sale of property and equipment	—	—	—	—	173	—	173
Proceeds from sale of investment securities	—	70	—	—	—	—	70
Purchases of investment securities	—	(217)	—	—	—	—	(217)
Net proceeds (purchases) of investments managed by QSC	9	31	—	—	(40)	—	—
Cash infusion to subsidiaries	—	(7,412)	—	—	—	7,412	—
Net decrease (increase) in short-term affiliate loans	—	4,271	4,822	(17)	—	(9,076)	—
Acquisition of OnFiber Communications, Inc.	—	—	—	—	(107)	—	(107)
Dividends received from subsidiaries	350	1,946	—	—	—	(2,296)	—
Other	—	—	—	—	13	—	13

Cash provided by (used for) investing activities	358	(1,316)	4,822	(17)	(1,587)	(3,960)	(1,700)

Financing activities:
Proceeds from long-term borrowings	—	—	—	—	600	—	600
Repayments of long-term borrowings, including current maturities	(39)	(21)	(486)	—	(634)	—	(1,180)
Net (repayments of) proceeds from short-term affiliate borrowings	(19)	—	(4,271)	—	(4,786)	9,076	—
Proceeds from issuances of common stock	205	—	—	—	—	—	205
Repurchases of common stock	(209)	—	—	—	—	—	(209)
Equity infusion from parent	—	—	—	—	7,412	(7,412)	—
Dividends paid to parent	—	—	(350)	—	(1,946)	2,296	—
Early retirement of debt costs	—	(2)	—	—	(7)	—	(9)
Other	24	(11)	—	—	(82)	(32)	(101)

Cash (used for) provided by financing activities	(38)	(34)	(5,107)	—	557	3,928	(694)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(67)	337	—	—	125	—	395
Beginning balance	67	563	—	—	216	—	846

Ending balance	$—	$900	$—	$—	$341	$—	$1,241

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes

QWEST COMMUNICATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(250)	$1,391	$176	$18	$978	$—	$2,313

Investing Activities:
Expenditures for property, plant and equipment and capitalized software and other intangible assets	(1)	(23)	—	—	(1,589)	—	(1,613)
Proceeds from sale of property and equipment	—	—	—	—	420	—	420
Proceeds from sale of investment securities	—	1,794	—	—	—	(1)	1,793
Purchases of investment securities	—	(1,086)	—	—	—	—	(1,086)
Net proceeds (purchases) of investments managed by QSC	16	(332)	—	—	316	—	—
Cash infusion to subsidiaries	(1,760)	(10,000)	—	—	—	11,760	—
Net decrease (increase) in short-term affiliate loans	—	9,161	7,404	(18)	—	(16,547)	—
Principal collected on long-term affiliate loans	—	97	—	—	—	(97)	—
Dividends received from subsidiaries	—	2,855	—	—	—	(2,855)	—
Other	—	—	—	—	27	—	27

Cash (used for) provided by investing activities	(1,745)	2,466	7,404	(18)	(826)	(7,740)	(459)

Financing activities:
Proceeds from long-term borrowings	2,000	—	—	—	1,152	—	3,152
Repayments of long-term borrowings, including current maturities	(5)	(3,356)	(179)	—	(1,176)	—	(4,716)
Net proceeds from (repayments of) short-term affiliate borrowings	39	—	(9,161)	—	(7,426)	16,548	—
Repayments of long-term affiliate borrowings	—	—	—	—	(97)	97	—
Proceeds from issuances of common stock	39	—	—	—	—	—	39
Equity infusion from parent	—	—	1,760	—	10,000	(11,760)	—
Dividends paid to parent	—	—	—	—	(2,855)	2,855	—
Early retirement of debt costs	—	(542)	—	—	(25)	—	(567)
Other	(45)	(4)	—	—	(18)	—	(67)

Cash provided by (used for) financing activities	2,028	(3,902)	(7,580)	—	(445)	7,740	(2,159)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	33	(45)	—	—	(293)	—	(305)
Beginning balance	34	608	—	—	509	—	1,151

Ending balance	$67	$563	$—	$—	$216	$—	$846

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(98)	$1,779	$194	$4	$(63)	$32	$1,848

Investing Activities:
Expenditures for property, plant and equipment and capitalized software and other intangible assets	(2)	(4)	—	—	(1,725)	—	(1,731)
Proceeds from sale of property and equipment	—	—	—	—	48	—	48
Proceeds from sale of investment securities	—	1,917	—	—	5	—	1,922
Purchases of investment securities	—	(2,137)	—	—	—	—	(2,137)
Net (purchases of) proceeds from investments managed by QSC	(25)	(20)	—	18	27	—	—
Cash infusion to subsidiaries	—	(2,312)	—	—	—	2,312	—
Net (increase) decrease in short-term affiliate loans	—	(1,885)	(3,148)	(59)	1	5,091	—
Long-term loans made to affiliates	(950)	—	—	—	—	950	—
Principal collected on long-term affiliate loans	—	400	1,103	—	—	(1,503)	—
Dividends received from subsidiaries	—	3,168	—	—	—	(3,168)	—
Other	—	—	—	—	(7)	—	(7)

Cash (used for) provided by investing activities	(977)	(873)	(2,045)	(41)	(1,651)	3,682	(1,905)

Financing activities:
Proceeds from long-term borrowings	1,763	—	—	—	838	—	2,601
Repayments of long-term borrowings, including current maturities	(4)	(750)	(984)	—	(976)	—	(2,714)
Proceeds from long-term affiliate borrowings	—	—	950	—	—	(950)	—
Repayments of long-term affiliate borrowings	—	—	—	—	(1,503)	1,503	—
Net (repayments of) proceeds from short-term affiliate borrowings	(661)	—	1,885	—	3,866	(5,090)	—
Proceeds from issuances of common stock	43	—	—	—	—	(33)	10
Equity infusion from parent	—	—	—	—	2,247	(2,247)	—
Dividends paid to parent	—	—	—	—	(3,103)	3,103	—
Other	(32)	(9)	—	—	(14)	—	(55)

Cash provided by (used for) financing activities	1,109	(759)	1,851	—	1,355	(3,714)	(158)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	34	147	—	(37)	(359)	—	(215)
Beginning balance	—	461	—	37	868	—	1,366

Ending balance	$34	$608	—	—	$509	—	$1,151

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Qwest Communications International Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qwest Communications International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Qwest Communications International Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Qwest Communications International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 8, 2007

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2006. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of this annual report on Form 10-K is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders, or our 2007 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company—Meetings and Committees—Audit Committee,” “Governance of the Company—Codes of Conduct,” “Proposal No. 1—Election of Directors” and “Executive Officers and Management” and to Item 1 of this annual report on Form 10-K under the heading “Website Access.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of this annual report on Form 10-K is incorporated by reference to our 2007 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006 under the headings “Director Compensation,” “Compensation of Executive Officers,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this annual report on Form 10-K is incorporated by reference to our 2007 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006 under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this annual report on Form 10-K is incorporated by reference to our 2007 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006 under the headings “Governance of the Company—Director Independence,” “Compensation Committee Interlocks and Insider Participation” and “Related Person Transactions and Legal Proceedings.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this annual report on Form 10-K is incorporated by reference to our 2007 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006 under the heading “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

Exhibit Number	Description
(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

(4.6)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.7)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.9)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.10)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

Exhibit Number	Description
(4.14)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.15)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.17)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.18)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.23)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.24)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

Exhibit Number	Description
(10.1)	Equity Incentive Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2006 Annual Meeting of Stockholders, File No. 001-15577).*

10.2	Forms of option and restricted stock agreements used under Equity Incentive Plan, as amended (additional forms incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-15577).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000- 22609).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.9)	2007 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).*

10.10	Summary Sheet Describing the Compensation Package for Qwest Communications International Inc.’s Non-employee Directors.*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8- K/A, dated June 26, 1998, File No. 001-14087).

(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.14)	Registration Rights Agreement, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

Exhibit Number	Description
(10.15)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.16)	Registration Rights Agreement, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.17)	Registration Rights Agreement, dated August 8, 2006, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.18)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.19)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.20)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.21)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.22)	Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.23)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.24)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.25)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.26)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

Exhibit Number	Description
(10.27)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.28)	Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.29)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.30)	Severance Agreement, dated July 21, 2003, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.31)	Severance Agreement, dated April 4, 2005, by and between Qwest Services Corporation and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.32)	Severance Agreement, dated September 8, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.33)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.34)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.35)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.36)	Letter Agreement, dated March 27, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, File No. 333-115115).*

(10.37)	Severance Agreement, dated as of July 28, 2003, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-15577).*

(10.38)	Amendment to Severance Agreement, dated as of March 14, 2006, by and between Qwest Services Corporation and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-15577).*

(10.39)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

Exhibit Number	Description
(10.40)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

(10.41)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Qwest Communications International Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

(99.3)	Credit Agreement, dated as of October 21, 2005, among Qwest Services Corporation, Qwest Communications International Inc., the Lenders party thereto from time to time, and Wachovia Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 8, 2007.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION

BY:	/S/ JOHN W. RICHARDSON
John W. Richardson
Controller and Senior Vice President (Duly Authorized Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of February 2007.

Signature	Title

/S/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ OREN G. SHAFFER Oren G. Shaffer	Vice Chairman and Chief Financial Officer (Principal Financial Officer)

* Linda G Alvarado	Director

* Charles L. Biggs	Director

* K. Dane Brooksher	Director

* Peter S. Hellman	Director

* R. David Hoover	Director

* Caroline Matthews	Director

* Patrick J. Martin	Director

Signature	Title

* Wayne W. Murdy	Director

* Frank P. Popoff	Director

* James A. Unruh	Director

* Anthony Welters	Director

*By:	/S/ OREN G. SHAFFER
Oren G. Shaffer As Attorney-In-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

Under date of February 8, 2007, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the December 31, 2006 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 8, 2007

S-1

QWEST COMMUNICATIONS INTERNATIONAL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2006	$167	$155	$176	$146
2005	178	173	184	167
2004	280	194	296	178

S-2