Form 10-Q
period 2007-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2007-05-01
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

On April 27, 2007, 1,849,193,419 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

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

•

Local Access Transport Area (LATA). A geographical area associated with the provision of telecommunications services by local exchange and long-distance carriers. There are 163 LATAs in the United States, of which 27 are in our 14 state local service area.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions, except per share amounts)

Operating revenue	$3,446	$3,476
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,317	1,418
Selling, general and administrative	998	1,013
Depreciation and amortization	612	691

Total operating expenses	2,927	3,122

Other expense (income)—net:
Interest expense—net	282	296
Other—net	(5)	(28)

Total other expense (income)—net	277	268

Income before income taxes	242	86
Income tax (expense) benefit	(2)	2

Net income	$240	$88

Income per share:
Basic	$0.13	$0.05
Diluted	$0.12	$0.05
Weighted average shares outstanding:
Basic	1,864,951	1,874,313
Diluted	1,958,535	1,911,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2007	December 31, 2006
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$887	$1,241
Short-term investments	242	248
Accounts receivable—net of allowance of $145 and $146, respectively	1,510	1,600
Prepaid expenses and other	555	565

Total current assets	3,194	3,654

Property, plant and equipment—net	14,274	14,579
Capitalized software—net	812	818
Prepaid pension	1,320	1,311
Other	1,101	877

Total assets	$20,701	$21,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current borrowings	$1,688	$1,686
Accounts payable	895	997
Accrued expenses and other	1,438	1,856
Deferred revenue and advance billings	613	621

Total current liabilities	4,634	5,160

Long-term borrowings—net of unamortized debt discount of $206 and $209, respectively	13,199	13,206
Post-retirement and other post-employment benefit obligations	2,364	2,366
Deferred revenue	506	506
Other	1,532	1,446

Total liabilities	22,235	22,684

Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,864,048 and 1,902,642 shares issued, respectively	19	19
Additional paid-in capital	43,022	43,384
Treasury stock—2,611 and 1,993 shares, respectively (including 62 shares held in rabbi trust at both dates)	(28)	(24)
Accumulated deficit	(45,619)	(45,907)
Accumulated other comprehensive income	1,072	1,083

Total stockholders’ deficit	(1,534)	(1,445)

Total liabilities and stockholders’ deficit	$20,701	$21,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Operating activities:
Net income	$240	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	612	691
Provision for bad debts—net	43	44
Other non-cash charges—net	14	15
Changes in operating assets and liabilities:
Accounts receivable	47	(60)
Prepaid expenses and other current assets	(50)	(37)
Accounts payable and accrued expenses and other current liabilities	(584)	(368)
Deferred revenue and advance billings	(8)	(19)
Other non-current assets and liabilities	(46)	(214)

Cash provided by operating activities	268	140

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(318)	(390)
Proceeds from sale of property and equipment	—	26
Proceeds from sale of investment securities	6	7
Purchases of investment securities	—	(36)
Other	4	1

Cash used for investing activities	(308)	(392)

Financing activities:
Repayments of long-term borrowings, including current maturities	(9)	(41)
Proceeds from issuances of common stock	34	57
Repurchases of common stock	(393)	—
Other	54	—

Cash (used for) provided by financing activities	(314)	16

Cash and cash equivalents:
Decrease in cash and cash equivalents	(354)	(236)
Beginning balance	1,241	846

Ending balance	$887	$610

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007

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

In the opinion of management, these statements include all adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2007 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results or cash flows expected for the full year.

Reclassifications

We periodically evaluate the appropriateness of classifications on our consolidated balance sheets. As a result of our most recent evaluation, we determined certain balances previously presented in other intangible assets were more appropriately classified as other non-current assets. This change resulted in a reclassification on our condensed consolidated balance sheets between capitalized software and other non-current assets of $73 million as of December 31, 2006. Certain other prior period balances have been reclassified to conform to the current period presentation.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets, impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. See Note 8—Commitments and Contingencies.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

Effective January 1, 2007, our policy for accounting for income taxes changed upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 2—Adoption of FIN 48 for further discussion.

Actual results could differ from our estimates.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and expenses include taxes and surcharges that we recognize on a gross basis of $86 million and $108 million for the three months ended March 31, 2007 and 2006, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $31.908 billion and $31.795 billion as of March 31, 2007 and December 31, 2006, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.300 billion and $1.267 billion as of March 31, 2007 and December 31, 2006, respectively. Effective January 1, 2007, we changed our estimates of the average economic lives for capitalized software from between four and five years to between four and seven years. For the three months ended March 31, 2007, amortization expense would have been $30 million higher had we not changed our estimates of the average economic lives.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, we adopted FIN 48. See Note 2—Adoption of FIN 48 for additional information.

Effective January 1, 2007, we adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 requires us to initially measure all separately recognized servicing assets and liabilities at fair value and permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. The adoption of SFAS No. 156 has not had a material effect on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. At this time, we do not expect adoption of this standard to have any impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

Note 2: Adoption of FIN 48

Effective January 1, 2007, we adopted FIN 48. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements. The tax law is, however, subject to varied interpretations, and whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position that did not create a difference between the financial statement basis and the tax basis of an asset or liability and that would have future tax consequences was included in our income tax provision if it was probable the position would be sustained upon audit. The benefit of any uncertain tax position that created a basis difference in an asset or liability was reflected in our tax provision if it was more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimates of the ultimate outcomes of the uncertain tax positions. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position in the aggregate has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.

On January 1, 2007, we recorded the following FIN 48 transition adjustments:

•	$75 million decrease in our tax liabilities for uncertain tax positions;

•	$27 million increase in interest accrued for uncertain tax positions;

•

$119 million increase in our tax liabilities for uncertain tax positions and deferred tax assets to gross-up our balance sheet for the tax benefits of tax credit carryforwards and net operating losses (“NOLs”) that had previously been netted in our uncertain tax position liability; and

•	$735 million increase in our deferred tax assets that was offset by a corresponding increase to our valuation allowance. See our discussion of the 2002-2003 IRS audit below for further information.

As of January 1, 2007, we had a total liability of $60 million for interest. During the first quarter of 2007, we increased our liability for uncertain tax positions by $4 million as a result of additional interest accruals. In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our condensed consolidated statements of operations. As of January 1, 2007, we had unrecognized tax benefits of $654 million. Our net deferred tax asset remains subject to a valuation allowance except for the tax credits and NOLs discussed above because we can not currently conclude that it is more likely than not we will realize our net deferred tax assets. Any future adjustments to our uncertain tax position liability will result in an impact on our income tax provision and effective tax rate. As of January 1, 2007, approximately $108 million of the unrecognized tax benefits could affect our income tax provision and effective tax rate. As of March 31, 2007, our estimated NOLs totaled approximately $7.7 billion.

We are included in the coordinated industry case program of the Internal Revenue Service (“IRS”) and therefore the IRS examines all of our federal income tax returns. As of March 31, 2007, all federal income tax returns we have filed since 1998 are still subject to adjustment upon audit. In addition, some current subsidiaries of QCII were included in consolidated federal income tax returns of their previous affiliates. The federal income tax returns these previous affiliates have filed since 1994 are still subject to adjustment upon audit. We also file

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

combined income tax returns in many states, and these combined returns remain open for adjustments to our federal income tax returns. In addition, certain combined state income tax returns we have filed since 1994 are still open for state specific adjustments.

We have a tentative settlement with the IRS related to audits for the tax years 1998 through 2001. This settlement is subject to final calculation of our liability, our acceptance of the calculation and formal approval of the settlement by the IRS and the Joint Committee on Taxation of the U.S. Congress. If the settlement is effected in accordance with our expectations, we believe that it is reasonably possible that we could recognize up to $134 million of tax and interest benefits (including up to a $95 million increase in net income) and our total unrecognized tax benefits may decrease by approximately $221 million by December 31, 2007.

We are currently going through the appeals process with the IRS on its audit of our returns for 2002 and 2003. This appeal is primarily over deductions we reported totaling approximately $3 billion. Although this appeal has started, we have not had any substantive settlement discussions with the IRS and therefore our views on this matter are subject to change as we obtain additional information. Any significant changes to our expectations for this audit could result in significant changes to our deferred tax assets. However, any such changes that occur while we have a valuation allowance recorded would not significantly impact our net income, accumulated deficit or net deferred taxes.

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions except per share amounts, shares in thousands)
Net income	$240	$88

Basic weighted average shares outstanding	1,864,951	1,874,313
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	21,854	25,858
Dilutive effect of the equity premium on convertible debt at the average price of our common stock	65,281	11,205
Dilutive effect of unvested restricted stock and other	6,449	—

Diluted weighted average shares outstanding	1,958,535	1,911,376

Income per share:
Basic	$0.13	$0.05
Diluted	$0.12	$0.05

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted income per share:

	Three Months Ended March 31,
	2007	2006
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	43,500	41,887

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	1,837	6,258

Other outstanding options to purchase common stock excluded because the impact would have been antidilutive	7,321	5,887

Note 4: Borrowings

As of March 31, 2007 and December 31, 2006, our borrowings, net of discounts and premiums, consisted of the following:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Current borrowings:
Current portion of long-term borrowings	$1,656	$1,656
Current portion of capital lease and other obligations	32	30

Total current borrowings	$1,688	$1,686

Long-term borrowings:
Long-term notes	$13,107	$13,105
Long-term capital lease and other obligations	92	101

Total long-term borrowings	$13,199	$13,206

Borrowings classified as current are due and payable within 12 months from the applicable balance sheet date. The balance of the $1.265 billion of our 3.50% Convertible Senior Notes due 2025 was classified as a current obligation as of March 31, 2007 and December 31, 2006 because specified, market-based conversion provisions were met as of those dates. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a specified period. As a result, these notes are classified as a current obligation. If our common stock does not maintain a closing price above $7.08 per share during certain subsequent periods, the notes would no longer be available for immediate conversion and the outstanding notes would be reclassified to long-term borrowings. These notes are registered securities and are freely tradable. As of March 31, 2007, the notes had a market price of $1,655 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,493. The conversion value is calculated based on the specified conversion provisions using the closing prices of our common stock during the 20 trading days ended March 31, 2007.

Note 5: Restructuring

During 2004 and previous years, as part of our ongoing effort to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

of certain business functions. The restructuring reserve balances are included on our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges and reversals are included in our condensed consolidated statements of operations in selling, general and administrative expense. As of March 31, 2007 and December 31, 2006, our restructuring reserve was $331 million and $347 million, respectively. The amount included in current liabilities was $37 million at both dates and the long-term portion was $294 million and $310 million, respectively. In the three months ended March 31, 2007 and 2006, we added $0 million and $11 million, respectively, to these reserves in restructuring provisions, we utilized $13 million and $15 million, respectively, and we reversed $3 million and $1 million, respectively.

As of March 31, 2007, the remaining restructuring reserve is for real estate leases that we ceased using in prior periods and consists of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect to utilize this reserve over the remaining lease terms, which range from 0.3 years to 18.8 years, with a weighted average of 12.2 years.

Note 6: Employee Benefits

The components of the pension, non-qualified pension and post-retirement benefits expense for the three months ended March 31, 2007 and 2006 are detailed below:

	Three Months Ended March 31,
	Pension Expense		Non-Qualified Pension Expense		Post- Retirement Benefits Expense
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$34	$37	$1	$1	$3	$3
Interest cost	123	120	1	1	58	73
Expected return on plan assets	(165)	(165)	—	—	(33)	(32)
Amortization of prior service cost	(1)	(1)	—	—	(32)	(21)
Recognized net actuarial loss	16	27	—	—	6	10

Net expense included in current income	$7	$18	$2	$2	$2	$33

The pension, non-qualified pension and post-retirement benefit expense is allocated between cost of sales and selling, general and administrative expense in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and other post-retirement healthcare and life insurance benefit measurements for the plans is December 31.

We recorded combined expense of $11 million and $53 million for the three months ended March 31, 2007 and 2006, respectively. The expense decreased primarily as a result of benefit plan changes and net reduced costs associated with the recognition of actuarial losses from prior years. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement healthcare benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The amortization of actuarial losses for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

For the three months ended March 31, 2007, accumulated other comprehensive income decreased $26 million for other post-retirement obligations—net of taxes and increased $15 million for pension—net of taxes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

Note 7: Segment Information

Our operating revenue is generated from our wireline services, wireless services and other services segments. Segment discussions reflect the way we currently report our operating results to our Chief Operating Decision Maker.

The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements. Segment income consists of each segment’s revenue and expenses. Segment revenue is based on the types of products and services offered as described below. Wireline and wireless segment expenses include employee-related costs except for the combined cost of pension, non-qualified pension and post-retirement benefits, facility costs, network expenses and other non-employee related costs such as customer support, collections and telemarketing. We manage administrative services costs such as finance, information technology, real estate, legal, other marketing and advertising and human resources centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these items are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

We generate revenue from our wireline services, wireless services and other services as described below.

•

Wireline services. The wireline services segment uses our network to provide voice services and data, Internet and video services to mass markets, business and wholesale customers. Our wireline services include:

•

Voice services. Voice services include local voice services, long-distance voice services and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Long-distance voice services include domestic and international long-distance services. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. We offer data and Internet services to our mass markets, business and wholesale customers. We also offer high-speed Internet access and video services, including cable-based video and resold satellite digital television, to our mass markets customers.

We offer our business and wholesale customers a variety of data and Internet products and services such as data integration, private line, MPLS-based services sold as iQ NetworkingTM, web hosting, VoIP, ATM, frame relay, dedicated Internet access, VPN, ISDN and Internet dial-up access. We also include some traditional voice grade services with these services if they are bundled together in an end-to-end solution for the customer.

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

•	Other services. Other services include the sublease of space in our office buildings, warehouses and other properties.

The revenue shown below for each segment is derived from transactions with external customers. Substantially all of our assets are in our wireline services and other services segments.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

Segment information for the three months ended March 31, 2007 and 2006 is summarized in the following table:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Operating revenue:
Wireline services	$3,298	$3,327
Wireless services	139	139
Other services	9	10

Total operating revenue	$3,446	$3,476

Operating expenses:
Wireline services	$1,553	$1,606
Wireless services	139	142
Other services	623	683

Total segment expenses	$2,315	$2,431

Segment income (loss):
Wireline services	$1,745	$1,721
Wireless services	0	(3)
Other services	(614)	(673)

Total segment income	$1,131	$1,045

Capital expenditures:
Wireline services	$263	$322
Wireless services	1	—
Other services	54	68

Total capital expenditures	$318	$390

The following table reconciles segment income to net income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Total segment income	$1,131	$1,045
Depreciation and amortization	(612)	(691)
Total other (expense) income—net	(277)	(268)
Income tax (expense) benefit	(2)	2

Net income	$240	$88

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

Revenue derived from external customers for the three months ended March 31, 2007 and 2006 is summarized in the following table:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Operating revenue:
Wireline voice services	$2,078	$2,225
Wireline data, Internet and video services	1,220	1,102
Wireless services	139	139
Other services	9	10

Total operating revenue	$3,446	$3,476

We do not have any single customer that provides more than 10% of our total revenue derived from external customers. Substantially all of our revenue from external customers comes from customers located in the United States.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement and certifying a settlement class on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff have appealed that order to the United States Court of Appeals for the Tenth Circuit.

As noted below under “Remaining Securities Actions,” a number of persons, including certain large pension funds, were excluded from the settlement class at their request. Some of these pension funds have filed individual suits against us. We will continue to defend against such claims vigorously.

Remaining Securities Actions and DOJ Investigation

The remaining securities actions and the Department of Justice (“DOJ”) investigation described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our previously issued consolidated financial statements for the year ended December 31, 2002, or our 2002 Financial Statements, affect the risks presented by this investigation and these actions, as these matters involve, among other things, our prior accounting practices and related disclosures. In addition to their allegations described below, plaintiffs in certain of the remaining securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters.

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

For the Three Months Ended March 31, 2007

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

At their request, other persons (including large pension funds) who have not yet filed suit were also excluded from the settlement class. As a result, their claims will not be released by the order approving the settlement of the consolidated securities action even if that order is affirmed on appeal. We expect that some of these other persons will file actions against us if we are unable to resolve those matters amicably. In the aggregate, the persons who have requested exclusion from the settlement class, excluding those listed in the table above and those whose claims have been settled, contend that they have incurred losses resulting from their

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

investments in our securities of approximately $1.15 billion, which does not include any claims for punitive damages or interest. Due to the fact that many of the persons who requested exclusion from the settlement class have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

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

KPNQwest Litigation/Investigation

As previously disclosed, we entered into a settlement relating to a putative class action filed against us and others on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which we were a major shareholder). Other defendants entered into a separate settlement involving the claims against them. The most recent complaint alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. At their request, certain individuals and entities were excluded from the settlement class. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have already filed actions against us, as described below, and we are vigorously defending against these claims. We expect that at least some of the other persons who were excluded from the settlement class will also pursue actions against us if we are unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses resulting from their investments in KPNQwest securities during the settlement class period of at least $76 million, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. We are a defendant in this lawsuit along

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. We are seeking review by the Arizona Supreme Court of that portion of the Court of Appeals decision that reversed the superior court’s decision.

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

On June 17, 2005, Appaloosa Investment Limited Partnership I, Palomino Fund Ltd., and Appaloosa Management L.P. filed a lawsuit in the federal district court for the Southern District of New York against us, Joseph Nacchio, John McMaster and Koninklijke KPN N.V., or KPN. The amended complaint alleges that defendants violated federal securities laws in connection with the purchase by plaintiffs of certain KPNQwest debt securities. Plaintiffs seek compensatory damages, as well as an award of plaintiffs’ attorneys’ fees and costs.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against us, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or $292 million based on the exchange rate on March 31, 2007).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in The Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. Purporting to speak for an unspecified number of shareholders, VEB also sought exclusion from the settlement class in the settlements of the KPNQwest putative securities class action described above. The information that VEB provided in support of its request for exclusion did not indicate the losses claimed to have been sustained by VEB or the unspecified shareholders that VEB purports to represent, and thus those claims are not included in the approximately $76 million of losses claimed by those who requested exclusion from the settlement class, as described above. In view of these and other deficiencies in VEB’s request for exclusion, VEB was not excluded from the settlement class. We can provide no assurance, however, that our settlement will be enforced against VEB or the shareholders it purports to represent if VEB or such shareholders were to bring claims against us in The Netherlands.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2007

We will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states (other than Indiana, Louisiana and Tennessee) in which Qwest has fiber optic cable in railroad rights-of-way, and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a lawsuit in Federal District Court in Delaware against us (including a number of our subsidiaries). The lawsuit alleges infringement by us of 24 patents. The lawsuit also names as defendants a number of other entities that are unrelated to us. Katz is also involved in approximately 24 other cases against numerous other unrelated entities both in Delaware and in the Eastern District of Texas. On March 20, 2007, the Delaware and Texas cases were consolidated before the United States District Court for the Central District of California for consolidated or coordinated pretrial proceedings. Although the complaint against us is vague, it generally alleges infringement based on our use of interactive voice response systems to automate processing of customer calls to us. Katz seeks unspecified damages, trebling of damages based on alleged willful infringement, attorney’s fees and injunctive relief. We will vigorously defend against this action.

A putative class action purportedly filed on behalf of certain of our retirees was brought against us and certain other defendants in Federal District Court in Colorado in connection with our decision to reduce life insurance benefits for these retirees to a flat $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefits at the levels in place before we decided to reduce them. Plaintiffs seek restoration of life insurance benefits to previous levels and certain equitable relief. We believe that our reduction of life insurance benefits was permissible under applicable law and plan document and will vigorously defend against this action.

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

For the Three Months Ended March 31, 2007

or may assert against us. We believe we have adequately provided for these tax-related matters. If the recorded reserves for these tax-related matters are insufficient, we may need to record additional amounts in future periods.

Note 9: Financial Statements of Guarantors

QCII and two of its subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and Qwest Services Corporation (“QSC”), guarantee certain of each other’s registered debt securities. QCII issued a total of $2.575 billion aggregate principal amount of senior notes in February 2004 and June 2005 that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). Each series of QCF’s outstanding notes totaling approximately $2.9 billion in aggregate principal amount (the “QCF Guaranteed Notes”) is guaranteed on a senior unsecured basis by QCII. The guarantees are full and unconditional, and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, our condensed consolidating statements of operations for the three months ended March 31, 2007 and 2006, and our condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity’s investments in all of its subsidiaries, if any, under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$3	$3,443	$—	$3,446
Operating revenue—affiliates	—	325	—	5	32	(362)	—

Total operating revenue	—	325	—	8	3,475	(362)	3,446

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	288	—	—	1,307	(278)	1,317
Cost of sales—affiliates	—	36	—	—	23	(59)	—
Selling, general and administrative	52	—	—	10	658	278	998
Selling, general and administrative—affiliates	—	—	—	—	303	(303)	—
Depreciation and amortization	—	1	—	—	611	—	612

Total operating expenses	52	325	—	10	2,902	(362)	2,927

Other expense (income)—net:
Interest expense—net	69	—	53	—	160	—	282
Interest expense—affiliates	3	—	16	—	179	(198)	—
Interest income—affiliates	—	(16)	(181)	(1)	—	198	—
Other—net	—	(2)	—	—	(3)	—	(5)
(Income) loss from equity investments in subsidiaries	(322)	(4)	—	—	—	326	—

Total other expense (income)—net	(250)	(22)	(112)	(1)	336	326	277

Income (loss) before income taxes	198	22	112	(1)	237	(326)	242
Income tax benefit (expense)	42	231	(42)	—	(233)	—	(2)

Net income (loss)	$240	$253	$70	$(1)	$4	$(326)	$240

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$3	$3,473	$—	$3,476
Operating revenue—affiliates	—	337	—	9	30	(376)	—

Total operating revenue	—	337	—	12	3,503	(376)	3,476

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	299	—	—	1,408	(289)	1,418
Cost of sales—affiliates	—	39	—	—	21	(60)	—
Selling, general and administrative	12	—	—	12	701	288	1,013
Selling, general and administrative—affiliates	—	—	—	—	315	(315)	—
Depreciation and amortization	—	1	—	—	690	—	691

Total operating expenses	12	339	—	12	3,135	(376)	3,122

Other expense (income)—net:
Interest expense—net	68	2	64	—	162	—	296
Interest expense—affiliates	3	—	103	—	281	(387)	—
Interest income—affiliates	—	(103)	(283)	(1)	—	387	—
Other—net	(1)	(17)	—	(1)	(9)	—	(28)
(Income) loss from equity investments in subsidiaries	(126)	233	—	—	—	(107)	—

Total other expense (income)—net	(56)	115	(116)	(2)	434	(107)	268

Income (loss) before income taxes	44	(117)	116	2	(66)	107	86
Income tax benefit (expense)	44	169	(44)	—	(167)	—	2

Net income (loss)	$88	$52	$72	$2	$(233)	$107	$88

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$62	$373	$—	$—	$452	$—	$887
Short-term investments	18	111	—	—	113	—	242
Accounts receivable—net	20	6	—	3	1,481	—	1,510
Accounts receivable—affiliates	256	324	61	4	76	(721)	—
Current tax receivable	40	344	—	—	—	(384)	—
Notes receivable—affiliates	—	969	9,585	101	—	(10,655)	—
Deferred income taxes	—	—	6	—	182	(62)	126
Prepaid expenses and other	—	75	1	7	373	(27)	429

Total current assets	396	2,202	9,653	115	2,677	(11,849)	3,194
Property, plant and equipment—net	—	8	—	—	14,266	—	14,274
Capitalized software—net	—	—	—	—	812	—	812
Investments in subsidiaries	1,355	(7,218)	—	—	—	5,863	—
Deferred income taxes	—	1,535	31	10	—	(1,559)	17
Prepaid pension	1,320	—	—	—	—	—	1,320
Prepaid pension—affiliates	3,218	117	—	—	1,013	(4,348)	—
Other	608	8	12	8	448	—	1,084

Total assets	$6,897	$(3,348)	$9,696	$133	$19,216	$(11,893)	$20,701

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$1,272	—	—	—	$416	—	$1,688
Current borrowings—affiliates	101	—	970	—	9,584	(10,655)	—
Accounts payable	2	41	—	3	849	—	895
Accounts payable—affiliates	71	27	—	—	246	(344)	—
Accrued expenses and other	305	120	34	1	922	—	1,382
Accrued expenses and other—affiliates	—	38	6	—	333	(377)	—
Current taxes payable	—	—	41	—	399	(384)	56
Deferred income taxes	6	56	—	—	—	(62)	—
Deferred revenue and advance billings	—	—	—	27	613	(27)	613

Total current liabilities	1,757	282	1,051	31	13,362	(11,849)	4,634
Long-term borrowings—net	2,588	—	2,916	—	7,695	—	13,199
Post-retirement and other post-employment benefit obligations	2,364	—	—	—	—	—	2,364
Deferred income taxes	39	—	2	—	1,518	(1,559)	—
Deferred revenue	—	—	—	—	506	—	506
Other	552	142	—	77	761	—	1,532
Other long-term liabilities primarily related to post-retirement and other post-employment benefits—affiliates	1,131	625	—	—	2,592	(4,348)	—

Total liabilities	8,431	1,049	3,969	108	26,434	(17,756)	22,235
Stockholders’ (deficit) equity	(1,534)	(4,397)	5,727	25	(7,218)	5,863	(1,534)

Total liabilities and stockholders’ equity (deficit)	$6,897	$(3,348)	$9,696	$133	$19,216	$(11,893)	$20,701

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$900	$—	$—	$341	$—	$1,241
Short-term investments	—	193	—	—	55	—	248
Accounts receivable—net	17	14	—	2	1,567	—	1,600
Accounts receivable—affiliates	232	437	62	18	35	(784)	—
Current tax receivable	—	22	7	—	—	(29)	—
Notes receivable—affiliates	—	457	9,746	93	—	(10,296)	—
Deferred income taxes	—	6	6	—	181	(6)	187
Prepaid expenses and other	—	58	—	9	345	(34)	378

Total current assets	249	2,087	9,821	122	2,524	(11,149)	3,654
Property, plant and equipment—net	—	9	—	—	14,570	—	14,579
Capitalized software—net	—	—	—	—	818	—	818
Investments in subsidiaries	1,743	(7,361)	—	—	—	5,618	—
Deferred income taxes	—	1,512	33	10	—	(1,555)	—
Prepaid pension	1,311	—	—	—	—	—	1,311
Prepaid pension—affiliates	3,245	117	—	—	1,019	(4,381)	—
Other	416	10	12	6	433	—	877

Total assets	$6,964	$(3,626)	$9,866	$138	$19,364	$(11,467)	$21,239

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current borrowings	$1,272	$—	$—	$—	$414	$—	$1,686
Current borrowings—affiliates	146	—	457	—	9,693	(10,296)	—
Accounts payable	—	53	—	3	941	—	997
Accounts payable—affiliates	28	40	—	—	228	(296)	—
Accrued expenses and other	505	186	80	—	1,032	—	1,803
Accrued expenses and other—affiliates	—	24	3	—	461	(488)	—
Current taxes payable	8	—	—	—	74	(29)	53
Deferred income taxes	6	—	—	—	—	(6)	—
Deferred revenue and advance billings	—	—	—	34	621	(34)	621

Total current liabilities	1,965	303	540	37	13,464	(11,149)	5,160
Long-term borrowings—net	2,586	—	2,916	—	7,704	—	13,206
Post-retirement and other post-employment benefit obligations	2,366	—	—	—	—	—	2,366
Deferred income taxes	41	—	2	—	1,673	(1,555)	161
Deferred revenue	—	—	—	—	506	—	506
Other	315	142	—	75	753	—	1,285
Other long-term liabilities primarily related to post-retirement and other post-employment benefits—affiliates	1,136	620	—	—	2,625	(4,381)	—

Total liabilities	8,409	1,065	3,458	112	26,725	(17,085)	22,684
Stockholders’ (deficit) equity	(1,445)	(4,691)	6,408	26	(7,361)	5,618	(1,445)

Total liabilities and stockholders’ equity (deficit)	$6,964	$(3,626)	$9,866	$138	$19,364	$(11,467)	$21,239

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(268)	$(73)	$76	$8	$521	$4	$268
Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	—	—	(318)	—	(318)
Proceeds from sale of investment securities	—	6	—	—	—	—	6
Net proceeds (purchases) of investments managed by QSC	(18)	76	—	—	(58)	—	—
Cash infusion to subsidiaries	—	(750)	—	—	—	750	—
Net (increase) decrease in short-term affiliate loans	—	(512)	161	(8)	—	359	—
Dividends received from subsidiaries	750	725	—	—	—	(1,475)	—
Other	—	—	—	—	4	—	4

Cash provided by (used for) investing activities	732	(455)	161	(8)	(372)	(366)	(308)

Financing activities:
Repayments of long-term borrowings, including current maturities	—	—	—	—	(9)	—	(9)
Net (repayments of) proceeds from short-term affiliate borrowings	(45)	—	513	—	(109)	(359)	—
Proceeds from issuances of common stock	34	—	—	—	—	—	34
Repurchases of common stock	(393)	—	—	—	—	—	(393)
Equity infusion from parent	—	—	—	—	750	(750)	—
Dividends paid to parent	—	—	(750)	—	(725)	1,475	—
Other	2	1	—	—	55	(4)	54

Cash (used for) provided by financing activities	(402)	1	(237)	—	(38)	362	(314)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	62	(527)	—	—	111	—	(354)
Beginning balance	—	900	—	—	341	—	1,241

Ending balance	$62	$373	—	—	$452	—	$887

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(206)	$9	$51	$(3)	$280	$9	$140
Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	(1)	—	—	(389)	—	(390)
Proceeds from sale of property, plant and equipment	—	—	—	—	26	—	26
Proceeds from sales of investment securities	—	7	—	—	—	—	7
Purchases of investment securities	—	(36)	—	—	—	—	(36)
Net proceeds (purchases) of investments managed by QSC	9	30	—	—	(39)	—	—
Net (increase) decrease in short-term affiliate loans	—	(786)	(837)	3	—	1,620	—
Dividends received from subsidiaries	—	546	—	—	—	(546)	—
Other	—	—	—	—	1	—	1

Cash provided by (used for) investing activities	9	(240)	(837)	3	(401)	1,074	(392)

Financing activities:
Repayments of long-term borrowings, including current maturities	(33)	—	—	—	(8)	—	(41)
Net proceeds from short-term affiliate borrowings	97	—	786	—	737	(1,620)	—
Proceeds from issuances of common and treasury stock	57	—	—	—	—	—	57
Dividends paid to parent	—	—	—	—	(546)	546	—
Other	9	—	—	—	—	(9)	—

Cash provided by (used for) financing activities	130	—	786	—	183	(1,083)	16

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(67)	(231)	—	—	62	—	(236)
Beginning balance	67	563	—	—	216	—	846

Ending balance	$—	$332	$—	$—	$278	$—	$610

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

Business Overview and Presentation

We provide voice, data and video services nationwide and globally. We continue to generate the majority of our revenue from services provided within our local service area, which consists of the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto in Item 1 of Part I of this report.

Our operating revenue is generated from our wireline, wireless and other services segments. An overview of our segment results is provided in Note 7—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. Segment discussions reflect the way we currently report our operating results to our Chief Operating Decision Maker, or CODM. These discussions include revenue results for each of our customer channels within the wireline services segment: mass markets, business and wholesale. Segment results presented in this item and in Note 7—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

We have reclassified certain prior period revenue, expense and access line amounts to conform to the current period presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services currently represents 35% of our total revenue and continues to grow. We continue to focus on high-growth products including high-speed Internet access, private line, MPLS-based services sold as iQ Networking™, VoIP and video. The revenue from our growth products has more than offset declines in revenue from traditional services such as ATM, frame relay, DIA, VPN and Internet dial-up access. Revenue from our traditional products and services continues to decline as customers shift to more advanced technologies.

We continue to focus our efforts on improving penetration of our high-speed Internet access services, and subscribers continue to grow as customers migrate their Internet service from dial-up connections. We reached 2.3 million subscribers as of March 31, 2007 compared to 1.7 million as of the same date in 2006. We expect growth in high-speed Internet subscribers to continue, even though we expect to face continuing competition for these subscribers. In addition, we believe the ability to continually increase connection speeds is competitively important. As such, we continue to increase our available connection speeds in order to meet customer demand.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are substituting cable, wireless and VoIP for traditional telecommunications services, which has increased the number and type of competitors within our industry and has decreased our market share. In addition, consolidation in the telecommunications industry continues to impact our revenue. Product bundling, as described below, has been one of our responses to access line losses.

•

Product bundling. We believe customers value the convenience and price discounts associated with receiving multiple services from a single provider. Accordingly, we promote product bundles through our marketing and advertising efforts. Product bundles represent combinations of products and services, such as local and long-distance (marketed as “digital voice”), high-speed Internet access, video and wireless for our mass markets customers. As a result of these offerings, our sales of bundled products have increased. While bundle discounts resulted in lower average revenue for our products, we believe product bundles have increased customer retention.

•

Variable expenses. Expenses associated with products and services such as wireless, long-distance and certain data, Internet and video services tend to be more variable in nature than expenses associated with our traditional telecommunications services such as local voice. As our revenue mix shifts away from traditional telecommunications services, our expense structure becomes more variable in nature. We expect this shift, combined with regulatory and market pricing forces, will continue to pressure operating expenses.

•

Facility costs. Facility costs are third-party telecommunications expenses we incur by using other carriers’ networks to provide services to our customers. Facility costs do not always change proportionally with revenue fluctuations. However, we continue to reduce costs in this area through our ongoing initiatives to optimize our usage of other carriers’ services.

•

Operational efficiencies. We have continued to evaluate our operating structure and focus, and we continue to adjust our workforce in response to changes in the telecommunications industry, regulatory changes and productivity improvements. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

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

•

Wireline services. The wireline services segment uses our network to provide voice services and data, Internet and video services to our mass markets, business and wholesale customers. Our wireline services include:

•

Voice services. Voice services include local voice services, long-distance voice services and access services. Local voice services include basic local exchange, switching and enhanced voice services. Local voice services also include network transport, billing services and providing access to our local network through our wholesale channel. Long-distance voice services include domestic and international long-distance services. Access services include fees charged to other telecommunications providers to connect their customers and their networks to our network.

•

Data, Internet and video services. Historically, data, Internet and video services have represented our fastest growing source of revenue. We offer data and Internet services to our mass markets, business and wholesale customers. We also offer high-speed Internet access and video services, including cable-based video and resold satellite digital television, to our mass markets customers.

We offer our suite of growth products and services (such as data integration, private line, iQ NetworkingTM, web hosting and VoIP) and traditional products and services (such as ATM, frame relay, DIA, VPN, ISDN and Internet dial-up access) primarily to our business and wholesale customers. We also include some traditional voice grade services with these services if they are bundled together in an end-to-end solution for the customer.

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

•	Other services. Other services include the sublease of space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay an up-front or monthly fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three months ended March 31, 2007 and 2006 and the number of employees as of March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions, except per share amounts and employees)
Operating revenue	$3,446	$3,476	$(30)	(1)%
Operating expenses	2,927	3,122	(195)	(6)%
Other expense—net	277	268	9	3%

Income before income taxes	242	86	156	181%
Income tax (expense) benefit	(2)	2	(4)	nm

Net income	$240	$88	$152	173%

Income per share:
Basic	$0.13	$0.05	$0.08	160%
Diluted	$0.12	$0.05	$0.07	140%
Employees	38,011	39,127	(1,116)	(3)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Revenue

The following table compares our operating revenue by segment, including the detail by customer channels within our wireline services segment:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Mass markets	$952	$1,029	$(77)	(7)%
Business	283	314	(31)	(10)%
Wholesale	159	177	(18)	(10)%

Total local voice services	1,394	1,520	(126)	(8)%

Long-distance services:
Mass markets	163	155	8	5%
Business	137	144	(7)	(5)%
Wholesale	250	260	(10)	(4)%

Total long-distance services	550	559	(9)	(2)%

Access services	134	146	(12)	(8)%

Total voice services	2,078	2,225	(147)	(7)%

Data, Internet and video services:
Mass markets	278	191	87	46%
Business	579	583	(4)	(1)%
Wholesale	363	328	35	11%

Total data, Internet and video services	1,220	1,102	118	11%

Total wireline services revenue	3,298	3,327	(29)	(1)%
Wireless services revenue	139	139	—	—%
Other services revenue	9	10	(1)	(10)%

Total operating revenue	$3,446	$3,476	$(30)	(1)%

Wireline Services Revenue

Voice Services

Local voice services. Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Additionally, mass markets and business local voice services revenue declined by $23 million due to lower Universal Service Fund, or USF, revenue primarily related to the elimination of the USF assessment on certain products in late 2006. Wholesale local services revenue continued to be affected by a declining demand for UNEs.

The following table summarizes our access lines by customer channel as of March 31, 2007 and 2006:

	As of March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	9,276	9,921	(645)	(7)%
Business	2,842	2,958	(116)	(4)%
Wholesale	1,433	1,667	(234)	(14)%

Total access lines	13,551	14,546	(995)	(7)%

Long-distance services. The decrease in business long-distance services revenue was primarily due to rate changes. In addition, wholesale long-distance revenue decreased primarily as a result of declining volumes due in part to industry consolidation. This decrease was partially offset by an increase in mass markets long-distance services revenue due primarily to increased volumes.

Access services. Access services revenue decreased primarily due to a 7% decline in volumes.

Data, Internet and Video Services

The increase in data, Internet and video services revenue in our mass markets channel was primarily due to an increase in high-speed Internet subscribers of approximately 40% and, to a lesser extent, increases in satellite video subscribers. The growth in high-speed Internet revenue resulted from continued increased penetration as customers migrated from dial-up connections and from customers upgrading to higher speed plans.

The decrease in data and Internet services revenue in our business channel was primarily due to the decline in traditional services including frame relay, DIA, VPN and Internet dial-up access. Internet dial-up access services declined as we de-emphasized these services due to advances in technology and the continuing margin decline on these services. Partially offsetting these decreases was growth in our private line and iQ Networking™ products.

The increase in data and Internet services revenue in our wholesale channel was primarily due to growth in our long-distance VoIP and private line services. Our long-distance VoIP revenue increased as customers migrated to an integrated data technology, which allows them to maintain a single network. Additionally, our private line revenue increased primarily due to volume growth.

Wireless Services Revenue

Wireless services revenue was flat as a 4% increase in subscribers was offset by lower handset revenue.

Operating Expenses

The following table provides further detail regarding our operating expenses:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales:
Facility costs	$582	$616	$(34)	(6)%
Network expenses	52	52	—	—%
Employee-related costs	379	396	(17)	(4)%
Other non-employee related costs	304	354	(50)	(14)%

Total cost of sales	1,317	1,418	(101)	(7)%
Selling, general and administrative:
Property and other taxes	90	88	2	2%
Bad debt	43	44	(1)	(2)%
Restructuring, realignment and severance	(5)	22	(27)	nm
Employee-related costs	394	401	(7)	(2)%
Other non-employee related costs	476	458	18	4%

Total selling, general and administrative	998	1,013	(15)	(1)%
Depreciation and amortization	612	691	(79)	(11)%

Total operating expenses	$2,927	$3,122	$(195)	(6)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

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

Cost of sales as a percentage of revenue decreased to 38% from 41%.

Our facility costs decreased due to lower costs associated with the decline in revenue from our Internet dial-up services and ongoing initiatives to optimize our usage of other carriers’ services.

Employee-related costs decreased due to employee reductions and lower employee benefit costs primarily as a result of benefit plan changes in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. These decreases were partially offset by increased maintenance work.

Other non-employee related costs decreased primarily due to lower USF charges largely related to the elimination of the USF assessment on certain products, lower fees associated with the renegotiation of a contract for Internet content and related services and decreased wireless equipment costs due to fewer handsets sold and lower cost per handset.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include employee-related costs (such as salaries, wages and benefits not directly attributable to products or services and sales commissions), restructuring, realignment and severance, bad debt, property and other taxes and other non-employee related costs (such as real estate, marketing and advertising, professional service fees, computer systems support and litigation related charges).

SG&A expenses as a percentage of revenue remained flat at 29%.

The benefit from restructuring, realignment and severance in 2007 resulted from greater success in subleasing real estate than we anticipated when we ceased using the facilities. Restructuring, realignment and severance expense in 2006 was for real estate and a planned reduction in employees as we adjusted our workforce in response to changes in the telecommunications industry and productivity improvements.

Employee-related costs decreased due to employee reductions and lower employee benefit costs primarily as a result of benefit plan changes in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years.

Other non-employee related costs increased primarily due to a $40 million charge for securities litigation partially offset by lower marketing and advertising costs.

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

We recorded combined expense of $11 million and $53 million for the three months ended March 31, 2007 and 2006, respectively. The expense decreased primarily as a result of benefit plan changes and net reduced costs associated with the recognition of actuarial losses from prior years. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement healthcare benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The amortization of actuarial losses for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

For additional information on our pension and post-retirement plans, see Note 6—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

Operating Expenses by Segment

Wireline and wireless segment expenses include employee-related costs except for the combined cost of pension, non-qualified pension and post-retirement benefits, facility costs, network expenses and other non-employee related costs such as customer support, collections and telemarketing. We manage administrative services costs such as finance, information technology, real estate, legal, other marketing and advertising and human resources centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these charges are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities. Our CODM regularly reviews the results of operations at a segment level to evaluate the performance of each segment and to allocate resources.

Wireline Services Segment Expenses

The following table provides detail regarding our wireline services segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireline services expenses:
Facility costs	$507	$545	$(38)	(7)%
Network expenses	51	52	(1)	(2)%
Bad debt	30	28	2	7%
Restructuring, realignment and severance	1	2	(1)	(50)%
Employee-related costs	611	596	15	3%
Other non-employee related costs	353	383	(30)	(8)%

Total wireline services expenses	$1,553	$1,606	$(53)	(3)%

The decrease in facility costs was driven by lower costs associated with the decline in revenue from our Internet dial-up services and ongoing initiatives to optimize our usage of other carriers’ services.

Employee-related costs increased due to increased maintenance work partially offset by employee reductions.

Other non-employee related costs decreased primarily due to lower USF charges largely related to the elimination of the USF assessment on certain products in late 2006.

Wireless Services Segment Expenses

The following table provides detail regarding our wireless services segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireless services expenses:
Facility costs	$75	$71	$4	6%
Wireless equipment costs	25	30	(5)	(17)%
Bad debt	13	12	1	8%
Employee-related costs	14	12	2	17%
Other non-employee related costs	12	17	(5)	(29)%

Total wireless services expenses	$139	$142	$(3)	(2)%

Facility costs increased due to volumes associated with subscriber growth. Wireless equipment costs decreased due to fewer handsets sold and lower cost per handset. Other non-employee related costs decreased due to professional services in our wireless repair centers that were outsourced in 2006, but were provided by employees in 2007.

Other Services Segment Expenses

The following table provides detail regarding our other services segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other services expenses:
Property and other taxes	$90	$88	$2	2%
Real estate costs	109	110	(1)	(1)%
Restructuring, realignment and severance	(6)	20	(26)	nm
Employee-related costs	148	189	(41)	(22)%
Other non-employee related costs	282	276	6	2%

Total other services expenses	$623	$683	$(60)	(9)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The benefit from restructuring, realignment and severance in 2007 resulted from greater success in subleasing real estate than we anticipated when we ceased using the facilities. Restructuring, realignment and severance expense in 2006 was for real estate and a planned reduction in employees as we adjusted our workforce in response to changes in the telecommunications industry and productivity improvements.

Employee-related costs decreased due to lower employee benefit costs primarily as a result of benefit plan changes in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years.

Non-Segment Operating Expenses—Depreciation and Amortization

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly decrease our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Amortization expense decreased due to the change in our estimate of average economic lives in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been $30 million higher in the first quarter of 2007 had we not changed our estimates of the average economic lives to better reflect the expected future use of the software.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax (expense) benefit:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense—net	$282	$296	$(14)	(5)%
Other—net	(5)	(28)	23	(82)%

Total other expense (income)—net	$277	$268	$9	3%

Income tax (expense) benefit	$(2)	$2	$(4)	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense—net. Interest expense—net primarily relates to interest on long-term borrowings. Interest expense decreased slightly due to lower interest expense associated with the repayment of $485 million of notes that matured in the third quarter of 2006.

Other—net. Other—net includes, among other things, interest income and other interest expense (such as interest on income taxes). The income in 2006 was primarily related to the recognition of a gain on a customer’s abandonment of an indefeasible right of use and other non-recurring items.

Income Tax (Expense) Benefit

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

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.440 billion and $1.506 billion as of March 31, 2007 and December 31, 2006, respectively. Our working capital deficit decreased $66 million primarily due to cash generated by operating activities partially offset by capital expenditures and repurchases of our common stock.

The $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”) was classified as a current obligation because specified, market-based conversion provisions were met as of March 31, 2007 and December 31, 2006. As such, the holders of these notes have the right to convert the notes and receive from us (i) cash for the principal value of notes and (ii) shares of our common stock in accordance with the terms of the notes. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a specified period. As a result, these notes are classified as a current obligation. These notes are registered securities and are freely tradable. As of March 31, 2007, the notes had a market price of $1,655 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,493. Therefore, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value.

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

We have $850 million available to us under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the investigation and securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. The Credit Facility is guaranteed by our wholly-owned subsidiary, Qwest Services Corporation, and is secured by a senior lien on the stock of its wholly-owned subsidiary, Qwest Corporation.

The wireline services segment provides 96% of our total operating revenue with the balance attributed to our wireless services and other services segments. The wireline services segment also provides all of the consolidated cash flows from operations. Cash flows used in operations of our wireless services segment are not expected to be significant in the near term. Cash flows used in operations of our other services segment are significant; however, we expect that the cash flows provided by the wireline services segment will be sufficient to fund these operations in the near term.

We expect our 2007 capital expenditures to approximate our 2006 level, with the majority being used in our wireline services segment.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. It is our intention to fully achieve this plan over this period, while reviewing, on a regular basis, opportunities to enhance shareholder returns. For the three months ended March 31, 2007, we repurchased 49 million shares of our common stock under this program at a weighted average price per share of $8.30. As of March 31, 2007, we had repurchased a total of $615 million of common stock under this program; thus $1.385 billion remained available for stock repurchases.

We continue to look for opportunities to improve our liquidity and capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will attempt to improve our capital structure by accessing debt or other markets in a manner designed to create positive economic value.

Long-Term View

We have historically operated with a working capital deficit as a result of our significant debt and it is likely that we will operate with a working capital deficit in the future. We believe that cash provided by operations and our currently undrawn Credit Facility, combined with our current cash position and continued access to capital markets to refinance our current portion of debt, should allow us to meet our cash requirements for the foreseeable future.

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

The Credit Facility makes available to us $850 million of additional credit subject to certain restrictions as described below and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Historical View

The following table summarizes cash flow activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$268	$140	$128	91%
Used for investing activities	308	392	(84)	(21)%
(Used for) provided by financing activities	(314)	16	(330)	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Activities

Cash provided by operating activities increased primarily due to decreased cost of sales and SG&A expenses. This increase was partially offset by $200 million of payments related to the settlement of the consolidated securities action in the first quarter of 2007 compared to $100 million in payments related to this settlement in the first quarter of 2006.

Investing Activities

Cash used for investing activities decreased primarily due to lower capital expenditures resulting from delayed capital spending initiatives. However, as discussed above under the heading “Near-Term View,” we expect our 2007 capital expenditures to approximate our 2006 level.

Financing Activities

For the three months ended March 31, 2007, we repurchased approximately $400 million of our common stock under our stock repurchase program.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $130 million. At March 31, 2007, we had outstanding letters of credit of approximately $117 million.

Credit Ratings

The table below summarizes our long-term debt ratings as of March 31, 2007 and December 31, 2006:

	Moody’s	S&P	Fitch

Corporate rating/Sr. Implied rating	Ba2	BB	NR

Qwest Corporation	Ba1	BB+	BBB-

Qwest Communications Corporation	NR	NR	BB

Qwest Capital Funding, Inc.	B1	B+	BB

Qwest Communications International Inc.*	Ba3/B1	B+	BB+/BB

NR = Not rated.

* = QCII notes have various ratings.

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

Approximately $1.5 billion of floating-rate debt was exposed to changes in interest rates as of March 31, 2007 and December 31, 2006. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the three months ended March 31, 2007. As of March 31, 2007 and December 31, 2006, we had approximately $400 million of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

Our 3.50% Convertible Senior Notes were classified as current as of March 31, 2007 and December 31, 2006 because specified, market-based conversion provisions were met as of those dates. As such, the holders of these notes have the right to convert the notes and receive from us (i) cash for the principal value of notes and (ii) shares of our common stock in accordance with the terms of the notes. Although holders of these notes have the right to convert in the near term, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. In the unlikely event that holders of a substantial amount of these notes did elect to convert, we might choose to borrow additional amounts, which would expose us to changes in interest rates. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the convertible notes would not have a material effect on our earnings.

As of March 31, 2007, we had $800 million invested in highly liquid instruments and $242 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2007, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates

We previously identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

In adopting Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that we are more-likely-than-not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we did not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe that there is greater than 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit.

The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation and where substantial amounts of income tax benefits have been recorded in our financial statements. As new interpretations of the relevant tax laws are promulgated and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the likelihood of sustainability or of the amounts that may or may not be sustained upon audit. And as our assessments change, the impact to our financial statements could be material. We believe that the estimates, judgments and assumptions made when accounting for these matters are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

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

These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intentions as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

Matters Resolved in the First Quarter of 2007

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

On July 26, 2006, we entered into a settlement with the New Mexico General Services Department and the New Mexico Attorney General that would have resolved the disputes described above. This settlement was subject to approval by the Commission. The Commission conducted hearings on this settlement and then an amended settlement. The amended settlement included the Commission Staff as a party. On December 28, 2006, the Commission conditionally approved the settlement subject to certain modifications and a compliance filing. On January 18, 2007, the settling parties submitted a compliance filing, and during an open meeting on January 30, 2007, the Commission indicated its acceptance of that filing. The effective date of the settlement was February 1, 2007. Under the settlement, we were to contribute $5 million to the Students and Teachers Reaching Optimal New Goals Project, a program established and operated under the auspices of the New Mexico Department of Education. This $5 million contribution was subject to approval by the New Mexico Legislature; however, it was not approved, and thus this $5 million has been converted to customer credits payable within 120 days of the close of the legislative session, which was March 17, 2007. The settlement also obligates us to issue other credits in the total amount of $10 million to New Mexico customers within 120 days of the effective date of the settlement. In addition, the settlement obligates us to invest in our New Mexico network a total of $255 million in five specific categories of telecommunications infrastructure projects. These projects include, among other things, expanding the availability of high speed Internet access and providing various network and asset improvements. The settlement requires us to complete the high speed Internet access project within 36 months of the effective date and the other projects within 42 months of the effective date.

Settlement of KPNQwest Securities Class Action

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

On April 26, 2006, we, the other defendants, and the putative class representatives entered into a Stipulation of Settlement that, when implemented, will settle the consolidated ERISA action against us and all defendants. No parties admit any wrongdoing as part of the settlement. We deposited $33 million in cash into a settlement fund in connection with it. Pursuant to the Stipulation of Settlement, we also agreed to pay, subject to certain contingencies, the amount (if any) by which the Plan’s recovery from the settlement of the consolidated securities action is less than $20 million. Deutsche Bank deposited $4.5 million in cash into a settlement fund to settle the claims against it in connection with the settlement. We received certain insurance proceeds as a contribution by individual defendants to this settlement, which offset $10 million of our $33 million payment. In January 2007, the district court issued an order approving the settlement and certifying a settlement class on behalf of participants in and beneficiaries of the Plan who owned, bought, sold or held shares or units of the Qwest Shares Fund, U S WEST Shares Fund or Qwest common stock in their Plan accounts from March 7, 1999 until January 12, 2004.

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

As described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the remaining securities actions, certain of the KPNQwest litigation, and the DOJ investigation present material and significant risks to us. In the aggregate, the plaintiffs in the remaining securities actions and the KPNQwest litigation, as well as persons who, at their request, were excluded from the settlement class in the consolidated securities action, seek billions of dollars in damages. In addition, the outcome of one or more of these matters or the DOJ investigation could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by many of these matters as they involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged our restatement of items in support of their claims. We continue to defend against the remaining securities actions and the KPNQwest litigation vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

Further, there are other material proceedings pending against us as described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

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

A trial took place in March and April 2007 in connection with the criminal charges against Mr. Nacchio. Mr. Nacchio was convicted on 19 counts of insider trading. A trial could also take place in the pending SEC lawsuit against Mr. Nacchio and others. Evidence introduced at such trials and in other matters may result in further scrutiny by governmental authorities and others. The existence of this heightened scrutiny could adversely affect investor confidence and cause the trading price of our securities to decline.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

Our operations are subject to significant federal regulation, including the Communications Act of 1934, as modified by the Telecommunications Act of 1996, or the Telecommunications Act, and the Federal Communications Commission, or FCC, regulations thereunder. We are also subject to the applicable laws and regulations of various states, including regulation by public utility commissions, or PUCs, and other state agencies. Federal laws and FCC regulations generally apply to regulated interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over regulated telecommunications services that are intrastate in nature. The local competition aspects of the Telecommunications Act are subject to FCC rulemaking, but the state regulatory authorities play a significant role in implementing those FCC rules. Generally, we must obtain and maintain certificates of authority from regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for our intrastate services, where required. Our businesses are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on their own perceptions of our conduct, or based on customer complaints.

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

We continue to carry significant debt. As of March 31, 2007, our consolidated debt was approximately $14.9 billion. Approximately $2.3 billion of our debt obligations comes due over the next three years. In addition, holders of the $1.265 billion of our 3.50% Convertible Senior Notes may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. Cash used by us in connection with any purchases of our common stock would not be available for other purposes, including the repayment of debt.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2006, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

While we believe our tax reserves adequately provide for the associated tax contingencies, our tax audits and examinations may result in tax liabilities that differ materially from those we have recorded in our condensed consolidated financial statements. Also, the ultimate outcomes of all of these matters are uncertain, and we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results or our net operating loss carryforwards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On February 8, 2007, we issued 663,450 shares of our common stock to a settlement fund established in connection with the court ordered settlement of a putative class action filed on behalf of certain purchasers of KPNQwest securities against us and others. You can find more information about this action and the settlement in “Legal Proceedings” in Item 1 of Part II of this report under the heading “Matters Resolved in the First Quarter of 2007—Settlement of KPNQwest Securities Class Action.” The shares were issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance was approved by the federal district court hearing the action. No underwriters were involved, no sales commission or other remuneration was paid, and we did not receive any cash proceeds in connection with the issuance.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the first quarter of 2007:

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
January 2007	34,700,926	$8.14	34,699,900	$1,508,622,268
February 2007	1,172,341	$8.07	882,600	$1,501,502,599
March 2007	13,396,648	$8.72	13,393,800	$1,384,677,227

Total	49,269,915		48,976,300

(1)	In January, February and March 2007, amounts include 1,026 shares, 289,741 shares and 2,848 shares of common stock, respectively, delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. As of March 31, 2007, we had repurchased a total of $615 million of common stock under this program.

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

(4.6)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.7)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

Exhibit Number	Description
(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.9)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.10)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.14)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.15)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.17)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

Exhibit Number	Description
(4.18)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.23)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.24)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2006 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of option and restricted stock agreements used under Equity Incentive Plan, as amended (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-15577).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000- 22609).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

Exhibit Number	Description
(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.9)	2007 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).*

(10.10)	Summary Sheet Describing the Compensation Package for Qwest Communications International Inc.’s Non-employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-15577).*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8- K/A, dated June 26, 1998, File No. 001-14087).

(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.14)	Registration Rights Agreement, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.15)	Registration Rights Agreement, dated June 17, 2005, by and among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.16)	Registration Rights Agreement, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(10.17)	Registration Rights Agreement, dated August 8, 2006, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.18)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.19)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

Exhibit Number	Description
(10.20)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.21)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.22)	Amendment to Amended and Restated Employment Agreement, dated as of February 26, 2007, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 28, 2007, File No. 001-15577).*

(10.23)	Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.24)	Agreement, dated as of February 26, 2007, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 28, 2007, File No. 001-15577).*

(10.25)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.26)	Letter Agreement, dated March 2, 2007, by and between John W. Richardson and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.27)	Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.28)	Agreement, dated as of March 7, 2007, by and between John W. Richardson and Qwest Communications International Inc. Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

10.29	Aircraft Time Sharing Agreement, dated March 22, 2007, by and between Qwest Business Resources, Inc. and John W. Richardson.

(10.30)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.31)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.32)	Severance Agreement, dated July 21, 2003, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

Exhibit Number	Description
(10.33)	Severance Agreement, dated September 8, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.34)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.35)	Severance Agreement, dated April 4, 2005, by and between Qwest Services Corporation and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.36)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.37)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.38)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.39)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.40)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.41)	Amendment to Amended and Restated Employment Agreement, dated as of March 23, 2007, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 23, 2007, File No. 001-15577).*

(10.42)	Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.43)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.44)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

Exhibit Number	Description
(10.45)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

(99.3)	Credit Agreement, dated as of October 21, 2005, among Qwest Services Corporation, Qwest Communications International Inc., the Lenders party thereto from time to time, and Wachovia Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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
John W. Richardson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

May 1, 2007