Form 10-Q
period 2007-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2007-08-01
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

On July 27, 2007, 1,827,863,021 shares of common stock were outstanding.

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

•

Broadband services (previously referred to as high-speed Internet access). Services used to connect to the Internet and private networks. For Qwest, this technology allows our existing telephone lines to operate at higher speeds than dial-up access, thereby giving customers faster connections necessary to access data and video content.

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

•	Web Hosting. The providing of space, power, bandwidth and managed services in data centers.

•

Wide Area Network (WAN). A communications network that covers a wide geographic area, such as a state or country. A WAN typically extends a local area network outside the building, over telephone common carrier lines to link to other local area networks in remote locations, such as branch offices or at-home workers and telecommuters.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,463	$3,472	$6,909	$6,948
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,310	1,394	2,627	2,812
Selling, general and administrative	1,004	969	2,002	1,982
Depreciation and amortization	615	693	1,227	1,384

Total operating expenses	2,929	3,056	5,856	6,178

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	274	298	556	594
Other—net	14	(17)	9	(45)

Total other expense (income)—net	288	281	565	549

Income before income taxes	246	135	488	221
Income tax expense	—	18	2	16

Net income	$246	$117	$486	$205

Earnings per share:
Basic	$0.13	$0.06	$0.26	$0.11
Diluted	$0.13	$0.06	$0.25	$0.11

Weighted average shares outstanding:
Basic	1,841,295	1,882,398	1,853,058	1,878,378
Diluted	1,950,056	1,951,728	1,954,897	1,935,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$869	$1,241
Short-term investments	240	248
Accounts receivable—net of allowance of $142 and $146, respectively	1,497	1,600
Prepaid expenses and other	481	565

Total current assets	3,087	3,654

Property, plant and equipment—net	14,076	14,579
Capitalized software—net	817	818
Prepaid pension	1,329	1,311
Other	1,080	877

Total assets	$20,389	$21,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term borrowings	$1,304	$1,686
Accounts payable	918	997
Accrued expenses and other	1,518	1,856
Deferred revenue and advance billings	610	621

Total current liabilities	4,350	5,160

Long-term borrowings—net of unamortized debt discount of $196 and $209, respectively	13,207	13,206
Post-retirement and other post-employment benefit obligations	2,346	2,366
Deferred revenue	509	506
Other	1,533	1,446

Total liabilities	21,945	22,684

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,839,459 and 1,902,642 shares issued, respectively	18	19
Additional paid-in capital	42,770	43,384
Treasury stock—3,046 and 1,993 shares, respectively (including 62 shares held in rabbi trust at both dates)	(33)	(24)
Accumulated deficit	(45,373)	(45,907)
Accumulated other comprehensive income	1,062	1,083

Total stockholders’ deficit	(1,556)	(1,445)

Total liabilities and stockholders’ deficit	$20,389	$21,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(Dollars in millions)
Operating activities:
Net income	$486	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,227	1,384
Provision for bad debt—net	80	71
Other non-cash charges—net	40	24
Changes in operating assets and liabilities:
Accounts receivable	23	(23)
Prepaid expenses and other current assets	22	28
Accounts payable and accrued expenses and other current liabilities	(447)	(284)
Deferred revenue and advance billings	(8)	(38)
Other non-current assets and liabilities	(50)	(190)

Cash provided by operating activities	1,373	1,177

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(744)	(832)
Proceeds from sale of property and equipment	—	47
Proceeds from sale of investment securities	31	42
Purchases of investment securities	(24)	(146)
Other	9	—

Cash used for investing activities	(728)	(889)

Financing activities:
Proceeds from long-term borrowings	500	—
Repayments of long-term borrowings, including current maturities	(900)	(47)
Proceeds from issuances of common stock	66	102
Repurchases of common stock	(681)	—
Other	(2)	—

Cash (used for) provided by financing activities	(1,017)	55

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(372)	343
Beginning balance	1,241	846

Ending balance	$869	$1,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007

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

In the opinion of management, these statements include all adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2007 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated results of operations for the three and six months ended June 30, 2007 and the condensed consolidated statement of cash flows for the six months ended June 30, 2007 are not necessarily indicative of the results or cash flows expected for the full year.

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

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. See Note 8—Commitments and Contingencies.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

Effective January 1, 2007, our policy for accounting for income taxes changed upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 2—Income Taxes for further discussion.

Actual results could differ from our estimates.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and expenses include taxes and surcharges that we recognize on a gross basis of $100 million and $186 million for the three and six months ended June 30, 2007, respectively, and $110 million and $218 million for the three and six months ended June 30, 2006, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $32.353 billion and $31.795 billion as of June 30, 2007 and December 31, 2006, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.325 billion and $1.267 billion as of June 30, 2007 and December 31, 2006, respectively. Effective January 1, 2007, as a result of an internal study, we changed our estimates of the average economic lives for capitalized software from between four and five years to between four and seven years. For the three and six months ended June 30, 2007, amortization expense would have been higher by $30 million ($0.02 per basic and diluted share) and $60 million ($0.03 per basic and diluted share), respectively, had we not changed our estimates of the average economic lives.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, we adopted FIN 48. See Note 2—Income Taxes for additional information.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

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

Note 2: Income Taxes

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

As of January 1, 2007, we had a total liability of $60 million for interest. During the three and six months ended June 30, 2007, we increased our liability for uncertain tax positions by $4 million and $8 million, respectively, as a result of additional interest accruals. In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our condensed consolidated statements of operations. As of January 1, 2007, we had unrecognized tax benefits of $654 million. Our net deferred tax asset remains subject to a valuation allowance except for the tax credits and NOLs discussed above because we cannot currently conclude that it is more likely than not we will realize our net deferred tax assets. Any future adjustments to our uncertain tax position liability will result in an impact on our income tax provision and effective tax rate. As of January 1, 2007, approximately $108 million of the unrecognized tax benefits could affect our income tax provision and effective tax rate. As of June 30, 2007, our estimated NOLs totaled approximately $7.7 billion.

We are included in the coordinated industry case program of the Internal Revenue Service (“IRS”) and therefore the IRS examines all of our federal income tax returns. As of June 30, 2007, all of the federal income

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

tax returns we have filed since 1998 are still subject to adjustment upon audit. We also file combined income tax returns in many states, and these combined returns remain open for adjustments to our federal income tax returns. In addition, certain combined state income tax returns we have filed since 1994 are still open for state specific adjustments.

We have a tentative settlement with the IRS related to audits for the tax years 1998 through 2001. This settlement is subject to final calculation of our liability, our acceptance of the calculation and formal approval of the settlement by the IRS and the Joint Committee on Taxation of the U.S. Congress. If the settlement is effected in accordance with our expectations, we believe that it is reasonably possible that we could recognize up to $138 million of tax and interest benefits (including up to a $98 million increase in net income) and our total unrecognized tax benefits may decrease by approximately $221 million by December 31, 2007.

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

Prior to 2006, we had a history of losses and we recognized a valuation allowance for our net deferred tax assets. We continue to monitor our cumulative net loss position and other evidence each quarter to determine the appropriateness of our valuation allowance. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in the near term and we could record a substantial gain in our consolidated statement of operations when that occurs.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

Note 3: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, common stock outstanding does not include shares of restricted stock on which the restrictions have not yet lapsed. Diluted earnings per share reflects the potential dilution that could occur if certain outstanding stock options are exercised, the premium on convertible debt is converted into common stock and restrictions lapse on restricted stock awards.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions except per share amounts, shares in thousands)
Net income	$246	$117	$486	$205

Basic weighted average shares outstanding	1,841,295	1,882,398	1,853,058	1,878,378
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	21,302	29,171	21,679	28,166
Dilutive effect of the equity premium on convertible debt at the average price of our common stock	81,031	34,330	73,722	23,557
Dilutive effect of unvested restricted stock and other	6,428	5,829	6,438	5,705

Diluted weighted average shares outstanding	1,950,056	1,951,728	1,954,897	1,935,806

Earnings per share:
Basic	$0.13	$0.06	$0.26	$0.11
Diluted	$0.13	$0.06	$0.25	$0.11

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	31,620	44,459	31,641	44,518

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	1,837	6,258	1,837	6,258

Other outstanding options to purchase common stock excluded because the impact would have been antidilutive	5,302	5,819	9,381	5,763

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

Note 4: Borrowings

As of June 30, 2007 and December 31, 2006, our borrowings, net of discounts and premiums, consisted of the following:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Current borrowings:
Current portion of long-term notes	$1,272	$1,656
Current portion of capital lease and other obligations	32	30

Total current borrowings	$1,304	$1,686

Long-term borrowings:
Long-term notes	$13,116	$13,105
Long-term capital lease and other obligations	91	101

Total long-term borrowings	$13,207	$13,206

Borrowings classified as current are due and payable within 12 months from the applicable balance sheet date. The balance of the $1.265 billion of our 3.50% Convertible Senior Notes due 2025 was classified as a current obligation as of June 30, 2007 and December 31, 2006 because specified, market-based conversion provisions were met as of those dates. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a specified period. As a result, these notes are classified as a current obligation. If our common stock does not maintain a closing price above $7.08 per share during certain subsequent periods, the notes would no longer be available for immediate conversion and the outstanding notes would be reclassified to long-term borrowings. These notes are registered securities and are freely tradable. As of June 30, 2007, the notes had a market price of $1,755 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,643. The conversion value is calculated based on the specified conversion provisions using the closing prices of our common stock during the 20 trading days ended June 30, 2007.

On May 16, 2007, our wholly owned subsidiary, Qwest Corporation (“QC”), issued $500 million aggregate principal amount of notes that bear interest at 6.5% per year and are due in 2017. The notes are unsecured obligations of QC and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of QC. The covenant and default terms are substantially the same as those associated with QC’s other long-term debt. QC plans to file an exchange offer registration statement with the Securities and Exchange Commission (“SEC”) for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 315 calendar days of the date of issuance of the original notes. If QC fails to file this registration statement or fails to satisfy other obligations under the registration rights agreement relating to the notes, QC will be required to pay additional interest on the notes at a rate of 25 basis points per year.

On June 4, 2007, QC redeemed $250 million aggregate principal amount of its 8 7/8% Debentures due June 1, 2031. The extinguishment resulted in a loss on early retirement of debt of $18 million.

Also on June 4, 2007, we redeemed $250 million aggregate principal amount of QCII’s Floating Rate Senior Notes due 2009. The extinguishment resulted in a loss on early retirement of debt of $4 million.

On June 7, 2007, QC redeemed $70 million aggregate principal amount of its 6.0% Notes due 2007.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

On June 15, 2007, our wholly owned subsidiary, Qwest Communications Corporation, repaid at maturity $314 million aggregate principal amount of its 7.25% Senior Notes due 2007.

Note 5: Restructuring

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of June 30, 2007, the remaining restructuring reserve relates to leases for real estate that we ceased using in prior periods and consists of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect to use this reserve over the remaining lease terms, which range from 0.5 years to 18.5 years, with a weighted average of 12.1 years.

The remaining reserve balances are included on our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges and reversals are included in our condensed consolidated statements of operations in selling, general and administrative expense. As of June 30, 2007 and December 31, 2006, our restructuring reserve was $323 million and $347 million, respectively. The amount included in current liabilities was $35 million and $37 million, respectively, and the long-term portion was $288 million and $310 million, respectively, as of those dates.

In the three months ended June 30, 2007 and 2006, we added no restructuring provisions to the reserves, we used $8 million and $31 million, respectively, and we reversed $0 million and $9 million, respectively. In the six months ended June 30, 2007 and 2006, we added $0 million and $11 million, respectively, of restructuring provisions to these reserves, we used $21 million and $46 million, respectively, and we reversed $3 million and $10 million, respectively.

Note 6: Employee Benefits

The components of the pension, non-qualified pension and post-retirement benefits expense for the three and six months ended June 30, 2007 and 2006 are detailed below:

	Three Months Ended June 30,
	Pension Expense		Non-Qualified Pension Expense		Post-Retirement Benefits Expense
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$34	$38	$—	$1	$3	$4
Interest cost	122	121	1	1	58	73
Expected return on plan assets	(166)	(166)	—	—	(33)	(32)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service cost	(1)	(2)	—	—	(32)	(21)
Recognized net actuarial loss	16	27	—	—	6	10

Net expense included in net income	$5	$18	$2	$3	$2	$34

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

	Six Months Ended June 30,
	Pension Expense		Non-Qualified Pension Expense		Post-Retirement Benefits Expense
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$68	$75	$1	$2	$6	$7
Interest cost	245	241	2	2	116	146
Expected return on plan assets	(331)	(331)	—	—	(66)	(64)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service cost	(2)	(3)	—	—	(64)	(42)
Recognized net actuarial loss	32	54	—	—	12	20

Net expense included in net income	$12	$36	$4	$5	$4	$67

The pension, non-qualified pension and post-retirement benefit expense is allocated between cost of sales and selling, general and administrative expense in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and other post-retirement healthcare and life insurance benefit measurements for the plans is December 31.

We recorded combined expense of $9 million and $55 million for the three months ended June 30, 2007 and 2006, respectively, and $20 million and $108 million for the six months ended June 30, 2007 and 2006, respectively. The expense decreased primarily as a result of benefit plan changes and net reduced costs associated with the recognition of actuarial losses from prior years. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement healthcare benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The amortization of actuarial losses for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

For the three and six months ended June 30, 2007, accumulated other comprehensive income decreased $26 million and $52 million, respectively, for other post-retirement obligations—net of taxes and increased $15 million and $30 million, respectively, for pension—net of taxes.

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

For the Three and Six Months Ended June 30, 2007

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

•

Data, Internet and video services. We offer data and Internet services to our mass markets, business and wholesale customers. We also offer broadband services and video services, including cable-based video and resold satellite digital television, to our mass markets customers.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

Segment information for the three and six months ended June 30, 2007 and 2006 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Operating revenue:
Wireline services	$3,314	$3,320	$6,612	$6,647
Wireless services	139	142	278	281
Other services	10	10	19	20

Total operating revenue	$3,463	$3,472	$6,909	$6,948

Operating expenses:
Wireline services	$1,541	$1,560	$3,094	$3,166
Wireless services	136	136	275	278
Other services	637	667	1,260	1,350

Total segment expenses	$2,314	$2,363	$4,629	$4,794

Segment income (loss):
Wireline services	$1,773	$1,760	$3,518	$3,481
Wireless services	3	6	3	3
Other services	(627)	(657)	(1,241)	(1,330)

Total segment income	$1,149	$1,109	$2,280	$2,154

Capital expenditures:
Wireline services	$350	$364	$613	$686
Wireless services	—	—	1	—
Other services	76	78	130	146

Total capital expenditures	$426	$442	$744	$832

The following table reconciles segment income to net income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Total segment income	$1,149	$1,109	$2,280	$2,154
Depreciation and amortization	(615)	(693)	(1,227)	(1,384)
Total other expense—net	(288)	(281)	(565)	(549)
Income tax expense	—	(18)	(2)	(16)

Net income	$246	$117	$486	$205

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

Revenue derived from external customers for the three and six months ended June 30, 2007 and 2006 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Operating revenue:
Wireline voice services	$2,067	$2,196	$4,145	$4,421
Wireline data, Internet and video services	1,247	1,124	2,467	2,226
Wireless services	139	142	278	281
Other services	10	10	19	20

Total operating revenue	$3,463	$3,472	$6,909	$6,948

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

In November 2005, we, certain other defendants, and the putative class representatives entered into and filed with the federal district court in Colorado a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants. No parties admit any wrongdoing as part of the settlement. Pursuant to the settlement, we have deposited approximately $400 million in cash into a settlement fund. Of this amount, $200 million was deposited in 2006, and the remaining $200 million (plus interest) was deposited in January 2007. In connection with the settlement, we received $10 million from Arthur Andersen LLP. As part of the settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the settlement is not implemented, we will be repaid the $400 million plus interest, less certain expenses, and we will repay the $10 million to Arthur Andersen.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

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

As noted below under “Remaining Securities Actions,” a number of persons, including certain large pension funds, were excluded from the settlement class at their request. Some of these funds have filed individual suits against us. We will continue to defend against such claims vigorously.

Remaining Securities Actions

The remaining securities actions described below present material and significant risks to us. The size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our previously issued consolidated financial statements for the year ended December 31, 2002, affect the risks presented by these actions, as these matters involve, among other things, our prior accounting practices and related disclosures. In addition to their allegations described below, plaintiffs in certain of the remaining securities actions have alleged our restatement of items in support of their claims. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters.

We have reserves recorded in our financial statements for the minimum estimated amount of loss we believe is probable with respect to the remaining securities actions as well as any additional actions that may be brought by parties that, as described below under “Remaining Securities Actions,” have opted out of the settlement of the consolidated securities action. We have recorded our estimate of the minimum liability for these matters because no estimate of probable loss for these matters is a better estimate than any other amount. We have settled the claims brought by certain parties that opted out of the consolidated securities action, and, although there is no certainty that these settlements are indicative of the terms of future settlements, we have taken these settlements into account when determining our estimate of the minimum liability for these matters. If the recorded reserves are insufficient to cover these matters, we will need to record additional charges to our consolidated statement of operations in future periods. The amount we have reserved for these matters is our estimate of the lowest end of the possible range of loss. The ultimate outcomes of these matters are still uncertain and the amount of loss we may ultimately incur could be substantially more than the reserves we have provided.

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

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our former directors, officers and employees with respect to certain liabilities, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the securities actions and certain other matters.

We are a defendant in the securities actions described below. At their request, plaintiffs in these actions were excluded from the settlement class of the consolidated securities action. As a result, their claims were not

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

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

Together, the parties to these lawsuits contend that they have incurred losses resulting from their investments in our securities in excess of $840 million; they have also asserted claims for punitive damages and interest, in addition to claims to recover their alleged losses.

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

We have settled the lawsuits of certain other parties that were excluded from the settlement class of the consolidated securities action.

At their request, other persons (including large pension funds) who have not yet filed suit were also excluded from the settlement class. As a result, their claims will not be released by the order approving the settlement of the consolidated securities action even if that order is affirmed on appeal. We expect that some of these other persons will file actions against us if we are unable to resolve those matters amicably. In the aggregate, the persons who have requested exclusion from the settlement class, excluding those listed in the table above and those whose claims have been settled, contend that they have incurred losses resulting from their investments in our securities of approximately $1.15 billion, which does not include any claims for punitive damages or interest. Due to the fact that many of the persons who requested exclusion from the settlement class have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

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

KPNQwest Litigation/Investigation

As previously disclosed, we and the other defendants settled a putative class action filed against us and others on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which we were a major shareholder). The most recent complaint alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. At their request, certain individuals and entities were excluded from the settlement class. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have already filed actions against us, as described below, and we are vigorously defending against these claims. We expect that at least some of the other persons who were excluded from the settlement class will also pursue actions against us if we are unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. We are seeking review by the Arizona Supreme Court of that portion of the Court of Appeals’ decision that reversed the superior court’s decision.

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

For the Three and Six Months Ended June 30, 2007

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against us, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $295 million based on the exchange rate on June 30, 2007).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in The Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest’s outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. We and others have appealed that order to The Netherlands Supreme Court.

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

For the Three and Six Months Ended June 30, 2007

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

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P. (“Katz”) filed a lawsuit in Federal District Court in Delaware against us (including a number of our subsidiaries). The lawsuit alleges infringement by us of 24 patents. The lawsuit also names as defendants a number of other entities that are unrelated to us. Katz is also involved in numerous other cases against unrelated entities. These cases have been consolidated before the United States District Court for the Central District of California for coordinated pretrial proceedings. Although the complaint against us is vague, it generally alleges infringement based on our use of interactive voice response systems to automate processing of customer calls to us. Katz seeks unspecified damages, trebling of damages based on alleged willful infringement, attorney’s fees and injunctive relief. We will vigorously defend against this action.

A putative class action purportedly filed on behalf of certain of our retirees was brought against us and certain other defendants in Federal District Court in Colorado in connection with our decision to reduce life insurance benefits for these retirees to a flat $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefits at the levels in place before we decided to reduce them. Plaintiffs seek restoration of life insurance benefits to previous levels and certain equitable relief. We believe that our reduction of life insurance benefits was permissible under applicable law and plan documents and will vigorously defend against this action.

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

Note 9: Financial Statements of Guarantors

QCII and two of its subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and Qwest Services Corporation (“QSC”), guarantee certain of each other’s registered debt securities. QCII has outstanding a total of $2.325 billion aggregate principal amount of senior notes that were issued in February 2004 and June 2005 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). Each series of QCF’s outstanding notes totaling approximately $2.9 billion in aggregate principal amount (the “QCF Guaranteed Notes”) is guaranteed on a senior unsecured basis by QCII. The guarantees are full and unconditional, and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2007

The following information sets forth our condensed consolidating statements of operations for the three and six months ended June 30, 2007 and 2006, our condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006, and our condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity’s investments in all of its subsidiaries, if any, under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

In February 2007, the Federal Communications Commission issued an order that freed us from some regulatory obligations under the Telecommunications Act of 1996. Among other things, the order gives us more flexibility to integrate our local and long-distance operations, including the operations of our subsidiaries that provide shared services to our two main operating companies. In light of this order and consistent with our continuing strategy to streamline and simplify our corporate structure to gain operational efficiencies, we may engage in mergers, dissolutions and operational consolidations affecting one or more of our subsidiaries. We do not expect these changes to adversely affect our consolidated financial condition or results of operations or the financial condition or results of operations for any of the entities presented in this note. However, in future periods the financial statements of certain subsidiaries as presented in this note may be substantially different from the financial statements we have historically presented in this note.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$3	$3,460	$—	$3,463
Operating revenue—affiliates	—	351	—	12	31	(394)	—

Total operating revenue	—	351	—	15	3,491	(394)	3,463

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	308	—	—	1,301	(299)	1,310
Cost of sales—affiliates	—	44	—	—	20	(64)	—
Selling, general and administrative	15	—	—	15	675	299	1,004
Selling, general and administrative—affiliates	—	—	—	—	330	(330)	—
Depreciation and amortization	—	1	—	—	614	—	615

Total operating expenses	15	353	—	15	2,940	(394)	2,929

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	67	—	53	—	154	—	274
Interest expense—affiliates	3	—	25	—	182	(210)	—
Interest income—affiliates	—	(25)	(184)	(2)	1	210	—
Other—net	2	(9)	—	—	21	—	14
(Income) loss from equity investments in subsidiaries	(292)	39	—	—	—	253	—

Total other expense (income)—net	(220)	5	(106)	(2)	358	253	288

Income (loss) before income taxes	205	(7)	106	2	193	(253)	246
Income tax benefit (expense)	41	232	(41)	—	(232)	—	—

Net income (loss)	$246	$225	$65	$2	$(39)	$(253)	$246

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$2	$3,470	$—	$3,472
Operating revenue—affiliates	—	339	—	15	30	(384)	—

Total operating revenue	—	339	—	17	3,500	(384)	3,472

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	289	—	—	1,384	(279)	1,394
Cost of sales—affiliates	—	45	—	—	26	(71)	—
Selling, general and administrative	16	—	—	13	660	280	969
Selling, general and administrative—affiliates	—	—	—	—	314	(314)	—
Depreciation and amortization	—	—	—	—	693	—	693

Total operating expenses	16	334	—	13	3,077	(384)	3,056

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	68	2	63	—	165	—	298
Interest expense—affiliates	3	—	115	—	295	(413)	—
Interest income—affiliates	—	(115)	(297)	(1)	—	413	—
Other—net	(1)	3	(5)	(1)	(13)	—	(17)
(Income) loss from equity investments in subsidiaries	(154)	172	—	—	—	(18)	—

Total other expense (income)—net	(84)	62	(124)	(2)	447	(18)	281

Income (loss) before income taxes	68	(57)	124	6	(24)	18	135
Income tax benefit (expense)	49	131	(47)	(3)	(148)	—	(18)

Net income (loss)	$117	$74	$77	$3	$(172)	$18	$117

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$6	$6,903	$—	$6,909
Operating revenue—affiliates	—	676	—	17	63	(756)	—

Total operating revenue	—	676	—	23	6,966	(756)	6,909

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	596	—	—	2,608	(577)	2,627
Cost of sales—affiliates	—	80	—	—	43	(123)	—
Selling, general and administrative	67	—	—	25	1,333	577	2,002
Selling, general and administrative—affiliates	—	—	—	—	633	(633)	—
Depreciation and amortization	—	2	—	—	1,225	—	1,227

Total operating expenses	67	678	—	25	5,842	(756)	5,856

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	136	—	106	—	314	—	556
Interest expense—affiliates	6	—	41	—	361	(408)	—
Interest income—affiliates	—	(41)	(365)	(3)	1	408	—
Other—net	2	(11)	—	—	18	—	9
(Income) loss from equity investments in subsidiaries	(614)	35	—	—	—	579	—

Total other expense (income)—net	(470)	(17)	(218)	(3)	694	579	565

Income (loss) before income taxes	403	15	218	1	430	(579)	488
Income tax benefit (expense)	83	463	(83)	—	(465)	—	(2)

Net income (loss)	$486	$478	$135	$1	$(35)	$(579)	$486

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$5	$6,943	$—	$6,948
Operating revenue—affiliates	—	676	—	24	60	(760)	—

Total operating revenue	—	676	—	29	7,003	(760)	6,948

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	588	—	—	2,792	(568)	2,812
Cost of sales—affiliates	—	84	—	—	47	(131)	—
Selling, general and administrative	28	—	—	25	1,361	568	1,982
Selling, general and administrative—affiliates	—	—	—	—	629	(629)	—
Depreciation and amortization	—	1	—	—	1,383	—	1,384

Total operating expenses	28	673	—	25	6,212	(760)	6,178

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	136	4	127	—	327	—	594
Interest expense—affiliates	6	—	218	—	576	(800)	—
Interest income—affiliates	—	(218)	(580)	(2)	—	800	—
Other—net	(2)	(14)	(5)	(2)	(22)	—	(45)
(Income) loss from equity investments in subsidiaries	(280)	405	—	—	—	(125)	—

Total other expense (income)—net	(140)	177	(240)	(4)	881	(125)	549

Income (loss) before income taxes	112	(174)	240	8	(90)	125	221
Income tax benefit (expense)	93	300	(91)	(3)	(315)	—	(16)

Net income (loss)	$205	$126	$149	$5	$(405)	$125	$205

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$102	$293	$—	$—	$474	$—	$869
Short-term investments	32	92	—	—	116	—	240
Accounts receivable—net	19	10	—	2	1,466	—	1,497
Accounts receivable—affiliates	271	402	60	2	25	(760)	—
Current tax receivable	—	22	5	1	—	(28)	—
Notes receivable—affiliates	—	1,684	9,735	99	—	(11,518)	—
Deferred income taxes	—	—	6	—	173	(56)	123
Prepaid expenses and other	—	27	—	6	341	(16)	358

Total current assets	424	2,530	9,806	110	2,595	(12,378)	3,087
Property, plant and equipment—net	—	8	—	—	14,068	—	14,076
Capitalized software—net	—	—	—	—	817	—	817
Investments in subsidiaries	1,093	(7,217)	—	—	—	6,124	—
Deferred income taxes	—	1,506	29	10	—	(1,525)	20
Prepaid pension	1,329	—	—	—	—	—	1,329
Prepaid pension—affiliates	3,173	115	—	—	1,010	(4,298)	—
Other	585	8	11	5	451	—	1,060

Total assets	$6,604	$(3,050)	$9,846	$125	$18,941	$(12,077)	$20,389

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$1,272	$—	$—	$—	$32	$—	$1,304
Current borrowings—affiliates	99	—	1,684	—	9,735	(11,518)	—
Accounts payable	4	50	—	3	861	—	918
Accounts payable—affiliates	26	21	—	—	186	(233)	—
Accrued expenses and other	350	117	82	—	914	—	1,463
Accrued expenses and other—affiliates	—	60	9	—	458	(527)	—
Current taxes payable	6	—	—	—	77	(28)	55
Deferred income taxes	6	50	—	—	—	(56)	—
Deferred revenue and advance billings	—	—	—	16	610	(16)	610

Total current liabilities	1,763	298	1,775	19	12,873	(12,378)	4,350
Long-term borrowings—net	2,340	—	2,916	—	7,951	—	13,207
Post-retirement and other post-employment benefit obligations	2,346	—	—	—	—	—	2,346
Deferred income taxes	37	—	2	—	1,486	(1,525)	—
Deferred revenue	—	—	—	—	509	—	509
Other	550	139	—	79	765	—	1,533
Other long-term liabilities primarily related to post-retirement and other post-employment benefits—affiliates	1,124	600	—	—	2,574	(4,298)	—

Total liabilities	8,160	1,037	4,693	98	26,158	(18,201)	21,945
Stockholders’ (deficit) equity	(1,556)	(4,087)	5,153	27	(7,217)	6,124	(1,556)

Total liabilities and stockholders’ equity (deficit)	$6,604	$(3,050)	$9,846	$125	$18,941	$(12,077)	$20,389

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$900	$—	$—	$341	$—	$1,241
Short-term investments	—	193	—	—	55	—	248
Accounts receivable—net	17	14	—	2	1,567	—	1,600
Accounts receivable—affiliates	232	437	62	18	35	(784)	—
Current tax receivable	—	22	7	—	—	(29)	—
Notes receivable—affiliates	—	457	9,746	93	—	(10,296)	—
Deferred income taxes	—	6	6	—	181	(6)	187
Prepaid expenses and other	—	58	—	9	345	(34)	378

Total current assets	249	2,087	9,821	122	2,524	(11,149)	3,654
Property, plant and equipment—net	—	9	—	—	14,570	—	14,579
Capitalized software—net	—	—	—	—	818	—	818
Investments in subsidiaries	1,743	(7,361)	—	—	—	5,618	—
Deferred income taxes	—	1,512	33	10	—	(1,555)	—
Prepaid pension	1,311	—	—	—	—	—	1,311
Prepaid pension—affiliates	3,245	117	—	—	1,019	(4,381)	—
Other	416	10	12	6	433	—	877

Total assets	$6,964	$(3,626)	$9,866	$138	$19,364	$(11,467)	$21,239

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$1,272	$—	$—	$—	$414	$—	$1,686
Current borrowings—affiliates	146	—	457	—	9,693	(10,296)	—
Accounts payable	—	53	—	3	941	—	997
Accounts payable—affiliates	28	40	—	—	228	(296)	—
Accrued expenses and other	505	186	80	—	1,032	—	1,803
Accrued expenses and other—affiliates	—	24	3	—	461	(488)	—
Current taxes payable	8	—	—	—	74	(29)	53
Deferred income taxes	6	—	—	—	—	(6)	—
Deferred revenue and advance billings	—	—	—	34	621	(34)	621

Total current liabilities	1,965	303	540	37	13,464	(11,149)	5,160
Long-term borrowings—net	2,586	—	2,916	—	7,704	—	13,206
Post-retirement and other post-employment benefit obligations	2,366	—	—	—	—	—	2,366
Deferred income taxes	41	—	2	—	1,673	(1,555)	161
Deferred revenue	—	—	—	—	506	—	506
Other	315	142	—	75	753	—	1,285
Other long-term liabilities primarily related to post-retirement and other post-employment benefits—affiliates	1,136	620	—	—	2,625	(4,381)	—

Total liabilities	8,409	1,065	3,458	112	26,725	(17,085)	22,684
Stockholders’ (deficit) equity	(1,445)	(4,691)	6,408	26	(7,361)	5,618	(1,445)

Total liabilities and stockholders’ equity (deficit)	$6,964	$(3,626)	$9,866	$138	$19,364	$(11,467)	$21,239

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(344)	$709	$152	$6	$845	$5	$1,373
Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	(1)	—	—	(743)	—	(744)
Proceeds from sale of investment securities	—	31	—	—	—	—	31
Purchases of investment securities	—	(24)	—	—	—	—	(24)
Net (purchases of) proceeds from investments managed by QSC	(32)	94	—	—	(62)	—	—
Cash infusion to subsidiaries	—	(1,390)	—	—	—	1,390	—
Net (increase) decrease in short-term affiliate loans	—	(1,227)	11	(6)	—	1,222	—
Dividends received from subsidiaries	1,390	1,200	—	—	—	(2,590)	—
Other	—	—	—	—	9	—	9

Cash provided by (used for) investing activities	1,358	(1,317)	11	(6)	(796)	22	(728)

Financing activities:
Proceeds from long-term borrowings	—	—	—	—	500	—	500
Repayments of long-term borrowings, including current maturities	(250)	—	—	—	(650)	—	(900)
Net (repayments of) proceeds from short-term affiliate borrowings	(47)	—	1,227	—	42	(1,222)	—
Proceeds from issuances of common stock	66	—	—	—	—	—	66
Repurchases of common stock	(681)	—	—	—	—	—	(681)
Equity infusion from parent	—	—	—	—	1,390	(1,390)	—
Dividends paid to parent	—	—	(1,390)	—	(1,200)	2,590	—
Other	—	1	—	—	2	(5)	(2)

Cash (used for) provided by financing activities	(912)	1	(163)	—	84	(27)	(1,017)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	102	(607)	—	—	133	—	(372)
Beginning balance	—	900	—	—	341	—	1,241

Ending balance	$102	$293	$—	$—	$474	$—	$869

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(189)	$836	$142	$12	$360	$16	$1,177
Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	(3)	—	—	(829)	—	(832)
Proceeds from sales of property and equipment	—	—	—	—	47	—	47
Proceeds from sales of investment securities	—	42	—	—	—	—	42
Purchases of investment securities	—	(146)	—	—	—	—	(146)
Net proceeds from (purchases of) investments managed by QSC	9	(5)	—	—	(4)	—	—
Net (increase) decrease in short-term affiliate loans	—	(1,188)	(1,330)	(12)	—	2,530	—
Dividends received from subsidiaries	—	916	—	—	—	(916)	—

Cash provided by (used for) investing activities	9	(384)	(1,330)	(12)	(786)	1,614	(889)

Financing activities:
Repayments of long-term borrowings, including current maturities	(33)	—	—	—	(14)	—	(47)
Net proceeds from short-term affiliate borrowings	28	—	1,188	—	1,314	(2,530)	—
Proceeds from issuances of common and treasury stock	102	—	—	—	—	—	102
Dividends paid to parent	—	—	—	—	(916)	916	—
Other	16	—	—	—	—	(16)	—

Cash provided by (used for) financing activities	113	—	1,188	—	384	(1,630)	55

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(67)	452	—	—	(42)	—	343
Beginning balance	67	563	—	—	216	—	846

Ending balance	$—	$1,015	$—	$—	$174	$—	$1,189

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services currently represents 36% of our total revenue and continues to grow. At the same time, our customers continue to shift away from traditional data, Internet and video products to more advanced technologies. Our results reflect our continued focus on these more-advanced, high-growth products including broadband services, private line, MPLS-based services sold as iQ Networking™, VoIP and video. The revenue increases from these high-growth products have outpaced declines in revenue from traditional data, Internet and video services including ATM, frame relay, DIA, VPN and Internet dial-up access.

We continue to focus our efforts on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate from dial-up connections to higher speed connections. We reached 2.4 million subscribers as of June 30, 2007 compared to 1.8 million as of the same date in 2006. We expect growth in broadband subscribers to continue, even though we expect to face continuing competition for these subscribers. In addition, we believe the ability to continually increase connection speeds is competitively important. As such, we continue to invest in increasing our available connection speeds in order to meet customer demand.

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

•

Product bundling. We believe customers value the convenience and price discounts associated with receiving multiple services from a single provider. Accordingly, we promote product bundles through our marketing and advertising efforts. Product bundles represent combinations of products and services, such as local and long-distance (marketed as “digital voice”), broadband, video and wireless for our mass markets customers. As a result of these offerings, our sales of bundled products have increased. While bundle discounts have resulted in lower average revenue for our individual products, we believe product bundles positively impact customer retention and revenue per customer.

•

Variable expenses. Expenses associated with products and services such as wireless, long-distance and certain data, Internet and video services tend to be more variable in nature than expenses associated with our traditional telecommunications services such as local voice. As our revenue mix shifts away from traditional telecommunications services, our expense structure becomes more variable in nature. We expect this shift, combined with regulatory and market pricing forces, will continue to partially offset other cost saving initiatives.

•

Facility costs. Facility costs are third-party telecommunications expenses we incur by using other carriers’ networks to provide services to our customers. Facility costs do not always change proportionally with revenue fluctuations. However, we continue to reduce costs in this area through our ongoing initiatives to optimize the cost structure associated with our usage of other carriers’ services.

•

Operational efficiencies. We continue to evaluate our operating structure and focus. In some cases, this involves adjusting our workforce in response to changes in the telecommunications industry, regulatory changes and productivity improvements. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

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

•

Data, Internet and video services. Data, Internet and video services represent our fastest growing source of revenue. We offer data and Internet services to our mass markets, business and wholesale customers. We also offer broadband services and video services, including cable-based video and resold satellite digital television, to our mass markets customers.

We offer our suite of growth products and services (such as data integration, private line, iQ Networking™, web hosting and VoIP) and traditional products and services (such as ATM, frame relay, DIA, VPN, ISDN and Internet dial-up access) primarily to our business and wholesale customers. We also include some traditional voice grade services with these services if they are bundled together in an end-to-end solution for the customer.

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

The following table summarizes our results of operations for the three and six months ended June 30, 2007 and 2006 and the number of employees as of June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions except per share amounts)
Operating revenue	$3,463	$3,472	$(9)	—%	$6,909	$6,948	$(39)	(1)%
Operating expenses	2,929	3,056	(127)	(4)%	5,856	6,178	(322)	(5)%
Other expense—net	288	281	7	2%	565	549	16	3%

Income before income taxes	246	135	111	82%	488	221	267	121%
Income tax expense	—	18	(18)	nm	2	16	(14)	(88)%

Net income	$246	$117	$129	110%	$486	$205	$281	137%

Earnings per share:
Basic	$0.13	$0.06	$0.07	117%	$0.26	$0.11	$0.15	136%
Diluted	$0.13	$0.06	$0.07	117%	$0.25	$0.11	$0.14	127%
Employees (as of June 30)					37,585	39,315	(1,730)	(4)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Revenue

The following table compares our operating revenue by segment, including the detail by customer channels within our wireline services segment, for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Mass markets	$947	$1,017	$(70)	(7)%	$1,899	$2,046	$(147)	(7)%
Business	289	309	(20)	(6)%	572	623	(51)	(8)%
Wholesale	156	175	(19)	(11)%	315	352	(37)	(11)%

Total local voice services	1,392	1,501	(109)	(7)%	2,786	3,021	(235)	(8)%

Long-distance services:
Mass markets	166	161	5	3%	329	316	13	4%
Business	133	139	(6)	(4)%	270	283	(13)	(5)%
Wholesale	237	262	(25)	(10)%	487	522	(35)	(7)%

Total long-distance services	536	562	(26)	(5)%	1,086	1,121	(35)	(3)%

Access services	139	133	6	5%	273	279	(6)	(2)%

Total voice services	2,067	2,196	(129)	(6)%	4,145	4,421	(276)	(6)%

Data, Internet and video services:
Mass markets	291	206	85	41%	569	397	172	43%
Business	586	581	5	1%	1,165	1,164	1	—%
Wholesale	370	337	33	10%	733	665	68	10%

Total data, Internet and video services	1,247	1,124	123	11%	2,467	2,226	241	11%

Total wireline services revenue	3,314	3,320	(6)	—%	6,612	6,647	(35)	(1)%
Wireless services revenue	139	142	(3)	(2)%	278	281	(3)	(1)%
Other services revenue	10	10	—	—%	19	20	(1)	(5)%

Total operating revenue	$3,463	$3,472	$(9)	—%	$6,909	$6,948	$(39)	(1)%

Wireline Services Revenue

Voice Services

Local voice services. Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Additionally, lower Universal Service Fund, or USF, revenue caused combined mass markets and business local voice services revenue to decline by $10 million and $33 million for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006. The decrease in USF revenue (and corresponding decrease in USF charges) was primarily due to the elimination of the USF assessment on certain products in late 2006. Wholesale local services revenue continued to be affected by a declining demand for UNEs.

The following table summarizes our access lines by customer channel as of June 30, 2007 and 2006:

	As of June 30,
	2007	2006	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	9,070	9,739	(669)	(7)%
Business	2,817	2,920	(103)	(4)%
Wholesale	1,385	1,624	(239)	(15)%

Total access lines	13,272	14,283	(1,011)	(7)%

Long-distance services. The decrease in business long-distance services revenue was primarily due to decreased rates, partially offset by increased volumes. In addition, wholesale long-distance revenue decreased primarily as a result of declining volumes due in part to industry consolidation, partially offset by increased rates. These decreases in our business and wholesale channels were partially offset by an increase in mass markets long-distance services revenue as more customers subscribed to our fixed fee based offerings, which are included in certain product bundles.

Access services. Access services revenue increased for the three months ended June 30, 2007 compared to the same period of 2006 primarily due to net favorable settlements of customer billing disputes, partially offset by decreased volumes. Access services revenue decreased for the six months ended June 30, 2007 compared to the same period of 2006 primarily due to an 8% decline in volumes and, to a lesser extent, a decline in rates, partially offset by net favorable settlements. The decline in access services volumes was due to a decline in long-distance usage as well as mass markets and business access line losses.

Data, Internet and Video Services

The increase in data, Internet and video services revenue in our mass markets channel was primarily due to an increase in broadband subscribers of approximately 34% as of June 30, 2007 compared to June 30, 2006 and, to a lesser extent, increases in satellite video subscribers. The growth in broadband services revenue resulted from continued increased penetration as customers migrated from dial-up connections and from customers upgrading to higher speed plans.

Data and Internet services revenue in our business channel remained essentially flat. Growth in our private line and iQ Networking™ was offset by a decline in traditional data services including frame relay, DIA, VPN and Internet dial-up access. Internet dial-up access services declined as we de-emphasized these services due to advances in technology and the continuing margin decline on these services.

The increase in data and Internet services revenue in our wholesale channel was primarily due to growth in our long-distance VoIP and private line services. Our long-distance VoIP revenue increased as customers migrated to an integrated data technology, which allows them to maintain a single network. Additionally, our private line revenue increased primarily due to volume growth.

Wireless Services Revenue

Wireless services revenue decreased primarily due to lower handset revenue resulting from fewer handsets sold.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales:
Facility costs	$558	$608	$(50)	(8)%	$1,140	$1,224	$(84)	(7)%
Network expenses	65	62	3	5%	117	114	3	3%
Employee-related costs	366	388	(22)	(6)%	745	784	(39)	(5)%
Other non-employee related costs	321	336	(15)	(4)%	625	690	(65)	(9)%

Total cost of sales	1,310	1,394	(84)	(6)%	2,627	2,812	(185)	(7)%

Selling, general and administrative:
Property and other taxes	99	72	27	38%	189	160	29	18%
Bad debt	37	27	10	37%	80	71	9	13%
Restructuring, realignment and severance	8	(2)	10	nm	3	20	(17)	(85)%
Employee-related costs	390	405	(15)	(4)%	784	806	(22)	(3)%
Other non-employee related costs	470	467	3	1%	946	925	21	2%

Total selling, general and administrative	1,004	969	35	4%	2,002	1,982	20	1%

Depreciation and amortization	615	693	(78)	(11)%	1,227	1,384	(157)	(11)%

Total operating expenses	$2,929	$3,056	$(127)	(4)%	$5,856	$6,178	$(322)	(5)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales includes costs incurred in the process of providing products and services to our customers. This includes employee-related costs (such as salaries, wages and benefits directly attributable to providing products or services), network expenses, facility costs and other non-employee related costs (such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services and the cost of data integration and wireless handsets).

Cost of sales as a percentage of revenue decreased to 38% from 40% for each of the three and six months ended June 30, 2007 compared to the same periods of 2006.

Our facility costs decreased primarily due to lower volumes related to a decrease in wholesale long-distance services, lower costs associated with the de-emphasis of our Internet dial-up services business and ongoing initiatives to optimize the cost structure associated with our usage of other carriers’ services. These decreases were partially offset by higher rates.

Employee-related costs decreased due to employee reductions and lower employee benefit costs primarily as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. These decreases were partially offset by additional maintenance work.

Other non-employee related costs decreased primarily due to lower USF charges largely related to the elimination of the USF assessment on certain products and decreased wireless equipment costs due to fewer handsets sold. In addition, lower fees associated with providing Internet content and related services contributed to the decrease.

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

SG&A expenses as a percentage of revenue increased to 29% from 28% for the three months ended June 30, 2007 compared to the same period of 2006 and remained flat at 29% for the six months ended June 30, 2007 and 2006.

Property and other taxes increased for the three and six months ended June 30, 2007 compared to the same periods of 2006 primarily due to a one-time $21 million reduction in our estimated sales tax obligations in the second quarter of 2006. Absent this one-time reduction in 2006, we would expect property and other taxes to increase in 2007 due to changes in our assessed values of property.

Bad debt expense increased primarily due to a reduction of our reserve balance in the second quarter of 2006. The reduction to the reserve balance reflected improvements in collections and aging of customer accounts over several months prior to June 30, 2006. Absent this reserve adjustment in the second quarter of 2006, bad debt expense would have been relatively flat for both the three and six month periods of 2007 compared to the same periods of 2006.

The changes in restructuring, realignment and severance expenses were primarily due to the following items:

•	a credit in the first quarter of 2007 resulting from greater success in subleasing real estate than we anticipated when we ceased using the facilities;

•	a credit in the second quarter of 2006 related to a favorable early termination of a real estate lease;

•	a charge in the first quarter of 2006 associated with the retirement of leasehold improvements; and

•	a decrease in severance for the six months ended June 30, 2007.

Employee-related costs decreased due to employee reductions and lower employee benefit costs primarily as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. These decreases were partially offset by higher commission costs primarily related to an increased sales force and changes in commission structure.

Other non-employee related costs increased for the six months ended June 30, 2007 compared to the same period of 2006 primarily due to a $40 million charge in the first quarter of 2007 for securities litigation compared to a $15 million charge in the second quarter of 2006 for a regulatory matter.

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

We recorded combined expense of $9 million and $20 million for the three and six months ended June 30, 2007, respectively, compared to $55 million and $108 million for the three and six months ended June 30, 2006, respectively. The expense decreased primarily as a result of benefit plan changes and net reduced costs associated with the recognition of actuarial losses from prior years. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement healthcare benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The amortization of actuarial losses for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

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

Wireline Services Segment Expenses

The following table provides detail regarding our wireline services segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireline services expenses:
Facility costs	$482	$534	$(52)	(10)%	$989	$1,079	$(90)	(8)%
Network expenses	64	61	3	5%	115	113	2	2%
Bad debt	28	15	13	87%	58	43	15	35%
Restructuring, realignment and severance	4	1	3	nm	5	3	2	67%
Employee-related costs	600	577	23	4%	1,211	1,173	38	3%
Other non-employee related costs	363	372	(9)	(2)%	716	755	(39)	(5)%

Total wireline services expenses	$1,541	$1,560	$(19)	(1)%	$3,094	$3,166	$(72)	(2)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Facility costs decreased due to lower volumes related to a decrease in wholesale long-distance services, lower costs associated with the de-emphasis of our Internet dial-up services business and ongoing initiatives to optimize the cost structure associated with our usage of other carriers’ services. These decreases were partially offset by higher rates.

Bad debt expense increased primarily due to a reduction of our reserve balance in the second quarter of 2006. The reduction to the reserve balance reflected improvements in collections and aging of customer accounts over several months prior to June 30, 2006. Absent this reserve adjustment in the second quarter of 2006, bad debt expense would have been relatively flat for both the three and six month periods of 2007 compared to the same periods of 2006.

Employee-related costs increased due to additional maintenance work and higher commission costs primarily related to an increased sales force and changes in commission structure, partially offset by employee reductions.

Other non-employee related costs decreased primarily due to lower USF charges largely related to the elimination of the USF assessment on certain products in late 2006.

Wireless Services Segment Expenses

The following table provides detail regarding our wireless services segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireless services expenses:
Facility costs	$76	$74	$2	3%	$151	$145	$6	4%
Wireless equipment costs	25	26	(1)	(4)%	50	56	(6)	(11)%
Bad debt	9	12	(3)	(25)%	22	24	(2)	(8)%
Employee-related costs	12	12	—	—%	26	24	2	8%
Other non-employee related costs	14	12	2	17%	26	29	(3)	(10)%

Total wireless services expenses	$136	$136	$—	—%	$275	$278	$(3)	(1)%

Facility costs increased due to increased subscriber usage of higher-cost data services.

Wireless equipment costs decreased slightly for the three months ended June 30, 2007 compared to 2006 due to fewer handsets sold, partially offset by higher average cost per handset as we introduced new, higher-cost units in the quarter. Wireless equipment costs decreased for the six months ended June 30, 2007 compared to 2006 due to fewer handsets sold and lower average cost per handset for the six month period.

Bad debt expense decreased due to improved collections resulting from changes in wireless credit policies.

Other non-employee related costs increased for the three months ended June 30, 2007 compared to the same period of 2006 primarily due to increased professional services related to customer payment processing and marketing and advertising expenses. Other non-employee related costs decreased for the six months ended June 30, 2007 compared to the same period of 2006 primarily due to decreased professional services in our wireless repair centers that were outsourced in 2006, but were provided by employees in 2007.

Other Services Segment Expenses

The following table provides detail regarding our other services segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other services expenses:
Property and other taxes	$98	$72	$26	36%	$188	$160	$28	18%
Real estate costs	109	105	4	4%	218	215	3	1%
Restructuring, realignment and severance	2	(3)	5	nm	(4)	17	(21)	nm
Employee-related costs	144	204	(60)	(29)%	292	393	(101)	(26)%
Other non-employee related costs	284	289	(5)	(2)%	566	565	1	—%

Total other services expenses	$637	$667	$(30)	(4)%	$1,260	$1,350	$(90)	(7)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Property and other taxes increased for the three and six months ended June 30, 2007 compared to the same periods of 2006 primarily due to a one-time $21 million reduction in our estimated sales tax obligations in the second quarter of 2006. Absent this one-time reduction in 2006, we would expect property and other taxes to increase in 2007 due to changes in our assessed values of property.

The changes in restructuring, realignment and severance expenses were primarily due to the following items:

•	a credit in the first quarter of 2007 resulting from greater success in subleasing real estate than we anticipated when we ceased using the facilities;

•	a credit in the second quarter of 2006 related to a favorable early termination of a real estate lease;

•	a charge in the first quarter of 2006 associated with the retirement of leasehold improvements; and

•	a decrease in severance for the six months ended June 30, 2007.

Employee-related costs decreased due to lower employee benefit costs primarily as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years.

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

Amortization expense decreased due to the change in our estimate of average economic lives in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been $30 million and $60 million higher for the three and six months ended June 30, 2007, respectively, had we not changed our estimates of the average economic lives to better reflect the expected future use of the software.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$274	$298	$(24)	(8)%	$556	$594	$(38)	(6)%
Loss (gain) on early retirement of debt—net	22	(5)	27	nm	22	(5)	27	nm
Other—net	(8)	(12)	4	(33)%	(13)	(40)	27	(68)%

Total other expense (income)—net	$288	$281	$7	2%	$565	$549	$16	3%

Income tax expense	$—	$18	$(18)	nm	$2	$16	$(14)	(88)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net decreased due to lower total borrowings, resulting from the repayment of $485 million of notes that matured in the third quarter of 2006.

In the second quarter of 2007, we recorded a $22 million loss on early retirement of debt. In the second quarter of 2006, our debt-for-equity exchanges resulted in a gain of $6 million, which was partially offset by losses on the retirement of certain other debt.

Other—net includes, among other things, interest income and other interest expense (such as interest on income taxes). The increase in other—net for the six months ended June 30, 2007 compared to the same period of 2006 was primarily due to the recognition of a gain on a customer’s abandonment of an indefeasible right of use and other non-recurring items in the first quarter of 2006.

Income Tax Expense

Prior to 2006, we had a history of losses and we recognized a valuation allowance for our net deferred tax assets. We continue to monitor our cumulative net loss position and other evidence each quarter to determine the appropriateness of our valuation allowance. If we continue to generate income before income taxes in future periods, our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change in the near term and we could record a substantial gain in our consolidated statement of operations when that occurs.

We increased our uncertain tax position liability for certain federal and state income tax issues by $1 million in the first quarter of 2007 and $16 million in the second quarter of 2006.

We have a tentative settlement with the IRS related to audits for the tax years 1998 through 2001. This settlement is subject to final calculation of our liability, our acceptance of the calculation and formal approval of the settlement by the IRS and the Joint Committee on Taxation of the U.S. Congress. If the settlement is effected in accordance with our expectations, we believe that it is reasonably possible that we could recognize up to $138 million of tax and interest benefits (including up to a $98 million increase in net income) and our total unrecognized tax benefits may decrease by approximately $221 million by December 31, 2007.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.263 billion and $1.506 billion as of June 30, 2007 and December 31, 2006, respectively. Our working capital deficit decreased $243 million primarily due to earnings before depreciation and amortization and proceeds from the issuance of long-term debt, partially offset by capital expenditures, repurchases of our common stock and the early retirement of debt.

We expect our 2007 capital expenditures to approximate our 2006 level, with the majority being used in our wireline services segment.

The $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”) was classified as a current obligation because specified, market-based conversion provisions were met as of June 30, 2007 and December 31, 2006. As such, the holders of these notes have the right to convert the notes and receive from us (i) cash for the principal value of notes and (ii) shares of our common stock in accordance with the terms of the notes. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a specified period. As a result, these notes are classified as a current obligation. These notes are registered securities and are freely tradable. As of June 30, 2007, the notes had a market price of $1,755 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,643. Therefore, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value.

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

To the extent that our EBITDA (earnings before interest, taxes, depreciation and amortization as defined in our debt covenants) is reduced by cash judgments, settlements and/or tax payments, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our line of credit and potential restrictions on incurring additional debt under certain provisions of our debt agreements.

We have $850 million available to us under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. The Credit Facility is guaranteed by our wholly owned subsidiary, Qwest Services Corporation, and is secured by a senior lien on the stock of its wholly owned subsidiary, Qwest Corporation (“QC”).

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

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. It is our intention to fully achieve this plan over this period, while reviewing, on a regular basis, opportunities to enhance shareholder returns. For the three and six months ended June 30, 2007, we repurchased 31 million and 80 million shares, respectively, of our common stock under this program at a weighted average price per share of $9.35 and $8.70, respectively. As of June 30, 2007, we had repurchased a total of $905 million of common stock under this program; thus $1.095 billion remained available for stock repurchases.

We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will attempt to improve our capital structure by accessing debt or other markets in a manner designed to create positive economic value.

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

The Credit Facility makes available to us $850 million of additional credit subject to certain restrictions as described below and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

•	we fail to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

•	any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

•	judicial proceedings are commenced to foreclose on any of our assets that secure indebtedness in an aggregate principal amount greater than $100 million.

Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

The following table summarizes cash flow activities for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,373	$1,177	$196	17%
Used for investing activities	728	889	(161)	(18)%
(Used for) provided by financing activities	(1,017)	55	(1,072)	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Activities

Cash provided by operating activities increased primarily due to: payments on unconditional purchase obligations in 2006; improved cash collections; and lower payments for interest, marketing and advertising, and employee-related costs resulting from fewer employees. These cash flow improvements were partially offset by $200 million of payments related to the settlement of the consolidated securities action in the first quarter of 2007 compared to $100 million in payments related to this settlement in the first quarter of 2006.

Investing Activities

Cash used for investing activities decreased primarily due to lower capital expenditures resulting from a change in the timing of spending initiatives. However, as discussed above under the heading “Near-Term View,” we expect our 2007 capital expenditures to approximate our 2006 level. In addition, we purchased fewer investment securities in 2007.

Financing Activities

During the second quarter of 2007, we took the following measures to improve our capital structure:

•

On May 16, 2007, QC issued $500 million aggregate principal amount of notes that bear interest at 6.5% per year and are due in 2017. The net proceeds of approximately $493 million from the issuance have been or will be used for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunications assets;

•	On June 4, 2007, QC redeemed $250 million aggregate principal amount of its 8 7 /8% Debentures due June 1, 2031;

•	On June 4, 2007, we redeemed $250 million aggregate principal amount of QCII’s Floating Rate Senior Notes due 2009;

•	On June 7, 2007, QC redeemed $70 million aggregate principal amount of its 6.0% Notes due 2007; and

•	On June 15, 2007, our wholly owned subsidiary, Qwest Communications Corporation, repaid at maturity $314 million aggregate principal amount of its 7.25% Senior Notes due 2007.

For the six months ended June 30, 2007, we paid approximately $700 million for purchases of our common stock under our stock repurchase program.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $130 million. As of June 30, 2007, we had outstanding letters of credit of approximately $106 million.

Credit Ratings

The table below summarizes our long-term debt ratings as of June 30, 2007:

	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	Ba2	BB	NR
Qwest Corporation	Ba1	BBB-	BBB-
Qwest Capital Funding, Inc.	B1	B+	BB
Qwest Communications International Inc.*	Ba3/B1	B+	BB+/BB

NR = Not rated.

* = QCII notes have various ratings.

On June 7, 2007, S&P raised its rating for QC from BB+ to BBB-, reflecting the only change in the credit ratings above since December 31, 2006.

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

Approximately $1.25 billion and $1.5 billion of floating-rate debt was exposed to changes in interest rates as of June 30, 2007 and December 31, 2006, respectively. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the six months ended June 30, 2007.

Our 3.50% Convertible Senior Notes were classified as current as of June 30, 2007 and December 31, 2006 because specified, market-based conversion provisions were met as of those dates. As such, the holders of these notes have the right to convert the notes and receive from us (i) cash for the principal value of notes and (ii) shares of our common stock in accordance with the terms of the notes. Although holders of these notes have the right to convert in the near term, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. In the unlikely event that holders of a substantial amount of these notes did elect to convert, we might choose to borrow additional amounts, which would expose us to changes in interest rates. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the convertible notes would not have a material effect on our earnings.

As of June 30, 2007, we had $749 million invested in highly liquid instruments and $240 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2007, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2006 (our “2006 Form 10-K”).

Critical Accounting Policies and Estimates

In our 2006 Form 10-K, we identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.

In adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007, we changed our methodology for estimating our potential liability for income tax positions for which we are uncertain regardless of whether taxing authorities will challenge our interpretation of the income tax laws. Previously, we recorded a liability computed at the statutory income tax rate if we determined that (i) we did not believe that we are more likely than not to prevail on an uncertainty related to the timing of recognition for an item, or (ii) we did not believe that it is probable that we will prevail and the uncertainty is not related to the timing of recognition. However, under FIN 48 we do not recognize any benefit in our financial statements for any uncertain income tax position if we believe the position in the aggregate has less than a 50% likelihood of being sustained. If we believe that there is greater than 50% likelihood that the position will be sustained, we recognize a benefit in our financial statements equal to the largest amount that we believe is more likely than not to be sustained upon audit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

Department of Justice Investigation

On July 9, 2002, we were informed by the U.S. Attorney’s Office for the District of Colorado of a criminal investigation of our business. We believe the U.S. Attorney’s Office has investigated various matters that include transactions related to the various adjustments and restatements described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, transactions between us and certain of our vendors and certain investments in the securities of those vendors by individuals associated with us, and certain prior disclosures made by us. We believe that the U.S. Attorney's Office's investigation of us is complete.

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

From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices or be involved in similar lawsuits in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into royalty or licensing agreements on less favorable terms than we could otherwise obtain or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the material matters pending against us, which include the remaining securities actions and the KPNQwest litigation, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt and equity securities and on our ability to access the capital markets.

As described in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the remaining securities actions and the KPNQwest litigation present material and significant risks to us. In the aggregate, the plaintiffs in the remaining securities actions and the KPNQwest litigation, as well as persons who, at their request, were excluded from the settlement class in the consolidated securities action, seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other actions. Further, the size, scope and nature of the restatements of our consolidated financial statements for 2001 and 2000, which are described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002, affect the risks presented by many of these matters as they involve, among other things, our prior accounting practices and related disclosures. Plaintiffs in certain of the remaining securities actions have alleged our restatement of items in support of their claims. We continue to defend against the remaining securities actions and the KPNQwest litigation vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

Civil actions against our former officers and employees could reduce investor confidence and cause the trading price of our securities to decline.

As a result of our past accounting issues, investor confidence in us has suffered and could suffer further. Although we have consummated a settlement with the SEC concerning its investigation of us, in March 2005, the SEC filed suit against our former chief executive officer, Joseph Nacchio, and other former officers and employees. Further, in December 2005, a criminal indictment was filed against Mr. Nacchio charging him with 42 counts of insider trading.

A trial took place in March and April 2007 in connection with the criminal insider trading charges against Mr. Nacchio. Mr. Nacchio was convicted on 19 of 42 counts. In July 2007, Mr. Nacchio was sentenced to six years’ incarceration, fined $19 million and ordered to forfeit $52 million. A trial could also take place in the pending SEC lawsuit against Mr. Nacchio and others. Evidence introduced at such trial and in other matters may result in further scrutiny of us. The existence of this heightened scrutiny could adversely affect investor confidence and cause the trading price of our securities to decline.

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

We continue to carry significant debt. As of June 30, 2007, our consolidated debt was approximately $14.5 billion. Approximately $2.1 billion of our debt obligations comes due over the next three years. In addition, holders of the $1.265 billion of our 3.50% Convertible Senior Notes may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. Cash used by us in connection with any purchases of our common stock would not be available for other purposes, including the repayment of debt.

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

Our $850 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities actions discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our 2006 Form 10-K and under the heading “Critical Accounting Policies and Estimates” in Item 2 of Part I of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. See Note 8—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report for examples of legal proceedings involving some of these adverse positions. In June 2006, we received notices of proposed adjustments on several significant issues for the 2002-2003 audit cycle, including a proposed adjustment disallowing a loss we recognized relating to the sale of our DEX directory publishing business. There is no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

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

•	general conditions in the telecommunications industry.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the second quarter of 2007:

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
April 2007	14,384,310	$8.92	14,383,100	$1,256,356,756
May 2007	5,872,112	$9.87	5,872,112	$1,198,401,966
June 2007	10,757,044	$9.64	10,753,617	$1,094,751,609

Total	31,013,466		31,008,829

(1)	In April and June 2007, amounts include 1,210 shares and 3,427 shares of common stock, respectively, delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. As of June 30, 2007, we had repurchased a total of $905 million of common stock under this program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholders on May 23, 2007. At the meeting, stockholders present in person or by proxy voted on the following matters.

1.	The election of 12 directors to our Board of Directors to hold office until the annual meeting of stockholders in 2008 and until their successors are elected and qualified

	Votes For	Votes Against	Votes Abstained
Linda G. Alvarado	1,614,730,797	51,669,313	15,473,383
Charles L. Biggs	1,637,533,193	28,034,222	16,307,078
K. Dane Brooksher	1,629,778,492	35,531,446	16,564,556
Peter S. Hellman	1,622,756,670	42,772,837	16,344,987
R. David Hoover	1,480,597,820	184,571,979	16,704,694
Patrick J. Martin	1,649,045,505	16,356,146	16,472,639
Caroline Matthews	1,649,093,510	16,715,378	16,065,605
Wayne W. Murdy	1,641,102,590	24,173,566	16,598,337
Richard C. Notebaert	1,642,149,978	26,480,382	13,244,132
Frank P. Popoff	1,638,628,464	27,020,207	16,225,677
James A. Unruh	1,630,527,814	42,523,726	8,822,952
Anthony Welters	1,644,559,393	20,760,256	16,554,667

2.	Ratification of the appointment of KPMG LLP as our independent auditor for 2007

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,642,327,908	27,729,643	11,816,941	N/A

3.	Approval of our amended and restated Equity Incentive Plan

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,010,118,584	494,412,970	14,731,863	162,611,077

4.	A stockholder proposal requesting that our Board of Directors establish a policy whereby at least 75% of future equity compensation awarded to senior executives be performance-based and the related performance metrics be disclosed to stockholders

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
261,928,051	1,238,010,638	19,323,271	162,612,534

5.	A stockholder proposal requesting that our Board of Directors establish a policy that stockholders have the opportunity at each annual meeting to vote on an advisory resolution proposed by management to ratify certain compensation of our named executive officers

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
298,051,563	1,010,982,979	210,226,502	162,613,450

6.	A stockholder proposal requesting that we seek stockholder approval of certain benefits for senior executives under our non-qualified pension plan or any supplemental executive retirement plan

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
480,513,833	1,027,169,374	11,580,032	162,611,255

7.	A stockholder proposal requesting that our Board of Directors establish a policy of separating the roles of Chairman and Chief Executive Officer whenever possible

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
265,598,407	1,239,781,383	13,884,125	162,610,579

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

(4.6)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.7)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

Exhibit Number	Description
(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.9)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.10)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.14)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.15)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.17)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

Exhibit Number	Description
(4.18)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.23)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.24)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.25)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of option and restricted stock agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-15577).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000- 22609).*

Exhibit Number	Description
(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.9)	2007 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).*

(10.10)	Summary Sheet Describing the Compensation Package for Qwest Communications International Inc.’s Non-employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-15577).*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8- K/A, dated June 26, 1998, File No. 001-14087).

(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

(10.14)	Registration Rights Agreement, dated August 8, 2006, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.15)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.16)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.17)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.18)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.19)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

Exhibit Number	Description
(10.20)	Amendment to Amended and Restated Employment Agreement, dated as of February 26, 2007, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 28, 2007, File No. 001-15577).*

(10.21)	Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.22)	Agreement, dated as of February 26, 2007, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 28, 2007, File No. 001-15577).*

(10.23)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.24)	Letter Agreement, dated March 2, 2007, by and between John W. Richardson and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.25)	Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.26)	Agreement, dated as of March 7, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.27)	Aircraft Time Sharing Agreement, dated March 22, 2007, by and between Qwest Business Resources, Inc. and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-15577).

(10.28)	Severance Agreement, dated July 21, 2003, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.29)	Severance Agreement, dated September 8, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.30)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.31)	Severance Agreement, dated April 4, 2005, by and between Qwest Services Corporation and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.32)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

Exhibit Number	Description
(10.33)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.34)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.35)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.36)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.37)	Amendment to Amended and Restated Employment Agreement, dated as of March 23, 2007, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 23, 2007, File No. 001-15577).*

(10.38)	Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.39)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.40)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.41)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.42)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

(10.43)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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

August 1, 2007