Form 10-Q
period 2007-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2007-10-30
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

On October 26, 2007, 1,804,853,402 shares of common stock were outstanding.

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

•

Broadband services (previously referred to as high-speed Internet access). Services used to connect to the Internet and private networks. For Qwest, these services allow our existing telephone lines to operate at higher speeds than dial-up access, thereby giving customers faster connections necessary to access data and video content.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,434	$3,487	$10,343	$10,435
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	1,313	1,382	3,940	4,194
Selling, general and administrative	1,323	1,014	3,325	2,996
Depreciation and amortization	619	691	1,846	2,075

Total operating expenses	3,255	3,087	9,111	9,265

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	272	291	828	885
Other—net	(9)	(42)	—	(87)

Total other expense (income)—net	263	249	828	798

(Loss) income before income taxes	(84)	151	404	372
Income tax benefit	2,149	43	2,147	27

Net income	$2,065	$194	$2,551	$399

Earnings per share:
Basic	$1.14	$0.10	$1.39	$0.21
Diluted	$1.08	$0.09	$1.31	$0.20

Weighted average shares outstanding:
Basic	1,818,683	1,901,372	1,841,474	1,886,127
Diluted	1,916,478	2,004,502	1,942,152	1,962,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,119	$1,241
Short-term investments	—	248
Accounts receivable—net of allowance of $142 and $146, respectively	1,586	1,600
Deferred income taxes	658	187
Prepaid expenses and other	406	378

Total current assets	3,769	3,654
Property, plant and equipment—net	13,849	14,579
Capitalized software—net	824	818
Deferred income taxes	1,696	—
Prepaid pension	1,338	1,311
Other	1,235	877

Total assets	$22,711	$21,239

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT
Current liabilities:
Current portion of long-term borrowings	$1,727	$1,686
Accounts payable	943	997
Accrued expenses and other	1,982	1,856
Deferred revenue and advance billings	603	621

Total current liabilities	5,255	5,160

Long-term borrowings—net of unamortized debt discount of $193 and $209, respectively	12,779	13,206
Post-retirement and other post-employment benefit obligations	2,325	2,366
Deferred revenue	551	506
Other	1,510	1,446

Total liabilities	22,420	22,684

Commitments and contingencies (Note 9)

Stockholders’ equity or deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,819,468 and 1,902,642 shares issued, respectively	18	19
Additional paid-in capital	42,576	43,384
Treasury stock—5,175 and 1,993 shares, respectively (including 62 shares held in rabbi trust at both dates)	(51)	(24)
Accumulated deficit	(43,308)	(45,907)
Accumulated other comprehensive income	1,056	1,083

Total stockholders’ equity (deficit)	291	(1,445)

Total liabilities and stockholders’ equity or deficit	$22,711	$21,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in millions)
Operating activities:
Net income	$2,551	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,846	2,075
Deferred income taxes	(2,177)	(3)
Provision for bad debt—net	124	108
Other non-cash charges—net	64	39
Changes in operating assets and liabilities:
Accounts receivable	(110)	(294)
Prepaid expenses and other current assets	(26)	50
Accounts payable and accrued expenses and other current liabilities	21	(236)
Deferred revenue and advance billings	27	(25)
Other non-current assets and liabilities	(194)	(184)

Cash provided by operating activities	2,126	1,929

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,164)	(1,226)
Proceeds from sale of property and equipment	—	63
Proceeds from sale of investment securities	192	56
Purchases of investment securities	(64)	(173)
Acquisition of OnFiber Communications, Inc.	—	(107)
Other	13	6

Cash used for investing activities	(1,023)	(1,381)

Financing activities:
Proceeds from long-term borrowings	500	600
Repayments of long-term borrowings, including current maturities	(911)	(1,145)
Proceeds from issuances of common stock	96	150
Repurchases of common stock	(925)	—
Other	15	(37)

Cash used for financing activities	(1,225)	(432)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(122)	116
Beginning balance	1,241	846

Ending balance	$1,119	$962

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007

(Unaudited)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

These condensed consolidated interim financial statements are unaudited and are prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We believe that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these statements include all adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2007 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The condensed consolidated results of operations for the three and nine months ended September 30, 2007 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 are not necessarily indicative of the results or cash flows expected for the full year.

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

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for bad debts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We also assess potential losses in relation to threatened or pending legal and tax matters. See Note 9—Commitments and Contingencies.

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

For the Three and Nine Months Ended September 30, 2007

Effective January 1, 2007, our policy for accounting for income taxes changed upon adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 2—Income Taxes for further discussion.

Actual results could differ from our estimates.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and expenses include taxes and surcharges that we recognize on a gross basis of $97 million and $283 million for the three and nine months ended September 30, 2007, respectively, and $99 million and $317 million for the three and nine months ended September 30, 2006, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $32.750 billion and $31.795 billion as of September 30, 2007 and December 31, 2006, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.340 billion and $1.267 billion as of September 30, 2007 and December 31, 2006, respectively. Effective January 1, 2007, as a result of an internal study, we changed our estimates of the average economic lives for capitalized software from between four and five years to between four and seven years. For the three and nine months ended September 30, 2007, amortization expense would have been higher by $30 million ($0.02 per basic and diluted share) and $90 million ($0.05 per basic and diluted share), respectively, had we not changed our estimates of the average economic lives.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, we adopted FIN 48. See Note 2—Income Taxes for additional information.

Recently Issued Accounting Pronouncements

In September 2006 and March 2007, the Emerging Issues Task Force reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and Issue No. 06-10, “Collateral-Assignment Split-Dollar Life Insurance.” These pronouncements are effective for us beginning January 1, 2008 and require us to record a liability for the life insurance benefit to be paid and an asset for the expected amounts to be recovered from the insurance company or the employee’s estate based on the specific terms of certain types of life insurance policies. At this time, we do not expect the adoption of these pronouncements to have a material impact on our financial position or results of operations.

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

For the Three and Nine Months Ended September 30, 2007

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

Note 2: Income Taxes

Valuation Allowance

Prior to 2006, we had a history of losses and, as a result, we recognized a valuation allowance for our net deferred tax assets. A significant portion of our net deferred tax assets relate to tax benefits attributable to U.S. tax net operating loss carryforwards (“NOLs”). During the third quarter of 2007, we reclassified approximately $0.6 billion from our estimated NOLs to another non-current deferred tax asset. Following this reclassification, our estimated NOLs totaled approximately $7.2 billion as of September 30, 2007.

Each quarter we have evaluated the need to retain all or a portion of the valuation allowance on our deferred tax assets. During the three months ended September 30, 2007, we determined that it is more likely than not that we will realize the vast majority of our deferred tax assets, including the NOLs. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in a current period income tax benefit of $2.174 billion and an increase in our current and non-current deferred tax assets on our condensed consolidated balance sheet as of September 30, 2007. Certain deferred tax assets totaling $130 million require future income of special character in order to release the tax benefits. We currently are not forecasting income of appropriate character for these items and, as such, we continue to maintain a valuation allowance for these items. We also expect to release additional valuation allowance through income tax benefit in the fourth quarter of 2007, such that any net tax benefit or expense in that period should be immaterial. We anticipate that in 2008 we will begin reporting income tax expense of approximately 37% to 39% of income before income taxes, excluding any impact of uncertain tax positions as discussed below.

Adoption of FIN 48

Effective January 1, 2007, we adopted FIN 48. The validity of any tax position is a matter of tax law, and generally, there is no controversy about recognizing the benefit of a tax position in a company’s financial statements. The tax law is, however, subject to varied interpretations, and whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position that did not create a difference between the financial statement basis and the tax basis of an asset or liability and that would have future tax consequences was included in our income tax provision if it was probable the position would be sustained upon audit. The benefit of any uncertain tax position that created a basis difference in an asset or liability was reflected in our tax provision if it was more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimates of the ultimate outcomes of the uncertain tax positions.

Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position, in the aggregate, has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

On January 1, 2007, we recorded the following FIN 48 transition adjustments:

•	$75 million decrease in our tax liabilities for uncertain tax positions;

•	$27 million increase in interest accrued for uncertain tax positions;

•

$119 million increase in our tax liabilities for uncertain tax positions and deferred tax assets to gross-up our balance sheet for the tax benefits of tax credit carryforwards and NOLs that had previously been netted in our uncertain tax position liability; and

•	$735 million increase in our deferred tax assets that was offset by a corresponding increase to our valuation allowance. See our discussion of the 2002-2003 IRS audit below for further information.

As of January 1, 2007, we had a total liability of $60 million solely for interest on uncertain tax positions. During the three and nine months ended September 30, 2007, we increased our liability for uncertain tax positions by $13 million and $22 million, respectively, as a result of additional interest accruals. In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our condensed consolidated statements of operations. As of January 1, 2007, we had unrecognized tax benefits of $654 million. During the third quarter of 2007, our unrecognized tax benefits increased by $151 million to $805 million. Any future adjustments to our uncertain tax position liability will result in an impact on our income tax provision and effective tax rate. As of January 1, 2007, approximately $108 million of the unrecognized tax benefits could affect our income tax provision and effective tax rate. As of September 30, 2007, the amount of unrecognized tax benefits that could affect our effective tax rate increased to approximately $568 million, primarily as a result of the reversal of our valuation allowance discussed above.

Because we are included in the coordinated industry case program of the Internal Revenue Service (“IRS”), the IRS examines all of our federal income tax returns. As of September 30, 2007, all of the federal income tax returns we have filed since 1998 are still subject to adjustment upon audit. We also file combined income tax returns in many states, and these combined returns remain open for adjustments to our federal income tax returns. In addition, certain combined state income tax returns we have filed since 1994 are still open for state specific adjustments.

We have agreed on a tentative settlement with the IRS related to audits for the tax years 1998 through 2001. This settlement is subject to formal approval by the IRS and the Joint Committee on Taxation of the U.S. Congress. If the settlement is effected in accordance with our expectations, we believe that it is reasonably possible that we could recognize up to $146 million of tax and interest benefits (including up to a $105 million increase in net income) and our total unrecognized tax benefits may decrease by approximately $221 million by June 30, 2008.

We are currently going through the appeals process with the IRS on its audit of our returns for 2002 and 2003. This appeal is primarily over deductions we reported totaling approximately $3 billion. Any significant changes to our expectations for this audit could result in significant changes to our deferred tax assets with a corresponding impact on net income.

Note 3: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, common stock outstanding does not include shares of restricted stock on which the restrictions have not yet lapsed. Diluted earnings per share reflects the potential dilution that could occur if certain outstanding stock options are exercised, the premium on convertible debt is converted into common stock and the restrictions on restricted stock awards lapse.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions except per share amounts, shares in thousands)
Net income	$2,065	$194	$2,551	$399

Basic weighted average shares outstanding	1,818,683	1,901,372	1,841,474	1,886,127
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	17,947	32,193	20,622	30,875
Dilutive effect of the equity premium on convertible debt at the average price of our common stock	74,538	65,174	73,998	39,869
Dilutive effect of unvested restricted stock and other	5,310	5,763	6,058	5,687

Diluted weighted average shares outstanding	1,916,478	2,004,502	1,942,152	1,962,558

Earnings per share:
Basic	$1.14	$0.10	$1.39	$0.21
Diluted	$1.08	$0.09	$1.31	$0.20

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	28,618	43,125	28,619	43,346

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	3,351	6,258	3,351	6,258

Other outstanding options to purchase common stock excluded because the impact would have been antidilutive	5,324	5,669	5,324	5,576

Note 4: Auction Rate Securities

As of September 30, 2007, we had $119 million invested in auction rate securities, which are classified as non-current, available-for-sale investments and included in other non-current assets on our condensed consolidated balance sheet. As of December 31, 2006, these and similar securities were classified as short-term investments on our condensed consolidated balance sheet. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

The recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. These investments are insured against loss of principal and interest and have a AAA credit rating. We are uncertain as to when the liquidity issues relating to these investments will improve. We may be able to liquidate these securities in the next twelve months; however, we may choose not to sell them due to the high rate of interest they pay. Accordingly, we reclassified these securities as non-current as of September 30, 2007. We have historically valued these investments at par, since that is the value we received when trading them in the established market. We believe that the fair value of these investments continues to be par and, therefore, we have not adjusted the recorded value of these securities.

Note 5: Borrowings

As of September 30, 2007 and December 31, 2006, our borrowings, net of unamortized discounts and premiums, consisted of the following:

	September 30, 2007	December 31, 2006
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$1,695	$1,656
Long-term capital lease and other obligations	32	30

Total current portion of long-term borrowings	$1,727	$1,686

Long-term borrowings:
Long-term notes	$12,696	$13,105
Long-term capital lease and other obligations	83	101

Total long-term borrowings	$12,779	$13,206

Borrowings classified as current are due and payable within 12 months from the applicable balance sheet date. The balance of the $1.265 billion of our 3.50% Convertible Senior Notes due 2025 was classified as a current obligation as of September 30, 2007 and December 31, 2006 because specified, market-based conversion provisions were met as of those dates. As such, the holders of these notes have the right to convert the notes and receive from us (i) cash for the principal value of notes and (ii) shares of our common stock or equivalent value of cash at our option in accordance with the terms of the notes. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a specified period. As a result, these notes are classified as a current obligation. If our common stock does not maintain a closing price above $7.08 per share during certain subsequent periods, the notes would no longer be available for immediate conversion and the outstanding notes would be reclassified to long-term borrowings. These notes are registered securities and are freely tradable. As of September 30, 2007, the notes had a market price of $1,663 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,543. The conversion value is calculated based on the specified conversion provisions using the closing prices of our common stock during the 20 trading days ended September 30, 2007.

On May 16, 2007, our wholly owned subsidiary, Qwest Corporation (“QC”), issued $500 million aggregate principal amount of notes that bear interest at 6.5% per year and are due in 2017. The notes are unsecured

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

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

On June 7, 2007, QC redeemed $70 million aggregate principal amount of its 6.0% Notes due 2007.

On June 15, 2007, our wholly owned subsidiary, Qwest Communications Corporation (“QCC”), repaid at maturity $314 million aggregate principal amount of its 7.25% Senior Notes due 2007.

On October 18, 2007, we redeemed $250 million aggregate principal amount of QCII’s Floating Rate Senior Notes due 2009. This extinguishment is not reflected in our condensed consolidated balance sheet as of September 30, 2007. We will recognize a loss on early retirement of debt related to this extinguishment of $4 million in the fourth quarter of 2007.

Note 6: Restructuring

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of September 30, 2007, the remaining restructuring reserve relates to leases for real estate that we ceased using in prior periods and consists of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect to use this reserve over the remaining lease terms, which range from 0.3 years to 18.3 years, with a weighted average of 12.0 years.

The remaining reserve balances are included on our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges and reversals are included in our condensed consolidated statements of operations in selling, general and administrative expense. As of September 30, 2007 and December 31, 2006, our restructuring reserve was $313 million and $347 million, respectively. The amount included in current liabilities was $33 million and $37 million, respectively, and the long-term portion was $280 million and $310 million, respectively, as of those dates.

For the three months ended September 30, 2007 and 2006, we added no restructuring provisions to the reserves, we used $10 million and $8 million, respectively, and we reversed $0 million and $5 million, respectively. For the nine months ended September 30, 2007 and 2006, we added $0 million and $11 million, respectively, of restructuring provisions to these reserves, we used $31 million and $54 million, respectively, and we reversed $3 million and $15 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

Note 7: Employee Benefits

The components of the pension, non-qualified pension and post-retirement benefits expense for the three and nine months ended September 30, 2007 and 2006 are detailed below:

	Three Months Ended September 30,
	Pension Expense		Non-Qualified Pension Expense		Post-Retirement Benefits Expense
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$33	$37	$—	$—	$3	$4
Interest cost	123	120	—	1	57	73
Expected return on plan assets	(165)	(165)	—	—	(32)	(33)
Amortization of transition asset	—	—	—	—	—	—
Amortization of prior service cost	(2)	(1)	—	—	(31)	(21)
Recognized net actuarial loss	16	27	1	1	5	10

Net expense included in net income	$5	$18	$1	$2	$2	$33

	Nine Months Ended September 30,
	Pension Expense		Non-Qualified Pension Expense		Post-Retirement Benefits Expense
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$101	$112	$1	$2	$9	$11
Interest cost	368	361	2	3	173	219
Expected return on plan assets	(496)	(496)	—	—	(98)	(97)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service cost	(4)	(4)	—	—	(95)	(63)
Recognized net actuarial loss	48	81	1	1	17	30

Net expense included in net income	$17	$54	$5	$7	$6	$100

The pension, non-qualified pension and post-retirement benefits expense is allocated between cost of sales and selling, general and administrative expense in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and other post-retirement healthcare and life insurance benefit measurements for the plans is December 31.

We recorded combined expense of $8 million and $53 million for the three months ended September 30, 2007 and 2006, respectively, and $28 million and $161 million for the nine months ended September 30, 2007 and 2006, respectively. The expense decreased primarily as a result of benefit plan changes and net reduced costs associated with the recognition of actuarial losses from prior years. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement healthcare benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The amortization

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

of actuarial losses for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

For the three and nine months ended September 30, 2007, accumulated other comprehensive income decreased $3 million and $55 million, respectively, for other post-retirement obligations—net of taxes and decreased $2 million and increased $28 million, respectively, for pension—net of taxes.

Note 8: Segment Information

Our operating revenue is generated from our wireline services, wireless services and other services segments. Segment discussions reflect the way we currently report our operating results to our Chief Operating Decision Maker (“CODM”).

Historically, our CODM has reviewed operating results using these segments to evaluate the performance of each segment and to allocate resources. In August 2007, Edward A. Mueller became our chief executive officer and our new CODM, and he currently continues to use these same segments to evaluate performance and allocate resources. However, Mr. Mueller is also currently considering alternative approaches to reviewing our operating results, and we are assessing the data available for such alternatives. As a result, our operating segments may change in the future based upon this assessment and any resulting decision by the CODM to review our operating results based upon an alternative presentation.

The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements. Segment income consists of each segment’s revenue and expenses. Segment revenue is based on the types of products and services offered as described below. Wireline and wireless segment expenses include employee-related costs (except for the combined expense of pension, non-qualified pension and post-retirement benefits), facility costs, network expenses and other non-employee related costs such as customer support, collections and telemarketing. We manage administrative services costs such as finance, information technology, real estate, legal, other marketing and advertising and human resources centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis because we do not allocate our network costs, capital and debt costs, and non-operating income or expenses to specific segments. As a result, these items are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

We offer our mass markets customers broadband services and video services, including cable-based video and resold satellite digital television.

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

•	Other services. Other services include the subleasing of space in our office buildings, warehouses and other properties.

The revenue shown below for each segment is derived from transactions with external customers. Substantially all of our assets are in our wireline services and other services segments.

Segment information for the three and nine months ended September 30, 2007 and 2006 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Operating revenue:
Wireline services	$3,282	$3,343	$9,894	$9,990
Wireless services	144	135	422	416
Other services	8	9	27	29

Total operating revenue	$3,434	$3,487	$10,343	$10,435

Operating expenses:
Wireline services	$1,545	$1,607	$4,639	$4,773
Wireless services	143	146	418	424
Other services	948	643	2,208	1,993

Total segment expenses	$2,636	$2,396	$7,265	$7,190

Segment income (loss):
Wireline services	$1,737	$1,736	$5,255	$5,217
Wireless services	1	(11)	4	(8)
Other services	(940)	(634)	(2,181)	(1,964)

Total segment income	$798	$1,091	$3,078	$3,245

Capital expenditures:
Wireline services	$325	$321	$938	$1,007
Wireless services	1	—	2	—
Other services	94	73	224	219

Total capital expenditures	$420	$394	$1,164	$1,226

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

The following table reconciles segment income to net income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Total segment income	$798	$1,091	$3,078	$3,245
Depreciation and amortization	(619)	(691)	(1,846)	(2,075)
Total other expense—net	(263)	(249)	(828)	(798)
Income tax benefit	2,149	43	2,147	27

Net income	$2,065	$194	$2,551	$399

Revenue derived from external customers for the three and nine months ended September 30, 2007 and 2006 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)
Operating revenue:
Wireline voice services	$2,003	$2,177	$6,148	$6,598
Wireline data, Internet and video services	1,279	1,166	3,746	3,392
Wireless services	144	135	422	416
Other services	8	9	27	29

Total operating revenue	$3,434	$3,487	$10,343	$10,435

We do not have any single customer that provides more than 10% of our total operating revenue. Substantially all of our revenue from external customers comes from customers located in the United States.

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

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our former directors, officers and employees with respect to certain of the matters described below, and we have been advancing legal fees and costs to many current and former directors, officers and employees in connection with the securities actions and certain other matters.

Settlement of Consolidated Securities Action

Twelve putative class actions purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999 and February 14, 2002 were consolidated into a consolidated securities action pending in

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

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

Settlement of Remaining Securities Actions

A number of persons, including certain large pension funds, were excluded from the settlement class at their request, and filed lawsuits or otherwise pursued claims against us similar to the claims asserted in the consolidated securities action. In the aggregate, those persons contended that they incurred losses resulting from their investments in our securities in excess of $1.9 billion. We have entered into settlement agreements with all of those persons. In connection with those settlements, we have agreed to pay up to an aggregate of approximately $411 million, including applicable interest, on or before June 30, 2008.

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

For the Three and Nine Months Ended September 30, 2007

the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court which, as amended, alleges, among other things, that the defendants violated state and federal securities laws and breached their fiduciary duty in connection with investments by plaintiffs in securities of KPNQwest. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest. The superior court granted defendants’ motion for partial summary judgment with respect to a substantial portion of plaintiffs’ claims and the remainder of plaintiffs’ claims were dismissed without prejudice. Plaintiffs appealed the summary judgment order to the Arizona Court of Appeals, which affirmed in part and reversed in part the superior court’s decision. The case has been remanded to the superior court for further proceedings.

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against us, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $313 million based on the exchange rate on September 30, 2007).

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

For the Three and Nine Months Ended September 30, 2007

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states (other than Louisiana and Tennessee) in which Qwest has fiber optic cable in railroad rights-of-way, and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

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

QCC is a defendant in litigation filed by several billing agents for the owners of payphones, seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission (“FCC”) regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

QC is a defendant in litigation brought by several owners of payphones, relating to the rates QC charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners claim that QC charged more for payphone access lines than QC was permitted to under the applicable FCC rules. Two lawsuits are pending, one filed in the United States District Court for the Western District of Washington, the other in the United States District Court for the District of Utah. The Washington lawsuit resulted in reversal of the district court’s dismissal order by the Ninth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. In the Utah case, the Tenth Circuit Court of Appeals reversed a dismissal by the district court and directed that the district court refer several issues to the FCC for resolution. A proceeding against QC is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving QC, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding that which was permitted under the applicable FCC rules. QC will vigorously defend against these actions.

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

Note 10: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our three-year labor agreements with the unions expire on August 16, 2008. As of September 30, 2007, employees covered under these collective bargaining agreements totaled 20,929, or 57% of all our employees.

Note 11: Financial Statements of Guarantors

QCII and two of its subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and Qwest Services Corporation (“QSC”), guarantee certain of each other’s registered debt securities against default. As of September 30, 2007, QCII had outstanding a total of $2.325 billion aggregate principal amount of senior notes that were issued in February 2004 and June 2005 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). Each series of QCF’s outstanding notes totaling approximately $2.9 billion in aggregate principal amount (the “QCF Guaranteed Notes”) is guaranteed on a senior unsecured basis by QCII. The guarantees are full and unconditional and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2007

The following information sets forth our condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and 2006, our condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, and our condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006. The information for QCII, QSC and QCF is presented for each entity on a stand-alone basis, including that entity’s investments in all of its subsidiaries, if any, under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. The direct subsidiaries of QCII that are not guarantors of the QCII Guaranteed Notes are presented on a combined basis. The subsidiaries of QSC that are not guarantors of the QCII Guaranteed Notes are presented on a combined basis. Both QSC and QCF are 100% owned by QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

Business Combinations Under Common Control

In February 2007, the FCC issued an order that freed us from some regulatory obligations under the Telecommunications Act of 1996. Among other things, the order gives us more flexibility to integrate our local and long-distance operations, including the operations of our subsidiaries that provide shared services to our two main operating companies.

In light of this order and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, we are currently contemplating reorganizing the legal structure of our subsidiaries. These reorganization activities will impact the entities that are consolidated into our financial statements and, as a result, the future financial statements presented in this note will be different from the financial statements we have historically presented in this note. These reorganization activities will result in a combination of businesses under common control and, as a result, we will be required to adjust previously reported financial statements for all periods presented in this note for any transferred businesses affecting these subsidiaries.

In addition, our reorganization activities may result in the transfer of assets, liabilities or employees between subsidiaries that do not represent a business, as defined, and will be recorded as equity contributions in the affected subsidiaries’ statements of stockholder’s equity. In connection with these activities, we do not expect that we will consummate any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations or the financial condition or results of operations for any of the guarantors presented in this note.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$3	$3,431	$—	$3,434
Operating revenue—affiliates	—	352	—	12	32	(396)	—

Total operating revenue	—	352	—	15	3,463	(396)	3,434

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	309	—	—	1,303	(299)	1,313
Cost of sales—affiliates	—	44	—	—	22	(66)	—
Selling, general and administrative	333	—	—	10	681	299	1,323
Selling, general and administrative—affiliates	—	—	—	—	330	(330)	—
Depreciation and amortization	—	1	—	—	618	—	619

Total operating expenses	333	354	—	10	2,954	(396)	3,255

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	64	—	53	1	154	—	272
Interest expense—affiliates	1	—	35	—	188	(224)	—
Interest income—affiliates	—	(35)	(187)	(1)	(1)	224	—
Other—net	(1)	(2)	—	—	(6)	—	(9)
(Income) loss from equity investments in subsidiaries	(2,422)	48	—	—	—	2,374	—

Total other expense (income)—net	(2,358)	11	(99)	—	335	2,374	263

Income (loss) before income taxes	2,025	(13)	99	5	174	(2,374)	(84)
Income tax benefit (expense)	40	2,371	(38)	(2)	(222)	—	2,149

Net income (loss)	$2,065	$2,358	$61	$3	$(48)	$(2,374)	$2,065

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$2	$3,485	$—	$3,487
Operating revenue—affiliates	—	337	—	12	30	(379)	—

Total operating revenue	—	337	—	14	3,515	(379)	3,487

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	298	—	—	1,372	(288)	1,382
Cost of sales—affiliates	—	41	—	—	21	(62)	—
Selling, general and administrative	(13)	—	—	14	725	288	1,014
Selling, general and administrative—affiliates	—	—	—	—	317	(317)	—
Depreciation and amortization	—	1	—	—	690	—	691

Total operating expenses	(13)	340	—	14	3,125	(379)	3,087

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	69	1	57	1	163	—	291
Interest expense—affiliates	4	—	131	—	309	(444)	—
Interest income—affiliates	—	(131)	(312)	(1)	—	444	—
Other—net	(40)	(9)	—	3	4	—	(42)
(Income) loss from equity investments in subsidiaries	(167)	239	—	—	—	(72)	—

Total other expense (income)—net	(134)	100	(124)	3	476	(72)	249

Income (loss) before income taxes	147	(103)	124	(3)	(86)	72	151
Income tax benefit (expense)	47	196	(47)	—	(153)	—	43

Net income (loss)	$194	$93	$77	$(3)	$(239)	$72	$194

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$9	$10,334	$—	$10,343
Operating revenue—affiliates	—	1,028	—	29	95	(1,152)	—

Total operating revenue	—	1,028	—	38	10,429	(1,152)	10,343

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	905	—	—	3,911	(876)	3,940
Cost of sales—affiliates	—	124	—	—	65	(189)	—
Selling, general and administrative	400	—	—	35	2,014	876	3,325
Selling, general and administrative—affiliates	—	—	—	—	963	(963)	—
Depreciation and amortization	—	3	—	—	1,843	—	1,846

Total operating expenses	400	1,032	—	35	8,796	(1,152)	9,111

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	200	—	159	1	468	—	828
Interest expense—affiliates	7	—	76	—	549	(632)	—
Interest income—affiliates	—	(76)	(552)	(4)	—	632	—
Other—net	1	(13)	—	—	12	—	—
(Income) loss from equity investments in subsidiaries	(3,036)	83	—	—	—	2,953	—

Total other expense (income)—net	(2,828)	(6)	(317)	(3)	1,029	2,953	828

Income (loss) before income taxes	2,428	2	317	6	604	(2,953)	404
Income tax benefit (expense)	123	2,834	(121)	(2)	(687)	—	2,147

Net income (loss)	$2,551	$2,836	$196	$4	$(83)	$(2,953)	$2,551

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$—	$7	$10,428	$—	$10,435
Operating revenue—affiliates	—	1,013	—	36	90	(1,139)	—

Total operating revenue	—	1,013	—	43	10,518	(1,139)	10,435

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	886	—	—	4,164	(856)	4,194
Cost of sales—affiliates	—	125	—	—	68	(193)	—
Selling, general and administrative	15	—	—	39	2,086	856	2,996
Selling, general and administrative—affiliates	—	—	—	—	946	(946)	—
Depreciation and amortization	—	2	—	—	2,073	—	2,075

Total operating expenses	15	1,013	—	39	9,337	(1,139)	9,265

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	205	5	184	1	490	—	885
Interest expense—affiliates	10	—	349	—	885	(1,244)	—
Interest income—affiliates	—	(349)	(892)	(3)	—	1,244	—
Other—net	(42)	(23)	(5)	1	(18)	—	(87)
(Income) loss from equity investments in subsidiaries	(447)	644	—	—	—	(197)	—

Total other expense (income)—net	(274)	277	(364)	(1)	1,357	(197)	798

Income (loss) before income taxes	259	(277)	364	5	(176)	197	372
Income tax benefit (expense)	140	496	(138)	(3)	(468)	—	27

Net income (loss)	$399	$219	$226	$2	$(644)	$197	$399

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4	$629	$—	$—	$486	$—	$1,119
Short-term investments	—	—	—	—	—	—	—
Accounts receivable—net	19	9	—	2	1,556	—	1,586
Accounts receivable—affiliates	287	423	61	—	36	(807)	—
Current tax receivable	—	—	8	—	—	(8)	—
Notes receivable—affiliates	—	2,003	9,858	92	2	(11,955)	—
Deferred income taxes	—	485	6	—	173	(6)	658
Prepaid expenses and other	—	61	—	5	345	(5)	406

Total current assets	310	3,610	9,933	99	2,598	(12,781)	3,769
Property, plant and equipment—net	—	7	—	—	13,842	—	13,849
Capitalized software—net	—	—	—	—	824	—	824
Investments in subsidiaries	3,341	(7,443)	—	—	—	4,102	—
Deferred income taxes	—	3,011	27	10	30	(1,382)	1,696
Prepaid pension	1,338	—	—	—	—	—	1,338
Prepaid pension—affiliates	3,127	112	—	—	1,005	(4,244)	—
Other	586	84	12	6	547	—	1,235

Total assets	$8,702	$(619)	$9,972	$115	$18,846	$(14,305)	$22,711

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT
Current liabilities:
Current portion of long-term borrowings	$1,522	$—	$171	$—	$34	$—	$1,727
Current borrowings—affiliates	92	—	2,003	—	9,860	(11,955)	—
Accounts payable	2	45	—	1	895	—	943
Accounts payable—affiliates	19	37	—	1	211	(268)	—
Accrued expenses and other	745	184	35	—	920	—	1,884
Accrued expenses and other—affiliates	—	60	12	—	467	(539)	—
Current taxes payable	6	16	—	2	82	(8)	98
Deferred income taxes	6	—	—	—	—	(6)	—
Deferred revenue and advance billings	—	—	—	5	603	(5)	603

Total current liabilities	2,392	342	2,221	9	13,072	(12,781)	5,255
Long-term borrowings—net	2,092	—	2,745	—	7,942	—	12,779
Post-retirement and other post-employment benefit obligations	2,325	—	—	—	—	—	2,325
Deferred income taxes	30	—	2	—	1,350	(1,382)	—
Deferred revenue	—	—	—	—	551	—	551
Other	455	131	—	79	845	—	1,510
Other long-term liabilities primarily related to post-retirement and other post-employment benefits—affiliates	1,117	598	—	—	2,529	(4,244)	—

Total liabilities	8,411	1,071	4,968	88	26,289	(18,407)	22,420
Stockholders’ equity (deficit)	291	(1,690)	5,004	27	(7,443)	4,102	291

Total liabilities and stockholders’ equity (deficit)	$8,702	$(619)	$9,972	$115	$18,846	$(14,305)	$22,711

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT
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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(460)	$1,095	$166	$(1)	$1,316	$10	$2,126
Investing Activities:
Expenditures for property, plant and equipment and capitalized software	(8)	(2)	—	—	(1,154)	—	(1,164)
Proceeds from sale of investment securities	—	192	—	—	—	—	192
Purchases of investment securities	—	(64)	—	—	—	—	(64)
Net (purchases of) proceeds from investments managed by QSC	—	(9)	—	—	9	—	—
Cash infusion to subsidiaries	—	(1,844)	—	—	—	1,844	—
Net (increase) decrease in short-term affiliate loans	—	(1,546)	(112)	1	(2)	1,659	—
Dividends received from subsidiaries	1,600	1,905	—	—	—	(3,505)	—
Other	—	—	—	—	13	—	13

Cash provided by (used for) investing activities	1,592	(1,368)	(112)	1	(1,134)	(2)	(1,023)

Financing activities:
Proceeds from long-term borrowings	—	—	—	—	500	—	500
Repayments of long-term borrowings, including current maturities	(250)	—	—	—	(661)	—	(911)
Net (repayments of) proceeds from short-term affiliate borrowings	(54)	—	1,546	—	167	(1,659)	—
Proceeds from issuances of common stock	96	—	—	—	—	—	96
Repurchases of common stock	(925)	—	—	—	—	—	(925)
Equity infusion from parent	—	—	—	—	1,844	(1,844)	—
Dividends paid to parent	—	—	(1,600)	—	(1,905)	3,505	—
Other	5	2	—	—	18	(10)	15

Cash (used for) provided by financing activities	(1,128)	2	(54)	—	(37)	(8)	(1,225)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4	(271)	—	—	145	—	(122)
Beginning balance	—	900	—	—	341	—	1,241

Ending balance	$4	$629	$—	$—	$486	$—	$1,119

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	QCII(1)	QSC(2)	QCF(3)	QCII Subsidiary Non- Guarantors	QSC Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(243)	$1,189	$164	$7	$788	$24	$1,929
Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	(4)	—	—	(1,222)	—	(1,226)
Proceeds from sale of property and equipment	—	—	—	—	63	—	63
Proceeds from sale of investment securities	—	56	—	—	—	—	56
Purchases of investment securities	—	(173)	—	—	—	—	(173)
Net proceeds from (purchases of) investments managed by QSC	9	32	—	—	(41)	—	—
Net (increase) decrease in short-term affiliate loans	—	(2,347)	(2,025)	(7)	—	4,379	—
Dividends received from subsidiaries	—	1,341	—	—	—	(1,341)	—
Acquisition of OnFiber Communications, Inc.	—	—	—	—	(107)	—	(107)
Other	—	—	—	—	6	—	6

Cash provided by (used for) investing activities	9	(1,095)	(2,025)	(7)	(1,301)	3,038	(1,381)

Financing activities:
Proceeds from long-term borrowings	—	—	—	—	600	—	600
Repayments of long-term borrowings, including current maturities	(33)	—	(486)	—	(626)	—	(1,145)
Net proceeds from short-term affiliate borrowings	29	—	2,347	—	2,003	(4,379)	—
Proceeds from issuances of common and treasury stock	150	—	—	—	—	—	150
Dividends paid to parent	—	—	—	—	(1,341)	1,341	—
Other	21	—	—	—	(34)	(24)	(37)

Cash provided by (used for) financing activities	167	—	1,861	—	602	(3,062)	(432)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(67)	94	—	—	89	—	116
Beginning balance	67	563	—	—	216	—	846

Ending balance	$—	$657	$—	$—	$305	$—	$962

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

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

Our operating revenue is generated from our wireline, wireless and other services segments. An overview of our segment results is provided in Note 8—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. Segment discussions reflect the way we currently report our operating results to our Chief Operating Decision Maker, or CODM. These discussions include revenue results for each of our customer channels within the wireline services segment: mass markets, business and wholesale. Segment results presented in this item and in Note 8—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Historically, our CODM has reviewed operating results using the segments presented below to evaluate the performance of each segment and to allocate resources. In August 2007, Edward A. Mueller became our chief executive officer and our new CODM, and he currently continues to use these same segments to evaluate performance and allocate resources. However, Mr. Mueller is also currently considering alternative approaches to reviewing our operating results, and we are assessing the data available for such alternatives. As a result, our operating segments may change in the future based upon this assessment and any resulting decision by the CODM to review our operating results based upon an alternative presentation.

We have reclassified certain prior period revenue, expense and access line amounts to conform to the current period presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services for the nine months ended September 30, 2007 represents 36% of our total revenue and continues to grow. At the same time, our customers continue to shift away from traditional data, Internet and video products to more advanced technologies. Our results reflect our continued focus on these more-advanced, high-growth products including broadband services, private line, MPLS-based services sold as iQ Networking™, VoIP and video. The revenue increases from these high-growth products have outpaced declines in revenue from traditional data, Internet and video services including ATM, frame relay, DIA, VPN and Internet dial-up access.

We continue to focus our efforts on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate from dial-up connections to higher speed connections. We reached 2.5 million broadband subscribers as of September 30, 2007 compared to 2.0 million as of the same date in 2006. We expect growth in broadband subscribers to continue, even though we expect to face continuing competition for these subscribers. In addition, we believe the ability to continually increase connection speeds is competitively important. As such, we continue to invest in increasing our available connection speeds in order to meet customer demand.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, consumers are substituting cable, wireless and VoIP for traditional telecommunications services, which has increased the number and type of competitors within our industry and has decreased our market share. In addition, consolidation in the telecommunications industry continues to negatively impact our revenue. Product bundling, as described below, has been one of our responses to access line losses.

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

•

Operational efficiencies. We continue to evaluate our operating structure and focus. In some cases, this involves adjusting our workforce in response to productivity improvements and changes in the telecommunications industry and governmental regulations. Through targeted restructuring plans in prior years, focused improvements in operational efficiency, process improvements through automation and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational goals.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in Item 1A of Part II of this report may also materially impact our business operations and financial results.

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

We offer our mass markets customers broadband services and video services, including cable-based video and resold satellite digital television.

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

•	Other services. Other services include the subleasing of space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay in advance a service activation fee, a monthly service fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the three and nine months ended September 30, 2007 and 2006 and the number of employees as of September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions except per share amounts)
Operating revenue	$3,434	$3,487	$(53)	(2)%	$10,343	$10,435	$(92)	(1)%
Operating expenses	3,255	3,087	168	5%	9,111	9,265	(154)	(2)%
Other expense—net	263	249	14	6%	828	798	30	4%

(Loss) income before income taxes	(84)	151	(235)	nm	404	372	32	9%
Income tax benefit	2,149	43	2,106	nm	2,147	27	2,120	nm

Net income	$2,065	$194	$1,871	nm	$2,551	$399	$2,152	nm

Earnings per share:
Basic	$1.14	$0.10	$1.04	nm	$1.39	$0.21	$1.18	nm
Diluted	$1.08	$0.09	$0.99	nm	$1.31	$0.20	$1.11	nm

Employees (as of September 30)					37,026	39,163	(2,137)	(5)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Revenue

The following table compares our operating revenue by segment, including the detail by customer channels within our wireline services segment, for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Mass markets	$931	$992	$(61)	(6)%	$2,830	$3,038	$(208)	(7)%
Business	282	305	(23)	(8)%	854	928	(74)	(8)%
Wholesale	149	169	(20)	(12)%	464	521	(57)	(11)%

Total local voice services	1,362	1,466	(104)	(7)%	4,148	4,487	(339)	(8)%

Long-distance services:
Mass markets	162	162	—	—%	491	478	13	3%
Business	132	138	(6)	(4)%	402	421	(19)	(5)%
Wholesale	220	272	(52)	(19)%	707	794	(87)	(11)%

Total long-distance services	514	572	(58)	(10)%	1,600	1,693	(93)	(5)%

Access services	127	139	(12)	(9)%	400	418	(18)	(4)%

Total voice services	2,003	2,177	(174)	(8)%	6,148	6,598	(450)	(7)%

Data, Internet and video services:
Mass markets	306	225	81	36%	875	622	253	41%
Business	602	581	21	4%	1,767	1,745	22	1%
Wholesale	371	360	11	3%	1,104	1,025	79	8%

Total data, Internet and video services	1,279	1,166	113	10%	3,746	3,392	354	10%

Total wireline services revenue	3,282	3,343	(61)	(2)%	9,894	9,990	(96)	(1)%
Wireless services revenue	144	135	9	7%	422	416	6	1%
Other services revenue	8	9	(1)	(11)%	27	29	(2)	(7)%

Total operating revenue	$3,434	$3,487	$(53)	(2)%	$10,343	$10,435	$(92)	(1)%

Wireline Services Revenue

Voice Services

Local voice services. Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Additionally, to a lesser extent, mass markets and business local voice services revenue decreased due to lower Universal Service Fund, or USF, revenue (and a corresponding decrease in USF charges) primarily due to the elimination of the USF assessment on certain products in late 2006. Wholesale local services revenue continued to be affected by a declining demand for UNEs.

The following table summarizes our access lines by customer channel as of September 30, 2007 and 2006:

	As of September 30,
	2007	2006	Increase/ (Decrease)	% Change
	(in thousands)
Mass markets	8,891	9,573	(682)	(7)%
Business	2,803	2,900	(97)	(3)%
Wholesale	1,338	1,564	(226)	(14)%

Total access lines	13,032	14,037	(1,005)	(7)%

Long-distance services. The decrease in total long-distance services revenue was primarily due to declining volumes in our wholesale channel as industry consolidation continues to affect our revenue. The negative impact on revenue was more significant in the third quarter of 2007 than in previous quarters.

Access services. Access services revenue decreased for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to a 7% decline in volumes associated with a decline in long-distance usage, as well as mass markets and business access line losses.

Data, Internet and Video Services

The increase in data, Internet and video services revenue in our mass markets channel was primarily due to an increase in broadband subscribers of approximately 28% as of September 30, 2007 compared to September 30, 2006 and, to a lesser extent, an increase in satellite video subscribers. The growth in broadband services revenue resulted from continued increased penetration as customers migrated from dial-up connections as well as customers upgrading to higher speed plans.

Data and Internet services revenue in our business channel increased for the three and nine months ended September 30, 2007 compared to the same periods of 2006 primarily due to growth in our private line and iQ Networking™, partially offset by a decline in traditional data services including frame relay, DIA, VPN and Internet dial-up access. Internet dial-up access services declined as we de-emphasized these services due to advances in technology and the continuing margin decline on these services.

The increase in data and Internet services revenue in our wholesale channel was primarily due to growth in our long-distance VoIP and private line services. Our long-distance VoIP revenue increased as customers migrated to an integrated data technology, which allows them to maintain a single network. Additionally, our private line revenue increased primarily due to volume growth.

Wireless Services Revenue

Wireless services revenue increased for the three and nine months ended September 30, 2007 compared to the same periods of 2006 primarily due to adjustments to wireless revenue and related costs for customer acquisitions. As a result, revenue increased by $5 million in the third quarter of 2007, but due to the corresponding impact on wireless services employee-related costs, these adjustments had no impact on segment income or net income.

Additionally, wireless services revenue increased due to an increase in subscribers offset by lower handset revenue resulting from fewer handsets sold.

Operating Expenses

The following table provides further detail regarding our operating expenses for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales:
Facility costs	$550	$585	$(35)	(6)%	$1,690	$1,809	$(119)	(7)%
Network expenses	65	69	(4)	(6)%	182	183	(1)	(1)%
Employee-related costs	368	397	(29)	(7)%	1,113	1,181	(68)	(6)%
Other non-employee related costs	330	331	(1)	—%	955	1,021	(66)	(6)%

Total cost of sales	1,313	1,382	(69)	(5)%	3,940	4,194	(254)	(6)%

Selling, general and administrative:
Property and other taxes	81	96	(15)	(16)%	270	256	14	5%
Bad debt	44	37	7	19%	124	108	16	15%
Realignment, severance and related costs	12	43	(31)	(72)%	15	63	(48)	(76)%
Employee-related costs	378	407	(29)	(7)%	1,162	1,213	(51)	(4)%
Other non-employee related costs	808	431	377	87%	1,754	1,356	398	29%

Total selling, general and administrative	1,323	1,014	309	30%	3,325	2,996	329	11%

Depreciation and amortization	619	691	(72)	(10)%	1,846	2,075	(229)	(11)%

Total operating expenses	$3,255	$3,087	$168	5%	$9,111	$9,265	$(154)	(2)%

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

Cost of sales as a percentage of revenue decreased to 38% from 40% for the three and nine months ended September 30, 2007 compared to the same periods of 2006.

Facility costs decreased primarily due to lower volumes related to a decrease in wholesale long-distance services, lower costs associated with the de-emphasis of our Internet dial-up services business and, to a lesser extent, ongoing initiatives to optimize the cost structure associated with our usage of other carriers’ services. These decreases were partially offset by higher rates.

Employee-related costs decreased primarily due to lower employee benefit costs as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. See additional information under the heading “Pension and Post-Retirement Benefits.” In addition, employee reductions contributed to lower costs. These decreases were partially offset by additional maintenance work.

Other non-employee related costs decreased for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to lower USF charges; the lower USF charges were largely related to the elimination of the USF assessment on certain products. In addition, lower call termination fees and decreased equipment costs due to fewer units sold contributed to the decrease.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses include employee-related costs (such as salaries, wages and benefits not directly attributable to providing products or services and sales commissions), realignment, severance and related costs, bad debt, property and other taxes and other non-employee related costs (such as real estate, marketing and advertising, professional service fees, computer systems support services and litigation related charges).

Property and other taxes decreased for the three months ended September 30, 2007 compared to the same period of 2006 primarily due to a reduction recorded in the third quarter of 2007 in our estimated property tax obligations for prior years. Property and other taxes increased for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to a reduction in our estimated sales tax obligations of $25 million for the nine months ended September 30, 2006. Absent these reductions, we expect property and other taxes to increase in 2007 due to changes in our assessed values of property.

Bad debt expense increased primarily due to a reduction of our reserve balance in the second quarter of 2006. The reduction of the reserve balance reflected improvements in collections and aging of customer accounts over several months prior to June 30, 2006. Absent this reserve adjustment in the second quarter of 2006, bad debt expense would have been relatively flat for the nine months ended September 30, 2007 compared to the same period of 2006.

Realignment, severance and related costs decreased due to a $43 million severance charge in the third quarter of 2006 primarily associated with the closing of two call centers and a planned reduction in network employees as we continued to right-size our workforce in response to changes in the telecommunications industry and productivity improvements.

Employee-related costs decreased primarily due to lower employee benefit costs as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. See additional information under the heading “Pension and Post-Retirement Benefits.” These decreases were partially offset by higher commission costs primarily related to an increased sales force and changes in commission structure.

Other non-employee related costs increased primarily due to $353 million of charges related to securities and other litigation in the third quarter of 2007 and a $40 million charge for securities litigation in the first quarter of 2007. For additional information on our securities and other litigation, see Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part 1 of this report.

Pension and Post-Retirement Benefits

Our results include the combined expense of our pension, non-qualified pension and post-retirement healthcare and life insurance plans. The combined expense of the benefit plans is allocated to cost of sales and SG&A expense. The expense is a function of the amount of benefits earned, interest on projected benefit obligations, amortization of costs and credits from prior benefit changes and the expected return on the assets held in the various plans.

We recorded combined benefits expense of $8 million and $28 million for the three and nine months ended September 30, 2007, respectively, compared to $53 million and $161 million for the three and nine months ended September 30, 2006, respectively. The expense decreased primarily as a result of benefit plan changes and net reduced costs associated with the recognition of actuarial losses from prior years. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement healthcare benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The amortization of actuarial losses for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

For additional information on our pension and post-retirement plans, see Note 7—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

Operating Expenses by Segment

Wireline and wireless segment expenses include employee-related costs (except for the combined expense of pension, non-qualified pension and post-retirement benefits), facility costs, network expenses and other non-employee related costs such as customer support, collections and telemarketing. We manage administrative services costs such as finance, information technology, real estate, legal, other marketing and advertising and human resources centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these items are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented. Our CODM regularly reviews the results of operations at a segment level to evaluate the performance of each segment and to allocate resources.

Wireline Services Segment Expenses

The following table provides detail regarding our wireline services segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireline services expenses:
Facility costs	$475	$511	$(36)	(7)%	$1,464	$1,590	$(126)	(8)%
Network expenses	64	68	(4)	(6)%	179	181	(2)	(1)%
Bad debt	28	23	5	22%	86	66	20	30%
Realignment, severance and related costs	7	40	(33)	(83)%	12	43	(31)	(72)%
Employee-related costs	596	596	—	—%	1,807	1,769	38	2%
Other non-employee related costs	375	369	6	2%	1,091	1,124	(33)	(3)%

Total wireline services expenses	$1,545	$1,607	$(62)	(4)%	$4,639	$4,773	$(134)	(3)%

Facility costs decreased due to lower volumes related to a decrease in wholesale long-distance services, lower costs associated with the de-emphasis of our Internet dial-up services business and, to a lesser extent, ongoing initiatives to optimize the cost structure associated with our usage of other carriers’ services. These decreases were partially offset by higher rates.

Bad debt expense increased primarily due to a reduction of our reserve balance in the second quarter of 2006. The reduction of the reserve balance reflected improvements in collections and aging of customer accounts over several months prior to June 30, 2006. Absent this reserve adjustment in the second quarter of 2006, bad debt expense would have been relatively flat for the nine month period of 2007 compared to the same period of 2006.

Realignment, severance and related costs decreased due to a $40 million severance charge in the third quarter of 2006 primarily associated with the closing of two call centers and a planned reduction in network employees as we continued to right-size our workforce in response to changes in the telecommunications industry and productivity improvements.

Employee-related costs increased for the nine months ended September 30, 2007 due to additional maintenance work and higher commission costs primarily related to an increased sales force and changes in commission structure, partially offset by other employee reductions.

Other non-employee related costs decreased for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to lower USF charges; the lower USF charges were largely related to the elimination of the USF assessment on certain products. In addition, lower call termination fees contributed to the decrease, partially offset by higher professional fees.

Wireless Services Segment Expenses

The following table provides detail regarding our wireless services segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wireless services expenses:
Facility costs	$75	$74	$1	1%	$226	$219	$7	3%
Wireless equipment costs	26	28	(2)	(7)%	76	84	(8)	(10)%
Bad debt	12	14	(2)	(14)%	34	38	(4)	(11)%
Employee-related costs	17	13	4	31%	43	37	6	16%
Other non-employee related costs	13	17	(4)	(24)%	39	46	(7)	(15)%

Total wireless services expenses	$143	$146	$(3)	(2)%	$418	$424	$(6)	(1)%

Facility costs increased due to increased subscriber usage of higher-cost data services.

Wireless equipment costs decreased due to fewer handsets sold.

Bad debt expense decreased due to improved collections resulting from changes in wireless credit policies.

Employee-related costs increased primarily due to adjustments to wireless equipment revenue and related costs for customer acquisitions. As a result, employee-related costs increased by $5 million in the third quarter of 2007, but due to the corresponding impact on wireless services revenue, these adjustments had no impact on segment income or net income.

Other non-employee related costs decreased primarily due to decreased professional services in our wireless repair centers that were outsourced in 2006, but were provided by employees in 2007.

Other Services Segment Expenses

The following table provides detail regarding our other services segment for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other services expenses:
Property and other taxes	$80	$96	$(16)	(17)%	$268	$256	$12	5%
Real estate costs	111	110	1	1%	329	325	4	1%
Realignment, severance and related costs	5	3	2	67%	1	20	(19)	(95)%
Employee-related costs	133	195	(62)	(32)%	425	588	(163)	(28)%
Other non-employee related costs	619	239	380	159%	1,185	804	381	47%

Total other services expenses	$948	$643	$305	47%	$2,208	$1,993	$215	11%

Property and other taxes decreased for the three months ended September 30, 2007 compared to the same period of 2006 primarily due to a reduction recorded in the third quarter of 2007 in our estimated property tax obligations for prior years. Property and other taxes increased for the nine months ended September 30, 2007 compared to the same period of 2006 primarily due to a reduction in our estimated sales tax obligations of $25 million for the nine months ended September 30, 2006. Absent these reductions, we expect property and other taxes to increase in 2007 due to changes in our assessed values of property.

Employee-related costs decreased primarily due to lower employee benefit costs primarily as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial losses from prior years. See additional information under the heading “Pension and Post-Retirement Benefits.”

Other non-employee related costs increased primarily due to $353 million of charges related to securities and other litigation in the third quarter of 2007 and a $40 million charge for securities litigation in the first quarter of 2007.

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

Amortization expense decreased due to the change in our estimate of average economic lives in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been $30 million and $90 million higher for the three and nine months ended September 30, 2007, respectively, had we not changed our estimates of the average economic lives to better reflect the expected future use of the software.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax benefit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$272	$291	$(19)	(7)%	$828	$885	$(57)	(6)%
Loss on early retirement of debt—net	—	9	(9)	nm	22	4	18	nm
Other—net	(9)	(51)	42	(82)%	(22)	(91)	69	(76)%

Total other expense (income)—net	$263	$249	$14	6%	$828	$798	$30	4%

Income tax benefit	$2,149	$43	$2,106	nm	$2,147	$27	$2,120	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net decreased due to lower total borrowings, resulting primarily from the repayment of $485 million of notes in the third quarter of 2006 and net repayments of $384 million of notes in the second quarter of 2007.

The changes in loss on early retirement of debt—net for the nine months ended September 30, 2007 were primarily due to a $22 million loss on early retirement of debt in the second quarter of 2007 and a $9 million loss on early retirement of debt in the third quarter of 2006.

Other—net includes, among other things, interest income and other interest expense (such as interest on income taxes). The decrease in other—net was primarily due to a gain of $39 million in the third quarter of 2006 for interest income related to a settlement of certain open issues covered by a tax sharing agreement and the recognition of a gain in the first quarter of 2006 on a customer’s abandonment of an indefeasible right of use and other non-recurring items.

Income Tax

Prior to 2006, we had a history of losses and, as a result, we recognized a valuation allowance for our net deferred tax assets. A significant portion of our net deferred tax assets relate to tax benefits attributable to U.S. tax net operating loss carryforwards, or NOLs. During the third quarter of 2007, we reclassified approximately $0.6 billion from our estimated NOLs to another non-current deferred tax asset. Following this reclassification, our estimated NOLs totaled approximately $7.2 billion as of September 30, 2007.

Each quarter we have evaluated the need to retain all or a portion of the valuation allowance on our deferred tax assets. During the three months ended September 30, 2007, we determined that it is more likely than not that we will realize the vast majority of our deferred tax assets, including the NOLs. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. The reversal of the valuation allowance resulted in a current period income tax benefit of $2.174 billion and an increase in our current and non-current deferred tax assets on our condensed consolidated balance sheet as of September 30, 2007. Certain deferred tax assets totaling $130 million require future income of special character in order to release the tax benefits. We currently are not forecasting income of appropriate character for these items and, as such, we continue to maintain a valuation allowance for these items. We also expect to release additional valuation allowance through income tax benefit in the fourth quarter of

2007, such that any net tax benefit or expense in that period should be immaterial. We anticipate that in 2008 we will begin reporting income tax expense of approximately 37% to 39% of income before income taxes, excluding any impact of uncertain tax positions as discussed below.

We increased our uncertain tax position liability for certain federal and state income tax issues by $1 million in the first quarter of 2007 and $16 million in the second quarter of 2006. We have agreed on a tentative settlement with the IRS related to audits for the tax years 1998 through 2001. This settlement is subject to formal approval by the IRS and the Joint Committee on Taxation of the U.S. Congress. If the settlement is effected in accordance with our expectations, we believe that it is reasonably possible that we could recognize up to $146 million of tax and interest benefits (including up to a $105 million increase in net income) and our total unrecognized tax benefits may decrease by approximately $221 million by June 30, 2008.

In the third quarter of 2006, we recognized a $53 million income tax benefit as the result of the settlement of certain open issues covered by a tax sharing agreement.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.486 billion and $1.506 billion as of September 30, 2007 and December 31, 2006, respectively. Our working capital deficit decreased $20 million primarily due to earnings before depreciation, amortization and income taxes and proceeds from the issuance of long-term debt. These items were partially offset by capital expenditures, repurchases of our common stock, the reclassification to current of long-term debt and the reclassification to non-current of investments in auction rate securities.

We expect our 2007 capital expenditures to approximate our 2006 level, with the majority being used in our wireline services segment.

The $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”) was classified as a current obligation as of September 30, 2007 and December 31, 2006 because specified, market-based conversion provisions were met as of those dates. As such, the holders of these notes have the right to convert the notes and receive from us (i) cash for the principal value of notes and (ii) shares of our common stock or equivalent value of cash at our option in accordance with the terms of the notes. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a specified period. As a result, these notes are classified as a current obligation. These notes are registered securities and are freely tradable. As of September 30, 2007, the notes had a market price of $1,663 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,543. Therefore, we do not anticipate holders will elect to convert their notes because the market price of these notes is currently above the estimated conversion value.

We believe that our cash on hand, our currently undrawn credit facility described below and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. However, if we become subject to significant judgments, settlements and/or tax payments, as further discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, or if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions were met, we could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants.

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

We have $850 million available to us under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. The Credit Facility is guaranteed by our wholly owned subsidiary, Qwest Services Corporation, and is secured by a senior lien on the stock of its wholly owned subsidiary, Qwest Corporation (“QC”).

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

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. It is our intention to fully achieve this plan over this period, while reviewing, on a regular basis, opportunities to enhance shareholder returns. For the three and nine months ended September 30, 2007, we repurchased 27 million and 107 million shares, respectively, of our common stock under this program at a weighted average price per share of $9.17 and $8.82, respectively. As of September 30, 2007, we had repurchased a total of $1.152 billion of common stock under this program; thus $848 million remained available for stock repurchases.

On October 18, 2007, we redeemed $250 million aggregate principal amount of QCII’s Floating Rate Senior Notes due 2009.

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

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report or if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions were met. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these actions could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants.

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

Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

The following table summarizes cash flow activities for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,126	$1,929	$197	10%
Used for investing activities	1,023	1,381	(358)	(26)%
Used for financing activities	1,225	432	793	184%

Operating Activities

Cash provided by operating activities increased primarily due to payments on unconditional purchase obligations in 2006 and lower payments for interest, facility costs, marketing and advertising, and employee-related costs in 2007. These cash flow improvements were partially offset by $200 million of escrow payments related to the settlement of the consolidated securities action in the first quarter of 2007 compared to $100 million of escrow payments related to this settlement in the first quarter of 2006.

Investing Activities

Cash used for investing activities decreased primarily due to a net source of cash of $245 million from investments in auction rate securities and lower capital expenditures resulting from a change in the timing of spending initiatives. However, as discussed under the heading “Near-Term View,” we expect our 2007 capital expenditures to approximate our 2006 level. Additionally, during the third quarter of 2006, we paid $107 million to acquire OnFiber Communications, Inc.

Financing Activities

For the nine months ended September 30, 2007, we took the following measures to improve our capital structure:

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

For information on our 2006 financing activities, see Note 9—Borrowings to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006 (our “2006 Form 10-K”).

For the nine months ended September 30, 2007, we paid approximately $950 million for purchases of our common stock under our stock repurchase program.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $130 million. As of September 30, 2007, we had outstanding letters of credit of approximately $91 million.

Credit Ratings

The table below summarizes our long-term debt ratings as of September 30, 2007:

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

Approximately $1.25 billion and $1.5 billion of floating-rate debt was exposed to changes in interest rates as of September 30, 2007 and December 31, 2006, respectively. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the three and nine months ended September 30, 2007. As of September 30, 2007 and December 31, 2006, we had approximately $200 million and $400 million of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

Our 3.50% Convertible Senior Notes were classified as a current obligation as of September 30, 2007 and December 31, 2006 because specified, market-based conversion provisions were met as of those dates. As such, the holders of these notes have the right to convert the notes and receive from us (i) cash for the principal value of notes and (ii) shares of our common stock or equivalent value of cash at our option in accordance with the terms of the notes. Although holders of these notes have the right to convert in the near term, we do not anticipate holders will elect to convert their notes because the market price of these notes is currently above the estimated conversion value. In the unlikely event that holders of a substantial amount of these notes did elect to convert, we might choose to borrow additional amounts, which would expose us to changes in interest rates. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the convertible notes would not have a material effect on our earnings.

As of September 30, 2007, we had $1.008 billion invested in highly liquid instruments and $119 million invested in auction rate securities. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2007, when compared to the disclosures provided in our 2006 Form 10-K.

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

The tax law is subject to varied interpretations, and we have taken positions related to certain matters where the law is subject to interpretation and where substantial amounts of income tax benefits have been recorded in our financial statements. As we become aware of new interpretations of the relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the likelihood of sustainability or of the amounts that may or may not be sustained upon audit. And as our assessments change, the impact to our financial statements could be material. We believe that the estimates, judgments and assumptions made when accounting for these matters are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in Item 1A of Part II of this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the heading “Risk Management” in Item 2 of Part I of this report is incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation could have a material adverse impact on our financial condition and operating results, on the trading price of our debt and equity securities and on our ability to access the capital markets.

As described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against the KPNQwest matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. We have not recorded reserves in our financial statements for these matters. However, the ultimate outcomes of these matters are still uncertain, and substantial settlements or judgments in these matters could have a significant impact on us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional securities or selling assets.

Further, there are other material proceedings pending against us as described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

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

We continue to carry significant debt. As of September 30, 2007, our consolidated debt was approximately $14.5 billion. Approximately $2.5 billion of our debt obligations comes due over the next three years. In addition, holders of the $1.265 billion of our 3.50% Convertible Senior Notes may elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, we do not anticipate holders will make such an election because the market price of these notes is currently above the estimated conversion value. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. Cash used by us in connection with any purchases of our common stock would not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we become subject to significant judgments, settlements and/or tax payments as further discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report and under the heading “Liquidity and Capital Resources” in Item 2 of Part I of this report or if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions were met. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $850 million revolving Credit Facility, which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

As a significant taxpayer, we are subject to frequent and regular audits from the Internal Revenue Service, or IRS, as well as from state and local tax authorities. These audits could subject us to risks due to adverse positions that may be taken by these tax authorities. Examples of proceedings involving some of these adverse positions are described under the heading “Other Matters” in Note 9—Commitments and Contingencies to our

condensed consolidated financial statements in Item 1 of Part I of this report. In June 2006, we received notices of proposed adjustments on several significant issues for the 2002-2003 audit cycle, including a proposed adjustment disallowing a loss we recognized relating to the sale of our DEX directory publishing business. There is no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

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

•	general conditions in the telecommunications industry.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the third quarter of 2007:

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
July 2007	9,626,507	$9.50	9,626,507	$1,003,332,746
August 2007	7,137,746	$8.82	7,136,292	$940,411,173
September 2007	10,192,695	$9.12	10,187,900	$847,518,026

Total	26,956,948		26,950,699

(1)	In August and September 2007, amounts include 1,454 shares and 4,795 shares of common stock, respectively, delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. As of September 30, 2007, we had repurchased a total of $1.152 billion of common stock under this program.

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

Exhibit Number	Description
(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

(4.6)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.7)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.9)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.10)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

Exhibit Number	Description
(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.14)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.15)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.17)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.18)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.23)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

Exhibit Number	Description
(4.24)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.25)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of option and restricted stock agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-15577).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000- 22609).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Form S-8 filed on January 15, 2004, File No. 333-11923).*

(10.9)	2007 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).*

(10.10)	Summary Sheet Describing the Compensation Package for Qwest Communications International Inc.’s Non-employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-15577).*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Employee Matters Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8- K/A, dated June 26, 1998, File No. 001-14087).

(10.13)	Tax Sharing Agreement between MediaOne Group and U S WEST, dated June 5, 1998 (incorporated by reference to U S WEST’s Current Report on Form 8-K/A, dated June 26, 1998, File No. 001-14087).

Exhibit Number	Description
(10.14)	Registration Rights Agreement, dated August 8, 2006, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.15)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.16)	Form of Amended Employment Agreement, dated as of August 29, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 31, 2007, File No. 001-15577).*

(10.17)	Form of Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

10.18	Aircraft Time Sharing Agreement, dated August 29, 2007, by and between Qwest Business Resources, Inc. and Edward A. Mueller.

(10.19)	Letter Agreement, dated March 2, 2007, by and between John W. Richardson and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.20)	Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.21)	Agreement, dated as of March 7, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.22)	Aircraft Time Sharing Agreement, dated March 22, 2007, by and between Qwest Business Resources, Inc. and John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-15577).

(10.23)	Severance Agreement, dated July 21, 2003, by and between Qwest Services Corporation and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.24)	Severance Agreement, dated September 8, 2003, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.25)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.26)	Letter dated October 17, 2007, from Teresa A. Taylor, Executive Vice President and Chief Administrative Officer, to Paula Kruger, Executive Vice President—Mass Markets (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on October 18, 2007, File No. 001-15577).*

(10.27)	Severance Agreement, dated April 4, 2005, by and between Qwest Services Corporation and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

Exhibit Number	Description
(10.28)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

10.29	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc.*

10.30	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation.*

10.31	Form of U S West, Inc. 1999 Stock Option Plan Non-Qualified Stock Option Agreement between U S West, Inc. and Bill Johnston.*

(10.32)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.33)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.34)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.35)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.36)	Amendment to Amended and Restated Employment Agreement, dated as of February 26, 2007, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 28, 2007, File No. 001-15577).*

(10.37)	Form of Amendment to Amended and Restated Employment Agreement, dated as of August 13, 2007, by and between Richard C. Notebaert and Qwest Services Corporation. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.38)	Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.39)	Agreement, dated as of February 26, 2007, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 28, 2007, File No. 001-15577).*

(10.40)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

Exhibit Number	Description
(10.41)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.42)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.43)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.44)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.45)	Amendment to Amended and Restated Employment Agreement, dated as of March 23, 2007, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 23, 2007, File No. 001-15577).*

(10.46)	Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.47)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.48)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.49)	Aircraft Time Sharing Agreement, dated February 14, 2006, by and between Qwest Business Resources, Inc. and Barry Allen (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, File No. 001-15577).

(10.50)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

(10.51)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

By:	/s/ R. WILLIAM JOHNSTON
R. William Johnston Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer)

October 30, 2007