Form 10-K
period 2007-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2008-02-12
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 8, 2008, 1,767,268,594 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates as of June 29, 2007 was $8.5 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Qwest’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

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

•	Asynchronous Transfer Mode (ATM). A broadband, network transport service utilizing data switches that provides a fast, efficient way to move large quantities of information.

•	Broadband Services. Services used to connect to the Internet through existing telephone lines that operate at higher speeds than dial-up access.

•	Competitive Local Exchange Carriers (CLECs). Telecommunications providers that compete with us in providing local voice and other services in our local service area.

•

Data Integration. Telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 10 gigabits per second.

•	Frame Relay. A high speed data switching technology used primarily to interconnect multiple local networks.

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

ii

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

We provide voice, data, Internet and video services nationwide and globally. We operate most of our business within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

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

Financial Highlights

The below table provides a summary of some of our financial metrics. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Operating results:
Operating revenue	$13,778	$13,923	$13,903
Operating expenses	12,022	12,368	13,048
Income (loss) before income taxes and cumulative effect of changes in accounting principles	664	557	(760)
Income (loss) before cumulative effect of changes in accounting principles	2,917	593	(757)
Net income (loss)	2,917	593	(779)

Cash flow data:
Cash provided by operating activities	3,026	2,789	2,313
Capital expenditures	1,669	1,632	1,613

	December 31,
	2007	2006
	(Dollars in millions)
Balance sheet data:
Total debt	$14,251	$14,892
Working capital deficit*	(636)	(1,506)
Accumulated deficit	(43,084)	(45,907)
Total stockholders’ equity (deficit)	563	(1,445)

*	Working capital deficit is the amount by which our current liabilities exceed our current assets.

Operations

We currently operate in the following three segments: wireline services; wireless services; and other services. Our revenue by segment, including a breakdown of our revenue by major product category, is as follows:

	Years Ended December 31,			Percentage of Revenue
	2007	2006	2005	2007	2006	2005
	(Dollars in millions)
Operating revenue by segment:
Wireline services:
Voice services	$8,109	$8,715	$9,106	59%	63%	66%
Data, Internet and video services	5,073	4,613	4,229	37%	33%	30%

Total wireline services	13,182	13,328	13,335	96%	96%	96%
Wireless services	560	557	527	4%	4%	4%
Other services	36	38	41	—%	—%	—%

Total operating revenue	$13,778	$13,923	$13,903	100%	100%	100%

For additional financial information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and Note 14—Segment Information to our consolidated financial statements in Item 8 of this report.

Customers

We sell our products and services to mass markets, business and wholesale customers. In general, our mass markets customers include consumers and small businesses. Our business customers include local, national and global businesses, governmental entities and educational institutions. Our wholesale customers are other telecommunications providers that purchase our products and services to sell to their customers or that purchase our access services that allow them to connect their customers and their networks to our network.

We sell our products and services to mass markets customers using a variety of channels, including our sales and call centers, our website, telemarketing and retail stores and kiosks. We sell our products and services to business and wholesale customers through direct sales, partnership relationships and arrangements with third-party agents.

Substantially all of our revenue comes from customers located in the United States, and substantially all of our long-lived assets are located in the United States.

Products and Services

Our products and services include voice, data, Internet, video and wireless services. We offer many of our customers the ability to bundle together several products and services. For example, we offer our mass markets customers “digital voice” services, which consist of integrated and unlimited local and long-distance services. These customers can also bundle two or more services such as broadband access, video, digital voice and wireless. In addition, we offer combinations of features and services relating to a single access line (such as 3-way calling and call forwarding). We believe these customers value the convenience of, and price discounts associated with, receiving multiple services from a single provider. Described below is additional information about the key products and services we offer through our wireline, wireless and other segments.

Wireline Products and Services

We offer wireline products and services in a variety of categories that help people and businesses communicate. Our telecommunications network consists of copper cables, fiber optic broadband cables, voice and data switches and other equipment we need to provide our wireline products and services. The majority of our network is located in our local service area. Within our local service area, our network serves approximately 13 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN.

Below are descriptions of the key categories of our wireline products and services.

Voice Services

Local Voice Services

Within our local service area, we originate, transport and terminate local voice services. We provide various local voice services to our mass markets and business customers, including basic local exchange services and switching services for customers’ communications through facilities that we own. We also provide enhanced features with our local voice exchange services, such as caller ID, call waiting, call return, 3-way calling, call forwarding and voice mail.

Additionally, we provide local voice services to wholesale customers. Our wholesale local voice services include network transport, billing services and access to our telecommunications network by other telecommunication providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our network. We also sell unbundled network elements, or UNEs, which allow our wholesale customers to use our network or a combination of our network and their own networks to provide local voice and data services to their customers.

Long-Distance Voice Services

We provide domestic and international long-distance voice services to our mass markets, business and wholesale customers. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States. Our wholesale customers are other carriers and resellers that buy services from us in large quantities and provide these services to their customers.

Access Services

We also provide services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services.

Data, Internet and Video Services

We provide data and Internet services nationally and globally and video services in our local service area. Our customers use these products and services in a variety of ways. Our mass markets customers generally use our services to access the Internet and Internet-based services. These customers also use our video services, including resold satellite digital television and traditional cable-based video. Our business customers use our services to access the Internet and Internet-based services, as well as to connect to private networks and to conduct internal and external data transmissions such as transferring files from one location to another. Our wholesale customers use our facilities for collocation and use our private line services to connect their customers and their networks to our network.

Revenue from our data, Internet and video services currently represents 37% of our total revenue, and these services are our fastest growing source of revenue. These offerings are described below.

•

Broadband services. Our broadband services allow customers to connect to the Internet through their existing telephone lines at higher speeds than dial-up access. Substantially all of our broadband customers are located within our local service area.

•

Data integration. Data integration includes telecommunications equipment located on customers’ premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and other business customers. We also provide value added services and integrated solutions that make communications more secure, reliable and efficient for our business customers.

•

Private line. Private line is a direct circuit or channel specifically dedicated to a customer for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites.

•

Multi-Protocol Label Switching (MPLS). MPLS is standards-approved data networking technology, compatible with existing ATM and frame relay networks that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks. This technology allows network operators a great deal of flexibility to divert and route traffic around link failures, congestion and bottlenecks. We sell MPLS-based services primarily to our business customers under our iQ Networking trademark.

•

Web hosting and related services. Web hosting includes providing space, power, bandwidth and managed services in data centers. We also offer a variety of server and application management, back-up, disaster recovery, and professional web design services. We currently operate 15 web hosting centers, or CyberCentersSM, in 11 metropolitan areas.

•

VoIP services. VoIP service is an application that provides real-time, two-way voice communication similar to our traditional voice services that originates in the Internet protocol over a broadband connection and often terminates on the PSTN.

•	Video services. Video services include both resold satellite digital television programming and traditional cable-based video.

In addition, we continue to provide several traditional data and Internet services. These services include our traditional wide area network products (such as ATM, frame relay, DIA, and VPN), ISDN and Internet dial-up access.

Wireless Products and Services

We sell wireless services, including access to a nationwide wireless network, to mass markets and business customers. Our wireless customers are located primarily in our local service area and typically buy our wireless services as part of a bundle with one or more of our other services. We offer our wireless customers a broad range of plans and features, including custom and enhanced features similar to those offered on our traditional voice products, enhanced voice calling, two-way text messaging and data services. We also offer an integrated service that enables customers to use the same telephone number and voice mailbox for their wireless phone as for their home or business phone.

Other Services

Our other services include the subleasing of some of our unused real estate, such as space in our office buildings, warehouses and other properties. The majority of these properties are located in our local service area.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

Either directly or through our subsidiaries, we own or have licenses to various patents, trademarks, trade names, copyrights and other intellectual property necessary to conduct our business. We believe it is unlikely that we could lose any intellectual property rights that are material to our business.

Competition

We compete in a rapidly evolving and highly competitive market, and we expect competition will continue to intensify. Regulatory developments and technological advances over the past several years have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced some consolidation and several of our competitors have consolidated with other telecommunications providers. The resulting consolidated companies are generally larger, have more financial and business resources and have greater geographical reach than we do.

Wireline Services

Voice Services

Local Voice Services

Although our status as an incumbent local exchange carrier, or ILEC, helps make us the leader in providing voice services in our local service area, competition in this market is continually increasing. Many consumers are substituting cable, wireless and VoIP for traditional telecommunications services, which has increased the number and type of competitors within our industry and has decreased our market share. As a result of this product substitution, we face greater competition in providing wireline services from wireless providers (including ourselves) and from broadband service providers, including cable companies and VoIP providers. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

Competition is based primarily on pricing, packaging of services and features, quality of service and on meeting customer care needs. We believe consumers value the simplicity and convenience of receiving multiple services from a single provider. Within the telecommunications industry, these services may include telephone, wireless, video and Internet access. Accordingly, we and our competitors continue to develop and deploy more innovative product bundling and combined billing options in an effort to retain and gain customers.

Many of our competitors are subject to fewer regulations than we are, which affords them competitive advantages against us. Under federal regulations, traditional telecommunication providers are able to interconnect their networks with ours, resell our local services or lease separate parts of our network (UNEs) in order to provide competitive local voice services. Generally, we have been required to provide these functions and services at wholesale rates, which allows our competitors to sell their services at lower prices. However, these rules have been and continue to be reviewed by state and federal regulators. For additional discussion of regulations affecting our business, see “Regulation” below. In addition, wireless and broadband service providers generally are subject to less or no regulation, which allows them to operate with lower costs than we are able to operate.

Long-Distance Voice Services

In providing long-distance voice services, we compete primarily with national telecommunications providers, such as AT&T Inc., Sprint Nextel Corporation and Verizon Communications Inc. We also increasingly compete with wireless providers and broadband service providers, including cable companies and VoIP providers.

Competition in the long-distance market is based primarily on price, customer service, quality and reliability. Competition for business customers is also based on the ability to provide nationwide services, and competition for wholesale customers is based on available capacity. We compete with national telecommunications providers and wireless and broadband service providers that often have significant name recognition in the national long-distance markets. These competitors also have substantial financial and technological resources that allow them to compete more effectively against us. As such, they have been able to retain and gain market share. In addition, as some of these competitors have consolidated to form larger companies, their name recognition and financial and technological resources have increased.

Access Services

We provide access services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services. We face significant competition for access services from competitive local exchange carriers. Our access service customers face competitive pressures in their businesses that are similar to those we face in our business. To the extent these competitive pressures have resulted in decreased demand for their services, demand for our access services has also declined.

Data, Internet and Video Services

In providing data, Internet and video services to our mass markets customers, we compete primarily with broadband service providers, including cable providers and national telecommunications providers. In providing data and Internet services to our business customers, we compete primarily with national telecommunications providers and smaller regional providers. We also compete with large integrators that are increasingly providing customers with data services. By doing so, these competitors take traffic off of our network.

Competition is based on network reach and bandwidth, as well as quality, reliability, customer service and price. Many of our competitors in this market are not subject to the same regulatory requirements as we are, and therefore they are able to avoid significant regulatory costs and obligations, such as the obligations to make UNEs available to competitors and to provide competitive access services.

Wireless Services

The market for wireless services is highly competitive. We compete with national carriers, such as AT&T Inc., Sprint Nextel Corporation and Verizon Communications Inc., as well as regional carriers. We expect competition in this market to continue to increase as additional spectrum is made available within our local service area. This may attract new competitors to the market and may allow current competitors the opportunity to increase their coverage areas and service quality. Our future competitive position will depend on our ability to retain and gain subscribers through the bundling of these services with our other products and services. Competition is based on coverage area, price, services, features, handsets, technical quality and customer service.

Regulation

We are subject to significant state and federal regulation. Interstate communications (including international communications that originate or terminate in the U.S.) are regulated by the Federal Communications Commission, or FCC, pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other laws. Intrastate communications are regulated by state utilities commissions pursuant to state utility laws. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for regulated services, where required.

Each state has its own unique set of constitutional provisions, statutes, regulations, stipulations and practices that impose restrictions or limitations on the regulated entities’ activities. For example, jurisdictions may restrict the manner in which a regulated entity can interact with affiliates, transfer assets, issue debt and engage in other business activities.

In several proceedings, including Doty v. Qwest Corporation, the Montana Public Service Commission is considering whether to order a reduction in the prices that our wholly owned subsidiary, Qwest Corporation, or

QC, is allowed to charge its retail residential and small business customers for intrastate telecommunications services in Montana. The proceedings are at an early stage, and QC has asserted legal defenses in these matters, but the complainants have asked the commission to order QC to reduce its prices for telecommunications services in Montana.

Interconnection

The FCC and state commissions continue to interpret the obligations of ILECs under the Telecommunications Act of 1996 to interconnect their networks with other telecommunications providers and allow competing local exchange carriers, or LECs, to resell ILECs’ services and use ILECs’ facilities as unbundled network elements. The FCC’s rules establish our obligations in our local service area and affect our ability to compete outside of our local service area. The FCC has provided us limited unbundling relief in our Omaha, Nebraska service area.

Intercarrier Compensation and Access Pricing

The FCC has initiated a number of proceedings that could affect the rates and charges for services that we sell to or purchase from other carriers and for traffic that we exchange with other carriers. The FCC has been considering comprehensive reform of these charges, known as “intercarrier compensation,” in a proceeding that has been open for several years. This proceeding could result in fundamental changes in the charges we collect from other carriers and our end-users. This proceeding is not yet complete, and, because of its complexity and economic significance, may not be completed for some time. This complexity is due in part to the difficulty in applying the existing rules to new types of traffic for which accurate billing is difficult to assure or verify (sometimes referred to as “phantom traffic”). The FCC may address discrete intercarrier compensation issues, such as compensation for phantom traffic, prior to completing comprehensive reform. State commissions also periodically open proceedings to change the rates that we or other local carriers charge to terminate and originate intrastate calls.

In January 2005, the FCC initiated a proceeding to examine whether ILEC special access rates should be reduced and pricing flexibility for those services should be curtailed. This proceeding remains pending before the FCC.

In October 2007, the FCC initiated a rulemaking proceeding to consider the rules, tariffs and rates governing switched access rates charged by rural LECs experiencing substantial growth in demand for terminating services, often resulting from arrangements with companies providing free calling services. This proceeding responded to complaints filed by our subsidiary, Qwest Communications Corporation, or QCC, and other long-distance telecommunications providers asserting that rural LECs are engaging in arrangements with providers of free calling services, such as conference calling, chat lines and international calling. Under these arrangements, the calls are placed to a local number within the LEC’s exchange, resulting in dramatic increases in access charges paid by long-distance telecommunications providers to terminate those calls. The resulting revenues are shared by the LECs and the providers of free calling services. This proceeding remains pending before the FCC.

Voice Over Internet Protocol and Broadband Internet Access Services

The FCC has issued an order preempting state telecommunication service regulation over voice services provided over the Internet, known as “VoIP.” In March 2007, the Eighth Circuit Court of Appeals affirmed the FCC’s order, and this order is final.

In March 2004, the FCC instituted a rulemaking proceeding addressing many issues related to VoIP and other Internet services. In this proceeding, the FCC is considering a number of issues that could affect intercarrier compensation rules and other federal or state requirements, such as programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The

FCC is also considering whether VoIP services should be classified as unregulated “information services” or regulated “telecommunications services” under the Communications Act of 1934. The FCC may also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation and other issues involving IP-enabled services, including access by disabled persons and applicability of law enforcement statutes. This proceeding remains pending. In another proceeding in 2006, the FCC required providers of VoIP services to make contributions to support “universal service,” based on a percentage of their revenues from those services. In June 2007, the D.C. Circuit Court of Appeals upheld the FCC’s decision to require universal service contributions from VoIP providers, and that decision is final. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified. While we stand to benefit from growth in VoIP, it could also contribute to further declines in our local exchange services.

In September 2005, the FCC issued an order reclassifying certain ILEC wireline broadband Internet access offerings as information services no longer subject to tariffing or other common carrier obligations. We have eliminated these offerings from our federal tariffs, which allows us to tailor our wireline broadband Internet access offerings to specific customer needs. In October 2007, the Third Circuit Court of Appeals upheld the FCC’s order. In June 2006, we filed a petition asking the FCC to apply similar regulatory relief to our other broadband services. In September 2007, we withdrew that petition and then filed a similar petition. A decision from the FCC is expected by the end of 2008.

Universal Service

The FCC maintains a number of “universal service” programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries and rural health care providers. These programs, which totaled over $6 billion annually in recent years, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. Currently, universal service contributions are assessed at a rate of approximately 11% of interstate and international end-user telecommunications revenues. The FCC is actively considering a new contribution methodology based on telephone numbers, which could significantly increase our universal service contributions. While we would have the right to pass these charges on to our customers, the additional charges could affect the demand for certain telecommunications services. If a telephone number contribution methodology is adopted, it will likely apply to all wireline, wireless and VoIP service providers.

We are also currently the recipient of approximately $75 million annually in federal universal service subsidies (excluding amounts received through the schools, libraries and rural health care programs). The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

Employees

As of December 31, 2007, we employed approximately 37,000 people.

Approximately 21,000 of our employees are covered by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. Our current three-year agreements with the CWA and IBEW will expire on August 16, 2008. See the discussion of risks relating to the renegotiation of these agreements in “Risk Factors—Other Risks Relating to Qwest” in Item 1A of this report.

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

We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition in providing wireline services from cable companies, wireless providers (including ourselves), facilities-based providers using their own networks as well as those leasing parts of our network, and resellers. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

We are continually evaluating our responses to these competitive pressures. Our most recent responses include product bundling and packaging and our continuing focus on customer service. However, we may not be successful in these efforts. We may not be able to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as wireless services and satellite video services. Even if we are successful, these initiatives may not be sufficient to offset our continuing loss of access lines. If these initiatives are unsuccessful or insufficient and our revenue declines significantly without corresponding cost reductions, this will cause a significant deterioration to our results of operations and financial condition and adversely affect our ability to service debt, pay other obligations, or enhance shareholder returns.

Consolidation among participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial performance.

The telecommunications industry has experienced some consolidation, and several of our competitors have consolidated with other telecommunications providers. This consolidation results in competitors that are larger and better financed and affords our competitors increased resources and greater geographical reach, thereby enabling those competitors to compete more effectively against us. We have begun to experience and expect further increased pressures as a result of this consolidation and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial performance.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share.

The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services, such as broadband data, wireless, video and VoIP services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect the trading price of our securities.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the securities-related matters pending against us, including the KPNQwest litigation, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt and equity securities and on our ability to access the capital markets.

As described in “Legal Proceedings” in Item 3 of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution. In addition, the outcome of the pending appeal of the decision approving the settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by us in connection with indemnification claims by Messrs. Nacchio and Woodruff.

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

We are subject to significant state and federal regulation. Interstate communications (including international communications that originate or terminate in the U.S.) are regulated by the FCC, pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other laws. Intrastate communications are regulated by state utilities commissions, pursuant to state utility laws. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for regulated services, where required. We are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. See additional information about regulations affecting our business in “Business—Regulation” in Item 1 of this report.

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

We continue to carry significant debt. As of December 31, 2007, our consolidated debt was approximately $14.3 billion. Approximately $3.6 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”), which we may elect to redeem, and holders may elect to convert, in November 2010. In addition, holders of these 3.50% Convertible Senior Notes” may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, we do not anticipate holders will make such an election because these notes have historically traded at market prices above the estimated conversion values. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, on October 4, 2006 our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years, and on December 13, 2007 our Board of Directors declared a quarterly dividend totaling approximately $140 million, which will be paid in the first quarter of 2008. It is also the expectation of our Board of Directors to pay a quarterly dividend going forward. Cash used by us to purchase our common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions were met or if we become subject to significant judgments, settlements and/or tax payments as further discussed in “Legal Proceedings” in Item 3 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $850 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in “Legal Proceedings” in Item 3 of this report.

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

The industry in which we operate is capital intensive and, as such, we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue in some areas of our business is decreasing. While we believe that our planned level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

Adverse changes in the value of assets or obligations associated with our employee benefit plans could negatively impact our stockholders’ equity balance.

We maintain a qualified pension plan, a nonqualified pension plan and post-retirement benefit plans. Our consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligations or a significant decrease of the asset values without necessarily impacting our net income. In addition, our benefit obligations could increase significantly if we need to unfavorably revise the assumptions we used to calculate the obligations. Because the combined value of plan assets and the combined benefit obligations are each approximately 20 times larger than our stockholders’ equity as of December 31, 2007, these adverse changes could have a significant negative impact on our stockholders’ equity. Stockholders’ equity is one of several measures used by certain customers and vendors, among others, to evaluate a company’s financial condition. As such, a significant negative impact on our stockholders’ equity could adversely impact our competitiveness in obtaining favorable purchase arrangements and make it more challenging to compete for certain sales contracts, among other things.

In addition, with respect to our qualified pension plan, adverse changes could require us to contribute a material amount of cash to the plan or could accelerate the timing of any required payments. However, based on current actuarial analyses and forecasts, we do not expect to be required to make any such contributions in the near term.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits by the Internal Revenue Service, or IRS, as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities. In June 2006, we received notices of proposed adjustments on several significant issues for the 2002–2003 audit cycle, including a proposed adjustment disallowing a loss relating to the sale of our DEX directory publishing business. We have reached a tentative settlement with the IRS on several of these issues, including the DEX sale, as described in Note 3—Income Taxes to our consolidated financial statements in Item 8 of this report. These settlements are subject to formal review and approval by the IRS, and there is no assurance that these settlements will ultimately be effected in accordance with our expectations.

Because prior to 1999 we were a member of affiliated groups filing consolidated U.S. federal income tax returns, we could be severally liable for tax examinations and adjustments not directly applicable to current members of the Qwest affiliated group. Tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not generally provided for liabilities attributable to former affiliated companies or for claims they have asserted or may assert against us.

We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results or our net operating loss carryforwards.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current three-year agreements with the CWA and the IBEW will expire on August 16, 2008. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Components of gross investment in property, plant and equipment:
Land and buildings	7%	7%
Communications equipment	43%	44%
Other network equipment	45%	44%
General-purpose computers and other	5%	5%

Total	100%	100%

Our property, plant and equipment are used primarily in our wireline services segment. Land and buildings consists of land, land improvements, central office and certain administrative office buildings. Communications equipment consists primarily of switches, routers and transmission electronics. Other network equipment includes primarily conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $46.6 billion and $46.4 billion at December 31, 2007 and 2006, respectively, before deducting accumulated depreciation.

We own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our communications equipment and other network equipment is located in buildings that we own or on land within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or their expiration.

In addition, several putative class actions have been filed against us disputing our use of certain rights-of-way as described in “Legal Proceedings—Other Matters” in Item 3 of this report. If we lose any of these rights-of-way or are unable to renew them, we may find it necessary to move or replace the affected portions of our network. However, we do not expect any material adverse impacts as a result of the loss of any of these rights.

For additional information, see Note 7—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report.

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

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our former directors, officers and employees with respect to certain of the matters described below, and we have been advancing legal fees and costs to many former directors, officers and employees in connection with the securities actions and certain other matters.

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

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, a panel of Tenth Circuit judges held that the federal district court order overruling Nacchio and Woodruff’s objections to the settlement was not sufficiently specific, and it instructed the district court to provide a more detailed explanation for overruling those objections. We have asked the full Tenth Circuit to review the panel’s decision. The ultimate outcome of the pending appeal of the decision approving the settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by us in connection with indemnification claims by Messrs. Nacchio and Woodruff.

KPNQwest Litigation/Investigation

In 2006, we and the other defendants reached settlements of a putative class action filed against us and others in the federal district court for the Southern District of New York on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which we were a major shareholder). The plaintiffs had alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. In 2007, the court approved the settlements, which were then implemented. Certain individuals and entities were excluded from the settlement class at their request. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have filed actions against us, as described below, and we are vigorously defending against these claims. We expect that at least some of the other persons who were excluded from the settlement class will also pursue actions against us if we are unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against us, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $320 million based on the exchange rate on December 31, 2007).

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which Qwest has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

QCC is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under FCC regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

QC is a defendant in litigation brought by several owners of payphones relating to the rates QC charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners claim that QC charged more for payphone access lines than QC was permitted to charge under the applicable FCC rules. Two lawsuits are pending, one filed in the United States District Court for the Western District of Washington, the other in the United States District Court for the District of Utah. The Washington lawsuit resulted in reversal of the district court’s dismissal order by the Ninth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. In the Utah case, the Tenth Circuit Court of Appeals reversed a dismissal by the district court and directed that the district court refer several issues to the FCC for resolution. A proceeding against QC is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving QC, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding that which was permitted under the applicable FCC rules. QC will vigorously defend against these actions.

A putative class action purportedly filed on behalf of certain of our retirees was brought against us and certain other defendants in Federal District Court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. We believe that our reduction of the life insurance benefit was permissible under applicable law and plan documents and will vigorously defend against this action.

We have tax related matters pending against us, certain of which are before the Appeals Office of the IRS. In addition, tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not generally provided for liabilities attributable to former affiliated companies or for claims they have asserted or may assert against us. We believe that we have adequately provided for these tax-related matters. If the recorded reserves for these tax-related matters are insufficient, we could be required to record additional amounts in future periods.

Matter Resolved in the Fourth Quarter of 2007

On September 1, 2006, Ronald A. Katz Technology Licensing, L.P., or Katz, filed a lawsuit in Federal District Court in Delaware against us (including a number of our subsidiaries). The lawsuit alleged infringement by us of 24 patents. The lawsuit was consolidated with numerous other lawsuits against unrelated entities before the United States District Court for the Central District of California. The complaint against us generally alleged infringement based on our use of interactive voice response systems to automate processing of customer calls to us. Katz sought unspecified damages, trebling of damages based on alleged willful infringement, attorney’s fees and injunctive relief. In December 2007, we entered into a settlement agreement with Katz under which we agreed to purchase from Katz a nonexclusive license for interactive voice applications patented by Katz.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Qwest Common Stock

Our common stock is listed on the New York Stock Exchange under the trading symbol “Q.” On February 8, 2008, we had approximately 296,000 stockholders of record, although there are a significantly larger number of beneficial holders of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

	Market Price
	High	Low
2007
Fourth quarter	$9.58	$6.23
Third quarter	9.96	8.05
Second quarter	10.45	8.68
First quarter	9.16	7.87

2006
Fourth quarter	$9.03	$7.41
Third quarter	9.22	7.46
Second quarter	8.09	6.12
First quarter	7.48	5.10

We did not pay any cash dividends on our common stock in 2007 or 2006. Some of our debt instruments contain restrictions on the amount of dividends we can pay. See Note 9—Borrowings to our consolidated financial statements in Item 8 of this report for more information about these restrictions. The most restrictive covenant currently is under our Credit Facility, which is currently undrawn. The Credit Facility currently allows us to pay dividends and repurchase shares up to $1.7 billion, plus any cumulative net income and net proceeds from the issuance of common stock, less any dividends paid or shares repurchased. In addition, like other companies that are incorporated in Delaware, we are also limited by Delaware law in the amount of dividends we can pay.

In December 2007, our Board of Directors declared a dividend of $0.08 per share, payable on February 21, 2008, to shareholders of record on February 1, 2008. It is the expectation of our Board of Directors to pay a quarterly dividend going forward.

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the fourth quarter of 2007:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 2007	11,879,532	$8.73	11,879,532	$743,770,694
November 2007	12,465,007	$6.59	12,463,064	$661,603,438
December 2007	5,697,852	$7.02	5,695,987	$621,605,587

Total	30,042,391		30,038,583

(1)	Amounts for November and December 2007 included 1,943 and 1,865 shares of common stock, respectively, delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.

(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. As of December 31, 2007, we had repurchased a total of $1.378 billion of common stock under this program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by the sale of our directory business in 2003 and various changes in accounting principles including:

•	the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which was effective for us on January 1, 2007;

•

the adoption of Statement of Financial Accounting Standards, or SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” or SFAS No. 158, which was effective for us on December 31, 2006;

•	the adoption of SFAS No. 123(R), “Share-Based Payment,” which was effective for us on January 1, 2006;

•	the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which was effective for us on December 31, 2005; and

•	the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” which was effective for us on January 1, 2003.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions, shares in thousands except per share amounts)
Operating revenue	$13,778	$13,923	$13,903	$13,809	$14,288
Operating expenses	12,022	12,368	13,048	14,097	14,542
Income (loss) before income taxes and cumulative effect of changes in accounting principles	664	557	(760)	(1,706)	(1,832)
Income (loss) before cumulative effect of changes in accounting principles	2,917	593	(757)	(1,794)	(1,313)
Income from and gain on discontinued operations, net of taxes	—	—	—	—	2,619
Cumulative effect of changes in accounting principles, net of taxes	—	—	(22)	—	206
Net income (loss)(1)	2,917	593	(779)	(1,794)	1,512

Basic earnings (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles	$1.59	$0.31	$(0.41)	$(1.00)	$(0.76)
Net income (loss)	1.59	0.31	(0.42)	(1.00)	0.87

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles	1.52	0.30	(0.41)	(1.00)	(0.76)
Net income (loss)	1.52	0.30	(0.42)	(1.00)	0.87

Weighted average shares outstanding:
Basic	1,829,244	1,889,857	1,836,374	1,801,405	1,738,766
Diluted	1,920,766	1,971,545	1,836,374	1,801,405	1,738,766

Dividends declared per common share	$0.08	$—	$—	$—	$—

Other data:
Cash provided by operating activities	$3,026	$2,789	$2,313	$1,848	$2,175
Cash used for investing activities	1,601	1,700	459	1,905	2,730
Cash used for financing activities	1,764	694	2,159	158	4,856
Capital expenditures	1,669	1,632	1,613	1,731	2,088

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Balance sheet data:
Total assets	$22,532	$21,239	$21,497	$24,324	$26,343
Total debt(2)	$14,251	$14,892	$15,480	$17,286	$17,508
Total debt to total capital ratio(3)	96%	111%	126%	118%	106%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in Item 7 of this report for a discussion of unusual items affecting the results for 2007, 2006 and 2005. Results for 2004 and 2003 were affected by the items described above and by the following items (shown net of taxes):

•

2004 net income includes a charge of $550 million ($0.31 per basic and diluted share) for litigation related losses, a net charge of $211 million ($0.12 per basic and diluted share) for restructuring costs and a charge of $113 million ($0.06 per basic and diluted share) for asset impairment charges resulting from efforts to sell certain assets and the abandonment of various leased long-term network capacity routes.

•

2003 net income includes a charge of $140 million ($0.08 per basic and diluted share) for an impairment of assets and a net charge of $241 million ($0.14 per basic and diluted share) resulting from the termination of services arrangements with Calpoint and another service provider.

(2)	Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations” in Item 7 of this report.

(3)	The total debt to total capital ratio is a measure of the percentage of total debt in our capital structure. The ratio is calculated by dividing total debt by total capital. Total debt includes current portion of long-term borrowings and long-term borrowings—net as reflected on our consolidated balance sheets. Total capital is the sum of total debt and total stockholders’ equity or deficit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview and Presentation

We provide voice, data, Internet and video services nationwide and globally. We continue to generate the majority of our revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

Our operating revenue is generated from our wireline, wireless and other services segments. An overview of our segment results is provided in Note 14—Segment Information to our consolidated financial statements in Item 8 of this report. Segment discussions reflect the way we have reported our operating results to our Chief Operating Decision Maker, or CODM. In August 2007, Edward A. Mueller became our Chairman and Chief Executive Officer and our new CODM, and during 2007 he continued to use these same segments to evaluate performance and allocate resources. However, we will adjust our reporting segments in 2008 to reflect changes in how our CODM will be managing our business beginning in 2008.

Segment discussions include revenue results for each of our customer channels within the wireline services segment: mass markets, business and wholesale. Segment results presented in this Item and in Note 14—Segment Information to our consolidated financial statements in Item 8 of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

We have reclassified certain prior year revenue, expense and access line amounts to conform to the current year presentation.

We are reviewing the definitions we use to classify expenses as cost of sales, selling expenses or general and administrative expenses. We expect to make changes to these definitions in the first quarter of 2008 to better reflect the manner in which we intend to manage our business going forward. These definitional changes could result in approximately $500 million to $700 million annually moving from the cost of sales category to either selling expenses or general and administrative expenses. These definitional changes will have no impact on our total operating expenses or net income for any period.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services represented 37% of our total revenue for the year ended December 31, 2007 and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products to more advanced technologies. As a result, we continue to focus on these more-advanced, high-growth products, which include broadband services, private line, MPLS-based services sold as iQ Networking™, VoIP and video. The revenue increases from these more-advanced, high-growth products have outpaced revenue declines from traditional data, Internet and video services, such as ATM, frame relay, DIA, VPN and Internet dial-up access.

We also continue to focus on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We believe the ability to continually increase connection speeds is competitively important. As such, we continue to invest in increasing our available connection speeds to meet customer demand. We reached 2.6 million broadband subscribers as of December 31, 2007 compared to 2.1 million and 1.5 million as of the same date in 2006 and 2005, respectively. We expect broadband subscriber growth to continue, even though we expect to face continuing competition for these subscribers.

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Product bundling, as described below, has been one of our responses to access line losses.

•

Product bundling. We offer many of our customers the ability to bundle several products and services. For example, we offer our mass markets customers “digital voice” services, which consist of integrated and unlimited local and long-distance services. These customers can also bundle two or more services such as broadband access, video, digital voice and wireless. In addition to our bundle discounts, we also offer a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. This “Price for Life” guarantee allows qualifying customers to lock-in their monthly broadband charges for as long as they qualify. We also offer combinations of features and services relating to a single access line (such as 3-way calling and call forwarding). We believe customers value the convenience of, and price discounts associated with, receiving multiple services from a single provider. As a result of these offerings, our sales of bundled products have increased. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles have positively impacted customer retention and revenue per customer has increased since the introduction of our bundled offerings.

•

Variable expenses. Expenses associated with products and services such as wireless, long-distance and certain data, Internet and video services tend to be more variable in nature than expenses associated with our traditional telecommunications services such as local voice. As our revenue mix shifts away from traditional telecommunications services, our expense structure has become more variable in nature. We expect this shift, combined with regulatory and market pricing forces, will continue to partially offset other cost saving initiatives.

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

•

Wireline services. We provide voice services and data, Internet and video services primarily through our telecommunications network to our mass markets, business and wholesale customers. Our wireline services include the following:

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

•	Data, Internet and video services. Data, Internet and video services represent our fastest growing source of revenue. These services include:

•	broadband access, which we offer to mass markets and business customers;

•	more advanced data and Internet services such as data integration, private line, MPLS, web hosting and VoIP, which we offer to business and wholesale customers;

•	traditional data and Internet services such as ATM, frame relay, DIA, VPN, ISDN and Internet dial-up access, which we offer primarily to business and wholesale customers; and

•	video services, including resold satellite digital television and traditional cable-based video, which we offer primarily to mass markets customers.

•

Wireless services. We sell wireless products and services, including access to a nationwide wireless network, to mass markets and business customers within our local service area. We also offer an integrated service, which enables customers to use the same telephone number and voice mailbox for their wireless phone as for their home or business phone. Our wireless products and services are primarily marketed to consumers as part of our bundled offerings.

•	Other services. Other services include the subleasing of space in our office buildings, warehouses and other properties.

Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these.

The following table summarizes our results of operations for the years ended December 31, 2007, 2006 and 2005 and the number of employees as of December 31, 2007, 2006 and 2005:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
	(Dollars in millions, except per share amounts and employee headcount)
Operating revenue	$13,778	$13,923	$13,903	$(145)	$20	(1)%	— %
Operating expenses	12,022	12,368	13,048	(346)	(680)	(3)%	(5)%
Other expense—net	1,092	998	1,615	94	(617)	9%	(38)%

Income (loss) before income taxes and cumulative effect of changes in accounting principles	664	557	(760)	107	1,317	19%	nm
Income tax benefit	2,253	36	3	2,217	33	nm	nm

Income (loss) before cumulative effect of changes in accounting principles	2,917	593	(757)	2,324	1,350	nm	nm
Cumulative effect of changes in accounting principles—net of taxes	—	—	(22)	—	22	nm	nm

Net income (loss)	$2,917	$593	$(779)	$2,324	$1,372	nm	nm

Earnings (loss) per share:
Basic	$1.59	$0.31	$(0.42)	$1.28	$0.73	nm	nm
Diluted	$1.52	$0.30	$(0.42)	$1.22	$0.72	nm	nm

Employees (as of December 31)	36,843	38,383	39,641	(1,540)	(1,258)	(4)%	(3)%

nm—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Revenue

2007 COMPARED TO 2006

The following table compares our operating revenue by segment, including the detail by customer channels within our wireline services segment:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Mass markets	$3,736	$3,999	$(263)	(7)%
Business	1,140	1,231	(91)	(7)%
Wholesale	609	682	(73)	(11)%

Total local voice services	5,485	5,912	(427)	(7)%

Long-distance services:
Mass markets	651	640	11	2%
Business	534	554	(20)	(4)%
Wholesale	915	1,059	(144)	(14)%

Total long-distance services	2,100	2,253	(153)	(7)%

Access services	524	550	(26)	(5)%

Total voice services	8,109	8,715	(606)	(7)%

Data, Internet and video services:
Mass markets	1,185	870	315	36%
Business	2,408	2,341	67	3%
Wholesale	1,480	1,402	78	6%

Total data, Internet and video services	5,073	4,613	460	10%

Total wireline services revenue	13,182	13,328	(146)	(1)%
Wireless services revenue	560	557	3	1%
Other services revenue	36	38	(2)	(5)%

Total operating revenue	$13,778	$13,923	$(145)	(1)%

Wireline Services Revenue

Voice Services

Local voice services. Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Additionally, but to a lesser extent, local voice services revenue decreased due to lower Universal Service Fund, or USF, revenue primarily due to the elimination of the USF assessment on certain products in late 2006. This decrease also reduced our expense by a similar amount. Wholesale local services revenue continued to be affected by a declining demand for UNEs.

The following table summarizes our access lines by customer channel as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006	Decrease	% Change
	(in thousands)
Mass markets	8,694	9,422	(728)	(8)%
Business	2,803	2,878	(75)	(3)%
Wholesale	1,292	1,495	(203)	(14)%

Total access lines	12,789	13,795	(1,006)	(7)%

Long-distance services. Long-distance services revenue decreased primarily due to declining volumes in our wholesale channel as industry consolidation continues to affect our revenue.

Access services. Access service revenue decreased primarily due to access line losses in our mass markets and business channels, which decreased demand from interexchange carriers that provide long distance service to our local customers.

Data, Internet and Video Services

Data, Internet and video services revenue in our mass markets channel increased primarily due to an increase in broadband subscribers of approximately 22% and, to a lesser extent, an increase in satellite video subscribers. The growth in broadband services revenue resulted from continued increased penetration as customers migrated from dial-up Internet connections as well as customers upgrading to higher speed Internet connections.

Data and Internet services revenue in our business channel increased slightly primarily due to growth in strategic products, including private line, iQ Networking™, web hosting and VoIP. This growth in revenue was partially offset by a decline in traditional data services including frame relay, DIA, VPN and Internet dial-up access. Internet dial-up access services declined as we de-emphasized these services in 2006 due to advances in technology and the continuing margin decline on these services.

The increase in data and Internet services revenue in our wholesale channel was primarily due to growth in our long-distance VoIP and private line services. Our long-distance VoIP revenue increased as customers migrated to an integrated data technology, which allows them to maintain a single network. Additionally, our private line revenue increased primarily due to volume growth.

Wireless Services Revenue

Wireless services revenue increased due to a 3% increase in subscribers and higher USF revenue. The increases in revenue were partially offset by a decrease in wireless equipment revenue resulting from lower equipment prices.

2006 COMPARED TO 2005

The following table compares our operating revenue by segment including the detail by customer channels within our wireline services segment:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Wireline services revenue:
Voice services:
Local voice services:
Mass markets	$3,999	$4,191	$(192)	(5)%
Business	1,231	1,279	(48)	(4)%
Wholesale	682	756	(74)	(10)%

Total local voice services	5,912	6,226	(314)	(5)%

Long-distance services:
Mass markets	640	562	78	14%
Business	554	567	(13)	(2)%
Wholesale	1,059	1,087	(28)	(3)%

Total long-distance services	2,253	2,216	37	2%

Access services	550	664	(114)	(17)%

Total voice services	8,715	9,106	(391)	(4)%

Data, Internet and video services:
Mass markets	870	622	248	40%
Business	2,341	2,307	34	1%
Wholesale	1,402	1,300	102	8%

Total data, Internet and video services	4,613	4,229	384	9%

Total wireline services revenue	13,328	13,335	(7)	—%
Wireless services revenue	557	527	30	6%
Other services revenue	38	41	(3)	(7)%

Total operating revenue	$13,923	$13,903	$20	—%

Wireline Services Revenue

Voice Services

Local voice services. Local voice services revenue decreased primarily due to access line losses as a result of the competitive pressures described in “Business Trends” above and, to a lesser extent, discounts on our product bundles offered to our mass markets customers. Mass markets and business local voice services revenue were impacted by these competitive pressures as customers disconnected primary and additional lines. Wholesale local services revenue was affected by accelerated weakening demand for UNEs.

The following table shows our access lines by customer channel as of December 31, 2006 and 2005:

	As of December 31,
	2006	2005	Decrease	% Change
	(in thousands)
Mass markets	9,422	10,050	(628)	(6)%
Business	2,878	2,979	(101)	(3)%
Wholesale	1,495	1,710	(215)	(13)%

Total access lines	13,795	14,739	(944)	(6)%

Long-distance services. Mass markets long-distance services revenue increased due to growth in volumes and higher average revenue per user as more customers migrated to our fixed fee based offerings. The increased volumes were primarily driven by growth of 142,000, or 3%, in the number of long-distance subscribers. This increase in revenue was partially offset by a decrease in international wholesale long-distance services revenue primarily due to lower volumes and changes in country mix.

Access services. Access services revenue decreased due to a 10% decline in volumes and lower access rates due to legislative and regulatory changes in certain states. Additionally, in 2005, we recognized a non-recurring benefit due to favorable regulatory rulings, and we recorded $23 million for a favorable settlement related to a customer billing dispute.

Data, Internet and Video Services

Data, Internet and video services revenue in our mass markets channel increased primarily due to a 44% increase in broadband subscribers and, to a lesser extent, an increase in satellite video subscribers. The growth in broadband services revenue resulted from increased penetration and expanded service availability as customers migrated from dial-up Internet connections to higher speed Internet connections.

Data and Internet services revenue in our business channel increased primarily due to growth in private line, iQ Networking™ and data integration. This revenue increase was partially offset by a decline in revenue from traditional data services including frame relay, DIA, VPN and Internet dial-up access.

Data and Internet services revenue in our wholesale channel increased primarily due to growth in volumes in our long-distance VoIP and private line services, partially offset by reduced rates associated with the renegotiation of a contract with a large wholesale customer.

Wireless Services Revenue

Wireless services revenue increased due to a 4% increase in the number of subscribers. In addition, wireless services revenue increased due to higher average rates as customers selected higher priced calling plans.

Operating Expenses

This section should be read in conjunction with our business trends discussed above.

2007 COMPARED TO 2006

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$2,233	$2,432	$(199)	(8)%
Network expenses	245	252	(7)	(3)%
Employee-related costs	1,465	1,573	(108)	(7)%
Other non-employee related costs	1,314	1,351	(37)	(3)%

Total cost of sales	5,257	5,608	(351)	(6)%

Selling, general and administrative:
Property and other taxes	346	313	33	11%
Bad debt	173	155	18	12%
Realignment, severance and related costs	30	63	(33)	(52)%
Employee-related costs	1,535	1,639	(104)	(6)%
Other non-employee related costs	2,222	1,820	402	22%

Total selling, general and administrative	4,306	3,990	316	8%
Depreciation and amortization	2,459	2,770	(311)	(11)%

Total operating expenses	$12,022	$12,368	$(346)	(3)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales includes costs incurred in providing products and services to our customers. This includes employee-related costs (such as salaries, wages and benefits directly attributable to providing products or services), network expenses, facility costs and other non-employee related costs (such as real estate, USF charges, call termination fees, materials and supplies, contracted engineering services and the cost of data integration and wireless handsets).

Cost of sales as a percentage of revenue decreased to 38% from 40% for the year ended December 31, 2007 compared to 2006.

Facility costs decreased primarily due to lower volumes related to a decrease in wholesale long-distance services and lower costs associated with the de-emphasis of our Internet dial-up services business.

Employee-related costs decreased primarily due to lower employee benefit costs as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial gains. See additional information in “Pension and Post-Retirement Benefits” below. In addition, employee reductions contributed to lower costs. These decreases were partially offset by additional maintenance work.

Other non-employee related costs decreased primarily due to lower call termination fees and lower USF charges. The lower USF charges were largely related to the elimination of the USF assessment on certain products.

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

Property and other taxes increased primarily due to a reduction in our estimated sales and use tax obligations of $43 million in 2006, partially offset by sales tax settlements in 2007.

Bad debt expense increased in 2007 to a normal expense level that reflects our write-off experience over the last three years. Our 2005 and 2006 bad debt expense was lower than 2007 due to nonrecurring reductions in our reserve level to reflect improvement in our collections experience.

Realignment, severance and related costs decreased primarily due to lower severance costs in 2007. Severance costs in both years were mainly associated with our call centers, network operations and administrative services as we adjusted our workforce in response to productivity improvements.

Employee-related costs decreased primarily due to lower employee benefit costs as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial gains. See additional information in “Pension and Post-Retirement Benefits” below. Employee reductions also contributed to lower costs. These decreases were partially offset by higher commission costs primarily related to an increased sales force and changes in commission structure.

Other non-employee related costs increased primarily due to $393 million of charges related to securities and other legal matters, including the settlement of the claims of certain persons who, at their request, were excluded from the settlement class of the consolidated securities action. For more information about the consolidated securities action, see Item 3—Legal Proceedings.

Pension and Post-Retirement Benefits

Our results include the combined costs of our pension, non-qualified pension and post-retirement health care and life insurance plans. The combined cost of the benefit plans is allocated to cost of sales and SG&A expense. These costs are a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses.

We recorded combined benefits costs of $39 million and $203 million for the years ended December 31, 2007 and 2006, respectively. The costs decreased primarily due to post-retirement benefit plan changes and net reduced costs associated with the recognition of actuarial gains. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement health care benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between our actuarial assumptions and what actually occurred. The recognized net actuarial loss for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets.

For additional information on our pension and post-retirement plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Operating Expenses by Segment

Wireline and wireless segment expenses include employee-related costs (except for the combined expense of pension, non-qualified pension and post-retirement benefits), facility costs, network expenses and other non-employee related costs such as customer support, collections and telemarketing. We manage costs for administrative services such as finance, information technology, real estate, legal and human resources centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis. As a result, these items are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented. Our CODM regularly reviews the results of operations at a segment level to evaluate the performance of each segment and to allocate resources.

Wireline Services Segment Expenses

The following table provides detail regarding our wireline services segment for the years ended December 31, 2007 and 2006:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Wireline services expenses:
Facility costs	$1,934	$2,138	$(204)	(10)%
Network expenses	241	248	(7)	(3)%
Bad debt	124	98	26	27%
Realignment, severance and related costs	27	45	(18)	(40)%
Employee-related costs	2,410	2,372	38	2%
Other non-employee related costs	1,806	1,798	8	—%

Total wireline services expenses	$6,542	$6,699	$(157)	(2)%

Facility costs decreased due to lower volumes related to a decrease in wholesale long-distance services and lower costs associated with the de-emphasis of our Internet dial-up services business.

Bad debt expense increased in 2007 to a normal expense level that reflects our write-off experience over the last three years. Our 2005 and 2006 bad debt expense was lower than 2007 due to nonrecurring reductions in our reserve level to reflect improvement in our collections experience.

Realignment, severance and related costs decreased primarily due to lower severance costs associated with our call centers and network operations.

Employee-related costs increased due to additional maintenance work and higher commission costs primarily related to an increased sales force and changes in commission structure, partially offset by other employee reductions.

Other non-employee related costs remained flat primarily due to increased marketing and advertising costs, offset by lower USF charges. The lower USF charges were largely related to the elimination of the USF assessment on certain products.

Wireless Services Segment Expenses

The following table provides detail regarding our wireless services segment for the years ended December 31, 2007 and 2006:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Wireless services expenses:
Facility costs	$299	$294	$5	2%
Wireless equipment	104	111	(7)	(6)%
Bad debt	46	53	(7)	(13)%
Employee-related costs	56	50	6	12%
Other non-employee related costs	65	71	(6)	(8)%

Total wireless services expenses	$570	$579	$(9)	(2)%

Facility costs increased due to increased subscriber usage of higher-cost data services.

Wireless equipment costs decreased due to fewer handsets sold.

Bad debt expense decreased due to improved collections resulting from changes in wireless credit policies.

Other non-employee related costs decreased primarily due to lower customer payment processing fees, partially offset by increased USF charges.

Other Services Segment Expenses

The following table provides detail about our other services segment for the years ended December 31, 2007 and 2006:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Other services expenses:
Property and other taxes	$344	$311	$33	11%
Real estate costs	443	444	(1)	—%
Realignment, severance and related costs	1	19	(18)	(95)%
Employee-related costs	534	790	(256)	(32)%
Other non-employee related costs	1,129	756	373	49%

Total other services expenses	$2,451	$2,320	$131	6%

Property and other taxes increased primarily due to a reduction in our estimated sales and use tax obligations of $43 million in 2006, partially offset by sales tax settlements in 2007.

Realignment, severance and related costs decreased due to severance charges in 2006 associated with reductions in information technology and other administrative services employees.

Employee-related costs decreased primarily due to lower employee benefit costs primarily as a result of benefit plan changes effective in 2007 and net reduced costs associated with the recognition of actuarial gains. See additional information in “Pension and Post-Retirement Benefits.” Employee reductions also contributed to lower costs.

Other non-employee related costs increased primarily due to charges of $393 million related to securities and other legal matters, including the settlement of the claims of certain persons who, at their request, were excluded from the settlement class of the consolidated securities action. For more information about the consolidated securities action, see Item 3—Legal Proceedings.

2006 COMPARED TO 2005

The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$2,432	$2,683	$(251)	(9)%
Network expenses	252	266	(14)	(5)%
Employee-related costs	1,573	1,587	(14)	(1)%
Other non-employee related costs	1,351	1,300	51	4%

Total cost of sales	5,608	5,836	(228)	(4)%

Selling, general and administrative:
Property and other taxes	313	343	(30)	(9)%
Bad debt	155	173	(18)	(10)%
Realignment, severance and related costs	63	114	(51)	(45)%
Employee-related costs	1,639	1,623	16	1%
Other non-employee related costs	1,820	1,894	(74)	(4)%

Total selling, general and administrative	3,990	4,147	(157)	(4)%
Depreciation and amortization	2,770	3,065	(295)	(10)%

Total operating expenses	$12,368	$13,048	$(680)	(5)%

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

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenue decreased to 29% from 30% as we continued to focus on reducing costs and increasing efficiencies.

Property and other taxes decreased primarily due to a one-time $43 million reduction in our estimated sales and use tax obligations.

In 2006, realignment, severance and related costs were associated with the closing of two call centers and a planned reduction in employees. In 2005, these costs consisted primarily of real estate realignment for locations no longer used in our operations.

Other non-employee related costs decreased primarily due to decreases associated with third party information technology services, charges related to securities and other legal matters and other professional fees. These decreases were partially offset by increased marketing and advertising costs primarily associated with our product bundling promotions.

Pension and Post-Retirement Benefits

We recorded pension and post-retirement benefit costs of $203 million and $236 million in 2006 and 2005, respectively. The costs decreased as a result of decreased interest costs due to lower discount rates, an increase in the expected benefit from the Medicare Part D federal subsidy on prescription drug benefits, and plan design changes associated with a new union contract entered into in August 2005. Partially offsetting these impacts were increases in costs due to lower expected return on investments.

For additional information on our pension and post-retirement plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Operating Expenses by Segment

Wireline Services Segment Expenses

The following table provides detail regarding our wireline services segment expenses for the years ended December 31, 2006 and 2005:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Wireline services expenses:
Facility costs	$2,138	$2,378	$(240)	(10)%
Network expenses	248	258	(10)	(4)%
Bad debt	98	122	(24)	(20)%
Realignment, severance and related costs	45	35	10	29%
Employee-related costs	2,372	2,380	(8)	—%
Other non-employee related costs	1,798	1,690	108	6%

Total wireline services expenses	$6,699	$6,863	$(164)	(2)%

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

Realignment, severance and related costs increased due to a severance charge in 2006 primarily associated with the closing of two call centers and a planned reduction in network employees.

Other non-employee related costs increased primarily due to increased marketing and advertising costs primarily associated with our product bundling promotions, costs associated with data integration revenue growth and increased USF expenses due to a refund in 2005 and increased charges on certain products in 2006.

Wireless Services Segment Expenses

The following table provides detail regarding our wireless services segment expenses for the years ended December 31, 2006 and 2005:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Wireless services expenses:
Facility costs	$294	$305	$(11)	(4)%
Wireless equipment	111	107	4	4%
Bad debt	53	51	2	4%
Employee-related costs	50	51	(1)	(2)%
Other non-employee related costs	71	105	(34)	(32)%

Total wireless services expenses	$579	$619	$(40)	(6)%

Facility costs decreased as a result of lower rates negotiated with our third-party vendor, partially offset by volume growth.

Other non-employee related expenses decreased primarily due to lower marketing and advertising expenses and decreased costs associated with our transition to a third-party vendor, which was completed in 2005.

Other Services Segment Expenses

The following table provides detail regarding our other services segment expenses for the years ended December 31, 2006 and 2005:

	Years Ended December 31,		Increase/ (Decrease)	Percentage Change
	2006	2005	2006 v 2005	2006 v 2005
	(Dollars in millions)
Other services expenses:
Property and other taxes	$311	$341	$(30)	(9)%
Real estate costs	444	431	13	3%
Realignment, severance and related costs	19	77	(58)	(75)%
Employee-related costs	790	779	11	1%
Other non-employee related costs	756	873	(117)	(13)%

Total other services expenses	$2,320	$2,501	$(181)	(7)%

Property and other taxes decreased primarily due to a one-time $43 million reduction in our estimated sales and use tax obligations in 2006.

In 2006, realignment, severance and related costs were associated with severance costs for a reduction in information technology and other administrative services employees. In 2005, these costs consisted primarily of real estate realignment for locations no longer used in our operations.

Other non-employee related costs decreased primarily due to lower third party information technology costs and lower charges related to securities and other legal matters and other professional fees.

Non-Segment Operating Expenses—Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$2,231	$2,381	$2,612	$(150)	$(231)	(6)%	(9)%
Amortization	228	389	453	(161)	(64)	(41)%	(14)%

Total depreciation and amortization	$2,459	$2,770	$3,065	$(311)	$(295)	(11)%	(10)%

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly decrease our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Amortization expense decreased due to the change in our estimate of average economic lives of capitalized software in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been approximately $120 million higher in 2007 had we not changed our estimates of the average economic lives to better reflect the expected period of future use of the software.

Amortization expense decreased in 2006 and 2005 primarily due to a number of capitalized software assets becoming fully amortized and lower capital spending on software related assets since 2001.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net, income tax benefit and cumulative effect of changes in accounting principles—net of taxes:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$1,095	$1,169	$1,483	$(74)	$(314)	(6)%	(21)%
Loss on early retirement of debt—net	26	5	462	21	(457)	nm	(99)%
Gain on sale of assets	(7)	(68)	(263)	61	195	(90)%	(74)%
Other—net	(22)	(108)	(67)	86	(41)	(80)%	61%

Total other expense (income)—net	$1,092	$998	$1,615	$94	$(617)	9%	(38)%

Income tax benefit	$2,253	$36	$3	$2,217	$33	nm	nm
Cumulative effect of changes in accounting principles—net of taxes	$—	$—	$(22)	$—	$22	— %	nm

nm—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Other expense (income)—net includes: interest expense on long-term borrowings and capital leases; investment write-downs; gains and losses on the sales of investments and fixed assets; gains and losses on early retirement of debt; declines in market values of warrants to purchase securities in other entities; interest income and interest expense not related to borrowings, such as interest on income taxes.

Interest expense on long-term borrowings and capital leases—net decreased in 2007 from 2006 due to lower total borrowings, resulting primarily from the repayment of $485 million of notes in 2006 and net repayments of $634 million of notes in 2007.

Interest expense decreased in 2006 from 2005 primarily due to decreased total borrowings and lower interest rates on certain long-term borrowings as a result of retiring notes totaling $3.4 billion with coupon rates ranging from 13% to 14%. These retirements occurred primarily during the fourth quarter of 2005.

Loss on early retirement of debt—net for 2007, 2006 and 2005 was due to the payment of certain debt obligations as described below in “Historical View—Financing Activities.”

In 2006, the gain on sale of assets was primarily due to a sale of real estate of $61 million. In 2005, the gain on sale of assets was due to the sale of all of our wireless licenses and substantially all of our related wireless network assets.

Other—net includes, among other things, interest income and other interest expense, such as interest on income taxes. The changes in other—net are primarily due to certain one-time items in 2006, including a gain of $39 million for interest income related to a settlement of certain open issues covered by a tax sharing agreement, a gain recognized on a customer’s abandonment of an indefeasible right of use and other non-recurring items.

Income Taxes

Between 2000 and 2005, we reported a significant cumulative loss and generated substantial net operating loss carryforwards, or NOLs, for income tax purposes. In 2006, we utilized a portion of these NOLs to offset our taxable income; however, we could not sustain a conclusion that it was more likely than not that we would realize any of the remaining NOLs. Consequently, we continued to maintain a valuation allowance against our deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets, including our deferred tax assets related to U.S. federal NOLs. Thus, we reversed a significant portion of the valuation allowance in 2007. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last 12 quarters. The reversal of the valuation allowance resulted in a current year income tax benefit of $2.133 billion and an increase in our current and non-current deferred tax assets on our condensed consolidated balance sheet as of December 31, 2007. With this reversal, we anticipate that we will begin reporting income tax expense of approximately 37% to 39% of income before income taxes beginning in 2008. This expectation excludes any financial statement impact that might arise because of changes to our estimated liability for uncertain tax positions.

In 2006, we recognized a $53 million income tax benefit as the result of the settlement of certain open issues covered by a tax sharing agreement.

For additional information on income taxes, see Note 3—Income Taxes to our consolidated financial statements in Item 8 of this report.

Cumulative Effect of Changes in Accounting Principles—Net of Taxes

In 2005, we recognized a charge of $22 million from the cumulative effect of adopting FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” See Note 7—Property, Plant and Equipment to our consolidated financial statements in Item 8 of this report for further information.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $636 million and $1.506 billion as of December 31, 2007 and 2006, respectively. The most significant cause of the decrease in our working capital deficit was the reclassification to non-current of our 3.50% Convertible Senior Notes. Absent this reclassification, our working capital deficit would have increased by $395 million driven by capital expenditures, repurchases of our common stock, the repayment and reclassification to current of other long-term debt, the reclassification to non-current of certain investments and a dividend declaration. These items were partially offset by proceeds from the issuance of QC’s $500 million of 6.5% Notes due 2017 and earnings before depreciation, amortization and income taxes.

We believe that our cash on hand, our currently undrawn credit facility described below and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. As discussed further below, this includes: the anticipated payment of quarterly dividends totaling approximately $140 million each quarter; our expectation that 2008 capital expenditures will be approximately $1.8 billion; and completion of the remaining $622 million of planned stock repurchases. We also have approximately $570 million of debt maturing in 2008, and we may elect to refinance some or all of that debt. We also anticipate making payments in 2008 totaling approximately $170 million related to settlements we reached in 2007 with a number of persons that were excluded from the settlement class for the consolidated securities action. Additionally, we anticipate that in 2008 we will pay approximately $136 million related to income tax settlements.

We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will attempt to improve our capital structure by accessing debt or other markets in a manner designed to create positive economic value. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

To the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash judgments, settlements and/or tax payments, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our line of credit and potential restrictions on incurring additional debt under certain provisions of our debt agreements.

We have $850 million available to us under a revolving credit facility (referred to as the Credit Facility), which is currently undrawn and which expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in “Legal Proceedings” in Item 3 of this report. The Credit Facility is guaranteed by our wholly owned subsidiary, Qwest Services Corporations, or QSC, and is secured by a senior lien on the stock of QC.

The wireline services segment provides 96% of our total operating revenue with the balance attributed to our wireless services and other services segments. The wireline services segment also provides all of the consolidated cash flows from operations. Cash flows used in operations of our wireless services segment have not been and are not expected to be significant in the near term. Cash flows used in operations of our other services segment are significant; however, we expect that the cash flows provided by the wireline services segment will be sufficient to fund these operations in the near term.

As noted above, we expect our 2008 capital expenditures to be approximately $1.8 billion, with the majority being used in our wireline services segment.

On December 13, 2007, our Board of Directors declared a quarterly dividend of $0.08 per share payable on February 21, 2008 to shareholders of record as of February 1, 2008. It is the expectation of our Board of Directors to pay a quarterly dividend going forward.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. For the years ended December 31, 2007 and 2006, we repurchased 137 million and 26 million shares, respectively, of our common stock under this program at a weighted average price per share of $8.54 and $8.03, respectively. As of December 31, 2007, we had repurchased a total of $1.378 billion of common stock under this program; thus $622 million remained available for stock repurchases. It is our intention to fully achieve this plan in 2008, while reviewing, on a regular basis, opportunities to enhance shareholder returns.

Long-Term View

We have historically operated with a working capital deficit primarily as a result of our significant debt, and it is likely that we will operate with a working capital deficit in the future. We believe that cash provided by operations and our currently undrawn Credit Facility, combined with our current cash position and continued access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

The $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”) was classified as a non-current obligation as of December 31, 2007 because specified, market-based conversion provisions were not met as of that date. These notes were classified as a current obligation as of December 31, 2006 because the market-based conversion provisions were met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. If our common stock maintains a closing price above $7.08 per share during certain subsequent periods, the notes would again become available for immediate conversion and the outstanding notes would again be reclassified as a current obligation.

These notes are registered securities and are freely tradable. As of December 31, 2007, they had a market price of $1,332 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,184. Therefore, if these notes were to become convertible in the future, we do not anticipate holders will elect to convert their notes because these notes have historically traded at market prices above the estimated conversion values.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions were met or if we become subject to significant judgments, settlements and/or tax payments in one or more matters discussed in “Legal Proceedings” in Item 3 of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants.

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

Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in “Legal Proceedings” in Item 3 of this report.

Historical View

The following table summarizes cash flow activities for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,			Increase/ (Decrease)		Percentage Change
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
	(Dollars in millions)
Cash flows:
Provided by operating activities	$3,026	$2,789	$2,313	$237	$476	8%	21%
Used for investing activities	1,601	1,700	459	(99)	1,241	(6)%	nm
Used for financing activities	1,764	694	2,159	1,070	(1,465)	154%	(68)%

nm—	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Activities

During 2007, cash provided by operating activities increased primarily due to payments for unconditional purchase obligations in 2006 and lower payments for interest, facility costs, marketing and advertising, and employee-related costs in 2007. These items were partially offset by higher payments related to the settlement of securities actions and other legal matters.

During 2006, cash provided by operating activities increased primarily due to decreased cost of sales and SG&A expenses. The increase was also due to decreased interest payments of $301 million and the receipt of $135 million from a tax sharing settlement. These items were partially offset by net payments relating to the settlement of securities actions and other legal matters and $130 million for a prepayment of federal income taxes related to prior periods.

Investing Activities

Our capital expenditures remained flat in 2007, 2006 and 2005. We expect our total capital expenditures in 2008 will increase to approximately $1.8 billion. We believe this level of spending will sustain our business at existing levels and support our anticipated core growth requirements in areas such as data and Internet services.

In 2007, we received net proceeds from the sale of investment securities of $139 million.

In 2006, we received proceeds of $173 million primarily from the sales of our real estate properties, made net purchases of investment securities of $147 million and paid $107 million to acquire OnFiber Communications, Inc.

In 2005, we received proceeds of $418 million from the sale of our wireless assets in our local service area and had net proceeds from the sale of investment securities of $707 million primarily due to liquidating short-term investments to pay down our high-coupon debt.

Financing Activities

We continue to pursue our strategy to improve our capital structure in order to reduce financial risk. In 2007, we repaid $1.176 billion of debt and issued $500 million of new debt. Our proceeds from issuances of common stock primarily related to the exercise of previously issued stock options decreased by $92 million in 2007 compared to 2006. In 2007, we repurchased $1.170 billion of our common stock under our stock repurchase program.

In 2006, we repaid $1.180 billion of debt and issued $600 million of new debt. Our proceeds from issuances of common stock increased by $166 million in 2006 compared to 2005 primarily related to the exercise of previously issued stock options. In 2006, we repurchased $209 million of our common stock under our stock repurchase program. Our 2006 financing activities also included a decrease of $87 million in book overdrafts.

In 2005, we repaid $4.716 billion of high-coupon debt, paid a premium of $567 million on the early retirement of that debt, and issued $3.152 billion of new debt at lower interest rates.

For additional information on our 2007 and 2006 financing activities, see Note 9—Borrowings to our consolidated financial statements in Item 8 of this report.

We paid no dividends in 2007, 2006 and 2005.

As of December 31, 2007, we were in compliance with all provisions and covenants of our borrowings.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $130 million. As of December 31, 2007, the amount of letters of credit outstanding was $91 million.

Credit Ratings

The table below summarizes our long-term debt ratings at December 31, 2007:

December 31, 2007
	Moody’s	S&P	Fitch
Corporate rating/Sr. Implied rating	Ba2	BB	NR
Qwest Corporation	Ba1	BBB-	BBB-
Qwest Capital Funding, Inc.	B1	B+	BB
Qwest Communications International Inc.*	Ba3/B1	B+	BB+/BB

NR	= Not rated.
*	= QCII notes have various ratings.

On June 7, 2007, S&P raised its rating for QC from BB+ to BBB-, reflecting the only change in our credit ratings since December 31, 2006.

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

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and impaired ability to borrow. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

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

Approximately $1.0 billion and $1.5 billion of floating-rate debt was exposed to changes in interest rates as of December 31, 2007 and December 31, 2006, respectively. This exposure is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the year ended December 31, 2007. As of December 31, 2007 and December 31, 2006, we had approximately $600 million and $400 million, respectively, of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rates on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

Our 3.50% Convertible Senior Notes were classified as non-current as of December 31, 2007 because specified, market-based conversion provisions were not met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. If our common stock maintains a closing price above $7.08 per share during certain subsequent periods, the notes would again become available for immediate conversion and the outstanding notes would again be reclassified as a current obligation. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the convertible notes would not have a material effect on our earnings.

As of December 31, 2007, our investments included $800 million of highly liquid instruments, $116 million of auction rate securities and $89 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Future Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	2013 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$570	$812	$2,168	$2,151	$1,500	$7,113	$14,314
Capital lease and other obligations	40	23	10	9	6	39	127
Interest on long-term borrowings and capital leases(2)	1,038	983	918	775	597	4,964	9,275
Operating leases	248	223	197	165	138	842	1,813

Total debt and lease payments	1,896	2,041	3,293	3,100	2,241	12,958	25,529

Other long-term liabilities	6	3	3	2	2	42	58

Purchase commitments:
Telecommunications commitments	150	87	41	—	—	—	278
IRU* operating and maintenance obligations	18	18	18	18	17	168	257
Advertising, promotion and other services(3)	106	66	40	31	29	116	388

Total purchase commitments	274	171	99	49	46	284	923

Total future contractual obligations	$2,176	$2,215	$3,395	$3,151	$2,289	$13,284	$26,510

*	Indefeasible rights of use

(1)	The table does not include:

•	our open purchase orders as of December 31, 2007. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•	other long-term liabilities, such as reserves for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

non-qualified pension, post-retirement and post-employment benefits payable to certain current and future retirees, some of which are due under contractual agreements. Pension and certain occupational post-retirement benefits are paid through trusts, and therefore are not included in this table as we are not able to reliably estimate future required contributions to the trusts, if any. As of December 31, 2007, our qualified defined benefit pension plan was fully funded. As of December 31, 2007, we had a liability recorded on our balance sheet of $2.389 billion representing the net benefit obligation for non-qualified pension, post-retirement health care and life insurance and other post-employment benefits. Future payments under these plans are impacted by various actuarial and market assumptions and will differ from the current estimates of these payments. See further discussion of our benefit plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report;

•	contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers’ network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts on December 31, 2007, the contract termination fees (based on minimum commitments) would have been approximately $404 million. Under the same assumption, termination fees for contracts to purchase other goods and services would have been $144 million. In the normal course of business, we believe the payment of these fees is remote; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2007.

(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the financial statements or in “Future Contractual Obligations” above.

Critical Accounting Policies and Estimates

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Loss Contingencies and Litigation Reserves

We are involved in several material legal proceedings, as described in more detail in “Legal Proceedings” in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted. If a loss is considered reasonably possible, we disclose the item and any determinable estimate of the loss if material but we do not recognize any expense for the potential loss.

For income tax related matters, prior to January 1, 2007, we recorded a liability computed at the statutory income tax rate if (i) we did not believe that we were more likely than not to prevail on an uncertainty related to the timing of recognition for an item or (ii) we did not believe that it was probable that we would prevail and the uncertainty was not related to the timing of recognition for the item. Effective January 1, 2007, we adopted FIN 48 and changed our methodology for estimating potential liability for income tax related matters.

Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the impact of an uncertain tax position that is more likely than not to be sustained upon audit must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. The overall tax liability recorded for uncertain tax positions as of December 31, 2007 considers the anticipated utilization of any applicable tax credits and NOLs.

To the extent we have recorded tax liabilities that are more or less than the actual liability that ultimately results from the resolution of an uncertain tax position, our earnings will be increased or decreased accordingly. Also, as we become aware of new interpretations of relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the sustainability of an uncertain tax position or of the amounts that may be sustained upon audit. We believe that the estimates, judgments and assumptions made in accounting for these matters are reasonable, based on information currently available. However, as our assessments change and as uncertain tax positions are resolved, the impact to our financial statements could be material.

Deferred Taxes

Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax NOLs, tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

The measurement of deferred taxes often involves an exercise of judgment related to the computation and realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken, and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. These matters, and others, involve the exercise of significant judgment. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

Tax Valuation Allowance

We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets, and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. At December 31, 2006, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from our cumulative losses reported in the recent past as well as other factors. Consequently, we maintained a valuation allowance against those deferred tax assets. However, during 2007 we determined that it was more likely than not that we would realize the majority of our deferred tax assets. Thus, we reversed a significant portion of the valuation allowance during 2007. In making our determination, we analyzed, among other things, our forecasts of future earnings and the nature and estimated timing of future deductions and benefits represented by the deferred tax assets. These forecasts and estimates are inherently judgmental and if we had used different assumptions, we may not have reversed the valuation allowance. Also, if forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may again determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations.

Pension and Post-Retirement Benefits

Pension and post-retirement health care and life insurance benefits attributed to employees’ service during the year, as well as interest on benefit obligations, are accrued currently. Prior service costs and actuarial gains and losses are generally recognized as a component of net periodic cost over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately 10 years; (ii) the average remaining life of the employees expected to receive benefits of approximately 18 years; or (iii) the term of the collective bargaining agreement, as applicable. Pension and post-retirement costs are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

In computing the pension and post-retirement health care and life insurance benefit costs, the most significant assumptions we make include employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets, expected future cost increases, health care claims experience and our evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of cost, benefit obligation and pension asset we record.

Annually, we set our discount rates based upon the yields of high-quality fixed-income investments available at the measurement date based on our future expected cash flows of the pension and post-retirement benefit plans. In making the determination of discount rates, we used the average yields of various bond matching sources and the Citigroup Pension Discount Curve.

The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans’ assets. The rate of return is determined by the investment composition of the plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

The estimate of our post-retirement benefit obligation with respect to retirees who are former occupational (union) employees is based on the terms of our written benefit plans.

We have a noncontributory qualified defined benefit pension plan, or the “pension plan,” for substantially all management and occupational (union) employees. Our post-retirement benefit plans for certain current and future retirees include health care and life insurance benefits. To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the market-related value of the pension plan assets and to the fair value of the post-retirement benefit plan assets adjusted for projected benefit payments to be made from the plan assets. The market-related asset value is a computed value that recognizes changes in fair value of pension plan equity investments over a period of time, not to exceed five years. The five-year weighted average gains and losses related to the equity assets are added to the fair value of bonds and other assets at year-end to arrive at the market-related asset value. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and as currently permitted by SFAS No. 158, we elected to recognize actual returns on our equity assets ratably over a five year period when computing our market-related value of pension plan assets. This method has the effect of reducing the impact on costs from annual market volatility that may be experienced from year to year.

Changes in any of the assumptions we use in computing the pension and post-retirement health care and life insurance benefit costs could have a material impact on various components that comprise these costs. Factors considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hiring or downsizings, the legal basis for plan amendments, medical cost trends and changes in our collective bargaining agreements. Changes in any of these factors could impact cost of sales and SG&A expenses in the consolidated statements of operations as well as the value of the asset, liability and accumulated other comprehensive income of stockholders’ equity on our consolidated balance sheets. If our assumed expected rates of return for 2007 were 100 basis points lower, the impact would have been to increase the pension and post-retirement costs by $93 million. If our assumed discount rates for 2007 were 100 basis points lower, the impact would have been to increase the net cost by $48 million. If the caps on reimbursement of post-retirement health costs for certain plan participants that are effective January 1, 2009, were not substantive, the impact would have been to increase our benefit obligation approximately $2.0 billion as of December 31, 2007.

Revenue Recognition and Related Reserves

Revenue for services is recognized when the related services are provided. Payments received in advance are deferred until the service is provided. Up-front fees received, primarily installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which range from one to five years. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If separate earnings processes do not exist, total consideration is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period. We believe that the accounting estimates related to estimated lives and to the assessment of whether bundled elements are separable are “critical accounting estimates” because: (i) they require management to make assumptions about how long we will retain customers; (ii) the assessment of whether bundled elements are separable is subjective; (iii) the impact of changes in actual retention periods versus these estimates on the revenue amounts reported in our consolidated statements of operations could be material; and (iv) the assessment of whether bundled elements are separable may result in revenue being reported in different periods than significant portions of the related costs.

As the telecommunications market experiences greater competition and customers shift from traditional land-based telecommunications services to wireless and Internet-based services, our estimated customer relationship period could decrease and we will accelerate the recognition of deferred revenue and related costs over a shorter estimated customer relationship period.

Restructuring Charges

Periodically, we commit to exit certain business activities, eliminate administrative and network locations or reduce our number of employees. The amount we record as restructuring charges for these changes depends upon various assumptions, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. These estimates are inherently judgmental and may change materially based upon actual experience. The estimate of future losses of sublease income and disposal activity generally involves the most significant judgment. Due to the estimates and judgments involved in the application of each of these accounting policies and changes in our plans, these estimates and market conditions could materially impact our financial condition or results of operations.

Economic Lives of Assets to be Depreciated or Amortized

We perform annual internal studies or reviews to determine depreciable lives for our property, plant and equipment. These studies utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution, and, in certain instances, actuarially determined probabilities to calculate the remaining life of our asset base.

Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated useful lives of our property, plant and equipment would have decreased depreciation by approximately $310 million or increased depreciation by approximately $430 million, respectively. The effect of a one half year increase or decrease in the estimated useful lives of our capitalized software would have decreased amortization by approximately $30 million or increased amortization by approximately $40 million, respectively.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, we adopted FIN 48. See Note 3—Income Taxes to our consolidated financial statements in Item 8 of this report for additional information.

We adopted SFAS No. 158, which was effective for our year ended December 31, 2006. See Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report for additional information.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. At this time, we do not expect the adoption of this standard to have any impact on our financial position or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management” in Item 7 of this report is incorporated herein by reference.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and effective December 31, 2005, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qwest Communications International Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 12, 2008

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$13,778	$13,923	$13,903

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	5,257	5,608	5,836
Selling, general and administrative	4,306	3,990	4,147
Depreciation and amortization	2,459	2,770	3,065

Total operating expenses	12,022	12,368	13,048

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	1,095	1,169	1,483
Loss on early retirement of debt—net	26	5	462
Gain on sale of assets	(7)	(68)	(263)
Other—net	(22)	(108)	(67)

Total other expense (income)—net	1,092	998	1,615

Income (loss) before income taxes and cumulative effect of changes in accounting principles	664	557	(760)
Income tax benefit	2,253	36	3

Income (loss) before cumulative effect of changes in accounting principles	2,917	593	(757)
Cumulative effect of changes in accounting principles—net of taxes	—	—	(22)

Net income (loss)	$2,917	$593	$(779)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles	$1.59	$0.31	$(0.41)
Cumulative effect of changes in accounting principles—net of taxes	—	—	(0.01)

Basic earnings (loss) per share	$1.59	$0.31	$(0.42)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles	$1.52	$0.30	$(0.41)
Cumulative effect of changes in accounting principles—net of taxes	—	—	(0.01)

Diluted earnings (loss) per share	$1.52	$0.30	$(0.42)

Weighted average shares outstanding:
Basic	1,829,244	1,889,857	1,836,374
Diluted	1,920,766	1,971,545	1,836,374

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$902	$1,241
Short-term investments	79	248
Accounts receivable—net of allowance of $145 and $146, respectively	1,576	1,600
Deferred income taxes	654	187
Prepaid expenses and other	362	378

Total current assets	3,573	3,654

Property, plant and equipment—net	13,671	14,579
Capitalized software—net	853	818
Deferred income taxes	1,584	—
Prepaid pension	1,672	1,311
Other	1,179	877

Total assets	$22,532	$21,239

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT
Current liabilities:
Current portion of long-term borrowings	$601	$1,686
Accounts payable	1,008	992
Accrued expenses and other	1,999	1,861
Deferred revenue and advance billings	601	621

Total current liabilities	4,209	5,160

Long-term borrowings—net of unamortized debt discount of $190 and $209, respectively	13,650	13,206
Post-retirement and other post-employment benefit obligations	2,188	2,366
Deferred revenue	538	506
Other	1,384	1,446

Total liabilities	21,969	22,684

Commitments and contingencies (Note 16)

Stockholders’ equity or deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,792,508 and 1,902,642 shares issued, respectively	18	19
Additional paid-in capital	42,344	43,384
Treasury stock—5,221 and 1,993 shares, respectively (including 62 shares held in rabbi trusts at both dates)	(18)	(24)
Accumulated deficit	(43,084)	(45,907)
Accumulated other comprehensive income	1,303	1,083

Total stockholders’ equity (deficit)	563	(1,445)

Total liabilities and stockholders’ equity or deficit	$22,532	$21,239

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Operating activities:
Net income (loss)	$2,917	$593	$(779)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,459	2,770	3,065
Deferred income taxes	(2,283)	(5)	(5)
Provision for bad debt—net	173	155	173
Loss on early retirement of debt—net	26	5	462
Gain on sale of assets	(7)	(68)	(263)
Cumulative effect of changes in accounting principles—net of taxes	—	—	22
Other non-cash charges—net	68	57	37

Changes in operating assets and liabilities:
Accounts receivable	(142)	(223)	(104)
Prepaid expenses and other current assets	11	168	(8)
Accounts payable and accrued expenses and other current liabilities	23	(372)	73
Deferred revenue and advance billings	12	(33)	(73)
Other non-current assets and liabilities	(231)	(258)	(287)

Cash provided by operating activities	3,026	2,789	2,313

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,669)	(1,632)	(1,613)
Proceeds from sale of property and equipment	16	173	420
Proceeds from sale of investment securities	203	70	1,793
Purchases of investment securities	(64)	(217)	(1,086)
Reclassification of cash equivalent to investment (see Note 4)	(100)	—	—
Acquisition of OnFiber Communications, Inc.	—	(107)	—
Other	13	13	27

Cash used for investing activities	(1,601)	(1,700)	(459)

Financing activities:
Proceeds from long-term borrowings	500	600	3,152
Repayments of long-term borrowings, including current maturities	(1,176)	(1,180)	(4,716)
Proceeds from issuances of common stock	113	205	39
Repurchases of common stock	(1,170)	(209)	—
Early retirement of debt costs	(15)	(9)	(567)
Other	(16)	(101)	(67)

Cash used for financing activities	(1,764)	(694)	(2,159)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(339)	395	(305)
Beginning balance	1,241	846	1,151

Ending balance	$902	$1,241	$846

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Treasury Stock at cost	Accum- ulated Deficit	AOCI(L)(1)	Total	Compre- hensive Income (Loss)
	(Shares in thousands)		(Dollars in millions)
Balance as of December 31, 2004	1,816,386	$43,129	$(20)	$(45,721)	$—	$(2,612)
Net loss	—	—	—	(779)	—	(779)	$(779)
Other comprehensive loss—net of taxes	—	—	—	—	(9)	(9)	(9)

Total comprehensive loss							$(788)

Common stock issuances:
Stock options exercised	8,432	26	—	—	—	26
Employee stock purchase plan	2,064	7	—	—	—	7
401(k) plan trustee discretionary purchases	1,084	5	—	—	—	5
Extinguishment of debt	38,348	145	—	—	—	145
Rabbi trusts treasury share disposition (issuance)	106	(3)	4	—	—	1
Other	(60)	—	(1)	—	—	(1)

Balance as of December 31, 2005	1,866,360	43,309	(17)	(46,500)	(9)	(3,217)
Net income	—	—	—	593	—	593	$593
Other comprehensive income—net of taxes	—	—	—	—	9	9	9

Total comprehensive income							$602

Initial impact upon adoption of SFAS No. 158:
Pension—net of taxes	—	—	—	—	210	210
Other post-retirement obligations—net of taxes	—	—	—	—	873	873
Common stock repurchases	(26,027)	(209)	—	—	—	(209)

Common stock issuances:
Stock options exercised	43,213	181	—	—	—	181
Employee stock purchase plan	1,543	10	—	—	—	10
401(k) plan trustee discretionary purchases	1,906	14	—	—	—	14
Extinguishment of debt	8,593	66	—	—	—	66
Other	5,061	32	(7)	—	—	25

Balance as of December 31, 2006	1,900,649	43,403	(24)	(45,907)	1,083	(1,445)
Net income	—	—	—	2,917	—	2,917	$2,917
Other comprehensive income—net of taxes:
Pension	—	—	—	—	237	237	237
Other post-retirement obligations	—	—	—	—	(15)	(15)	(15)
Unrealized loss on investments	—	—	—	—	(2)	(2)	(2)

Total comprehensive income—net							$3,137

Dividends declared	—	—	—	(142)	—	(142)
Impact upon adoption of FIN 48	—	—	—	48	—	48
Common stock repurchases	(136,974)	(1,172)	—	—	—	(1,172)

Common stock issuances:
Stock options exercised	18,904	84	—	—	—	84
Employee stock purchase plan	1,707	12	—	—	—	12
401(k) plan trustee discretionary purchases	2,058	17	—	—	—	17
Other	943	18	6	—	—	24

Balance as of December 31, 2007	1,787,287	$42,362	$(18)	$(43,084)	$1,303	$563

(1)	Accumulated Other Comprehensive Income (Loss)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006 and 2005

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries. References in this report to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Business and Background

We provide voice, data, Internet and video services nationwide and globally. We generate the majority of our revenue from services provided within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We often refer to this region as our “local service area.”

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

Reclassifications

We periodically evaluate the appropriateness of classifications on our consolidated balance sheets. As a result of our recent evaluation, we have reclassified certain amounts on our consolidated balance sheets to conform to the current year presentation. These changes included the reclassification of other intangible assets of $73 million as of December 31, 2006. In our Annual Report on Form 10-K for the year ended December 31, 2006, other intangible assets were included in capitalized software and other intangible assets—net. In 2007, we determined that these assets were more appropriately classified as other non-current assets. The reclassification resulted in a change to the caption on our consolidated balance sheets from capitalized software and other intangible assets to capitalized software—net.

We are reviewing the definitions we use to classify expenses as cost of sales, selling expenses or general and administrative expenses. We expect to make changes to these definitions in the first quarter of 2008 to better reflect the manner in which we intend to manage our business going forward. These definitional changes will result in reclassifications between cost of sales, selling expenses and general and administrative expenses, but will have no impact on our total operating expenses or net income for any period.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

presented. We also make estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 16—Commitments and Contingencies.

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

Effective January 1, 2007, for matters related to income taxes, we apply Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 3—Income Taxes for further discussion.

Actual results could differ from our estimates.

Revenue Recognition

We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include wireline activation fees and installation charges, which we recognize as revenue over the expected customer relationship period ranging from one to five years. We also defer related costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of deferral of revenue on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

Revenue on customer arrangements that include both equipment and services is evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to each element based on the relative fair values of the separate elements. The revenue associated with each element is then recognized as earned. For example, if we receive an up-front cash payment when we sell equipment and continuing service together, we immediately recognize as revenue the cash paid attributable to the equipment sale as long as all the conditions for revenue recognition have been satisfied. Any portion of the up-front cash payment in excess of the relative fair value of the equipment is recognized ratably over the longer of the contractual period or the expected customer relationship period. These conditions include: (i) whether the equipment has stand alone value from other services in the arrangement; (ii) whether delivery has occurred or services have been rendered; (iii) whether the customer has fully accepted the equipment; (iv) whether the amount charged and the fair value for each separate element is known; and (v) whether collectibility is reasonably assured. If separate earnings processes do not exist, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. As an example, the revenue from our resold satellite digital television service is reported on a net basis, while our resold wireless service is reported on a gross basis. Our evaluation and ultimate determination of gross or net reporting is based on indicators provided in FASB Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).

Allocation of Bundle Discounts

We offer bundle discounts to our customers who receive certain groupings of products and services. These bundle discounts are recognized concurrently with the associated revenue and are allocated to the various products and services in the bundled offerings. The allocation is based on the relative value of products included in each bundle combination.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and cost of sales included taxes and surcharges of $379 million, $399 million and $398 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We adopted EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”) for the year ended December 31, 2006. EITF 06-03 provides guidance regarding the accounting and financial statement presentation for certain taxes assessed by a governmental authority. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. In determining whether to include such taxes in our revenue and expenses, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the taxes on a gross basis and include them in our revenue and cost of sales. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net method and do not include them in our revenue and cost of sales. The adoption of EITF 06-03 did not change our accounting for these taxes.

Advertising Costs

Costs related to advertising are expensed as incurred. Advertising expense was $460 million, $442 million and $430 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses on our consolidated statements of operations.

Restructuring Charges

Periodically, we commit to exit certain business activities, eliminate administrative and network locations or significantly reduce our number of employees. At the time a restructuring plan is approved, we record a charge to our consolidated statements of operations for our estimated costs associated with the plan. We also record a charge when we permanently cease use of a leased location. Charges associated with these exits or restructuring plans incorporate various estimates, including severance costs, sublease income and costs, disposal costs, length of time on market for abandoned rented facilities and contractual termination costs. Estimates of charges associated with abandoned operating leases, some of which entail long-term lease obligations, are based on existing market conditions and the net amounts that we estimate we will pay in the future.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Income Taxes and Tax Valuation Allowance

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions, including interest. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards (“NOLs”), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits ratably over the estimated service lives of the related assets as a credit to our income tax provision in our consolidated statements of operations.

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Prior to 2006, we had a history of losses and, as a result, we recognized a valuation allowance for our net deferred tax assets. A significant portion of our net deferred tax assets relate to tax benefits attributable to NOLs.

Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets, including those related to U.S. federal NOLs. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last 12 quarters. See Note 3—Income Taxes.

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

Book overdrafts occur when checks have been issued but have not been presented to certain controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity related to book overdrafts is shown as financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our consolidated balance sheets. As of December 31, 2007 and 2006, the book overdraft balance was $32 million and $38 million, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Property, Plant and Equipment

Property, plant and equipment are carried at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment are depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs directly related to construction of internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

We perform annual internal studies or reviews to determine depreciable lives for our property, plant and equipment. Our studies utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to calculate the remaining life of our asset base.

We have asset retirement obligations associated with the legally or contractually required removal of a limited group of property, plant and equipment assets from leased properties, and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred.

Capitalized Software

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

For the Years Ended December 31, 2007, 2006 and 2005

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

Goodwill and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer lists, trademarks and trade names, are initially recorded at fair value. Other intangible assets not arising from business combinations are initially recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over those lives. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite lived and such intangible assets are not amortized.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other long-lived intangible assets with indefinite lives, such as trademarks and trade names are reviewed for impairment annually or whenever an event occurs or circumstances change that would indicate that an impairment may have occurred. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, goodwill and other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. In July 2007, we completed our annual review and determined that the fair value of our indefinite-lived intangible assets exceeds their carrying amount. Accordingly, no impairment charge was recorded in 2007.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, short-and long-term investments, accounts receivable, accounts payable and borrowings. The carrying values of these instruments, excluding long-term borrowings, approximate their fair values. The fair value of our long-term borrowings, including our convertible debt, was approximately $14.6 billion and $16.1 billion, respectively, at December 31, 2007 and 2006. The fair values of our long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

Pension and Post-Retirement Benefits

Pension and post-retirement health care and life insurance benefits attributed to employees’ service during the year, as well as interest on benefit obligations, are accrued currently. Prior service costs and actuarial gains and losses are generally recognized as a component of net periodic cost over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately 10 years; (ii) the average remaining life of the employees expected to receive benefits of approximately 18 years; or (iii) the term of the collective bargaining agreement, as applicable. Pension and post-retirement costs are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

In computing the pension and post-retirement health care and life insurance benefit costs, the most significant assumptions we make include employee mortality and turnover, expected salary and wage increases, discount rate, expected rate of return on plan assets, expected future cost increases, health care claims experience and our evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees’ unions can also significantly impact the amount of cost, benefit obligation and pension asset we record.

Annually, we set our discount rates based upon the yields of high-quality fixed-income investments available at the measurement date based on our future expected cash flows of the pension and post-retirement benefit plans. In making the determination of discount rates, we used the average yields of various bond matching sources and the Citigroup Pension Discount Curve.

The expected rate of return on plan assets is the long-term rate of return we expect to earn on trust assets. The rate of return is determined by the investment composition of the plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

The estimate of our post-retirement benefit obligation with respect to retirees who are former occupational (union) employees is based on the terms of our written benefit plans.

We have a noncontributory qualified defined benefit pension plan, or the pension plan, for substantially all management and occupational (union) employees. Our post-retirement benefit plans for certain current and future retirees include health care and life insurance benefits. To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the market-related value of the pension plan assets and to the fair value of the post-retirement plan assets adjusted for projected benefit payments to be made from the plan assets. The market-related asset value is a computed value that recognizes changes in fair value of plan equity investments over a period of time, not to exceed five years. The five-year weighted average gains and losses related to the equity assets are added to the fair value of bonds and other assets at year-end to arrive at the market-related asset value. We recognize actual returns on our equity assets ratably over a five-year period when computing our market-related value of pension plan assets. This method has the effect of reducing the impact on costs from annual market volatility that may be experienced from year to year.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, we adopted FIN 48. See Note 3—Income Taxes for additional information.

Effective on December 31, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). See Note 11—Employee Benefits.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” See Note 13—Stock-Based Compensation.

In December 2005, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of SFAS No. 143,” (“FIN 47”). See Note 7—Property, Plant and Equipment—Asset Retirement Obligations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. The adoption of this standard did not have any impact on our financial position or results of operations.

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

Note 3: Income Taxes

Valuation Allowance

Between 2000 and 2005, we reported a significant cumulative loss and generated substantial NOLs for income tax purposes. In 2006, we utilized a portion of these NOLs to offset our taxable income. However, at that time we could not sustain a conclusion that it was more likely than not that we would realize any of the remaining NOLs and deferred tax assets. Consequently, we maintained a valuation allowance against the majority of our net deferred tax assets.

During 2007, we determined that it is more likely than not that we will generate sufficient taxable income to realize the majority of our deferred tax assets, including the NOLs. Thus, we reversed a significant portion of the valuation allowance during 2007. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. The difference in our valuation allowance between December 31, 2007 and 2006 is primarily due to the impact on our deferred tax assets from the adoption of FIN 48 of $745 million, the impact of our income before income taxes of $238 million and a decrease for other adjustments to deferred taxes of $41 million and the reversal of the valuation allowance that resulted in a current year income tax benefit of $2.133 billion. Certain deferred tax assets totaling $138 million require future income of special character to realize the tax benefits. Because we are not currently forecasting income of an appropriate character for these benefits to be realized, we continue to maintain a valuation allowance equal to the amount we do not believe is more likely than not to be realized.

Adoption of FIN 48

Effective January 1, 2007, we adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position that did not create a difference between the financial statement basis and the tax basis of an asset or liability was included in our income tax provision if it was

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

probable the position would be sustained upon audit. The benefit of any uncertain tax position that was temporary was reflected in our tax provision if it was more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimates of the ultimate outcomes of the uncertain tax positions.

Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.

On January 1, 2007, we recorded the following FIN 48 transition adjustments:

•	$75 million decrease in our tax liabilities for uncertain tax positions;

•	$27 million increase in interest accrued for uncertain tax positions;

•

$119 million increase in our tax liabilities for uncertain tax positions and deferred tax assets to gross-up our balance sheet for the tax benefits of tax credit carryforwards and NOLs that had previously been netted in our uncertain tax position liability; and

•

$735 million increase in our deferred tax assets that was offset by a corresponding increase to our valuation allowance. See our discussion of the 2002-2003 Internal Revenue Service (“IRS”) audit below for further information.

The IRS examines all of our federal income tax returns because we are included in the coordinated industry case program. As of December 31, 2007, all of the federal income tax returns we have filed since 1998 are still subject to adjustment upon audit. We also file combined income tax returns in many states, and these combined returns remain open for adjustments to our federal income tax returns. In addition, certain combined state income tax returns we have filed since 1994 are still open for state specific adjustments.

We have agreed on a tentative settlement with the IRS related to audits for the tax years 1998 through 2001. This settlement is subject to formal review and approval by the IRS and the Joint Committee on Taxation of the U.S. Congress. If the settlement is effected in accordance with our expectations, our total unrecognized tax benefits could decrease by approximately $200 million. We currently believe that it is reasonably likely that review and approval could occur by June 30, 2008.

We have also agreed on tentative settlements with the IRS related to several of the issues raised in its audit of our 2002 and 2003 tax years. These settlements are subject to formal review and approval by the IRS. If these settlements are effected in accordance with our expectations, our total unrecognized tax benefits could decrease by approximately $222 million in the next 12 months.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007 follows:

Unrecognized Tax Benefits
(Dollars in millions)
Balance as of January 1, 2007	$654
Additions for current year tax positions	28
Additions for prior year tax positions	167
Reductions for prior year tax positions	(201)
Settlements	—
Reductions related to expirations of statute of limitations	—

Balance as of December 31, 2007	$648

As of December 31, 2007, approximately $429 million of the unrecognized tax benefits could affect our income tax provision and effective tax rate.

In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our condensed consolidated statements of operations. For the year ended December 31, 2007, we recognized $30 million for interest expense related to uncertain tax positions. As of December 31, 2007 and 2006, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $90 million and $33 million, respectively. The $33 million liability recorded as of December 31, 2006 did not reflect the $27 million increase we recorded on January 1, 2007 in conjunction with the adoption of FIN 48.

Income Tax Benefit

The components of the income tax benefit from continuing operations are as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Income tax benefit:
Current tax provision:
Federal	$30	$(40)	$(1)
State and local	—	9	3

Total current tax provision	30	(31)	2

Deferred tax benefit:
Federal	112	(2)	(1)
State and local	17	(3)	(4)
Change in beginning of year valuation allowance	(2,412)	—	—

Total deferred tax benefit	(2,283)	(5)	(5)

Income tax benefit	$(2,253)	$(36)	$(3)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The effective income tax rate for our continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect and tax expense (benefit) of income (loss) not recognized	1.6	0.7	0.1
Medicare subsidy	(2.7)	(5.1)	1.9
Uncertain tax position changes	—	(7.8)	0.2
Other	(0.9)	1.4	0.1
Benefit of tax assets not previously recognized	—	(30.7)	—
Federal tax benefit from loss not recognized	—	—	(36.9)
Adjustments related to prior periods	(9.1)	—	—
Changes in beginning of the year valuation allowance	(363.3)	—	—

Effective income tax rate	(339.4)%	(6.5)%	0.4%

In 2006, we reduced our state tax rate based upon a change in actual experience. This change resulted in a $33 million state deferred tax benefit, which was offset by a corresponding increase in our valuation allowance.

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax assets:
Net operating loss carryforwards	$2,525	$2,110
Post-retirement benefits	1,036	1,145
Deferred loss subject to amortization	333	—
Restructuring charge	129	142
Other employee benefits	101	77
Legal reserve	98	121
Other	430	472

Gross deferred tax assets	4,652	4,067
Valuation allowance on deferred tax assets	(138)	(1,805)

Net deferred tax assets	4,514	2,262

Deferred tax liabilities:
Property, plant and equipment and intangible assets	(1,542)	(1,616)
Pension	(648)	(505)
Deferred revenue	(59)	(57)
Other	(27)	(58)

Total deferred tax liabilities	(2,276)	(2,236)

Net deferred tax assets	$2,238	$26

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Other Income Tax Information

As of December 31, 2007, we had NOLs of $6.8 billion, including approximately $271 million related to stock compensation, the benefit of which, if realized, will be recognized in equity. If unused, the NOLs will expire between 2009 and 2025. During 2007, our NOLs increased by $1.5 billion and other deferred tax assets increased $860 million in connection with one particular tax strategy. We had unamortized investment tax credits of $57 million and $64 million as of December 31, 2007 and 2006, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment tax credits are amortized over the lives of the related assets. As of December 31, 2007 and 2006, we also have $69 million and $71 million ($45 million and $46 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2008 and 2019, if not utilized.

We have tax sharing agreements with previous affiliates that require cash payments between the parties in certain situations. In 2006, we negotiated a settlement of certain issues covered by one of these agreements. As a result of the settlement, we received $135 million in cash and recognized $53 million in income tax benefit, as well as $39 million in interest income. This interest income was included in other—net in 2006.

Due to our NOLs, we do not generally pay income taxes. However, in 2006 we made a payment of $130 million related to prior years’ federal income tax issues, of which $74 million was tax, and was recorded as a reduction in our liability for uncertain tax positions. In 2007 and 2005, we paid immaterial amounts for income taxes. We anticipate that in 2008 we will pay approximately $136 million related to income tax settlements.

Note 4: Investments

As of December 31, 2007, we had $116 million invested in auction rate securities, which are classified as non-current, available-for-sale investments and included in other non-current assets on our consolidated balance sheet. As of December 31, 2006, we had $248 million invested in auction rate securities, which were classified as short-term investments on our consolidated balance sheet. Except for the remaining $116 million of these securities, we reduced our holdings of auction rate securities during 2007 through the auction process.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, we still hold these long-term securities and are due interest at a higher rate than similar securities for which auctions have cleared. These investments are fully collateralized by AA rated bonds and are insured against loss of principal and interest by bond insurers whose AAA ratings are under review. These securities were valued using a model that takes into consideration the financial conditions of the issuer and the bond insurers as well as the value of the collateral. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may further adjust the carrying value of these investments.

We are uncertain as to when the liquidity issues relating to these investments will improve. Accordingly, we classified these securities as non-current as of December 31, 2007.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

During the fourth quarter of 2007, a fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we no longer have daily liquidity and have reclassified our holdings in the fund from cash and cash equivalents to investments on our consolidated balance sheet. The reclassification from cash and cash equivalents to investments is presented as an investing activity in our consolidated statement of cash flow for the year ended December 31, 2007. As of December 31, 2007, $79 million of our remaining investment in the fund was classified as short-term investments and $10 million was classified as non-current assets on our consolidated balance sheet.

Note 5: Earnings per Share

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions except per share amounts, shares in thousands)
Net income (loss)	$2,917	$593	$(779)

Basic weighted average shares outstanding	1,829,244	1,889,857	1,836,374
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	18,366	30,036	—
Dilutive effect of the equity premium on convertible debt at the average price of our common stock	67,487	45,261	—
Dilutive effect of unvested restricted stock and other	5,669	6,391	—

Diluted weighted average shares outstanding	1,920,766	1,971,545	1,836,374

Earnings (loss) per share:
Basic	$1.59	$0.31	$(0.42)

Diluted	$1.52	$0.30	$(0.42)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted earnings (loss) per share for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	28,540	39,163	95,284

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	3,351	—	—

Other outstanding options to purchase common stock excluded because the impact would have been anti-dilutive	4,933	9,297	39,656

Note 6: Accounts Receivable

The following table presents details of our accounts receivable balances as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in millions)
Accounts receivable—net:
Trade receivables	$1,154	$1,223
Earned and unbilled receivables	337	358
Purchased and other receivables	230	165

Total accounts receivable	1,721	1,746
Less: allowance for doubtful accounts	(145)	(146)

Accounts receivable—net	$1,576	$1,600

We are exposed to concentrations of credit risk from customers within our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 7: Property, Plant and Equipment

The components of our property, plant and equipment as of December 31, 2007 and 2006 are as follows:

	Depreciable Lives	December 31,
		2007	2006
		(Dollars in millions)
Property, plant and equipment—net:
Land	N/A	$101	$100
Buildings	15-30 years	3,388	3,355
Communications equipment	7-10 years	19,832	20,052
Other network equipment	8-45 years	20,904	20,440
General purpose computers and other	4-11 years	2,190	2,285
Construction in progress	N/A	231	142

Total property, plant and equipment		46,646	46,374
Less: accumulated depreciation		(32,975)	(31,795)

Property, plant and equipment—net		$13,671	$14,579

During 2007 and 2006, we changed the estimates of the remaining economic lives of our communications and other network equipment. This resulted in a net increase in depreciation expense in our consolidated statements of operations of $19 million ($0.01 per basic and diluted share) in 2007 and $27 million ($0.01 per basic and diluted share) in 2006.

Asset Retirement Obligations

In December 2005, we adopted FIN 47, which requires us to recognize asset retirement obligations that are conditional on a future event, such as the obligation to safely dispose of asbestos when a building is demolished or renovated under certain circumstances. Upon adoption of FIN 47, we determined that we have conditional asset retirement obligations to properly dispose of, or encapsulate, asbestos in several of our buildings, to close fuel storage tanks and to dispose of other potentially hazardous materials. In 2005, we recorded a charge of $22 million (liability of $26 million net of an asset of $4 million) for the cumulative effect of this change in accounting principle.

As of December 31, 2007, our asset retirement obligations balance was primarily related to estimated future costs of removing circuit equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets. The following table provides asset retirement obligation activity for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
	(Dollars in millions)
Asset retirement obligations:
Balance as of January 1	$85	$73	$55
Accretion expense	11	9	7
Liabilities incurred, including adoption of FIN 47	4	—	26
Liabilities settled and other	(42)	3	(15)

Balance as of December 31	$58	$85	$73

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

During 2007, we revised our estimates of the timing and amounts of our original estimate of undiscounted cash flows related to certain future asset retirement obligations. These revisions resulted in a reduction of $39 million to our asset retirement obligations and an offsetting reduction to gross property, plant and equipment.

Note 8: Capitalized Software

Internally used software, whether purchased or developed, is capitalized and amortized using the straight-line group method over its estimated useful life. As of December 31, 2007 and 2006, our capitalized software had carrying costs of $2.221 billion and $2.085 billion, respectively, and accumulated amortization was $1.368 billion and $1.267 billion, respectively.

Effective January 1, 2007, we changed our estimates of the average economic lives of capitalized software from between four and five years to between four and seven years. For the year ended December 31, 2007, amortization expense would have been higher by $120 million ($0.07 per basic and $0.06 per diluted share) had we not changed our estimates of the average economic lives. We recorded amortization expense of $228 million in 2007 for capitalized software based on a life range of four to seven years. As of December 31, 2007, the weighted average remaining life of our capitalized software was 3.5 years.

The estimated future amortization expense for capitalized software is as follows:

Estimated Amortization
(Dollars in millions)
Estimated future amortization expense:
2008	$281
2009	211
2010	138
2011	96
2012	69
2013 and thereafter	58

Total estimated future amortization expense	$853

Note 9: Borrowings

Current Portion of Long-Term Borrowings

As of December 31, 2007 and 2006, the current portion of our long-term borrowings consisted of:

	December 31,
	2007	2006
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$570	$1,656
Long-term capital lease and other obligations	31	30

Total current portion of long-term borrowings	$601	$1,686

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Long-Term Borrowings

As of December 31, 2007 and 2006, our long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2007	2006
	(Dollars in millions)
Long-term borrowings:
Qwest Communications International Inc. (“QCII”):
Senior notes with various rates ranging from 3.50% to 8.369% including LIBOR* + 3.50% and maturities from 2008 to 2025	$3,409	$3,909
Unamortized discount	(59)	(66)
Note payable to Anschutz Digital Media, Inc. (Note 15—Related Party Transactions)	8	15
Less: current portion	(77)	(1,272)

Total QCII	3,281	2,586

Qwest Capital Funding (“QCF”):
Notes with various rates ranging from 6.375% to 7.90% and maturities from 2008 to 2031	2,918	2,918
Unamortized discount	(2)	(2)
Less: current portion	(171)	—

Total QCF	2,745	2,916

Qwest Corporation (“QC”):
Notes with various rates ranging from 5.625% to 8.875% including LIBOR* + 3.25% and maturities from 2008 to 2043	7,979	7,799
Unamortized discount	(117)	(126)
Capital lease obligations	7	8
Less: current portion	(322)	(71)

Total QC	7,547	7,610

Qwest Communications Corporation (“QCC”):
7.25% Senior Notes due 2007	—	314
Unamortized discount and other	(12)	(15)
Capital lease and other obligations	77	83
Less: current portion	(9)	(323)

Total QCC	56	59

Other:
Capital lease and other obligations	43	55
Less: current portion	(22)	(20)

Total other	21	35

Total long-term borrowings	$13,650	$13,206

*	London Interbank Offered Rate

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Our long-term borrowings had the following interest rates and contractual maturities at December 31, 2007:

	Contractual Maturities
	2008	2009	2010		2011	2012	2013 and Thereafter	Total
	(Dollars in millions)
Interest rates:
Up to 5%	$—	$—	$1,265	*	$—	$—	$—	$1,265
Above 5% to 6%	328	—	—		—	—	—	328
Above 6% to 7%	171	562	500		—	—	2,026	3,259
Above 7% to 8%	71	—	403		2,151	—	4,337	6,962
Above 8% to 9%	—	250	—		—	1,500	750	2,500

Total notes and bonds	$570	$812	$2,168		$2,151	$1,500	$7,113	14,314

Capital lease and other obligations								127
Less: unamortized discount								(190)
Less: current portion of long-term borrowings								(601)

Total long-term borrowings								$13,650

*	Our 3.50% Convertible Senior Notes have a stated maturity of 2025, but they have contractual provisions that allow us to call the notes or their holders to put them to us at an earlier date. We have therefore reflected them in the table above as maturing at the earlier date.

QCII Notes

Covenants

As of December 31, 2007, QCII had outstanding a total of $2.075 billion aggregate principal amount of senior notes that were issued in February 2004 and June 2005. These notes are guaranteed on a senior unsecured basis by QSC and QCF. The indenture governing these notes limits QCII’s and its subsidiaries’ ability to:

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

If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing these notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million. We were in compliance with all of the covenants as of December 31, 2007.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Repayments

On October 18, 2007, we redeemed $250 million aggregate principal amount of QCII’s Floating Rate Senior Notes due 2009. The redemption resulted in a loss on early retirement of debt of $4 million in the fourth quarter of 2007.

Also on June 4, 2007, we redeemed $250 million aggregate principal amount of QCII’s Floating Rate Senior Notes due 2009. The redemption resulted in a loss on early retirement of debt of $4 million.

QCII Convertible Senior Notes

Covenants

The indenture governing the 3.50% Convertible Senior Notes (the “Indenture”) contains certain covenants including, but not limited to, a limitation on mergers or sales of all, or substantially all, of the assets of QCII, which requires that a successor assume the obligation with regard to these notes. The Indenture contains provisions requiring acceleration of payment of the notes upon an acceleration of any other debt obligations of QCII in an aggregate amount in excess of $100 million. We were in compliance with all of the Indenture covenants as of December 31, 2007.

Balance Sheet Classification

The $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”) was classified as a non-current obligation as of December 31, 2007 because specified, market-based conversion provisions were not met as of that date. These notes were classified as a current obligation as of December 31, 2006 because the market-based conversion provisions were met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. If our common stock maintains a closing price above $7.08 per share during certain subsequent periods, the notes would be available for immediate conversion and the outstanding notes would again be reclassified as a current obligation.

These notes are registered securities and are freely tradable. As of December 31, 2007, they had a market price of $1,332 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,184. The conversion value is calculated based on the specified conversion provisions using the closing prices of our common stock during the 20 trading days ended December 31, 2007.

Conversion Value

The conversion value of the notes may be calculated prior to maturity by using an initial conversion rate of 169.4341 per $1,000 in principal amount of the notes or an initial conversion price of $5.90, adjusted for certain events, including the payment of dividends, as described in the Indenture.

The following hypothetical example of the conversion calculation has assumed (i) no adjustment to the initial conversion rate or price is made or required under the terms of the Indenture, and (ii) the requisite conditions to an exercise of the conversion right provided under the Indenture are satisfied:

(1) If the price of our common stock exceeds $5.90 per share when the notes are converted, then for every $1,000 in principal amount of the notes surrendered for conversion, the holder will receive the following:

•	$1,000 in cash for the principal value of the notes, and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

•

the amount by which the conversion value (calculated as the product of the initial conversion rate and the average of the closing sale prices of our common stock during the conversion period as described in the Indenture) exceeds $1,000. At our option, we may elect to pay all or a portion of this amount in shares of our common stock or equivalent value of cash.

(2) If the price of our common stock is at or below $5.90 per share when the notes are converted, then for every $1,000 in principal amount of the notes surrendered for conversion, the holder will receive the lesser of:

•	$1,000 in cash for the principal value of the notes, or

•	the conversion value, calculated as described above, in cash.

In December 2007, our Board of Directors declared a dividend as described in Note 12—Stockholders’ Equity or Deficit, and indicated the Board of Directors’ intent to pay a quarterly dividend going forward. Under the Indenture, the initial conversion rate will be adjusted by any dividend payments as described in the Indenture. We will notify the Trustee and the holders of the notes in accordance with the terms of the Indenture following any adjustment to the conversion rate.

QCII Credit Facility

We have available to us $850 million under a revolving credit facility (“the Credit Facility”), which is currently undrawn and expires in October 2010. If drawn, the Credit Facility would, at our election, bear interest at a rate of adjusted LIBOR or a base rate, in each case plus an applicable margin. Such margin varies based upon the credit ratings of the facility and is currently 1.625% for LIBOR based borrowings and 0.625% for base rate borrowings. The Credit Facility is guaranteed by QSC and is secured by a senior lien on the stock of its wholly owned subsidiary, QC.

The Credit Facility contains certain other covenants including, but not limited to, limitations on:

•	incurrence of indebtedness (suspended while the Credit Facility remains undrawn);

•	restricted payments;

•	using any proceeds to pay settlements or judgments relating to securities-related actions discussed in Note 16—Commitments and Contingencies;

•	dividend and other payments;

•	mergers, consolidations and asset sales;

•	investments; and

•	liens (suspended while the Credit Facility remains undrawn).

In the event of certain changes of control, each lender under the Credit Facility may terminate its commitment and declare any outstanding amounts for such lender’s account immediately due and payable.

The Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 6 to 1 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 2.5 to 1. Consolidated EBITDA as defined in the Credit Facility means our net income (loss) adjusted for taxes, interest and non-cash and certain

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

non-recurring items. Compliance with these financial covenants is not required while the Credit Facility remains undrawn. However, we were in compliance with these financial covenants as of December 31, 2007.

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

QCF Notes

Covenants

The QCF notes are guaranteed by QCII on a senior unsecured basis. The indentures governing the QCF notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QCF; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QCF or us, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants as of December 31, 2007.

Repayment

On August 15, 2006, we repaid the remaining $485 million of QCF’s 7.75% Notes due August 15, 2006 that matured on that date.

Debt-for-Equity Exchanges

We had no debt-for-equity exchanges in 2007. During the year ended December 31, 2006, we exchanged approximately $70 million of existing QCF notes, plus $2 million of accrued interest, for approximately 8.6 million shares of our common stock with an aggregate value of approximately $66 million at the time of issuance. The effective share price for the exchange transactions ranged from $7.79 per share to $8.72 per share (principal and accrued interest divided by the number of shares issued). The trading prices for our common stock at the times the exchange transactions were consummated ranged from $7.16 per share to $8.04 per share. As a result, we recorded a gain of $6 million on debt extinguishments.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

QC Notes

Covenants

The indentures governing the QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QC; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QC, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the covenants at December 31, 2007.

New Issues

On May 16, 2007, QC issued $500 million aggregate principal amount of its 6.5% Notes due 2017.

On August 8, 2006, QC issued $600 million aggregate principal amount of its 7.5% Notes due 2014.

The aggregate net proceeds from the above offerings have been or will be used for general corporate purposes, including repayment of indebtedness and funding or refinancing our investments in telecommunication assets. The notes are unsecured obligations of QC and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of QC. The covenant and default terms are substantially the same as those associated with QC’s other long-term debt.

Repayments

On June 7, 2007, QC redeemed $70 million aggregate principal amount of its 6.0% Notes due 2007.

On June 4, 2007, QC redeemed $250 million aggregate principal amount of its 8 7/8% Debentures due June 1, 2031. The redemption resulted in a loss on early retirement of debt of $18 million.

On September 21, 2006, QC redeemed the remaining $90 million aggregate principal amount of its 39-year 6.25% debentures due January 1, 2007 at face value plus accrued interest of $1 million.

Concurrent with the issuance of QC’s 7.5% Notes due 2014 on August 8, 2006, QC redeemed the remaining $500 million aggregate principal amount of its floating rate term loan maturing in June 2007, plus accrued interest of $3 million. The redemption resulted in a loss on early retirement of debt of $9 million.

Registered Exchange Offers

On November 26, 2007, QC commenced a registered exchange offer for its 6.5% Notes due 2017 pursuant to the registration rights agreement that it entered into in connection with the issuance of these notes. QC completed the registered exchange offer on December 28, 2007.

On November 17, 2006, QC commenced a registered exchange offer for its 7.5% Notes due 2014 pursuant to the registration rights agreement that it entered into in connection with the issuance of these notes. QC completed the registered exchange offer on December 20, 2006.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

QCC Notes

Repayment

On June 15, 2007, QCC repaid at maturity $314 million aggregate principal amount of its 7.25% Senior Notes due 2007.

Interest on Debt

Interest on debt includes interest on long-term borrowings and capital lease obligations. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Interest expense on long-term borrowings and capital leases—net:
Gross interest expense	$1,111	$1,183	$1,496
Capitalized interest	(16)	(14)	(13)

Total interest expense on long-term borrowings and capital leases—net	$1,095	$1,169	$1,483

Cash paid for interest	$1,089	$1,127	$1,428

Note 10: Restructuring and Severance

Restructuring

During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of December 31, 2007, the remaining restructuring reserve relates to leases for real estate that we ceased using in prior periods and consists of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect to use this reserve over the remaining lease terms, which range from 0.3 years to 18.0 years, with a weighted average of 11.7 years.

The remaining reserve balances are included on our consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges and reversals are included in our consolidated statements of operations in selling, general and administrative expense. As of December 31, 2007 and 2006, our restructuring reserve was $312 million and $347 million, respectively. The amount included in current liabilities was $32 million and $37 million, respectively, and the long-term portion was $280 million and $310 million, respectively, as of those dates.

For the years ended December 31, 2007, 2006 and 2005, we added restructuring provisions of $6 million, $21 million and $40 million to the reserves, respectively, we used $38 million, $67 million and $101 million, respectively, and we reversed $3 million, $35 million and $31 million, respectively.

The restructuring provisions less reversals for the plans discussed above for our wireline services segment were $0 million, $0 million, and $(16) million for 2007, 2006 and 2005, respectively. No amounts were recorded

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

for our wireless services segment for any periods presented. The amounts recorded for our other services segment were $3 million, $(14) million, and $25 million for 2007, 2006 and 2005, respectively.

Severance

Severance charges are included in selling, general and administrative expenses in our consolidated statements of operations. As of December 31, 2007 and 2006, our severance liability was $25 million and $59 million, respectively. For the years ended December 31, 2007, 2006 and 2005, we accrued severance costs of $29 million, $58 million and $65 million, respectively. The remaining balance included charges primarily recorded in 2007, and we expect to pay substantially all of the 2007 severance charges in 2008.

Note 11: Employee Benefits

Adoption of SFAS No. 158

We adopted SFAS No. 158 as of December 31, 2006. SFAS No. 158 is effective in two steps. Step one required us to recognize on our consolidated balance sheet the funded status of our defined benefit post-retirement plans. This amount is defined as the difference between the value of plan assets and benefit obligations. We were also required to recognize as a component of other comprehensive income, net of taxes, the actuarial gains and losses and the prior service costs that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income is then adjusted as these amounts are recognized over time as components of net periodic benefit cost. The adoption of step one resulted in an increase in the prepaid pension asset of $218 million, an increase in current liabilities of $180 million, a decrease in post-retirement and other post-employment benefit obligations of $1.045 billion and an increase in accumulated other comprehensive income of $1.083 billion as of December 31, 2006.

Step two requires a plan’s measurement date to be the same as its balance sheet date and is effective beginning with our fiscal year ending on December 31, 2008. Since we currently use December 31 as the measurement date of the funded status of our plans, which is the same as our balance sheet date, this step will not impact our consolidated financial statements.

Pension, Post-Retirement and Other Post-Employment Benefits

We sponsor a noncontributory defined benefit pension plan for substantially all management and occupational (union) employees. In addition to this tax qualified pension plan, we also maintain a non-qualified pension plan for certain highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for eligible former employees.

Pension

The pension plan includes a traditional service-based program as well as an account balance program. Participants in the service-based program include all management employees and occupational (union) employees who had reached 20 years of service by December 31, 2000 or who were service pension eligible by December 31, 2003. The account balance program covers management employees hired after December 31, 2000 and management employees who did not have 20 years of service by December 31, 2000 or who were not service pension eligible by December 31, 2003. Future benefits in the account balance program are based on 3% of eligible pay while actively employed plus an investment return. The investment return on the account balance

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

program in a given year is based upon the average 30-year U.S. Treasury interest rate in effect during August through December of the prior year and the account balance at the beginning of the year.

Our funding policy for the pension plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. No pension contributions were required in 2007 or 2006, and we do not expect to make a contribution in 2008.

Post-Retirement Benefits

The benefit obligation for our occupational (union) health care and life insurance post-retirement plan benefits is estimated based on the terms of our written benefit plans. We consider numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and mortality trend rates. In 2005, we negotiated our current three-year collective bargaining agreements. These collective bargaining agreements covered approximately 21,000 of our unionized employees as of December 31, 2007. Additionally, we submitted letters to the Union notifying the Union of intended changes in the benefits provided to former occupational retirees. These agreements and/or letters of notification to the Union reflect changes for the eligible post-1990 retirees who are former occupational (union) employees, including: (i) a Letter of Agreement which states retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as “caps”) beginning January 1, 2009, rather than January 1, 2006, which was the previous effective date of the caps: (ii) the beneficiaries of post-1990 retirees who were former occupational (union) employees are eligible to receive a reduced life insurance benefit of $10,000 effective January 1, 2006 and the beneficiaries of other retirees who were former occupational (union) employees are eligible to receive a reduced life insurance benefit of $10,000 effective January 1, 2007; and (iii) post-1990 retirees pay increased out of pocket costs through plan design changes starting January 1, 2006. These changes have been considered in the determination of the benefit obligation for our occupational (union) employee benefits under the plan. The additional costs to us of deferring the enforcement of the caps by three years were substantially offset by the additional benefit to us of the reduction in life insurance benefits. As a result of this exchange of benefits with the affected plan participants (the retirees in this case), we have determined that the caps provision beginning January 1, 2009 is substantive. If the caps were not considered to be substantive in our determination of the benefit obligation, our current calculation of the benefit obligation would increase by approximately $2.0 billion as of December 31, 2007. Our collective bargaining agreements with our employees’ unions, which expire August 16, 2008, contain caps that are effective January 1, 2009. We intend to enforce these health care caps beginning on that date in order to maintain our health care costs at competitive levels.

The terms of the post-retirement health care and life insurance plans between us and our management employees and our post-1990 management retirees are established by us and are subject to change at our discretion. We have a past practice of sharing some of the cost of providing health care benefits with our management employees and post-1990 management retirees. In 2006, we amended the health care and life insurance plans. The amendments reflect changes for the management retirees effective January 1, 2007. These amendments: (i) require post-1990 management retirees to cover any costs in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as “caps”); (ii) provide that beneficiaries of management retirees are eligible for a reduced life insurance benefit of $10,000; and (iii) require post-1990 management retirees to pay increased out of pocket costs. These changes have been considered in the determination of the benefit obligation for our management employee benefits under the plans. The benefit obligation for the management post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. These amendments reduced our net periodic benefit cost by approximately

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

$50 million in 2007. A putative class action purportedly filed on behalf of certain of our retirees was brought against us and certain other defendants in Federal District Court in Colorado in connection with our decision to reduce life insurance benefits for these retirees. See Note 16—Commitments and Contingencies—Other Matters for additional information.

No contributions were made to the post-retirement occupational (union) health care trust in 2007 or 2006, and we do not expect to make a contribution in 2008.

A change of one percent in the assumed initial health care cost trend rate would have had the following effects in 2007:

	One Percent Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit cost (statement of operations)	$5	$(5)
Effect on benefit obligation (balance sheet)	$94	$(85)

Our post-retirement health care cost for post-1990 retirees is capped at a set dollar amount beginning January 1, 2007 with respect to retirees who are former management employees. Our post-retirement health care costs for retirees who are former occupational (union) employees will be capped at a set dollar amount beginning January 1, 2009. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date for the caps.

Expected Cash Flows

The pension, non-qualified pension and post-retirement health care and life insurance benefit payments are paid by us or distributed from plan assets. The estimated benefit payments provided below have been reduced by participant contributions.

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2008	$770	$25	$422	$(18)
2009	764	4	371	(20)
2010	758	4	373	(22)
2011	749	4	373	(23)
2012	740	4	369	(26)
2013—2017	3,528	17	1,728	(155)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Net Periodic Benefit Cost

The measurement dates used to determine pension, non-qualified pension and other post-retirement health care and life insurance benefit measurements for the plans are December 31, 2007, 2006 and 2005. The actuarial assumptions used to compute the net periodic benefit cost for our pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Actuarial assumptions at beginning of year:
Discount rate	6.00%	5.60%	5.75%	6.00%	5.60%	5.75%	6.00%	5.60%	5.75%
Rate of compensation increase	4.65%	4.65%	4.65%	4.65%	4.65%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A	8.50%	8.50%	8.50%
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	10.00%	10.00%	10.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2012	2011	2010

N/A—Not applicable

The components of net periodic benefit cost for our pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2007, 2006 and 2005 are detailed below:

	Years Ended December 31,
	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in millions)
Net periodic benefit cost:
Service cost	$126	$142	$149	$2	$2	$3	$10	$15	$20
Interest cost	492	482	500	3	3	3	233	288	310
Expected return on plan assets	(658)	(658)	(695)	—	—	—	(131)	(129)	(131)
Recognized transition asset	—	—	—	1	2	2	—	—	—
Recognized prior service cost	(5)	(5)	(5)	—	—	—	(127)	(83)	(56)
Recognized net actuarial loss	71	111	79	1	1	1	21	32	56

Total net periodic cost	$26	$72	$28	$7	$8	$9	$6	$123	$199

The net periodic benefit cost for our pension, non-qualified pension and post-retirement benefit is allocated between cost of sales and selling, general and administrative expenses in our consolidated statements of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Benefit Obligations

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2007 and 2006 are as follows:

	December 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
Actuarial assumptions at end of year:
Discount rate	6.30%	6.00%	6.10%	6.00%	6.30%	6.00%
Rate of compensation increase	3.50%	4.65%	3.50%	4.65%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	9.00%	10.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2012	2012

N/A—	Not applicable

As of December 31, 2007, we changed the assumptions we use to determine our rate of compensation increase. Previously, we used an assumption based on age and service. Now, we use a flat rate assumption. This simplification addresses the fact that the majority of pension plan participants are not affected by rate of compensation increases. This change did not have a material effect on the plans’ benefit obligation.

The following table summarizes the change in the benefit obligation for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2007 and 2006:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Benefit obligation accrued at beginning of year:	$8,532	$8,957	$53	$56	$4,067	$5,420
Service cost	126	142	2	2	10	15
Interest cost	492	482	3	3	233	288
Actuarial (gain) loss	(121)	(251)	2	(4)	(126)	(277)
Plan amendments	—	—	—	—	—	(998)
Participant contributions	—	—	—	—	32	29
Benefits paid	(843)	(798)	(4)	(4)	(418)	(427)
Medicare Part D reimbursements	—	—	—	—	16	17

Benefit obligation accrued at end of year	$8,186	$8,532	$56	$53	$3,814	$4,067

Accumulated benefit obligation	$8,046	$8,357	$54	$50	$3,814	$4,067

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Plan Assets

We maintain plan assets for our pension and post-retirement benefit plans. The pension plan assets are used for the payment of pension benefits. The post-retirement benefit plan assets are used only to pay health care benefits on behalf of retirees who are former occupational (union) plan participants. The following table summarizes the change in the fair value of plan assets for the pension and post-retirement benefit plans as of and for the years ended December 31, 2007 and 2006:

	Pension Plan		Post-Retirement Benefit Plans
	2007	2006	2007	2006
	(Dollars in millions)
Fair value of plan assets at beginning of year	$9,843	$9,348	$1,677	$1,644
Actual gain on plan assets	858	1,293	133	240
Benefits paid from plan assets	(843)	(798)	(222)	(207)

Fair value of plan assets at end of year	$9,858	$9,843	$1,588	$1,677

Our investment objective for both the pension and post-retirement benefit plan assets is to achieve an attractive risk-adjusted return that will provide for the payment of benefits and minimize the risk of large losses. Investment risk is managed by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. Derivative instruments (primarily exchange-traded futures, forwards, swaps and options) are used to reduce risk as well as enhance return.

The asset allocation, or the asset class holdings as a percentage of each trust’s balance, for the pension plan and post-retirement benefit plans as of December 31, 2007 and 2006 are summarized below. There are no plan assets associated with our non-qualified pension plan.

	December 31,
	Pension Plan		Post-Retirement Benefit Plans
	2007	2006	2007	2006
	(Dollars in millions)
Equity	52%	60%	55%	55%
Debt	33%	23%	29%	29%
Real estate	6%	8%	7%	7%
Other	9%	9%	9%	9%

Total	100%	100%	100%	100%

In 2007, we modified our pension plan investment strategy to reduce volatility relative to changes in the qualified pension plan obligations. This strategy includes decreasing equity investments and increasing interest rate sensitive investments. The target equity allocation will be decreased over time from 60% to 35% of pension assets. The targets for debt, real estate and other allocations will change to 45%, 5% and 15%, respectively. As a result of these changes, the expected long-term return on pension assets is being reduced to 8% as of the beginning of 2008. Target allocations for the post-retirement benefit plan assets remain at 55% equity, 30% fixed income, 5% real estate and 10% other. As of December 31, 2007 and 2006, shares of our common stock and ownership of our debt accounted for less than 0.5% of the assets held in the pension and post-retirement benefit plans.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

For the years ended December 31, 2007 and 2006, the investment program produced an actual return on pension and post-retirement plan assets which exceeded the expected return by $202 million and $745 million, respectively. The annual returns on plan assets will almost always be different from the expected long-term returns, and the plans could experience net losses, due primarily to the volatility occurring in the financial markets during any given year.

Funded Status

The following table presents the funded status of the pension, non-qualified pension and post-retirement benefit plans as of December 31, 2007 and 2006:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Benefit obligation	$(8,186)	$(8,532)	$(56)	$(53)	$(3,814)	$(4,067)
Fair value of plan assets	9,858	9,843	—	—	1,588	1,677

Funded (unfunded) status	$1,672	$1,311	$(56)	$(53)	$(2,226)	$(2,390)

The prepaid pension asset is classified as long-term. The post-retirement benefit obligation is recorded in our consolidated balance sheets in accrued expenses and other current liabilities for the short-term portion and post-retirement and other post-employment benefit obligations for the long-term portion. The amount included in accrued expenses and other current liabilities was $160 million and $170 million as of December 2007 and 2006, respectively, and the amount included in post-retirement and other post-employment benefit obligations was $2.066 billion and $2.218 billion as of December 31, 2007 and 2006, respectively. Also included in post-retirement and other post-employment benefits are the non-qualified pension plan, post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations totaling $122 million and $148 million as of December 31, 2007 and 2006, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Accumulated Other Comprehensive Income (Loss)—Recognition and Deferrals

The following table presents items not recognized as a component of net periodic benefit cost as of December 31, 2006, items recognized as a component of net periodic benefit cost during 2007, additional items deferred during 2007 and items not recognized as a component of net periodic benefit cost as of December 31, 2007. The items not recognized as a component of net periodic benefit cost have been recorded in our consolidated balance sheets in accumulated other comprehensive income (loss) as of December 31, 2007 and 2006:

	As of and for the years ended December 31,
	2006	Recognition of Net Periodic Benefit Cost	Deferrals	Net Change in AOCI	2007
	(Dollars in millions)
Components of other comprehensive income (loss):
Pension plan:
Net actuarial gain or loss	$179	$71	$322	$393	$572
Prior service cost	39	(5)	—	(5)	34
Deferred income tax	—	(26)	(125)	(151)	(151)

Total pension plan	$218	$40	$197	$237	$455

Non-qualified pension plan:
Net actuarial loss	$(7)	$1	$(2)	$(1)	$(8)
Transition costs	(1)	1	—	1	—
Deferred income tax	—	(1)	1	—	—

Total non-qualified pension plan	$(8)	$1	$(1)	$—	$(8)

Post-retirement benefit plan:
Net actuarial gain or loss	$(367)	$21	$128	$149	$(218)
Prior service cost	1,240	(127)	—	(127)	1,113
Deferred income tax	—	30	(67)	(37)	(37)

Total post-retirement benefit plans	$873	$(76)	$61	$(15)	$858

Total accumulated other comprehensive income (loss)	$1,083	$(35)	$257	$222	$1,305

The following table presents estimated items to be recognized in 2008 as a component of net periodic benefit cost of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit cost in 2008:
Net actuarial loss	$—	$3	$14
Prior service cost	(5)	—	(104)
Deferred income tax	2	(1)	28

Estimated net periodic benefit cost to be recorded in 2008 as a component of other comprehensive income (loss)	$(3)	$2	$(62)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Medicare Prescription Drug, Improvement and Modernization Act of 2003

We sponsor post-retirement health care plans with several benefit options that provide prescription drug benefits, which we deem actuarially equivalent to Medicare Part D. We recognize the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of our benefit obligation and net periodic benefit cost. The effect of the subsidy reduced our net periodic post-retirement benefit cost by $51 million, $81 million and $38 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit costs were $288 million, $291 million and $281 million for the years ended December 31, 2007, 2006 and 2005, respectively. Occupational (union) employee benefits are based on negotiated collective bargaining agreements. Currently these costs, other than enrollment fees and out of pocket amounts, are largely funded by us. Management and occupational (union) employees are required to partially fund the health care benefits provided by us, in addition to out of pocket costs. Participating management employees contributed $37 million, $35 million and $35 million in 2007, 2006 and 2005, respectively. Participating occupational (union) employees contributed $5 million, $5 million and $0 million in 2007, 2006 and 2005, respectively. The basic group life insurance plan is fully insured and the premiums are paid by us.

401(k) Plan

We sponsor a qualified defined contribution benefit plan covering substantially all management and occupational (union) employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service (“IRS”). Currently, we match a percentage of employee contributions in cash. As of December 31, 2007 and 2006, the assets of the plan included approximately 48 million and 55 million shares of our common stock, respectively, as a result of the combination of our employer match and participant directed contributions. We made cash contributions in connection with our 401(k) plan of $67 million for each of the years ended December 31, 2007 and 2006.

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

Our deferred compensation obligations for these plans are included in our consolidated balance sheets in accrued expenses and other current liabilities and other long-term liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statements of operations. Deferred compensation plan assets are included in other long-term assets on our consolidated balance sheets. Shares of our common stock owned by rabbi trusts, such as those established for our deferred compensation

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

plans, are treated as treasury stock and are included at cost on our consolidated balance sheets. The values of assets and liabilities related to these plans are not significant.

Note 12: Stockholders’ Equity or Deficit

Common Stock ($0.01 par value)

We are authorized to issue up to 5.0 billion shares of common stock with $0.01 par value per share. We had 1.793 billion and 1.903 billion shares issued and 1.787 billion and 1.901 billion shares outstanding as of December 31, 2007 and 2006, respectively.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. For the years ended December 31, 2007 and 2006, we repurchased 137 million and 26 million shares, respectively, of our common stock under this program at a weighted average price per share of $8.54 and $8.03, respectively. As of December 31, 2007, we had repurchased a total of $1.378 billion of common stock under this program.

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

As of December 31, 2007 and 2006, there were 200 million shares of preferred stock authorized but no shares issued or outstanding.

Treasury Stock

Deferred Compensation—Rabbi Trusts

Rabbi trusts were established for two of our deferred compensation plans. As of December 31, 2007 and 2006, the rabbi trusts held approximately 62,000 shares of our common stock with a cost of $3 million. Shares of our common stock held by the rabbi trusts are accounted for as treasury stock, but are considered outstanding for legal purposes.

Forfeitures and Vesting of Restricted Stock

Under our Equity Incentive Plan and restricted stock agreements, we automatically withhold a portion of vesting shares of restricted stock to cover the withholding taxes due upon vesting. As a result of forfeited and withheld restricted stock, we acquired approximately 3,891,000, 931,000 and 60,000 shares of treasury stock during 2007, 2006 and 2005, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Debt-for-Equity Exchanges

We had no debt for equity exchanges in 2007. During 2006 and 2005, we issued 8.6 million and 38.3 million shares, respectively, of our common stock with an aggregate value of $66 million and $145 million, respectively, in exchange for certain outstanding debt.

Dividends

In December 2007, our Board of Directors declared a quarterly dividend of $0.08 per share, payable on February 21, 2008 to shareholders of record on February 1, 2008. We did not declare any dividends during 2006 and 2005.

Note 13: Stock-Based Compensation

Equity Incentive Plan

We adopted an Equity Incentive Plan (“EIP”) on June 23, 1997. The EIP was most recently amended and restated on May 23, 2007. The EIP permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to selected eligible employees, consultants and non-employee members of our Board of Directors. Unless otherwise provided by the Compensation and Human Resources Committee of our Board of Directors, the EIP provides that, upon a “change in control,” all awards granted under the EIP will vest immediately. The maximum number of shares of our common stock that may be issued under the EIP at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the EIP or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. As of December 31, 2007, approximately 179 million shares of our common stock were authorized for grant under the EIP and approximately 102 million shares were available for future issuance under the EIP.

Except for awards with market-based vesting conditions, awards generally vest in equal increments over three to five years. Awards that we granted to our employees from June 1999 to September 2002 typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since September 2002, awards that we grant to our officers (vice president level and above) typically provide for accelerated vesting and an extended exercise period upon a change of control, and awards that we grant to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control.

Awards without Market Based Vesting Conditions

Stock Options

The Compensation and Human Resources Committee of our Board of Directors, or its delegate, approves the exercise price for each stock option. Options generally have an exercise price that is at least equal to the fair market value of the common stock on the date of grant, subject to certain restrictions. Options have ten-year terms.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Our stock option activity for the three-year period ended December 31, 2007 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of December 31, 2004	126,974	$14.65
Granted	32,142	4.01	$2.74
Exercised	(6,683)	3.86
Canceled or forfeited	(5,764)	5.28
Expired	(11,729)	24.06

Outstanding as of December 31, 2005	134,940	$12.23
Granted	6,115	6.19	$4.36
Exercised	(43,226)	4.18
Canceled or forfeited	(1,085)	5.00
Expired	(4,219)	22.49

Outstanding as of December 31, 2006	92,525	$15.21
Granted	6,052	8.54	$3.86
Exercised	(18,901)	4.41
Canceled or forfeited	(1,494)	7.43
Expired	(8,926)	19.45

Outstanding as of December 31, 2007	69,256	$17.20

The aggregate intrinsic values of the options exercised during the years ended December 31, 2007, 2006 and 2005, totaled $87 million, $153 million and $8 million, respectively.

The outstanding options at December 31, 2007 have the following characteristics:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0.01—$ 5.00	20,940	6.13	$4.05	20,245	$4.06
$ 5.01—$10.00	18,100	6.75	$6.40	9,123	$5.26
$10.01—$20.00	3,360	1.39	$15.98	3,360	$15.98
$20.01—$30.00	6,928	0.64	$28.80	6,928	$28.80
$30.01—$40.00	12,151	1.71	$33.31	12,151	$33.31
$40.01—$60.00	7,777	2.20	$42.74	7,777	$42.74

Total	69,256	4.30	$17.20	59,584	$18.80

The aggregate intrinsic value for outstanding options that were in-the-money was $81 million at December 31, 2007. The exercisable options at December 31, 2007 had remaining contractual terms with a weighted average of 4 years. Options that were both exercisable and in-the-money on December 31, 2007 had an aggregate intrinsic value of $76 million on that date.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Except for options with market-based vesting conditions, we use the Black-Scholes model to estimate the fair value of new stock option grants and establish that fair value at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, all option valuation models require the input of highly subjective assumptions including the expected life of the options and the expected stock price volatility. Because our stock options have characteristics significantly different from traded options, and changes in the input assumptions can materially affect the fair value estimate, estimates of the fair value of our stock options are subjective.

Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to determine the fair value estimates of options granted in the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Black-Scholes assumptions:
Risk-free interest rate	3.3%-4.9%	4.2%-5.0%	3.2%-4.4%
Expected dividend yield	—%	—%	—%
Expected option life (years)	4.7	5.0	4.4
Expected stock price volatility	45%	80%	88%

We believe the two most significant assumptions used in our estimates of fair value are the expected option life and the expected stock price volatility, both of which we estimate based on historical information.

Restricted Stock

Restricted stock activity as of and for the three-year period ended December 31, 2007 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock:
Unvested balance as of December 31, 2004	117	$6.59
Granted	1,704	4.19
Vested	(92)	6.01
Forfeited	(25)	8.70

Unvested balance as of December 31, 2005	1,704	$4.19
Granted	3,584	6.24
Vested	(1,645)	4.16
Forfeited	(257)	6.01

Unvested balance as of December 31, 2006	3,386	$6.24
Granted	2,708	8.53
Vested	(844)	6.23
Forfeited	(724)	7.38

Unvested balance as of December 31, 2007	4,526	$7.43

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Based on our stock price on the vesting dates, the fair value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005 totaled $7 million, $14 million and $0 million, respectively. Except for restricted stock with market-based vesting conditions, we use the closing price of our common stock on the date of grant as the fair value of restricted stock.

Awards with Market-Based Vesting Conditions

In 2007 and 2006, we granted certain non-qualified options and restricted stock with vesting conditions tied in part to the market value of our common stock. Because of these vesting conditions, our standard valuation models do not accurately estimate the fair value of these awards. We valued these awards using Monte-Carlo simulations to estimate the grant date fair value of each option and share of restricted stock. We believe the most significant assumption used in our estimate of fair value is the expected volatility, which we estimated based on historical information. We did not grant any awards with market-based vesting conditions prior to 2006.

Stock Options

Stock options with market-based vesting conditions activity as of and for the two-year period ended December 31, 2007 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
	(in thousands)
Stock options with market-based vesting conditions:
Outstanding as of December 31, 2005	—	$—	$—
Granted	3,851	6.15	3.99
Exercised	—	—	—
Canceled or forfeited	—	—	—
Expired	—	—	—

Outstanding as of December 31, 2006	3,851	$6.15	$3.99
Granted	3,353	8.43	4.27
Exercised	—	—	—
Canceled or forfeited	(4,864)	6.64	4.09
Expired	—	—	—

Outstanding as of December 31, 2007	2,340	$8.39	$4.17

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Restricted Stock

Restricted stock with market-based vesting conditions activity as of and for the two-year period ended December 31, 2007 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Restricted stock with market-based vesting conditions:
Unvested balance as of December 31, 2005	—	$—
Granted	2,407	5.07
Vested	—	—
Forfeited	—	—

Unvested balance as of December 31, 2006	2,407	$5.07
Granted	1,463	5.91
Vested	—	—
Forfeited	(2,859)	5.27

Unvested balance as of December 31, 2007	1,011	$5.73

The market-based vesting condition awards outstanding as of December 31, 2007 have not yet vested. The assumptions used to estimate their grant date fair values are summarized below:

	For the years ended December 31,
	2007	2006
Monte-Carlo simulation assumptions:
Risk-free interest rate	4.80%	4.50%
Expected dividend yield	—%	—%
Expected option life (years)	10	10
Expected stock price volatility	55%	60%

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which we are authorized to issue 27 million shares of our common stock to eligible employees. Under the terms of our ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. For the years ended December 31, 2007, 2006 and 2005, approximately 1.7 million, 1.5 million and 2.1 million shares, respectively, were purchased under this plan at weighted-average purchase prices of $7.16, $6.38 and $3.46 per share, respectively.

Stock-Based Compensation Expense

Compensation expense is included in cost of sales and selling, general and administrative expense in our consolidated statements of operations. We recognize compensation expense relating to awards under our EIP using the straight-line method over the applicable vesting periods. We recognize compensation expense related to employee purchases under our ESPP for the difference between the employees’ purchase prices and the fair

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

market values of the stock. We have not recorded any net income tax benefit related to stock-based compensation for the year ended December 31, 2007.

As of December 31, 2007, there was $58 million of total unrecognized compensation expense related to unvested stock options and restricted stock under our EIP. We expect to recognize this amount over the remaining weighted average vesting terms of 2.2 years. There is no unrecognized compensation expense related to the ESPP.

We do not consider capitalized stock-based compensation expense to be material.

The following table presents details of our stock-based compensation for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
	(Dollars in millions, except per share amounts)
Stock-based compensation expense:
EIP awards (excluding market-based vesting conditions):
Stock options	$13	$13
Restricted stock	10	8
EIP awards with market-based vesting conditions:
Stock options	(2)	3
Restricted stock	(2)	3
ESPP	2	2

Total stock-based compensation expense	$21	$29

Impact on earnings per share:
Basic	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.01)

For a discussion of the proforma impact of the adoption of SFAS No. 123(R) on net loss and loss per share for the year ended December 31, 2005 as if our stock-based compensation had been determined based on the fair value at the grant dates, see “Adoption of SFAS No. 123(R)” below.

Proceeds from EIP and Employee Stock Purchase Plan

We issue new shares of our common stock upon the exercise of stock options, upon grants of restricted stock and upon employee purchases of our stock under our ESPP. The cash received upon exercise of stock options and from employee purchases under our ESPP was $96 million, $191 million and $33 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Compensation Plan for Non-Employee Directors

We sponsor a deferred compensation plan for current and former non-employee members of our Board of Directors. Under this plan, participants may, at their discretion, elect to defer all or any portion of the directors’ fees for the upcoming year for services they perform. Participants in the plan are fully vested in their plan

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

accounts. Subject to the terms of the plan, participants can suspend or change their election to defer fees in future calendar years.

Quarterly, we credit each participant’s account with a number of “phantom units” having a value equal to his or her deferred directors’ fees. Each phantom unit has a value equal to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. Non-employee directors participating in the plan held approximately 765,000 and 716,000 phantom units as of December 31, 2007 and 2006, respectively. Subject to the terms of the plan, each participant’s account will be distributed as a lump sum as soon as practicable following the end of his or her services as a director. Amounts deferred before 2005 and earnings on those amounts are subject to the distribution options elected in advance by the participant and may be in the form of: (i) a lump-sum payment; (ii) annual cash installments over periods up to 10 years; or (iii) some other form selected by our chief human resources officer (or his or her designee). A change in our stock price of one dollar would not result in a significant expense impact to our consolidated financial statements.

Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the value of our common stock are recorded in our consolidated statements of operations. The deferred compensation liability is recorded in other long-term liabilities. The expense associated with this plan did not have a significant impact on our consolidated financial statements for the periods presented. However, depending on the extent of appreciation in the value of our common stock, expenses incurred under this plan could become significant in subsequent years.

Adoption of SFAS No. 123(R)

We adopted SFAS No. 123(R) effective January 1, 2006, which requires the measurement of compensation expense using estimates of the fair value of all stock-based awards. SFAS No. 123(R) sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation. Prior to 2006, we accounted for stock awards granted to employees under the intrinsic-value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic-value method, no compensation expense was recognized for options granted to employees when the strike price of those options equaled or exceeded the value of the underlying security on the measurement date.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

We applied the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for the periods ended prior to January 1, 2006. The following table illustrates the effect on net loss and loss per share for the year ended December 31, 2005 as if our stock-based compensation had been determined based on the fair value at the grant dates:

Year Ended December 31, 2005
(Dollars in millions, except per share amounts)
Net loss:
As reported	$(779)
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(171)

Pro forma net loss	$(950)

Net loss per share:
As reported—basic and diluted	$(0.42)
Pro forma—basic and diluted	$(0.52)

On August 18, 2005, the Compensation and Human Resources Committee of our Board of Directors accelerated the vesting of all outstanding and unvested stock options that had an exercise price equal to or greater than $3.79, which was the closing market price of Qwest’s common stock on that date. The purpose of the acceleration was to avoid recognizing future compensation expense associated with the accelerated options upon the adoption of SFAS No. 123(R). As a result of the acceleration, 50.4 million stock options, of which 10.5 million stock options were held by our executive officers, became exercisable on August 18, 2005. The impact of the acceleration on net loss as shown in the above table was an increase in pro forma stock-based compensation expense of approximately $103 million in 2005. This modification affected approximately 13,000 employees. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreements governing the underlying stock options remain unchanged.

Note 14: Segment Information

Our operating revenue is generated from our wireline services, wireless services and other services segments. Segment discussions reflect the way we currently report our operating results to our Chief Operating Decision Maker (“CODM”). In August 2007, Edward A. Mueller became our Chairman and Chief Executive Officer and our new CODM, and during 2007 he continued to use these same segments to evaluate performance and allocate resources. However, we will adjust our reporting segments at the beginning of 2008 to reflect changes in how we have begun managing our business beginning in 2008.

The accounting principles used to determine segment results are the same as those used in our consolidated financial statements. Segment income consists of each segment’s revenue and expenses. Segment revenue is based on the types of products and services offered as described below. Wireline and wireless segment expenses include employee-related costs (except for the combined expense of pension, non-qualified pension and post-retirement benefits), facility costs, network expenses and other non-employee related costs such as customer support, collections and telemarketing. We manage costs for administrative services such as finance, information

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

technology, real estate, legal and human resources centrally; consequently, these costs are included in the other services segment. We evaluate depreciation, amortization, interest expense, interest income and other income (expense) on a total company basis because we do not allocate our network costs, capital and debt costs, and non-operating income or expenses to specific segments. As a result, these items are not assigned to any segment. Similarly, we do not include impairment charges in the segment results. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

We generate revenue from our wireline services, wireless services and other services as described below.

•

Wireline services. We provide voice services and data, Internet and video services primarily through our telecommunications network to mass markets, business and wholesale customers. Our wireline services include:

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

•	Data, Internet and video services. Data, Internet and video services include:

•	broadband access, which we offer to mass markets and business customers;

•	more advanced data and Internet services such as data integration, private line, MPLS, web hosting and VoIP, which we offer to business and wholesale customers;

•	traditional data and Internet services such as ATM, frame relay, DIA, VPN, ISDN and Internet dial-up access, which we offer primarily to business and wholesale customers; and

•	video services, including resold satellite digital television and traditional cable-based video, which we offer primarily to mass markets customers.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Segment information for the years ended December 31, 2007, 2006 and 2005 is summarized in the following table:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Operating revenue:
Wireline services	$13,182	$13,328	$13,335
Wireless services	560	557	527
Other services	36	38	41

Total operating revenue	$13,778	$13,923	$13,903

Operating expenses:
Wireline services	$6,542	$6,699	$6,863
Wireless services	570	579	619
Other services	2,451	2,320	2,501

Total segment expenses	$9,563	$9,598	$9,983

Segment income (loss):
Wireline services	$6,640	$6,629	$6,472
Wireless services	(10)	(22)	(92)
Other services	(2,415)	(2,282)	(2,460)

Total segment income	$4,215	$4,325	$3,920

Capital expenditures:
Wireline services	$1,305	$1,314	$1,247
Wireless services	2	1	2
Other services	362	317	364

Total capital expenditures	$1,669	$1,632	$1,613

The following table reconciles segment income to net income (loss) for the three years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Total segment income	$4,215	$4,325	$3,920
Depreciation and amortization	(2,459)	(2,770)	(3,065)
Total other expense—net	(1,092)	(998)	(1,615)
Income tax benefit	2,253	36	3
Cumulative effect of changes in accounting principles—net of taxes	—	—	(22)

Net income (loss)	$2,917	$593	$(779)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Revenue from our products and services for the years ended December 31, 2007, 2006 and 2005 is summarized in the following table:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)
Operating revenue:
Wireline voice services	$8,109	$8,715	$9,106
Wireline data, Internet and video services	5,073	4,613	4,229
Wireless services	560	557	527
Other services	36	38	41

Total operating revenue	$13,778	$13,923	$13,903

We do not have any single customer that provides more than 10% of our revenue. Substantially all of our revenue comes from customers located in the United States.

Note 15: Related Party Transactions

In October 1999, we agreed to purchase certain telecommunications-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from Anschutz Digital Media, Inc., a subsidiary of Anschutz Company (which is our largest stockholder), in exchange for a promissory note in the amount of $34 million. The note bears interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. During 2007, 2006 and 2005, we paid $1 million, $1 million and $2 million in interest and $7 million, $6 million and $5 million in principal, respectively, on the note. As of December 31, 2007, the outstanding accrued interest on the note was less than $1 million and the outstanding principal balance on the note was $8 million.

In 2007, we paid approximately $29 million in administrative fees in the ordinary course of business to United Healthcare Services, Inc., which provides health benefit plans to some of our employees and is a subsidiary of UnitedHealth Group. Our director, Anthony Welters, serves as Executive Vice President of UnitedHealth Group and as President of its Public and Senior Markets Group.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 16: Commitments and Contingencies

Commitments

Future Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	2013 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$570	$812	$2,168	$2,151	$1,500	$7,113	$14,314
Capital lease and other obligations	40	23	10	9	6	39	127
Interest on long-term borrowings and capital leases(2)	1,038	983	918	775	597	4,964	9,275
Operating leases	248	223	197	165	138	842	1,813

Total debt and lease payments	1,896	2,041	3,293	3,100	2,241	12,958	25,529

Other long-term liabilities	6	3	3	2	2	42	58

Purchase commitments:
Telecommunications commitments	150	87	41	—	—	—	278
IRU* operating and maintenance obligations	18	18	18	18	17	168	257
Advertising, promotion and other services(3)	106	66	40	31	29	116	388

Total purchase commitments	274	171	99	49	46	284	923

Total future contractual obligations	$2,176	$2,215	$3,395	$3,151	$2,289	$13,284	$26,510

*	Indefeasible rights of use

(1)	The table does not include:

•	our open purchase orders as of December 31, 2007. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•

other long-term liabilities, such as reserves for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•

non-qualified pension, post-retirement and post-employment benefits payable to certain current and future retirees, some of which are due under contractual agreements. Pension and certain occupational post-retirement benefits are paid through trusts, and therefore are not included in this table as we are not able to reliably estimate future required contributions to the trusts, if any. As of December 31, 2007, our qualified defined benefit pension plan was fully funded. As of December 31, 2007, we had a liability recorded on our balance sheet of $2.389 billion representing the net benefit obligation for non-qualified pension, post-retirement healthcare and life insurance and other post-employment benefits. Future payments under these plans are impacted by various actuarial and market assumptions and will differ from the current estimates of these payments. See further discussion of our benefit plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of this report;

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

•

contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers’ network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts on December 31, 2007, the contract termination fees (based on minimum commitments) would have been approximately $404 million. Under the same assumption, termination fees for contracts to purchase other goods and services would have been $144 million. In the normal course of business, we believe the payment of these fees is remote; and

•

potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)	Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2007.

(3)	We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

Capital Leases

We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2007, 2006 and 2005 were $14 million, $21 million and $50 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $235 million, $243 million and $208 million of cost less accumulated amortization of $103 million, $80 million and $55 million at December 31, 2007, 2006 and 2005, respectively.

The future minimum payments under capital leases as of December 31, 2007 are reconciled to our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$158
Less: amount representing interest and executory costs	(55)

Present value of minimum payments	103
Less: current portion	(28)

Long-term portion	$75

Operating Leases

Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. For the years ended December 31, 2007, 2006 and 2005, rent expense under these operating leases was

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

$294 million, $313 million and $455 million, respectively, net of sublease rental income of $30 million, $33 million and $35 million, respectively. Operating leases as reported in the table in “Future Contractual Obligations” above have not been reduced by minimum sublease rental income of $198 million, which we expect to realize under non-cancelable subleases.

Letters of Credit and Guarantees

We maintain letter of credit arrangements with various financial institutions for up to $130 million. As of December 31, 2007, the amount of letters of credit outstanding was $91 million.

As described further in Note 20—Financial Statements of Guarantors, certain Qwest entities have guaranteed the payment of debt, leases or letter of credit obligations of other Qwest entities.

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

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our former directors, officers and employees with respect to certain of the matters described below, and we have been advancing legal fees and costs to many former directors, officers and employees in connection with the securities actions and certain other matters.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, a panel of Tenth Circuit judges held that the federal district court order overruling Nacchio and Woodruff’s objections to the settlement was not sufficiently specific, and it instructed the district court to provide a more detailed explanation for overruling those objections. We have asked the full Tenth Circuit to review the panel’s decision. The ultimate outcome of the pending appeal of the decision approving the settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by us in connection with indemnification claims by Messrs. Nacchio and Woodruff.

KPNQwest Litigation/Investigation

In 2006, we and the other defendants reached settlements of a putative class action filed against us and others in the federal district court for the Southern District of New York on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which we were a major shareholder). The plaintiffs had alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. In 2007, the court approved the settlements, which were then implemented. Certain individuals and entities were excluded from the settlement class at their request. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have filed actions against us, as described below, and we are vigorously defending against these claims. We expect that at least some of the other persons who were excluded from the settlement class will also pursue actions against us if we are unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class currently contend that they have incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

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

For the Years Ended December 31, 2007, 2006 and 2005

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against us, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $320 million based on the exchange rate on December 31, 2007).

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

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which Qwest has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages.

QCC is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission (“FCC”) regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

QC is a defendant in litigation brought by several owners of payphones relating to the rates QC charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners claim that QC charged more for payphone access lines than QC was permitted to charge under the applicable FCC rules. Two lawsuits are pending, one filed in the United States District Court for the Western District of Washington, the other in the United States District Court for the District of Utah. The Washington lawsuit resulted in reversal of the district court’s dismissal order by the Ninth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. In the Utah case, the Tenth Circuit Court of Appeals reversed a dismissal by the district court and directed that the district court refer several issues to the FCC for resolution. A proceeding against QC is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving QC, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding that which was permitted under the applicable FCC rules. QC will vigorously defend against these actions.

A putative class action purportedly filed on behalf of certain of our retirees was brought against us and certain other defendants in Federal District Court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. We believe that our reduction of the life insurance benefit was permissible under applicable law and plan documents and will vigorously defend against this action.

We have tax related matters pending against us, certain of which are before the Appeals Office of the IRS. In addition, tax sharing agreements have been executed between us and previous affiliates, and we believe the liabilities, if any, arising from adjustments to previously filed returns would be borne by the affiliated group member determined to have a deficiency under the terms and conditions of such agreements and applicable tax law. We have not generally provided for liabilities attributable to former affiliated companies or for claims they have asserted or may assert against us. We believe that we have adequately provided for these tax-related matters. If the recorded reserves for these tax-related matters are insufficient, we could be required to record additional amounts in future periods.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 17: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2007
Operating revenue	$3,446	$3,463	$3,434	$3,435	$13,778
Income tax benefit (expense)	(2)	—	2,149	106	2,253
Net income	240	246	2,065	366	2,917
Basic earnings per share	$0.13	$0.13	$1.14	$0.20	$1.59
Diluted earnings per share	$0.12	$0.13	$1.08	$0.20	$1.52

2006
Operating revenue	$3,476	$3,472	$3,487	$3,488	$13,923
Income tax benefit (expense)	2	(18)	43	9	36
Net income	88	117	194	194	593
Basic earnings per share	$0.05	$0.06	$0.10	$0.10	$0.31
Diluted earnings per share	$0.05	$0.06	$0.09	$0.10	$0.30

Fourth Quarter 2007

Income tax expense for the fourth quarter of 2007 includes income tax benefits of $144 million from tentative settlements that we and the IRS agreed to related to several of the issues raised in its audit of our 2002 and 2003 tax years and $52 million of benefit from changes in other estimates. Partially offsetting these benefits was a $93 million reduction in the third quarter’s reversal of the valuation allowance on our deferred tax assets that we should have recognized in the third quarter of 2007 when the reversal was recognized. Had the reduction been recognized, it would have reduced the impact of the third quarter reversal of the valuation allowance on our deferred tax assets from $2.174 billion to $2.081 billion. Absent the $93 million adjustment, our fourth quarter net income would have been $459 million. This adjustment had no impact on our annual results.

Third Quarter 2007

Included in net income for the third quarter of 2007 is the reversal of the valuation allowance on our deferred tax assets which resulted in an income tax benefit of $2.174 billion during the quarter. For additional information, see Note 3—Income Taxes.

Note 18: Other Financial Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(Dollars in millions)
Prepaid expenses and other current assets:
Deferred activation and installation charges	$133	$162
Prepaid expenses and other	229	216

Total prepaid expenses and other current assets	$362	$378

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Other Non-Current Assets

Other non-current assets as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(Dollars in millions)
Other non-current assets:
Deposits in escrow accounts related to settlements of the consolidated securities action and other regulatory matters	$402	$239
Non-current investments as described in Note 4—Investments	126	—
Other	651	638

Total other non-current assets	$1,179	$877

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$260	$284
Employee compensation	467	508
Accrued property and other taxes	305	309
Legal reserves	243	248
Current portion of post-retirement and other post-employment benefit obligations	201	180
Dividends payable	142	—
Other	381	332

Total accrued expenses and other current liabilities	$1,999	$1,861

Other Non-Current Liabilities

Other non-current liabilities as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(Dollars in millions)
Other non-current liabilities:
Reserves for contingencies and litigation as described in Note 16—Commitments and Contingencies	$512	$333
Restructuring and realignment reserves as described in Note 10—Restructuring and Severance	303	335
Income tax reserve and accumulated deferred income taxes	183	321
Other	386	457

Total other non-current liabilities	$1,384	$1,446

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

Note 19: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our three-year labor agreements with the unions expire on August 16, 2008. As of December 31, 2007, employees covered under these collective bargaining agreements totaled 20,672, or 56%, of all our employees.

Note 20: Financial Statements of Guarantors

QCII and two of its subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and Qwest Services Corporation (“QSC”), guarantee the payment of certain of each other’s registered debt securities. As of December 31, 2007, QCII had outstanding a total of $2.075 billion aggregate principal amount of senior notes that were issued in February 2004 and June 2005 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”) through their maturity in February 2014. Each series of QCF’s outstanding notes totaling approximately $2.9 billion in aggregate principal amount (the “QCF Guaranteed Notes”) is guaranteed on a senior unsecured basis by QCII through their maturity in February 2031. The guarantees are full and unconditional and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating statements of operations for years ended December 31, 2007, 2006 and 2005, our condensed consolidating balance sheets as of December 31, 2007 and 2006, and our condensed consolidating statements of cash flows for the years ended December 31, 2007 and 2006. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, is presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

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

In light of this order and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, we are reorganizing the legal structure of our subsidiaries. These reorganization activities will impact the entities that are consolidated into our financial statements and, as a result, the future financial statements presented in this note will be different from the financial statements we have historically presented in this note. These reorganization activities will result in a combination of businesses under common control and, as a result, we will be required to adjust previously reported financial statements for all periods presented in this note for any transferred businesses affecting these subsidiaries.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

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

Allocations among Affiliates

We allocate the costs of shared services among our affiliates. These services include marketing and advertising, information technology, product and technical services as well as general support services. The allocation of these costs is based on estimated market values or fully distributed cost (“FDC”). Most of our affiliate services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include payroll taxes, employee benefits, facilities and overhead costs. Whenever possible, costs are directly assigned to the affiliate that uses the service. If costs cannot be directly assigned, they are allocated among all affiliates based on cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. From time to time, we adjust the basis for allocating the costs of a shared service among our affiliates. Such changes in allocation methodologies are generally billed prospectively.

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

Employees of our subsidiaries participate in the QCII pension, non-qualified pension, post-retirement health care and life insurance, and other post-employment benefit plans. The amounts contributed by our subsidiaries are not segregated or restricted to pay amounts due to their employees and may be used to provide benefits to our other employees or employees of other subsidiaries. We allocate the cost of pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to our subsidiaries and determine the subsidiaries’ required contributions. The allocation is based upon demographics of each subsidiary’s employees compared to all participants. In determining the allocated amounts, we make numerous assumptions. Changes in any of our assumptions could have a material impact on the expense allocated to our subsidiaries.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$13,778	$—	$13,778
Operating revenue—affiliates	—	1,378	168	(1,546)	—

Total operating revenue	—	1,378	13,946	(1,546)	13,778

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	1,207	5,218	(1,168)	5,257
Cost of sales—affiliates	—	168	83	(251)	—
Selling, general and administrative	403	—	2,735	1,168	4,306
Selling, general and administrative—affiliates	—	—	1,295	(1,295)	—
Depreciation and amortization	—	4	2,455	—	2,459

Total operating expenses	403	1,379	11,786	(1,546)	12,022

Other expense (income)—net:
Interest expense—net	259	213	623	—	1,095
Interest expense—affiliates	10	118	730	(858)	—
Interest income—affiliates	—	(853)	(5)	858	—
Loss on early retirement of debt—net	8	—	18	—	26
Gain on sale of assets	—	—	(7)	—	(7)
Other—net	(6)	(14)	(2)	—	(22)
(Income) loss from equity investments in subsidiaries	(3,433)	91	—	3,342	—

Total other (income) expense—net	(3,162)	(445)	1,357	3,342	1,092

Income (loss) before income taxes	2,759	444	803	(3,342)	664
Income tax benefit (expense)	158	2,984	(889)	—	2,253

Net income (loss)	$2,917	$3,428	$(86)	$(3,342)	$2,917

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$13,923	$—	$13,923
Operating revenue—affiliates	—	1,369	169	(1,538)	—

Total operating revenue	—	1,369	14,092	(1,538)	13,923

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	1,200	5,567	(1,159)	5,608
Cost of sales—affiliates	—	168	93	(261)	—
Selling, general and administrative	30	—	2,801	1,159	3,990
Selling, general and administrative—affiliates	—	—	1,277	(1,277)	—
Depreciation and amortization	—	2	2,768	—	2,770

Total operating expenses	30	1,370	12,506	(1,538)	12,368

Other expense (income)—net:
Interest expense—net	275	243	651	—	1,169
Interest expense—affiliates	12	446	1,157	(1,615)	—
Interest income—affiliates	—	(1,611)	(4)	1,615	—
(Gain) loss on early retirement of debt—net	—	(4)	9	—	5
Gain on sale of assets	—	—	(68)	—	(68)
Other—net	(46)	(30)	(32)	—	(108)
(Income) loss from equity investments in subsidiaries	(675)	784	—	(109)	—

Total other (income) expense—net	(434)	(172)	1,713	(109)	998

Income (loss) before income taxes	404	171	(127)	109	557
Income tax benefit (expense)	189	495	(648)	—	36

Net income (loss)	$593	$666	$(775)	$109	$593

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$13,903	$—	$13,903
Operating revenue—affiliates	—	1,343	193	(1,536)	—

Total operating revenue	—	1,343	14,096	(1,536)	13,903

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	1,114	5,804	(1,082)	5,836
Cost of sales—affiliates	—	194	95	(289)	—
Selling, general and administrative	105	—	2,960	1,082	4,147
Selling, general and administrative—affiliates	—	—	1,247	(1,247)	—
Depreciation and amortization	—	3	3,062	—	3,065

Total operating expenses	105	1,311	13,168	(1,536)	13,048

Other expense (income)—net:
Interest expense—net	188	643	652	—	1,483
Interest expense—affiliates	6	588	1,212	(1,806)	—
Interest income—affiliates	(18)	(1,786)	(2)	1,806	—
Loss on early retirement of debt—net	—	425	37	—	462
Gain on sale of assets	—	—	(263)	—	(263)
Other—net	(7)	(36)	(24)	—	(67)
(Income) loss from equity investments in subsidiaries	649	1,243	—	(1,892)	—

Total other (income) expense—net	818	1,077	1,612	(1,892)	1,615

Income (loss) before income taxes and cumulative effect of changes in accounting principles	(923)	(1,045)	(684)	1,892	(760)
Income tax benefit (expense)	144	401	(542)	—	3

Income (loss) before cumulative effect of changes in accounting principles	(779)	(644)	(1,226)	1,892	(757)
Cumulative effect of changes in accounting principles—net of taxes	—	(8)	(14)	—	(22)

Net income (loss)	$(779)	$(652)	$(1,240)	$1,892	$(779)

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2007

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$90	$481	$331	$—	$902
Short-term investments	9	47	23	—	79
Accounts receivable—net	19	39	1,518	—	1,576
Accounts receivable—affiliates	356	348	36	(740)	—
Current tax receivable	—	13	1	(14)	—
Notes receivable—affiliates	—	11,499	104	(11,603)	—
Deferred income taxes	—	458	204	(8)	654
Prepaid expenses and other	—	45	344	(27)	362

Total current assets	474	12,930	2,561	(12,392)	3,573
Property, plant and equipment—net	—	8	13,663	—	13,671
Capitalized software—net	—	—	853	—	853
Investments in subsidiaries	2,825	(7,038)	—	4,213	—
Deferred income taxes	—	3,031	37	(1,484)	1,584
Prepaid pension	1,672	—	—	—	1,672
Prepaid pension—affiliates	3,087	128	980	(4,195)	—
Other	562	97	520	—	1,179

Total assets	$8,620	$9,156	$18,614	$(13,858)	$22,532

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT

Current liabilities:
Current portion of long-term borrowings	$77	$171	$353	$—	$601
Current borrowings—affiliates	104	2,195	9,304	(11,603)	—
Accounts payable	—	56	952	—	1,008
Accounts payable—affiliates	21	24	72	(117)	—
Accrued expenses and other	622	304	1,073	—	1,999
Accrued expenses and other—affiliates	—	171	452	(623)	—
Current taxes payable	14	—	—	(14)	—
Deferred income taxes	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	628	(27)	601

Total current liabilities	846	2,921	12,834	(12,392)	4,209
Long-term borrowings—net	3,281	2,745	7,624	—	13,650
Post-retirement and other post-employment benefit obligations	2,187	—	1	—	2,188
Post-retirement and other post-employment benefits and other—affiliates	1,108	629	2,458	(4,195)	—
Deferred income taxes	215	—	1,269	(1,484)	—
Deferred revenue	—	—	538	—	538
Other	420	64	900	—	1,384

Total liabilities	8,057	6,359	25,624	(18,071)	21,969
Stockholders’ equity (deficit)	563	2,797	(7,010)	4,213	563

Total liabilities and stockholders’ equity (deficit)	$8,620	$9,156	$18,614	$(13,858)	$22,532

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2006

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS

Current assets:
Cash and cash equivalents	$—	$900	$341	$—	$1,241
Short-term investments	—	193	55	—	248
Accounts receivable—net	17	14	1,569	—	1,600
Accounts receivable—affiliates	232	499	53	(784)	—
Current tax receivable	—	29	—	(29)	—
Notes receivable—affiliates	—	10,203	93	(10,296)	—
Deferred income taxes	—	12	181	(6)	187
Prepaid expenses and other	—	58	354	(34)	378

Total current assets	249	11,908	2,646	(11,149)	3,654
Property, plant and equipment—net	—	9	14,570	—	14,579
Capitalized software—net	—	—	818	—	818
Investments in subsidiaries	1,743	(7,361)	—	5,618	—
Deferred income taxes	—	1,545	10	(1,555)	—
Prepaid pension	1,311	—	—	—	1,311
Prepaid pension—affiliates	3,245	117	1,019	(4,381)	—
Other	416	22	439	—	877

Total assets	$6,964	$6,240	$19,502	$(11,467)	$21,239

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT

Current liabilities:
Current portion of long-term borrowings	$1,272	$—	$414	$—	$1,686
Current borrowings—affiliates	146	457	9,693	(10,296)	—
Accounts payable	—	52	940	—	992
Accounts payable—affiliates	28	40	228	(296)	—
Accrued expenses and other	505	267	1,036	—	1,808
Accrued expenses and other—affiliates	—	27	461	(488)	—
Current taxes payable	8	—	74	(29)	53
Deferred income taxes	6	—	—	(6)	—
Deferred revenue and advance billings	—	—	655	(34)	621

Total current liabilities	1,965	843	13,501	(11,149)	5,160
Long-term borrowings—net	2,586	2,916	7,704	—	13,206
Post-retirement and other post-employment benefit obligations	2,366	—	—	—	2,366
Post-retirement and other post-employment benefits and other—affiliates	1,136	620	2,625	(4,381)	—
Deferred income taxes	41	2	1,673	(1,555)	161
Deferred revenue	—	—	506	—	506
Other	315	142	828	—	1,285

Total liabilities	8,409	4,523	26,837	(17,085)	22,684
Stockholders’ equity (deficit)	(1,445)	1,717	(7,335)	5,618	(1,445)

Total liabilities and stockholders’ equity (deficit)	$6,964	$6,240	$19,502	$(11,467)	$21,239

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
Cash (used for) provided by operating activities	$(737)	$1,822	$1,919	$22	$3,026

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	(8)	(3)	(1,658)	—	(1,669)
Proceeds from sale of property and equipment	—	—	16	—	16
Proceeds from sale of investment securities	—	203	—	—	203
Purchases of investment securities	—	(64)	—	—	(64)
Net (purchases of) proceeds from investments managed by QSC	(11)	(12)	23	—	—
Cash infusion to subsidiaries	—	(2,801)	—	2,801	—
Net (increase) decrease in short-term affiliate loans	—	(1,296)	(11)	1,307	—
Dividends received from subsidiaries	2,450	2,505	—	(4,955)	—
Other	(11)	(60)	(16)	—	(87)

Cash provided by (used for) investing activities	2,420	(1,528)	(1,646)	(847)	(1,601)

Financing activities:
Proceeds from long-term borrowings	—	—	500	—	500
Repayments of long-term borrowings, including current maturities	(507)	—	(669)	—	(1,176)
Net (repayments of) proceeds from short-term affiliate borrowings	(42)	1,738	(389)	(1,307)	—
Proceeds from issuances of common stock	113	—	—	—	113
Repurchases of common stock	(1,170)	—	—	—	(1,170)
Equity infusion from parent	—	—	2,801	(2,801)	—
Dividends paid to parent	—	(2,450)	(2,505)	4,955	—
Early retirement of debt costs	(5)	—	(10)	—	(15)
Other	18	(1)	(11)	(22)	(16)

Cash (used for) provided by financing activities	(1,593)	(713)	(283)	825	(1,764)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	90	(419)	(10)	—	(339)
Beginning balance	—	900	341	—	1,241

Ending balance	$90	$481	$331	$—	$902

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
Cash (used for) provided by operating activities	$(387)	$1,972	$1,172	$32	$2,789

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	(1)	(5)	(1,626)	—	(1,632)
Proceeds from sale of property and equipment	—	—	173	—	173
Proceeds from sale of investment securities	—	70	—	—	70
Purchases of investment securities	—	(217)	—	—	(217)
Net (purchases of) proceeds from investments managed by QSC	9	31	(40)	—	—
Cash infusion to subsidiaries	—	(7,412)	—	7,412	—
Net (increase) decrease in short-term affiliate loans	—	9,093	(17)	(9,076)	—
Dividends received from subsidiaries	350	1,946	—	(2,296)	—
Other	—	—	(94)	—	(94)

Cash provided by (used for) investing activities	358	3,506	(1,604)	(3,960)	(1,700)

Financing activities:
Proceeds from long-term borrowings	—	—	600	—	600
Repayments of long-term borrowings, including current maturities	(39)	(507)	(634)	—	(1,180)
Net (repayments of) proceeds from short-term affiliate borrowings	(19)	(4,271)	(4,786)	9,076	—
Proceeds from issuances of common stock	205	—	—	—	205
Repurchases of common stock	(209)	—	—	—	(209)
Equity infusion from parent	—	—	7,412	(7,412)	—
Dividends paid to parent	—	(350)	(1,946)	2,296	—
Early retirement of debt costs	—	(2)	(7)	—	(9)
Other	24	(11)	(82)	(32)	(101)

Cash (used for) provided by financing activities	(38)	(5,141)	557	3,928	(694)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	(67)	337	125	—	395
Beginning balance	67	563	216	—	846

Ending balance	$—	$900	$341	$—	$1,241

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
Cash (used for) provided by operating activities	$(250)	$1,567	$996	$—	$2,313

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	(1)	(23)	(1,589)	—	(1,613)
Proceeds from sale of property and equipment	—	—	420	—	420
Proceeds from sale of investment securities	—	1,794	—	(1)	1,793
Purchases of investment securities	—	(1,086)	—	—	(1,086)
Net (purchases of) proceeds from investments managed by QSC	16	(332)	316	—	—
Cash infusion to subsidiaries	(1,760)	(10,000)	—	11,760	—
Net (increase) decrease in short-term affiliate loans	—	16,565	(18)	(16,547)	—
Principal collected on long-term affiliate loans	—	97	—	(97)	—
Dividends received from subsidiaries	—	2,855	—	(2,855)	—
Other	—	—	27	—	27

Cash provided by (used for) investing activities	(1,745)	9,870	(844)	(7,740)	(459)

Financing activities:
Proceeds from long-term borrowings	2,000	—	1,152	—	3,152
Repayments of long-term borrowings, including current maturities	(5)	(3,535)	(1,176)	—	(4,716)
Net (repayments of) proceeds from short-term affiliate borrowings	39	(9,161)	(7,426)	16,548	—
Repayments of long-term affiliate borrowings	—	—	(97)	97	—
Proceeds from issuance of common stock	39	—	—	—	39
Equity infusion from parent	—	1,760	10,000	(11,760)	—
Dividends paid to parent	—	—	(2,855)	2,855	—
Early retirement of debt costs	—	(542)	(25)	—	(567)
Other	(45)	(4)	(18)	—	(67)

Cash (used for) provided by financing activities	2,028	(11,482)	(445)	7,740	(2,159)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	33	(45)	(293)	—	(305)
Beginning balance	34	608	509	—	1,151

Ending balance	$67	$563	$216	$—	$846

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)	QSC is a guarantor of the QCII Guaranteed Notes.

(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

We have audited Qwest Communications International Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qwest Communications International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Qwest Communications International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qwest Communications International Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 12, 2008

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of this annual report on Form 10-K is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders, or our 2008 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007 under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company—Meetings and Committees,” “Governance of the Company—Codes of Conduct,” “Proposal No. 1—Election of Directors” and “Executive Officers and Management” and to Item 1 of this annual report on Form 10-K under the heading “Website Access.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of this annual report on Form 10-K is incorporated by reference to our 2008 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007 under the headings “Director Compensation,” “Compensation of Executive Officers,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of this annual report on Form 10-K is incorporated by reference to our 2008 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007 under the headings “Beneficial Ownership of Shares of Common Stock” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of this annual report on Form 10-K is incorporated by reference to our 2008 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007 under the headings “Governance of the Company—Director Independence,” “Compensation Committee Interlocks and Insider Participation” and “Related Person Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this annual report on Form 10-K is incorporated by reference to our 2008 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007 under the heading “Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(a) (3) and (b) Exhibits required by Item 601 of Regulation S-K:

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

Exhibit Number	Description
(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

(4.6)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.7)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.9)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.10)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

Exhibit Number	Description
(4.14)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.15)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.17)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.18)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.23)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.24)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.25)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

Exhibit Number	Description
(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Additional forms of option and restricted stock agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-15577).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

10.5	Deferred Compensation Plan.*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

10.8	Qwest Savings & Investment Plan, as amended and restated.*

(10.9)	2008 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 14, 2007, File No. 001-15577).*

(10.10)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.11)	Registration Rights Agreement, dated August 8, 2006, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.12)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.13)	Amended Employment Agreement, dated as of August 29, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 31, 2007, File No. 001-15577).*

(10.14)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

10.15	Aircraft Time Sharing Agreement, dated December 13, 2007, by and between Qwest Corporation and Edward A. Mueller.

Exhibit Number	Description
(10.16)	Letter Agreement, dated March 2, 2007, by and between John W. Richardson and Qwest (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.17)	Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.18)	Agreement, dated as of March 7, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.19)	Severance Agreement, dated July 21, 2003, by and between Qwest Communications International Inc. and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.20)	Severance Agreement, dated September 8, 2003, by and between Qwest Communications International Inc. and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.21)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.22)	Letter, dated October 17, 2007, from Qwest to Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on October 18, 2007, File No. 001-15577).*

(10.23)	Severance Agreement, dated April 4, 2005, by and between Qwest Communications International Inc. and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.24)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.25)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.26)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.27)	U S West, Inc. 1999 Stock Option Plan Non-Qualified Stock Option Agreement between U S West, Inc. and Bill Johnston (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

Exhibit Number	Description
(10.29)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.30)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Richard C. Notebaert (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.31)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.32)	Amendment to Amended and Restated Employment Agreement, dated as of February 26, 2007, by and between Richard C. Notebaert and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 28, 2007, File No. 001-15577).*

(10.33)	Form of Amendment to Amended and Restated Employment Agreement, dated as of August 13, 2007, by and between Richard C. Notebaert and Qwest Services Corporation. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.34)	Agreement, dated as of February 16, 2006, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.35)	Agreement, dated as of February 26, 2007, by and between Richard C. Notebaert and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 28, 2007, File No. 001-15577).*

(10.36)	Amended and Restated Employment Agreement, dated August 19, 2004, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.37)	Amendment to Amended and Restated Employment Agreement, dated October 21, 2005, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, File No. 001-15577).*

(10.38)	Form of Amendment to Amended and Restated Employment Agreement by and between Qwest Services Corporation and Oren G. Shaffer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.39)	Amendment to Amended and Restated Employment Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.40)	Amendment to Amended and Restated Employment Agreement, dated as of March 23, 2007, by and between Oren G. Shaffer and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 23, 2007, File
No. 001-15577).*

Exhibit Number	Description
(10.41)	Agreement, dated as of February 16, 2006, by and between Oren G. Shaffer and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on February 17, 2006, File No. 001-15577).*

(10.42)	Amended and Restated Employment Agreement, dated August 19, 2004 by and between Barry K. Allen and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.43)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

(10.44)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Qwest Communications International Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

( )	Previously filed.

*	Executive Compensation Plans and Arrangements.

†	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Commission.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 12, 2008.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION

By:	/S/ R. WILLIAM JOHNSTON
R. William Johnston
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February 2008.

Signature	Title

/S/ EDWARD A. MUELLER Edward A. Mueller	Director, Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ JOHN W. RICHARDSON John W. Richardson	Executive Vice President and Chief Financial Officer (Principal Financial Officer )

* Linda G Alvarado	Director

* Charles L. Biggs	Director

* K. Dane Brooksher	Director

* Peter S. Hellman	Director

* R. David Hoover	Director

* Caroline Matthews	Director

* Patrick J. Martin	Director

* Wayne W. Murdy	Director

* Jan L. Murley	Director

Signature	Title

* Frank P. Popoff	Director

* James A. Unruh	Director

* Anthony Welters	Director

*By:	/S/ JOHN W. RICHARDSON
John W. Richardson As Attorney-In-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Qwest Communications International Inc.:

Under date of February 12, 2008, we reported on the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the December 31, 2007 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado

February 12, 2008

S-1

QWEST COMMUNICATIONS INTERNATIONAL INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2007	$146	$173	$174	$145
2006	167	155	176	146
2005	178	173	184	167

S-2