Form 10-Q
period 2008-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2008-05-06
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 2, 2008, 1,748,893,340 shares of common stock were outstanding.

QWEST COMMUNICATIONS INTERNATIONAL INC.

FORM 10-Q

i

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this document and other documents we file with the Securities and Exchange Commission, we have provided below definitions of some of these terms.

•

Access Lines. Telephone lines reaching from the customer’s premises to a connection with the public switched telephone network. Our access lines include lines used to provide services to our external customers, as well as lines used by us and our affiliates.

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

•	Dedicated Internet Access (DIA). Internet access ranging from 128 kilobits per second to 10 gigabits per second.

•	Frame Relay. A high speed data switching technology used primarily to interconnect multiple local networks.

•	Hosting Services. The providing of space, power, bandwidth and managed services in data centers.

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

•

Managed Services. Customized, turnkey solutions for integrated voice, data and Internet services offered to our business markets customers. These services include a diverse combination of emerging technology products and services, such as VoIP, Ethernet, MPLS, hosting services and advanced voice services, such as Web conferencing and intelligent messaging and call routing. Most of these services can be performed from outside our customers’ internal networks, with an emphasis on integrating and certifying Internet security for applications and content.

•	Multi-Protocol Label Switching (MPLS). A standards-approved data networking technology, compatible with existing ATM and frame relay networks that can deliver the quality of service required

ii

to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,399	$3,446
Operating expenses (Note 1):
Cost of sales (exclusive of depreciation and amortization)	1,177	1,174
Selling	545	517
General, administrative and other operating	581	624
Depreciation and amortization	576	612

Total operating expenses	2,879	2,927

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	261	282
Other—net	3	(5)

Total other expense (income)—net	264	277

Income before income taxes	256	242
Income tax expense	99	2

Net income	$157	$240

Earnings per share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.12

Weighted average shares outstanding:
Basic	1,763,306	1,864,951
Diluted	1,774,299	1,958,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$634	$902
Accounts receivable—net of allowance of $146 and $145, respectively	1,510	1,576
Deferred income taxes	609	654
Prepaid expenses and other	415	441

Total current assets	3,168	3,573

Property, plant and equipment—net	13,499	13,671
Capitalized software—net	868	853
Deferred income taxes	1,545	1,584
Prepaid pension	1,682	1,672
Other	1,182	1,179

Total assets	$21,944	$22,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term borrowings	$852	$601
Accounts payable	933	1,008
Accrued expenses and other	1,546	1,999
Deferred revenue and advance billings	593	601

Total current liabilities	3,924	4,209

Long-term borrowings—net of unamortized debt discount of $186 and $190, respectively	13,402	13,650
Post-retirement and other post-employment benefit obligations	2,180	2,188
Deferred revenue	537	538
Other	1,371	1,384

Total liabilities	21,414	21,969

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,766,311 and 1,792,508 shares issued, respectively	18	18
Additional paid-in capital	42,185	42,344
Treasury stock—5,690 and 5,221 shares, respectively (including 62 shares held in rabbi trust at both dates)	(20)	(18)
Accumulated deficit	(42,936)	(43,084)
Accumulated other comprehensive income	1,283	1,303

Total stockholders’ equity	530	563

Total liabilities and stockholders’ equity	$21,944	$22,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Operating activities:
Net income	$157	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	576	612
Deferred income taxes	98	—
Provision for bad debt—net	43	43
Other non-cash charges—net	20	14
Changes in operating assets and liabilities:
Accounts receivable	23	47
Prepaid expenses and other current assets	(5)	(50)
Accounts payable and accrued expenses and other current liabilities	(433)	(584)
Deferred revenue and advance billings	(9)	(8)
Other non-current assets and liabilities	(82)	(46)

Cash provided by operating activities	388	268

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(416)	(318)
Proceeds from sale of investment securities	31	6
Other	5	4

Cash used for investing activities	(380)	(308)

Financing activities:
Repayments of long-term borrowings, including current maturities	(9)	(9)
Proceeds from issuances of common stock	5	34
Dividends paid	(142)	—
Repurchases of common stock	(169)	(393)
Other	39	54

Cash used for financing activities	(276)	(314)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(268)	(354)
Beginning balance	902	1,241

Ending balance	$634	$887

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008

(Unaudited)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2008 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We believe that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2008 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K dated April 4, 2008 (our “April 4, 2008 Form 8-K”).

In light of regulatory changes in 2007 and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, in the first quarter of 2008 we made changes to the legal organization of some of our subsidiaries and moved some of our operations among our subsidiaries. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the three months ended March 31, 2007 that is presented in Note 12—Financial Statements of Guarantors. In addition, to aid the understanding of these and future financial statements, we recast certain prior year financial information in our April 4, 2008 Form 8-K. We continue to evaluate other ways to better organize the legal organization and operations of our subsidiaries and may make additional changes to the legal organization and operations of our subsidiaries in the future.

During the first quarter of 2008, our Chief Operating Decision Maker (“CODM”) began to manage our business using different information than he was using previously. We changed our segments accordingly. Our new segments are business markets, mass markets and wholesale markets. To reflect the impact this change would have had if it had been implemented in prior periods, we have reclassified segment financial information for the three months ended March 31, 2007 in Note 8—Segment Information.

The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results or cash flows expected for the full year.

Reclassifications

During the first quarter of 2008, we also changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses, and as a result certain prior period expenses in our condensed consolidated statements of operations have been reclassified. Operating expenses are now reported as follows:

•

Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs; employee-related costs directly attributable to operating and maintaining our network

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

(such as salaries, wages and certain benefits); equipment sales costs (such as data integration, handsets and modem costs); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

•

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; bad debt; and other selling costs (such as professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF, charges); real estate and occupancy costs (such as rents and utility costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). General, administrative and other operating expenses also include our pension and post-retirement benefits costs for all employees and retirees.

We believe these changes: more closely align cost of sales with our network, facilities and equipment costs; align selling costs with our direct business unit costs; provide detail on our general, administrative and other operating costs; and allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the three months ended March 31, 2007 that is presented in these condensed consolidated financial statements. In addition, to aid the understanding of these and future financial statements, we recast certain prior year financial information in our April 4, 2008 Form 8-K.

These changes resulted in $143 million moving from cost of sales to either selling expenses or general, administrative and other operating expenses for the three months ended March 31, 2007.

Derivative Financial Instruments

We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with creditworthy banks and monitor our counterparty exposure. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt; the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt; the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio.

We recognize all derivatives on our condensed consolidated balance sheets at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as either a cash flow hedge or a fair value hedge.

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income on our condensed consolidated balance sheets any changes in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our condensed consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our condensed consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item.

We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 9—Commitments and Contingencies for additional information.

•

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

•

For matters related to income taxes and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions recorded under FIN 48.

For all of these and other matters, actual results could differ from our estimates.

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses include taxes and surcharges that we recognize on a gross basis of $91 million and $86 million for the three months ended March 31, 2008 and 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $33.176 billion and $32.975 billion as of March 31, 2008 and December 31, 2007, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.393 billion and $1.368 billion as of March 31, 2008 and December 31, 2007, respectively.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for future transactions. We carry on our balance sheet the financial instruments described in more detail in Note 3—Investments, whose value cannot be determined by reference to an observable market. We continue to estimate the value of these instruments using judgmentally determined inputs, some of which are observable and some of which are not observable. We have not changed the methods used to value these financial instruments as a result of our adoption of this standard, and therefore our adoption of this standard has not had a material impact on our financial position or results of operations.

Effective January 1, 2008, we also adopted SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities, and therefore the adoption of this standard has not had any impact on our financial position or results of operations.

Recently Approved Accounting Pronouncements

In March 2008, the FASB approved FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP requires issuers of a certain type of convertible debt to account separately for the debt and equity elements of the convertible debt in a way that reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This FSP applies to our 3.50% Convertible Senior Notes due 2025. As approved, this FSP will be effective for us beginning on January 1, 2009, and will be applied retrospectively to all periods that will be presented in our consolidated financial statements for the year ending December 31, 2009. If the FSP is issued as approved, we will record additional non-cash interest expense of approximately $50 million per year, which would reduce basic and diluted earnings per share by an estimated $0.03 per share for all periods presented.

Note 2: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

purposes of this calculation, common stock outstanding does not include shares of restricted stock on which the restrictions have not yet lapsed. Diluted earnings per share reflects the potential dilution that could occur if certain outstanding stock options are exercised, the premium on convertible debt is converted into common stock and restrictions lapse on restricted stock awards.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions except per share amounts, shares in thousands)
Net income	$157	$240

Basic weighted average shares outstanding	1,763,306	1,864,951
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	5,646	21,854
Dilutive effect of the equity premium on convertible debt at the average price of our common stock	—	65,281
Dilutive effect of unvested restricted stock and other	5,347	6,449

Diluted weighted average shares outstanding	1,774,299	1,958,535

Earnings per share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.12

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	37,590	43,500

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	3,351	1,837

Other outstanding options to purchase common stock excluded because the impact would have been antidilutive	11,064	7,321

Note 3: Investments

As of March 31, 2008 and December 31, 2007, we had $108 million and $116 million, respectively, invested in auction rate securities, which are classified as non-current, available-for-sale investments and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

included in other non-current assets on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. These investments were collateralized by AA- rated bonds at March 31, 2008 and December 31, 2007 and were insured against loss of principal and interest by bond insurers with AAA and Baa2 credit ratings at March 31, 2008 and AAA credit ratings at December 31, 2007. These securities were valued using a discounted cash flow model that takes into consideration the following: an assumption that the issuer will decide to call or convert the securities or that an active market will develop for these investments in four years; and a risk premium determined by the financial conditions of the issuer and the bond insurers as well as the value of the collateral. During the first quarter of 2008, we recorded an additional unrealized loss for an immaterial amount due to changes in the fair value of these investments. These unrealized losses were recorded in accumulated other comprehensive income because we believe the value of these investments will recover. However, if the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may further adjust the carrying value of these investments. An increase of one percentage point in the risk premium used in our valuation model would result in an immaterial decrease in the estimated fair value of these investments. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continue to classify these securities as non-current as of March 31, 2008.

During the fourth quarter of 2007, a fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we no longer have daily liquidity and we reclassified our holdings in the fund from cash and cash equivalents to investments on our condensed consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. As of December 31, 2007, $79 million of our remaining investment in the fund was included in other current assets and $10 million was included in other non-current assets on our condensed consolidated balance sheet. During the first quarter of 2008, we sold $31 million of our holdings in the fund, and as of March 31, 2008, $48 million of our remaining investment in the fund was included in other current assets and $10 million continues to be included in other non-current assets on our condensed consolidated balance sheet. During the first quarter of 2008, we recorded an additional unrealized loss on the fund for an immaterial amount for the change in the fair value of the fund. This unrealized loss was recorded in other expense (income)—net in our condensed consolidated statement of operations for the three months ended March 31, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

Note 4: Borrowings

As of March 31, 2008 and December 31, 2007, our borrowings, net of unamortized discounts and premiums, consisted of the following:

	March 31, 2008	December 31, 2007
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$820	$570
Long-term capital lease and other obligations	32	31

Total current portion of long-term borrowings	$852	$601

Long-term borrowings:
Long-term notes	$13,323	$13,567
Long-term capital lease and other obligations	79	83

Total long-term borrowings	$13,402	$13,650

As of March 31, 2008, we were in compliance with all provisions and covenants of our borrowings.

Interest Rate Hedges

During the first quarter of 2008, we entered into the interest rate hedges described below as part of our long- and short-term debt strategies. Our short-term debt strategy is to take advantage of recent decreases in interest rates by swapping floating rate debt to fixed rate debt using cash flow hedges. A high percentage of our total debt has a fixed interest rate. Our long-term debt strategy is to decrease our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates by entering into fair value hedges.

In March 2008, our wholly owned subsidiary, Qwest Corporation (“QC”), entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25%. These hedges had the economic effect of swapping QC’s floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. QC designated these swaps as cash flow hedges. During the quarter ended March 31, 2008, we did not recognize any gain or loss in earnings for hedge ineffectiveness. We recorded an immaterial amount in accumulated other comprehensive income for the change in the fair value of the hedge instrument between inception and March 31, 2008.

In March 2008, QC also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of its 6.5% Notes due 2017. These hedges swapped QC’s fixed interest rate to a floating interest rate until these notes mature in 2017. QC designated these swaps as fair value hedges. During the quarter ended March 31, 2008, we recognized an immaterial net gain for hedge ineffectiveness. We did not exclude any component of the derivative instruments’ gain or loss from our assessment of hedge effectiveness.

Credit Facility

On March 27, 2008, in connection with the addition of a new lender to our revolving credit facility (referred to as the Credit Facility), we increased the amount available to us under the Credit Facility from $850 million to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

$910 million. The Credit Facility is currently undrawn and expires in October 2010. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation (“QSC”), and are secured by a senior lien on the stock of QC.

Note 5: Severance

For the three months ended March 31, 2008 and 2007, we accrued severance costs of $51 million and $3 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of March 31, 2008 and December 31, 2007, our severance liability was $64 million and $25 million, respectively.

Note 6: Employee Benefits

The components of net periodic benefit cost for our pension, non-qualified pension and post-retirement benefit plans for the three months ended March 31, 2008 and 2007 are detailed below:

	Three Months Ended March 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Net periodic benefit cost:
Service cost	$30	$34	$—	$1	$3	$3
Interest cost	123	123	1	1	57	58
Expected return on plan assets	(163)	(165)	—	—	(31)	(33)
Recognized prior service cost	(1)	(1)	—	—	(26)	(32)
Recognized net actuarial loss	—	16	3	—	3	6

Total net periodic benefit cost	$(11)	$7	$4	$2	$6	$2

The net periodic benefit cost for our pension, non-qualified pension and post-retirement benefit plans is recorded in general, administrative and other operating expenses in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and post-retirement benefits is December 31.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

Note 7: Comprehensive Income

Comprehensive income includes the amortization of actuarial gains and losses and prior service costs for our pension and post-retirement benefit plans, changes in the fair value of certain financial derivative instruments (which qualify for hedge accounting) and unrealized gains and losses on certain investments. The components of comprehensive income for the three months ended March 31, 2008 and 2007 are detailed below:

	Three Months Ended March 31,
	2008	2007
	(In millions)
Net income	$157	$240
Other comprehensive income:
Post-retirement benefit plans—net of deferred taxes of $7 and $0	(16)	(26)
Pension—net of deferred taxes of $1 and $0	1	15
Unrealized loss on auction rate securities—net of deferred taxes of $3 and $0	(4)	—
Unrealized loss on derivative instruments—net of deferred taxes of $1 and $0	(1)	—

Total other comprehensive income	(20)	(11)

Comprehensive income	$137	$229

Note 8: Segment Information

During the first quarter of 2008, our CODM began to manage our business using different information than he was using previously. We changed our segments accordingly. Our new segments are business markets, mass markets and wholesale markets. Our CODM regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements. To reflect the impact this change would have had if it had been implemented in prior periods, we have presented comparable segment financial information for the three months ended March 31, 2007.

Each of our new segments use our network to generate revenue by providing voice, data, Internet, or video services to its customers, as discussed further below.

•	Business markets. This segment provides voice services and data and Internet services to our enterprise and government customers.

•

Voice services include local voice services and long-distance voice services. Local voice services include basic local exchange, switching and enhanced voice services. Long-distance voice services include domestic and international long-distance services and toll free services.

•

Data and Internet services include primarily: more advanced services such as private line, multi-protocol label switching, broadband services and voice over Internet protocol (“VoIP”); other products and services such as data integration, integrated services digital network and hosting services; and traditional services such as frame relay, dedicated Internet access (“DIA”), asynchronous transfer mode and virtual private network.

•

Mass markets. This segment provides voice services, data, Internet and video services and wireless products and services to our mass markets customers, which include consumers and small business customers.

•	Voice services include local voice services and long-distance voice services. These services are similar to the services provided to our business markets customers, as described above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

•

Data, Internet and video services include primarily broadband services and video services. Our video services include resold satellite digital television and traditional cable-based digital television.

•	Wireless products and services are offered to customers primarily within our local service area.

•	Wholesale markets. This segment provides voice services and data and Internet services to our wholesale customers, which include other telecommunications providers.

•

Voice services include local voice services, long-distance voice services and access services. Local voice services include primarily unbundled network elements. Long-distance voice services include domestic and international long-distance services. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services include primarily private line, VoIP and DIA.

We also generate other revenue from USF surcharges and the subleasing of space in our office buildings, warehouses and other properties. However, we centrally manage this revenue, and consequently it is not assigned to any of our segments.

Segment expenses include direct expenses incurred by the segment and other expenses assigned to the segment. Direct expenses incurred by the segment include segment specific employee-related costs (except for any severance costs and pension and post-retirement benefits costs), bad debt, equipment sales costs and other non-employee related costs such as customer support, collections, marketing and advertising. Other expenses assigned to the segments include network expenses, facility costs and other costs such as engineering, fleet, product management and real estate costs related to hosting and retail centers. Assigned expenses are determined by applying an activity-based costing methodology. We periodically review the methodology used to assign expenses to our segments. Any future changes to the methodology will be reflected in the segment data for prior periods for comparative purposes.

We centrally manage expenses for administrative services (such as finance, computer systems development and support, real estate related to office buildings, legal and human resources), severance costs and pension and post-retirement benefits costs for all employees and retirees; consequently, these expenses are not assigned to our segments. We evaluate depreciation, amortization, impairment charges, interest expense and interest income on a total company basis because we do not allocate assets or debt to specific segments. As a result, these items, along with other non-operating income or expense, are not assigned to any segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

Segment income consists of each segment’s revenue and expenses. Segment information for the three months ended March 31, 2008 and 2007 is summarized in the following table:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Segment operating revenue:
Business markets	$995	$965
Mass markets	1,482	1,492
Wholesale markets	841	904

Total segment operating revenue	$3,318	$3,361

Segment operating expenses:
Business markets	$616	$570
Mass markets	765	771
Wholesale markets	348	401

Total segment operating expenses	$1,729	$1,742

Segment income:
Business markets	$379	$395
Mass markets	717	721
Wholesale markets	493	503

Total segment income	$1,589	$1,619

The following table reconciles segment income to net income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Total segment income	$1,589	$1,619
Other revenue (primarily USF surcharges)	81	85
Unassigned expenses (primarily general and administrative)	(574)	(573)
Depreciation and amortization	(576)	(612)
Total other expense—net	(264)	(277)
Income tax expense	(99)	(2)

Net income	$157	$240

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

Revenue derived from external customers for our major products and services for the three months ended March 31, 2008 and 2007 is summarized in the following table:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)
Operating revenue by products and services:
Segment revenue:
Voice services	$1,860	$2,007
Data, Internet and video services	1,329	1,221
Wireless services	129	133

Total segment revenue	3,318	3,361
Other revenue (primarily USF surcharges)	81	85

Total operating revenue	$3,399	$3,446

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

For the Three Months Ended March 31, 2008

(Unaudited)

of the settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the settlement is not implemented, we will be repaid the $400 million plus interest, less certain expenses, and we will repay the $10 million to Arthur Andersen.

If implemented, the settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed settlement on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002. Messrs. Nacchio and Woodruff appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, a panel of Tenth Circuit judges held that the federal district court order overruling Nacchio and Woodruff’s objections to the settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and to provide a more detailed explanation for its earlier decision overruling those objections. The ultimate outcome of this appeal is uncertain and could result in the payment of additional monies by us in connection with indemnification claims by Messrs. Nacchio and Woodruff.

KPNQwest Litigation/Investigation

In 2006, we and the other defendants reached settlements of a putative class action filed against us and others in the federal district court for the Southern District of New York on behalf of certain purchasers of publicly traded securities of KPNQwest, N.V. (of which we were a major shareholder). The plaintiffs had alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. In 2007, the court approved the settlements, which were then implemented. Certain individuals and entities were excluded from the settlement class at their request. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities have filed actions against us, as described below, and we are vigorously defending against these claims. We expect that at least some of the other persons who were excluded from the settlement class will also pursue actions against us if we are unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class contended that they incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. The amount of these alleged losses may increase or decrease in the future as we learn more about the potential claims of those who opted out of the settlement class. Due to the fact that some of them have not filed lawsuits, it is difficult to evaluate the claims that they may assert. Regardless, we will vigorously defend against any such claims.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws, committed fraud and breached their fiduciary duties in connection with plaintiffs’ investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

On June 25, 2004, the trustees in the Dutch bankruptcy proceeding for KPNQwest filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. We are a defendant in this

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

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

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, The Netherlands, against us, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $346 million based on the exchange rate on March 31, 2008).

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

For the Three Months Ended March 31, 2008

(Unaudited)

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

Qwest Communications Corporation (“QCC”) is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission (“FCC”) regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees. QCC will vigorously defend against this action.

QC is a defendant in litigation brought by several owners of payphones relating to the rates QC charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners claim that QC charged more for payphone access lines than QC was permitted to charge under the applicable FCC rules. Two lawsuits are pending, one filed in the United States District Court for the Western District of Washington, the other in the United States District Court for the District of Utah. The Washington lawsuit resulted in reversal of the district court’s dismissal order by the Ninth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. The Utah lawsuit resulted in reversal of the district court’s dismissal order by the Tenth Circuit Court of Appeals, and is currently stayed pending resolution of related proceedings before the FCC. A proceeding against QC is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving QC, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding the amounts that were permitted under the applicable FCC rules. QC will vigorously defend against these actions.

A putative class action purportedly filed on behalf of certain of our retirees was brought against us and certain other defendants in federal district court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court recently ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The retirees have amended their complaint to assert additional claims. We believe the remaining claims are without merit, and we will continue to vigorously defend against this matter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

Note 10: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our three-year labor agreements with the unions expire on August 16, 2008. As of March 31, 2008, employees covered under these collective bargaining agreements totaled 20,407, or 56% of all our employees.

Note 11: Subsequent Events

Tax Matters

On April 15, 2008, we received from the Internal Revenue Service (“IRS”) the Revenue Agent’s Report for tax years 2004 and 2005. The report contains proposed adjustments on several significant issues. We are in the process of reviewing and evaluating the IRS’s positions in the proposed adjustments. We will re-evaluate our uncertain tax positions as a result of the report, and we may determine that an adjustment of our uncertain tax position liability is required, which may result in a net income tax expense or benefit. There can be no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

Dividend

On April 17, 2008, our Board of Directors declared a quarterly dividend of $0.08 per share totaling approximately $140 million. The dividend is payable on May 30, 2008 to shareholders of record as of May 9, 2008.

Wireless Services

We currently offer wireless services to our mass markets and business markets customers under a service arrangement with a nationwide wireless service provider. Under this existing arrangement, we sell wireless products and services under our brand name and recognize revenue on a gross basis. This existing arrangement will expire in February 2009.

In April 2008, we signed a five-year agreement with a different nationwide wireless service provider to market its wireless products and services under its brand name to our mass markets and business markets customers beginning in 2008. This new arrangement is different than our existing arrangement, and we will recognize revenue from services provided under the new arrangement on a net basis. This will result in lower revenue and lower expenses when compared to the revenue and expenses associated with our existing arrangement.

During the remainder of 2008, we may report additional costs associated with this new arrangement, including, but not limited to, impairment charges and acceleration of depreciation and amortization of certain assets.

Note 12: Financial Statements of Guarantors

QCII and two of its subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and Qwest Services Corporation (“QSC”), guarantee the payment of certain of each other’s registered debt securities. As of March 31, 2008, QCII had outstanding a total of $2.075 billion aggregate principal amount of senior notes that were issued in February

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three Months Ended March 31, 2008

(Unaudited)

2004 and June 2005 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”) through their respective maturity dates, the latest of which is in February 2014. Each series of QCF’s outstanding notes totaling approximately $2.9 billion in aggregate principal amount (the “QCF Guaranteed Notes”) is guaranteed on a senior unsecured basis by QCII through their respective maturity dates, the latest of which is in February 2031. The guarantees are full and unconditional and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating statements of operations for the three months ended March 31, 2008 and 2007, our condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, and our condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2007. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, is presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

We periodically restructure our internal debt based on the needs of our business.

Business Combinations Under Common Control

In February 2007, the FCC issued an order that freed us from some regulatory obligations under the Telecommunications Act of 1996. Among other things, the order gives us more flexibility to integrate our local and long-distance operations, including the operations of our subsidiaries that provide shared services to our two main operating companies.

In light of this order and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, in the first quarter of 2008 we merged two of our wholly owned subsidiaries into one of our other wholly owned subsidiaries and moved some of our operations among our subsidiaries. These reorganization activities impacted the entities that are consolidated into our financial statements and, as a result, the subsidiary financial statements presented in this note differ from the subsidiary financial statements we have historically presented in this note. Because the reorganization activities combined businesses that were already controlled by us, we are required to adjust previously reported financial statements for all periods presented in this note for any transferred businesses. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the three months ended March 31, 2007 presented in this note. We continue to evaluate other ways to reorganize the legal organization and operations of our subsidiaries, and any future reorganization activities could similarly affect the financial statements presented in this note.

In connection with these past or any future reorganization activities, we do not believe we have consummated, and we do not expect to consummate in the future, any business combinations or other transactions that will adversely affect our consolidated financial condition or results of operations or the financial condition or results of operations in a material manner for any of the guarantors presented in this note.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,399	$—	$3,399
Operating revenue—affiliate	—	(6)	12	(6)	—

Total operating revenue	—	(6)	3,411	(6)	3,399

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,177	—	1,177
Selling	—	—	545	—	545
General, administrative and other operating	8	(6)	579	—	581
Affiliate	—	—	6	(6)	—
Depreciation and amortization	—	—	576	—	576

Total operating expenses	8	(6)	2,883	(6)	2,879

Other expense (income)—net:
Interest expense—net	57	53	151	—	261
Interest expense—affiliates	1	48	186	(235)	—
Interest income—affiliates	—	(234)	(1)	235	—
Other—net	—	2	1	—	3

(Income) loss from equity investments in subsidiaries	(190)	28	—	162	—

Total other (income) expense—net	(132)	(103)	337	162	264

Income before income taxes	124	103	191	(162)	256
Income tax benefit (expense)	33	83	(215)	—	(99)

Net income (loss)	$157	$186	$(24)	$(162)	$157

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,446	$—	$3,446
Operating revenue—affiliate	—	—	5	(5)	—

Total operating revenue	—	—	3,451	(5)	3,446

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,174	—	1,174
Selling	—	—	517	—	517
General, administrative and other operating	52	—	572	—	624
Affiliate	—	—	5	(5)	—
Depreciation and amortization	—	—	612	—	612

Total operating expenses	52	—	2,880	(5)	2,927

Other expense (income)—net:
Interest expense—net	69	53	160	—	282
Interest expense—affiliates	3	16	179	(198)	—
Interest income—affiliates	—	(197)	(1)	198	—
Other—net	—	(2)	(3)	—	(5)
(Income) loss from equity investments in subsidiaries	(322)	2	—	320	—

Total other (income) expense—net	(250)	(128)	335	320	277

Income before income taxes	198	128	236	(320)	242
Income tax benefit (expense)	42	195	(239)	—	(2)

Net income (loss)	$240	$323	$(3)	$(320)	$240

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$170	$464	$—	$634
Accounts receivable—net	20	29	1,461	—	1,510
Accounts receivable—affiliates	808	804	40	(1,652)	—
Notes receivable—affiliates	—	12,242	109	(12,351)	—
Deferred income taxes	—	363	254	(8)	609
Prepaid expenses and other	25	15	420	(45)	415

Total current assets	853	13,623	2,748	(14,056)	3,168
Property, plant and equipment—net	—	—	13,499	—	13,499
Capitalized software—net	—	—	868	—	868
Investments in subsidiaries	2,243	(7,662)	—	5,419	—
Deferred income taxes	—	3,099	39	(1,593)	1,545
Prepaid pension	1,682	—	—	—	1,682
Prepaid pension—affiliates	3,060	76	1,044	(4,180)	—
Other	547	51	584	—	1,182

Total assets	$8,385	$9,187	$18,782	$(14,410)	$21,944

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT
Current liabilities:
Current portion of long-term borrowings	$328	$171	$353	$—	$852
Current borrowings—affiliates	177	2,685	9,489	(12,351)	—
Accounts payable	2	5	926	—	933
Accounts payable—affiliates	21	10	232	(263)	—
Accrued expenses and other	360	142	1,069	(25)	1,546
Accrued expenses and other—affiliates	—	617	772	(1,389)	—
Deferred income taxes	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	613	(20)	593

Total current liabilities	896	3,630	13,454	(14,056)	3,924
Long-term borrowings—net	3,033	2,745	7,624	—	13,402
Post-retirement and other post-employment benefit obligations	2,180	—	—	—	2,180
Post-retirement and other post-employment benefits and other—affiliates	1,120	532	2,528	(4,180)	—
Deferred income taxes	207	—	1,386	(1,593)	—
Deferred revenue	—	—	537	—	537
Other	419	70	882	—	1,371

Total liabilities	7,855	6,977	26,411	(19,829)	21,414
Stockholders’ equity (deficit)	530	2,210	(7,629)	5,419	530

Total liabilities and stockholders’ equity or deficit	$8,385	$9,187	$18,782	$(14,410)	$21,944

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$90	$481	$331	$—	$902
Accounts receivable—net	19	30	1,527	—	1,576
Accounts receivable—affiliates	356	357	31	(744)	—
Notes receivable—affiliates	—	11,499	104	(11,603)	—
Deferred income taxes	—	179	483	(8)	654
Prepaid expenses and other	9	60	413	(41)	441

Total current assets	474	12,606	2,889	(12,396)	3,573
Property, plant and equipment—net	—	—	13,671	—	13,671
Capitalized software—net	—	—	853	—	853
Investments in subsidiaries	2,825	(7,129)	—	4,304	—
Deferred income taxes	—	3,167	38	(1,621)	1,584
Prepaid pension	1,672	—	—	—	1,672
Prepaid pension—affiliates	3,087	74	1,034	(4,195)	—
Other	562	95	522	—	1,179

Total assets	$8,620	$8,813	$19,007	$(13,908)	$22,532

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT
Current liabilities:
Current portion of long-term borrowings	$77	$171	$353	$—	$601
Current borrowings—affiliates	104	2,195	9,304	(11,603)	—
Accounts payable	—	12	996	—	1,008
Accounts payable—affiliates	21	2	98	(121)	—
Accrued expenses and other	636	158	1,219	(14)	1,999
Accrued expenses and other—affiliates	—	148	475	(623)	—
Deferred income taxes	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	628	(27)	601

Total current liabilities	846	2,686	13,073	(12,396)	4,209
Long-term borrowings—net	3,281	2,745	7,624	—	13,650
Post-retirement and other post-employment benefit obligations	2,187	—	1	—	2,188
Post-retirement and other post-employment benefits and other—affiliates	1,108	520	2,567	(4,195)	—
Deferred income taxes	215	—	1,406	(1,621)	—
Deferred revenue	—	—	538	—	538
Other	420	65	899	—	1,384

Total liabilities	8,057	6,016	26,108	(18,212)	21,969
Stockholders’ equity (deficit)	563	2,797	(7,101)	4,304	563

Total liabilities and stockholders’ equity or deficit	$8,620	$8,813	$19,007	$(13,908)	$22,532

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(162)	$(54)	$595	$9	$388

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(416)	—	(416)
Proceeds from sale of investment securities	—	31	—	—	31
Net (purchases of) proceeds from investments managed by QSC	23	46	(69)	—	—
Cash infusion to subsidiaries	—	(506)	—	506	—
Net (increase) decrease in short-term affiliate loans	—	(743)	(5)	748	—
Dividends received from subsidiaries	275	700	—	(975)	—
Other	—	—	5	—	5

Cash provided by (used for) investing activities	298	(472)	(485)	279	(380)

Financing activities:
Repayments of long-term borrowings, including current maturities	—	—	(9)	—	(9)
Net (repayments of) proceeds from short-term affiliate borrowings	73	490	185	(748)	—
Proceeds from issuances of common stock	5	—	—	—	5
Dividends paid	(142)	—	—	—	(142)
Repurchases of common stock	(169)	—	—	—	(169)
Equity infusion from parent	—	—	506	(506)	—
Dividends paid to parent	—	(275)	(700)	975	—
Other	7	—	41	(9)	39

Cash (used for) provided by financing activities	(226)	215	23	(288)	(276)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(90)	(311)	133	—	(268)
Beginning balance	90	481	331	—	902

Ending balance	$—	$170	$464	$—	$634

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(268)	$83	$449	$4	$268

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(318)	—	(318)
Proceeds from sale of investment securities	—	6	—	—	6
Net (purchases of) proceeds from investments managed by QSC	(18)	76	(58)	—	—
Cash infusion to subsidiaries	—	(750)	—	750	—
Net (increase) decrease in short-term affiliate loans	—	(351)	(8)	359	—
Dividends received from subsidiaries	750	725	—	(1,475)	—
Other	—	(80)	4	80	4

Cash provided by (used for) investing activities	732	(374)	(380)	(286)	(308)

Financing activities:
Repayments of long-term borrowings, including current maturities	—	—	(9)	—	(9)
Net (repayments of) proceeds from short-term affiliate borrowings	(45)	513	(109)	(359)	—
Proceeds from issuances of common stock	34	—	—	—	34
Repurchases of common stock	(393)	—	—	—	(393)
Equity infusion from parent	—	—	750	(750)	—
Dividends paid to parent	—	(750)	(725)	1,475	—
Other	2	1	135	(84)	54

Cash (used for) provided by financing activities	(402)	(236)	42	282	(314)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	62	(527)	111	—	(354)
Beginning balance	—	900	341	—	1,241

Ending balance	$62	$373	$452	$—	$887

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first quarter of 2008, our Chief Operating Decision Maker, or CODM, began to manage our business using different information than he was using previously. We changed our segments accordingly. Our new segments are business markets, mass markets and wholesale markets. Our CODM regularly reviews information for each of our segments to evaluate performance and to allocate resources. Our discussions of segment results reflect the way we report our operating results to our CODM. An overview of our segment results is provided in Note 8—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. To reflect the impact this change would have had if it had been implemented in prior periods, we have presented comparable segment financial information for the three months ended March 31, 2007 in this Item 2. Segment results presented in this Item 2 and in Note 8—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

During the first quarter of 2008, we also changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. As a result, we have reclassified certain expenses for the three months ended March 31, 2007 in our condensed consolidated statements of operations. Operating expenses are now reported as follows:

•

Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs; employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales costs (such as data integration, handsets and modem costs); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

•

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; bad debt; and other selling costs (such as professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF, charges); real estate and occupancy costs (such as rents and utility costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). General, administrative and other operating expenses also include our pension and post-retirement benefits costs for all employees and retirees.

We believe these changes: more closely align cost of sales with our network, facilities and equipment costs; align selling costs with our direct business unit costs; provide detail on our general, administrative and other operating costs; and allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the three months ended March 31, 2007 that is presented in this Item 2. These changes resulted in $143 million moving from the cost of sales category to either selling expenses or general, administrative and other operating expenses for the three months ended March 31, 2007. In addition, to aid the understanding of this filing and future filings, we recast certain prior year financial information in our Current Report on Form 8-K dated April 4, 2008.

We have also reclassified certain prior year revenue, expenses and access line amounts to conform to the current year presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services represented 39% and 35%, respectively, of our total revenue for the three months ended March 31, 2008 and 2007 and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products to more advanced technologies. As a result, we continue to focus on these more-advanced, high-growth products, which include: broadband services; private line; multi-protocol label switching, or MPLS, which we offer as iQ Networking™; voice over Internet protocol, or VoIP; and video services. The revenue increases from these more-advanced, high-growth products have outpaced revenue declines from traditional data, Internet and video services (such as asynchronous transfer mode, or ATM; frame relay; dedicated Internet access, or DIA; virtual private network, or VPN; and Internet dial-up access).

We also continue to focus on improving penetration of broadband services, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We reached 2.7 million broadband subscribers as of March 31, 2008 compared to 2.3 million as of the same date in 2007. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds to meet customer demand. We expect broadband subscriber growth to continue, even though we expect to face continuing competition for these subscribers.

•

Growth in managed services. Our business markets customers are increasingly demanding customized and integrated voice, data and Internet services. We have responded with our managed services offerings, which include diverse combinations of emerging technology products and services such as VoIP, Ethernet, MPLS, hosting services and enhanced voice services such as Web conferencing and intelligent messaging and call routing. Revenue from managed services nearly doubled in the first quarter of 2008 as compared to the same period in 2007, and we expect this trend to continue. We believe our business markets customers will continue to increasingly demand turnkey solutions, such as managed services, that afford them more flexibility in managing the day-to-day activity of their communications needs. These types of services also allow us to act as a strategic partner with our business markets customers in improving the effectiveness and efficiency of their operations. We believe this gives us an opportunity to form stronger bonds with these customers. Some of our managed services are offered as “Office Connect,” “Integrated Access VoIP,” and “Contact Center Solutions.”

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to be the primary reason for our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Product bundling, as described below, continues to be one of our responses to access line losses.

•

Product promotions. We offer many of our customers the ability to bundle several products and services. These customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services from a single provider. In addition to our bundle discounts, we also offer a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. This “Price for Life” guarantee allows qualifying customers to lock-in their monthly broadband charges for as long as they qualify. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

•

Operational efficiencies. We continue to evaluate our operating structure and focus. In some cases, this involves adjusting our workforce in response to productivity improvements and changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational efficiencies and improving processes through automation.

•

Wireless revenue and expenses. We currently offer wireless services to our mass markets and business markets customers under a service arrangement with a nationwide wireless service provider. Under this existing arrangement, we sell wireless products and services under our brand name and recognize revenue on a gross basis. This existing arrangement will expire in February 2009. In April 2008, we signed a five-year agreement with a different nationwide wireless service provider to market its wireless products and services under its brand name to our mass markets and business markets customers beginning in 2008. This new arrangement is different than our existing arrangement, and we will recognize revenue from services provided under the new arrangement on a net basis. This will result in lower revenue and lower expenses when compared to the revenue and expenses associated with our existing arrangement.

During the remainder of 2008, we may report additional costs associated with this new arrangement, including, but not limited to, impairment charges and acceleration of depreciation and amortization of certain assets.

While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

Each of our new segments use our network to generate revenue by providing voice, data, Internet, or video services to its customers, as described further below. Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these.

•	Business markets. This segment provides voice services and data and Internet services to our enterprise and government customers.

•

Voice services include local voice services and long-distance voice services. Local voice services include basic local exchange, switching and enhanced voice services. Long-distance voice services include domestic and international long-distance services and toll free services.

•

Data and Internet services include primarily: more advanced services such as private line, multi-protocol label switching, broadband services and VoIP; other products and services such as data integration, integrated services digital network and hosting services; and traditional services such as frame relay, DIA, ATM and VPN.

•

Mass markets. This segment provides voice services, data, Internet and video services and wireless products and services to our mass markets customers, which include consumers and small business customers.

•	Voice services include local voice services and long-distance voice services. These services are similar to the services provided to our business markets customers, as described above.

•

Data, Internet and video services include primarily broadband services and video services. Our video services include resold satellite digital television and traditional cable-based digital television.

•

Wireless products and services are offered to customers primarily within our local service area. As discussed above under the heading “Business Trends—Wireless revenue and expenses,” we will be changing the way we provide wireless products and services in the future.

•	Wholesale markets. This segment provides voice services and data and Internet services to our wholesale customers, which include other telecommunications providers.

•

Voice services include local voice services, long-distance voice services and access services. Local voice services include primarily unbundled network elements. Long-distance voice services include domestic and international long-distance services. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

•	Data and Internet services include primarily private line, VoIP and DIA.

We also generate other revenue from USF surcharges and the subleasing of space in our office buildings, warehouses and other properties. However, we centrally manage this revenue, and consequently it is not assigned to any of our segments.

The following table summarizes our results of operations for the three months ended March 31, 2008 and 2007 and the number of employees as of March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions except per share amounts)
Operating revenue	$3,399	$3,446	$(47)	(1)%
Operating expenses	2,879	2,927	(48)	(2)%
Other expense—net	264	277	(13)	(5)%

Income before income taxes	256	242	14	6%
Income tax expense	99	2	97	nm

Net income	$157	$240	$(83)	(35)%

Earnings per share:
Basic	$0.09	$0.13	$(0.04)	(31)%
Diluted	$0.09	$0.12	$(0.03)	(25)%
Employees (as of March 31)	36,519	38,011	(1,492)	(4)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Revenue

The following table compares our operating revenue by segment for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue:
Business markets revenue:
Voice services	$375	$385	$(10)	(3)%
Data and Internet services	620	580	40	7%

Total business markets revenue	995	965	30	3%

Mass markets revenue:
Voice services	1,020	1,083	(63)	(6)%
Data, Internet and video services	333	276	57	21%
Wireless services	129	133	(4)	(3)%

Total mass markets revenue	1,482	1,492	(10)	(1)%

Wholesale markets revenue:
Voice services	465	539	(74)	(14)%
Data and Internet services	376	365	11	3%

Total wholesale markets revenue	841	904	(63)	(7)%

Other revenue (primarily USF surcharges)	81	85	(4)	(5)%

Total operating revenue	$3,399	$3,446	$(47)	(1)%

The following table summarizes our access lines by segment as of March 31, 2008 and 2007:

	As of March 31,
	2008	2007	Decrease	% Change
	(in thousands)
Access lines:
Business markets	2,758	2,853	(95)	(3)%
Mass markets	8,493	9,265	(772)	(8)%
Wholesale markets	1,246	1,433	(187)	(13)%

Total access lines	12,497	13,551	(1,054)	(8)%

Business Markets Revenue

Voice services revenue in our business markets segment decreased primarily due to lower local voice services revenue. This decrease was driven by access line losses resulting from the competitive pressures described in “Business Trends” above as customers disconnected primary and additional lines and, to a lesser extent, by lower rates. This decrease in local voice services revenue was partially offset by increased volumes in other local voice services revenue, such as audio conferencing and packages.

Data and Internet services revenue in our business markets segment increased primarily due to increased volumes in iQ Networking™, data integration, hosting services, VoIP and private line services. This growth in revenue was partially offset by a decline in volumes in traditional data and Internet services, including VPN, DIA, frame relay and ATM.

Mass Markets Revenue

Voice services revenue in our mass markets segment decreased primarily due to lower local voice services revenue as a result of lower volumes and, to a lesser extent, lower rates primarily due to bundle and package discounts. This decrease in local voice services revenue was driven by access line losses resulting from the competitive pressures described in “Business Trends” above as customers disconnected primary and additional lines. We also believe the housing market decline negatively impacted voice services revenue in our mass markets segment during the first quarter of 2008.

Data, Internet and video services revenue in our mass markets segment increased primarily due to a 17% increase in broadband subscribers and, to a lesser extent, an increase in satellite video subscribers. The growth in broadband services revenue resulted from increased penetration as customers migrated from dial-up Internet access connections to higher speed Internet connections and, to a lesser extent, an increase in rates as customers upgraded to higher speed services.

Wireless services revenue in our mass markets segment decreased primarily due to lower average rates as more customers selected fixed rate plans and lower handset sales.

Wholesale Markets Revenue

Wholesale markets voice services revenue decreased primarily due to a decrease in long-distance services revenue as a result of a decline in volumes and, to a lesser extent, a decline in rates. Long-distance services volumes declined primarily due to industry consolidation, as customers moved voice traffic off our network and onto their networks. In addition, local voice services revenue decreased due to declining demand for UNEs and access services revenue decreased due to a 9% decline in volumes.

Data and Internet services revenue in our wholesale markets segment increased primarily due to increased volumes in private line services and increased rates on DIA services.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$553	$589	$(36)	(6)%
Employee-related costs	373	348	25	7%
Equipment sales costs	119	118	1	1%
Other	132	119	13	11%

Total cost of sales	1,177	1,174	3	— %

Selling:
Employee-related costs	292	279	13	5%
Marketing, advertising and external commissions	144	131	13	10%
Other	109	107	2	2%

Total selling	545	517	28	5%

General, administrative and other operating:
Employee-related costs	121	146	(25)	(17)%
Taxes and fees	163	159	4	3%
Real estate and occupancy costs	117	111	6	5%
Other	180	208	(28)	(13)%

Total general, administrative and other operating	581	624	(43)	(7)%

Depreciation and amortization	576	612	(36)	(6)%

Total operating expenses	$2,879	$2,927	$(48)	(2)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs; employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales costs (such as data integration, handsets and modem costs); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

Facility costs decreased primarily due to lower volumes related to decreases in wholesale markets long-distance services revenue and business markets traditional data and Internet services revenue, such as dial-up access, frame relay, DIA and VPN. These decreases were partially offset by growth in business markets iQ Networking™ revenue.

Employee-related costs increased primarily due to a severance charge of $44 million in the first quarter of 2008 related to network operations as we continue to adjust our workforce in response to changes in the telecommunications industry. This increase was partially offset by overall employee reductions compared to the first quarter of 2007.

Other cost of sales increased primarily due to higher professional fees for operating and maintaining our network.

Selling Expenses

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; bad debt; and other selling costs (such as professional fees and outsourced services).

Employee-related costs increased primarily due to an increase in our sales force in our business markets segment.

Marketing, advertising and external commissions increased primarily due to higher advertising costs to promote product bundling and other promotions, such as “Price for Life,” in our mass markets segment. We expect our total marketing and advertising costs for 2008 to be slightly lower than our 2007 level.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as rents and utility costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). General, administrative and other operating expenses also include our pension and post-retirement benefits costs for all employees and retirees.

Employee-related costs decreased primarily due to lower pension costs, health care costs and payroll taxes partially offset by increased post-retirement costs. For additional information on our pension and post-retirement plans, see Note 6—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

Other general, administrative and other operating costs decreased primarily due to a charge of $40 million in the first quarter of 2007 related to securities litigation.

Operating Expenses by Segment

Expenses for each of our segments include direct expenses incurred by the segment and other expenses assigned to the segment. Direct expenses incurred by the segment include segment specific employee-related costs (except for any severance costs and pension and post-retirement benefits costs), bad debt, equipment sales costs and other non-employee related costs such as customer support, collections, marketing and advertising. Other expenses assigned to the segments include network expenses, facility costs and other costs such as engineering, fleet, product management and real estate costs related to hosting and retail centers. Assigned expenses are determined by applying an activity-based costing methodology. We periodically review the methodology used to assign expenses to our segments. Any future changes to the methodology will be reflected in the prior period segment data for comparative purposes.

We centrally manage expenses for administrative services (such as finance, computer systems development and support, real estate related to office buildings, legal and human resources), severance costs and pension and post-retirement benefits costs for all employees and retirees; consequently, these expenses are not assigned to our segments. We evaluate depreciation, amortization, impairment charges and interest expense on a total company basis because we do not allocate assets or debt to specific segments. As a result, these items, along with other income or expenses, are not assigned to any segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Business Markets Segment Expenses

The following table provides detail regarding our business markets segment expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Increase	% Change
	(Dollars in millions)
Business markets segment expenses:
Direct segment expenses	$282	$246	$36	15%
Assigned facility, network and other expenses	334	324	10	3%

Total business markets segment expenses	$616	$570	$46	8%

Direct segment expenses increased primarily due to higher employee-related costs driven by an increase in our sales force and higher data integration costs to support growth in data integration revenue.

Facility, network and other expenses increased primarily due to higher facility costs related to growth in iQ Networking™ revenue.

Mass Markets Segment Expenses

The following table provides detail regarding our mass markets segment expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Decrease	% Change
	(Dollars in millions)
Mass markets segment expenses:
Direct segment expenses	$349	$352	$(3)	(1)%
Assigned facility, network and other expenses	416	419	(3)	(1)%

Total mass markets segment expenses	$765	$771	$(6)	(1)%

Total mass markets segment expenses were essentially flat, which is consistent with total mass markets segment revenue being essentially flat.

Wholesale Markets Segment Expenses

The following table provides detail about our wholesale markets segment expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007	Decrease	% Change
	(Dollars in millions)
Wholesale markets segment expenses:
Direct segment expenses	$45	$53	$(8)	(15)%
Assigned facility, network and other expenses	303	348	(45)	(13)%

Total wholesale markets segment expenses	$348	$401	$(53)	(13)%

Direct segment expenses decreased primarily due to lower bad debt expenses and employee-related costs.

Facility, network and other expenses decreased due to lower facility costs primarily related to lower volumes in long-distance services.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
	2008	2007	Decrease	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$522	$554	$(32)	(6)%
Amortization	54	58	(4)	(7)%

Total depreciation and amortization	$576	$612	$(36)	(6)%

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly decrease our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended March 31,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$261	$282	$(21)	(7)%
Other—net	3	(5)	8	nm

Total other expense (income)—net	$264	$277	$(13)	(5)%

Income tax expense	$99	$2	$97	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net decreased due to lower total borrowings, resulting primarily from net repayments of $634 million of notes in 2007.

Other—net includes, among other things, interest income, other interest expense, such as interest on income taxes, and gains or losses related to fair value interest rate hedges.

Income Taxes

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 39% and 1% for the three months ended March 31, 2008 and 2007, respectively. The increase in our effective income tax rate is due to the reversal of our valuation allowance in the third quarter of 2007. We currently expect that going forward our effective income tax rate will be in the range of 37% to 39% of income before income taxes excluding any impacts that are due to changes to our estimated liability for uncertain tax positions.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $756 million as of March 31, 2008 and $636 million as of December 31, 2007. Our working capital deficit increased by $120 million primarily due to our capital expenditures, repurchases of our common stock and a reclassification to current liabilities of long-term debt that will mature in the three months ending March 31, 2009, partially offset by earnings before depreciation, amortization and income taxes.

We believe that our cash on hand, our currently undrawn credit facility described below and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. As discussed further below, this includes: the anticipated payment of quarterly dividends totaling approximately $140 million each quarter; our expectation that 2008 capital expenditures will be approximately $1.8 billion; and completion of the remaining $449 million of planned stock repurchases. We also have approximately $570 million of debt maturing in the remaining nine months of 2008, and we may elect to refinance some or all of that debt. We anticipate making payments in the remaining nine months of 2008 totaling approximately $90 million related to settlements we reached in 2007 with a number of persons that were excluded from the settlement class for the consolidated securities action. Additionally, we anticipate that in the remaining nine months of 2008 we will make net payments of approximately $100 million related to tax settlements for prior periods.

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

On March 27, 2008, in connection with the addition of a new lender to our revolving credit facility (referred to as the Credit Facility), we increased the amount available to us under the Credit Facility from $850 million to $910 million. The Credit Facility is currently undrawn and expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation, or QSC, and are secured by a senior lien on the stock of QC.

Our business markets, mass markets and wholesale markets segments provide 29%, 44% and 25%, respectively, of our total operating revenue, with the remainder attributable to USF and other services. These segments provide the majority of our consolidated cash flows from operations.

As noted above, we expect capital expenditures for the full year of 2008 to be approximately $1.8 billion. For the three months ended March 31, 2008, capital expenditures totaled $416 million. We do not allocate capital expenditures to our segments.

On April 17, 2008, our Board of Directors declared a quarterly dividend of $0.08 per share totaling approximately $140 million payable on May 30, 2008 to shareholders of record as of May 9, 2008. It is the expectation of our Board of Directors to pay a quarterly dividend going forward.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. In the first quarter of 2008, we repurchased 31 million shares of our common stock under this program at a weighted average price per share of $5.58. As of March 31, 2008, we had repurchased a total of $1.551 billion of common stock under this program; thus $449 million remained available for stock repurchases. It is our intention to fully achieve this plan in 2008, while reviewing, on a regular basis, opportunities to enhance shareholder returns.

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

The $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”) was classified as a non-current obligation as of March 31, 2008 and December 31, 2007 because specified, market-based conversion provisions were not met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. If our common stock maintains a closing price above $7.08 per share during certain subsequent periods, the notes would again become available for immediate conversion and the outstanding notes would again be reclassified as a current obligation.

These notes are registered securities and are freely tradable. As of March 31, 2008, they had a market price of $1,026 per $1,000 principal amount of notes, compared to an estimated conversion value of $1,000. Therefore, if these notes were to become convertible in the future, we do not anticipate holders will elect to convert their notes because these notes have historically traded at market prices above the estimated conversion values.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes due 2025 (the

“3.50% Convertible Senior Notes”) elect to convert their notes because market-based conversion provisions were met or if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants.

The Credit Facility makes available to us $910 million of additional credit subject to certain restrictions as described below and is currently undrawn. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Historical View

The following table summarizes cash flow activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$388	$268	$120	45%
Used for investing activities	380	308	72	23%
Used for financing activities	276	314	(38)	(12)%

Operating Activities

Cash provided by operating activities increased primarily due to lower payments for securities related legal matters. In first quarter of 2008, we paid $84 million for settlements of securities-related matters compared to $200 million of payments related to these matters in the first quarter of 2007.

Investing Activities

Cash used for investing activities increased primarily due to higher capital expenditures to support anticipated growth in our data and Internet services.

Financing Activities

In the first quarter of 2008, we paid $142 million in dividends and paid $169 million for purchases of our common stock under our stock repurchase program. In the first quarter of 2007, we paid $393 million for purchases of our common stock under our stock repurchase program.

As of March 31, 2008, we were in compliance with all provisions and covenants of our borrowings.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $130 million. As of March 31, 2008, we had outstanding letters of credit of approximately $91 million.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure.

During the first quarter of 2008, we entered into interest rate hedges as part of our long- and short-term debt strategies. Our short-term debt strategy is to take advantage of recent decreases in interest rates by swapping floating rate debt to fixed rate debt using cash flow interest rate swaps. A high percentage of our total debt has a fixed interest rate. Our long-term debt strategy is to decrease our exposure to changes in the fair value of our fixed interest rate debt by entering into fair value hedges. For additional information on these interest rate hedges, see Note 4—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report. A hypothetical increase of 100 basis points in the London Interbank Offered Rate, or LIBOR, would not have had a material effect on our other expense related to these hedges for the three months ended March 31, 2008.

Approximately $1.0 billion of floating-rate debt was exposed to changes in interest rates as of March 31, 2008 and December 31, 2007. This exposure is linked to LIBOR. A hypothetical increase of 100 basis points in LIBOR would not have had a material effect on pre-tax interest expense for the three months ended March 31, 2008. As of March 31, 2008 and December 31, 2007, we had approximately $600 million of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 or 200 basis points in the interest rate on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

Our $1.265 billion of our 3.50% Convertible Senior Notes was classified as a non-current obligation as of March 31, 2008 and December 31, 2007 because specified, market-based conversion provisions were not met as of those dates. These market-based conversion provisions specify that, when our common stock has a closing price above $7.08 per share for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. If our common stock maintains a closing price above $7.08 per share during certain subsequent periods, the notes would be available for immediate conversion and the outstanding notes would again be reclassified as a current obligation. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the convertible notes would not have a material effect on our earnings.

As of March 31, 2008, we had $546 million invested in highly liquid instruments, $108 million invested in auction rate securities and $58 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2008, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the Securities and Exchange Commission, or SEC. You can find many of these statements by looking for words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this document or in documents incorporated by reference in this document.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As described in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution. In addition, the ultimate outcome of the appeal by Messrs. Nacchio and Woodruff of the decision approving the settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by us in connection with indemnification claims by Messrs. Nacchio and Woodruff.

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

We continue to carry significant debt. As of March 31, 2008, our consolidated debt was approximately $14.3 billion. Approximately $4.9 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (the “3.50% Convertible Senior Notes”), which we may elect to redeem, and holders may elect to convert, in November 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. However, we do not anticipate holders will make such an election because these notes have historically traded at market prices above the estimated conversion values. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, it is our intention to fully achieve by the end of 2008 the remaining $449 million of stock repurchases available under our previously disclosed $2 billion stock repurchase program. Also, we paid a quarterly dividend totaling $142 million in the first quarter of 2008, and in April 2008 our Board of Directors declared a second quarterly dividend totaling approximately $140 million, payable in May 2008. It is the expectation of our Board of Directors to pay a quarterly dividend going forward. Cash used by us to purchase our common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions were met or if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $910 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 9—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

The industry in which we operate is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenue in some areas of our business is decreasing. While we believe that our planned level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

Adverse changes in the value of assets or obligations associated with our employee benefit plans could negatively impact our stockholders’ equity balance.

We maintain a qualified pension plan, a nonqualified pension plan and post-retirement benefit plans. Our condensed consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligations or a significant decrease of the asset values without necessarily impacting our net income in the short term. In addition, our benefit obligations could increase significantly if we need to unfavorably revise the assumptions we used to calculate the obligations. Because the combined value of plan assets and the combined benefit obligations are each approximately 20 times larger than our stockholders’ equity as of December 31, 2007, these adverse changes could have a significant negative impact on our stockholders’ equity. Stockholders’ equity is one of several measures used by certain customers and vendors, among others, to evaluate a company’s financial condition. As such, a significant negative impact on our stockholders’ equity could adversely impact our competitiveness in obtaining favorable purchase arrangements and make it more challenging to compete for certain sales contracts, among other things.

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

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2007, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits by the Internal Revenue Service, or IRS, as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities. In June 2006, we received notices of proposed adjustments on several significant issues for the 2002 through 2003 audit cycle, including a proposed adjustment disallowing a loss relating to the sale of our DEX directory publishing business. We have reached a tentative settlement with the IRS on several of these issues, including the DEX sale. These settlements are subject to formal review and approval by the IRS, and there is no assurance that these settlements will ultimately be effected in accordance with our expectations.

In April 2008, we received from the IRS proposed adjustments on several significant issues for the 2004 and 2005 audit cycle. We are in the process of reviewing and evaluating the IRS’s positions in the proposed adjustments, and as we evaluate the uncertain tax positions raised by the proposed adjustments we may determine that we need to record additional income tax expense. There can be no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

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

We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our condensed consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results or our net operating loss carryforwards.

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

•	general conditions in the telecommunications industry.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the first quarter of 2008:

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
January 2008	16,663,087	$5.95	16,653,811	$522,537,488
February 2008	7,108,516	$5.45	6,901,424	$484,890,143
March 2008	7,685,403	$4.88	7,472,012	$448,546,143

Total	31,457,006		31,027,247

(1)	In January, February and March of 2008, amounts include 9,276, 207,092 and 213,391 shares of common stock, respectively, delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. As of March 31, 2008, we had repurchased a total of $1.551 billion of common stock under this program.

ITEM 6.	EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

(4.6)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.7)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.9)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

Exhibit Number	Description
(4.10)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.14)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.15)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.16)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.17)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.18)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

Exhibit Number	Description
(4.20)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.23)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.24)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.25)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of option, restricted stock and performance share agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006 and Current Report on Form 8-K filed on February 26, 2008, File No. 001-15577).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

Exhibit Number	Description
(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*

(10.9)	2008 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 14, 2007, File No. 001-15577).*

(10.10)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on
Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.11)	Registration Rights Agreement, dated August 8, 2006, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.12)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.13)	Amended Employment Agreement, dated as of August 29, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 31, 2007, File No. 001-15577).*

(10.14)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.15)	Aircraft Time Sharing Agreement, dated December 13, 2007, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).

(10.16)	Letter Agreement, dated March 2, 2007, by and between John W. Richardson and Qwest (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.17)	Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.18)	Agreement, dated as of March 7, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.19)	Severance Agreement, dated July 21, 2003, by and between Qwest Communications International Inc. and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.20)	Severance Agreement, dated September 8, 2003, by and between Qwest Communications International Inc. and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.21)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

Exhibit Number	Description
(10.22)	Letter, dated October 17, 2007, from Qwest to Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on October 18, 2007, File No. 001-15577).*

(10.23)	Severance Agreement, dated April 4, 2005, by and between Qwest Communications International Inc. and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.24)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.25)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.26)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.27)	U S West, Inc. 1999 Stock Option Plan Non-Qualified Stock Option Agreement between U S West, Inc. and Bill Johnston (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

(10.29)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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
R. William Johnston Senior Vice President, Controller and Chief Accounting Officer (chief accounting officer and duly authorized officer)

May 6, 2008