Form 10-Q
period 2008-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2008-08-06
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

On August 1, 2008, 1,725,944,940 shares of common stock were outstanding.

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

•

Managed Services. Customized, turnkey solutions for integrated voice, data and Internet services offered to our business markets customers. These services include a diverse combination of emerging technology products and services, such as VoIP, Ethernet, MPLS, hosting services and advanced voice services, such as Web conferencing and call center solutions. Most of these services can be performed from outside our customers’ internal networks, with an emphasis on integrating and certifying Internet security for applications and content.

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

•

Universal Service Funds (USF). Federal and state funds established generally to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things. As a telecommunications provider, we are often required to contribute to these funds.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,382	$3,463	$6,781	$6,909

Operating expenses (Note 1):
Cost of sales (exclusive of depreciation and amortization)	1,144	1,166	2,321	2,340
Selling	527	540	1,072	1,057
General, administrative and other operating	569	608	1,150	1,232
Depreciation and amortization	578	615	1,154	1,227

Total operating expenses	2,818	2,929	5,697	5,856

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	257	274	518	556
Other—net	(4)	14	(1)	9

Total other expense (income)—net	253	288	517	565

Income before income taxes	311	246	567	488
Income tax expense	123	—	222	2

Net income	$188	$246	$345	$486

Earnings per share:
Basic	$0.11	$0.13	$0.20	$0.26
Diluted	$0.11	$0.13	$0.20	$0.25

Weighted average shares outstanding:
Basic	1,742,294	1,841,295	1,752,743	1,853,058
Diluted	1,751,634	1,950,056	1,762,635	1,954,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$755	$902
Accounts receivable—net of allowance of $130 and $145, respectively	1,561	1,576
Deferred income taxes	583	654
Prepaid expenses and other	359	441

Total current assets	3,258	3,573

Property, plant and equipment—net	13,450	13,671
Capitalized software—net	862	853
Deferred income taxes	1,452	1,584
Prepaid pension—net	1,691	1,672
Other	1,181	1,179

Total assets	$21,894	$22,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings	$851	$601
Accounts payable	930	1,008
Accrued expenses and other	1,567	1,999
Deferred revenue and advance billings	585	601

Total current liabilities	3,933	4,209

Long-term borrowings—net of unamortized debt discount of $183 and $190, respectively	13,370	13,650
Post-retirement and other post-employment benefit obligations—net	2,170	2,188
Deferred revenue	537	538
Other	1,381	1,384

Total liabilities	21,391	21,969

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,750,791 and 1,792,508 shares issued, respectively	17	18
Additional paid-in capital	42,122	42,344
Treasury stock—5,953 and 5,221 shares, respectively (including 62 shares held in rabbi trust at both dates)	(20)	(18)
Accumulated deficit	(42,888)	(43,084)
Accumulated other comprehensive income	1,272	1,303

Total stockholders’ equity	503	563

Total liabilities and stockholders’ equity	$21,894	$22,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(Dollars in millions)
Operating activities:
Net income	$345	$486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,154	1,227
Deferred income taxes	218	(2)
Provision for bad debt—net	69	80
Other non-cash charges—net	49	42
Changes in operating assets and liabilities:
Accounts receivable	(54)	23
Prepaid expenses and other current assets	39	22
Accounts payable and accrued expenses and other current liabilities	(375)	(447)
Deferred revenue and advance billings	(17)	(8)
Other non-current assets and liabilities	(131)	(50)

Cash provided by operating activities	1,297	1,373

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(950)	(744)
Proceeds from sale of investment securities	42	31
Purchases of investment securities	—	(24)
Other	7	9

Cash used for investing activities	(901)	(728)

Financing activities:
Proceeds from long-term borrowings	—	500
Repayments of long-term borrowings, including current maturities	(23)	(900)
Proceeds from issuances of common stock	17	66
Dividends paid	(282)	—
Repurchases of common stock	(258)	(681)
Other	3	(2)

Cash used for financing activities	(543)	(1,017)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(147)	(372)
Beginning balance	902	1,241

Ending balance	$755	$869

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2008 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We believe that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2008 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K dated April 4, 2008 (our “April 4, 2008 Form 8-K”).

In light of regulatory changes in 2007 and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, in the first quarter of 2008 we made changes to the legal organization of some of our subsidiaries and moved some of our operations among our subsidiaries. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the three and six months ended June 30, 2007 that is presented in Note 15—Financial Statements of Guarantors. In addition, to aid the understanding of these and future financial statements, we recast certain prior year financial information in our April 4, 2008 Form 8-K. We continue to evaluate other ways to better organize the legal organization and operations of our subsidiaries and may make additional changes to the legal organization and operations of our subsidiaries in the future.

The condensed consolidated results of operations for the three and six months ended June 30, 2008 and the condensed consolidated statement of cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results or cash flows expected for the full year.

Reclassifications

During the first quarter of 2008, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. Operating expenses are now reported as follows:

•

Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs (which are third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers); employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales costs (such as data integration, handsets and modem costs); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

•

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; and other selling costs (such as bad debt expense, professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF, charges); real estate and occupancy costs (such as: rents and utilities, including those incurred by our hosting facilities; and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement benefits costs for all employees and retirees.

We believe these changes: more closely align cost of sales with our network, facilities and equipment costs; align selling costs with our direct business unit costs; provide detail on our general, administrative and other operating costs; and allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have reclassified certain financial information for the three and six months ended June 30, 2007 that is presented in these condensed consolidated financial statements. In addition, to aid the understanding of these and future financial statements, we reclassified certain prior year financial information in our April 4, 2008 Form 8-K.

These changes resulted in $144 million and $287 million moving from cost of sales to either selling expenses or general, administrative and other operating expenses for the three and six months ended June 30, 2007, respectively.

We have also reclassified certain other prior period amounts to conform to the current period presentations.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income on our condensed consolidated balance sheets any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our condensed consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our condensed consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item.

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

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending legal and tax matters. See Note 11—Commitments and Contingencies for additional information.

•

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

•

For matters related to income taxes and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No benefit from an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions recorded under FIN 48.

For all of these and other matters, actual results could differ from our estimates.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses include taxes and surcharges that we recognize on a gross basis of $100 million and $193 million for the three and six months ended June 30, 2008, respectively, and $103 million and $191 million for the three and six months ended June 30, 2007, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $33.522 billion and $32.975 billion as of June 30, 2008 and December 31, 2007, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.429 billion and $1.368 billion as of June 30, 2008 and December 31, 2007, respectively.

As a result of decisions to discontinue certain product offerings, we changed our estimates of the remaining economic lives of certain assets, which will accelerate the depreciation and amortization of those assets. This change will result in additional depreciation and amortization expense of approximately $40 million for the year ending December 31, 2008. The additional depreciation and amortization, net of deferred taxes, will reduce net income by approximately $25 million, or $0.01 per basic and diluted share, for the year ending December 31, 2008.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for future transactions. We carry on our condensed consolidated balance sheets financial instruments whose value cannot be determined by reference to an observable market—including those described in more detail in Note 3—Investments. We continue to estimate the value of these instruments using judgmentally determined inputs, some of which are observable and some of which are not observable. We have not changed the methods used to value these financial instruments as a result of our adoption of this standard. Our condensed consolidated balance sheets also indirectly reflect the value of financial instruments held by our employee benefit plan trusts. However, we only adjust our balance sheet annually at December 31 to reflect market changes in the value of employee benefit plan assets. We continue to assess whether the methods previously used to determine the fair value of employee benefit plan assets are appropriate within the SFAS No. 157 framework for measuring fair value, but we do not anticipate that any changes in valuation methods will have a material impact on our financial position or results of operations.

Effective January 1, 2008, we also adopted SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities and, therefore, the adoption of this standard has not had any impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The liability component is measured so that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This FSP applies to our 3.50% Convertible Senior Notes due 2025 (“3.50% Convertible Senior Notes”) and will be effective for us beginning on January 1, 2009. This FSP will be applied retrospectively to all periods that will be presented in our consolidated financial statements for the year ending December 31, 2009 and to interim periods beginning after January 1, 2009. Upon adoption, we will retrospectively record a decrease in the book value of our 3.50% Convertible Senior Notes, an increase in additional paid-in capital and a cumulative effect of a change in accounting principles in our consolidated financial statements, and we will begin recording an additional non-cash interest expense of approximately $50 million per year. The additional interest expense, net of taxes, will reduce net income by approximately $30 million per year, or $0.02 per basic and diluted share. We will continue to record this additional interest expense over the expected life of the debt.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions except per share amounts, shares in thousands)
Net income	$188	$246	$345	$486

Basic weighted average shares outstanding	1,742,294	1,841,295	1,752,743	1,853,058
Dilutive effect of options with strike prices equal to or less than the average price of our common stock during the period, calculated using the treasury stock method	2,456	21,302	3,843	21,679
Dilutive effect of the equity premium on convertible debt at the average price of our common stock during the period	—	81,031	—	73,722
Dilutive effect of unvested restricted stock and other	6,884	6,428	6,049	6,438

Diluted weighted average shares outstanding	1,751,634	1,950,056	1,762,635	1,954,897

Earnings per share:
Basic	$0.11	$0.13	$0.20	$0.26
Diluted	$0.11	$0.13	$0.20	$0.25

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	56,385	31,620	51,751	31,641

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	3,351	1,837	3,351	1,837

Other outstanding options to purchase common stock excluded because the impact would have been antidilutive	307	5,302	228	9,381

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Note 3: Investments

As of June 30, 2008 and December 31, 2007, we had $109 million and $116 million, respectively, invested in auction rate securities, which are classified as non-current, available-for-sale investments and are included in other non-current assets at estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders. These investments were collateralized by bonds rated AA- at June 30, 2008 and AA as of December 31, 2007 and were insured against loss of principal and interest by bond insurers with AA and BB credit ratings at June 30, 2008 and AAA credit ratings at December 31, 2007. These securities were valued using a discounted cash flow model that takes into consideration the following: an assumption that the issuer will decide to call or convert the securities or that an active market will develop for these investments in four years; and a risk premium determined by the financial conditions of the issuer and the bond insurers as well as the value of the collateral. During the three and six months ended June 30, 2008, we recorded immaterial unrealized gains and losses due to changes in the fair value of these investments. The net unrealized loss for the six months ended June 30, 2008 was recorded in accumulated other comprehensive income because we believe the value of these investments will recover. However, if the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may further adjust the carrying value of these investments. An increase of one percentage point in the risk premium used in our valuation model would result in an immaterial decrease in the estimated fair value of these investments. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continue to classify these securities as non-current as of June 30, 2008.

During the fourth quarter of 2007, an investment fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we reclassified our holdings in the fund from cash and cash equivalents to investments on our condensed consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. As of December 31, 2007, $79 million of our remaining investment in the fund was included in other current assets and $10 million was included in other non-current assets on our condensed consolidated balance sheet. During the three and six months ended June 30, 2008, we sold $11 million and $42 million, respectively, of our holdings in the fund. As of June 30, 2008, $36 million of our remaining investment in the fund was included in other current assets and $10 million was included in other non-current assets on our condensed consolidated balance sheet. During the three and six months ended June 30, 2008, we recorded immaterial unrealized gains and losses for the change in the fair value of the fund, which were recorded in other expense (income)—net in our condensed consolidated statements of operations.

Note 4: Borrowings

We were in compliance with all provisions and covenants of our borrowings as of June 30, 2008.

Interest Rate Hedges

During the first quarter of 2008, we entered into the interest rate hedges described below as part of our long- and short-term debt strategies. One objective of our short-term debt strategy is to take advantage of favorable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

interest rates by swapping floating rate debt to fixed rate debt using cash flow hedges. And one objective of our long-term debt strategy is to achieve a more balanced ratio of fixed rate to floating rate debt by swapping a portion of our fixed interest rate debt to floating rate debt through fair value hedges. This decreases our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates.

In March 2008, our wholly owned subsidiary, Qwest Corporation (“QC”), entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25%. These hedges had the economic effect of swapping QC’s floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. QC designated these swaps as cash flow hedges. The value of our cash flow hedges of approximately $6 million is recorded in other non-current assets on our condensed consolidated balance sheet as of June 30, 2008, with a corresponding increase, net of deferred taxes, in accumulated other comprehensive income. We did not recognize any gain or loss in earnings for hedge ineffectiveness during the three and six months ended June 30, 2008.

In March 2008, QC also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of its 6.5% Notes due 2017. These hedges had the economic effect of swapping QC’s fixed interest rate to a floating interest rate until these notes mature in 2017. QC designated these swaps as fair value hedges. The value of our fair value hedges of approximately $19 million is recorded in other non-current liabilities on our condensed consolidated balance sheet as of June 30, 2008, with a related reduction in the carrying value of long-term debt of $22 million. A net immaterial gain for hedge ineffectiveness is recorded in other expense (income)—net in our condensed consolidated statements of operations.

The cash flow and fair value hedges are valued using projected future cash flows, discounted at mid-market implied forward LIBOR rates. The debt underlying the fair value hedges is valued using projected future cash flows, discounted at mid-market implied forward LIBOR rates, plus a constant spread above LIBOR determined at the inception of the hedging relationship. These valuations are determined excluding accrued interest.

Credit Facility

On March 27, 2008, in connection with the addition of a new lender to our revolving credit facility (the “Credit Facility”), we increased the amount available to us under the Credit Facility from $850 million to $910 million. The Credit Facility is currently undrawn and expires in October 2010. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation (“QSC”), and are secured by a senior lien on the stock of QC.

Note 5: Severance

For the three months ended June 30, 2008 and 2007, we accrued severance costs of $6 million and $8 million, respectively. For the six months ended June 30, 2008 and 2007, we accrued severance costs of $57 million and $11 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. As of June 30, 2008 and December 31, 2007, our severance liability was $21 million and $25 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Note 6: Employee Benefits

The components of net periodic benefit cost for our pension, non-qualified pension and post-retirement benefit plans for the three and six months ended June 30, 2008 and 2007 are detailed below:

	Three Months Ended June 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Net periodic benefit cost:
Service cost	$31	$34	$1	$—	$3	$3
Interest cost	123	122	—	1	56	58
Expected return on plan assets	(163)	(166)	—	—	(31)	(33)
Recognized transition asset	—	—	—	1	—	—
Recognized prior service cost	(2)	(1)	—	—	(26)	(32)
Recognized net actuarial loss	—	16	—	—	4	6

Total net periodic benefit cost	$(11)	$5	$1	$2	$6	$2

	Six Months Ended June 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Net periodic benefit cost:
Service cost	$61	$68	$1	$1	$6	$6
Interest cost	246	245	1	2	113	116
Expected return on plan assets	(326)	(331)	—	—	(62)	(66)
Recognized transition asset	—	—	—	1	—	—
Recognized prior service cost	(3)	(2)	—	—	(52)	(64)
Recognized net actuarial loss	—	32	3	—	7	12

Total net periodic benefit cost	$(22)	$12	$5	$4	$12	$4

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Note 7: Comprehensive Income

Comprehensive income is recorded net of deferred taxes and includes the amortization of actuarial gains and losses and prior service costs for our pension and post-retirement benefit plans, changes in the fair value of certain financial derivative instruments (which qualify for hedge accounting) and unrealized gains and losses on certain investments. The components of comprehensive income for the three and six months ended June 30, 2008 and 2007 are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Net income	$188	$246	$345	$486
Other comprehensive income (loss)—net of deferred taxes:
Post-retirement benefit plans	(15)	(26)	(31)	(52)
Pension	(1)	16	—	31
Unrealized gains (losses) on auction rate securities and derivative instruments—net	5	—	—	—

Total other comprehensive income (loss)—net of deferred taxes	(11)	(10)	(31)	(21)

Comprehensive income	$177	$236	$314	$465

Note 8: Tax Matters

During the second quarter of 2008, we recorded a state property tax receivable of $40 million as the result of a property tax settlement on assessments we challenged for tax years 2002-2007. In addition, the settlement provides for a reduction in our property tax valuations in that state for tax years 2008 and 2009.

On April 15, 2008, we received from the Internal Revenue Service (“IRS”) the Revenue Agent’s Report for tax years 2004 and 2005. The report contains proposed adjustments on several issues. Based on our evaluation of the IRS’s positions reflected in the proposed adjustments, we have not recorded a material adjustment to our unrecognized tax benefits or our uncertain tax position liability. However, there can be no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

Note 9: Wireless Services

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

During the second quarter of 2008, we recognized an immaterial charge related to wireless handset inventory and an immaterial impairment of capitalized software associated with the transition from our existing wireless service arrangement to our new arrangement. In addition, as a result of exiting our existing agreement, we shortened the economic lives of certain network, administrative and intangible assets, which accelerated the depreciation and amortization of these assets.

Note 10: Segment Information

During the first quarter of 2008, our Chief Operating Decision Maker (“CODM”) began to manage our business using different information than he was using previously. We changed our segments accordingly. Our new segments are business markets, mass markets and wholesale markets. Our CODM regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements. To reflect the impact this change would have had if it had been implemented in prior periods, we present below comparable segment financial information for the three and six months ended June 30, 2007 using the segment presentation that we are using going forward.

Each of our new segments uses our network to generate revenue by providing services to its customers, as discussed further below.

•	Business markets. This segment provides voice services and data and Internet services to enterprise and government customers.

•

Voice services include local voice services and long-distance voice services. Local voice services include basic local exchange, switching and enhanced voice services. Long-distance voice services include domestic and international long-distance services and toll free services.

•

Data and Internet services include primarily: more-advanced services such as private line, multi-protocol label switching, broadband services and voice over Internet protocol (“VoIP”); other products and services such as data integration, integrated services digital network and hosting services; and traditional services such as frame relay, dedicated Internet access (“DIA”), asynchronous transfer mode and virtual private network.

•	Mass markets. This segment provides voice services, data, Internet and video services and wireless products and services to consumers and small business customers.

•	Voice services include local voice services and long-distance voice services. These services are similar to the services provided to our business markets customers, as described above.

•

Data, Internet and video services include primarily broadband services and video services. Our video services include resold satellite digital television and traditional cable-based digital television.

•	Wireless products and services are offered to customers primarily within our local service area.

•	Wholesale markets. This segment provides voice services and data and Internet services to other telecommunications providers.

•	Voice services include local voice services, long-distance voice services and access services. Local voice services include primarily unbundled network elements. Long-distance voice services

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Segment income consists of each segment’s revenue and expenses. Segment information for the three and six months ended June 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Segment operating revenue:
Business markets	$1,015	$970	$2,010	$1,935
Mass markets	1,452	1,496	2,934	2,988
Wholesale markets	823	897	1,664	1,801

Total segment operating revenue	$3,290	$3,363	$6,608	$6,724

Segment operating expenses:
Business markets	$621	$583	$1,237	$1,153
Mass markets	727	771	1,492	1,542
Wholesale markets	351	376	699	777

Total segment operating expenses	$1,699	$1,730	$3,428	$3,472

Segment income:
Business markets	$394	$387	$773	$782
Mass markets	725	725	1,442	1,446
Wholesale markets	472	521	965	1,024

Total segment income	$1,591	$1,633	$3,180	$3,252

The following table reconciles segment income to net income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Total segment income	$1,591	$1,633	$3,180	$3,252
Other revenue (primarily USF surcharges)	92	100	173	185
Unassigned expenses (primarily general and administrative)	(541)	(584)	(1,115)	(1,157)
Depreciation and amortization	(578)	(615)	(1,154)	(1,227)
Total other expense—net	(253)	(288)	(517)	(565)
Income tax expense	(123)	—	(222)	(2)

Net income	$188	$246	$345	$486

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Revenue derived from external customers for our major products and services for the three and six months ended June 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in millions)
Operating revenue by products and services:
Segment revenue:
Voice services	$1,812	$1,983	$3,672	$3,990
Data, Internet and video services	1,353	1,247	2,682	2,468
Wireless services	125	133	254	266

Total segment revenue	3,290	3,363	6,608	6,724
Other revenue (primarily USF surcharges)	92	100	173	185

Total operating revenue	$3,382	$3,463	$6,781	$6,909

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

The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our former directors, officers and employees with respect to certain of the matters described below, and we have been advancing legal fees and costs to many former directors, officers and employees in connection with certain matters described below.

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

In November 2005, we, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants (the “Qwest settlement”). No parties admit any wrongdoing as part of the Qwest settlement. Pursuant to the Qwest settlement, we have deposited approximately $400 million in cash into a settlement fund. In connection with the Qwest settlement,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

we received $10 million from Arthur Andersen LLP. As part of the Qwest settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the Qwest settlement is not implemented, we will be repaid the $400 million plus interest, less certain expenses, and we will repay the $10 million to Arthur Andersen.

If implemented, the Qwest settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed Qwest settlement on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002, over the objections of Messrs. Nacchio and Woodruff. Messrs. Nacchio and Woodruff then appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, the Tenth Circuit held that the federal district court order overruling Nacchio and Woodruff’s objections to the Qwest settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and to provide a more detailed explanation for its earlier decision overruling those objections. Subsequent to the remand, a proposed settlement was reached involving the claims of the putative class against Messrs. Nacchio and Woodruff as described below that, if implemented, will also result in the implementation of the Qwest settlement.

On August 4, 2008, we, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the “Nacchio/Woodruff settlement”) that, if implemented, will, among other things, (i) settle the individual claims of the putative class representatives and the class they purport to represent against Messrs. Nacchio and Woodruff, and (ii) result in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the Qwest settlement and the resolution of their indemnification dispute with us arising from the Qwest settlement. Under the proposed Nacchio/Woodruff settlement, we would contribute $40 million, and Messrs. Nacchio and Woodruff would contribute a total of $5 million of insurance proceeds. The Nacchio/Woodruff settlement is subject to a number of conditions and future contingencies, including that it (i) requires both preliminary and final court approval, and (ii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

KPNQwest Litigation/Investigation

On June 25, 2004, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should be adjudicated in the Netherlands rather than New Jersey. Plaintiffs appealed this decision to the United States Court of Appeals for the Third Circuit, which affirmed the dismissal.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., KPN, Joseph Nacchio, John McMaster,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $346 million based on the exchange rate on June 30, 2008).

In 2006, we and the other defendants reached settlements of a putative class action filed against us and others in the federal district court for the Southern District of New York on behalf of certain purchasers of publicly traded securities of KPNQwest. The plaintiffs had alleged that, among other things, defendants engaged in a fraudulent scheme and deceptive course of business in order to inflate KPNQwest’s revenue and the value of KPNQwest securities. In 2007, the court approved the settlements, which were then implemented. Certain individuals and entities were excluded from the settlement class at their request. As a result, their claims were not released by the court order approving the settlement. Some of these individuals and entities filed actions against us. We expect that at least some of the other persons who were excluded from the settlement class will also pursue actions against us if we are unable to resolve their claims amicably. In the aggregate, those who were excluded from the settlement class contended that they incurred losses of at least $76 million resulting from their investments in KPNQwest securities during the settlement class period, which does not include any claims for punitive damages or interest. We have settled most of these loss claims, and we are vigorously defending the claims of others, as described below, who were excluded from the settlement class.

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster, the former President and Chief Executive Officer of KPNQwest. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Other Matters

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber optic cable in the right-of-way without the plaintiffs’ consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which Qwest has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, the Massachusetts court entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. The court also set a hearing for November 17, 2008 to consider final approval of the proposed settlement.

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

A putative class action filed on behalf of certain of our retirees was brought against us, the Qwest Life Insurance Plan and other related entities in federal district court in Colorado in connection with our decision to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The retirees have amended their complaint to assert additional claims. We believe the remaining claims are without merit, and we will continue to vigorously defend against this matter.

Flood Damage

During June 2008, floods in the Midwest, particularly Iowa, caused damage to our network and other assets. We are still in the process of assessing the full extent of the damage. However, based on our current assessment, we estimate that expenditures required for the restoration of our network and physical plant may range from $50 million to $60 million, including repairs and equipment replacement. Our damage estimate is subject to many uncertainties and may change materially as we complete physical surveys. We carry commercial property insurance that covers certain property damage and business interruption, subject to approximately a $5 million deductible for buildings and approximately a $25 million deductible for buried outside plant. We are working with our insurance carriers to determine the extent to which insurance proceeds will offset these expenditures.

The floods did not have a significant impact on our financial condition or results of operations as of and for the three and six months ended June 30, 2008, as the majority of the capital and repair expenditures will be recorded in future periods as we incur the costs.

Note 12: Labor Union Contracts

We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our three-year labor agreements with the unions expire on August 16, 2008. As of June 30, 2008, employees covered under these collective bargaining agreements totaled 19,010, or 54% of all our employees. We are currently in negotiations regarding new collective bargaining agreements with our labor unions and their representatives.

Note 13: Dividends

Our Board of Directors has declared the following dividends payable in 2008:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 13, 2007	February 1, 2008	$0.08	$142	February 21, 2008
April 17, 2008	May 9, 2008	$0.08	$140	May 30, 2008
July 17, 2008	August 8, 2008	$0.08	$138	August 29, 2008

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

Note 14: Subsequent Event

On July 21, 2008, the IRS approved a settlement with us relating to its audit of our tax years 1998 through 2001. Net cash payments related to this settlement will be approximately $120 million. We estimate our final settlement of tax years 1998 through 2001 combined with our proposed settlement of our tax years 2002 and 2003 will result in an increase to net income of approximately $15 million; however, we are unsure when our proposed settlement of tax years 2002 and 2003 will be concluded. We have not completed our determination of the amount we will record in the third quarter of 2008 related to the 1998 through 2001 settlement separately and discretely from our proposed settlement of tax years 2002 and 2003.

Note 15: Financial Statements of Guarantors

QCII and two of its subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and QSC, guarantee the payment of certain of each other’s registered debt securities. As of June 30, 2008, QCII had outstanding a total of $2.075 billion aggregate principal amount of senior notes that were issued in February 2004 and June 2005 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2014. Each series of QCF’s outstanding notes totaling approximately $2.9 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the “QCF Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees are full and unconditional and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating statements of operations for the three and six months ended June 30, 2008 and 2007, our condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, and our condensed consolidating statements of cash flows for the six months ended June 30, 2008 and 2007. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, is presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

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

In light of this order and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, in the first quarter of 2008 we merged two of our wholly owned subsidiaries into one of our other wholly owned subsidiaries and moved some of our operations among our subsidiaries. These

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Six Months Ended June 30, 2008

(Unaudited)

reorganization activities impacted the entities that are consolidated into our financial statements and, as a result, the subsidiary financial statements presented in this note differ from the subsidiary financial statements we have historically presented in this note. Because the reorganization activities combined businesses that were already controlled by us, we are required to adjust previously reported financial statements for all periods presented in this note for any transferred businesses. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the three and six months ended June 30, 2007 presented in this note. We continue to evaluate other ways to reorganize the legal organization and operations of our subsidiaries, and any future reorganization activities could similarly affect the financial statements presented in this note.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,382	$—	$3,382
Operating revenue—affiliate	—	(3)	11	(8)	—

Total operating revenue	—	(3)	3,393	(8)	3,382

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,144	—	1,144
Selling	—	—	527	—	527
General, administrative and other operating	50	(1)	520	—	569
Operating expenses—affiliate	—	—	8	(8)	—
Depreciation and amortization	—	—	578	—	578

Total operating expenses	50	(1)	2,777	(8)	2,818

Other expense (income)—net:
Interest expense—net	56	53	148	—	257
Interest expense—affiliates	2	62	208	(272)	—
Interest income—affiliates	—	(271)	(1)	272	—
Other—net	3	(8)	1	—	(4)
(Income) loss from equity investments in subsidiaries	(262)	(298)	—	560	—

Total other (income) expense—net	(201)	(462)	356	560	253

Income before income taxes	151	460	260	(560)	311
Income tax benefit (expense)	37	(198)	38	—	(123)

Net income (loss)	$188	$262	$298	$(560)	$188

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,463	$—	$3,463
Operating revenue—affiliate	—	—	12	(12)	—

Total operating revenue	—	—	3,475	(12)	3,463

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,166	—	1,166
Selling	—	—	540	—	540
General, administrative and other operating	15	—	593	—	608
Operating expenses—affiliate	—	—	12	(12)	—
Depreciation and amortization	—	—	615	—	615

Total operating expenses	15	—	2,926	(12)	2,929

Other expense (income)—net:
Interest expense—net	67	53	154	—	274
Interest expense—affiliates	3	25	182	(210)	—
Interest income—affiliates	—	(209)	(1)	210	—
Other—net	2	(8)	20	—	14
(Income) loss from equity investments in subsidiaries	(292)	48	—	244	—

Total other (income) expense—net	(220)	(91)	355	244	288

Income before income taxes	205	91	194	(244)	246
Income tax benefit (expense)	41	199	(240)	—	—

Net income (loss)	$246	$290	$(46)	$(244)	$246

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$6,781	$—	$6,781
Operating revenue—affiliate	—	(9)	23	(14)	—

Total operating revenue	—	(9)	6,804	(14)	6,781

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	2,321	—	2,321
Selling	—	—	1,072	—	1,072
General, administrative and other operating	58	(7)	1,099	—	1,150
Operating expenses—affiliate	—	—	14	(14)	—
Depreciation and amortization	—	—	1,154	—	1,154

Total operating expenses	58	(7)	5,660	(14)	5,697

Other expense (income)—net:
Interest expense—net	113	106	299	—	518
Interest expense—affiliates	3	110	394	(507)	—
Interest income—affiliates	—	(505)	(2)	507	—
Other—net	3	(6)	2	—	(1)
(Income) loss from equity investments in subsidiaries	(452)	(270)	—	722	—

Total other (income) expense—net	(333)	(565)	693	722	517

Income before income taxes	275	563	451	(722)	567
Income tax benefit (expense)	70	(115)	(177)	—	(222)

Net income (loss)	$345	$448	$274	$(722)	$345

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$6,909	$—	$6,909
Operating revenue—affiliate	—	—	17	(17)	—

Total operating revenue	—	—	6,926	(17)	6,909

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	2,340	—	2,340
Selling	—	—	1,057	—	1,057
General, administrative and other operating	67	—	1,165	—	1,232
Operating expenses—affiliate	—	—	17	(17)	—
Depreciation and amortization	—	—	1,227	—	1,227

Total operating expenses	67	—	5,806	(17)	5,856

Other expense (income)—net:
Interest expense—net	136	106	314	—	556
Interest expense—affiliates	6	41	361	(408)	—
Interest income—affiliates	—	(406)	(2)	408	—
Other—net	2	(10)	17	—	9
(Income) loss from equity investments in subsidiaries	(614)	50	—	564	—

Total other (income) expense—net	(470)	(219)	690	564	565

Income before income taxes	403	219	430	(564)	488
Income tax benefit (expense)	83	394	(479)	—	(2)

Net income (loss)	$486	$613	$(49)	$(564)	$486

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$295	$460	$—	$755
Accounts receivable—net	20	29	1,512	—	1,561
Accounts receivable—affiliates	510	906	30	(1,446)	—
Notes receivable—affiliates	—	12,814	104	(12,918)	—
Deferred income taxes	—	419	172	(8)	583
Prepaid expenses and other	—	19	360	(20)	359

Total current assets	530	14,482	2,638	(14,392)	3,258
Property, plant and equipment—net	—	—	13,450	—	13,450
Capitalized software—net	—	—	862	—	862
Investments in subsidiaries	2,575	(7,660)	—	5,085	—
Deferred income taxes	—	2,626	371	(1,545)	1,452
Prepaid pension—net	1,691	—	—	—	1,691
Prepaid pension—affiliates	3,025	78	1,052	(4,155)	—
Other	544	53	584	—	1,181

Total assets	$8,365	$9,579	$18,957	$(15,007)	$21,894

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT
Current liabilities:
Current portion of long-term borrowings	$328	$171	$352	$—	$851
Current borrowings—affiliates	207	3,080	9,631	(12,918)	—
Accounts payable	2	—	928	—	930
Accounts payable—affiliates	20	3	30	(53)	—
Accrued expenses and other	350	155	1,068	(6)	1,567
Accrued expenses and other—affiliates	—	316	1,077	(1,393)	—
Deferred income taxes	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	599	(14)	585

Total current liabilities	915	3,725	13,685	(14,392)	3,933
Long-term borrowings—net	3,035	2,745	7,590	—	13,370
Post-retirement and other post-employment benefit obligations—net	2,170	—	—	—	2,170
Post-retirement and other post-employment benefits and other—affiliates	1,130	523	2,502	(4,155)	—
Deferred income taxes	196	—	1,349	(1,545)	—
Deferred revenue	—	—	537	—	537
Other	416	46	919	—	1,381

Total liabilities	7,862	7,039	26,582	(20,092)	21,391
Stockholders’ equity (deficit)	503	2,540	(7,625)	5,085	503

Total liabilities and stockholders’ equity or deficit	$8,365	$9,579	$18,957	$(15,007)	$21,894

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$90	$481	$331	$—	$902
Accounts receivable—net	19	30	1,527	—	1,576
Accounts receivable—affiliates	356	357	31	(744)	—
Notes receivable—affiliates	—	11,499	104	(11,603)	—
Deferred income taxes	—	179	483	(8)	654
Prepaid expenses and other	9	60	413	(41)	441

Total current assets	474	12,606	2,889	(12,396)	3,573
Property, plant and equipment—net	—	—	13,671	—	13,671
Capitalized software—net	—	—	853	—	853
Investments in subsidiaries	2,825	(7,129)	—	4,304	—
Deferred income taxes	—	3,167	38	(1,621)	1,584
Prepaid pension—net	1,672	—	—	—	1,672
Prepaid pension—affiliates	3,087	74	1,034	(4,195)	—
Other	562	95	522	—	1,179

Total assets	$8,620	$8,813	$19,007	$(13,908)	$22,532

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current liabilities:
Current portion of long-term borrowings	$77	$171	$353	$—	$601
Current borrowings—affiliates	104	2,195	9,304	(11,603)	—
Accounts payable	—	12	996	—	1,008
Accounts payable—affiliates	21	2	98	(121)	—
Accrued expenses and other	636	158	1,219	(14)	1,999
Accrued expenses and other—affiliates	—	148	475	(623)	—
Deferred income taxes	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	628	(27)	601

Total current liabilities	846	2,686	13,073	(12,396)	4,209
Long-term borrowings—net	3,281	2,745	7,624	—	13,650
Post-retirement and other post-employment benefit obligations—net	2,187	—	1	—	2,188
Post-retirement and other post-employment benefits and other—affiliates	1,108	520	2,567	(4,195)	—
Deferred income taxes	215	—	1,406	(1,621)	—
Deferred revenue	—	—	538	—	538
Other	420	65	899	—	1,384

Total liabilities	8,057	6,016	26,108	(18,212)	21,969
Stockholders’ equity (deficit)	563	2,797	(7,101)	4,304	563

Total liabilities and stockholders’ equity or deficit	$8,620	$8,813	$19,007	$(13,908)	$22,532

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(285)	$557	$1,006	$19	$1,297

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(950)	—	(950)
Proceeds from sale of investment securities	—	42	—	—	42
Net (purchases of) proceeds from investments managed by QSC	23	28	(51)	—	—
Cash infusion to subsidiaries	—	(806)	—	806	—
Net (increase) decrease in short-term affiliate loans	—	(1,315)	—	1,315	—
Dividends received from subsidiaries	575	1,000	—	(1,575)	—
Other	—	—	7	—	7

Cash provided by (used for) investing activities	598	(1,051)	(994)	546	(901)

Financing activities:
Repayments of long-term borrowings, including current maturities	—	—	(23)	—	(23)
Net proceeds from (repayments of) short-term affiliate borrowings	103	885	327	(1,315)	—
Proceeds from issuances of common stock	17	—	—	—	17
Dividends paid	(282)	—	—	—	(282)
Repurchases of common stock	(258)	—	—	—	(258)
Equity infusion from parent	—	—	806	(806)	—
Dividends paid to parent	—	(575)	(1,000)	1,575	—
Other	17	(2)	7	(19)	3

Cash (used for) provided by financing activities	(403)	308	117	(565)	(543)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(90)	(186)	129	—	(147)
Beginning balance	90	481	331	—	902

Ending balance	$—	$295	$460	$—	$755

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(344)	$887	$825	$5	$1,373

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(744)	—	(744)
Proceeds from sale of investment securities	—	31	—	—	31
Purchases of investment securities	—	(24)	—	—	(24)
Net (purchases of) proceeds from investments managed by QSC	(32)	94	(62)	—	—
Cash infusion to subsidiaries	—	(1,390)	—	1,390	—
Net (increase) decrease in short-term affiliate loans	—	(1,216)	(6)	1,222	—
Dividends received from subsidiaries	1,390	1,200	—	(2,590)	—
Other	—	(27)	9	27	9

Cash provided by (used for) investing activities	1,358	(1,332)	(803)	49	(728)

Financing activities:
Proceeds from long-term borrowings	—	—	500	—	500
Repayments of long-term borrowings, including current maturities	(250)	—	(650)	—	(900)
Net (repayments of) proceeds from short-term affiliate borrowings	(47)	1,227	42	(1,222)	—
Proceeds from issuances of common stock	66	—	—	—	66
Repurchases of common stock	(681)	—	—	—	(681)
Equity infusion from parent	—	—	1,390	(1,390)	—
Dividends paid to parent	—	(1,390)	(1,200)	2,590	—
Other	—	1	29	(32)	(2)

Cash (used for) provided by financing activities	(912)	(162)	111	(54)	(1,017)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	102	(607)	133	—	(372)
Beginning balance	—	900	341	—	1,241

Ending balance	$102	$293	$474	$—	$869

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first quarter of 2008, our Chief Operating Decision Maker, or CODM, began to manage our business using different information than he was using previously. We changed our segments accordingly. Our new segments are business markets, mass markets and wholesale markets. Our CODM regularly reviews information for each of our segments to evaluate performance and to allocate resources. Our discussions of segment results reflect the way we report our operating results to our CODM. An overview of our segment results is provided in Note 10—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. To reflect the impact this change would have had if it had been implemented in prior periods, we present in this Item 2 segment financial information for the three and six months ended June 30, 2007 using the segment presentation that we are using going forward. Segment results presented in this Item 2 and in Note 10—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

During the first quarter of 2008, we also changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. Operating expenses are now reported as follows:

•

Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs (which are third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers); employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales costs (such as data integration, handsets and modem costs); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

•

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; and other selling costs (such as bad debt expense, professional fees and outsourced services).

•

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF, charges); real estate and occupancy costs (such as: rents and utilities, including those incurred by our hosting facilities; and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement benefits costs for all employees and retirees.

We believe these changes: more closely align cost of sales with our network, facilities and equipment costs; align selling costs with our direct business unit costs; provide detail on our general, administrative and other operating costs; and allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have reclassified certain financial information for the three and six months ended June 30, 2007 that is presented in this Item 2 and in our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to aid the understanding of this filing and future filings, we reclassified certain prior year financial information in our Current Report on Form 8-K dated April 4, 2008.

These changes resulted in $144 million and $287 million moving from the cost of sales category to either selling expenses or general, administrative and other operating expenses for the three and six months ended June 30, 2007, respectively.

We have also reclassified certain other prior year revenue, expenses and access line amounts to conform to the current year presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services represented 40% and 36% of our total revenue for the six months ended June 30, 2008 and 2007, respectively, and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products to more-advanced technologies. As a result, we continue to focus on these more-advanced, high-growth products, which include: broadband services; private line; multi-protocol label switching, or MPLS, which we offer as iQ Networking™; voice over Internet protocol, or VoIP; and video services. The revenue increases from these more-advanced, high-growth products have outpaced revenue declines from traditional data, Internet and video services (such as asynchronous transfer mode, or ATM; frame relay; dedicated Internet access, or DIA; virtual private network, or VPN; and Internet dial-up access).

We also continue to focus on improving penetration of broadband services in our mass markets segment, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We reached 2.7 million broadband subscribers as of June 30, 2008 compared to 2.4 million as of the same date in 2007. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds to meet customer demand. We expect broadband subscriber growth to continue, even though we expect to face ongoing competition for these subscribers.

•

Growth in managed services. Our business markets customers are increasingly demanding customized and integrated voice, data and Internet services. We have responded with our managed services offerings, which include diverse combinations of emerging technology products and services such as VoIP, Ethernet, MPLS, hosting services and enhanced voice services, such as Web conferencing and call center solutions. Revenue from managed services nearly doubled in the first half of 2008 as compared to the same period in 2007, and we expect this trend to continue. We believe our business markets customers will continue to increasingly demand turnkey solutions, such as managed services, that afford them more flexibility in managing their communications needs. These types of services also allow us to act as a strategic partner with our business markets customers in improving the effectiveness and efficiency of their operations. We believe this gives us an opportunity to form stronger bonds with these customers. Some of our managed services are offered as “Office Connect,” “Integrated Access VoIP,” and “Contact Center Solutions.”

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe declining economic conditions have contributed to our access line losses, primarily in our mass markets and wholesale markets segments, in the first half of 2008, and may continue to do so for at least the remainder of the year. Product bundling, as described below, continues to be one of our responses to access line losses.

•

Product promotions. We offer many of our customers the ability to bundle several products and services. These customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. This “Price for Life” guarantee allows qualifying customers to lock-in their monthly broadband charges for as long as they qualify. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

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

Results of Operations

Overview

Each of our new segments uses our network to generate revenue by providing services to its customers, as described further below. Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these.

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

•

Data and Internet services include primarily: more-advanced services such as private line, multi-protocol label switching, broadband services and VoIP; other products and services such as data integration, integrated services digital network and hosting services; and traditional services such as frame relay, DIA, ATM and VPN.

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

The following table summarizes our results of operations for the three and six months ended June 30, 2008 and 2007 and the number of employees as of June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions, except per share amounts)
Operating revenue	$3,382	$3,463	$(81)	(2)%	$6,781	$6,909	$(128)	(2)%
Operating expenses	2,818	2,929	(111)	(4)%	5,697	5,856	(159)	(3)%
Other expense—net	253	288	(35)	(12)%	517	565	(48)	(8)%

Income before income taxes	311	246	65	26%	567	488	79	16%
Income tax expense	123	—	123	nm	222	2	220	nm

Net income	$188	$246	$(58)	(24)%	$345	$486	$(141)	(29)%

Earnings per share:
Basic	$0.11	$0.13	$(0.02)	(15)%	$0.20	$0.26	$(0.06)	(23)%
Diluted	$0.11	$0.13	$(0.02)	(15)%	$0.20	$0.25	$(0.05)	(20)%

Employees (as of June 30)					35,111	37,585	(2,474)	(7)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Revenue

The following table compares our operating revenue by segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating revenue:
Business markets revenue:
Voice services	$371	$383	$(12)	(3)%	$746	$768	$(22)	(3)%
Data and Internet services	644	587	57	10%	1,264	1,167	97	8%

Total business markets revenue	1,015	970	45	5%	2,010	1,935	75	4%

Mass markets revenue:
Voice services	988	1,074	(86)	(8)%	2,008	2,157	(149)	(7)%
Data, Internet and video services	339	289	50	17%	672	565	107	19%
Wireless services	125	133	(8)	(6)%	254	266	(12)	(5)%

Total mass markets revenue	1,452	1,496	(44)	(3)%	2,934	2,988	(54)	(2)%

Wholesale markets revenue:
Voice services	453	526	(73)	(14)%	918	1,065	(147)	(14)%
Data and Internet services	370	371	(1)	—%	746	736	10	1%

Total wholesale markets revenue	823	897	(74)	(8)%	1,664	1,801	(137)	(8)%

Other revenue (primarily USF surcharges)	92	100	(8)	(8)%	173	185	(12)	(6)%

Total operating revenue	$3,382	$3,463	$(81)	(2)%	$6,781	$6,909	$(128)	(2)%

The following table summarizes our access lines by segment as of June 30, 2008 and 2007:

	As of June 30,
	2008	2007	Decrease	% Change
	(in thousands)
Access lines:
Business markets	2,721	2,830	(109)	(4)%
Mass markets	8,258	9,057	(799)	(9)%
Wholesale markets	1,210	1,385	(175)	(13)%

Total access lines	12,189	13,272	(1,083)	(8)%

Business Markets Revenue

Voice services revenue in our business markets segment decreased primarily due to lower local voice services revenue. This decrease was driven by access line losses resulting from the competitive pressures described in “Business Trends” above and, to a lesser extent, by lower rates. This decrease was partially offset by an increase in data and Internet services revenue as customers migrate from local voice services to VoIP services. For the six months ended June 30, 2008, increased audio conferencing and package revenue partially offset the decrease in voice services revenue.

Data and Internet services revenue in our business markets segment increased primarily due to increased volumes in iQ NetworkingTM, data integration, hosting services, private line and VoIP. This growth in revenue was partially offset by a decline in volumes in traditional data and Internet services, including VPN, DIA, frame relay and ATM.

Mass Markets Revenue

In addition to the specific items discussed below, we believe declining economic conditions negatively impacted our mass markets segment revenue in the first half of 2008.

Voice services revenue in our mass markets segment decreased primarily due to lower local voice services revenue as a result of lower volumes driven by access line losses resulting from the competitive pressures described in “Business Trends” above. Lower rates also contributed to the decrease, but to a lesser extent. In addition, long-distance voice services revenue decreased due to lower volumes and rates.

Data, Internet and video services revenue in our mass markets segment increased primarily due to a 14% increase in broadband subscribers and, to a lesser extent, a 35% increase in satellite video subscribers as of June 30, 2008 compared to June 30, 2007. The growth in broadband services revenue resulted from continuing increases in penetration and, to a lesser extent, increased rates as customers upgraded to higher speed services.

Wireless services revenue in our mass markets segment decreased primarily due to lower average rates and lower handset revenue. This revenue is entirely generated under a service arrangement that will expire in February 2009.

Wholesale Markets Revenue

Wholesale markets voice services revenue decreased primarily due to a decrease in long-distance services revenue as a result of lower volumes and, to a lesser extent, lower rates. Long-distance services volumes declined due to industry consolidation and other competitive and economic pressures. In addition, local voice services revenue decreased due to declining demand for UNEs and access services revenue decreased due to a 7% and 8% decline in volumes for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Data and Internet services revenue in our wholesale markets segment was essentially flat for the quarter and increased for the six months ended June 30, 2008, primarily due to higher volumes in private line services.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Operating Expenses:
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$548	$567	$(19)	(3)%	$1,101	$1,156	$(55)	(5)%
Employee-related costs	311	345	(34)	(10)%	684	693	(9)	(1)%
Equipment sales costs	137	122	15	12%	256	240	16	7%
Other	148	132	16	12%	280	251	29	12%

Total cost of sales	1,144	1,166	(22)	(2)%	2,321	2,340	(19)	(1)%

Selling:
Employee-related costs	291	293	(2)	(1)%	583	572	11	2%
Marketing, advertising and external commissions	135	145	(10)	(7)%	279	276	3	1%
Other	101	102	(1)	(1)%	210	209	1	—%

Total selling	527	540	(13)	(2)%	1,072	1,057	15	1%

General, administrative and other operating:
Employee-related costs	112	121	(9)	(7)%	233	267	(34)	(13)%
Taxes and fees	123	178	(55)	(31)%	286	337	(51)	(15)%
Real estate and occupancy costs	114	110	4	4%	231	221	10	5%
Other	220	199	21	11%	400	407	(7)	(2)%

Total general, administrative and other operating	569	608	(39)	(6)%	1,150	1,232	(82)	(7)%

Depreciation and amortization	578	615	(37)	(6)%	1,154	1,227	(73)	(6)%

Total operating expenses	$2,818	$2,929	$(111)	(4)%	$5,697	$5,856	$(159)	(3)%

Cost of Sales (exclusive of depreciation and amortization)

Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs (which are third-party telecommunications expenses we incur for using other carriers’ networks to provide services to our customers); employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales costs (such as data integration, handsets and modem costs); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

Facility costs decreased primarily due to lower volumes related to decreases in wholesale markets long-distance services revenue and certain business markets traditional data and Internet services revenue, such as dial-up access, frame relay, DIA and VPN. These decreases were partially offset by increased facility costs related to the growth in business markets iQ NetworkingTM revenue.

Employee-related costs decreased primarily due to employee reductions in our network operations. For the six months ended June 30, 2008, this decrease was partially offset by a severance charge of $40 million in the first quarter related to network operations.

Equipment sales costs increased primarily due to higher costs corresponding to growth in business data integration revenue.

Other cost of sales increased primarily due to higher professional fees and other costs for operating and maintaining our network.

As discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, during June 2008 floods in the Midwest, particularly Iowa, caused damage to our network. We anticipate that we will incur additional repair costs during the remainder of 2008 for the restoration of our network and physical plant. The floods did not have a significant impact on our results of operations for the three and six months ended June 30, 2008, as the majority of the repair expenditures will be recorded in future periods as we incur the costs.

Selling Expenses

Selling expenses are costs incurred in selling products and services to our customers. These include: employee-related costs directly attributable to selling products or services (such as salaries, wages, internal commissions and certain benefits); marketing, advertising and external commissions; and other selling costs (such as bad debt expense, professional fees and outsourced services).

Employee-related costs increased for the six months ended June 30, 2008 primarily due to higher costs associated with the increase in our sales force and changes in commission structure in our business markets segment. This increase was partially offset by a decline in the amortization of customer acquisition costs associated with the activation of access lines. Certain customer acquisition costs are deferred and amortized over the expected life of the customer relationship, and have been declining in amount as a result of access line losses and promotional waivers of activation fees.

Marketing, advertising and external commissions decreased for the three months ended June 30, 2008 primarily due to higher costs to promote broadband services in the same period of 2007, partially offset by higher external commission costs in 2008 in our business markets segment. These costs were essentially flat for the six months ended June 30, 2008.

General, Administrative and Other Operating Expenses

General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as: rents and utilities, including those incurred by our hosting facilities; and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement benefits costs for all employees and retirees.

Employee-related costs decreased primarily due to lower pension costs and certain health care costs, partially offset by increased post-retirement costs. For additional information on our pension and post-retirement plans, see Note 6—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

Taxes and fees decreased primarily due to a $40 million favorable property tax settlement and other favorable adjustments in the second quarter of 2008.

Real estate and occupancy costs increased primarily due to higher utility rates and usage and higher fuel costs to operate our network fleet.

Other general, administrative and other operating costs increased for the three months ended June 30, 2008 due to a charge of $40 million for securities litigation, partially offset by a decrease in professional fees for legal and other matters. Excluding the litigation charge in the second quarter of 2008 and a $40 million charge for securities litigation in the first quarter of 2007, other general, administrative and other operating costs decreased for the six months ended June 30, 2008 primarily due to a decrease in professional fees.

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

We centrally manage expenses for administrative services (such as finance, computer systems development and support, real estate related to office buildings, legal and human resources), severance costs and pension and post-retirement benefits costs for all employees and retirees; consequently, these expenses are not assigned to our segments. We evaluate depreciation, amortization, impairment charges and interest expense on a total company basis because we do not allocate assets or debt to specific segments. As a result, these items, along with other non-operating income or expenses, are not assigned to any segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

Business Markets Segment Expenses

The following table provides detail regarding our business markets segment expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Business markets segment expenses:
Direct segment expenses	$291	$267	$24	9%	$573	$513	$60	12%
Assigned facility, network and other expenses	330	316	14	4%	664	640	24	4%

Total business markets segment expenses	$621	$583	$38	7%	$1,237	$1,153	$84	7%

Direct segment expenses increased primarily due to higher employee-related costs driven by an increase in our sales force and changes in commission structure and higher data integration costs to support growth in data integration revenue. This increase was partially offset by a reduction in bad debt expense primarily due to a non-recurring adjustment to better reflect our collection history for data integration receivables.

Facility, network and other expenses increased primarily due to higher facility costs related to growth in iQ NetworkingTM revenue. This increase was partially offset by decreased volumes for certain business markets traditional data and Internet services, such as dial-up access, frame relay, DIA and VPN.

Mass Markets Segment Expenses

The following table provides detail regarding our mass markets segment expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Mass markets segment expenses:
Direct segment expenses	$322	$349	$(27)	(8)%	$671	$701	$(30)	(4)%
Assigned facility, network and other expenses	405	422	(17)	(4)%	821	841	(20)	(2)%

Total mass markets segment expenses	$727	$771	$(44)	(6)%	$1,492	$1,542	$(50)	(3)%

Direct segment expenses decreased primarily due to a decline in the amortization of customer acquisition costs associated with the activation of access lines and a reduction in bad debt expense resulting from lower write-offs and recoveries of previously written-off receivables. Marketing, advertising and external commission costs decreased for the three months ended June 30, 2008 primarily due to higher costs to promote broadband services in the same period of 2007, but were essentially flat for the first half of 2008.

Facility, network and other expenses decreased primarily due to lower network costs related to employee reductions in our network operations.

Wholesale Markets Segment Expenses

The following table provides detail about our wholesale markets segment expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Wholesale markets segment expenses:
Direct segment expenses	$46	$47	$(1)	(2)%	$91	$100	$(9)	(9)%
Assigned facility, network and other expenses	305	329	(24)	(7)%	608	677	(69)	(10)%

Total wholesale markets segment expenses	$351	$376	$(25)	(7)%	$699	$777	$(78)	(10)%

Direct segment expenses decreased for the six months ended June 30, 2008 primarily due to lower employee-related costs, bad debt expense and professional fees.

Facility, network and other expenses decreased primarily due to lower facility costs, largely resulting from the volume decline in long-distance services.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$523	$558	$(35)	(6)%	$1,045	$1,112	$(67)	(6)%
Amortization	55	57	(2)	(4)%	109	115	(6)	(5)%

Total depreciation and amortization	$578	$615	$(37)	(6)%	$1,154	$1,227	$(73)	(6)%

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

As a result of decisions to discontinue certain product offerings, we changed our estimates of the remaining economic lives of certain assets, which will accelerate the depreciation and amortization of those assets. This change will result in additional depreciation and amortization expense of approximately $40 million for the year ending December 31, 2008.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$257	$274	$(17)	(6)%	$518	$556	$(38)	(7)%
Other—net	(4)	14	(18)	nm	(1)	9	(10)	nm

Total other expense (income)—net	$253	$288	$(35)	(12)%	$517	$565	$(48)	(8)%

Income tax expense	$123	$—	$123	nm	$222	$2	$220	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net decreased due to lower total borrowings, resulting primarily from net repayments of $634 million of notes in 2007. In addition, lower interest rates on floating rate debt and interest rate swaps contributed to the decrease in interest expense.

Other—net includes, among other things, interest income, other interest expense, such as interest on income taxes, and gains or losses related to fair value interest rate hedges. The changes in other—net were primarily due to a $22 million loss on early retirement of debt in the second quarter of 2007, partially offset by lower interest income in 2008.

Income Taxes

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 39.5% and 0% for the three months ended June 30, 2008 and 2007, respectively, and 39.2% and 0% for the six months ended June 30, 2008 and 2007, respectively. The increase in our effective income tax rate is due to the effect our valuation allowance had in reducing our income tax provision for the three and six months ended June 30, 2007. Because we reversed a substantial portion of our valuation allowance in the third quarter of 2007, there was no valuation allowance reduction to our income tax provision for the six months ended June 30, 2008. We currently expect that going forward our effective income tax rate will be in the range of 37% to 39%, excluding the impact of any changes to our estimated liability for uncertain tax positions.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $675 million as of June 30, 2008 and $636 million as of December 31, 2007. Our working capital deficit increased by $39 million primarily due to our capital expenditures, repurchases of our common stock, an increase in the current portion of long-term borrowings, dividends declared and net payments of long-term benefits, partially offset by earnings before depreciation, amortization and income taxes.

We believe that our cash on hand, our currently undrawn credit facility described below and our cash flows from operations should be sufficient to meet our cash needs through the next 12 months. As discussed further below, this includes: the anticipated payment of quarterly dividends totaling approximately $140 million each quarter; our expectation that 2008 capital expenditures will be approximately $1.8 billion; and completion of the remaining $364 million of planned stock repurchases. We also have approximately $820 million of debt maturing in the next 12 months, and we may elect to refinance some or all of that debt. Additionally, we anticipate that in the second half of 2008 we will make net payments of approximately $90 million related to tax settlements for prior periods.

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

To the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash judgments, settlements and/or tax payments, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our credit facility and potential restrictions on incurring additional debt under certain provisions of our debt agreements.

On March 27, 2008, in connection with the addition of a new lender to our revolving credit facility (referred to as the Credit Facility), we increased the amount available to us under the Credit Facility from $850 million to $910 million. The Credit Facility is currently undrawn and expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation, or QSC, and are secured by a senior lien on the stock of QC.

Our business markets, mass markets and wholesale markets segments provide 30%, 43% and 25%, respectively, of our total operating revenue, with the remainder attributable to USF and other services. These segments provide the majority of our consolidated cash flows from operations.

As noted above, we expect capital expenditures for the full year of 2008 to be approximately $1.8 billion. For the six months ended June 30, 2008, capital expenditures totaled $950 million. We do not allocate capital expenditures to our segments.

On July 17, 2008, our Board of Directors declared a quarterly dividend of $0.08 per share totaling approximately $138 million payable on August 29, 2008 to shareholders of record as of August 8, 2008. It is the expectation of our Board of Directors to pay a quarterly dividend going forward.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. For the three and six months ended June 30, 2008, we repurchased 18 million and

49 million shares, respectively, of our common stock under this program at a weighted average price per share of $4.58 and $5.21, respectively. As of June 30, 2008, we had repurchased a total of $1.636 billion of common stock under this program; thus $364 million remained available for stock repurchases. It is our intention to fully achieve this plan in 2008, while reviewing, on a regular basis, opportunities to enhance shareholder returns.

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

The $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (referred to as our 3.50% Convertible Senior Notes) was classified as a non-current obligation as of June 30, 2008 and December 31, 2007 because specified, market-based conversion provisions were not met as of those dates. These market-based conversion provisions specify that, when our common stock has a closing price above a specified threshold price for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. This threshold price was $6.88 per share as of June 30, 2008, and will be adjusted further for certain events, such as dividend payments. If our common stock maintains a closing price above the applicable threshold price during certain subsequent periods, the notes would again become available for immediate conversion and the outstanding notes would again be classified as a current obligation.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions were met or if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants.

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

Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Historical View

The following table summarizes cash flow activities for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Increase/ (Decrease)	% Change
	2008	2007
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,297	$1,373	$(76)	(6)%
Used for investing activities	901	728	173	24%
Used for financing activities	543	1,017	(474)	(47)%

Operating Activities

Cash provided by operating activities decreased primarily due to the decrease in revenue and an increase in payments for benefits, pension and payroll taxes. These decreases were partially offset by lower payments for facility costs, interest expense and shareholder litigation.

Investing Activities

Cash used for investing activities increased primarily due to higher capital expenditures to support anticipated growth in our data and Internet services.

Financing Activities

In the first half of 2008, we paid $282 million in dividends and paid $258 million for purchases of our common stock under our stock repurchase program. In the first half of 2007, we paid $681 million for purchases of our common stock under our stock repurchase program, repaid $900 million of long-term borrowings and received $500 million of proceeds from long-term borrowings.

We were in compliance with all provisions and covenants of our borrowings as of June 30, 2008.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $130 million. As of June 30, 2008, we had outstanding letters of credit of approximately $89 million.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We may employ derivative financial instruments to manage our interest rate risk exposure.

As of June 30, 2008, we had $1.0 billion of floating-rate debt outstanding, of which $500 million is currently exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. We have entered into interest rate hedges related to the other $500 million that have the economic effect of swapping the floating interest rates to fixed interest rates until March 2010. A hypothetical increase of 100 basis points in LIBOR relative to the $1.0 billion of floating-rate debt would not have had a material effect on earnings. As of June 30, 2008, we had approximately $600 million of long-term fixed rate debt obligations maturing in the subsequent 12 months. We are exposed to changes in interest rates at any time that we choose to refinance this debt. A hypothetical increase of 100 basis points in the interest rate on any refinancing of the current portion of long-term debt would not have a material effect on our earnings.

Our $1.265 billion of our 3.50% Convertible Senior Notes was classified as a non-current obligation as of June 30, 2008 because specified, market-based conversion provisions were not met as of that date. These market-based conversion provisions specify that, when our common stock has a closing price above a specified threshold price for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. This threshold price was $6.88 per share as of June 30, 2008, and will be adjusted further for certain events, such as dividend payments. If our common stock maintains a closing price above the applicable threshold price during certain subsequent periods, the notes would be available for immediate conversion and the outstanding notes would again be classified as a current obligation. A hypothetical increase of 100 basis points in the interest rates on any refinancing of the convertible notes would not have a material effect on our earnings.

During the first quarter of 2008, we entered into interest rate hedges as part of our long- and short-term debt strategies. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed rate to floating rate debt by swapping a portion of our fixed interest rate debt to floating rate debt through fair value hedges. This decreases our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates but increases the exposure of our interest expense to changes in interest rates. This exposure is partially offset by the improvements in other income that also arise from the fair value hedges. Therefore, a hypothetical increase of 100 basis points in LIBOR would not have a material effect on our earnings due to these fair value hedges.

As of June 30, 2008, we had $664 million invested in highly liquid instruments, $109 million invested in auction rate securities and $46 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would not have a material effect on our earnings.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2008, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are product bundling and packaging and our continuing focus on customer service. However, we may not be successful in these efforts. We may not be able to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller, such as wireless services and satellite video services. If these initiatives are unsuccessful or insufficient and our revenue declines significantly without corresponding cost reductions, this will cause a significant deterioration to our results of operations and financial condition and adversely affect our ability to service debt, pay other obligations, or enhance shareholder returns.

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

As described in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution. In addition, the ultimate outcome of the appeal by Messrs. Nacchio and Woodruff of the decision approving the Qwest settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by us in connection with indemnification claims by Messrs. Nacchio and Woodruff if the proposed settlement of the claims of the putative class against Messrs. Nacchio and Woodruff is not implemented.

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

Further, there are other material proceedings pending against us as described in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our financial results or financial condition as a result of these matters.

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

We continue to carry significant debt. As of June 30, 2008, our consolidated debt was approximately $14.2 billion. Approximately $4.9 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes, which we may elect to redeem, and holders may elect to convert, in November 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot anticipate what our future condition will be. We may have unexpected costs and liabilities and we may have limited access to financing. In addition, it is our intention to fully achieve by the end of 2008 the remaining $364 million of stock repurchases available under our previously disclosed $2 billion stock repurchase program. Also, we began paying a quarterly dividend in the first quarter of 2008, and it is the expectation of our Board of Directors to pay a quarterly dividend going forward. Cash used by us to purchase our common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions were met or if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $910 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

In April 2008, we received from the IRS proposed adjustments on several issues for the 2004 and 2005 audit cycle. Based on our evaluation of the IRS’s positions reflected in the proposed adjustments, we have not recorded a material adjustment of our unrecognized tax benefits. However, there can be no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

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

We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current three-year agreements with the CWA and the IBEW will expire on August 16, 2008. We are currently in negotiations regarding new collective bargaining agreements with our labor unions and their representatives. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

•	general conditions in the telecommunications industry.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the second quarter of 2008:

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
April 2008	11,886,439	$4.69	11,883,985	$392,813,907
May 2008	2,151,877	$4.76	2,149,546	$382,578,281
June 2008	4,366,258	$4.20	4,356,821	$364,258,810

Total	18,404,574		18,390,352

(1)	In April, May and June 2008, amounts include 2,454, 2,331 and 9,437 shares of common stock, respectively, delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock over two years. As of June 30, 2008, we had repurchased a total of $1.636 billion of common stock under this program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders on May 22, 2008. At the meeting, stockholders present in person or by proxy voted on the following matters.

1.	Stockholders elected the 13 nominees named below to our Board of Directors to hold office until the annual meeting of stockholders in 2009 and until their successors are elected and qualified:

	Votes For	Votes Against	Votes Abstained
Linda G. Alvarado	1,538,435,213	58,380,627	20,162,903
Charles L. Biggs	1,559,426,084	37,296,510	20,256,149
K. Dane Brooksher	1,573,223,905	23,501,905	20,252,933
Peter S. Hellman	1,572,647,723	24,091,686	20,239,334
R. David Hoover	1,446,634,234	149,804,203	20,540,306
Patrick J. Martin	1,574,067,720	22,744,322	20,166,701
Caroline Matthews	1,575,549,215	21,503,905	19,925,623
Edward A. Mueller	1,568,330,885	29,054,512	19,593,346
Wayne W. Murdy	1,573,475,438	23,296,894	20,206,411
Jan L. Murley	1,574,603,436	22,574,474	19,800,833
Frank P. Popoff	1,555,945,479	41,210,963	19,822,301
James A. Unruh	1,542,182,638	55,290,769	19,505,336
Anthony Welters	1,573,909,677	34,882,702	8,186,364

2.	Stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for 2008:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,581,428,661	19,022,792	16,527,290	N/A

3.	Stockholders approved a stockholder proposal requesting that our Board of Directors seek stockholder approval of certain future severance agreements with senior executives:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
787,126,003	663,958,303	14,412,164	151,482,273

4.	Stockholders rejected a stockholder proposal requesting that our Board of Directors establish a policy of separating the roles of Chairman and Chief Executive Officer whenever possible:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
227,325,894	1,222,591,778	15,578,798	151,482,273

ITEM 6.	EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National Association, as trustee, providing for the issuance of Senior Debt Securities, including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007 (incorporated by reference to LCI’s Current Report on Form 8-K, dated June 23, 1997, File No. 001-12683).

Exhibit Number	Description
(4.6)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.7)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.8)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.9)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

(4.10)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.14)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.15)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

Exhibit Number	Description
(4.16)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.17)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.18)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.21)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.23)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.24)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.25)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of option, restricted stock and performance share agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006 and Current Report on Form 8-K filed on February 26, 2008, File No. 001-15577).*

Exhibit Number	Description
(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*

(10.9)	2008 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 14, 2007, File No. 001-15577).*

10.10	Description of Executive Level Officer Access Only Health Care.*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Registration Rights Agreement, dated August 8, 2006, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(10.13)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.14)	Amended Employment Agreement, dated as of August 29, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 31, 2007, File No. 001-15577).*

(10.15)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.16)	Aircraft Time Sharing Agreement, dated December 13, 2007, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).

(10.17)	Letter, dated March 2, 2007, from Qwest to John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

Exhibit Number	Description
(10.18)	Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.19)	Agreement, dated as of March 7, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.20)	Severance Agreement, dated July 21, 2003, by and between Qwest Communications International Inc. and Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.21)	Severance Agreement, dated September 8, 2003, by and between Qwest Communications International Inc. and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.22)	Letter Agreement, dated August 19, 2004, by and between Qwest Services Corporation and Paula Kruger (incorporated by reference to Qwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).*

(10.23)	Letter, dated October 17, 2007, from Qwest to Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on October 18, 2007, File No. 001-15577).*

(10.24)	Severance Agreement, dated April 4, 2005, by and between Qwest Communications International Inc. and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 001-15577).*

(10.25)	Letter, dated July 28, 2008, from Qwest to Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on July 29, 2008, File No. 001-15577).*

(10.26)	Form of Amendment to Severance Agreement between Qwest Services Corporation and each of Richard N. Baer, Paula Kruger and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.27)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.29)	U S West, Inc. 1999 Stock Option Plan Non-Qualified Stock Option Agreement between U S West, Inc. and Bill Johnston (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.30)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

Exhibit Number	Description
(10.31)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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

August 6, 2008