Form 10-Q
period 2008-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2008-10-29
CIK 1037949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

On October 27, 2008, 1,703,427,297 shares of common stock were outstanding.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,379	$3,434	$10,160	$10,343
Operating expenses (Note 1):
Cost of sales (exclusive of depreciation and amortization)	1,228	1,168	3,549	3,508
Selling	571	544	1,643	1,601
General, administrative and other operating	527	924	1,677	2,156
Depreciation and amortization	599	619	1,753	1,846

Total operating expenses	2,925	3,255	8,622	9,111

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	252	272	770	828
Other—net	(27)	(9)	(28)	—

Total other expense (income)—net	225	263	742	828

Income (loss) before income taxes	229	(84)	796	404
Income tax (expense) benefit	(78)	2,149	(300)	2,147

Net income	$151	$2,065	$496	$2,551

Earnings per share:
Basic	$0.09	$1.14	$0.29	$1.39
Diluted	$0.09	$1.08	$0.28	$1.31

Weighted average shares outstanding:
Basic	1,713,127	1,818,683	1,739,441	1,841,474
Diluted	1,720,538	1,916,478	1,748,136	1,942,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	December 31, 2007
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$586	$902
Accounts receivable—net of allowance of $132 and $145, respectively	1,454	1,576
Deferred income taxes	577	654
Prepaid expenses and other	349	441

Total current assets	2,966	3,573

Property, plant and equipment—net	13,301	13,671
Capitalized software—net	864	853
Deferred income taxes	1,236	1,584
Prepaid pension—net	1,697	1,672
Other	1,175	1,179

Total assets	$21,239	$22,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term borrowings	$1,240	$601
Accounts payable	933	1,008
Accrued expenses and other	1,417	1,999
Deferred revenue and advance billings	587	601

Total current liabilities	4,177	4,209

Long-term borrowings—net of unamortized debt discount of $179 and $190, respectively	12,815	13,650
Post-retirement and other post-employment benefit obligations—net	2,173	2,188
Deferred revenue	528	538
Other	1,200	1,384

Total liabilities	20,893	21,969

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,709,619 and 1,792,508 shares issued, respectively	17	18
Additional paid-in capital	41,975	42,344
Treasury stock—6,561 and 5,221 shares, respectively (including 62 shares held in rabbi trust at both dates)	(20)	(18)
Accumulated deficit	(42,874)	(43,084)
Accumulated other comprehensive income	1,248	1,303

Total stockholders’ equity	346	563

Total liabilities and stockholders’ equity	$21,239	$22,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in millions)
Operating activities:
Net income	$496	$2,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,753	1,846
Deferred income taxes	361	(2,177)
Provision for bad debt—net	123	124
Other non-cash charges—net	81	64
Changes in operating assets and liabilities:
Accounts receivable	(5)	(110)
Prepaid expenses and other current assets	35	(26)
Accounts payable and accrued expenses and other current liabilities	(546)	21
Deferred revenue and advance billings	(24)	27
Other non-current assets and liabilities	(251)	(194)

Cash provided by operating activities	2,023	2,126

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,416)	(1,164)
Proceeds from sale of investment securities	56	192
Purchases of investment securities	—	(64)
Other	17	13

Cash used for investing activities	(1,343)	(1,023)

Financing activities:
Proceeds from long-term borrowings	—	500
Repayments of long-term borrowings, including current maturities	(205)	(911)
Proceeds from issuances of common stock	31	96
Dividends paid	(420)	—
Repurchases of common stock	(432)	(925)
Other	30	15

Cash used for financing activities	(996)	(1,225)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(316)	(122)
Beginning balance	902	1,241

Ending balance	$586	$1,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

Unless the context requires otherwise, references in this report to “Qwest,” “we,” “us,” the “Company” and “our” refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references to “QCII” refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. We believe that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2008 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by our Current Report on Form 8-K dated April 4, 2008 (our “April 4, 2008 Form 8-K”).

In light of regulatory changes in 2007 and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, in the first quarter of 2008 we made changes to the legal organization of some of our subsidiaries and moved some of our operations among our subsidiaries. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the three and nine months ended September 30, 2007 and as of December 31, 2007 that is presented in Note 14—Financial Statements of Guarantors. In addition, to aid the understanding of these and future financial statements, we recast certain prior year financial information in our April 4, 2008 Form 8-K. We continue to evaluate other ways to better organize the legal structure and operations of our subsidiaries and may make additional changes to the legal structure and operations of our subsidiaries in the future.

The condensed consolidated results of operations for the three and nine months ended September 30, 2008 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results or cash flows expected for the full year.

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

For the Three and Nine Months Ended September 30, 2008

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

We believe these changes: more closely align cost of sales with our network, facilities and equipment costs; align selling costs with our direct business unit costs; provide detail on our general, administrative and other operating costs; and allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have reclassified certain financial information for the three and nine months ended September 30, 2007 that is presented in these condensed consolidated financial statements. In addition, to aid the understanding of these and future financial statements, we reclassified certain prior year financial information in our April 4, 2008 Form 8-K.

These changes resulted in $145 million and $432 million moving from cost of sales to either selling expenses or general, administrative and other operating expenses for the three and nine months ended September 30, 2007, respectively.

We have also reclassified certain other prior period amounts to conform to the current period presentations.

Derivative Financial Instruments

We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with creditworthy banks and monitor our counterparty exposure. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower’s overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower’s overall debt portfolio.

We recognize all derivatives on our condensed consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

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

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, employee benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 8—Tax Matters and Note 11—Commitments and Contingencies for additional information.

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

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

USF, Gross Receipts Taxes and Other Surcharges

Our revenue and general, administrative and other operating expenses include taxes and surcharges that we recognize on a gross basis of $102 million and $295 million for the three and nine months ended September 30, 2008, respectively, and $99 million and $290 million for the three and nine months ended September 30, 2007, respectively.

Depreciation and Amortization

Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $33.883 billion and $32.975 billion as of September 30, 2008 and December 31, 2007, respectively.

Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.454 billion and $1.368 billion as of September 30, 2008 and December 31, 2007, respectively.

As a result of decisions in the second quarter of 2008 to discontinue certain product offerings, we changed our estimates of the remaining economic lives of certain assets, which will accelerate the depreciation and amortization of those assets. This change will result in additional depreciation and amortization expense of approximately $40 million for the year ending December 31, 2008. The additional depreciation and amortization, net of deferred taxes, will reduce net income by approximately $25 million, or $0.01 per basic and diluted share, for the year ending December 31, 2008.

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for future transactions. We carry on our condensed consolidated balance sheets financial instruments whose value cannot be determined by reference to an observable market—including those described in more detail in Note 3—Investments. We continue to estimate the value of these instruments using judgmentally determined inputs, some of which are observable and some of which are not observable. We have not changed the methods used to value these financial instruments as a result of our adoption of this standard. Our condensed consolidated balance sheets also reflect the value of financial instruments held by our employee benefit plan trusts, net of the related employee benefit plan obligations. However, we only adjust our balance sheet annually at December 31 to reflect market changes in the value of employee benefit plan assets. We continue to assess whether the methods previously used to determine the fair value of employee benefit plan assets are appropriate within the SFAS No. 157 framework for measuring fair value, but we do not anticipate that any changes in valuation methods will have a material impact on our financial position or results of operations.

Effective January 1, 2008, we also adopted SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities that currently are not required to be recorded at fair value. Therefore, the adoption of this standard has not had any impact on our financial position or results of operations.

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

Note 2: Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. For purposes of this calculation, common stock outstanding does not include shares of restricted stock on which the restrictions have not yet lapsed. Diluted earnings per share reflects the potential dilution that could occur if, among other things, certain outstanding stock options are exercised, the premium on convertible debt is converted into common stock and restrictions lapse on restricted stock awards.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions except per share amounts, shares in thousands)
Net income	$151	$2,065	$496	$2,551

Basic weighted average shares outstanding	1,713,127	1,818,683	1,739,441	1,841,474
Dilutive effect of options with strike prices equal to or less than the average price of our common stock during the period, calculated using the treasury stock method	363	17,947	2,401	20,622
Dilutive effect of the equity premium on convertible debt at the average price of our common stock during the period	—	74,538	—	73,998
Dilutive effect of unvested restricted stock and other	7,048	5,310	6,294	6,058

Diluted weighted average shares outstanding	1,720,538	1,916,478	1,748,136	1,942,152

Earnings per share:
Basic	$0.09	$1.14	$0.29	$1.39
Diluted	$0.09	$1.08	$0.28	$1.31

The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	66,489	28,618	53,745	28,619

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	2,979	3,351	2,979	3,351

Other outstanding instruments excluded because the impact would have been antidilutive	3,784	5,324	2,543	5,324

Note 3: Investments

As of September 30, 2008 and December 31, 2007, our investments included auction rate securities of $101 million and $116 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. These securities are insured against loss of principal and interest by bond insurers with AA and BB credit ratings at September 30, 2008 and AAA credit ratings at December 31, 2007 and they are collateralized by the issuer. These securities were valued using a discounted cash flow model that takes into consideration the following factors, among others:

•	the interest rate of the securities;

•	the probability that we will be able to sell the securities in an auction or that the securities will be redeemed early;

•	the probability that a default will occur and its severity; and

•	a discount rate.

We recorded unrealized losses, net of deferred income taxes, on these auction rate securities of $5 million and $9 million, respectively, for the three and nine months ended September 30, 2008. The cumulative unrealized losses related to these securities as of September 30, 2008 were $11 million, net of deferred income taxes. These unrealized losses were recorded in accumulated other comprehensive income in our condensed consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because the securities are rated investment grade and the issuer continues to make interest payments in accordance with the terms of the offering document and because we have the ability and intent to hold the securities until they recover or mature. However, if the credit ratings of the securities or the bond insurers deteriorate or the value of the collateral deteriorates, we may further adjust the carrying value of these investments. We may also determine that the decline in fair value is other than temporary if our intent or ability to hold these securities until they recover changes or the creditworthiness of the issuer deteriorates; we would then recognize the decline in fair value in other expense (income)—net in our condensed consolidated statements of operations. An increase of one percentage point in the discount rate used in our valuation model would result in an immaterial decrease in the estimated fair value of these investments. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continue to classify these securities as non-current as of September 30, 2008.

During the fourth quarter of 2007, an investment fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we reclassified our holdings in the fund from cash and cash equivalents to investments, which are included in other current assets on our condensed consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. As of December 31, 2007, $79 million of our remaining investment in the fund was included in other current assets and $10 million was included in other non-current assets on our condensed consolidated balance sheet because we did not expect to be able to liquidate this portion of our investment in 2008. During the three and nine months ended September 30, 2008, we sold $14 million and $56 million, respectively, of our holdings in the fund. As of September 30, 2008, $22 million of our remaining investment in the fund was included in other current assets and $10 million was included in other non-current assets on our condensed consolidated balance sheet because we continued to expect that we would not be able to liquidate this portion of our investment in the subsequent twelve months. During the three and nine months ended September 30, 2008, we recorded immaterial realized and unrealized losses for the change in the fair value of the fund, which were recorded in other expense (income)—net in our condensed consolidated statements of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

Note 4: Borrowings

We were in compliance with all provisions and covenants of our borrowings as of September 30, 2008. The fair value of our long-term borrowings, including our convertible debt, was approximately $12.5 billion and $14.6 billion at September 30, 2008 and December 31, 2007, respectively. The book value of our long-term borrowings, including our convertible debt, was approximately $14.1 billion and $14.3 billion at September 30, 2008 and December 31, 2007, respectively.

On July 15, 2008, our wholly-owned subsidiary, Qwest Capital Funding Inc. (“QCF”), repaid at maturity $171 million aggregate principal amount of its 6.375% Notes due 2008.

Interest Rate Hedges

During the first quarter of 2008, we entered into the interest rate hedges described below as part of our long- and short-term debt strategies. One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating rate debt to fixed rate debt using cash flow hedges. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed rate to floating rate debt by swapping a portion of our fixed interest rate debt to floating rate debt through fair value hedges. This decreases our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates.

We evaluate counterparty credit risk before entering into any hedge transaction. During the third quarter of 2008, one of our counterparties was in the process of merging into a large bank. While the merger was not completed by September 30, 2008, we evaluated the new counterparty risk and found it to be acceptable. We will continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We have the ability and are prepared to unwind these hedge transactions if our counterparties’ credit risk becomes unacceptable to us.

In March 2008, our wholly owned subsidiary, Qwest Corporation (“QC”), entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to the London Interbank Offered Rate (“LIBOR”) plus 3.25%. These hedges had the economic effect of converting QC’s floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. QC designated these swaps as cash flow hedges. The value of our cash flow hedges of approximately $3 million is recorded in other non-current assets on our condensed consolidated balance sheet as of September 30, 2008, with a related increase, net of deferred taxes, in accumulated other comprehensive income. We did not recognize any gain or loss in earnings for hedge ineffectiveness during the three and nine months ended September 30, 2008.

In March 2008, QC also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of its 6.5% Notes due 2017. These hedges had the economic effect of converting QC’s fixed interest rate to a floating interest rate until these notes mature in 2017. QC designated these swaps as fair value hedges. The fair value of these hedges is approximately $11 million and is recorded in other non-current liabilities on our condensed consolidated balance sheet as of September 30, 2008, with a related reduction in the carrying value of long-term debt of $14 million. A net immaterial gain for hedge ineffectiveness is recorded in other expense (income)—net in our condensed consolidated statements of operations.

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

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

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

On September 14, 2008, a potential lender with a $60 million lending commitment under the Credit Facility filed for bankruptcy, and we do not believe that this $60 million will be available to us.

Note 5: Severance and Restructuring

For the three months ended September 30, 2008 and 2007, we accrued severance costs of $64 million and $6 million, respectively, reversed severance costs of $1 million and $0 million, respectively, and paid severance costs of $9 million and $12 million, respectively. For the nine months ended September 30, 2008 and 2007, we accrued severance costs of $121 million and $17 million, respectively, reversed severance costs of $11 million and $8 million, respectively, and paid severance costs of $60 million and $39 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. We have not included any severance charges in our segment expenses. As of September 30, 2008 and December 31, 2007, our severance liability was $75 million and $25 million, respectively.

Our restructuring reserve relates to leases for real estate that we ceased using in prior periods and consists of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. During the three and nine months ended September 30, 2008, we reversed approximately $33 million of restructuring reserve due to favorable early termination of a lease for which we previously reserved. The restructuring reversal is included in general, administrative and other operating expenses in our condensed consolidated statements of operations.

Note 6: Employee Benefits

The components of net periodic benefit cost for our pension, non-qualified pension and post-retirement benefit plans for the three and nine months ended September 30, 2008 and 2007 are detailed below:

	Three Months Ended September 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
			(Dollars in millions)
Net periodic benefit cost:
Service cost	$26	$33	$—	$—	$1	$3
Interest cost	126	123	—	—	57	57
Expected return on plan assets	(160)	(165)	—	—	(31)	(32)
Recognized prior service cost	(1)	(2)	—	—	(26)	(31)
Recognized net actuarial loss	2	16	—	1	1	5

Total net periodic benefit cost	$(7)	$5	$—	$1	$2	$2

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

	Nine Months Ended September 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
			(Dollars in millions)
Net periodic benefit cost:
Service cost	$87	$101	$1	$1	$7	$9
Interest cost	372	368	1	2	170	173
Expected return on plan assets	(486)	(496)	—	—	(93)	(98)
Recognized transition asset	—	—	—	1	—	—
Recognized prior service cost	(4)	(4)	—	—	(78)	(95)
Recognized net actuarial loss	2	48	3	1	8	17

Total net periodic benefit cost	$(29)	$17	$5	$5	$14	$6

The net periodic benefit cost for our pension, non-qualified pension and post-retirement benefit plans is recorded in general, administrative and other operating expenses in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and post-retirement benefits is December 31. Therefore, these costs do not reflect any changes in the valuation of benefit plan assets or obligations since December 31, 2007.

Note 7: Comprehensive Income

Comprehensive income is recorded net of deferred taxes and includes the amortization of actuarial gains and losses and prior service costs for our pension and post-retirement benefit plans, changes in the fair value of certain financial derivative instruments (which qualify for hedge accounting) and unrealized gains and losses on certain investments. The components of comprehensive income for the three and nine months ended September 30, 2008 and 2007 are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Net income	$151	$2,065	$496	$2,551
Other comprehensive income (loss)—net of deferred taxes:
Post-retirement benefit plans	(15)	(21)	(46)	(73)
Pension	—	15	—	46
Unrealized gains (losses) on auction rate securities, derivative instruments and other—net	(9)	—	(9)	—

Total other comprehensive income (loss)—net of deferred taxes	(24)	(6)	(55)	(27)

Comprehensive income	$127	$2,059	$441	$2,524

Note 8: Tax Matters

During the third quarter of 2008, we collected a state property tax refund of $40 million, which was recognized in the second quarter of 2008, as the result of a property tax settlement on assessments we challenged for tax years 2002-2007.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

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

During the third quarter of 2008, we executed a settlement with the IRS relating to its audit of our 1998-2001 tax years. As a result of this settlement, we made a payment of $102 million to the IRS, and we received a refund of $32 million for tax and interest from the successor to a previous affiliate. This settlement resulted in a net income benefit of $10 million. In accordance with our accounting policies, the interest benefit and penalty expense are included in other expense (income)—net in our condensed consolidated statements of operations.

Our unrecognized tax benefits decreased by $171 million from December 31, 2007 to September 30, 2008, primarily due to the 1998-2001 settlement, including $92 million which could have affected our tax provision and effective tax rate. Our accrued interest liability on uncertain tax positions was $45 million and $90 million, respectively, as of September 30, 2008 and December 31, 2007.

Note 9: Wireless Services

In April 2008, we signed a five-year agreement with a nationwide wireless service provider to market its wireless products and services under its brand name to our mass markets and business markets customers beginning in 2008. We recognize revenue from services offered under this new agreement on a net basis, whereas we recognize revenue from services provided under an expiring arrangement that we have with a different provider on a gross basis. This will result in lower revenue and lower expenses under our new arrangement when compared to the expiring arrangement.

We continue to provide wireless services to our mass markets and business markets customers under the expiring arrangement, which will end in 2009. Under the expiring arrangement, we sell wireless products and services under our brand name and recognize revenue on a gross basis. We record revenue from our new arrangement in voice services revenue and revenue from our expiring arrangement in wireless services revenue.

During the three and nine months ended September 30, 2008, we recognized charges of approximately $13 million and $22 million, respectively, for impairment of capitalized software and other network assets associated with the transition from our expiring arrangement to our new arrangement. In addition, as a result of exiting our expiring arrangement, we shortened the economic lives of certain network, administrative and intangible assets, which accelerated the depreciation and amortization of these assets.

Note 10: Segment Information

During the first quarter of 2008, our Chief Operating Decision Maker (“CODM”) began to manage our business using different information than he was using previously. We changed our segments accordingly. Our new segments are business markets, mass markets and wholesale markets. Our CODM regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements. To reflect the impact this change would have had if it had been implemented in prior periods, we present below comparable segment financial information for the three and nine months ended September 30, 2007 using the segment presentation that we are using going forward.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

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

Segment expenses include direct expenses incurred by the segment and other expenses assigned to the segment. Direct expenses incurred by the segment include segment specific employee-related costs (except for any severance costs and pension and post-retirement benefits costs), bad debt, equipment sales costs and other non-employee related costs such as customer support, collections, marketing and advertising. Other expenses assigned to the segments include network expenses, facility costs and other costs such as fleet, product management and real estate costs related to hosting and retail centers. Assigned expenses are determined by applying an activity-based costing methodology. We periodically review the methodology used to assign expenses to our segments. Any future changes to the methodology will be reflected in the segment data for prior periods for comparative purposes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

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

Segment income consists of each segment’s revenue and expenses. Segment information for the three and nine months ended September 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Segment operating revenue:
Business markets	$1,047	$978	$3,057	$2,913
Mass markets	1,425	1,499	4,359	4,487
Wholesale markets	815	861	2,479	2,662

Total segment operating revenue	$3,287	$3,338	$9,895	$10,062

Segment operating expenses:
Business markets	$674	$581	$1,911	$1,734
Mass markets	752	790	2,244	2,332
Wholesale markets	351	370	1,050	1,147

Total segment operating expenses	$1,777	$1,741	$5,205	$5,213

Segment income:
Business markets	$373	$397	$1,146	$1,179
Mass markets	673	709	2,115	2,155
Wholesale markets	464	491	1,429	1,515

Total segment income	$1,510	$1,597	$4,690	$4,849

The following table reconciles segment income to net income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Total segment income	$1,510	$1,597	$4,690	$4,849
Other revenue (primarily USF surcharges)	92	96	265	281
Unassigned expenses (primarily general and administrative)	(549)	(895)	(1,664)	(2,052)
Depreciation and amortization	(599)	(619)	(1,753)	(1,846)
Total other expense—net	(225)	(263)	(742)	(828)
Income tax (expense) benefit	(78)	2,149	(300)	2,147

Net income	$151	$2,065	$496	$2,551

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

Revenue derived from external customers for our major products and services for the three and nine months ended September 30, 2008 and 2007 is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in millions)
Operating revenue by products and services:
Segment revenue:
Voice services	$1,766	$1,922	$5,438	$5,912
Data, Internet and video services	1,404	1,279	4,086	3,747
Wireless services	117	137	371	403

Total segment revenue	3,287	3,338	9,895	10,062
Other revenue (primarily USF surcharges)	92	96	265	281

Total operating revenue	$3,379	$3,434	$10,160	$10,343

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

In November 2005, we, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants (the “Qwest settlement”). No parties admit any wrongdoing as part of the Qwest settlement. Pursuant to the Qwest settlement, we deposited

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

approximately $400 million in cash into a settlement fund. In connection with the Qwest settlement, we received $10 million from Arthur Andersen LLP. As part of the Qwest settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the Qwest settlement is not implemented, we will be repaid the $400 million plus interest, less certain expenses, and we will repay the $10 million to Arthur Andersen.

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

KPNQwest Litigation/Investigation

On June 25, 2004, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the federal district court for the District of New Jersey alleging violations of the Racketeer Influenced and Corrupt Organizations Act, and breach of fiduciary duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble damages as well as an award of plaintiffs’ attorneys’ fees and costs. On October 17, 2006, the court issued an order granting defendants’ motion to dismiss the lawsuit, concluding that the dispute should be adjudicated in the Netherlands rather than New Jersey. Plaintiffs appealed this decision to the United States Court of Appeals for the Third Circuit, which affirmed the dismissal. Plaintiffs have petitioned the United States Supreme Court to review the Third Circuit’s decision.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. (“KPN”), Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest, or KPN. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $316 million based on the exchange rate on September 30, 2008).

On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs’ investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster. Plaintiffs claim to have lost approximately $10 million in their investments in KPNQwest, and are also seeking interest and attorneys’ fees.

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

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

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

QC has been a defendant in litigation brought by several owners of payphones relating to the rates QC charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners have claimed that QC charged more for payphone access lines than QC was permitted to charge under the applicable FCC rules. The largest of these lawsuits, filed in the United States District Court for the Western District of Washington, has been amicably settled for an immaterial amount and dismissed. One lawsuit is still pending in the United States District Court for the District of Utah, which is currently stayed pending resolution of related proceedings before the FCC. Another proceeding against QC is also pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving QC, other telecommunications companies, and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding the amounts that were permitted under the applicable FCC rules. QC will vigorously defend against these actions.

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

Flood Damage

During June 2008, floods in the Midwest, particularly Iowa, caused damage to our network and other assets. Based on our current assessment, we estimate that cumulative expenditures required for the restoration of our network and physical plant will be approximately $30 million, including repairs and equipment replacement. For the three and nine months ended September 30, 2008, we incurred repair expenditures of $6 million and $8 million, respectively, which are included in the $30 million estimate. Although we carry commercial property insurance that covers certain property damage and business interruption, we do not expect that a substantial portion of the $30 million estimate will be covered because we are subject to a $5 million deductible for buildings and contents and a $25 million deductible for buried outside plant. We are working with our insurance carriers to determine the extent to which insurance proceeds will offset these expenditures.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

Note 12: Labor Union Contracts

In August 2008, we reached tentative agreements with our labor unions, the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), on new three-year collective bargaining agreements. Each of these agreements needed to be ratified by union members, and in September 2008 CWA members failed to ratify the CWA agreement. In October 2008, we again reached tentative agreements with the CWA and IBEW, this time on new four-year collective bargaining agreements. Each of these agreements must be ratified by union members and, if ratified, will expire on October 6, 2012. As of September 30, 2008, employees covered by these agreements totaled 18,524, or 54% of all our employees.

Note 13: Dividends

Our Board of Directors declared the following dividends payable in 2008:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 13, 2007	February 1, 2008	$0.08	$142	February 21, 2008
April 17, 2008	May 9, 2008	$0.08	$140	May 30, 2008
July 17, 2008	August 8, 2008	$0.08	$138	August 29, 2008
October 16, 2008	November 14, 2008	$0.08	$136	December 5, 2008

Note 14: Financial Statements of Guarantors

QCII and two of its subsidiaries, Qwest Capital Funding, Inc. (“QCF”) and QSC, guarantee the payment of certain of each other’s registered debt securities. As of September 30, 2008, QCII had outstanding a total of $2.075 billion aggregate principal amount of senior notes that were issued in February 2004 and June 2005 and that are guaranteed by QCF and QSC (the “QCII Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2014. Each series of QCF’s outstanding notes totaling approximately $2.7 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the “QCF Guaranteed Notes”). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees are full and unconditional and joint and several. A significant amount of QCII’s and QSC’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

The following information sets forth our condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and 2007, our condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, and our condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity’s investments in its subsidiaries, if any, is presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries’ tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

We periodically restructure our internal debt based on the needs of our business.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Three and Nine Months Ended September 30, 2008

(Unaudited)

Business Combinations Under Common Control

In February 2007, the FCC issued an order that freed us from some regulatory obligations under the Telecommunications Act of 1996. Among other things, the order gives us more flexibility to integrate our local and long-distance operations, including the operations of our subsidiaries that provide shared services to our two main operating companies.

In light of this order and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, in the first quarter of 2008 we merged two of our wholly owned subsidiaries into one of our other wholly owned subsidiaries and moved some of our operations among our subsidiaries. These reorganization activities impacted the entities that are consolidated into our financial statements and, as a result, the subsidiary financial statements presented in this note differ from the subsidiary financial statements we have historically presented in this note. Because the reorganization activities combined businesses that were already controlled by us, we are required to adjust previously reported financial statements for all periods presented in this note for any transferred businesses. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the three and nine months ended September 30, 2007 presented in this note. We continue to evaluate other ways to organize the legal structure and operations of our subsidiaries, and any future reorganization activities could similarly affect the financial statements presented in this note.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,379	$—	$3,379
Operating revenue—affiliates	—	6	12	(18)	—

Total operating revenue	—	6	3,391	(18)	3,379

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,228	—	1,228
Selling	—	—	571	—	571
General, administrative and other operating	5	4	518	—	527
Operating expenses—affiliates	—	—	18	(18)	—
Depreciation and amortization	—	—	599	—	599

Total operating expenses	5	4	2,934	(18)	2,925

Other expense (income)—net:
Interest expense—net	56	51	145	—	252
Interest expense—affiliates	5	78	212	(295)	—
Interest income—affiliates	—	(295)	—	295	—
Other—net	(1)	(20)	(6)	—	(27)
(Income) loss from equity investments in subsidiaries	(181)	82	—	99	—

Total other (income) expense—net	(121)	(104)	351	99	225

Income (loss) before income taxes	116	106	106	(99)	229
Income tax benefit (expense)	35	71	(184)	—	(78)

Net income (loss)	$151	$177	$(78)	$(99)	$151

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,434	$—	$3,434
Operating revenue—affiliates	—	—	12	(12)	—

Total operating revenue	—	—	3,446	(12)	3,434

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,168	—	1,168
Selling	—	—	544	—	544
General, administrative and other operating	333	—	591	—	924
Operating expenses—affiliates	—	—	12	(12)	—
Depreciation and amortization	—	—	619	—	619

Total operating expenses	333	—	2,934	(12)	3,255

Other expense (income)—net:
Interest expense—net	64	53	155	—	272
Interest expense—affiliates	1	35	188	(224)	—
Interest income—affiliates	—	(222)	(2)	224	—
Other—net	(1)	(3)	(5)	—	(9)
(Income) loss from equity investments in subsidiaries	(2,422)	57	—	2,365	—

Total other (income) expense—net	(2,358)	(80)	336	2,365	263

Income (loss) before income taxes	2,025	80	176	(2,365)	(84)
Income tax benefit (expense)	40	2,339	(230)	—	2,149

Net income (loss)	$2,065	$2,419	$(54)	$(2,365)	$2,065

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$10,160	$—	$10,160
Operating revenue—affiliates	—	(3)	35	(32)	—

Total operating revenue	—	(3)	10,195	(32)	10,160

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	3,549	—	3,549
Selling	—	—	1,643	—	1,643
General, administrative and other operating	63	(3)	1,617	—	1,677
Operating expenses—affiliates	—	—	32	(32)	—
Depreciation and amortization	—	—	1,753	—	1,753

Total operating expenses	63	(3)	8,594	(32)	8,622

Other expense (income)—net:
Interest expense—net	169	157	444	—	770
Interest expense—affiliates	8	188	606	(802)	—
Interest income—affiliates	—	(800)	(2)	802	—
Other—net	2	(26)	(4)	—	(28)
(Income) loss from equity investments in subsidiaries	(633)	(188)	—	821	—

Total other (income) expense—net	(454)	(669)	1,044	821	742

Income (loss) before income taxes	391	669	557	(821)	796
Income tax benefit (expense)	105	(44)	(361)	—	(300)

Net income (loss)	$496	$625	$196	$(821)	$496

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$10,343	$—	$10,343
Operating revenue—affiliates	—	—	29	(29)	—

Total operating revenue	—	—	10,372	(29)	10,343

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	3,508	—	3,508
Selling	—	—	1,601	—	1,601
General, administrative and other operating	400	—	1,756	—	2,156
Operating expenses—affiliates	—	—	29	(29)	—
Depreciation and amortization	—	—	1,846	—	1,846

Total operating expenses	400	—	8,740	(29)	9,111

Other expense (income)—net:
Interest expense—net	200	159	469	—	828
Interest expense—affiliates	7	76	549	(632)	—
Interest income—affiliates	—	(628)	(4)	632	—
Other—net	1	(13)	12	—	—
(Income) loss from equity investments in subsidiaries	(3,036)	107	—	2,929	—

Total other (income) expense—net	(2,828)	(299)	1,026	2,929	828

Income (loss) before income taxes	2,428	299	606	(2,929)	404
Income tax benefit (expense)	123	2,733	(709)	—	2,147

Net income (loss)	$2,551	$3,032	$(103)	$(2,929)	$2,551

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$245	$341	$—	$586
Accounts receivable—net	20	1	1,433	—	1,454
Accounts receivable—affiliates	796	814	20	(1,630)	—
Notes receivable—affiliates	—	13,337	106	(13,443)	—
Deferred income taxes	—	346	239	(8)	577
Prepaid expenses and other	—	15	375	(41)	349

Total current assets	816	14,758	2,514	(15,122)	2,966
Property, plant and equipment—net	—	—	13,301	—	13,301
Capitalized software—net	—	—	864	—	864
Investments in subsidiaries	2,032	(7,936)	—	5,904	—
Deferred income taxes	—	2,479	300	(1,543)	1,236
Prepaid pension—net	1,697	—	—	—	1,697
Prepaid pension—affiliates	3,005	82	1,054	(4,141)	—
Other	534	149	586	(94)	1,175

Total assets	$8,084	$9,532	$18,619	$(14,996)	$21,239

LIABILITIES AND STOCKHOLDERS’ EQUITY OR DEFICIT
Current liabilities:
Current portion of long-term borrowings	$328	$562	$350	$—	$1,240
Current borrowings—affiliates	110	3,655	9,678	(13,443)	—
Accounts payable	2	—	931	—	933
Accounts payable—affiliates	20	2	124	(146)	—
Accrued expenses and other	320	78	1,056	(37)	1,417
Accrued expenses and other—affiliates	1	610	873	(1,484)	—
Deferred income taxes	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	591	(4)	587

Total current liabilities	789	4,907	13,603	(15,122)	4,177
Long-term borrowings—net	3,037	2,183	7,595	—	12,815
Post-retirement and other post-employment benefit obligations—net	2,173	—	—	—	2,173
Post-retirement and other post-employment benefits and other—affiliates	1,137	448	2,556	(4,141)	—
Deferred income taxes	187	—	1,356	(1,543)	—
Deferred revenue	—	—	528	—	528
Other	415	—	879	(94)	1,200

Total liabilities	7,738	7,538	26,517	(20,900)	20,893
Stockholders’ equity (deficit)	346	1,994	(7,898)	5,904	346

Total liabilities and stockholders’ equity or deficit	$8,084	$9,532	$18,619	$(14,996)	$21,239

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(366)	$753	$1,607	$29	$2,023

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,416)	—	(1,416)
Proceeds from sale of investment securities	—	56	—	—	56
Changes in interest in investments managed by QSC	23	12	(35)	—	—
Cash infusion to subsidiaries	—	(1,271)	—	1,271	—
Net (increase) decrease in short-term affiliate loans	—	(1,838)	(2)	1,840	—
Dividends received from subsidiaries	1,040	1,800	—	(2,840)	—
Other	—	4	13	—	17

Cash provided by (used for) investing activities	1,063	(1,237)	(1,440)	271	(1,343)

Financing activities:
Repayments of long-term borrowings, including current maturities	—	(171)	(34)	—	(205)
Net proceeds from (repayments of) short-term affiliate borrowings	6	1,460	374	(1,840)	—
Proceeds from issuances of common stock	31	—	—	—	31
Dividends paid	(420)	—	—	—	(420)
Repurchases of common stock	(432)	—	—	—	(432)
Equity infusion from parent	—	—	1,271	(1,271)	—
Dividends paid to parent	—	(1,040)	(1,800)	2,840	—
Other	28	(1)	32	(29)	30

Cash (used for) provided by financing activities	(787)	248	(157)	(300)	(996)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(90)	(236)	10	—	(316)
Beginning balance	90	481	331	—	902

Ending balance	$—	$245	$341	$—	$586

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(460)	$1,255	$1,321	$10	$2,126

Investing Activities:
Expenditures for property, plant and equipment and capitalized software	(8)	—	(1,156)	—	(1,164)
Proceeds from sale of investment securities	—	192	—	—	192
Purchases of investment securities	—	(64)	—	—	(64)
Changes in interest in investments managed by QSC	—	(9)	9	—	—
Cash infusion to subsidiaries	—	(1,844)	—	1,844	—
Net (increase) decrease in short-term affiliate loans	—	(1,658)	(1)	1,659	—
Dividends received from subsidiaries	1,600	1,905	—	(3,505)	—
Other	—	4	13	(4)	13

Cash provided by (used for) investing activities	1,592	(1,474)	(1,135)	(6)	(1,023)

Financing activities:
Proceeds from long-term borrowings	—	—	500	—	500
Repayments of long-term borrowings, including current maturities	(250)	—	(661)	—	(911)
Net (repayments of) proceeds from short-term affiliate borrowings	(54)	1,546	167	(1,659)	—
Proceeds from issuances of common stock	96	—	—	—	96
Repurchases of common stock	(925)	—	—	—	(925)
Equity infusion from parent	—	—	1,844	(1,844)	—
Dividends paid to parent	—	(1,600)	(1,905)	3,505	—
Other	5	2	14	(6)	15

Cash (used for) provided by financing activities	(1,128)	(52)	(41)	(4)	(1,225)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4	(271)	145	—	(122)
Beginning balance	—	900	341	—	1,241

Ending balance	$4	$629	$486	$—	$1,119

(1)	QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.
(2)	QSC is a guarantor of the QCII Guaranteed Notes.
(3)	QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first quarter of 2008, our Chief Operating Decision Maker, or CODM, began to manage our business using different information than he was using previously. We changed our segments accordingly. Our new segments are business markets, mass markets and wholesale markets. Our CODM regularly reviews information for each of our segments to evaluate performance and to allocate resources. Our discussions of segment results reflect the way we report our operating results to our CODM. An overview of our segment results is provided in Note 10—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report. To reflect the impact this change would have had if it had been implemented in prior periods, we present in this Item 2 segment financial information for the three and nine months ended September 30, 2007 using the segment presentation that we are using going forward. Segment results presented in this Item 2 and in Note 10—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

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

We believe these changes: more closely align cost of sales with our network, facilities and equipment costs; align selling costs with our direct business unit costs; provide detail on our general, administrative and other operating costs; and allow users of our financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have reclassified certain financial information for the three and nine months ended September 30, 2007 that is presented in this Item 2 and in our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to aid the understanding of this filing and future filings, we reclassified certain prior year financial information in our Current Report on Form 8-K dated April 4, 2008.

These changes resulted in $145 million and $432 million moving from the cost of sales category to either selling expenses or general, administrative and other operating expenses for the three and nine months ended September 30, 2007, respectively.

We have also reclassified certain other prior year revenue, expenses and access line amounts to conform to the current year presentation.

Business Trends

Our financial results continue to be impacted by several significant trends, which are described below:

•

Data, Internet and video growth. Revenue from data, Internet and video services represented 40% and 36% of our total revenue for the nine months ended September 30, 2008 and 2007, respectively, and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products to more-advanced technologies. As a result, we continue to focus on these more-advanced, high-growth products, which include: broadband services; private line; multi-protocol label switching, or MPLS, which we offer as iQ Networking™; voice over Internet protocol, or VoIP; and video services. The revenue increases from these more-advanced, high-growth products have outpaced revenue declines from traditional data, Internet and video services (such as asynchronous transfer mode, or ATM; frame relay; dedicated Internet access, or DIA; virtual private network, or VPN; and Internet dial-up access).

We also continue to focus on improving penetration of broadband services in our mass markets segment, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We reached 2.8 million broadband subscribers as of September 30, 2008 compared to 2.5 million as of the same date in 2007. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds to meet customer demand. We expect broadband subscriber growth to continue, but at a lesser rate than in prior periods, as we continue to compete in a maturing market where a significant portion of consumers already have a broadband connection.

•

Growth in managed services. Our business markets customers are increasingly demanding customized and integrated voice, data and Internet services. We have responded with our managed services offerings, which include diverse combinations of emerging technology products and services such as VoIP, Ethernet, MPLS, hosting services and enhanced voice services, such as Web conferencing and call center solutions. Revenue from managed services increased 64% for the nine months ended September 30, 2008 as compared to the same period in 2007, and we expect this growth to continue.

We believe our business markets customers will continue to increasingly demand turnkey solutions, such as managed services, that afford them more flexibility in managing their communications needs. These types of services also allow us to act as a strategic partner with our business markets customers in improving the effectiveness and efficiency of their operations. We believe this gives us an opportunity to form stronger bonds with these customers. Some of our managed services are offered as “Office Connect,” “Integrated Access VoIP” and “Contact Center Solutions.”

•

Access line losses. Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Increased competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe declining economic conditions have contributed to an acceleration in our access line losses in 2008, primarily in our mass markets and wholesale markets segments, and may continue to do so for the remainder of the year. The declining economic conditions will likely continue to impact our business into 2009. Product bundling, as described below, continues to be one of our responses to access line losses.

•

Product promotions. We offer many of our customers the ability to bundle several products and services. These customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions and a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. This “Price for Life” guarantee allows qualifying customers to lock-in their monthly broadband charges for as long as they qualify. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

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

•

Wireless revenue and expenses. In April 2008, we signed a five-year agreement with a nationwide wireless service provider to market its wireless products and services under its brand name to our mass markets and business markets customers beginning in the third quarter of 2008. We recognize revenue from services offered under this new agreement on a net basis, whereas we recognize revenue from services provided under an expiring arrangement that we have with a different provider on a gross basis. This will result in lower revenue and lower expenses under our new arrangement when compared to the expiring arrangement. We continue to provide wireless services to our mass markets and business markets customers under the expiring arrangement, which will end in 2009. We record revenue from our new arrangement in voice services revenue and revenue from our expiring arrangement in wireless services revenue.

•

Margin contraction. We continue to see customers moving from traditional products and services to more-advanced technology products and services. The costs associated with providing these more-advanced products and services have generally not yet achieved benefits of scale and are often higher than the costs to provide traditional products and services. This is causing our overall segment income to slowly contract as these new products and services replace our traditional products and services. This product mix change has impacted the segment income of all our segments, with the wholesale markets segment experiencing the most significant effects. As scale improves on more-advanced products and services, we expect our cost structure will improve. Also, we are responding to margin contraction with improved cost efficiencies and operating initiatives to stem the loss of revenue from traditional product and services.

•	Pension and other post-employment benefit plans. In accordance with the requirements of Statement of Financial Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and

Other Postretirement Plans,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 87 “Employers’ Accounting for Pensions,” pension and other post-retirement benefit assets and liabilities are valued annually at December 31 for purposes of determining funded status and future year pension expense. Our long-term return on assets and discount rate assumptions are significant variables in making such determinations and are discussed in more detail under “Critical Accounting Policies and Estimates” in Item 7 of our Form 10-K for the year ended December 31, 2007. As of December 31, 2007, the funded status of our pension plan was $1.672 billion. There has been a negative return on pension assets through September 30, 2008 compared to our assumption of a positive annual return of 8.0% at December 31, 2007. If the actual rate of return on our plan assets continues to be below our assumed 8.0% rate of return through December 31, 2008, it could significantly decrease our funded status. In addition, while the recent volatility of the financial markets makes it more difficult to estimate the discount rate that will be used to measure our pension and other post-retirement benefits obligations at December 31, 2008, the yields of high-quality fixed income assets upon which our discount rate assumption is currently based are substantially higher than the 6.3% assumption we used at December 31, 2007. If the current corporate bond yield environment continues through December 31, 2008, it may positively impact our funded status at year-end.

The ultimate impact on our future pension expense, other post-retirement benefits expense and the funded status of each plan will not be determined until we perform our annual valuation at December 31, 2008. We are not required to make a cash contribution to our pension plan in 2009. Our ultimate actual cash contribution requirements for 2010 and later, if any, will be materially impacted by the asset values and other bond yield variables as prescribed under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 (“ERISA”), and will be subject to future market conditions over the next several years. Although a current calculation of the funded status under the accounting standards listed above does not necessarily indicate what the funded status will be when we perform a calculation at December 31, 2008, a calculation of the funded status as of October 24, 2008 yields a reduction of the funded status by approximately $2.0 billion and a reduction of our stockholders’ equity by over $1.2 billion, which would result in negative stockholders’ equity. This assumed reduction in the funded status, based on a current calculation, would also increase pension expense beginning in 2009. The assumed reduction in the funded status as calculated under ERISA as of October 24, 2008, would also result in a cash funding requirement of $130 million to $300 million in 2010. The December 31, 2008 funded status determination may be higher or lower than the current estimate, and we can give no assurance that these determinations will not have a material adverse effect on our financial condition, future results of operations or future liquidity.

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

The following table summarizes our results of operations for the three and nine months ended September 30, 2008 and 2007 and the number of employees as of September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
	(Dollars in millions, except per share amounts)
Operating revenue	$3,379	$3,434	$(55)	(2)%	$10,160	$10,343	$(183)	(2)%
Operating expenses	2,925	3,255	(330)	(10)%	8,622	9,111	(489)	(5)%
Other expense—net	225	263	(38)	(14)%	742	828	(86)	(10)%

Income (loss) before income taxes	229	(84)	313	nm	796	404	392	97%
Income tax (expense) benefit	(78)	2,149	(2,227)	nm	(300)	2,147	(2,447)	nm

Net income	$151	$2,065	$(1,914)	(93)%	$496	$2,551	$(2,055)	(81)%

Earnings per share:
Basic	$0.09	$1.14	$(1.05)	(92)%	$0.29	$1.39	$(1.10)	(79)%
Diluted	$0.09	$1.08	$(0.99)	(92)%	$0.28	$1.31	$(1.03)	(79)%
Employees (as of September 30)					34,656	37,026	(2,370)	(6)%

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Operating Revenue

The following table compares our operating revenue by segment for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
				(Dollars in millions)
Operating revenue:
Business markets revenue:
Voice services	$366	$375	$(9)	(2)%	$1,112	$1,143	$(31)	(3)%
Data and Internet services	681	603	78	13%	1,945	1,770	175	10%

Total business markets revenue	1,047	978	69	7%	3,057	2,913	144	5%

Mass markets revenue:
Voice services	967	1,057	(90)	(9)%	2,975	3,214	(239)	(7)%
Data, Internet and video services	341	305	36	12%	1,013	870	143	16%
Wireless services	117	137	(20)	(15)%	371	403	(32)	(8)%

Total mass markets revenue	1,425	1,499	(74)	(5)%	4,359	4,487	(128)	(3)%

Wholesale markets revenue:
Voice services	433	490	(57)	(12)%	1,351	1,555	(204)	(13)%
Data and Internet services	382	371	11	3%	1,128	1,107	21	2%

Total wholesale markets revenue	815	861	(46)	(5)%	2,479	2,662	(183)	(7)%

Other revenue (primarily USF surcharges)	92	96	(4)	(4)%	265	281	(16)	(6)%

Total operating revenue	$3,379	$3,434	$(55)	(2)%	$10,160	$10,343	$(183)	(2)%

The following table summarizes our access lines by segment as of September 30, 2008 and 2007:

	As of September 30,
	2008	2007	Decrease	% Change
		(in thousands)
Access lines:
Business markets	2,687	2,817	(130)	(5)%
Mass markets	8,015	8,877	(862)	(10)%
Wholesale markets	1,167	1,338	(171)	(13)%

Total access lines	11,869	13,032	(1,163)	(9)%

Business Markets Revenue

Voice services revenue in our business markets segment decreased primarily due to lower local voice services revenue, partially offset by an increase in long-distance services revenue. The decrease in local voice services revenue was driven by access line losses resulting from the competitive pressures described in “Business Trends” above. In addition, increased audio conferencing revenue further offset the decrease in local voice services revenue for the nine months ended September 30, 2008.

Data and Internet services revenue in our business markets segment increased primarily due to increased volumes in iQ NetworkingTM, data integration, hosting services and private line. This growth in revenue was partially offset by a decline in volumes in traditional data and Internet services, including VPN, DIA, frame relay and ATM.

Mass Markets Revenue

In addition to the specific items discussed below, we believe declining economic conditions negatively impacted our mass markets segment revenue for the three and nine months ended September 30, 2008.

Voice services revenue in our mass markets segment decreased primarily due to lower local voice services revenue as a result of lower volumes driven by access line losses resulting from the competitive pressures described in “Business Trends” above. In addition, long-distance voice services revenue decreased due to lower volumes and rates.

Data, Internet and video services revenue in our mass markets segment increased primarily due to an 11% increase in broadband subscribers and, to a lesser extent, a 30% increase in satellite video subscribers as of September 30, 2008 compared to September 30, 2007. The growth in broadband services revenue resulted from continuing increases in penetration and, to a lesser extent, increased rates as customers upgraded to higher speed services. The increase in data, Internet and video services revenue did not offset the decrease in voice services revenue for the three and nine months ended September 30, 2008 compared to the same periods in 2007.

Wireless services revenue in our mass markets segment decreased primarily due to lower handset revenue resulting from fewer handsets sold in 2008 as we transition to our new wireless service provider and adjustments to wireless services revenue for customer acquisitions in 2007. In addition, lower average rates contributed to the decrease in wireless services revenue for the nine months ended September 30, 2008. This revenue is entirely generated under our expiring arrangement, which will end in 2009.

Under our new service arrangement, we recognize revenue from services provided on a net basis as described in “Business Trends” above. We record revenue from our new arrangement in voice services revenue.

Wholesale Markets Revenue

Wholesale markets voice services revenue decreased primarily due to a decrease in long-distance services revenue as a result of lower volumes and, to a lesser extent, lower rates. Long-distance services volumes declined primarily due to competitive and economic pressures and industry consolidation. In addition, local voice services revenue decreased due to declining demand for UNEs and access services revenue decreased due to a 7% and 8% decline in volumes for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Data and Internet services revenue in our wholesale markets segment increased primarily due to higher volumes in private line services.

Operating Expenses

The following table provides further detail regarding our total operating expenses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
				(Dollars in millions)
Operating expenses:
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$546	$558	$(12)	(2)%	$1,647	$1,714	$(67)	(4)%
Employee-related costs	371	345	26	8%	1,055	1,038	17	2%
Equipment sales costs	145	127	18	14%	401	367	34	9%
Other	166	138	28	20%	446	389	57	15%

Total cost of sales	1,228	1,168	60	5%	3,549	3,508	41	1%

Selling:
Employee-related costs	295	287	8	3%	878	859	19	2%
Marketing, advertising and external commissions	147	148	(1)	(1)%	426	424	2	—%
Other	129	109	20	18%	339	318	21	7%

Total selling	571	544	27	5%	1,643	1,601	42	3%

General, administrative and other operating:
Employee-related costs	124	119	5	4%	357	386	(29)	(8)%
Taxes and fees	155	163	(8)	(5)%	441	500	(59)	(12)%
Real estate and occupancy costs	118	113	5	4%	349	334	15	4%
Other	130	529	(399)	(75)%	530	936	(406)	(43)%

Total general, administrative and other operating	527	924	(397)	(43)%	1,677	2,156	(479)	(22)%

Depreciation and amortization	599	619	(20)	(3)%	1,753	1,846	(93)	(5)%

Total operating expenses	$2,925	$3,255	$(330)	(10)%	$8,622	$9,111	$(489)	(5)%

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

Facility costs decreased primarily due to lower volumes related to decreases in wholesale markets long-distance services and certain business markets traditional data and Internet services, such as dial-up access, frame relay, DIA and VPN. These decreases were partially offset by increased facility costs related to the growth in business markets iQ NetworkingTM and long-distance volumes.

Employee-related costs increased primarily due to severance charges of approximately $40 million in each of the first and third quarters of 2008 related to employee reductions in our network operations. These increases were partially offset by lower costs as a result of the first quarter of 2008 employee reductions. As a result of these employee reductions, we expect total employee-related costs to decrease by approximately 4% to 5% in future periods.

Equipment sales costs increased primarily due to higher costs corresponding to growth in business data integration revenue. This increase was partially offset by fewer handsets sold during the three months ended September 30, 2008 as we transition to our new wireless service arrangement from our expiring arrangement.

Other cost of sales increased primarily due to higher professional fees and other costs for operating and maintaining our network. In addition, we recorded charges for impairment of network assets associated with the transition to our new wireless service arrangement in the third quarter of 2008.

As discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, during June 2008 floods in the Midwest, particularly Iowa, caused damage to our network. Based on our current assessment, we estimate that cumulative expenditures required for the restoration of our network and physical plant will be approximately $30 million, including repairs and equipment replacement. For the three and nine months ended September 30, 2008, we incurred repair expenditures of $6 million and $8 million, respectively, which are included in the $30 million estimate.

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

Employee-related costs increased primarily due to a severance charge of $8 million in the third quarter of 2008 and higher costs associated with our sales force in our business markets segment. These increases were partially offset by a decline in the amortization of customer acquisition costs associated with the activation of access lines. Certain customer acquisition costs are deferred and amortized over the expected life of the customer relationship and have been declining in amount as a result of access line losses and promotional waivers of activation fees.

Other selling costs increased for the three months ended September 30, 2008 primarily due to an increase in bad debt expense in our business markets segment compared the same period in 2007. For the nine months ended September 30, 2008, bad debt expense was flat primarily due to a reduction in bad debt expense in our mass markets segment in the second quarter of 2008, partially offset by the increase in bad debt expense in our business markets segment. In addition, other selling costs increased for the three and nine months ended September 30, 2008 due to higher professional and other costs, including expenses associated with sponsoring the Democratic and Republican National Conventions, which took place in our 14-state region in the third quarter of 2008.

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

Employee-related costs increased for the three months ended September 30, 2008 primarily due to a severance charge of $15 million and an increase in certain health care costs, partially offset by lower pension costs. Employee-related costs decreased for the nine months ended September 30, 2008 primarily due to lower pension costs, partially offset by severance charges of $24 million. For additional information on our pension and post-retirement plans, see Note 6—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

Taxes and fees decreased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a $40 million favorable property tax settlement recognized in the second quarter of 2008. Excluding this settlement, taxes and fees decreased due to other favorable adjustments for the three and nine months ended September 30, 2008.

Real estate and occupancy costs increased primarily due to higher utility rates and usage and higher fuel costs to operate our network fleet.

Other general, administrative and other operating costs decreased for the three and nine months ended September 30, 2008 primarily due to the reversal of approximately $33 million of restructuring reserve resulting from favorable early termination of a lease in the third quarter of 2008 and charges of $353 million related to securities and other litigation in the third quarter of 2007.

Operating Expenses by Segment

Expenses for each of our segments include direct expenses incurred by the segment and other expenses assigned to the segment. Direct expenses incurred by the segment include segment specific employee-related costs (except for any severance costs and pension and post-retirement benefits costs), bad debt, equipment sales costs and other non-employee related costs such as customer support, collections, marketing and advertising. Other expenses assigned to the segments include network expenses, facility costs and other costs such as fleet, product management and real estate costs related to hosting and retail centers. Assigned expenses are determined by applying an activity-based costing methodology. We periodically review the methodology used to assign expenses to our segments. Future changes to the methodology will be reflected in the prior period segment data for comparative purposes.

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

Business Markets Segment Expenses

The following table provides detail regarding our business markets segment expenses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
				(Dollars in millions)
Business markets segment expenses:
Direct segment expenses	$340	$261	$79	30%	$913	$774	$139	18%
Assigned facility, network and other expenses	334	320	14	4%	998	960	38	4%

Total business markets segment expenses	$674	$581	$93	16%	$1,911	$1,734	$177	10%

Direct segment expenses increased primarily due to higher employee-related costs associated with our sales force, higher data integration costs to support growth in data integration revenue and higher bad debt expense. As described in “Business Trends” above, our business markets segment experienced margin contraction for the three and nine months ended September 30, 2008 compared to the same periods in 2007.

Assigned facility, network and other expenses increased primarily due to higher facility costs related to growth in iQ NetworkingTM and long-distance volumes. This increase was partially offset by decreased volumes for certain business markets traditional data and Internet services, such as dial-up access, frame relay, DIA and VPN.

Mass Markets Segment Expenses

The following table provides detail regarding our mass markets segment expenses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
				(Dollars in millions)
Mass markets segment expenses:
Direct segment expenses	$320	$363	$(43)	(12)%	$991	$1,064	$(73)	(7)%
Assigned facility, network and other expenses	432	427	5	1%	1,253	1,268	(15)	(1)%

Total mass markets segment expenses	$752	$790	$(38)	(5)%	$2,244	$2,332	$(88)	(4)%

Direct segment expenses decreased primarily due to a decline in the amortization of customer acquisition costs associated with the activation of access lines, lower equipment sales costs due to fewer handsets sold as we transition to our new wireless service arrangement and lower marketing and advertising costs in 2008. A reduction in bad debt expense resulting from lower write-offs and recoveries of previously written-off receivables in the second quarter of 2008 contributed to the decrease for the nine months ended September 30, 2008.

Assigned facility, network and other expenses increased for the three months ended September 30, 2008 primarily due to a charge for impairment of network assets associated with our expiring wireless services arrangement, partially offset by lower repair costs. Facility, network and other expenses decreased for the nine months ended September 30, 2008 primarily due to lower network costs related to employee reductions in our network operations in the first quarter of 2008, partially offset by higher professional fees and other costs for operating and maintaining our network and a charge in the third quarter of 2008 for impairment of network assets associated with our expiring wireless services arrangement.

Wholesale Markets Segment Expenses

The following table provides detail about our wholesale markets segment expenses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
				(Dollars in millions)
Wholesale markets segment expenses:
Direct segment expenses	$45	$48	$(3)	(6)%	$136	$148	$(12)	(8)%
Assigned facility, network and other expenses	306	322	(16)	(5)%	914	999	(85)	(9)%

Total wholesale markets segment expenses	$351	$370	$(19)	(5)%	$1,050	$1,147	$(97)	(8)%

Direct segment expenses decreased primarily due to lower bad debt expense and professional fees. Lower employee-related costs also contributed to the decrease for the nine months ended September 30, 2008.

Assigned facility, network and other expenses decreased primarily due to lower facility costs, largely resulting from the volume decline in long-distance services.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
				(Dollars in millions)
Depreciation and amortization:
Depreciation	$537	$563	$(26)	(5)%	$1,582	$1,675	$(93)	(6)%
Amortization	62	56	6	11%	171	171	—	—%

Total depreciation and amortization	$599	$619	$(20)	(3)%	$1,753	$1,846	$(93)	(5)%

Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

As a result of decisions in the second quarter of 2008 to discontinue certain product offerings, we changed our estimates of the remaining economic lives of certain assets, which will accelerate the depreciation and amortization of those assets. This change will result in additional depreciation and amortization expense of approximately $40 million for the year ending December 31, 2008.

Other Consolidated Results

The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	Increase/ (Decrease)	% Change
				(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$252	$272	$(20)	(7)%	$770	$828	$(58)	(7)%
Other—net	(27)	(9)	(18)	200%	(28)	—	(28)	nm

Total other expense (income)—net	$225	$263	$(38)	(14)%	$742	$828	$(86)	(10)%

Income tax (expense) benefit	$(78)	$2,149	$(2,227)	nm	$(300)	$2,147	$(2,447)	nm

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

Interest expense on long-term borrowings and capital leases—net decreased due to lower total borrowings, resulting primarily from net repayments of $634 million of notes in 2007. In addition, lower interest rates on floating rate debt and interest rate swaps contributed to the decrease in interest expense.

Other—net includes, among other things, interest income, income tax penalties, other interest expense, such as interest on income taxes, and gains or losses related to fair value interest rate hedges. The change in other—net for the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to an interest benefit related to an income tax settlement in the third quarter of 2008, partially offset by a tax penalty resulting from the income tax settlement and lower interest income resulting from lower interest rates in 2008.

For the nine months ended September 30, 2008, other—net includes an interest benefit related to the income tax settlement and interest income, partially offset by a tax penalty resulting from the income tax settlement and tax interest expense. For the nine months ended September 30, 2007, other—net includes interest income, offset by a $22 million loss on early retirement of debt in the second quarter of 2007 and tax interest expense.

Income Taxes

The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 34.1% and 37.7% for the three and nine months ended September 30, 2008, respectively. Excluding the impact of an income tax settlement executed in the third quarter of 2008, our effective income tax rate would have been 32.0% and 37.3% for the three and nine months ended September 30, 2008, respectively. We reversed $2.174 billion of our valuation allowance in the third quarter of 2007, which resulted in a net income tax benefit of $2.149 billion and $2.147 billion for the three and nine months ended September 30, 2007, respectively. We currently expect that going forward our effective income tax rate will be in the range of 37% to 39%, excluding the impact of any additional changes to our estimated liability for uncertain tax positions.

Liquidity and Capital Resources

Near-Term View

Our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $1.211 billion as of September 30, 2008. Despite our working capital deficit, we believe that our cash on hand and our currently undrawn revolving credit facility (referred to as the Credit Facility) described below, along with our cash flows from operations should be sufficient to meet our cash needs through the next twelve months. As discussed further below, this includes: the anticipated payment of quarterly dividends totaling approximately $140 million each quarter, approximately $1.210 billion of debt maturing in the next twelve months and capital expenditures.

Our working capital deficit increased by $575 million from $636 million as of December 31, 2007 due to our capital expenditures, an increase in the current portion of long-term borrowings, repurchases of our common stock, dividends declared, net payments of long-term benefits and payments of long-term deferred rents, partially offset by earnings before depreciation, amortization and income taxes.

We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will attempt to improve our capital structure by accessing debt or other markets in a manner designed to create positive economic value. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

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

On March 27, 2008, in connection with the addition of a new lender to our Credit Facility, we increased the amount available to us under the Credit Facility from $850 million to $910 million. On September 14, 2008, a potential lender with a $60 million lending commitment under the Credit Facility filed for bankruptcy, and we do not believe that this $60 million will be available to us. The Credit Facility is currently undrawn and expires in October 2010. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation, or QSC, and are secured by a senior lien on the stock of QC.

Our business markets, mass markets and wholesale markets segments provide 30%, 43% and 24%, respectively, of our total operating revenue, with the remainder attributable to USF and other services. These segments provide the majority of our consolidated cash flows from operations.

We expect capital expenditures for the full year of 2008 to be approximately $1.8 billion. For the nine months ended September 30, 2008, capital expenditures totaled $1.416 billion. We anticipate that capital expenditures will be approximately $1.8 billion in 2009; however, amounts spent in individual quarters may vary significantly. We do not allocate capital expenditures to our segments.

On October 16, 2008, our Board of Directors declared a quarterly dividend of $0.08 per share totaling approximately $136 million payable on December 5, 2008 to shareholders of record as of November 14, 2008. It is the expectation of our Board of Directors to pay a quarterly dividend going forward.

On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. For the three and nine months ended September 30, 2008, we repurchased 46 million and 95 million shares, respectively, of our common stock under this program at a weighted average price per share of $3.72 and $4.49, respectively. As of September 30, 2008, we had repurchased a total of $1.807 billion of common stock under this program; thus $193 million remained available for stock repurchases. In light of current credit market conditions, the Board of Directors has extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008.

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

Under the terms of our 3.50% Convertible Senior Notes due 2025 (referred to as our 3.50% Convertible Senior Notes), upon conversion at a time at which the market-based conversion provisions described below are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. The $1.265 billion of 3.50% Convertible Senior Notes was classified as a non-current obligation as of September 30, 2008 and December 31, 2007 because specified, market-based conversion provisions were not met as of those dates. These market-based conversion provisions specify that, when our common stock has a closing price above a specified threshold price for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. This threshold price was $6.73 per share as of September 30, 2008, and will be adjusted further for certain events, such as dividend payments. If our common stock maintains a closing price above the applicable threshold price during certain subsequent periods, the notes would again become available for immediate conversion and the outstanding notes would again be classified as a current obligation. In addition, even if the market-based conversion provisions are not met, holders of our 3.50% Convertible Senior Notes have the option to convert every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We believe that if the trading price of our common stock is below the conversion price on November 15, 2010, the likelihood of holders converting the notes will increase the more the conversion price exceeds the trading price of our common stock. The conversion price was $5.61 per share as of September 30, 2008 and will be adjusted further for certain events, such as dividend payments.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or in November 2010, if we are required to contribute a material amount of cash to our pension plan or if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In the event of an adverse outcome in one or more of these matters, we could be required to make significant payments that may cause us to draw down significantly on our cash balances. The magnitude of any settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants.

The Credit Facility makes available to us $910 million of additional credit subject to certain restrictions as described below and is currently undrawn. However, as noted above, we do not believe that a $60 million portion of the Credit Facility will be available to us. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

Historical View

The following table summarizes cash flow activities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease)	% Change
		(Dollars in millions)
Cash flows:
Provided by operating activities	$2,023	$2,126	$(103)	(5)%
Used for investing activities	1,343	1,023	320	31%
Used for financing activities	996	1,225	(229)	(19)%

Operating Activities

Cash provided by operating activities decreased primarily due to decreased revenue, increased net payments for income taxes related to an income tax settlement, increased payments to vendors related to our data integration products and increased payments for employee benefits, pension and payroll taxes. These decreases were partially offset by lower payments for facility costs, net property and other tax payments and interest expense. In addition, we made shareholder litigation payments of $169 million and $200 million during the nine months ended September 30, 2008 and 2007, respectively.

Investing Activities

Cash used for investing activities increased primarily due to higher capital expenditures to support anticipated growth in our data and Internet services, partially offset by lower proceeds from the sale of and purchases of investment securities.

Financing Activities

For the nine months ended September 30, 2008, we paid $420 million in dividends, paid $432 million for purchases of our common stock under our stock repurchase program and repaid $205 million of long-term borrowings. For the nine months ended September 30, 2007, we paid $925 million for purchases of our common stock under our stock repurchase program, repaid $911 million of long-term borrowings and received $500 million of proceeds from long-term borrowings.

We were in compliance with all provisions and covenants of our borrowings as of September 30, 2008.

Letters of Credit

We maintain letter of credit arrangements with various financial institutions for up to $130 million. As of September 30, 2008, we had outstanding letters of credit of approximately $82 million.

Risk Management

We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

Near-Term Maturities

As of September 30, 2008, we had approximately $1.210 billion of long-term debt obligations maturing in the subsequent 12 months, $250 million of which is also included in “Floating Rate Debt” as described below. Although we do not currently intend to refinance all of this maturing debt as it comes due, we would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term debt would decrease annual pre-tax earnings by approximately $12 million.

Floating-Rate Debt

One objective of our short-term debt strategy is to take advantage of favorable interest rates by effectively converting floating rate debt to fixed rate debt using interest rate swaps. As of September 30, 2008, we had $1.0 billion of floating-rate debt outstanding, of which $500 million was exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. We entered into interest rate swaps related to the other $500 million that have the economic effect of converting the floating interest rates to fixed interest rates until March 2010. A hypothetical increase of 100 basis points in LIBOR relative to the $500 million of floating-rate debt that is exposed to changes in interest rates would decrease annual pre-tax earnings by approximately $5 million.

Fixed-Rate Debt

One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed rate to floating rate debt by effectively converting a portion of our fixed interest rate debt to floating rate debt using interest rate swaps. These transactions increase our exposure to changes in interest rates. As of September 30, 2008, we had approximately $500 million of fixed-rate debt covered by interest rate swaps that have the economic effect of converting the fixed interest rates to floating interest rates until 2017. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease annual pre-tax earnings by approximately $5 million.

Convertible Debt

Under the terms of our 3.50% Convertible Senior Notes, upon conversion at a time at which the market based conversion provisions described in “Long-Term View” are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. As of September 30, 2008, $1.265 billion of these notes were outstanding. While these notes were not convertible as of September 30, 2008 because specified, market-based conversion provisions were not met as of that date, these notes would be available for immediate conversion if those provisions are met during certain subsequent periods. In addition, even if these provisions are not met, holders have the option to convert the notes every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We would also be exposed to changes in interest rates at any time that we choose to refinance any portion of this debt. A hypothetical increase of 100 basis points in the interest rate on the refinancing of the entire $1.265 billion would decrease annual pre-tax earnings by approximately $13 million. See “Long-Term View” above for more information about the conversion provisions relating to these notes.

Investments

As of September 30, 2008, we had $513 million invested in highly liquid cash-equivalent instruments, $101 million invested in auction rate securities and $32 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $6 million.

Off-Balance Sheet Arrangements

There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2008, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. The FCC is considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic. To meet a court-imposed deadline, the FCC may issue an order in November 2008 changing terminating switched access and reciprocal compensation rates. The FCC is also considering imposing additional obligations for broadband deployment to receive USF funds and reimposing price regulation on some facilities that we lease to other carriers. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

We continue to carry significant debt. As of September 30, 2008, our consolidated debt was approximately $14.1 billion. Approximately $5.5 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes, which we may elect to redeem, and holders may elect to convert, on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, we have $193 million of potential stock repurchases remaining under our previously disclosed stock repurchase program, and it is the expectation of our Board of Directors to continue to pay a quarterly dividend. Cash used by us to purchase our common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or on November 15, 2010, if we are required to contribute a material amount of cash to our pension plan or if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

Our $910 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 11—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. See “Liquidity and Capital Resources—Near-Term View “ in Item 2 of this report for more information about the Credit Facility and our belief that a $60 million portion of the Credit Facility will not be available to us.

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

Adverse changes in the value of assets or obligations associated with our employee benefit plans could negatively impact our stockholders’ equity balance and liquidity.

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

In addition, with respect to our qualified pension plan, adverse changes could require us to contribute a material amount of cash to the plan or could accelerate the timing of any required payments. Based on current actuarial analyses and forecasts, we do not expect to be required to make any contributions before 2010. However, given the significant decline in the capital markets in recent months, we can give no assurances that we will not be required to make any such contributions in or after 2010. Future material contributions, if any, could have a negative impact on our liquidity by reducing our cash flows.

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

In August 2008, we reached tentative agreements with our labor unions, the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW, on new three-year collective bargaining agreements. Each of these agreements needed to be ratified by union members, and in September 2008 CWA members failed to ratify the CWA agreement. In October 2008, we again reached tentative agreements with the CWA and IBEW, this time on new four-year collective bargaining agreements. Each of these agreements must be ratified by union members, and if ratified, will expire on October 6, 2012. Although we believe that our relations with our employees are satisfactory, no assurance can be given that union members will ratify these tentative agreements or that we will otherwise be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

The trading price of our securities has been and could continue to be volatile.

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

•	general conditions in the telecommunications industry.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about repurchases of our common stock during the third quarter of 2008:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 2008	19,329,354	$3.69	19,328,817	$292,866,720
August 2008	15,218,634	$3.75	15,210,679	$235,895,554
September 2008	11,440,251	$3.74	11,428,721	$193,126,784

Total	45,988,239		45,968,217

(1)	In July, August and September 2008, amounts include 537, 7,955 and 11,530 shares of common stock, respectively, delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.
(2)	In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. As of September 30, 2008, we had repurchased a total of $1.807 billion of common stock under this program.

ITEM 6.	EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.50% Senior Discount Notes due 2008 and 7.50% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (including form of Qwest Communications International Inc.’s 7.25% Senior Discount Notes due 2008 and 7.25% Series B Senior Discount Notes due 2008 as an exhibit thereto) (incorporated by reference to Qwest Communications International Inc.’s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST’s Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer’s Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation’s Form S-4, File No. 333-115119).

Exhibit Number	Description
(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation’s Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

Exhibit Number	Description
(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of option, restricted stock and performance share agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and Current Report on Form 8-K filed on September 12, 2008, File No. 001-15577).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on December 16, 2005, File No. 001-15577).*

Exhibit Number	Description
10.8	Amendment to Deferred Compensation Plan for Nonemployee Directors.*

(10.9)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*

(10.10)	2008 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 14, 2007, File No. 001-15577).*

(10.11)	Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*

(10.12)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest’s Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.13)	Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(10.14)	Amended Employment Agreement, dated as of August 29, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K filed on August 31, 2007, File No. 001-15577).*

10.15	Amendment to Amended Employment Agreement by and between Edward A. Mueller and Qwest Communications International Inc., dated October 15, 2008.*

(10.16)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.17)	Aircraft Time Sharing Agreement, dated December 13, 2007, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).

10.18	Form of Severance Agreement by and between Qwest Communications International Inc. and each of Thomas E. Richards (dated April 4, 2005), Richard N. Baer (dated July 21, 2003), Teresa A. Taylor (dated July 28, 2003), C. Daniel Yost (dated June 28, 2004) and Paula Kruger (dated September 8, 2003).*

(10.19)	Form of Amendment to Severance Agreement, effective January 16, 2006, by and between Qwest Services Corporation and each of Thomas E. Richards, Richard N. Baer, Teresa A. Taylor, C. Daniel Yost and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on December 16, 2005, File No. 001-15577).*

(10.20)	Letter, dated July 28, 2008, from Qwest to Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on July 29, 2008, File No. 001-15577).*

(10.21)	Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.22)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

Exhibit Number	Description
(10.23)	Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

10.24	Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor.*

10.25	Letter, dated August 19, 2008, from Qwest to C. Daniel Yost.*

(10.26)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.27)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	U S West, Inc. 1999 Stock Option Plan Non-Qualified Stock Option Agreement between U S West, Inc. and Bill Johnston (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.29)	Letter, dated March 2, 2007, from Qwest to John W. Richardson (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.30)	Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.31)	Agreement, dated as of March 7, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.32)	Letter, dated October 17, 2007, from Qwest to Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on October 18, 2007, File No. 001-15577).*

(10.33)	Amendment to Severance Agreement by and between Qwest Corporation and Paula Kruger (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.34)	Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

(10.35)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.’s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Operating Revenue.

99.2	Quarterly Condensed Consolidated Statement of Operations.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements.
†	Confidential treatment has been granted by the SEC for certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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

October 29, 2008