Form 10-K
period 2008-12-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2009-02-13
CIK 1037949

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No☒

         On February 6, 2009, 1,708,816,425 shares of Qwest common stock were outstanding. The aggregate market value of the Qwest voting stock held by non-affiliates as of June 30, 2008 was $5.9 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

         Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of Qwest's definitive proxy statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2008.

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

  •
  Broadband Services (also known as high-speed Internet services).  Services used to connect to the Internet through existing telephone lines that operate at higher speeds than dial-up access.

  •
  Competitive Local Exchange Carriers (CLECs).  Telecommunications providers that compete with us in providing local voice and other services in our local service area.

  •
  Data Integration.  Telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

  •
  Dedicated Internet Access (DIA).  Internet access ranging from 128 kilobits per second to 10 gigabits per second.

  •
  Facility Costs.  Third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers.

  •
  Fiber to the Node (FTTN).  A type of telecommunications network that combines fiber-optic cables (which run from a telecommunication provider's central office to a single location within a particular neighborhood or geographic area) and traditional copper wires (which run from this location to individual residences and businesses within the neighborhood or geographic area). Fiber to the node allows for the delivery of higher speed broadband services than would otherwise generally be available through a more traditional telecommunications network made up of only copper wires.

  •
  Frame Relay.  A high-speed data switching technology used primarily to interconnect multiple local networks.

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

  •
  Internet Dial-Up Access.  Provides Internet service providers and business customers with a comprehensive, reliable and cost-effective dial-up network infrastructure.

  •
  Internet Protocol (IP).  Those protocols that facilitate transferring information in packets of data and that enable each packet in a transmission to "tell" the data switches it encounters where it

ii

    is headed and enables the computers on each end to confirm that message has been accurately transmitted and received.

  •
  Managed Services.  Customized, turnkey solutions for integrated data, Internet and voice services offered to our business markets customers. These services include a diverse combination of emerging technology products and services, such as VoIP, Ethernet, MPLS, hosting services and advanced voice services, such as Web conferencing and call center solutions. Most of these services can be performed from outside our customers' internal networks, with an emphasis on integrating and certifying Internet security for applications and content.

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

  •
  Universal Service Funds (USF).  Federal and state funds established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things. As a telecommunications provider, we are often required to contribute to these funds.

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

 PART I

ITEM 1.    BUSINESS

        We provide data, Internet, video and voice services nationwide and globally. We operate most of our business within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        We were incorporated under the laws of the State of Delaware in 1997. Our principal executive offices are located at 1801 California Street, Denver, Colorado 80202, and our telephone number is (303) 992-1400.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, including risks associated with our outstanding legal matters, see "Risk Factors" in Item 1A of this report.

Financial and Operational Highlights

        The table below provides a summary of some of our financial highlights. This information should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions, except per share amounts)
Operating results:
Operating revenue	$13,475	$13,778	$13,923
Operating expenses	11,378	12,022	12,368
Income before income taxes	1,099	664	557
Net income	681	2,917	593
Earnings per share:
Basic	$0.39	$1.59	$0.31
Diluted	0.39	1.52	0.30
Cash flow data:
Cash provided by operating activities	$2,931	$3,026	$2,789
Capital expenditures	1,777	1,669	1,632
Dividends paid	556	—	—

	December 31,
	2008	2007
	(Dollars in millions)
Balance sheet data:
Cash and cash equivalents	$565	$902
Total debt(1)	13,659	14,251
Working capital deficit(2)	(883)	(636)
Total stockholders' (deficit) equity	(1,449)	563

    (1)
    Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

    (2)
    Working capital deficit is the amount by which our current liabilities exceed our current assets.

        The table below presents some of our operational metrics:

	December 31,
	2008	2007	2006
	(in thousands)
Operational metrics:
Total access lines	11,565	12,789	13,795

Total broadband subscribers	2,847	2,611	2,138

Total video subscribers	798	649	411

Total wireless subscribers	717	824	801

Operations

        We currently operate in the following three segments: business markets, mass markets and wholesale markets. We changed our segments in the first quarter of 2008. Accordingly, we have recast the financial information below for prior years to conform to our current segment presentation. Our revenue by segment, including a breakdown of our revenue by major product category, is as follows:

	Years Ended December 31,			% of Revenue
	2008	2007	2006	2008	2007	2006
	(Dollars in millions)
Operating revenue:
Business markets:
Data and Internet services	$2,637	$2,403	$2,337	19%	17%	17%
Voice services	1,462	1,509	1,629	11%	11%	12%

Total business markets revenue	4,099	3,912	3,966	30%	28%	29%

Mass markets:
Data, Internet and video services	1,357	1,186	869	10%	8%	6%
Voice services	3,924	4,258	4,481	29%	31%	32%
Wireless services(1)	459	535	539	4%	4%	4%

Total mass markets revenue	5,740	5,979	5,889	43%	43%	42%

Wholesale markets:
Data and Internet services	1,411	1,380	1,323	10%	10%	10%
Voice services	1,860	2,129	2,354	14%	16%	16%

Total wholesale markets revenue	3,271	3,509	3,677	24%	26%	26%

Other revenue (primarily USF(2) surcharges)	365	378	391	3%	3%	3%

Total operating revenue	$13,475	$13,778	$13,923	100%	100%	100%

(1)
The decrease in wireless services revenue in 2008 compared to 2007 is primarily due to fewer wireless subscribers as we transition to selling Verizon Wireless services. We record the revenue that we earn from our Verizon Wireless arrangement in voice services revenue. Only revenue associated with our pre-existing arrangement is recorded in wireless services revenue.

(2)
Universal Service Fund, or USF.

        Substantially all of our revenue comes from customers located in the United States, and substantially all of our long-lived assets are located in the United States.

        For additional financial information about our segments including total segment income for each of our segments, see Note 15—Segment Information to our consolidated financial statements in Item 8 of this report. We do not allocate our assets among our segments and therefore do not report total assets by segment.

Products, Services and Customers

        Our products and services include a variety of data, Internet, video and voice services. Revenue from our data, Internet and video services represented 40% of our total revenue for the year ended December 31, 2008, and these services are our fastest growing source of revenue.

        We offer our business markets and mass markets customers the ability to bundle together several products and services. For example, we offer our mass markets customers integrated and unlimited local and long-distance voice services. These customers can also bundle two or more services such as broadband access, video, voice and wireless. We believe these customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition, we offer combinations of features and services relating to a single access line (such as 3-way calling and call forwarding).

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber optic broadband cables and other equipment. The majority of our network is located in our local service area. Within our local service area, our network serves approximately 11.6 million access lines in 14 states and forms a portion of the public switched telephone network, or PSTN.

Business Markets

        Our business markets customers include enterprise and government customers. Enterprise customers consist of local, national and global businesses.

        Described below are the key products and services that we sell to our business markets customers. We sell these products and services through direct sales, partnership relationships and arrangements with third-party sales agents.

  Data and Internet Services

        Our business markets customers use our data and Internet services to access the Internet and Internet-based services, as well as to connect to private networks and to conduct internal and external data transmissions such as transferring files from one location to another. Our marketing and sales efforts with respect to our business markets customers increasingly focus on these data and Internet services. These services include:

  •
  Private line.  Private line is a direct circuit or channel specifically dedicated to a customer for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites.

  •
  Multi-Protocol Label Switching (MPLS).  MPLS is standards-approved data networking technology, compatible with existing asynchronous transfer mode (ATM) and frame relay networks that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks. This technology allows network operators a great deal of flexibility to divert and route traffic around link failures, congestion and bottlenecks. We sell MPLS-based services primarily to our business customers under our iQ Networking trademark.

  •
  Broadband services.  Our broadband services allow customers to connect to the Internet through their existing telephone lines at higher speeds than dial-up access. Substantially all of our broadband customers are located within our local service area.

  •
  Data integration.  Data integration includes the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and other business customers. We also provide value added services and integrated solutions that make communications more secure, reliable and efficient for our business markets customers.

  •
  Web hosting and related services.  Web hosting includes providing space, power, bandwidth and managed services in data centers. We also offer a variety of server and application management,

    back-up, disaster recovery, and professional web design services. We currently operate 15 web hosting centers, or CyberCentersSM, in 11 metropolitan areas.

        In addition, we continue to provide several traditional data and Internet services to our business markets customers. These services include our traditional wide area network products (such as ATM, frame relay, dedicated Internet access, or DIA, and virtual private network, or VPN), integrated services digital network, or ISDN, and Internet dial-up access.

  Voice Services

        We offer our business markets customers local voice services, long-distance voice services and wireless services. We originate, transport and terminate local voice services within our local service area. Local voice services primarily consist of basic local exchange and switching services. We also provide enhanced features with our local voice exchange services, such as caller ID, call waiting, call return, 3-way calling, call forwarding and voice mail.

        Long-distance voice services include domestic and international long-distance services and toll free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States.

        We sell wireless products and services, primarily to customers who are located within our local service area and who buy these products and services as part of a bundle with one or more of our other products and services. In April 2008, we entered into a five-year agreement with Verizon Wireless that allows us to market and sell its wireless products and services under its brand name to our mass markets and business markets customers. We also continue to provide Qwest-branded wireless products and services under a pre-existing arrangement with a different nationwide wireless services provider. We currently anticipate that this arrangement will end in 2009.

Mass Markets

        Our mass markets customers include consumers and small businesses.

        Described below are the key products and services that we sell to our mass markets customers. We sell these products and services using a variety of channels, including our sales and call centers, our website, telemarketing and retail stores and kiosks.

  Data, Internet and Video Services

        Our mass markets customers generally use our data, Internet and video services to access the Internet, Internet-based services and digital television. Our mass markets data, Internet and video services include primarily broadband services and satellite digital television. Our broadband services allow customers to connect to the Internet through their existing telephone lines at higher speeds than dial-up access. Substantially all of our broadband customers are located within our local service area. Our marketing and sales efforts with respect to our mass markets customers increasingly focus on these data and Internet services.

        Our satellite digital television services are offered under an arrangement with DIRECTV that allows us to market, sell and bill for its service under its brand name to our mass markets customers. Our arrangement with DIRECTV expires in September 2009; however, we believe that the arrangement will be renewed.

  Voice Services

        We offer our mass markets customers local voice services, long-distance voice services and wireless products and services. We originate, transport and terminate local voice services within our local service area. Local voice services primarily consist of basic local exchange and switching services. We also provide enhanced features with our local voice exchange services, such as caller ID, call waiting, call return, 3-way calling, call forwarding and voice mail.

        Long-distance voice services include domestic and international long-distance services and toll free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States.

        We sell wireless products and services, primarily to customers who are located within our local service area and who buy these products and services as part of a bundle with one or more of our other products and services. In April 2008, we entered into a five-year agreement with Verizon Wireless that allows us to market and sell its wireless products and services under its brand name to our mass markets and business markets customers. We also continue to provide Qwest-branded wireless products and services under a pre-existing arrangement with a different nationwide wireless services provider. We currently anticipate that this arrangement will end in 2009.

Wholesale Markets

        Our wholesale markets customers are other carriers and resellers that purchase our products and services in large quantities to sell to their customers or that purchase our access services that allow them to connect their customers and their networks to our network.

        Described below are the key products and services that we sell to our wholesale markets customers. We sell these products and services through direct sales, partnership relationships and arrangements with third-party sales agents.

  Data and Internet Services

        Data and Internet services offered to wholesale markets customers include primarily private line and DIA. Our wholesale customers use our facilities for collocation and use our private line services to connect their customers and their networks to our network.

  Voice Services

        Voice services include local voice services, long-distance voice services and access services. Local voice services include primarily unbundled network elements, or UNEs, which allow our wholesale customers to use our network or a combination of our network and their own networks to provide local voice and data services to their customers. Our local voice services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers. These services allow other telecommunications companies to provide telecommunications services that originate or terminate on our network.

        Long-distance voice services include domestic and international long-distance services.

        Access services include fees that we charge to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services.

Other

        We also generate other revenue from USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. However, we centrally manage this revenue, and consequently it is not assigned to any of our three segments described above. The majority of our real estate properties are located in our local service area.

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

Business Markets

  Data and Internet Services

        In providing data and Internet services to our business markets customers, we compete primarily with national telecommunications providers and smaller regional providers. We also compete with large integrators that provide customers with data services, thereby taking traffic off of our network.

        Competition is based on network reach and bandwidth, as well as quality, reliability, customer service and price. Many of our competitors in this market are not subject to the same regulatory requirements as we are, and therefore they are able to avoid significant regulatory costs and obligations.

  Voice Services

  Local Voice Services

        Although our status as an incumbent local exchange carrier, or ILEC, continues to provide us some advantages in providing voice services in our local service area, we increasingly face significant competition in this market. Product substitution continues to increase competition for our business markets customers, although to a lesser extent than for our mass markets customers. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

        Competition is based primarily on pricing, packaging of services and features, quality of service and meeting customer care needs.

  Long-Distance Voice Services

        In providing long-distance voice services to our business markets customers, we compete primarily with national telecommunications providers, such as AT&T Inc., Sprint Nextel Corporation and Verizon Communications Inc. We also increasingly compete with wireless providers and broadband service providers, including cable companies and VoIP providers.

        Competition in the long-distance market is based primarily on price, customer service, quality and reliability. Competition is also based on the ability to provide nationwide services. We compete with national telecommunications providers and wireless and broadband service providers that often have significant name recognition in the national long-distance markets. These competitors also have substantial financial and technological resources that allow them to compete more effectively against us.

Accordingly, they have been able to retain and gain market share. In addition, as some of these competitors have consolidated to form larger companies, their name recognition and financial and technological resources have increased.

Mass Markets

  Data, Internet and Video Services

        In providing data, Internet and video services to our mass markets customers, we compete primarily with broadband service providers, including cable providers and national telecommunications providers.

        Competition for mass markets customers is based on content and bundled offerings, network reach, bandwidth, quality, reliability, customer service and price. Many of our competitors in this market are not subject to the same regulatory requirements as we are, and therefore they are able to avoid significant regulatory costs and obligations.

  Voice Services

  Local Voice Services

        Although our status as an ILEC continues to provide us some advantages in providing voice services in our local service area, we increasingly face significant competition in this market. Many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services, which has increased the number and type of competitors within our industry and has decreased our market share. As a result of this product substitution, we face greater competition in providing voice services from wireless providers, resellers and sales agents (including ourselves) and from broadband service providers, including cable companies and VoIP providers. We also continue to compete with cable companies and traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

        Competition for mass markets customers is based primarily on pricing, packaging of services and features, quality of service and meeting customer care needs. In addition, we believe these customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. Within the telecommunications industry, these services may include telephone, wireless, video and Internet access. Accordingly, we and our competitors continue to develop and deploy more innovative product bundling, enhanced features and combined billing options in an effort to retain and gain customers. While we rely on reseller or sales agency arrangements to provide some of our bundled services, some of our competitors are able to provide all of their bundled services directly, which may provide them a competitive advantage.

        Similar to the competitive market for business markets customers, many of our competitors for mass markets customers are subject to fewer regulations than we are and are therefore afforded competitive advantages against us, as discussed above.

  Long-Distance Voice Services

        In providing long-distance voice services, we compete primarily with national telecommunications providers, such as AT&T Inc. and Verizon Communications Inc., as well as wireless providers and broadband service providers, including cable companies and VoIP providers.

        Competition in the long-distance market is based primarily on price, customer service, quality and reliability. We compete with national telecommunications providers and wireless and broadband service providers that often have a competitive advantage to us, as discussed above in relation to the competitive market for business market customers.

  Wireless Services

        The market for wireless services is highly competitive. We market and sell Verizon Wireless products and services, and in doing so we compete with national and regional carriers, as well as other sales agents and resellers. We market and sell wireless services to customers who are buying these services as part of a bundle with one or more of our other services. Competition is based on coverage area, price, services, features, handsets, technical quality and customer service.

Wholesale Markets

  Data and Internet Services

        In providing data and Internet services to our wholesale markets customers, we compete primarily with national telecommunications providers and smaller regional providers. Additionally, we are experiencing increased competition for private line services from cable operators, fixed wireless service providers and wireless tower owners.

        Competition is based primarily on price, as well as network reach, bandwidth, quality, reliability and customer service.

  Voice Services

  Local Voice Services

        The market for wholesale local voice services is highly competitive. Our resale and UNE customers are experiencing the same competition for local voice services customers as we are as discussed in mass markets and business markets above. We also compete with some of our own wholesale markets customers that are deploying their own networks to provide customers with local voice services. By doing so, these competitors take traffic off of our network.

  Long-Distance Voice Services

        In providing long-distance voice services to our wholesale customers, we compete primarily with national telecommunications providers, such as AT&T Inc., Sprint Nextel Corporation, Verizon Communications Inc., Level 3 Communications, Inc. and Global Crossing Ltd. Competition in the wholesale long-distance market is based primarily on price, although customer service, quality and reliability can be influencing factors.

  Access Services

        We provide access services to other telecommunications providers to connect their customers and their networks to our network so that they can provide long-distance, transport, data, wireless and Internet services. We face significant competition for access services from CLECs. Our access service customers face competitive pressures in their businesses that are similar to those we face in our business. To the extent that these competitive pressures result in decreased demand for their services, demand for our access services also declines.

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

Interconnection

        The FCC and state commissions continue to interpret the obligations of ILECs under the Telecommunications Act of 1996 to interconnect their networks with other telecommunications providers and allow competing local exchange carriers, or LECs, to resell ILECs' services and use ILECs' facilities as UNEs. The FCC's rules establish our obligations in our local service area and affect our ability to compete outside of our local service area. The FCC has provided us limited relief eliminating UNEs subject to these rules in our Omaha, Nebraska service area. We sought similar regulatory relief in our service areas in Denver, Colorado; Minneapolis, Minnesota; Phoenix, Arizona; and Seattle, Washington. In July 2008, the FCC denied our request. We appealed that decision to the D.C. Circuit Court of Appeals, where the appeal is currently pending.

Intercarrier Compensation and Access Pricing

        The FCC has initiated a number of proceedings that could affect the rates and charges for services that we sell to or purchase from other carriers and for traffic that we exchange with other carriers. The FCC has been considering comprehensive reform of these charges, known as "intercarrier compensation," in a proceeding that has been open for several years. This proceeding could result in fundamental changes in the charges we collect from other carriers and our end-users. This proceeding is not yet complete, and, because of its complexity and economic significance, may not be completed for some time. This complexity is due in part to the difficulty in applying the existing rules to new types of traffic for which accurate billing is difficult to assure or verify (sometimes referred to as "phantom traffic"). The FCC may address discrete intercarrier compensation issues, such as compensation for phantom traffic, prior to completing comprehensive reform. State commissions also periodically open proceedings to change the rates that we or other local carriers charge to terminate and originate intrastate calls.

        In January 2005, the FCC initiated a proceeding to examine whether ILEC special access rates should be reduced and pricing flexibility for those services should be curtailed. This proceeding remains pending before the FCC.

        In October 2007, the FCC initiated a rulemaking proceeding to consider the rules, tariffs and rates governing switched access rates charged by rural LECs experiencing substantial growth in demand for terminating services, often resulting from arrangements with companies providing free calling services. This proceeding responded to complaints filed by our subsidiary, Qwest Communications Company, LLC, or QCC, and other long-distance telecommunications providers asserting that rural LECs are engaging in arrangements with providers of free calling services, such as conference calling, chat lines and international calling. Under these arrangements, the calls are placed to a local number within the LEC's exchange, resulting in dramatic increases in access charges paid by long-distance telecommunications providers to terminate those calls. The resulting revenues are shared by the LECs and the providers of free calling services. This proceeding remains pending before the FCC. Further, cases and dockets addressing these matters are pending before state commissions and the federal courts.

        In November 2008, the FCC issued an order complying with an order of the D.C. Circuit Court of Appeals to provide a different legal rationale for the FCC's rules regarding intercarrier compensation charges for calls to Internet service providers. A party subsequently appealed the November 2008 order to the D.C. Circuit. An adverse decision could cause us to pay substantially higher charges for these calls. Also under review by the FCC, state commissions and federal courts are the intercarrier compensation arrangements, if any, for traffic bound for Internet service providers that cross local exchange boundaries (known as "VNXX traffic").

VoIP and Broadband Internet Access Services

        In March 2004, the FCC instituted a rulemaking proceeding addressing many issues related to VoIP and other Internet services. In this proceeding, the FCC is considering a number of issues that could affect intercarrier compensation rules and other federal or state requirements, such as programs that support the extension of telecommunications and Internet facilities to rural areas and to public schools and facilities in inner cities. The FCC is also considering whether VoIP services should be classified as unregulated "information services" or regulated "telecommunications services" under the Communications Act of 1934. The FCC may also address in this proceeding whether VoIP providers must pay carrier access charges or intercarrier compensation and other issues involving IP-enabled services, including access by disabled persons and applicability of law enforcement statutes. This proceeding remains pending. In another proceeding in 2006, the FCC required providers of VoIP services to make contributions to support "universal service," based on a percentage of their revenues from those services. In June 2007, the D.C. Circuit Court of Appeals upheld the FCC's decision to require universal service contributions from VoIP providers, and that decision is final. VoIP offerings are likely to grow as the technology matures and the regulatory situation is clarified. While we may stand to benefit from growth in VoIP, it could also contribute to further declines in our local exchange services.

        In September 2005, the FCC issued an order reclassifying certain ILEC wireline broadband Internet access offerings as information services no longer subject to tariffing or other common carrier obligations. We have eliminated these offerings from our federal tariffs, which allows us to tailor our wireline broadband Internet access offerings to specific customer needs. In October 2007, the Third Circuit Court of Appeals upheld the FCC's order. In August 2008, the FCC eliminated tariffing and other related obligations for certain broadband services we provide to large business customers. An appeal of that order is pending in the D.C. Circuit Court of Appeals.

Universal Service

        The FCC maintains a number of "universal service" programs that are intended to ensure affordable telephone service for all Americans, including low-income consumers and those living in rural areas that are costly to serve, and ensure access to advanced telecommunications services for schools, libraries and rural health care providers. These programs, which totaled over $6 billion annually in recent years, are funded through contributions by interstate telecommunications carriers, which are generally passed through to their end-users. In 2008, universal service contributions were assessed at an average rate of approximately 11% of interstate and international end-user telecommunications revenues. At the end of 2008, the FCC was actively considering a new contribution methodology based on telephone numbers, which, if adopted, could significantly increase our universal service contributions. While we would have the right to pass these charges on to our customers, the additional charges could affect the demand for certain telecommunications services. If a telephone number contribution methodology is adopted, it will likely apply to all wireline, wireless and VoIP service providers.

        In 2008, we received approximately $70 million in federal universal service high-cost subsidies. The FCC is actively considering changes in the structure and distribution methodology of its universal service programs. Additionally, in January 2009, we and the state public utility commissions for Maine, Vermont, and Wyoming filed a petition with the Tenth Circuit Court of Appeals asking that the court direct the FCC to comply with the court's prior order to issue valid rules for the universal service non-rural high-cost support fund. The resolution of these proceedings ultimately could affect the amount of universal service support we receive.

        In 2008, we received approximately $93 million in state universal service high-cost subsidies. State commissions and legislatures may review and alter their respective state universal service programs, and, as a result, our distributions may be affected.

Employees

	December 31,			Increase/(Decrease)		% Change
	2008	2007	2006	2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
Management employees	15,792	16,171	16,001	(379)	170	(2)%	1%
Occupational employees	17,145	20,672	22,382	(3,527)	(1,710)	(17)%	(8)%

Total employees	32,937	36,843	38,383	(3,906)	(1,540)	(11)%	(4)%

        Our occupational employees are covered by collective bargaining agreements with the Communications Workers of America, or CWA, and the International Brotherhood of Electrical Workers, or IBEW. Our current four-year agreements with the CWA and IBEW expire on October 6, 2012. See the discussion of risks relating to our labor relations in "Risk Factors—Other Risks Relating to Qwest" in Item 1A of this report.

Website Access and Important Investor Information

        Our website address is www.qwest.com, and we routinely post important investor information in the "Investor Relations" section of our website at www.qwest.com/about/investor. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

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

        These codes of conduct, as well as copies of our guidelines on significant governance issues and the charters of our audit committee, compensation and human resources committee and nominating and governance committee, are available in the "Corporate Governance" section of our website at www.qwest.com/about/investor/governance or in print to any stockholder who requests them by sending a written request to our Corporate Secretary at Qwest Communications International Inc., 1801 California Street, Denver, Colorado 80202.

Special Note Regarding Forward-Looking Statements

        This Form 10-K contains or incorporates by reference forward-looking statements about our financial condition, operating results and business. These statements include, among others:

  •
  statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue, decreased expenses and avoided expenses and expenditures; and

  •
  statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

        These statements may be made expressly in this document or may be incorporated by reference to other documents we have filed or will file with the SEC. You can find many of these statements by looking for words such as "may," "would," "could," "should," "plan," "believes," "expects," "anticipates," "estimates," or similar expressions used in this document or in documents incorporated by reference in this document.

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in "Risk Factors" in Item 1A of this report.

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

ITEM 1A.    RISK FACTORS

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which adversely affected and could continue to adversely affect our operating results and financial condition.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from cable companies, wireless providers, resellers and sales agents (including ourselves) and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are product bundling and packaging and our continuing focus on customer service. However, we may not be successful in these efforts. We may not be able to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent, such as wireless services and video services. If these initiatives are unsuccessful or insufficient and we are otherwise unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions, this could adversely affect our operating results and financial condition, as well as affect our ability to service debt, pay other obligations and enhance shareholder returns.

Unfavorable general economic conditions in the United States could negatively impact our operating results and financial condition.

        Unfavorable general economic conditions, including the current recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below under the heading "Risks Affecting our Liquidity," due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

Consolidation among participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

        The telecommunications industry has experienced some consolidation, and several of our competitors have consolidated with other telecommunications providers. This consolidation results in competitors that are larger and better financed and affords our competitors increased resources and greater geographical reach, thereby enabling those competitors to compete more effectively against us. We have experienced and expect further increased pressures as a result of this consolidation and in turn have been and may continue to be forced to respond with lower profit margin product offerings and pricing plans in an effort to retain and attract customers. These pressures could adversely affect our operating results and financial condition, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.

        The telecommunications industry is experiencing significant technological changes, and our ability to execute our business plans and compete depends upon our ability to develop and deploy new products and services, such as broadband, wireless, video and VoIP services. The development and deployment of new products and services could also require substantial expenditure of financial and other resources in excess of contemplated levels. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

Our reseller and sales agency arrangements expose us to a number of risks, one or more of which may adversely affect our business and operating results.

        We rely on reseller and sales agency arrangements with other companies to provide some of the services that we sell to our customers, including video services and wireless products and services. If we fail to extend or renegotiate these arrangements as they expire from time to time or if these other companies fail to fulfill their contractual obligations to us or our customers, we may have difficulty finding alternative arrangements and our customers may experience disruptions to their services. In addition, as a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. To the extent that these other companies make decisions that negatively impact our ability to market and sell their products and services, our business plans and goals and our reputation could be negatively impacted. If these reseller and sales agency arrangements are unsuccessful due to one or more of these risks, our business and operating results may be adversely affected.

Third parties may claim we infringe upon their intellectual property rights, and defending against these claims could adversely affect our profit margins and our ability to conduct business.

        From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices or be involved in similar lawsuits in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into licensing agreements requiring royalty payments that we would not otherwise have to pay or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the securities-related matters pending against us, including the KPNQwest litigation, could have a material adverse impact on our financial condition and operating results, on the trading price of our debt and equity securities and on our ability to access the capital markets.

        As described in "Legal Proceedings" in Item 3 of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution. In addition, the ultimate resolution of the objections by Messrs. Nacchio and Woodruff to the decision approving the Qwest settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by us in connection with indemnification claims by Messrs. Nacchio and Woodruff if the proposed settlement of the claims of the putative class against Messrs. Nacchio and Woodruff is not implemented.

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

        Further, there are other material proceedings pending against us as described in "Legal Proceedings" in Item 3 of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our operating results or financial condition as a result of these matters.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        We are subject to significant state and federal regulation. Interstate communications (including international communications that originate or terminate in the U.S.) are regulated by the FCC pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and other laws. Intrastate communications are regulated by state utilities commissions pursuant to state utility laws. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services and must obtain prior regulatory approval of rates, terms and conditions for regulated services, where required. We are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. See additional information about regulations affecting our business in "Business—Regulation" in Item 1 of this report.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. The FCC is considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as "access stimulation," or "traffic pumping"), and of traffic bound for Internet service providers that cross local exchange boundaries (known as "VNXX traffic"). There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We monitor our compliance with federal, state and local regulations governing the management, discharge and disposal of hazardous and environmentally sensitive materials. Although we believe that we are in compliance with these regulations, our management, discharge or disposal of hazardous and environmentally sensitive materials might expose us to claims or actions that could have a material adverse effect on our business, financial condition and operating results.

Risks Affecting Our Liquidity

Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        We continue to carry significant debt. As of December 31, 2008, our consolidated debt was approximately $13.7 billion. Approximately $5.1 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (referred to as our 3.50% Convertible Senior Notes), which we may elect to redeem at any time on or after November 20, 2010 and holders may require us to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, we have $193 million of potential stock repurchases remaining under our previously disclosed stock repurchase program, and it is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Cash used by us to purchase our common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

        We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or require us to repurchase their notes for cash on November 15, 2010, if we are required to contribute a material amount of cash to our pension or other post-retirement benefit plans or if we become subject to significant judgments or settlements in one or more of the matters discussed in "Legal Proceedings" in Item 3 of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

        Our $850 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in "Legal Proceedings" in Item 3 of this report. See "Liquidity and Capital Resources—Near-Term View" in Item 7 of this report for additional information about the Credit Facility.

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

Adverse changes in the value of assets or obligations associated with our employee benefit plans could negatively impact our liquidity and stockholders' equity balance.

        We maintain a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations under these plans. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligations or a significant decrease in the value of plan assets. With respect to our qualified pension plan, adverse changes could require us to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. We are not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts we may be required to make cash contributions in the range of $0 to $300 million in 2010 and can give no assurances that we will not be required to make additional cash contributions after 2010. Future material cash contributions, if any, could have a negative impact on our liquidity by reducing our cash flows.

        In addition, our consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, and significant increases in our benefit obligations or significant decreases of the value of plan assets can occur without necessarily impacting our net income in the short term. In addition, our benefit obligations could increase significantly if we need to unfavorably revise the assumptions we used to calculate the obligations. The value of plan assets was several times larger than our stockholders' equity as of December 31, 2007. However, asset values decreased significantly in 2008, which caused our previous stockholders' equity position to become a deficit position as of December 31, 2008. Stockholders' equity or deficit is one of several measures used by certain customers and vendors, among others, to evaluate a company's financial condition. As such, our current stockholders' deficit position or any future increases in our stockholders' deficit could adversely impact our competitiveness in obtaining favorable purchase arrangements and make it more challenging to compete for certain sales contracts, among other things.

Our debt agreements allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

        The terms of our debt instruments permit us to incur additional indebtedness. Additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations or for financial reasons alone. Incremental borrowings or borrowings at maturity on terms that impose additional financial risks to our various efforts to improve our operating results and financial condition could exacerbate the other risks described in this report.

If we pursue and are involved in any strategic transactions, our financial condition could be adversely affected.

        On a regular and ongoing basis, we review and evaluate opportunities for acquisitions, dispositions and other strategic transactions that could be beneficial. As a result, we may be involved in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our financial condition (including short-term or long-term liquidity) or short-term or long-term operating results.

        Should we make an error in judgment when identifying strategic transaction partners or fail to successfully execute any strategic transaction, we will likely fail to realize the benefits we intended to derive from the strategic transaction and may suffer other adverse consequences. Strategic transactions may involve a number of other risks, including:

  •
  incurrence of substantial transaction costs;

  •
  diversion of management's attention from operating our existing business;

  •
  failure to successfully integrate any acquired operations;

  •
  charges to earnings in the event of any write-down or write-off of goodwill recorded in connection with strategic transactions;

  •
  depletion of our cash resources or incurrence of additional indebtedness to fund strategic transactions;

  •
  an adverse impact on our tax position;

  •
  assumption of liabilities of any acquired business (including unforeseen liabilities); and

  •
  imposition of additional regulatory obligations by federal or state regulators.

        We can give no assurance that we would be able to successfully complete any strategic transactions.

Other Risks Relating to Qwest

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

        In June 2006, we received notices of proposed adjustments on several significant issues for the 2002 through 2003 audit cycle, including a proposed adjustment disallowing a loss relating to the sale of our DEX directory publishing business. We have reached tentative settlements with the IRS on several of these issues, including the DEX sale. These settlements have been approved by the IRS and are now subject to review by the United States Congress Joint Committee on Taxation. There is no assurance that these settlements will ultimately be effected in accordance with our expectations.

        In April 2008, we received from the IRS proposed adjustments on several issues for the 2004 and 2005 audit cycle. Based on our evaluation of the IRS's positions reflected in the proposed adjustments, we have not recorded a material adjustment of our unrecognized tax benefits. However, there can be no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

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

        We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current four-year agreements with the CWA and the IBEW expire on October 6, 2012. Although we believe that our relations with our employees and unions are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if significant disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Components of gross investment in property, plant and equipment:
Land and buildings	8%	7%
Communications equipment	43%	43%
Other network equipment	45%	45%
General-purpose computers and other	4%	5%

Total	100%	100%

        Our property, plant and equipment are used in our business markets, mass markets and wholesale markets segments. We evaluate depreciation, amortization and impairment charges on a total company basis because we do not allocate assets to our segments. As a result, these charges are not generally assigned to any segment.

        Land and buildings consists of land, land improvements, central office and certain administrative office buildings. Communications equipment consists primarily of switches, routers and transmission electronics. Other network equipment includes primarily conduit and cable. General-purpose computers and other consists principally of computers, office equipment, vehicles and other general support equipment. We own substantially all of our telecommunications equipment required for our business. Total gross investment in property, plant and equipment was approximately $46.8 billion and

$46.6 billion as of December 31, 2008 and 2007, respectively, before deducting accumulated depreciation.

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

        In addition, several putative class actions have been filed against us disputing our use of certain rights-of-way as described in "Legal Proceedings—Other Matters" in Item 3 of this report. If we lose any of these rights-of-way or are unable to renew them, we may find it necessary to move or replace the affected portions of our network. However, we do not expect any material adverse impacts as a result of the loss of any of these rights.

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

        In November 2005, we, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants (the "Qwest settlement"). No parties admit any wrongdoing as part of the Qwest settlement. Pursuant to the Qwest settlement, we deposited approximately $400 million in cash into a settlement fund. In connection with the Qwest settlement, we received $10 million from Arthur Andersen LLP. As part of the Qwest settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the Qwest settlement is not implemented, we will be repaid the $400 million plus interest, less certain expenses, and we will repay the $10 million to Arthur Andersen.

        If implemented, the Qwest settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed Qwest settlement on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002, over the objections of Messrs. Nacchio and Woodruff. Messrs. Nacchio and Woodruff then appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, the Tenth Circuit held that the federal district court order overruling Nacchio and Woodruff's objections to the Qwest settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and to provide a more detailed explanation for its earlier decision overruling those objections. Subsequent to the remand, a proposed settlement was reached involving the claims of the putative class against Messrs. Nacchio and Woodruff as described below that, if implemented, will also result in the implementation of the Qwest settlement.

        On August 4, 2008, we, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the "Nacchio/Woodruff settlement"). The court has preliminarily approved the Nacchio/Woodruff settlement, has certified a class for settlement purposes of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002, and has scheduled a hearing to consider final approval of the Nacchio/Woodruff settlement. If implemented, the settlement will, among other things, (i) settle the individual claims of the class representatives and the class they represent against Messrs. Nacchio and Woodruff, and (ii) result in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the Qwest settlement and the resolution of their indemnification dispute with us arising from the Qwest settlement. Under the proposed Nacchio/Woodruff settlement, we have contributed $40 million, and, if implemented, Messrs. Nacchio and Woodruff will contribute a total of $5 million of insurance proceeds. The Nacchio/Woodruff settlement is subject to a number of conditions and future contingencies, including that it (i) requires final court approval, and (ii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

KPNQwest Litigation/Investigation

        On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs' attorneys' fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. ("KPN"), Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $305 million based on the exchange rate on December 31, 2008).

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs' investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster. The Arizona Superior Court dismissed most of plaintiffs' claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs have appealed the court's decision to the Arizona Court of Appeals. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys' fees.

        On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest's outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. We and others have appealed that order to the Netherlands Supreme Court. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry.

        We will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber optic cable in the right-of-way without the plaintiffs' consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which Qwest has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On November 18, 2008, the court held a hearing to consider final approval of the proposed settlement and the parties are awaiting the court's decision.

        QCC is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under FCC regulations for coinless calls placed from their phones onto QCC's network. The claim seeks compensation for calls, as well as interest and attorneys' fees. QCC will vigorously defend against this action.

        Qwest Corporation, or QC, has been a defendant in litigation brought by several owners of payphones relating to the rates QC charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners have claimed that QC charged more for payphone access lines than QC was permitted to charge under the applicable FCC rules. The largest of these lawsuits, filed in the United States District Court for the Western District of Washington, was amicably settled for an immaterial amount and dismissed. A second lawsuit, pending in the United States District Court for the District of Utah with related proceedings before the FCC, has also been amicably settled for an immaterial amount. Another proceeding against QC remains pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving QC, other telecommunications companies and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding the amounts that were permitted under the applicable FCC rules. QC will vigorously defend against the remaining actions.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Qwest Common Stock

        Our common stock is listed on the New York Stock Exchange under the trading symbol "Q." On February 6, 2009, we had approximately 272,000 stockholders of record, although there are significantly more beneficial holders of our common stock. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

	Market Price
	High	Low
2008
Fourth quarter	$3.66	$2.05
Third quarter	4.15	3.15
Second quarter	5.55	3.78
First quarter	7.07	4.44
2007
Fourth quarter	$9.58	$6.23
Third quarter	9.96	8.05
Second quarter	10.45	8.68
First quarter	9.16	7.87

        Our Board of Directors declared the following dividends payable in 2008 and 2009:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 13, 2007	February 1, 2008	$0.08	$142	February 21, 2008
April 17, 2008	May 9, 2008	$0.08	$140	May 30, 2008
July 17, 2008	August 8, 2008	$0.08	$138	August 29, 2008
October 16, 2008	November 14, 2008	$0.08	$136	December 5, 2008
December 10, 2008	February 13, 2009	$0.08	$136	March 6, 2009

        It is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. We did not pay any dividends in 2007. Some of our debt instruments contain restrictions on the amount of dividends we can pay. See Note 8—Borrowings to our consolidated financial statements in Item 8 of this report for additional information about our restrictions. The most restrictive covenant is under our Credit Facility, which is currently undrawn. The Credit Facility currently allows us to pay cash dividends and repurchase shares up to $1.7 billion, plus any cumulative net income and net proceeds from the issuance of common stock, less any dividends paid or shares repurchased. In addition, like other companies that are incorporated in Delaware, we are also limited by Delaware law in the amount of dividends we can pay.

Issuer Purchases of Equity Securities

        The following table contains information about repurchases of our common stock or shares surrendered to satisfy tax obligations during the fourth quarter of 2008:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 2008	—	$—	—	$193,126,784
November 2008	8,056	$3.15	—	$193,126,784
December 2008	250	$3.14	—	$193,126,784

Total	8,306		—

(1)
In November and December 2008, 8,056 and 250 shares of common stock, respectively, were delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.

(2)
In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. As of December 31, 2008, we had repurchased a total of $1.807 billion of common stock under this program. There were no repurchases of our common stock during the fourth quarter of 2008.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. The comparability of the following selected financial data is significantly impacted by various changes in accounting principles including:

  •
  the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," or FIN 48, which was effective for us on January 1, 2007;

  •
  the adoption of Statement of Financial Accounting Standards, or SFAS, No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," or SFAS No. 158, which was effective for us on December 31, 2006; and

  •
  the adoption of SFAS No. 123(R), "Share-Based Payment," which was effective for us on January 1, 2006.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions, shares in thousands except per share amounts)
Operating revenue	$13,475	$13,778	$13,923	$13,903	$13,809
Operating expenses	11,378	12,022	12,368	13,048	14,097
Income (loss) before income taxes and cumulative effect of changes in accounting principles	1,099	664	557	(760)	(1,706)
Income (loss) before cumulative effect of changes in accounting principles	681	2,917	593	(757)	(1,794)
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	(22)	—
Net income (loss)(1)	681	2,917	593	(779)	(1,794)
Basic earnings (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles	$0.39	$1.59	$0.31	$(0.41)	$(1.00)
Net income (loss)	0.39	1.59	0.31	(0.42)	(1.00)
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles	0.39	1.52	0.30	(0.41)	(1.00)
Net income (loss)	0.39	1.52	0.30	(0.42)	(1.00)
Weighted average shares outstanding:
Basic	1,728,731	1,829,244	1,889,857	1,836,374	1,801,405
Diluted	1,736,587	1,920,766	1,971,545	1,836,374	1,801,405
Dividends declared per common share	$0.32	$0.08	$—	$—	$—
Other data:
Cash provided by operating activities	$2,931	$3,026	$2,789	$2,313	$1,848
Cash used for investing activities	1,693	1,601	1,700	459	1,905
Cash used for financing activities	1,575	1,764	694	2,159	158
Capital expenditures	1,777	1,669	1,632	1,613	1,731

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
Balance sheet data:
Total assets	$20,182	$22,532	$21,239	$21,497	$24,324
Total debt(2)	13,659	14,251	14,892	15,480	17,286
Total debt to total capital ratio(3)	112%	96%	111%	126%	118%

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this report for a discussion of unusual items affecting the results for 2008, 2007 and 2006. Results for 2005 and 2004 were affected by the items described above and by the following items (shown net of taxes):

•
2005 net income includes a gain on sale of assets of $263 million ($0.14 per basic and diluted share) due to the sale of all of our wireless licenses and substantially all of our related wireless network assets, $114 million ($0.06 per basic and diluted share) of restructuring, realignment and severance expenses and a loss on early retirement of debt of $462 million ($0.25 per basic and diluted share).

  •
  2004 net income includes $550 million ($0.31 per basic and diluted share) of expenses for litigation related losses, $211 million ($0.12 per basic and diluted share) for net restructuring expenses and $113 million ($0.06 per basic and diluted share) of asset impairment expenses resulting from efforts to sell certain assets and the abandonment of various leased long-term network capacity routes.

(2)
Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

(3)
The total debt to total capital ratio is a measure of the percentage of total debt in our capital structure. The ratio is calculated by dividing total debt by total capital. Total debt is the sum of current portion of long-term borrowings and long-term borrowings—net on our consolidated balance sheets. Total capital is the sum of total debt and total stockholders' equity or deficit.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements set forth below constitute forward-looking statements. See "Business—Special Note Regarding Forward-Looking Statements" in Item 1 of this report for additional factors relating to such statements, and see "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Business Overview and Presentation

        We provide data, Internet, video and voice services nationwide and globally. We generate the majority of our revenue from services provided in the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends going forward. However, this discussion should be read in conjunction with our consolidated financial statements and the notes thereto in Item 8 of this report.

        During the first quarter of 2008, our Chief Operating Decision Maker, or CODM, began to manage our business using different information than he was using previously. We changed our segments accordingly. Our new segments are business markets, mass markets and wholesale markets. Our CODM regularly reviews information for each of our segments to evaluate performance and to allocate resources. Our discussions of segment results in this Item and in Note 15—Segment Information to our consolidated financial statements in Item 8 of this report reflect the way we now report our operating results to our CODM. Segment results presented are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the years presented.

        During the first quarter of 2008, we also changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. As a result, we have reclassified certain expenses in this Item and in our consolidated statements of operations in Item 8 of this report. Operating expenses are now reported as follows:

  •
  Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales costs (such as data integration, handsets and modem costs); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

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

  •
  General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as: rents and utilities, including those incurred by our hosting facilities; and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement benefits expenses for all eligible employees and retirees.

        We believe these changes: more closely align cost of sales with our network, facilities and equipment costs; align selling costs with our direct business unit costs; provide detail on our general, administrative and other operating costs; and allow users of our consolidated financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period.

        We have also reclassified certain other prior year revenue, expenses and access line amounts to conform to the current year presentation.

Business Trends

        Our financial results continue to be impacted by several significant trends, which are described below:

  •
  Data, Internet and video growth.  Revenue from data, Internet and video services represented 40% of our total revenue for the year ended December 31, 2008 and continues to grow. We also continue to see shifts in the makeup of this revenue as customers move from traditional data, Internet and video products and services to our growth products and services. These growth products and services generally use more advanced technologies than our traditional products and services and include products and services such as: broadband services; private line; MPLS, which we offer as iQ Networking™ and video services. The revenue increases from these growth products and services have outpaced revenue declines from traditional data, Internet and video services (such as ATM; frame relay; DIA; VPN; and Internet dial-up access).

    During 2008, a significant amount of the growth in our business markets revenue related to sales of non-recurring data integration equipment and services. We currently expect 2009 business markets revenue and segment income related to sales of non-recurring data integration equipment and services to be slightly lower than 2008 levels.

    We also continue to focus on improving penetration of broadband services in our mass markets segment, and broadband subscribers continue to grow as customers migrate to higher speed Internet connections. We reached 2.8 million broadband subscribers at December 31, 2008 compared to 2.6 million and 2.1 million at the same date in 2007 and 2006, respectively. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds through our fiber to the node, or FTTN, deployment, which we launched to meet customer demand. Our total broadband subscribers grew at a lower rate in 2008 than in 2007 as we continued to compete in a maturing market where a significant portion of consumers already have a broadband connection. We expect that the rate of broadband subscriber growth in 2009 will be similar to the 2008 growth rate.

  •
  Growth in managed services.  Our business markets customers are increasingly demanding customized and integrated data, Internet and voice services. We have responded with our managed services offerings, which include diverse combinations of emerging technology products and services such as VoIP, Ethernet, MPLS, hosting services and advanced voice services, such as Web conferencing and call center solutions. Revenue from managed services increased 54% for the year ended December 31, 2008 as compared to the same period in 2007, and we expect growth to continue. We believe our business markets customers will continue to increasingly demand turnkey solutions, such as managed services, that afford them more flexibility in managing their communications needs. These types of services also allow us to act as a strategic partner with our business markets customers in improving the effectiveness and efficiency of their operations. We believe this gives us an opportunity to form stronger bonds with these customers. Some of our managed services are offered as "Office Connect," "Integrated Access VoIP" and "Contact Center Solutions."

  •
  Access line losses.  Our revenue in all of our segments has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe competitive pressures, declining general economic conditions and wireless substitution contributed to an acceleration of our access line losses in 2008, primarily impacting our mass markets and wholesale markets segments. We expect that these factors will continue to impact our business in 2009. Product bundling and other product promotions, as described below, continue to be some of our responses to access line losses.

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

  •
  Operational efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs (net of severance charges) while achieving operational efficiencies and improving processes through automation.

  •
  Wireless revenue and expenses.  In April 2008, we signed a five-year agreement with Verizon Wireless to market its wireless products and services under its brand name to our mass markets and business markets customers beginning in the third quarter of 2008. We recognize revenue from services offered under the Verizon Wireless agreement on a net basis, whereas we recognize revenue from services provided under a pre-existing arrangement that we have with a different provider on a gross basis. This results in lower revenue and lower expenses under our Verizon Wireless arrangement when compared to the pre-existing arrangement. We continue to provide wireless services to our mass markets and business markets customers under the pre-existing arrangement. We currently anticipate that this arrangement will end in 2009. We record the revenue that we earn from our Verizon Wireless arrangement in voice services revenue and revenue from our pre-existing arrangement in wireless services revenue.

  •
  Margin contraction.  Customers are continuing to move at an increasing pace to our newer growth products and services. This migration results in customers moving away from traditional products and services. In general, the margins associated with these growth products and services have not yet achieved benefits of scale and are often lower than the margins relating to traditional products and services. In addition to market contraction and competitive pressures, this transition is causing our overall segment income to contract as these newer growth products and services replace our traditional products and services. At the same time, we are transitioning the cost structure of our business by taking operating initiatives that improve our overall cost efficiency to mitigate this margin impact. As scale improves on our growth products and services, we expect our margin structure will continue to improve.

  •
  Pension and post-retirement benefit expenses and funding.  We are required to recognize in our consolidated financial statements certain expenses relating to our pension and post-retirement health care and life insurance benefit plans. These expenses are calculated based on several assumptions, including among other things discount rates and expected rates of return on plan assets. Changes in these assumptions can cause significant changes in the combined net periodic expenses we recognize. For the year ended December 31, 2008, we recognized combined net periodic income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 we experienced significant losses on our pension and post-retirement benefit plan assets and we expect to recognize approximately $188 million in non-cash combined net periodic expense in 2009 as compared to combined net periodic income of $14 million in 2008 and expense of $39 million in 2007. Changes to the assumptions in future periods may further increase or decrease our expected combined net periodic expenses beyond 2009.

    With respect to our qualified pension plan, we are not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts we may be required to make cash contributions in the range of $0 to $300 million in 2010 and can give no assurances that we will not be required to make additional cash contributions after 2010. See "Pension and Post-retirement Benefit Expenses and Funding" below for additional information.

        While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in "Risk Factors" in Item 1A of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

        Each of our segments use our network to generate revenue by providing data, Internet, video and voice services to its customers, as described further below. Depending on the products or services purchased, a customer may pay a service activation fee, a monthly service fee, a usage charge or a combination of these.

  •
  Business markets.  This segment provides data, Internet and voice services to our enterprise and government customers.

  •
  Data and Internet services include primarily: growth services such as private line, MPLS and broadband services; other products and services such as data integration, ISDN and hosting services; and traditional services such as frame relay, DIA, ATM and VPN.

  •
  Voice services include local voice services, long-distance voice services and VoIP. Local voice services primarily consist of basic local exchange and switching services. Long-distance voice services include domestic and international long-distance services and toll free services.

  •
  Mass markets.  This segment provides data, Internet, video and voice services and wireless products and services to our mass markets customers, which include consumers and small business customers.

  •
  Data, Internet and video services include primarily broadband services and video services. Our video services include satellite digital television and a limited amount of traditional cable-based digital television. Our satellite digital television services are offered under an arrangement with DIRECTV.

  •
  Voice services include local voice services and long-distance voice services. These services are similar to the services provided to our business markets customers, as described above.

  •
  Wireless products and services include access to a nationwide wireless network and are offered to customers primarily within our local service area.

  •
  Wholesale markets.  This segment provides data, Internet and voice services to our wholesale customers, which include other telecommunications providers.

  •
  Data and Internet services include primarily private line and DIA.

  •
  Voice services include local voice services, long-distance voice services, VoIP and access services. Local voice services include primarily UNEs. Long-distance voice services include domestic and international long-distance services. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

        We also generate other revenue from USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. However, we centrally manage this revenue, and consequently it is not assigned to any of our segments.

        The following table summarizes our results of operations for the years ended December 31, 2008, 2007 and 2006 and the number of employees as of December 31, 2008, 2007 and 2006:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2008	2007	2006	2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
	(Dollars in millions, except per share amounts and employees)
Operating revenue	$13,475	$13,778	$13,923	$(303)	$(145)	(2)%	(1)%
Operating expenses	11,378	12,022	12,368	(644)	(346)	(5)%	(3)%
Other expense—net	998	1,092	998	(94)	94	(9)%	9%

Income before income taxes	1,099	664	557	435	107	66%	19%
Income tax (expense) benefit	(418)	2,253	36	(2,671)	2,217	nm	nm

Net income	$681	$2,917	$593	$(2,236)	$2,324	(77)%	nm

Earnings per share:
Basic	$0.39	$1.59	$0.31	$(1.20)	$1.28	(75)%	nm
Diluted	$0.39	$1.52	$0.30	$(1.13)	$1.22	(74)%	nm
Employees (as of December 31)	32,937	36,843	38,383	(3,906)	(1,540)	(11)%	(4)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

        The following table summarizes our results of operations as a percentage of revenue for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(In percentages)
Operating revenue	100%	100%	100%
Operating expenses	84%	87%	89%
Other expense—net	7%	8%	7%
Income before income taxes	8%	5%	4%
Income tax (expense) benefit	(3)%	16%	0%
Net income	5%	21%	4%

Operating Revenue

  2008 COMPARED TO 2007

        The following table compares our operating revenue by segment for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Operating revenue:
Business markets revenue:
Data and Internet services	$2,637	$2,403	$234	10%
Voice services	1,462	1,509	(47)	(3)%

Total business markets revenue	4,099	3,912	187	5%

Mass markets revenue:
Data, Internet and video services	1,357	1,186	171	14%
Voice services	3,924	4,258	(334)	(8)%
Wireless services	459	535	(76)	(14)%

Total mass markets revenue	5,740	5,979	(239)	(4)%

Wholesale markets revenue:
Data and Internet services	1,411	1,380	31	2%
Voice services	1,860	2,129	(269)	(13)%

Total wholesale markets revenue	3,271	3,509	(238)	(7)%

Other revenue (primarily USF surcharges)	365	378	(13)	(3)%

Total operating revenue	$13,475	$13,778	$(303)	(2)%

        The following table summarizes our total broadband, video and wireless subscribers and access lines by segment as of December 31, 2008 and 2007:

	December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(in thousands)
Total broadband subscribers	2,847	2,611	236	9%

Total video subscribers	798	649	149	23%

Total wireless subscribers	717	824	(107)	(13)%

Access lines:
Business markets	2,636	2,791	(155)	(6)%
Mass markets	7,796	8,707	(911)	(10)%
Wholesale markets	1,133	1,291	(158)	(12)%

Total access lines	11,565	12,789	(1,224)	(10)%

  Business Markets Revenue

        Data and Internet services revenue in our business markets segment increased primarily due to increased volumes in iQ Networking™ and hosting services and a 20% increase in our non-recurring data integration revenue in 2008 compared to 2007. In addition, private line services revenue increased due to higher volumes, partially offset by lower rates. This growth in business markets data and Internet services revenue was partially offset by decreased volumes in traditional data services including frame relay, VPN and DIA.

        Voice services revenue in our business markets segment decreased primarily due to lower local services revenue. This decrease was driven by access line losses resulting from the competitive pressures described in "Business Trends" above.

  Mass Markets Revenue

        We believe continued competitive pressures, wireless substitution and declining general economic conditions negatively impacted our mass markets segment revenue in 2008. The increase in data, Internet and video services revenue did not fully offset the decrease in voice services revenue for the year ended December 31, 2008.

        Data, Internet and video services revenue in our mass markets segment increased primarily due to an increase in broadband subscribers and, to a lesser extent, an increase in video subscribers as of December 31, 2008 compared to December 31, 2007. The growth in broadband services revenue resulted from continuing increases in penetration and, to a lesser extent, increased rates as customers upgraded to higher speed services.

        Voice services revenue in our mass markets segment decreased primarily due to lower local voice services revenue, which was driven by access line losses resulting from the competitive pressures described in "Business Trends" above. In addition, long-distance voice services revenue decreased due to lower volumes and rates.

        Wireless services revenue in our mass markets segment decreased primarily due to fewer wireless subscribers as we transition to selling Verizon Wireless services. Under our wireless service arrangement with Verizon Wireless, we recognize revenue from these services on a net basis as described in "Business Trends" above and we record this revenue in voice services revenue. In addition, lower average rates contributed to the decrease in wireless services revenue for the year ended December 31, 2008. This revenue was entirely generated under our pre-existing wireless services arrangement with a different provider. We currently anticipate that this arrangement will end in 2009.

  Wholesale Markets Revenue

        Data and Internet services revenue in our wholesale markets segment increased primarily due to increased volumes in private line services and DIA services. These increases were partially offset by a decrease in frame relay revenue due to volume.

        Voice services revenue in our wholesale markets decreased primarily due to a decline in long-distance services revenue as a result of lower volumes and, to a lesser extent, lower rates. In addition, local voice services revenue decreased due to declining demand for UNEs and access services revenue decreased primarily due to a 9% decline in volume compared to 2007.

  2007 COMPARED TO 2006

        The following table compares our operating revenue by segment for the years ended December 31, 2007 and 2006:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Operating revenue:
Business markets revenue:
Data and Internet services	$2,403	$2,337	$66	3%
Voice services	1,509	1,629	(120)	(7)%

Total business markets revenue	3,912	3,966	(54)	(1)%

Mass markets revenue:
Data, Internet and video services	1,186	869	317	36%
Voice services	4,258	4,481	(223)	(5)%
Wireless services	535	539	(4)	(1)%

Total mass markets revenue	5,979	5,889	90	2%

Wholesale markets revenue:
Data and Internet services	1,380	1,323	57	4%
Voice services	2,129	2,354	(225)	(10)%

Total wholesale markets revenue	3,509	3,677	(168)	(5)%

Other revenue (primarily USF surcharges)	378	391	(13)	(3)%

Total operating revenue	$13,778	$13,923	$(145)	(1)%

        The following table summarizes our total broadband, video and wireless subscribers and access lines by segment as of December 31, 2007 and 2006:

	December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(in thousands)
Total broadband subscribers	2,611	2,138	473	22%

Total video subscribers	649	411	238	58%

Total wireless subscribers	824	801	23	3%

Access lines:
Business markets	2,791	2,870	(79)	(3)%
Mass markets	8,707	9,430	(723)	(8)%
Wholesale markets	1,291	1,495	(204)	(14)%

Total access lines	12,789	13,795	(1,006)	(7)%

  Business Markets Revenue

        Data and Internet services revenue in our business markets segment increased primarily due to growth in private line, iQ Networking™ and hosting services. This growth in revenue was partially offset by a decline in traditional data services including frame relay, DIA, VPN and Internet dial-up access. Our non-recurring data integration revenue remained flat in 2007 compared to 2006. Internet dial-up access services declined as we de-emphasized these services in 2006 due to advances in technology and the continuing margin decline on these services.

        Voice services revenue in our business markets segment decreased primarily due to lower local voice services revenue. This decrease was driven by access line losses resulting from the competitive pressures described in "Business Trends" above. Long-distance services revenue also decreased due to lower rates, partially offset by increased volumes.

  Mass Markets Revenue

        Data, Internet and video services revenue in our mass markets segment increased primarily due to the increase in broadband subscribers and, to a lesser extent, the increase in video subscribers. The growth in broadband services revenue resulted from continuing increases in penetration as customers migrated from dial-up Internet connections, as well as customers upgrading to higher speed Internet connections.

        Voice services revenue in our mass markets segment decreased primarily due to lower local voice services revenue, which was driven by access line losses resulting from the competitive pressures described in "Business Trends" above.

  Wholesale Markets Revenue

        Data and Internet services revenue in our wholesale markets segment increased primarily due to increased volumes in private line services.

        Voice services revenue in our wholesale markets decreased primarily due to a decline in long-distance services revenue driven by lower volumes as industry consolidation continued to affect our revenue. In addition, local voice services revenue decreased due to declining demand for UNEs and access services revenue decreased primarily due to a 7% decline in volumes compared to 2006.

Operating Expenses

        This section should be read in conjunction with our business trends discussed above.

  2008 COMPARED TO 2007

        The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$2,121	$2,264	$(143)	(6)%
Employee-related costs	1,370	1,383	(13)	(1)%
Equipment sales costs	523	518	5	1%
Other	571	538	33	6%

Total cost of sales	4,585	4,703	(118)	(3)%
Selling:
Employee-related costs	1,169	1,140	29	3%
Marketing, advertising and external commissions	587	602	(15)	(2)%
Other	452	420	32	8%

Total selling	2,208	2,162	46	2%
General, administrative and other operating:
Employee-related costs	489	492	(3)	(1)%
Taxes and fees	589	662	(73)	(11)%
Real estate and occupancy costs	454	445	9	2%
Other	699	1,099	(400)	(36)%

Total general, administrative and other operating	2,231	2,698	(467)	(17)%
Depreciation and amortization	2,354	2,459	(105)	(4)%

Total operating expenses	$11,378	$12,022	$(644)	(5)%

  Cost of Sales (exclusive of depreciation and amortization)

        Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales costs (such as data integration, handsets and modem costs); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

        Facility costs decreased primarily due to lower volumes related to decreases in wholesale markets long-distance services and certain business markets traditional data and Internet services, such as frame relay, VPN and DIA. In addition, facility costs decreased due to the migration of our wireless customers to Verizon Wireless. As previously discussed, we record revenue net of expenses under this agreement. These decreases were partially offset by increased facility costs related to the growth in business markets iQ Networking™, private line and long-distance volumes.

        Employee-related costs decreased primarily due to employee reductions in 2008. These decreases were partially offset by severance charges of approximately $81 million in 2008 related to employee reductions in our network operations. As a result of these employee reductions, we expect total employee-related costs to decrease by approximately 5% to 7% in future periods.

        Equipment sales costs increased primarily due to higher costs corresponding to growth in business data integration revenue. This increase was partially offset by fewer handsets sold as we transition to our new wireless service arrangement from our pre-existing arrangement.

        Other cost of sales increased primarily due to higher professional fees and other costs for operating and maintaining our network.

        As discussed in Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report, during June 2008 floods in the Midwest, particularly Iowa, caused damage to our network. Based on our current assessment, we estimate that cumulative expenditures required for the restoration of our network and physical plant will be less than $20 million, including repairs and equipment replacement. For the year ended December 31, 2008, we incurred repair expenditures of $13 million, which are included in the $20 million estimate.

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

        Employee-related costs increased primarily due to higher costs associated with our sales force in our business markets segment. These increases were partially offset by a decline in the amortization of deferred costs associated with the activation of access lines. Certain customer acquisition costs are deferred up to the amount of any up-front fee and amortized over the expected life of the customer relationship and have been declining in amount as a result of access line losses and promotional waivers of up-front fees.

        Marketing, advertising and external commissions decreased primarily due to higher marketing and advertising costs in 2007 to promote name and brand recognition in our business markets segment and product bundling and broadband services in our mass markets segment. This decrease was partially offset by higher external commission costs in 2008 in our business markets segment.

        Other selling costs increased due to higher professional and other costs in 2008 and a refund associated with a regulatory matter in 2007. These increases were partially offset by a decrease in bad debt expense in our mass markets segment.

  General, Administrative and Other Operating Expenses

        General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as: rents and utilities, including those incurred by our hosting facilities; and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our combined net periodic pension and post-retirement benefits expenses for all eligible employees and retirees.

        Employee-related costs decreased primarily due to lower pension expense partially offset by severance charges of $32 million and an increase in post-retirement benefits expenses. General, administrative and other operating expenses include the combined net periodic expenses of our pension and post-retirement health care and life insurance plans for all eligible employees and retirees. These expenses are a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses.

        We recorded combined net periodic income of $14 million and combined net periodic expense of $39 million for the years ended December 31, 2008 and 2007, respectively. The shift from recording combined net periodic expense to recording combined net periodic income was primarily due to a decrease in net actuarial losses. We expect to record combined net periodic expense of approximately $188 million in 2009. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred. For additional information on our pension and post-retirement plans, see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

        Taxes and fees decreased primarily due to a $40 million favorable property tax settlement recognized in 2008. Excluding this settlement, taxes and fees decreased due to other favorable property tax adjustments.

        Real estate and occupancy costs increased primarily due to higher utility rates and usage, in addition to higher fuel costs to operate our network fleet.

        Other general, administrative and other operating expenses decreased primarily due to the reversal of approximately $33 million of restructuring reserve resulting from the early termination of a lease in 2008 and expenses of $393 million related to securities and other litigation in 2007. For additional information about the consolidated securities action, see "Legal Proceedings" in Item 3 of this report.

Operating Expenses by Segment

        Expenses for each of our segments include direct expenses incurred by the segment and other expenses assigned to the segment. Direct expenses incurred by the segment include segment specific employee-related costs (except for any severance expenses and combined net periodic pension and post-retirement benefits expenses), bad debt, equipment sales costs and other non-employee related costs such as customer support, collections, marketing and advertising. Other expenses assigned to the segments include network expenses, facility costs and other costs such as fleet, product management and real estate costs related to hosting and retail centers. Assigned expenses are determined by applying an activity-based costing methodology. We periodically review the methodology used to assign expenses to our segments. Future changes to the methodology will be reflected in the prior period segment data for comparative purposes.

        We centrally manage expenses for administrative services (such as finance, computer systems development and support, real estate related to office buildings, legal and human resources), severance costs, restructuring charges and pension and post-retirement benefits expenses for all employees and retirees; consequently, these expenses are not assigned to our segments. We evaluate depreciation, amortization, information technology impairment charges and interest expense on a total company basis because we do not allocate assets or debt to specific segments. As a result, these items, along with other non-operating income or expenses, are not assigned to any segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

  Business Markets Expenses

        The following table provides detail regarding our business markets expenses for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Business markets expenses:
Direct segment expenses	$1,240	$1,081	$159	15%
Assigned facility, network and other expenses	1,340	1,299	41	3%

Total business markets expenses	$2,580	$2,380	$200	8%

        Direct segment expenses increased primarily due to higher employee-related costs associated with our sales force, higher external commission costs and higher data integration costs to support growth in data integration revenue. As described in "Business Trends" above, our business markets segment experienced margin contraction for the year ended December 31, 2008 compared to 2007.

        Assigned facility, network and other expenses increased primarily due to higher facility costs related to growth in iQ Networking™ and long-distance volumes. This increase was partially offset by decreased volumes for certain business markets traditional data and Internet services, such as dial-up access, frame relay, VPN and DIA.

        Our business markets revenue, discussed above in "Operating Revenue," combined with these business markets expenses, resulted in segment income of $1.519 billion and $1.532 billion, respectively, and segment margins of 37.1% and 39.2%, respectively, for the years ended December 31, 2008 and 2007.

  Mass Markets Expenses

        The following table provides detail regarding our mass markets expenses for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Mass markets expenses:
Direct segment expenses	$1,299	$1,454	$(155)	(11)%
Assigned facility, network and other expenses	1,580	1,658	(78)	(5)%

Total mass markets expenses	$2,879	$3,112	$(233)	(7)%

        Direct segment expenses decreased primarily due to lower equipment sales costs due to fewer handsets sold as we transition to our new wireless service arrangement, lower marketing and advertising costs and a decline in the amortization of customer acquisition costs associated with the activation of access lines in 2008. A reduction in bad debt expense resulting from lower write-offs and recoveries of previously written-off receivables contributed to the decrease in direct segment expenses in 2008.

        Assigned facility, network and other expenses decreased primarily due to lower facility costs associated with migration of our wireless customers to Verizon Wireless and lower network costs related to employee reductions in our network operations in 2008 as we continued to adjust our workforce to reflect our workload.

        Our mass markets revenue, discussed above in "Operating Revenue," combined with these mass markets expenses, resulted in segment income of $2.861 billion and $2.867 billion, respectively, and segment margins of 49.8% and 48.0%, respectively, for the years ended December 31, 2008 and 2007.

  Wholesale Markets Expenses

        The following table provides detail regarding our wholesale markets expenses for the years ended December 31, 2008 and 2007:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2008	2007	2008 v 2007	2008 v 2007
	(Dollars in millions)
Wholesale markets expenses:
Direct segment expenses	$179	$168	$11	7%
Assigned facility, network and other expenses	1,193	1,346	(153)	(11)%

Total wholesale markets expenses	$1,372	$1,514	$(142)	(9)%

        Direct segment expenses increased primarily due to a refund associated with a regulatory matter in 2007. Excluding the refund in 2007, direct segment expenses decreased slightly in 2008 compared to 2007.

        Assigned facility, network and other expenses decreased primarily due to lower facility costs, largely resulting from the volume decline in long-distance services.

        Our wholesale markets revenue, discussed above in "Operating Revenue," combined with these wholesale markets expenses, resulted in segment income of $1.899 billion and $1.995 billion, respectively, and segment margins of 58.1% and 56.9%, respectively, for the years ended December 31, 2008 and 2007.

  2007 COMPARED TO 2006

        The following table provides further detail regarding our operating expenses:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$2,264	$2,489	$(225)	(9)%
Employee-related costs	1,383	1,424	(41)	(3)%
Equipment sales costs	518	510	8	2%
Other	538	516	22	4%

Total cost of sales	4,703	4,939	(236)	(5)%
Selling:
Employee-related costs	1,140	1,130	10	1%
Marketing, advertising and external commissions	602	582	20	3%
Other	420	433	(13)	(3)%

Total selling	2,162	2,145	17	1%
General, administrative and other operating:
Employee-related costs	492	710	(218)	(31)%
Taxes and fees	662	650	12	2%
Real estate and occupancy costs	445	446	(1)	—%
Other	1,099	708	391	55%

Total general, administrative and other operating	2,698	2,514	184	7%
Depreciation and amortization	2,459	2,770	(311)	(11)%

Total operating expenses	$12,022	$12,368	$(346)	(3)%

  Cost of Sales (exclusive of depreciation and amortization)

        Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); employee-related costs directly attributable to operating and maintaining our network (such as salaries, wages and certain benefits); equipment sales costs (such as data integration, handsets and modem costs); and other cost of sales directly related to our network operations (such as professional fees, materials and supplies and outsourced services).

        Facility costs decreased primarily due to lower volumes related to a decrease in wholesale markets long-distance services revenue and lower costs associated with the de-emphasis of our Internet dial-up services business.

        Employee-related costs decreased primarily due to employee reductions in both years and lower severance costs as we adjusted our workforce in response to productivity improvements, partially offset by additional maintenance work.

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

        Employee-related costs increased primarily due to higher commission costs related to an increased sales force and changes in commission structure in our business markets segment. These increases were partially offset by lower severance costs associated with our call centers.

        Marketing, advertising and external commissions increased primarily due to higher media advertising costs incurred to promote name and brand recognition in our business markets segment. In addition, continued product bundling and broadband promotions in our mass markets segment contributed to higher costs.

        Other selling costs decreased primarily due to a refund associated with a regulatory matter in our wholesale markets segment and lower professional fees, partially offset by increased bad debt expense in our wholesale markets segment. Bad debt expense increased in 2007 to a normal expense level that reflects our write-off experience over the last three years. Our 2006 bad debt expense was lower than 2007 due to non-recurring reductions in our reserve level to reflect improvement in our collections experience.

  General, Administrative and Other Operating Expenses

        General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and USF charges); real estate and occupancy costs (such as: rents and utilities, including those incurred by our hosting facilities; and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our combined net periodic pension and post-retirement benefits expenses for all eligible employees and retirees.

        Employee reductions and lower severance costs contributed to the decrease in employee-related costs in 2007. Employee-related costs decreased primarily due to lower combined net periodic pension and post-retirement benefits expenses as a result of post-retirement benefit plan changes effective in 2007 and net reduced expense associated with the recognition of actuarial gains. General, administrative and other operating expenses include the combined net periodic expenses of our pension and post-retirement health care and life insurance plans for all eligible employees and retirees. These expenses are a function of the amount of benefits earned, interest on benefit obligations, expected return on plan assets, amortization of costs and credits from prior benefit changes and amortization of actuarial gains and losses.

        We recorded combined net periodic pension and post-retirement benefits expenses of $39 million and $203 million for the years ended December 31, 2007 and 2006, respectively. The combined net periodic expenses decreased primarily due to post-retirement benefit plan changes and net reduced expenses associated with the recognition of actuarial gains. Effective January 1, 2007, changes to our benefit plans capped our levels of contributions for certain post-retirement health care benefits and reduced the post-retirement benefit under the life insurance plan, which decreased our liability substantially. Actuarial gains or losses reflect the differences between earlier actuarial assumptions and what actually occurred. The recognized net actuarial loss for this period was reduced primarily due to higher discount rates and higher than expected actual returns on pension assets. For additional information on our pension and post-retirement plans, see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

        Other general, administrative and other operating costs increased primarily due to $393 million of charges related to securities and other legal matters, including the settlement of the claims of certain persons who, at their request, were excluded from the settlement class of the consolidated securities action. For additional information about the consolidated securities action, see "Legal Proceedings" in Item 3 of this report.

Operating Expenses by Segment

        Expenses for each of our segments include direct expenses incurred by the segment and other expenses assigned to the segment. Direct expenses incurred by the segment include segment specific employee-related costs (except for any severance costs and combined net periodic pension and post-retirement benefits expenses), bad debt, equipment sales costs and other non-employee related costs such as customer support, collections, marketing and advertising. Other expenses assigned to the segments include network expenses, facility costs and other costs such as fleet, product management and real estate costs related to hosting and retail centers. Assigned expenses are determined by applying an activity-based costing methodology. We periodically review the methodology used to assign expenses to our segments. Future changes to the methodology will be reflected in the prior period segment data for comparative purposes.

        We centrally manage expenses for administrative services (such as finance, computer systems development and support, real estate related to office buildings, legal and human resources), severance costs, restructuring charges and pension and post-retirement benefits expenses for all employees and retirees; consequently, these expenses are not assigned to our segments. We evaluate depreciation, amortization, information technology impairment charges and interest expense on a total company basis because we do not allocate assets or debt to specific segments. As a result, these items, along with other non-operating income or expenses, are not assigned to any segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

  Business Markets Expenses

        The following table provides detail regarding our business markets expenses for the years ended December 31, 2007 and 2006:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Business markets expenses:
Direct segment expenses	$1,081	$957	$124	13%
Assigned facility, network and other expenses	1,299	1,323	(24)	(2)%

Total business markets expenses	$2,380	$2,280	$100	4%

        Direct segment expenses increased primarily due to higher employee-related costs driven by an increase in our sales force and changes in commission structure. Direct segment expenses also increased due to higher equipment sales costs and, to a lesser extent, higher marketing and advertising and external commission expenses to promote name and brand recognition in the business markets segment.

        Assigned facility, network and other expenses decreased as certain facility costs decreased while others increased. Facility costs related to our traditional data services including frame relay, DIA, and VPN declined, as did costs associated with the de-emphasis of our Internet dial-up services business. Facility costs related to our growth data services, including iQ Networking™, VoIP and private line, increased due to revenue growth.

        Our business markets revenue, discussed above in "Operating Revenue," combined with these business markets expenses, resulted in segment income of $1.532 billion and $1.686 billion, respectively, and segment margins of 39.2% and 42.5%, respectively, for the years ended December 31, 2007 and 2006.

  Mass Markets Expenses

        The following table provides detail regarding our mass markets expenses for the years ended December 31, 2007 and 2006:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Mass markets expenses:
Direct segment expenses	$1,454	$1,499	$(45)	(3)%
Assigned facility, network and other expenses	1,658	1,666	(8)	—%

Total mass markets expenses	$3,112	$3,165	$(53)	(2)%

        Direct segment expenses decreased primarily due to lower employee-related costs as a result of overall employee reductions in our call centers, lower modem and wireless handset sales costs and lower professional fees. These decreases were partially offset by an increase in marketing and advertising expenses as we continued product bundling and broadband promotions.

        Assigned facility, network and other expenses were essentially flat. A decrease in facility costs, primarily driven by the costs of providing long-distance services, was offset by higher fuel costs. In addition, a decrease in employee-related costs due to overall employee reductions in our network operations in both years was offset by additional network maintenance work.

        Our mass markets revenue, discussed above in "Operating Revenue," combined with these mass markets expenses, resulted in segment income of $2.867 billion and $2.724 billion, respectively, and segment margins of 48.0% and 46.3%, respectively, for the years ended December 31, 2007 and 2006.

  Wholesale Markets Expenses

        The following table provides detail regarding our wholesale markets expenses for the years ended December 31, 2007 and 2006:

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2007	2006	2007 v 2006	2007 v 2006
	(Dollars in millions)
Wholesale markets expenses:
Direct segment expenses	$168	$202	$(34)	(17)%
Assigned facility, network and other expenses	1,346	1,480	(134)	(9)%

Total wholesale markets expenses	$1,514	$1,682	$(168)	(10)%

        Direct segment expenses decreased primarily due to a refund associated with a regulatory matter in 2007 and lower call termination fees as a result of one-time charges in 2006 to settle disputes with certain wholesale customers. These decreases were partially offset by an increase in bad debt expense. Bad debt expense increased in 2007 to a normal expense level that reflects write-off experience over the last three years. Our 2006 bad debt expense was lower than 2007 due to non-recurring reductions in our reserve level to reflect improvement in our collections experience.

        Assigned facility, network and other expenses decreased primarily due to lower facility costs as a result of the decline in long-distance services revenue.

        Our wholesale markets revenue, discussed above in "Operating Revenue," combined with these wholesale markets expenses, resulted in segment income of $1.995 billion for each of the years ended December 31, 2007 and 2006 and segment margins of 56.9% and 54.3%, respectively, for the years ended December 31, 2007 and 2006.

  Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2008	2007	2006	2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$2,120	$2,231	$2,381	$(111)	$(150)	(5)%	(6)%
Amortization	234	228	389	6	(161)	3%	(41)%

Total depreciation and amortization	$2,354	$2,459	$2,770	$(105)	$(311)	(4)%	(11)%

        Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease.

        As a result of decisions in 2008 to discontinue certain product offerings, we changed our estimates of the remaining economic lives of certain assets, which accelerated the depreciation and amortization of those assets. This change resulted in additional depreciation and amortization expense of approximately $40 million for the year ended December 31, 2008.

        Amortization expense decreased in 2007 compared to 2006 due to the change in our estimate of average economic lives of capitalized software in January 2007 and lower capital spending on software related assets since 2001. Amortization expense would have been approximately $120 million higher in 2007 had we not changed our estimates of the average economic lives to better reflect the expected period of future use of the software. We did not change our estimates of the average economic lives of capitalized software in 2008.

Other Consolidated Results

        The following table provides detail regarding other expense (income)—net and income tax (expense) benefit:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2008	2007	2006	2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$1,021	$1,095	$1,169	$(74)	$(74)	(7)%	(6)%
Loss on early retirement of debt—net	—	26	5	(26)	21	nm	nm
Gain on sale of assets	—	(7)	(68)	7	61	nm	(90)%
Other—net	(23)	(22)	(108)	(1)	86	5%	(80)%

Total other expense (income)—net	$998	$1,092	$998	$(94)	$94	(9)%	9%

Income tax (expense) benefit	$(418)	$2,253	$36	$(2,671)	$2,217	nm	nm

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

        Interest expense on long-term borrowings and capital leases—net decreased in 2008 compared to 2007 and in 2007 compared to 2006 due to declining debt levels as repayments exceeded new borrowings in each year. In addition, lower interest rates on floating rate debt and interest rate swaps contributed to the decrease in interest expense in 2008. We expect interest expense to increase in 2009 due to our adoption of the Financial Accounting Standards Board, or FASB, Staff Position, or FSP, APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)," or FSP APB 14-1, which is discussed further in "Recently Issued Accounting Pronouncements" below.

        Loss on early retirement of debt—net for 2007 was primarily due to the redemption of $250 million aggregate principal amount of 8 7/8% Debentures due June 1, 2031. The redemption resulted in a loss on early retirement of debt of $18 million.

        In 2006, the gain on sale of assets was primarily due to a sale of real estate of $61 million.

        Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), gains or losses related to fair value interest rate hedges and underlying debt and gains or losses on investments. The change in other—net for the year ended December 31, 2008 compared to 2007 was primarily due to lower tax interest expense, including an interest benefit related to an income tax settlement in 2008, partially offset by lower interest income. The change in other—net for the year ended December 31, 2007 compared to 2006 was primarily due to certain one-time items in 2006, including a gain of $39 million for interest income related to a settlement of certain open issues covered by a tax sharing agreement, a gain recognized on a customer's abandonment of an indefeasible right of use and other non-recurring items.

  Income Tax (Expense) Benefit

        The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate was 38.0% for the year ended December 31, 2008. Excluding the impact of an income tax settlement, our effective income tax rate would have been 37.9% for the year ended December 31, 2008. We currently expect that going forward our effective income tax rate will be in the range of 37% to 39%, excluding the impact of any additional changes to our estimated liability for uncertain tax positions.

        Between 2000 and 2005, we reported a significant cumulative loss and generated substantial net operating loss carryforwards, or NOLs, for income tax purposes. In 2006, we utilized a portion of these NOLs to offset our taxable income; however, we could not sustain a conclusion that it was more likely than not that we would realize any of the remaining NOLs. Consequently, we continued to maintain a valuation allowance against our deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets, including our deferred tax assets related to U.S. federal NOLs. Thus, we reversed a significant portion of the valuation allowance in 2007. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the prior 12 quarters. The reversal of the valuation allowance resulted in an income tax benefit of $2.133 billion for the year ended December 31, 2007 and an increase in our current and non-current deferred tax assets—net on our consolidated balance sheet as of December 31, 2007.

        In 2006, we recognized a $53 million income tax benefit as the result of the settlement of certain open issues covered by a tax sharing agreement.

        For additional information on income taxes, see Note 11—Income Taxes to our consolidated financial statements in Item 8 of this report.

Pension and Post-Retirement Benefits Expenses and Funding

        The rules governing the accounting for our pension and post-retirement benefit plans are complex and are different from the rules and policies governing our funding of these plans. For purposes of determining the accounting funded status and future year net periodic expenses reported in our financial statements, pension and post-retirement benefits assets and obligations are valued annually at December 31 in accordance with the requirements of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 87, "Employers' Accounting for Pensions." Our return on assets and discount rate assumptions are significant variables in making these determinations and are discussed in more detail below under "Critical Accounting Policies and Estimates." For the year ended December 31, 2008, the investment program for pension and post-retirement benefit plan assets produced actual losses of $2.169 billion as compared to expected positive returns of $771 million for a difference of $2.940 billion. Actual returns or losses can vary significantly from year to year. The actual loss on pension plan assets in 2008 was the primary reason that our pension plan turned from a funded position to an unfunded position. As of December 31, 2008, the unfunded status of our pension plan was $745 million, compared to a funded status of $1.672 billion as of December 31, 2007. The unfunded status of our post-retirement benefit plans was $2.509 billion and $2.226 billion as of December 31, 2008 and 2007, respectively. The actual losses on pension and post-retirement benefits plan assets for the year ended December 31, 2008 were partially offset by the estimated impact of $365 million resulting from an increase in our discount rate from 6.3% as of December 31, 2007 to 6.7% as of December 31, 2008. We estimate that pension and post-retirement benefits plans non-cash expenses in 2009 will include approximately $95 million in currently unrecognized net actuarial losses, which will be offset by approximately $99 million in currently unrecognized prior service benefits. We expect to recognize approximately $188 million in non-cash combined net periodic expenses in 2009 as compared to combined net periodic income of $14 million in 2008 and combined net periodic expenses of $39 million in 2007.

        For purposes of determining any funding requirements for our pension plan, our pension assets and obligations are valued annually at December 31 in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008, collectively referred to as ERISA. The ERISA rules and methods of determining the funding requirements for our pension plan are different than the rules governing accounting for this plan. We did not make any cash contributions to the pension plan in 2008. We are not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts we may be required to make contributions in the range of $0 to $300 million in 2010 and can give no assurances that we will not be required to make additional contributions after 2010. Our ultimate cash contribution requirements for 2010 and later, if any, will be materially impacted by the asset values and bond yield variables as prescribed under ERISA, as well as additional guidance as to applicable regulation, and will be subject to future market conditions over the next several years.

        Any funding requirements for our non-qualified pension plan and our post-retirement benefit plans are determined according to company policy and are not subject to ERISA. Our non-qualified pension plan and certain post-retirement benefit plans are unfunded; however, a trust has been established to help cover the health care costs of eligible retirees who are former occupational employees. We did not make any cash contributions to this trust in 2008 and do not expect to make any cash contributions to this trust in 2009. The fair value of the trust assets was $915 million as of December 31, 2008. Assuming that our current asset allocation remains the same and the assets earn an expected long-term rate of return of 8.5%, we believe the trust assets will be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. This period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if we assumed that the rate of return on trust assets were zero and benefit reimbursements remain at projected levels the trust would be exhausted in five years, but if we assumed that the rate of return on trust assets were zero and benefit reimbursements increased by 20%, the trust assets could be exhausted in three years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid directly by us.

        See additional information about our pension and post-retirement benefits in Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Liquidity and Capital Resources

Near-Term View

        We have generated net cash from operating activities in excess of $2.7 billion in each of the past three years. Therefore, although our working capital deficit, or the amount by which our current liabilities exceed our current assets, was $883 million as of December 31, 2008, we believe that our cash on hand, and continued cash flows from operations should be more than sufficient to meet our cash needs through the next twelve months. As discussed further below, this includes: approximately $800 million of debt maturing in the next twelve months, capital expenditures of approximately $1.8 billion and the anticipated payment of quarterly cash dividends totaling approximately $140 million each quarter. In addition, we have $850 million available under our currently undrawn revolving credit facility (referred to as the Credit Facility), which is discussed further below.

        Our working capital deficit was $883 million as of December 31, 2008 compared to $636 million as of December 31, 2007. Our working capital deficit increased by $247 million due to our capital expenditures, an increase in the current portion of long-term borrowings, dividends declared, repurchases of our common stock and net payments of long-term benefits, partially offset by earnings before depreciation, amortization and income taxes.

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

        The Credit Facility is currently undrawn and expires in October 2010. The Credit Facility has 12 lenders with commitments ranging from $15 million to $160 million. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation, or QSC, and are secured by a senior lien on the stock of QC.

        The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in "Legal Proceedings" in Item 3 of this report. In addition, to the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in "Legal Proceedings" in Item 3 of this report, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our Credit Facility and potential restrictions on incurring additional debt under certain provisions of our debt agreements.

        Our business markets, mass markets and wholesale markets segments provide 30%, 43% and 24%, respectively, of our total operating revenue, with the remainder attributable to USF and other services. These segments provide the majority of our consolidated cash flows from operations.

        Capital expenditures totaled $1.777 billion for the year ended December 31, 2008. We anticipate that capital expenditures will be approximately $1.8 billion in 2009; however, amounts spent in individual quarters may vary significantly. We currently do not allocate capital expenditures to our segments.

        On December 10, 2008, our Board of Directors declared a quarterly cash dividend of $0.08 per share totaling approximately $136 million payable on March 6, 2009 to shareholders of record as of February 13, 2009. It is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend.

        On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. For the years ended December 31, 2008 and 2007, we repurchased 95 million and 137 million shares, respectively, of our common stock under this program at a weighted average price per share of $4.49 and $8.54, respectively. As of December 31, 2008, we had repurchased a total of $1.807 billion of common stock under this program; thus $193 million remained available for stock repurchases. In light of current credit market conditions, the Board of Directors has extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008.

Long-Term View

        We have historically operated with a working capital deficit primarily as a result of our significant debt, and it is likely that we will operate with a working capital deficit in the future. We believe that cash provided by operations and our currently undrawn Credit Facility, combined with our current cash position and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Due to recent turmoil in the credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

        Under the terms of our 3.50% Convertible Senior Notes, upon conversion at a time at which the market-based conversion provisions described below are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. The $1.265 billion of 3.50% Convertible Senior Notes was classified as a non-current obligation as of December 31, 2008 and December 31, 2007 because specified, market-based conversion provisions were not met as of those dates. These market-based conversion provisions specify that, when our common stock has a closing price above a specified threshold price for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. This threshold price was $6.55 per share as of December 31, 2008, and will be adjusted further for certain events, such as dividend payments. If our common stock maintains a closing price above the applicable threshold price during certain subsequent periods, the notes would again become available for immediate conversion and the outstanding notes would again be classified as a current obligation. In addition, even if the market-based conversion provisions are not met, holders of our 3.50% Convertible Senior Notes have the option to require us to repurchase their notes for cash equal to par value every five years on November 15, beginning in 2010. We believe that if the trading price of our common stock is below the conversion price on November 15, 2010, the likelihood of holders requiring us to repurchase the notes will increase the more the conversion price exceeds the trading price of our common stock. The conversion price was $5.46 per share as of December 31, 2008 and will be adjusted further for certain events, such as dividend payments.

        As of December 31, 2008, the unfunded status of our pension plan for accounting purposes was $745 million. We are not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts we may be required to make contributions in the range of $0 to $300 million in 2010 and can give no assurances that we will not be required to make additional contributions after 2010.

        As of December 31, 2008, the unfunded status of all of our post-retirement benefit plans was $2.509 billion. Certain of these post-retirement benefit plans are unfunded; however, a trust has been established to help cover the health care costs of retirees who are former occupational employees. We did not make any cash contributions to this trust in 2008 and do not expect to make any cash contributions to this trust in 2009. The fair value of the trust assets was $915 million as of December 31, 2008. Assuming that the trust's current asset allocation remains the same and the trust assets earn an expected long-term rate of return of 8.5%, we believe the trust assets will be adequate to provide reimbursements for our occupational post-retirement health care costs for approximately five years. This period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if we assume that the rate of return on trust assets is zero and benefit reimbursements remain at projected levels the trust would be exhausted in five years, but if we assumed that the rate of return on trust assets were zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in only three years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid directly by us. See additional information about our pension and post-retirement benefits in Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report.

        The Credit Facility makes available to us $850 million of additional credit subject to certain restrictions as described below, is currently undrawn and expires in October 2010. The Credit Facility has 12 lenders with commitments ranging from $15 million to $160 million. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, such provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

  •
  we fail to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

  •
  any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

  •
  judicial proceedings are commenced to foreclose on any of our assets that secure indebtedness in an aggregate principal amount greater than $100 million.

        Upon such a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due such creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in "Legal Proceedings" in Item 3 of this report.

        We may periodically need to obtain financing in order to meet our debt obligations as they come due. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

  •
  revenue and cash provided by operations significantly decline;

  •
  poor economic conditions continue to persist;

  •
  competitive pressures increase;

  •
  holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or require us to repurchase their notes for cash, which they have the right to do every five years on November 15 beginning in 2010;

  •
  we are required to contribute a material amount of cash to our pension or post-retirement benefit plans; or

  •
  we become subject to significant judgments or settlements in one or more of the matters discussed in "Legal Proceedings" in Item 3 of this report.

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

        In December 2008, we filed a universal shelf registration statement, under which we may issue an indeterminate amount of securities in one or more offerings. This registration statement was filed concurrent with the expiration of a universal shelf registration statement that we filed in December 2005. Our ability and willingness to issue securities under our new registration statement will depend on market conditions at the time of any desired offering.

Historical View

        The following table summarizes cash flow activities for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,			Increase/(Decrease)		% Change
	2008	2007	2006	2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,931	$3,026	$2,789	$(95)	$237	(3)%	8%
Used for investing activities	1,693	1,601	1,700	92	(99)	6%	(6)%
Used for financing activities	1,575	1,764	694	(189)	1,070	(11)%	154%

  Operating Activities

        Cash provided by operating activities decreased in 2008 compared to 2007 primarily due to decreased revenue and increased net payments for income taxes related to an income tax settlement. These decreases were partially offset by lower payments for shareholder litigation, facility costs and interest. We made shareholder litigation payments of $209 million and $459 million during the years ended December 31, 2008 and 2007, respectively.

        Cash provided by operating activities increased in 2007 compared to 2006 primarily due to payments for unconditional purchase obligations in 2006 and lower payments for interest, facility costs, marketing and advertising, and employee-related costs in 2007. These items were partially offset by higher payments related to the settlement of securities-related actions and other legal matters.

  Investing Activities

        Cash used for investing activities increased in 2008 compared to 2007 primarily due to increased capital expenditures to support the planned growth in our data and Internet services, partially offset by lower proceeds from the sale of and purchases of investment securities. Our capital expenditures remained flat in 2007 and 2006. We expect our total capital expenditures in 2009 will remain flat at approximately $1.8 billion. We believe this level of spending will sustain our business at existing levels and support our anticipated core growth requirements in areas such as data and Internet services.

        We received net proceeds from the sale of investment securities of $65 million in 2008 and $139 million in 2007. In addition, we reclassified $100 million of cash equivalents to investments in 2007. We received proceeds of $187 million primarily from the sales of our real estate properties, made net purchases of investment securities of $147 million and paid $107 million to acquire OnFiber Communications, Inc. in 2006.

  Financing Activities

        We paid $556 million in dividends, paid $432 million for purchases of our common stock under our stock repurchase program and repaid $631 million of long-term borrowings in 2008. Our proceeds from issuances of common stock decreased $71 million in 2008 compared to 2007.

        We repaid $1.176 billion of debt, issued $500 million of new debt and repurchased $1.170 billion of our common stock under our stock repurchase program in 2007. Our proceeds from issuances of common stock, primarily related to the exercise of previously issued stock options, decreased $92 million in 2007 compared to 2006.

        We repaid $1.180 billion of debt, issued $600 million of new debt and repurchased $209 million of our common stock under our stock repurchase program in 2006. Our proceeds from issuances of common stock in 2006 were $205 million primarily related to the exercise of previously issued stock options. Our financing activities in 2006 also included a decrease of $87 million in book overdrafts.

        We paid no dividends in 2007 and 2006.

        For additional information on our 2008 and 2007 financing activities, see Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

Letters of Credit

        We maintain letter of credit arrangements with various financial institutions for up to $125 million. We had outstanding letters of credit of approximately $82 million as of December 31, 2008.

Credit Ratings

        The table below summarizes our long-term debt ratings as of December 31, 2008 and 2007:

December 31, 2008 and 2007
	Moody's	S&P	Fitch
Corporate rating/Sr. Implied rating	Ba2	BB	NR
Qwest Corporation	Ba1	BBB-	BBB-
Qwest Capital Funding, Inc.	B1	B+	BB
Qwest Communications International Inc.*	Ba3/B1	B+	BB+/BB

    NR = Not rated.

    * = QCII notes have various ratings.

        With respect to Moody's, a rating of Ba is judged to have speculative elements and is subject to substantial credit risk, meaning that the future of the issuer cannot be considered to be well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times. A rating of B is considered speculative and is subject to high credit risk. The "1,2,3" modifiers show relative standing within the major categories, 1 being the highest, or best, modifier in terms of credit quality.

        With respect to S&P, any rating below BBB indicates that the security is speculative in nature. A rating of BBB indicates that there are currently expectations of adequate protection. A rating of BB indicates that the issuer currently has the capacity to meet its financial commitment on the obligation; however, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor's inadequate capacity to meet its financial commitment on the obligation. An obligation rated B is more vulnerable to nonpayment than obligations rated BB, but the obligor currently has capacity to meet its financial commitment on the obligation. Adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation. The plus and minus symbols show relative standing within the major categories.

        With respect to Fitch, any rating below BBB indicates that the security is speculative in nature. A rating of BBB indicates that there are currently expectations of low credit risk. The capacity for payment of financial commitments is considered adequate but adverse changes in circumstances and economic conditions are more likely to impair this capacity. This is the lowest investment grade category. A rating of BB indicates that there is a possibility of credit risk developing, particularly as the result of adverse economic change over time; however, business or financial alternatives may be available to allow financial commitments to be met. The plus and minus symbols show relative standing within major categories.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of the issuers to repay debt obligations as they come due. In general, lower ratings result in higher borrowing costs and impaired ability to borrow under acceptable terms. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Given our current credit ratings, which as shown above are unchanged from December 31, 2007, our ability to raise additional capital under acceptable terms and conditions may be impaired.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

  Near-Term Maturities

        As of December 31, 2008, we had approximately $790 million of long-term debt obligations maturing in the subsequent 12 months, $230 million of which is also included in "Floating Rate Debt" as described below. Although we do not currently intend to refinance any of this maturing debt as it comes due, we would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term debt would decrease annual pre-tax earnings by approximately $8 million.

  Floating-Rate Debt

        One objective of our short-term debt strategy is to take advantage of favorable interest rates by effectively converting floating rate debt to fixed rate debt using interest rate swaps. As of December 31, 2008, we had $980 million of floating-rate debt outstanding, of which $480 million was exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. During 2008, we entered into interest rate swaps related to the other $500 million that have the economic effect of converting the floating interest rates to fixed interest rates until March 2010. A hypothetical increase of 100 basis points in LIBOR relative to the $480 million of floating-rate debt that is exposed to changes in interest rates would decrease annual pre-tax earnings by approximately $5 million.

  Convertible Debt

        Under the terms of our 3.50% Convertible Senior Notes, upon conversion at a time at which the market-based conversion provisions described in "Long-Term View" are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. As of December 31, 2008, $1.265 billion of these notes were outstanding. While these notes were not convertible as of December 31, 2008 because specified, market-based conversion provisions were not met as of that date, these notes would be available for immediate conversion if those provisions are met during certain subsequent periods. In addition, even if these provisions are not met, holders have the option to require us to repurchase the notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We would also be exposed to changes in interest rates at any time that we choose to refinance any portion of this debt. A hypothetical increase of 100 basis points in the interest rate on the refinancing of the entire

$1.265 billion would decrease annual pre-tax earnings by approximately $13 million. See "Long-Term View" above for additional information about the conversion provisions relating to these notes.

  Investments

        As of December 31, 2008, we had $480 million invested in highly liquid cash-equivalent instruments, $90 million invested in auction rate securities and $20 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease annual pre-tax earnings by approximately $6 million.

  Combined Impacts

        The table below summarizes our consolidated interest expense on long-term borrowings and capital leases and consolidated other income for the year ended December 31, 2008 and provides a sensitivity analysis of these expense and income items, as well as net income, assuming 100-basis-point upward and downward shifts in market interest rates over the entire year. This sensitivity analysis only reflects only the impact from borrowings and investments that were outstanding and hedges that were in effect as of December 31, 2008; it does not reflect the impact of maturing or convertible borrowings because they would not have been affected by changes in market interest rates during the periods presented.

	As reported	Assuming +100 basis point shift	Assuming -100 basis point shift
	(Dollars in millions)
2008:
Interest expense on long-term borrowings and capital leases—net	$1,021	$1,026	$1,016
Other income—net	(23)	(29)	(17)
Net income	681	682	680

Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations as of December 31, 2008:

	Payments Due by Period
	2009	2010	2011	2012	2013	2014 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$792	$2,168	$2,151	$1,500	$750	$6,363	$13,724
Capital lease and other obligations	29	14	13	9	7	29	101
Interest on long-term borrowings and capital leases(2)	961	900	757	575	487	4,469	8,149
Operating leases	243	222	191	156	133	810	1,755

Total debt and lease payments	2,025	3,304	3,112	2,240	1,377	11,671	23,729

Other long-term liabilities	5	4	3	3	7	43	65

Purchase commitments:
Telecommunications commitments	77	31	—	—	—	—	108
IRU* operating and maintenance obligations	19	18	18	18	18	150	241
Advertising, promotion and other services(3)	78	49	36	30	29	93	315

Total purchase commitments	174	98	54	48	47	243	664

Non-qualified pension obligation	4	4	3	3	3	53	70
Post-retirement benefit obligation	80	80	80	80	78	1,681	2,079

Total future contractual obligations	$2,288	$3,490	$3,252	$2,374	$1,512	$13,691	$26,607

*
Indefeasible rights of use

(1)
The table does not include:

•
our open purchase orders as of December 31, 2008. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•
other long-term liabilities, such as reserves for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
pension benefits payable to certain eligible current and future retirees, some of which are due under contractual agreements. Benefits paid by our pension plan are paid through a trust, and therefore are not included in this table as we are not able to reliably estimate future required contributions to the trust, if any. As of December 31, 2008, the unfunded status of our pension plan was $745 million. We are not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts we may be required to make contributions in the range of $0 to $300 million in 2010 and can give no assurances that we will not be required to make additional contributions after 2010;

•
certain post-retirement benefits payable to certain eligible current and future retirees. Although we had a $2.509 billion liability recorded on our balance sheet as of December 31, 2008,

    representing the net benefit obligation for all post-retirement health care and life insurance benefits, not all of this amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. Certain of these plans are unfunded and net payments made by us totaled $144 million in 2008, including payments for benefits that are not contractual obligations. Total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $5.8 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. A trust has been established to help cover the health care costs of retirees who are former occupational employees. The fair value of the trust assets was $915 million as of December 31, 2008. Assuming that the trust's current asset allocation remains the same and the assets earn an expected long-term rate of return of 8.5%, we believe that the trust assets will be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid directly by us, and our estimated payments beyond five years are included in the $5.8 billion estimate noted above. This five year period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if we assume that the rate of return on trust assets is zero and benefit reimbursements remain at projected levels the trust would be exhausted in five years, but if we assumed that the rate of return on trust assets were zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in three years. See additional information on our benefits plans in Note 10—Employee Benefits to our consolidated financial statements in Item 8 of this report;

  •
  contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts on December 31, 2008, the contract termination fees (based on minimum commitments) would have been approximately $498 million. Under the same assumption, termination fees for these contracts to purchase goods and services would have been $131 million. In the normal course of business, we believe the payment of these fees is remote; and

  •
  potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

(2)
Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2008.

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

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the consolidated financial statements or in "Future Contractual Obligations" above.

Critical Accounting Policies and Estimates

        We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional information on the application of these and other significant accounting policies, see Note 2—Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this report. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require significant judgments, assumptions or estimates. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Loss Contingencies and Litigation Reserves

        We are involved in several material legal proceedings, as described in more detail in "Legal Proceedings" in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened legal and tax matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted. If a loss is considered reasonably possible, we disclose the item and any determinable estimate of the loss if material but we do not recognize any expense for the potential loss.

        For income tax related matters, prior to January 1, 2007, we recorded a liability computed at the statutory income tax rate if (i) we did not believe that we were more likely than not to prevail on an uncertainty related to the timing of recognition for an item or (ii) we did not believe that it was probable that we would prevail and the uncertainty was not related to the timing of recognition for the item. Effective January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," or FIN 48, and changed our methodology for estimating potential liability for income tax related matters.

        Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the impact of an uncertain tax position that is more likely than not to be sustained upon audit must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. The overall tax liability recorded for uncertain tax positions as of December 31, 2008 and 2007 considers the anticipated utilization of any applicable tax credits and NOLs.

        To the extent we have recorded tax liabilities that are more or less than the actual liability that ultimately results from the resolution of an uncertain tax position, our earnings will be increased or decreased accordingly. Also, as we become aware of new interpretations of relevant tax laws and as we discuss our interpretations with taxing authorities, we may in the future change our assessments of the sustainability of an uncertain tax position or of the amounts that may be sustained upon audit. We believe that the estimates, judgments and assumptions made in accounting for these matters are reasonable, based on information currently available. However, as our assessments change and as uncertain tax positions are resolved, the impact to our consolidated financial statements could be material.

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

Tax Valuation Allowance

        We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets, and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of December 31, 2006, we could not sustain a conclusion that it was more likely than not that we would realize any of our deferred tax assets resulting from our cumulative losses reported in the recent past as well as other factors. Consequently, we maintained a valuation allowance against those deferred tax assets. However during 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets and, therefore, we reversed a significant portion of the valuation allowance. In making our determination, we analyzed, among other things, our forecasts of future earnings and the nature and estimated timing of future deductions and benefits represented by the deferred tax assets. As of December 31, 2008, we again concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, no incremental valuation allowance was deemed necessary. These forecasts and estimates are inherently judgmental and if we had used different assumptions, we may not have reversed the valuation allowance. Also, if forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may again determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations.

Pension and Post-Retirement Benefits

        Pension and post-retirement health care and life insurance benefits attributed to employees' service during the year, as well as interest on benefit obligations, are accrued currently. Prior service costs and actuarial gains and losses are generally recognized as a component of net periodic expense over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately 10 years; (ii) the average remaining life of the employees expected to receive benefits of approximately 20 years; or (iii) the term of the collective bargaining agreement, as applicable. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

        In computing the pension and post-retirement health care and life insurance benefit expenses, the most significant assumptions we make include discount rate, expected rate of return on plan assets, employee mortality and turnover, expected salary and wage increases, expected future cost increases, health care claims experience and our evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees' unions can also significantly impact the amount of expense, benefit obligations and pension assets that we record.

        The discount rate is the rate at which we believe we could effectively settle the benefit obligations as of the end of the year. We set our discount rates each year based upon the yields of high-quality fixed-income investments available at December 31 based on our future expected cash flows of the pension and post-retirement benefit plans. In making the determination of discount rates, we used the average yields of various bond matching sources and the Citigroup Pension Discount Curve.

        The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

        The estimate of our post-retirement benefit obligation with respect to eligible retirees who are former occupational (also referred to as union) employees is based on the terms of our written benefit plans.

        We have a noncontributory qualified defined benefit pension plan, or the "pension plan," for substantially all management and occupational employees. Our post-retirement benefit plans for certain eligible current and future retirees include health care and life insurance benefits. To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the market-related value of the pension plan assets and to the fair value of the post-retirement benefit plan assets adjusted for projected benefit payments to be made from the plan assets. The market-related asset value is a computed value that recognizes changes in fair value of pension plan equity investments over a period of time, not to exceed five years. The five-year weighted average gains and losses related to the equity assets are added to the fair value of bonds and other assets at year-end to arrive at the market-related asset value.

        In accordance with SFAS, No. 87, "Employers' Accounting for Pensions," and as currently permitted by SFAS No. 158, we elected to recognize actual returns on our equity assets ratably over a five year period when computing our market-related value of pension plan assets; the unrecognized portion of actual returns on our equity assets is included in accumulated other comprehensive income. This method has the effect of reducing the impact on costs from annual market volatility that may be experienced from year to year.

        With respect to equity assets held by our pension plan, in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and as currently permitted by SFAS No. 158, we elected to recognize actual returns on these equity assets ratably over a five year period when computing our market-related value of pension plan assets; the unrecognized portion of actual returns on these equity assets is included in accumulated other comprehensive income. This method has the effect of reducing the impact on expenses of market volatility that may be experienced from year to year. With respect to bonds and other assets held by our pension plan and with respect to the assets held by our post-retirement benefit plans, we did not elect to recognize actual returns on these assets using this five-year ratable method. Therefore, the full impact of annual market volatility for these assets is reflected in the subsequent year's net periodic combined benefits expense.

        Changes in any of the assumptions we use in computing the pension and post-retirement health care and life insurance benefit expenses could have a material impact on various components that comprise these expenses. Factors considered include the strength or weakness of the investment markets, changes in the composition of the employee base, fluctuations in interest rates, significant employee hiring or downsizings, the legal basis for plan amendments, medical cost trends and changes in our collective bargaining agreements. Changes in any of these factors could impact general, administrative and other operating expenses in the consolidated statements of operations as well as the value of the asset, liability and accumulated other comprehensive income of stockholders' (deficit) equity on our consolidated balance sheets. Changes in the fair value of plan assets can have a material impact on our stockholders' (deficit) equity. If our assumed expected rates of return for 2008 were 100 basis points lower, the impact would have been to increase the pension and post-retirement benefit expenses by $96 million. If our assumed discount rates for 2008 were 100 basis points lower, the impact would have been to increase the pension and post-retirement benefit expenses by $44 million and to increase our accumulated deficit by $923 million.

        The trusts for the pension and post-retirement benefits plans hold investments in equities, fixed income, real estate and other assets such as private equity assets. The assets held by these trusts are reflected at estimated fair value as of December 31. The fair value of a significant amount of the assets held by the plans are determined via reference to quoted market prices in active markets or significant observable inputs such as quoted prices for similar assets in active markets. For instance, the fair value of exchange traded securities is based on the last reported sales price and the fair value of over-the-counter securities is based on the last reported bid price.

        Additionally, the fair values of a significant amount of the assets held by these trusts are not available by reference to quoted market prices or significant observable inputs as of December 31. As a consequence, we believe there is a risk that the fair value of the harder to value assets held by the trusts could be significantly different from our estimates.

        The methods used to value investments in the absence of observable market prices are described below.

        Investments in commingled funds give the investor the right, subject to predetermined redemption procedures, to redeem their investment at the current share price which reflects the market value of the underlying investments. This value, referred to as net asset value, is generally used as our reported fair value of the commingled funds.

        Investments in general or limited partnerships (including private equity, real estate and other investments) do not have an observable market and are generally reported at fair value as determined by the partnership. The partnership uses valuation methodologies that give consideration to a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment (for example: industry, capital structure or strategy), market conditions, trading values on comparable public securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of judgment. For some investments, the fair value provided by the partnership is as of a date prior to our measurement date. In these situations, we adjust the value for subsequent cash flows and review the fair value based on the latest information provided by the partnership. We also adjust these valuations to reflect the impact of any significant events that have occurred since the last valuation date.

        We monitor and evaluate the reasonableness of assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and general partners.

Revenue Recognition and Related Reserves

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments received, primarily activation fees and installation charges, as well as the associated customer acquisition costs, are deferred and recognized over the expected customer relationship period, which ranges from one to five years. Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, total consideration is allocated to each element based on the relative fair values of the separate elements and the revenue associated with each element is recognized as earned. If these criteria are not satisfied, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

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

        Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $300 million or increased depreciation by approximately $410 million, respectively. The effect of a one half year increase or decrease in the estimated remaining useful lives of our capitalized software would have decreased amortization by approximately $30 million or increased amortization by approximately $40 million, respectively.

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

Derivative Financial Instruments

        We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower's overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower's overall debt portfolio.

        We recognize all derivatives on our consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument.

        For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive income on our consolidated balance sheets any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense

(income)—net in our consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item.

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

        For additional information on our derivative financial instruments, see Note 8—Borrowings to our consolidated financial statements in Item 8 of this report.

Investment Impairment Analysis

        As part of our cash management strategy, we have a variety of investments for which we are required to determine the fair value. Many of these investments are valued using published prices; other investments require judgment to determine the assumptions and factors that we should use to determine their fair value. We recognize changes in the fair value of certain investments in our consolidated statements of operations. However, changes in the fair value of other investments, specifically securities that are classified as "available-for-sale," are treated differently. Changes in the fair value of available-for-sale investments are recognized in other comprehensive income on our consolidated balance sheets unless the change in value is considered to be an other-than-temporary impairment, in which case we recognize the decrease in value in other expense (income) in our consolidated statements of operations.

        An available-for-sale investment is considered to be impaired if it loses value. When an available-for-sale investment is impaired, we are required to perform an analysis to determine whether the impairment is temporary or other-than-temporary. As noted above, a temporary impairment is recorded as a charge to other comprehensive income and an other-than-temporary impairment is recorded as a charge to other expense (income). The determination of the type of impairment requires judgment. We evaluate the extent of the impairment, the credit rating of the securities and the issuer, whether the issuer continues to make the contractual cash payments, whether we believe the issuer will be able to continue to make the payments until the value recovers or the securities mature and our ability and intent to hold the investment until its value recovers or the securities mature. We may determine that the decline in fair value of an investment is other-than-temporary if our analysis of these factors indicates that we do not believe we will recover our investment in the securities.

Recently Adopted Accounting Pronouncements

        Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Our valuation methods used in 2008 are consistent with those used in prior years and, therefore, the adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. See Note 3—Fair Value of Financial Instruments to our consolidated financial statements in Item 8 of this report for additional information.

        Effective January 1, 2008, we also adopted SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159. Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities that currently are not required to be recorded at fair value. Therefore, the adoption of this standard has not had any impact on our financial position or results of operations.

        Effective January 1, 2007, we adopted FIN 48. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of this report for additional information.

Recently Issued Accounting Pronouncements

        In May 2008, the FASB issued FSP APB 14-1, which requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The liability component is measured so that the effective interest expense associated with the convertible debt reflects the issuer's borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This FSP applies to our 3.50% Convertible Senior Notes and will be effective for us beginning on January 1, 2009. This FSP will be applied retrospectively to all periods that will be presented in our consolidated financial statements beginning after January 1, 2009. Upon adoption, we will retrospectively record a decrease in the book value of our 3.50% Convertible Senior Notes of approximately $100 million as of December 31, 2008, an increase in additional paid-in capital and a cumulative effect of a change in accounting principles in our consolidated financial statements, and we will begin recording an additional non-cash interest expense of approximately $50 million per year. The additional interest expense, net of taxes, will reduce net income by approximately $30 million per year, or $0.02 per basic and diluted share. We will continue to record this additional interest expense over the expected life of the debt.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in Item 7 of this report is incorporated herein by reference.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qwest Communications International Inc.:

We have audited the accompanying consolidated balance sheets of Qwest Communications International Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qwest Communications International Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 11 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, and as discussed in note 10 to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Qwest Communications International Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 12, 2009

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$13,475	$13,778	$13,923
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	4,585	4,703	4,939
Selling	2,208	2,162	2,145
General, administrative and other operating	2,231	2,698	2,514
Depreciation and amortization	2,354	2,459	2,770

Total operating expenses	11,378	12,022	12,368

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	1,021	1,095	1,169
Loss on early retirement of debt—net	—	26	5
Gain on sale of assets	—	(7)	(68)
Other—net	(23)	(22)	(108)

Total other expense (income)—net	998	1,092	998

Income before income taxes	1,099	664	557
Income tax (expense) benefit	(418)	2,253	36

Net income	$681	$2,917	$593

Earnings per share:
Basic	$0.39	$1.59	$0.31
Diluted	$0.39	$1.52	$0.30
Weighted average shares outstanding:
Basic	1,728,731	1,829,244	1,889,857
Diluted	1,736,587	1,920,766	1,971,545

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$565	$902
Accounts receivable—net of allowance of $129 and $145, respectively	1,465	1,576
Deferred income taxes—net	572	654
Prepaid expenses and other	368	441

Total current assets	2,970	3,573
Property, plant and equipment—net	13,045	13,671
Capitalized software—net	875	853
Deferred income taxes—net	2,208	1,584
Prepaid pension—net	—	1,672
Other	1,084	1,179

Total assets	$20,182	$22,532

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$820	$601
Accounts payable	820	1,008
Accrued expenses and other	1,641	1,999
Deferred revenue and advance billings	572	601

Total current liabilities	3,853	4,209
Long-term borrowings—net of unamortized debt discount and other of $166 and $190, respectively	12,839	13,650
Post-retirement and other post-employment benefits obligations	2,457	2,154
Pension obligations	775	34
Deferred revenue	519	538
Other	1,188	1,384

Total liabilities	21,631	21,969

Commitments and contingencies (Note 17)
Stockholders' (deficit) equity:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,713,521 and 1,792,508 shares issued, respectively	17	18
Additional paid-in capital	42,003	42,344
Treasury stock—6,767 and 5,221 shares, respectively (including 62 shares held in rabbi trusts at both dates)	(20)	(18)
Accumulated deficit	(42,962)	(43,084)
Accumulated other comprehensive (loss) income	(487)	1,303

Total stockholders' (deficit) equity	(1,449)	563

Total liabilities and stockholders' (deficit) equity	$20,182	$22,532

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Operating activities:
Net income	$681	$2,917	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,354	2,459	2,770
Deferred income taxes	469	(2,283)	(5)
Provision for bad debt—net	162	173	155
Loss on early retirement of debt—net	—	26	5
Gain on sale of assets	—	(7)	(68)
Other non-cash charges—net	125	68	57
Changes in operating assets and liabilities:
Accounts receivable	(65)	(142)	(223)
Prepaid expenses and other current assets	42	11	168
Accounts payable and accrued expenses and other current liabilities	(530)	23	(372)
Deferred revenue and advance billings	(48)	12	(33)
Other non-current assets and liabilities	(259)	(231)	(258)

Cash provided by operating activities	2,931	3,026	2,789

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,777)	(1,669)	(1,632)
Proceeds from sale of property and equipment	15	29	187
Proceeds from sale of investment securities	65	203	70
Purchases of investment securities	—	(64)	(217)
Reclassification of cash equivalent to investment (see Note 4)	—	(100)	—
Acquisition of OnFiber Communications, Inc.	—	—	(107)
Other	4	—	(1)

Cash used for investing activities	(1,693)	(1,601)	(1,700)

Financing activities:
Proceeds from long-term borrowings	—	500	600
Repayments of long-term borrowings, including current maturities	(631)	(1,176)	(1,180)
Proceeds from issuances of common stock	42	113	205
Dividends paid	(556)	—	—
Repurchases of common stock	(432)	(1,170)	(209)
Early retirement of debt costs	—	(15)	(9)
Other	2	(16)	(101)

Cash used for financing activities	(1,575)	(1,764)	(694)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(337)	(339)	395
Beginning balance	902	1,241	846

Ending balance	$565	$902	$1,241

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

AND COMPREHENSIVE (LOSS) INCOME

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Treasury Stock at cost	Accumulated Deficit	AOCI(L)(1)	Total	Comprehensive Income (Loss)
	(Shares in thousands)	(Dollars in millions)
Balance as of December 31, 2005	1,866,360	$43,309	$(17)	$(46,500)	$(9)	$(3,217)
Net income	—	—	—	593	—	593	$593
Other comprehensive income—net of taxes of $0	—	—	—	—	9	9	9

Total comprehensive income							$602

Initial impact upon adoption of SFAS No. 158:
Pension—net of deferred taxes of $0	—	—	—	—	210	210
Other post-retirement benefit obligations—net of deferred taxes of $0	—	—	—	—	873	873
Common stock repurchases	(26,027)	(209)	—	—	—	(209)
Common stock issuances:
Stock options exercised	43,213	181	—	—	—	181
Employee stock purchase plan	1,543	10	—	—	—	10
401(k) plan trustee discretionary purchases	1,906	14	—	—	—	14
Extinguishment of debt	8,593	66	—	—	—	66
Other	5,061	32	(7)	—	—	25

Balance as of December 31, 2006	1,900,649	43,403	(24)	(45,907)	1,083	(1,445)
Net income	—	—	—	2,917	—	2,917	$2,917
Other comprehensive income—net of taxes:
Pension—net of deferred taxes of $150	—	—	—	—	237	237	237
Other post-retirement benefit obligations, net of deferred taxes of $37	—	—	—	—	(15)	(15)	(15)
Unrealized loss on investments, net of deferred taxes of $1	—	—	—	—	(2)	(2)	(2)

Total comprehensive income—net							$3,137

Dividends declared	—	—	—	(142)	—	(142)
Impact upon adoption of FIN 48	—	—	—	48	—	48
Common stock repurchases	(136,974)	(1,172)	—	—	—	(1,172)
Common stock issuances:
Stock options exercised	18,904	84	—	—	—	84
Employee stock purchase plan	1,707	12	—	—	—	12
401(k) plan trustee discretionary purchases	2,058	17	—	—	—	17
Other	943	18	6	—	—	24

Balance as of December 31, 2007	1,787,287	42,362	(18)	(43,084)	1,303	563
Net income				681		681	$681
Other comprehensive loss—net of taxes:
Pension—net of deferred taxes of $950	—	—	—	—	(1,501)	(1,501)	(1,501)
Other post-retirement benefit obligations, net of deferred taxes of $142	—	—	—	—	(267)	(267)	(267)
Unrealized losses on derivative instruments, net of deferred taxes of $3	—	—	—	—	(6)	(6)	(6)
Unrealized losses on auction rate securities and other, net of deferred taxes of $10	—	—	—	—	(16)	(16)	(16)

Total comprehensive loss—net							$(1,109)

Dividends declared				(550)		(550)
Common stock repurchases	(95,386)	(430)	—	—	—	(430)
Common stock issuances:
Stock options exercised	703	3				3
Employee stock purchase plan	3,409	12				12
401(k) plan trustee discretionary purchases	7,527	27				27
Other	3,213	46	(2)	(9)		35

Balance as of December 31, 2008	1,706,753	$42,020	$(20)	$(42,962)	$(487)	$(1,449)

(1)
Accumulated Other Comprehensive Income (Loss)

The accompanying notes are an integral part of these consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2008, 2007 and 2006

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries. References in this report to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Business and Background

        We provide data, Internet, video and voice services nationwide and globally. We generate the majority of our revenue from services provided within the 14-state region of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming. We refer to this region as our local service area.

        In April 2008, we signed a five-year agreement with Verizon Wireless to market and sell its wireless products and services under its brand name to our mass markets and business markets customers beginning in the third quarter of 2008. We recognize revenue from services offered under this Verizon Wireless arrangement on a net basis, whereas we recognize revenue from services provided under a pre-existing arrangement that we have with a different provider on a gross basis. This results in lower revenue and lower expenses under our Verizon Wireless arrangement when compared to the pre-existing arrangement. We continue to provide wireless services to our mass markets and business markets customers under the pre-existing arrangement, which we currently anticipate will end in 2009. We record revenue from our Verizon Wireless arrangement in voice services revenue and revenue from the pre-existing arrangement in wireless services revenue.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

        In light of regulatory changes in 2007 and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, in 2008 we made changes to the legal organization of some of our subsidiaries and moved some of our operations among our subsidiaries. To reflect the impact these changes would have had if they had been implemented in prior periods, we recast certain financial information for the years ended December 31, 2007 and 2006 that is presented in Note 21—Financial Statements of Guarantors. We continue to evaluate other ways to better organize the legal structure and operations of our subsidiaries and may make additional changes to the legal structure and operations of our subsidiaries in the future.

Reclassifications

        During 2008, we changed the definitions we use to classify expenses as cost of sales, selling expenses or general, administrative and other operating expenses. Operating expenses are now reported as follows:

  •
  Cost of sales are costs incurred in providing products and services to our customers. These include: facility costs (which are third-party telecommunications expenses we incur for using other carriers' networks rather than our own network to provide services to our customers);

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

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

  •
  General, administrative and other operating expenses are corporate overhead and other operating costs. These include: employee-related costs for administrative functions (such as salaries, wages and certain benefits); taxes and fees (such as property and other taxes and Universal Service Fund, or USF, charges); real estate and occupancy costs (such as: rents and utilities, including those incurred by our hosting facilities; and fleet costs); and other general, administrative and other operating costs (such as professional fees, outsourced services, litigation related charges and general computer systems support services). These expenses also include our pension and post-retirement expenses for all eligible employees and retirees.

        We believe these changes: more closely align cost of sales with our network, facilities and equipment costs; align selling costs with our direct business unit costs; provide detail on our general, administrative and other operating costs; and allow users of our consolidated financial statements to better understand our cost structure and the way we manage our business. These expense classifications may not be comparable to those of other companies. These changes had no impact on total operating expenses or net income for any period. To reflect the impact these changes would have had if they had been implemented in prior periods, we have reclassified certain financial information for the years ended December 31, 2007 and 2006 that is presented in these consolidated financial statements.

        We have also reclassified certain other prior year revenue, expense and cash flow amounts to conform to the current year presentation.

Use of Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension and post-retirement benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations and our consolidated statements of cash flows. We also make estimates in our assessments of potential

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

losses in relation to threatened or pending tax and legal matters. See Note 11—Income Taxes and Note 17—Commitments and Contingencies for additional information.

  •
  For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

  •
  For matters related to income taxes and in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No benefit from an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions recorded under FIN 48.

        For all of these and other matters, actual results could differ from our estimates.

Revenue Recognition

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation fees and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from one to five years. We also defer costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of deferral of revenue on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable based on objective evidence. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to each element based on the relative fair values of the separate elements. The revenue associated with each element is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount attributable to the equipment sale as long as all the conditions for revenue recognition have been satisfied. Any portion of the advance payment in excess of the relative fair value of the equipment is recognized ratably over the longer of the contractual period or the expected customer relationship period. These conditions include: (i) whether the equipment has stand alone value from other services in the arrangement; (ii) whether delivery has occurred or services have been rendered; (iii) whether the customer has fully accepted the equipment; (iv) whether the amount charged and the fair value for each separate element is known; and (v) whether collectibility is reasonably assured. If these criteria are not satisfied, the total advance payment is deferred and recognized ratably over the longer of the contractual period or the expected customer relationship period.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

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

        We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. For example, the revenue from video and wireless services that we offer through sales agency relationships is reported on a net basis, while the revenue from resold conferencing services is reported on a gross basis. Our evaluation and ultimate determination of gross or net reporting is based on indicators provided in FASB Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

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

USF, Gross Receipts Taxes and Other Surcharges

        In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the taxes on a gross basis and include them in our revenue and general, administrative and other operating expenses. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net method and do not include them in our revenue and general, administrative and other operating expenses.

        Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $391 million, $389 million and $402 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

        Costs related to advertising are expensed as incurred. Advertising expense was $411 million, $460 million and $442 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in selling expenses and general, administrative and other operating expenses in our consolidated statements of operations.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

Legal Costs

        In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

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

Income Taxes and Tax Valuation Allowance

        The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions, including interest. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards ("NOLs"), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

        We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits ratably over the estimated service lives of the related assets as a credit to our income tax (expense) benefit in our consolidated statements of operations.

        We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Prior to 2006, we had a history of losses and, as a result, we recognized a valuation allowance for our net deferred tax assets. A significant portion of our net deferred tax assets relate to tax benefits attributable to NOLs.

        Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. During 2007, we determined that it was more likely than not that we would realize the majority of our deferred tax assets, including those related to U.S. federal NOLs and, as a result, we reversed the valuation allowance recorded on the majority of our net deferred tax assets. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

deferred tax assets and our cumulative earnings for the 12 quarters preceding the reversal of our valuation allowance. As of December 31, 2008, we again concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, no incremental valuation allowance was deemed necessary. See Note 11—Income Taxes for additional information.

Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. In evaluating investments for classification as cash equivalents, we require that individual securities have original maturities of three months or less and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

        Book overdrafts occur when checks have been issued but have not been presented to certain controlled disbursement bank accounts for payment. These bank accounts allow us to delay funding of issued checks until the checks are presented for payment. A delay in funding results in a temporary source of financing. The activity related to book overdrafts is shown as financing activities in our consolidated statements of cash flows. Book overdrafts are included in accounts payable on our consolidated balance sheets. As of December 31, 2008 and 2007, the book overdraft balance was $37 million and $32 million, respectively.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

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

Capitalized Software

        Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line group method over its estimated useful life. We capitalize certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which we expect to benefit from the use of that software. We review the economic lives of our capitalized software annually.

Impairment of Long-Lived Assets

        We review long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

        Goodwill and other long-lived intangible assets with indefinite lives, such as trademarks and trade names are reviewed for impairment annually or whenever an event occurs or circumstances change that would indicate that an impairment may have occurred. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, goodwill and other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. In July 2008, we completed our annual review and determined that the fair value of our indefinite-lived intangible assets exceeds their carrying amount, which totaled $50 million as of December 31, 2008. Accordingly, no impairment charge was recorded in 2008.

Derivative Financial Instruments

        We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower's overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the effect of which is to eliminate some portion of the variability in the fair value of the borrower's overall debt portfolio.

        We account for derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities (as amended)," ("SFAS No. 133"). We recognize all derivatives on our consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument. Cash flows from derivative instruments that are fair value hedges or cash flow hedges are classified in cash flows from operations.

        For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record any changes in the fair value of the derivative in accumulated other comprehensive income on our consolidated balance sheets. We then reclassify these amounts into earnings as the underlying

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our consolidated statements of operations the changes in fair value of the derivative and the fair value of the underlying hedged item.

        We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively with respect to that derivative. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges. See Note 8—Borrowings for additional information.

Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, interest rate hedges and borrowings. The carrying values of accounts receivable and accounts payable approximate their fair values. See Note 3—Fair Value of Financial Instruments for a more detailed discussion of the fair value of our other financial instruments.

Pension and Post-Retirement Benefits

        Pension and post-retirement health care and life insurance benefits attributed to eligible employees' service during the year, as well as interest on benefit obligations, are accrued currently. Prior service costs and actuarial gains and losses are generally recognized as a component of net periodic expense over one of the following periods: (i) the average remaining service period of the employees expected to receive benefits of approximately 10 years; (ii) the average remaining life of the employees expected to receive benefits of approximately 20 years; or (iii) the term of the collective bargaining agreement, as applicable. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method.

        In computing the pension and post-retirement health care and life insurance benefits expenses, the most significant assumptions we make include discount rate, expected rate of return on plan assets, employee mortality and turnover, expected salary and wage increases, expected future cost increases, health care claims experience and our evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees' unions can also significantly impact the amount of expense, benefit obligations and pension assets that we record.

        The discount rate is the rate at which we believe we could effectively settle the benefit obligations as of the end of the year. We set our discount rates each year based upon the yields of high-quality fixed-income investments available at December 31 based on our future expected cash flows of the pension and post-retirement benefit plans. In making the determination of discount rates, we used the average yields of various bond matching sources and the Citigroup Pension Discount Curve.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

        The expected rate of return on plan assets is the long-term rate of return we expect to earn on plan assets. The rate of return is determined by the strategic allocation of the plan assets and the long-term risk and return forecast for each asset class. The forecast for each asset class is generated primarily from an analysis of the long-term expectations of various investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

        The estimate of our post-retirement benefit obligation with respect to eligible retirees who are former occupational (also referred to as union) employees is based on the terms of our written benefit plans.

        We have a noncontributory qualified defined benefit pension plan, or the pension plan, for substantially all management and occupational employees. Our post-retirement benefit plans for certain eligible current and future retirees include health care and life insurance benefits. To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the market-related value of the pension plan assets and to the fair value of the post-retirement plan assets adjusted for projected benefit payments to be made from the plan assets. The market-related asset value is a computed value that recognizes changes in fair value of plan equity investments over a period of time, not to exceed five years. The five-year weighted average gains and losses related to the equity assets are added to the fair value of bonds and other assets at year-end to arrive at the market-related asset value. We recognize actual returns on our equity assets ratably over a five-year period when computing our market-related value of pension plan assets; the unrecognized portion of actual returns on our equity assets is included in accumulated other comprehensive income. This method has the effect of reducing the impact on expenses from annual market volatility that may be experienced from year to year.

        With respect to equity assets held by our pension plan, in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and as currently permitted by SFAS No. 158, we elected to recognize actual returns on these equity assets ratably over a five year period when computing our market-related value of pension plan assets; the unrecognized portion of actual returns on these equity assets is included in accumulated other comprehensive income. This method has the effect of reducing the impact on expenses of market volatility that may be experienced from year to year. With respect to bonds and other assets held by our pension plan and with respect to the assets held by our post-retirement benefit plans, we did not elect to recognize actual returns on these assets using this five-year ratable method. Therefore, the full impact of annual market volatility for these assets is reflected in the subsequent year's net periodic combined benefits expense.

        The trusts for the pension and post-retirement benefits plans hold investments in equities, fixed income, real estate and other assets such as private equity assets. The assets held by these trusts are reflected at estimated fair value as of December 31. The fair value of a significant amount of the assets held by the plans are determined via reference to quoted market prices in active markets or significant observable inputs such as quoted prices for similar assets in active markets. For instance, the fair value of exchange traded securities is based on the last reported sales price and the fair value of over-the-counter securities is based on the last reported bid price.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

        Additionally, the fair values of a significant amount of the assets held by these trusts are not available by reference to quoted market prices or significant observable inputs as of December 31. As a consequence, we believe there is a risk that the fair value of the harder to value assets held by the trusts could be significantly different from our estimates.

        The methods used to value investments in the absence of observable market prices are described below.

        Investments in commingled funds give the investor the right, subject to predetermined redemption procedures, to redeem their investment at the current share price which reflects the market value of the underlying investments. This value, referred to as net asset value, is generally used as our reported fair value of the commingled funds.

        Investments in general or limited partnerships (including private equity, real estate and other investments) do not have an observable market and are generally reported at fair value as determined by the partnership. The partnership uses valuation methodologies that give consideration to a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment (for example: industry, capital structure or strategy), market conditions, trading values on comparable public securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of judgment. For some investments, the fair value provided by the partnership is as of a date prior to our measurement date. In these situations, we adjust the value for subsequent cash flows and review the fair value based on the latest information provided by the partnership. We also adjust these valuations to reflect the impact of any significant events that have occurred since the last valuation date.

        We monitor and evaluate the reasonableness of assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and general partners.

Investment Impairment Analysis

        Changes in the fair value of an available-for-sale investment are recognized in other comprehensive income on our consolidated balance sheets unless the change in value is considered to be an other-than-temporary impairment. The change in the fair value of an available-for-sale investment that loses value is evaluated to determine whether the impairment is either temporary or other-than-temporary. A temporary impairment is recorded as a charge to other comprehensive income on our consolidated balance sheets and an other-than-temporary impairment is recorded as a charge to other expense (income) in our consolidated statements of operations. Factors we consider in determining whether an impairment is other-than-temporary are the extent of the impairment, the credit rating of the securities and the issuer, whether the issuer continues to make the contractual cash payments, whether we believe the issuer will be able to continue to make the contractual payments until the value recovers or the securities mature and our ability and intent to hold the investment until its value recovers or the securities mature. We may determine that the decline in fair value of an investment is other-than-temporary if our analysis of these factors indicates that we do not believe we will recover our investment in the securities.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 2: Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Pronouncements

        Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Our valuation methods used in 2008 are consistent with those used in prior years and, therefore, the adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. See Note 3—Fair Value of Financial Instruments for additional information.

        Effective January 1, 2008, we also adopted SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Although we have adopted this standard, we have not yet elected the fair value option for any assets or liabilities that currently are not required to be recorded at fair value. Therefore, the adoption of this standard has not had any impact on our financial position or results of operations.

        Effective January 1, 2007, we adopted FIN 48. See Note 11—Income Taxes for additional information.

Recently Issued Accounting Pronouncements

        In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The liability component is measured so that the effective interest expense associated with the convertible debt reflects the issuer's borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This FSP applies to our 3.50% Convertible Senior Notes due 2025 ("3.50% Convertible Senior Notes") and will be effective for us beginning on January 1, 2009. This FSP will be applied retrospectively to all periods that will be presented in our consolidated financial statements beginning after January 1, 2009. Upon adoption, we will retrospectively record a decrease in the book value of our 3.50% Convertible Senior Notes of approximately $100 million as of December 31, 2008, an increase in additional paid-in capital and a cumulative effect of a change in accounting principles in our consolidated financial statements, and we will begin recording an additional non-cash interest expense of approximately $50 million per year. The additional interest expense, net of taxes, will reduce net income by approximately $30 million per year, or $0.02 per basic and diluted share. We will continue to record this additional interest expense over the expected life of the debt.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 3: Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, short-term and long-term investments (including auction rate securities and an investment fund), accounts receivable, accounts payable, interest rate hedges and borrowings. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. The fair values for our short-term and long-term investments, interest rate hedges and borrowings are described below.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by SFAS No. 157 prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, we use valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value.

        The table below presents the input levels used to determine the fair values of our other financial instruments for the years ended December 31, 2008 and 2007:

		Fair value as of December 31,
	Level	2008	2007
		(Dollars in millions)
Assets:
Auction rate securities	3	$90	$116
Investment fund	3	20	89

Total assets		$110	$205

Liabilities:
Long-term borrowings	1 & 2	$11,043	$14,590
Interest rate hedges	3	8	—

Total liabilities		$11,051	$14,590

        The three levels of the hierarchy are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets
Level 2
Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3
Inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 3: Fair Value of Financial Instruments (Continued)

        The fair value of our auction rate securities was determined using a discounted cash flow model that takes into consideration the interest rate of the securities, the probability that we will be able to sell the securities in an auction or that the securities will be redeemed early, the probability that a default will occur and its severity, a discount rate and other factors.

        The fair value of our investment fund was based on the asset values of the securities underlying the fund.

        The fair value of our interest rate hedges was determined using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rate ("LIBOR"). The debt underlying the fair value hedges was valued using projected future cash flows, discounted at mid-market implied forward LIBOR, plus a constant spread above LIBOR determined at the inception of the hedging relationship. These valuations were determined excluding accrued interest.

        The fair values of our long-term borrowings are based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates. Unlike the items listed above, our long-term borrowings are reflected on our consolidated balance sheets at original cost net of unamortized discounts and premiums, not at fair value.

        A rollforward of the instruments valued using SFAS No. 157 level 3 inputs for the year ended December 31, 2008 follows:

	Instruments Valued Using Level 3 Inputs
	2008	2007
	(Dollars in millions)
Balance as of January 1	$205	$—
Transfers into (out of) Level 3	—	349
Additions	—	64
Dispositions	(65)	(203)
Realized and unrealized losses:
Included in other income (expense)—net	(3)	(3)
Included in other comprehensive loss	(35)	(2)

Balance as of December 31	$102	$205

Note 4: Investments

        As of December 31, 2008 and 2007, our investments included auction rate securities of $90 million and $116 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, we invested in these securities for short periods of time as part of our cash

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 4: Investments (Continued)

management program. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. These securities are "Triple X" structured obligations of special purpose reinsurance entities associated with life insurance companies and they currently pay interest every 28 days at one-month LIBOR plus 200 basis points. These securities have ratings ranging from AA to AA-. These securities are also insured against loss of principal and interest by bond insurers with AA and CCC credit ratings at December 31, 2008, and AAA credit ratings at December 31, 2007. These securities are collateralized by the issuer and mature between 2033 and 2036. These securities were valued using a discounted cash flow model that takes into consideration the following factors, among others:

  •
  the interest rate of the securities;

  •
  the probability that we will be able to sell the securities in an auction or that the securities will be redeemed early;

  •
  the probability that a default will occur and its severity; and

  •
  a discount rate.

        We initially recorded an immaterial impairment of these auction rate securities in 2007. We recorded additional unrealized losses, net of deferred income taxes, on these auction rate securities of $15 million for the year ended December 31, 2008. The cumulative unrealized losses related to these securities as of December 31, 2008 were $17 million, net of deferred income taxes. These unrealized losses were recorded in accumulated other comprehensive income on our consolidated balance sheets. We consider the decline in fair value to be a temporary impairment because the securities are rated investment grade and the issuers continue to make required interest payments and because we have the ability and intent to hold the securities until they recover or mature. However, if the credit ratings of the securities or the bond insurers deteriorate or the value of the collateral deteriorates, we may further adjust the carrying value of these investments. We may also determine that the decline in fair value is other than temporary if, among other factors, the issuers cease making required interest payments or our intent or ability to hold these securities until they recover changes; we would then recognize the other-than-temporary decline in fair value in other expense (income)—net in our consolidated statements of operations. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continue to classify these securities as non-current as of December 31, 2008.

        During 2007, an investment fund we historically treated as a cash equivalent began liquidating its holdings and restricting distributions. As a result, we reclassified our holdings in the fund from cash and cash equivalents to investments, which are included in other current assets on our consolidated balance sheets. We valued this investment considering the asset values of the securities underlying the fund. As of December 31, 2007, $79 million of our remaining investment in the fund was included in other current assets and $10 million was included in other non-current assets on our consolidated balance sheet because we did not expect to be able to liquidate this portion of our investment in 2008. During the year ended December 31, 2008, we sold $65 million of our holdings in the fund. As of December 31, 2008, $10 million of our remaining investment in the fund was included in other current assets and $10 million was included in other non-current assets on our consolidated balance sheet because we continued to expect that we would not be able to liquidate this portion of our investment in

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 4: Investments (Continued)

the subsequent twelve months. During the year ended December 31, 2008, we recorded immaterial realized and unrealized losses for the change in the fair value of the fund, which were recorded in other expense (income)—net in our consolidated statements of operations.

Note 5: Accounts Receivable

        The following table presents details of our accounts receivable balances as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(Dollars in millions)
Accounts receivable—net:
Trade receivables	$1,205	$1,255
Earned and unbilled receivables	276	292
Purchased and other receivables	113	174

Total accounts receivable	1,594	1,721
Less: allowance for doubtful accounts	(129)	(145)

Accounts receivable—net	$1,465	$1,576

        We are exposed to concentrations of credit risk from consumer and business customers within our local service area, business customers outside of our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers primarily on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

        The following table presents details of our allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006:

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(Dollars in millions)
Allowance for doubtful accounts:
2008	$145	$162	$178	$129
2007	146	173	174	145
2006	167	155	176	146

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 6: Property, Plant and Equipment

        The components of our property, plant and equipment as of December 31, 2008 and 2007 are as follows:

		December 31,
	Depreciable Lives
		2008	2007
		(Dollars in millions)
Property, plant and equipment—net:
Land	N/A	$101	$101
Buildings	15-30 years	3,412	3,388
Communications equipment	5-10 years	20,047	19,832
Other network equipment	8-45 years	20,927	20,904
General purpose computers and other	5-11 years	2,104	2,190
Construction in progress	N/A	179	231

Total property, plant and equipment		46,770	46,646
Less: accumulated depreciation		(33,725)	(32,975)

Property, plant and equipment—net		$13,045	$13,671

        During 2008, we recognized charges of approximately $6 million, or less than $0.01 per basic and diluted share, for impairment of network assets associated with the transition to our new Verizon Wireless arrangement from our pre-existing wireless services arrangement with a different provider.

        In 2008, as a result of decisions to discontinue certain product offerings and exiting our expiring wireless services arrangement, we changed our estimates of the remaining economic lives of certain assets, which accelerated the depreciation of those assets. This change resulted in additional depreciation expense of $21 million for the year ended December 31, 2008. The additional depreciation, net of deferred taxes, reduced net income by approximately $13 million, or less than $0.01 per basic and diluted share, for the year ended December 31, 2008.

        During 2007, we changed the estimates of the remaining economic lives of our communications and other network equipment. This resulted in a net increase in depreciation expense in our consolidated statements of operations of $19 million ($0.01 per basic and diluted share) for the year ended December 31, 2007.

Asset Retirement Obligations

        As of December 31, 2008, our asset retirement obligations balance was primarily related to estimated future costs of removing circuit equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 6: Property, Plant and Equipment (Continued)

balance sheets. The following table provides asset retirement obligation activity for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(Dollars in millions)
Asset retirement obligations:
Balance as of January 1	$58	$85	$73
Accretion expense	6	11	9
Liabilities incurred	—	4	—
Liabilities settled and other	1	(42)	3

Balance as of December 31	$65	$58	$85

        During 2007, we revised our estimates of the timing and amounts of our original estimate of undiscounted cash flows related to certain future asset retirement obligations. These revisions resulted in a reduction of $39 million to our asset retirement obligations and an offsetting reduction to gross property, plant and equipment.

Note 7: Capitalized Software

        Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line group method over its estimated useful life. As of December 31, 2008 and 2007, our capitalized software had carrying costs of $2.372 billion and $2.221 billion, respectively, and accumulated amortization was $1.497 billion and $1.368 billion, respectively.

        During 2008, we recognized charges of approximately $16 million, or less than $0.01 per basic and diluted share, for impairment of capitalized software associated with the transition to our new Verizon Wireless arrangement from our pre-existing wireless services arrangement with a different provider.

        In 2008, as a result of decisions to discontinue certain product offerings and exiting our expiring wireless services arrangement, we changed our estimates of the remaining economic lives of certain assets, which accelerated the amortization of those assets. This change resulted in additional amortization expense of $20 million for the year ended December 31, 2008. The additional amortization, net of deferred taxes, reduced net income by approximately $12 million, or less than $0.01 per basic and diluted share, for the year ended December 31, 2008.

        Effective January 1, 2007, we changed our estimates of the average economic lives of capitalized software from between four and five years to between four and seven years. For the year ended December 31, 2007, amortization expense would have been higher by $120 million ($0.07 per basic and $0.06 per diluted share) had we not changed our estimates of the average economic lives. We recorded amortization expense of $234 million and $228 million for the years ended December 31, 2008 and 2007, respectively, for capitalized software based on a life range of four to seven years. We recorded amortization expense of $389 million for the year ended December 31, 2006 for capitalized software based on a life range of four to five years.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 7: Capitalized Software (Continued)

        The weighted average remaining life of our capitalized software was 3.3 years as of December 31, 2008.

        The estimated future amortization expense for capitalized software is as follows:

Estimated Amortization
(Dollars in millions)
Estimated future amortization expense:
2009	$233
2010	188
2011	150
2012	114
2013	89
2014 and thereafter	101

Total estimated future amortization expense	$875

Note 8: Borrowings

Current Portion of Long-Term Borrowings

        As of December 31, 2008 and 2007, the current portion of our long-term borrowings consisted of:

	December 31,
	2008	2007
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$792	$570
Long-term capital lease and other obligations	28	31

Total current portion of long-term borrowings	$820	$601

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

Long-Term Borrowings

        As of December 31, 2008 and 2007, our long-term borrowings consisted of the following (for all notes with unamortized discount or premium, the face amount of the notes and the unamortized discount or premium are presented separately):

	December 31,
	2008	2007
	(Dollars in millions)
Long-term borrowings:
Qwest Communications International Inc. ("QCII"):
Senior notes with various rates ranging from 3.50% to 7.50% including LIBOR + 3.50% and maturities from 2009 to 2014*	$3,320	$3,409
Unamortized discount	(51)	(59)
Note payable to Anschutz Digital Media, Inc. (Note 16—Related Party Transactions)	—	8
Less: current portion	(230)	(77)

Total QCII	3,039	3,281

Qwest Capital Funding ("QCF"):
Notes with various rates ranging from 6.5% to 7.90% and maturities from 2009 to 2031	2,747	2,918
Unamortized discount	(2)	(2)
Less: current portion	(562)	(171)

Total QCF	2,183	2,745

Qwest Corporation ("QC"):
Notes and term loan with various rates ranging from 5.246% to 8.875% including LIBOR + 3.25% and maturities from 2010 to 2043	7,657	7,979
Unamortized discount	(113)	(117)
Fair value hedge adjustment	10	—
Capital lease and other obligations	34	49
Less: current portion	(19)	(343)

Total QC	7,569	7,568

Qwest Communications Company, LLC ("QCC"):
Capital lease and other obligations	67	77
Unamortized discount	(10)	(12)
Less: current portion	(9)	(9)

Total QCC	48	56

Other:
Capital lease and other obligations	—	1
Less: current portion	—	(1)

Total other	—	—

Total long-term borrowings	$12,839	$13,650

*
Our 3.50% Convertible Senior Notes have a stated maturity of 2025, but they have contractual provisions that allow us to call the notes or their holders to put them to us at earlier dates. We have therefore reflected them in the table above as maturing at the earliest of these dates.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

        Our long-term borrowings had the following interest rates and contractual maturities as of December 31, 2008:

	Contractual Maturities
	2009	2010		2011	2012	2013	2014 and Thereafter	Total
	(Dollars in millions)
Interest rates:
Up to 5%	$—	$1,265	*	$—	$—	$—	$—	$1,265
Above 5% to 6%	230	—		—	—	750	—	980
Above 6% to 7%	562	500		—	—	—	2,026	3,088
Above 7% to 8%	—	403		2,151	—	—	4,337	6,891
Above 8% to 9%	—	—		—	1,500	—	—	1,500

Total notes and bonds	$792	$2,168		$2,151	$1,500	$750	$6,363	13,724

Capital lease and other obligations								101
Less: unamortized discount								(176)
Add: fair value hedge adjustment								10
Less: current portion of long-term borrowings								(820)

Total long-term borrowings								$12,839

*
Our 3.50% Convertible Senior Notes have a stated maturity of 2025, but they have contractual provisions that allow us to call the notes or their holders to put them to us at earlier dates. We have therefore reflected them in the table above as maturing at the earliest of these dates.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

        Our long-term borrowings contractual maturities by entity as of December 31, 2008:

	Maturities
	2009	2010	2011	2012	2013	2014 and Thereafter	Total
	(Dollars in millions)
QCII notes and bonds:
QCII Senior Floating Rate Notes (1)	$230	$—	$—	$—	$—	$—	$230
QCII 3.50% Convertible Senior Notes	—	1,265	—	—	—	—	1,265
QCII 7.25% Senior Notes	—	—	525	—	—	—	525
QCII 7.50% Senior Notes	—	—	—	—	—	1,300	1,300

Total QCII notes and bonds	230	1,265	525	—	—	1,300	3,320

QCF notes and bonds:
QCF 7.0% Notes	562	—	—	—	—	—	562
QCF 7.90% Notes	—	403	—	—	—	—	403
QCF 7.25% Notes	—	—	801	—	—	—	801
QCF 6.5% Notes	—	—	—	—	—	174	174
QCF 6.875% Notes	—	—	—	—	—	352	352
QCF 7.625% Notes	—	—	—	—	—	97	97
QCF 7.75% Notes	—	—	—	—	—	358	358

Total QCF notes and bonds	562	403	801	—	—	981	2,747

QC notes and bonds:
QC 6.95% Term Loan	—	500	—	—	—	—	500
QC 7.875% Notes	—	—	825	—	—	—	825
QC 8.875% Notes	—	—	—	1,500	—	—	1,500
QC Floating Rate Notes	—	—	—	—	750	—	750
QC 6.5% Notes	—	—	—	—	—	500	500
QC 6.875% Debentures	—	—	—	—	—	1,000	1,000
QC 7.125% Debentures	—	—	—	—	—	250	250
QC 7.2% Debentures	—	—	—	—	—	250	250
QC 7.25% Debentures	—	—	—	—	—	500	500
QC 7.375% Debentures	—	—	—	—	—	55	55
QC 7.5% Notes	—	—	—	—	—	600	600
QC 7.5% Debentures	—	—	—	—	—	484	484
QC 7.625% Notes	—	—	—	—	—	400	400
QC 7.75% Debentures	—	—	—	—	—	43	43

Total QC notes and bonds	—	500	825	1,500	750	4,082	7,657

Total notes and bonds	$792	$2,168	$2,151	$1,500	$750	$6,363	$13,724

(1)
The QCII Senior Floating Rate Notes totaling $230 million were redeemed on January 2, 2009.

        We have a revolving credit facility ("the Credit Facility") that is currently undrawn and expires in October 2010. The amount currently available to us under the Credit Facility is $850 million.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

  QCII Notes

  Covenants

        As of December 31, 2008, QCII had outstanding a total of $2.055 billion aggregate principal amount of senior notes, excluding the $1.265 billion of the 3.50% Convertible Senior Notes, that were issued in February 2004 and June 2005. These notes are guaranteed on a senior unsecured basis by QSC and QCF. The indenture governing these notes limits QCII's and its subsidiaries' ability to:

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

        If the notes receive investment grade ratings, most of the covenants with respect to the notes will be subject to suspension or termination. Under the indenture governing these notes, we must repurchase the notes upon certain changes of control. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million. We were in compliance with all of the covenants as of December 31, 2008.

  Repayments

        In 2008, we redeemed $20 million aggregate principal amount of QCII's Floating Rate Senior Notes due 2009. On December 1, 2008, we exercised our option to call at par the remaining $230 million aggregate principal amount of QCII's Floating Rate Senior Notes due 2009; however, the redemption date was not until January 2, 2009; therefore, these notes were still reflected in the current portion of long-term borrowings on our consolidated balance sheet for the year ended December 31, 2008.

        On November 3, 2008, we repaid at maturity $69 million aggregate principal amount of QCII's 7.25% and 7.50% Senior Notes due 2008.

        On October 18, 2007, we redeemed $250 million aggregate principal amount of QCII's Floating Rate Senior Notes due 2009. The redemption resulted in a loss on early retirement of debt of $4 million.

        Also on June 4, 2007, we redeemed $250 million aggregate principal amount of QCII's Floating Rate Senior Notes due 2009. The redemption resulted in a loss on early retirement of debt of $4 million.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

  QCII Convertible Senior Notes

  Covenants

        The indenture governing the 3.50% Convertible Senior Notes (the "Indenture") contains certain covenants including, but not limited to, a limitation on mergers or sales of all, or substantially all, of the assets of QCII, which requires that a successor assume the obligation with regard to these notes. The Indenture contains provisions requiring acceleration of payment of the notes upon an acceleration of any other debt obligations of QCII in an aggregate amount in excess of $100 million. We were in compliance with all of the Indenture covenants as of December 31, 2008.

        FSP APB 14-1 applies to our 3.50% Convertible Senior Notes and will be effective for us beginning on January 1, 2009. See further discussion in "Recently Issued Accounting Pronouncements" in Note 2—Significant Accounting Policies.

  Balance Sheet Classification

        Under the terms of our 3.50% Convertible Senior Notes, upon conversion at a time at which the market-based conversion provisions described below are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. The $1.265 billion of 3.50% Convertible Senior Notes was classified as a non-current obligation as of December 31, 2008 and December 31, 2007 because specified, market-based conversion provisions were not met as of those dates. These market-based conversion provisions specify that, when our common stock has a closing price above a specified threshold price for 20 or more trading days during certain periods of 30 consecutive trading days, these notes become available for conversion for a period. This threshold price was $6.55 per share as of December 31, 2008, and will be adjusted further for certain events, such as dividend payments. If our common stock maintains a closing price above the applicable threshold price during certain subsequent periods, the notes would again become available for immediate conversion and the outstanding notes would again be classified as a current obligation. In addition, even if the market-based conversion provisions are not met, holders of our 3.50% Convertible Senior Notes have the option to convert every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We believe that if the trading price of our common stock is below the conversion price on November 15, 2010, the likelihood of holders converting the notes will increase the more the conversion price exceeds the trading price of our common stock. The conversion price was $5.46 per share as of December 31, 2008 and will be adjusted further for certain events, such as dividend payments.

  Conversion Value

        The conversion value of the notes may be calculated prior to maturity by using an initial conversion rate of 169.4341 per $1,000 in principal amount of the notes or an initial conversion price of $5.90, adjusted for certain events, including the payment of dividends, as described in the Indenture. After adjusting for dividend payments in 2008, the conversion rate was 183.1420 and the implied conversion price was $5.46 as of December 31, 2008.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

        The following hypothetical example of the conversion calculation has assumed (i) no adjustment to the initial conversion rate or price is made or required under the terms of the Indenture, and (ii) the requisite conditions to an exercise of the conversion right provided under the Indenture are satisfied:

  (1)
  If the price of our common stock exceeds $5.46 per share when the notes are converted, then for every $1,000 in principal amount of the notes surrendered for conversion, the holder will receive the following:

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

  (2)
  If the price of our common stock is at or below $5.46 per share when the notes are converted, then for every $1,000 in principal amount of the notes surrendered for conversion, the holder will receive the lesser of:

  •
  $1,000 in cash for the principal value of the notes, or

  •
  the conversion value, calculated as described above, in cash.

  QCII Credit Facility

        On March 27, 2008, in connection with the addition of a new lender to our Credit Facility, we increased the amount available to us under the Credit Facility from $850 million to $910 million. On January 16, 2009, we and the lenders amended the Credit Facility to remove a lender with a $60 million lending commitment. As a result, the amount currently available to us under the Credit Facility is $850 million.

        The Credit Facility is currently undrawn and expires in October 2010. The Credit Facility has 12 lenders with lending commitments ranging from $15 million to $160 million. The Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to securities-related actions discussed in Note 17—Commitments and Contingencies. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation, or QSC, and are secured by a senior lien on the stock of its wholly owned subsidiary, QC.

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

  •
  restricted payments;

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

  •
  using any proceeds to pay settlements or judgments relating to securities-related actions discussed in Note 17—Commitments and Contingencies;

  •
  dividend and other payments;

  •
  mergers, consolidations and asset sales;

  •
  investments; and

  •
  liens (suspended while the Credit Facility remains undrawn).

        In the event of certain changes of control, each lender under the Credit Facility may terminate its commitment and declare any outstanding amounts for such lender's account immediately due and payable.

        The Credit Facility contains financial covenants that (i) require Qwest and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 6 to 1 and (ii) require QC and its consolidated subsidiaries to maintain a debt-to-consolidated EBITDA ratio of not more than 2.5 to 1. Consolidated EBITDA as defined in the Credit Facility means our net income (loss) adjusted for taxes, interest and non-cash and certain non-recurring items. Compliance with these financial covenants is not required while the Credit Facility remains undrawn. However, we were in compliance with these financial covenants as of December 31, 2008.

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

  QCF Notes

  Covenants

        The QCF notes are guaranteed by QCII on a senior unsecured basis. The indentures governing the QCF notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QCF; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

QCF or us, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of the QCF notes as of December 31, 2008.

  Repayment

        On July 15, 2008, QCF repaid at maturity $171 million aggregate principal amount of its 6.375% Notes due 2008.

  QC Notes

  Covenants

        The indentures governing the QC notes contain certain covenants including, but not limited to: (i) a prohibition on certain liens on the assets of QC; and (ii) a limitation on mergers or sales of all, or substantially all, of the assets of QC, which limitation requires that a successor assume the obligation with regard to these notes. These indentures do not contain any cross-default provisions. We were in compliance with all of the provisions and covenants of the QC notes as of December 31, 2008.

  New Issues

        On May 16, 2007, QC issued $500 million aggregate principal amount of its 6.5% Notes due 2017.

        The aggregate net proceeds from the above offering have been or will be used for general corporate purposes, including repayment of indebtedness and funding or refinancing our investments in telecommunication assets. The notes are unsecured obligations of QC and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of QC. The covenant and default terms are substantially the same as those associated with QC's other long-term borrowings.

  Repayments

        On November 15, 2008, QC repaid at maturity $320 million aggregate principal amount of its 5.625% Notes due 2008.

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

  Interest Rate Hedges

        During 2008, QC entered into interest rate hedges as discussed below under "Interest on Debt."

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

  QCC Notes

  Repayment

        On June 15, 2007, QCC repaid at maturity $314 million aggregate principal amount of its 7.25% Senior Notes due 2007.

Interest on Debt

  Interest Rate Hedges

        During 2008, we entered into the interest rate hedges described below as part of our short-term and long-term debt strategies. One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating rate debt to fixed rate debt using cash flow hedges. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed rate to floating rate debt by swapping a portion of our fixed interest rate debt to floating rate debt through fair value hedges. This decreases our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates. See Note 2—Summary of Significant Accounting Policies for additional information.

        We evaluate counterparty credit risk before entering into any hedge transaction. During 2008, one of our counterparties merged into a large bank. We evaluated the new counterparty credit risk and found it to be acceptable. We will continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We are prepared to unwind these hedge transactions if our counterparties' credit risk becomes unacceptable to us.

        In March 2008, QC entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to the LIBOR plus 3.25%. These hedges had the economic effect of converting QC's floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. QC designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the year ended December 31, 2008.

        In March 2008, QC also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of its 6.5% Notes due 2017. These hedges had the economic effect of converting QC's fixed interest rate to a floating interest rate until these notes mature in 2017. QC designated these interest rate swaps as fair value hedges. Due to the recent turmoil in the credit markets, QC terminated these hedges in the fourth quarter of 2008. Upon termination, QC received $20 million in cash for the fair value of the swap asset and accrued interest from its counterparty. The accumulated increase of $10 million in the carrying value of the 6.5% Notes due 2017 through the hedge termination date is being amortized to interest income using the effective interest method over the remaining term of the notes.

        The cash flow and fair value hedges were valued using projected future cash flows, discounted at mid-market implied forward LIBOR. The debt underlying the fair value hedges was valued using projected future cash flows, discounted at mid-market implied forward LIBOR, plus a constant spread above LIBOR determined at the inception of the hedging relationship. These valuations were determined excluding accrued interest.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

        For additional information on our accounting policies for derivative financial instruments, see Note 2—Summary of Significant Accounting Policies.

        The fair value of derivative instruments designated as hedging instruments as of December 31, 2008 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash Flow Hedging Contracts	Other non-current assets	$—	Other non-current liabilities	$8

        The following table presents the effect of derivative instruments on our consolidated statement of operations for the year ended December 31, 2008 and our consolidated balance sheet as of December 31, 2008:

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Statement of Operations Location	Gain Recognized in Income During 2008
		(Dollars in millions)
Interest rate contracts	Other expense (income)	$(1)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	(Dollars in millions)
Interest rate contracts:
Amount of loss recognized in other comprehensive income on derivative in 2008 (effective portion), net of deferred taxes of $3	$6
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net
Amount of gain reclassified from accumulated other comprehensive income into interest expense (effective portion)	$1
Location of amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Not Applicable
Amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 8: Borrowings (Continued)

  Interest Expense

        Interest expense includes interest on long-term borrowings and capital lease obligations. Other interest expense, such as interest on income taxes, is included in other—net in our consolidated statements of operations. The following table presents the amount of gross interest expense, capitalized interest and cash paid for interest during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Interest expense on long-term borrowings and capital leases—net:
Gross interest expense	$1,042	$1,111	$1,183
Capitalized interest	(21)	(16)	(14)

Total interest expense on long-term borrowings and capital leases—net	$1,021	$1,095	$1,169

Cash paid for interest:
Cash interest paid on long-term borrowings and capital leases	$1,042	$1,089	$1,127
Cash received from interest rate contract counterparties	(46)	—	—

Net interest paid on long-term borrowings and capital leases	$996	$1,089	$1,127

Note 9: Severance and Restructuring

Severance

        For the years ended December 31, 2008, 2007 and 2006, we accrued severance costs of $146 million, $29 million and $62 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. We have not included any severance charges in our segment expenses. As of December 31, 2008 and 2007, our severance liability was $56 million and $25 million, respectively. The remaining balance included charges primarily recorded in 2008, and we expect to pay substantially all of the 2008 severance charges in 2009.

Restructuring

        During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of December 31, 2008, the remaining restructuring reserve relates to leases for real estate that we ceased using in prior periods and consists of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect to pay down this reserve over the remaining lease terms, which range from 0.3 years to 17.0 years, with a weighted average of 11.0 years.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 9: Severance and Restructuring (Continued)

        During 2008, we reversed approximately $33 million of restructuring reserve due to favorable early termination of a lease for which we previously reserved. The restructuring reversal is included in general, administrative and other operating expenses in our consolidated statements of operations.

        The remaining reserve balances are included on our consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges and reversals are included in general, administrative and other expenses in our consolidated statements of operations. We have not included any restructuring charges in our segment expenses. As of December 31, 2008 and 2007, our restructuring reserve was $226 million and $312 million, respectively. The amount included in current liabilities was $21 million and $32 million, respectively, and the long-term portion was $205 million and $280 million, respectively, as of those dates.

        The following table presents the details of our real estate restructuring reserves for the years ended December 31, 2008, 2007 and 2006:

Real Estate Restructuring
(Dollars in millions)
Balance December 31, 2005	$428
Provisions	21
Utilization	(67)
Reversals	(35)

Balance December 31, 2006	347
Provisions	6
Utilization	(38)
Reversals	(3)

Balance December 31, 2007	312
Provisions	—
Utilization	(50)
Reversals	(36)

Balance December 31, 2008	$226

Note 10: Employee Benefits

Adoption of SFAS No. 158

        We adopted SFAS No. 158 as of December 31, 2006. SFAS No 158 is effective in two steps. Step one required us to recognize on our consolidated balance sheet the funded status of our defined benefit post-retirement plans. The adoption of step one resulted in an increase in the prepaid pension asset of $218 million, an increase in current liabilities of $180 million, a decrease in post-retirement and other post-employment benefit obligations of $1.045 billion and increase in accumulated other comprehensive income of $1.083 billion as of December 31, 2006.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

        Step two requires a plan's measurement date to be the same as its balance sheet date and is effective beginning with our fiscal year ending on December 31, 2008. Since we currently use December 31 as the measurement date of the funded status of our plans, which is the same as our balance sheet date, this step did not impact our consolidated financial statements.

Pension, Post-Retirement and Other Post-Employment Benefits

        We sponsor a noncontributory defined benefit pension plan for substantially all management and occupational employees. In addition to this tax qualified pension plan, we also maintain a non-qualified pension plan for certain eligible highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for eligible former employees.

  Pension

        The pension plan includes a traditional service-based program as well as an account balance program. Participants in the service-based program include all management employees who had reached 20 years of service by December 31, 2000 or who were service pension eligible by December 31, 2003 and occupational employees. The account balance program covers management employees hired after December 31, 2000 and management employees who did not have 20 years of service by December 31, 2000 or who were not service pension eligible by December 31, 2003. Future benefits in the account balance program are based on 3% of eligible pay while actively employed plus an annual interest credit. The interest credit on the account balance program in a given year is based upon the average 30-year U.S. Treasury interest rate in effect during August through December of the prior year and the account balance at the beginning of the year.

        Our funding policy for the pension plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. We did not make any cash contributions to the pension plan in 2008 or 2007 and are not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts we may be required to make contributions in the range of $0 to $300 million in 2010 and can give no assurances that we will not be required to make additional contributions after 2010. As of December 31, 2008, the unfunded status of our pension plan for accounting purposes was $745 million.

  Post-Retirement Benefits

        The benefit obligation for our occupational health care and life insurance post-retirement plans is estimated based on the terms of our written benefit plans. In making this determination, we consider numerous assumptions, estimates and judgments, including but not limited to, discount rates, health care cost trend rates and mortality trend rates. In 2008, we negotiated our current four-year collective bargaining agreements. These collective bargaining agreements covered approximately 17,000 of our unionized employees as of December 31, 2008 and reflect changes for the eligible post-1990 retirees who are former occupational employees, including: (i) a Letter of Agreement that states such post-1990 retirees will begin contributing to the cost of health care benefits in excess of specified limits on the company-funded portion of retiree health care costs (also referred to as "caps") beginning January 1,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

2009 and (ii) a provision that such post-1990 retirees will pay increased out of pocket costs through plan design changes starting January 1, 2009. These changes have been considered in the determination of the benefit obligation under the occupational health care plan.

        The terms of the post-retirement health care and life insurance plans between us and our management employees and our eligible post-1990 management retirees are established by us and are subject to change at our discretion. We have a past practice of sharing some of the cost of providing health care benefits with our management employees and post-1990 management retirees. The benefit obligation for the management post-retirement health care benefits is based on the terms of the current written plan documents and is adjusted for anticipated continued cost sharing with management employees and post-1990 management retirees. However, our contribution under our post-1990 management retirees' health care plan is capped at a specific dollar amount.

        A putative class action purportedly filed on behalf of certain of our retirees was brought against us and certain other defendants in Federal District Court in Colorado in connection with our decision to reduce life insurance benefits for these retirees during 2006 and 2007. See Note 17—Commitments and Contingencies—Other Matters for additional information.

        No contributions were made to the post-retirement occupational health care trust in 2007 or 2008, and we do not expect to make a contribution in 2009.

        A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2008:

	100 Basis Points Change
	Increase	Decrease
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (statement of operations)	$5	$(4)
Effect on benefit obligation (balance sheet)	$76	$(69)

        Our post-retirement health care expense for eligible post-1990 retirees is capped at a set dollar amount beginning January 1, 2007 with respect to eligible retirees who are former management employees. Our post-retirement health care expense for eligible retirees who are former occupational employees are capped at a set dollar amount beginning January 1, 2009. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

Expected Cash Flows

        The pension, non-qualified pension and post-retirement health care benefit payments and premiums and life insurance premium payments are paid by us or distributed from plan assets. The estimated benefit payments provided below are based on actuarial assumptions on the demographics of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

the employee population in place at the end of 2008 and have been reduced by estimated participant contributions.

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2009	$765	$4	$376	$(18)
2010	759	4	378	(20)
2011	751	3	377	(22)
2012	742	3	371	(25)
2013	734	3	363	(27)
2014-2018	3,479	16	1,633	(151)

        Actual benefits paid in 2008 and 2007 for the pension plan were higher than amounts expected to be paid at the end of the preceding year. This was due to differences between assumed and actual experience which includes decreases in the population from on-going workforce reductions.

Net Periodic Benefit Expense

        The measurement dates used to determine pension, non-qualified pension and post-retirement health care and life insurance benefit measurements for the plans are December 31, 2008, 2007 and 2006. The actuarial assumptions used to compute the net periodic benefit expense for our pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Actuarial assumptions at beginning of year:
Discount rate	6.30%	6.00%	5.60%	6.10%	6.00%	5.60%	6.30%	6.00%	5.60%
Rate of compensation increase	3.50%	4.65%	4.65%	3.50%	4.65%	4.65%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%	N/A	N/A	N/A	8.50%	8.50%	8.50%
Initial health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	9.00%	10.00%	10.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	N/A	N/A	2012	2012	2011

N/A—Not applicable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

        The components of net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2008, 2007 and 2006 are detailed below:

	Years Ended December 31,
	Pension Plan			Non-Qualified Pension Plan			Post-Retirement Benefit Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in millions)
Net periodic benefit (income) expense:
Service cost	$116	$126	$142	$1	$2	$2	$9	$10	$15
Interest cost	496	492	482	2	3	3	226	233	288
Expected return on plan assets	(647)	(658)	(658)	—	—	—	(124)	(131)	(129)
Recognized transition asset	—	—	—	—	1	2	—	—	—
Recognized prior service cost	(5)	(5)	(5)	—	—	—	(104)	(127)	(83)
Recognized net actuarial loss	2	71	111	3	1	1	11	21	32

Total net periodic benefit (income) expense	$(38)	$26	$72	$6	$7	$8	$18	$6	$123

        The net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit is included in general, administrative and other operating expenses in our consolidated statements of operations. These expenses do not reflect any changes in the valuation of benefit plan assets or obligations since December 31, 2007.

Benefit Obligations

        The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2008 and 2007 are as follows:

	December 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
Actuarial assumptions at end of year:
Discount rate	6.70%	6.30%	6.70%	6.10%	6.70%	6.30%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	N/A	N/A	9.00%	9.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2013	2012

N/A—Not applicable

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

        The following table summarizes the change in the benefit obligations for the pension, non-qualified pension and post-retirement benefit plans for the years ended December 31, 2008 and 2007:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Benefit obligations accrued at beginning of year:	$8,186	$8,532	$56	$53	$3,814	$4,067
Service cost	116	126	1	2	9	10
Interest cost	496	492	2	3	226	233
Actuarial (gain) loss	26	(121)	(1)	2	(170)	(126)
Plan amendments	51	—	—	—	(79)	—
Participant contributions	—	—	—	—	32	32
Benefits paid	(913)	(843)	(25)	(4)	(427)	(418)
Medicare Part D reimbursements	—	—	—	—	19	16

Benefit obligations accrued at end of year	$7,962	$8,186	$33	$56	$3,424	$3,814

Accumulated benefit obligations	$7,837	$8,046	$31	$54	$3,424	$3,814

        The pension plan amendment primarily represents an increase in pension benefits for eligible occupational employees as negotiated under our current four-year collective bargaining agreements. The post-retirement benefit plan amendment represents changes to no longer reimburse Medicare Part B premiums for post-1990 management and occupational retirees and an increase in certain occupational retiree health care caps.

Plan Assets

        We maintain plan assets for our pension and certain post-retirement benefit plans. The pension plan assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan assets are used only to pay health care benefits and premiums on behalf of eligible retirees who are former occupational plan participants. The following table summarizes the change in the fair value of plan assets for the pension and post-retirement benefit plans as of and for the years ended December 31, 2008 and 2007:

	Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007
	(Dollars in millions)
Fair value of plan assets at beginning of year	$9,858	$9,843	$1,588	$1,677
Actual (loss) gain on plan assets	(1,728)	858	(441)	133
Benefits paid from plan assets	(913)	(843)	(232)	(222)

Fair value of plan assets at end of year	$7,217	$9,858	$915	$1,588

        Our investment objective for both the pension and post-retirement benefit plan assets is to achieve an attractive risk-adjusted return that will provide for the payment of benefits and minimize the risk of large losses. Investment risk is managed by broadly diversifying plan assets across numerous strategies

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

with differing expected returns, volatilities and correlations. Derivative instruments (primarily exchange-traded futures, forwards, swaps and options) are used to reduce risk as well as enhance return.

        The asset allocation, or the asset class holdings as a percentage of each trust's balance, for the pension plan and post-retirement benefit plans as of December 31, 2008 and 2007 are summarized below. There are no plan assets associated with our non-qualified pension plan.

	December 31,
	Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007
Equity	32%	52%	55%	55%
Debt	52%	33%	30%	29%
Real estate	6%	6%	8%	7%
Other	10%	9%	7%	9%

Total	100%	100%	100%	100%

        Beginning in 2007, we modified our pension plan investment strategy to reduce volatility relative to changes in the qualified pension plan obligations. This strategy included decreasing higher volatility equity investments and increasing interest rate sensitive investments. The target allocations for the pension plan assets are 35% equity, 50% debt, 5% real estate and 10% other. The target allocations for the post-retirement benefit plan assets remain at 55% equity, 30% fixed income, 5% real estate and 10% other. As of the beginning of 2009, our expected long-term rate of return on pension assets is 8.0% and our expected long-term rate of return on post-retirement benefit plan assets is 8.5%. As of December 31, 2008 and 2007, shares of our common stock and ownership of our debt accounted for less than 0.5% of the assets held in the pension and post-retirement benefit plans.

        For the year ended December 31, 2008, the investment program produced actual losses on pension and post-retirement plan assets of $2.169 billion as compared to the expected positive returns of $771 million for a difference of $2.940 billion. For the year ended December 31, 2007, the investment program produced actual returns on pension and post-retirement plan assets that exceeded the expected positive returns by $202 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns, and the plans could experience net losses, due primarily to the volatility occurring in the financial markets during any given year.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

Funded Status

        The following table presents the funded (unfunded) status of the pension, non-qualified pension and post-retirement benefit plans as of December 31, 2008 and 2007:

	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Benefit obligation	$(7,962)	$(8,186)	$(33)	$(56)	$(3,424)	$(3,814)
Fair value of plan assets	7,217	9,858	—	—	915	1,588

Funded (unfunded) status	$(745)	$1,672	$(33)	$(56)	$(2,509)	$(2,226)

        Our prepaid qualified pension asset and qualified pension obligation are classified as non-current. The post-retirement benefit obligation is recorded on our consolidated balance sheets in accrued expenses and other current liabilities for the current portion and post-retirement and other post-employment benefit obligations for the non-current portion. The post-retirement benefit obligation amount included in accrued expenses and other current liabilities was $155 million and $160 million as of December 31, 2008 and 2007, respectively. The post-retirement benefit obligation amount included in post-retirement and other post-employment benefit obligations was $2.354 billion and $2.066 billion as of December 31, 2008 and 2007, respectively. Also included in accrued expenses and other current liabilities and post-retirement and other post-employment benefits are amounts for the current portion of the non-qualified pension plan, executive life insurance plan, post-employment perquisites, post-employment disability insurance and workers compensation benefit obligations. These amounts totaled $17 million and $41 million in accrued expenses and other current liabilities as of December 31, 2008 and 2007, respectively, and $103 million and $88 million in post-retirement and other post-employment benefit obligations as of December 31, 2008 and 2007, respectively.

Accumulated Other Comprehensive Income (Loss)—Recognition and Deferrals

        The following table presents items not recognized as a component of net periodic benefits expense as of December 31, 2007, items recognized as a component of net periodic benefits expense during 2008, additional items deferred during 2008 and items not recognized as a component of net periodic benefits expense as of December 31, 2008. The items not recognized as a component of net periodic

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive (loss) income as of December 31, 2008 and 2007:

	As of and for the Years Ended December 31,
	2007	Recognition of Net Periodic Benefits Expense (Income)	Deferrals	Net Change in AOCI	2008
	(Dollars in millions)
Components of other comprehensive income (loss):
Pension plan:
Net actuarial gain (loss)	$572	$2	$(2,401)	$(2,399)	$(1,827)
Prior service cost	34	(5)	(51)	(56)	(22)
Deferred income tax	(151)	1	951	952	801

Total pension plan	455	(2)	(1,501)	(1,503)	(1,048)

Non-qualified pension plan:
Net actuarial gain (loss)	(8)	3	1	4	(4)
Deferred income tax	—	(1)	(1)	(2)	(2)

Total non-qualified pension plan	(8)	2	—	2	(6)

Post-retirement benefit plans:
Net actuarial gain (loss)	(218)	11	(395)	(384)	(602)
Prior service cost	1,113	(104)	79	(25)	1,088
Deferred income tax	(37)	30	112	142	105

Total post-retirement benefit plans	858	(63)	(204)	(267)	591

Total accumulated other comprehensive income (loss)	$1,305	$(63)	$(1,705)	$(1,768)	$(463)

        The following table presents estimated items to be recognized in 2009 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plan	Non-Qualified Pension Plan	Post-Retirement Benefit Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit expense in 2009:
Net actuarial loss	$60	$—	$35
Prior service (benefit)	—	—	(99)
Deferred income tax	(23)	—	15

Estimated net periodic benefit expense to be recorded in 2009 as a component of other comprehensive income (loss)	$37	$—	$(49)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        We sponsor post-retirement health care plans with several benefit options that provide prescription drug benefits, which we deem actuarially equivalent to or exceeding Medicare Part D. We recognize the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of our post-retirement benefit obligation and net periodic post-retirement benefit expense. The effect of the subsidy reduced our net periodic post-retirement benefit expense by $39 million, $51 million and $81 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Benefit Plans

  Health Care and Life Insurance

        We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our active health care benefit expenses were $290 million, $288 million and $291 million for the years ended December 31, 2008, 2007 and 2006, respectively. Occupational employee benefits are based on negotiated collective bargaining agreements. Management employees, post-1990 management retirees and occupational employees are required to partially fund the health care benefits provided by us, in addition to out of pocket costs. Participating management employees contributed $42 million, $37 million and $35 million in 2008, 2007 and 2006, respectively. Participating occupational employees contributed $4 million, $5 million and $5 million in 2008, 2007and 2006, respectively. The basic group life insurance plan is fully insured and the premiums are paid by us.

  401(k) Plan

        We sponsor a qualified defined contribution benefit plan covering substantially all management and occupational employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. As of December 31, 2008 and 2007, the assets of the plan included approximately 46 million and 48 million shares of our common stock, respectively, as a result of the combination of our employer match and participant directed contributions. We made cash contributions in connection with our 401(k) plan of $64 million and $67 million for the years ended December 31, 2008 and 2007, respectively.

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

        Our deferred compensation obligations for these plans are included on our consolidated balance sheets in accrued expenses and other current liabilities and other long-term liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 10: Employee Benefits (Continued)

consolidated statements of operations. Deferred compensation plan assets are included in other long-term assets on our consolidated balance sheets. Shares of our common stock owned by rabbi trusts, such as those established for our deferred compensation plans, are treated as treasury stock and are included at cost on our consolidated balance sheets. The values of assets and liabilities related to these plans are not significant.

Note 11: Income Taxes

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

        During 2007, we determined that it is more likely than not that we will generate sufficient taxable income to realize the majority of our deferred tax assets, including the NOLs. Thus, we reversed a significant portion of the valuation allowance during 2007. In making this determination, we analyzed, among other things, our recent history of earnings and cash flows, forecasts of future earnings, the nature and timing of future deductions and benefits represented by the deferred tax assets and our cumulative earnings for the last twelve quarters. The difference in our valuation allowance between December 31, 2007 and 2006 is primarily due to the impact on our deferred tax assets from the adoption of FIN 48 of $745 million, the impact of our income before income taxes of $238 million and a decrease for other adjustments to deferred taxes of $41 million and the reversal of the valuation allowance that resulted in a current year income tax benefit of $2.133 billion. As of December 31, 2008 and 2007, certain deferred tax assets totaling $134 million and $138 million, respectively, require future income of special character to realize the tax benefits. Because we are not currently forecasting income of an appropriate character for these benefits to be realized, we continue to maintain a valuation allowance equal to the amount we do not believe is more likely than not to be realized.

        As of December 31, 2008, we again concluded that it was more likely than not that we would realize the majority of our deferred tax assets; therefore, no incremental valuation allowance was deemed necessary.

Adoption of FIN 48

        Effective January 1, 2007, we adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position that did not create a difference between the financial statement basis and the tax basis of an asset or liability was included in our income tax provision if it were probable the position would be sustained upon audit. The benefit of any uncertain tax position that was temporary was reflected in our

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 11: Income Taxes (Continued)

tax provision if it were more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimates of the ultimate outcomes of the uncertain tax positions.

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

        The IRS examines all of our federal income tax returns because we are included in the coordinated industry case program. As of December 31, 2008, our federal income tax returns for tax years 2002-2005 have been examined and are in review with the IRS Appeals Office. Our federal income tax returns filed for tax years after 2005 are still subject to adjustment in an IRS audit. We also file combined income tax returns in many states, and these combined returns remain open for adjustments to our federal income tax returns. In addition, certain combined state income tax returns we have filed since 1995 are still open for state specific adjustments.

        On April 15, 2008, we received from the IRS the Revenue Agent's Report for tax years 2004 and 2005. The report contains proposed adjustments on several issues. Based on our evaluation of the technical merits of each tax position questioned by the IRS, we have not recorded any significant adjustments to our unrecognized tax benefits or our uncertain tax position liability. However, there can be no assurance that we and the IRS will reach settlements on any of these issues or that, if we do reach settlements, the terms will be favorable to us.

        During 2008, we executed a settlement with the IRS relating to its audit of our 1998-2001 tax years. As a result of this settlement, we made a payment to the IRS of $102 million, of which $74 million was for interest, and we received a refund of $32 million for tax and interest from the successor to a previous affiliate. This settlement resulted in a net income benefit of $10 million. In accordance with our accounting policies, the interest benefit and penalty expense are included in other expense (income)—net in our consolidated statements of operations.

        We have also agreed on tentative settlements with the IRS related to several of the issues raised in its audit of our 2002 and 2003 tax years. These settlements have been approved by the IRS and are now subject to review by the United States Congress Joint Committee on Taxation. If these settlements are effected in accordance with our expectations, our total unrecognized tax benefits could decrease by approximately $222 million in the next 12 months.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 11: Income Taxes (Continued)

        A reconciliation of the unrecognized tax benefits for the years ended December 31, 2008 and 2007 follows:

	Unrecognized Tax Benefits
	2008	2007
	(Dollars in millions)
Balance as of January 1	$648	$654
Additions for current year tax positions	31	28
Additions for prior year tax positions	18	167
Reductions for prior year tax positions	(95)	(201)
Settlements	(168)	—
Reductions related to expirations of statute of limitations	—	—

Balance as of December 31	$434	$648

        As of December 31, 2008, approximately $310 million of the unrecognized tax benefits could affect our income tax provision and effective tax rate.

        In accordance with our accounting policy, both before and after adoption of FIN 48, interest expense and penalties related to income taxes are included in the other—net line of our consolidated statements of operations. For the years ended December 31, 2008 and 2007, we recognized $11 million and $30 million, respectively, for interest expense related to uncertain tax positions. As of December 31, 2008 and 2007, we had recorded liabilities for interest related to uncertain tax positions in the amounts of $23 million and $90 million, respectively.

Income Tax Expense (Benefit)

        The components of the income tax expense (benefit) from continuing operations are as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Income tax benefit:
Current tax provision:
Federal	$(56)	$30	$(40)
State and local	5	—	9

Total current tax provision	(51)	30	(31)

Deferred tax benefit:
Federal	398	112	(2)
State and local	76	17	(3)
Change in beginning of year valuation allowance	(5)	(2,412)

Total deferred tax expense (benefit)	469	(2,283)	(5)

Income tax expense (benefit)	$418	$(2,253)	$(36)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 11: Income Taxes (Continued)

        The effective income tax rate for continuing operations differs from the statutory tax rate as follows:

	Years Ended December 31,
	2008	2007	2006
	(in percent)
Effective income tax rate:
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal effect and tax expense (benefit) of income (loss) not recognized	4.8	1.6	0.7
Medicare subsidy	(1.3)	(2.7)	(5.1)
Uncertain tax position changes	(2.1)	—	(7.8)
Other	0.2	(0.9)	1.4
Benefit of tax assets not previously recognized	—	—	(30.7)
Adjustments related to prior periods	1.8	(9.1)	—
Changes in valuation allowance	(0.4)	(363.3)	—

Effective income tax rate	38.0%	(339.4)%	(6.5)%

Deferred Tax Assets and Liabilities

        The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(Dollars in millions)
Deferred tax assets and liabilities:
Deferred tax assets:
Net operating loss carryforwards	$2,323	$2,525
Post-retirement benefits	1,139	1,036
Deferred loss subject to amortization	316	333
Restructuring charge	88	129
Pension	288	—
Other employee benefits	101	101
Other	404	528

Gross deferred tax assets	4,659	4,652
Valuation allowance on deferred tax assets	(134)	(138)

Net deferred tax assets	4,525	4,514

Deferred tax liabilities:
Property, plant and equipment and intangible assets	(1,656)	(1,542)
Pension	—	(648)
Other	(89)	(86)

Total deferred tax liabilities	(1,745)	(2,276)

Net deferred tax assets	$2,780	$2,238

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 11: Income Taxes (Continued)

Other Income Tax Information

        As of December 31, 2008, we had NOLs of $6.2 billion, including approximately $271 million related to stock compensation, the benefit of which, if realized, will be recognized in equity. If unused, the NOLs will expire between 2010 and 2025; however, no significant amounts expire until 2020. We had unamortized investment tax credits of $51 million and $57 million as of December 31, 2008 and 2007, respectively, which are included in other long-term liabilities on our consolidated balance sheets. These investment tax credits are amortized over the lives of the related assets. As of December 31, 2008 and 2007, we also have $71 million and $69 million ($46 million and $45 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2009 and 2020, if not utilized.

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

        Due to our NOLs, we do not generally pay income taxes and we do not expect to pay a significant amount of income taxes until our NOLs have been used, although we do expect to pay an immaterial amount of alternative minimum tax in 2009. In 2008, we paid the IRS $102 million related to income tax settlements, of which $74 million was for interest. In 2007, we paid immaterial amounts for income taxes. In 2006, we made a payment of $130 million related to prior years' federal income tax issues, which was recorded as a reduction in our liability for uncertain tax positions.

Note 12: Stockholders' Equity or Deficit

Common Stock ($0.01 par value)

        We are authorized to issue up to 5.0 billion shares of common stock with $0.01 par value per share. We had 1.714 billion and 1.793 billion shares issued and 1.707 billion and 1.787 billion shares outstanding as of December 31, 2008 and 2007, respectively.

        On October 4, 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. In light of current credit market conditions, our Board of Directors has extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008. For the years ended December 31, 2008 and 2007, we repurchased 95 million and 137 million shares, respectively, of our common stock under this program at a weighted average price per share of $4.49 and $8.54, respectively. As of December 31, 2008, we had repurchased a total of $1.807 billion of common stock under this program.

Preferred Stock ($1.00 par value)

        Under our charter, our Board of Directors has the authority, without stockholder approval, to (i) create one or more classes or series within a class of preferred stock, (ii) issue shares of preferred stock in such class or series up to the maximum number of shares of the relevant class or series of preferred stock authorized and (iii) determine the preferences, rights, privileges and restrictions of any such class or series, including dividend rights, voting rights, the rights and terms of redemption, the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 12: Stockholders' Equity or Deficit (Continued)

rights and terms of conversion, liquidation preferences, the number of shares constituting any such class or series and the designation of such class or series. One of the effects of authorized but unissued and unreserved shares of capital stock may be to render more difficult or discourage an attempt by a potential acquirer to obtain control of us by means of a merger, tender offer, proxy contest or otherwise and thereby protect the continuity of our management. The issuance of such shares of capital stock may have the effect of delaying, deferring or preventing a change in control of us without any further action by our stockholders. We have no present intention to adopt a stockholder rights plan, but could do so without stockholder approval at any future time.

        As of December 31, 2008 and 2007, there were 200 million shares of preferred stock authorized but no shares issued or outstanding.

Treasury Stock

  Deferred Compensation—Rabbi Trusts

        Rabbi trusts were established for two of our deferred compensation plans. As of December 31, 2008 and 2007, the rabbi trusts held approximately 62,000 shares of our common stock with a cost of $3 million. Shares of our common stock held by the rabbi trusts are accounted for as treasury stock, but are considered outstanding for legal purposes.

  Forfeitures and Vesting of Restricted Stock

        Under our Equity Incentive Plan and restricted stock agreements, we automatically withhold a portion of vesting shares of restricted stock to cover the withholding taxes due upon vesting. As a result of forfeited and withheld restricted stock, we acquired approximately 1,546,000, 3,891,000 and 931,000 shares of treasury stock during 2008, 2007 and 2006, respectively.

Debt-for-Equity Exchanges

        We had no debt for equity exchanges in 2008 or 2007. During 2006, we issued 8.6 million shares of our common stock with an aggregate value of $66 million in exchange for certain outstanding debt.

  Dividends

        Our Board of Directors declared the dividends described in the table below payable in 2008 and 2009:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 13, 2007	February 1, 2008	$0.08	$142	February 21, 2008
April 17, 2008	May 9, 2008	$0.08	$140	May 30, 2008
July 17, 2008	August 8, 2008	$0.08	$138	August 29, 2008
October 16, 2008	November 14, 2008	$0.08	$136	December 5, 2008
December 10, 2008	February 13, 2009	$0.08	$136	March 6, 2009

        Other than as noted in the table above, we did not declare any dividends during 2007 or 2006.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 13: Earnings per Share

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

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions except per share amounts, shares in thousands)
Net income	$681	$2,917	$593

Basic weighted average shares outstanding	1,728,731	1,829,244	1,889,857
Dilutive effect of options with strike prices equal to or less than the average price of our common stock during the period, calculated using the treasury stock method	1,139	18,366	30,036
Dilutive effect of the equity premium on convertible debt at the average price of our common stock during the period	—	67,487	45,261
Dilutive effect of unvested restricted stock and other	6,717	5,669	6,391

Diluted weighted average shares outstanding	1,736,587	1,920,766	1,971,545

Earnings per share:
Basic	$0.39	$1.59	$0.31

Diluted	$0.39	$1.52	$0.30

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 13: Earnings per Share (Continued)

        The following is a summary of the securities that could potentially dilute basic earnings per share, but have been excluded from the computations of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	57,489	28,540	39,163

Outstanding options to purchase common stock and unvested restricted stock excluded because the market-based vesting conditions have not been met	2,979	3,351	—

Other outstanding instruments excluded because the impact would have been antidilutive	2,177	4,933	9,297

        The above table does not include the potential dilutive effects of the equity premium on our 3.50% Convertible Senior Notes, which were not convertible as of December 31, 2008. The number of shares we would have to issue upon conversion of this debt is determined by a formula that has our stock price as a major input. These conversion provisions are described in more detail in Note 8—Borrowings.

Note 14: Stock-Based Compensation

Equity Incentive Plan

        We adopted an Equity Incentive Plan ("EIP") on June 23, 1997. The EIP was most recently amended and restated on May 23, 2007. The EIP permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to selected eligible employees, consultants and non-employee members of our Board of Directors. Unless otherwise provided by the Compensation and Human Resources Committee of our Board of Directors, the EIP provides that, upon a "change in control," all awards granted under the EIP will vest immediately. The maximum number of shares of our common stock that may be issued under the EIP at any time pursuant to awards is equal to 10% of the aggregate number of our common shares issued and outstanding reduced by the aggregate number of options and other awards then outstanding under the EIP or otherwise. Issued and outstanding shares are determined as of the close of trading on the New York Stock Exchange on the preceding trading day. As of December 31, 2008, approximately 171 million shares of our common stock were authorized for grant under the EIP and approximately 87 million shares were available for future issuance under the EIP.

        Except for awards with market-based conditions, awards generally vest in equal increments over three to five years. From September 2002 to October 2008, awards granted to our employees at the vice president level and above typically provide for accelerated vesting and an extended exercise period upon a change of control, and awards granted to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control. Since October 2008,

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 14: Stock-Based Compensation (Continued)

awards granted to our employees at the executive vice president level and above typically provide for accelerated vesting and an extended exercise period if the optionee is terminated without cause following a change in control, awards granted to our employees at the vice president level provide for accelerated vesting and an extended exercise period upon a change of control, and awards granted to all other employees typically provide for accelerated vesting if the optionee is terminated without cause following a change in control.

  Awards without Market-Based Conditions

  Stock Options

        The Compensation and Human Resources Committee of our Board of Directors, or its delegate, approves the exercise price for each stock option. Options generally have an exercise price that is at least equal to the fair market value of the common stock on the date of grant, subject to certain restrictions. Options have ten-year terms.

        Our stock option activity for the three-year period ended December 31, 2008 is summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2005	134,940	$12.23
Granted	6,115	6.19	$4.36
Exercised	(43,226)	4.18
Canceled or forfeited	(1,085)	5.00
Expired	(4,219)	22.49

Outstanding as of December 31, 2006	92,525	$15.21
Granted	6,052	8.54	$3.86
Exercised	(18,901)	4.41
Canceled or forfeited	(1,494)	7.43
Expired	(8,926)	19.45

Outstanding as of December 31, 2007	69,256	$17.20
Granted	15,138	4.92	$1.44
Exercised	(707)	4.08
Canceled or forfeited	(2,446)	6.28
Expired	(10,853)	22.77

Outstanding as of December 31, 2008	70,388	$14.21

        The aggregate intrinsic values of the options exercised during the years ended December 31, 2008, 2007 and 2006, totaled approximately $1 million, $87 million and $153 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 14: Stock-Based Compensation (Continued)

        The outstanding options as of December 31, 2008 have the following characteristics:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$0.01 - $4.00	11,106	6.30	$3.60	7,721	$3.60
$4.01 - $5.00	11,604	5.41	$4.37	10,933	$4.37
$5.01 - $6.00	18,213	6.64	$5.24	7,967	$5.11
$6.01 - $20.00	9,348	7.02	$8.34	4,539	$9.03
$20.01 - $40.00	12,524	0.76	$32.89	12,524	$32.89
$40.01 - $60.00	7,593	1.21	$42.67	7,593	$42.67

Total	70,388	4.80	$14.21	51,277	$17.42

        The aggregate intrinsic value for outstanding options that were in-the-money was approximately $1 million as of December 31, 2008. The exercisable options as of December 31, 2008 had remaining contractual terms with a weighted average of 3 years. Options that were both exercisable and in-the-money on December 31, 2008 had an aggregate intrinsic value of approximately $1 million on that date.

        Except for options with market-based conditions, we use the Black-Scholes model to estimate the fair value of new stock option grants and establish that fair value at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, all option valuation models require the input of highly subjective assumptions including the expected life of the options and the expected stock price volatility. Because our stock options have characteristics significantly different from traded options, and changes in the input assumptions can materially affect the fair value estimate, estimates of the fair value of our stock options are subjective.

        Following are the weighted-average assumptions used with the Black-Scholes option-pricing model to determine the fair value estimates of options granted in the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Black-Scholes assumptions:
Risk-free interest rate	2.7%	4.3%	4.5%
Expected dividend yield	6.4%	—%	—%
Expected option life (years)	4.9	4.7	5.0
Expected stock price volatility	38%	45%	80%

        We believe the two most significant assumptions used in our estimates of fair value are the expected option life and the expected stock price volatility, both of which we estimate based on historical information.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 14: Stock-Based Compensation (Continued)

  Restricted Stock

        Restricted stock activity as of and for the three-year period ended December 31, 2008 is summarized below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock:
Unvested balance as of December 31, 2005	1,704	$4.19
Granted	3,584	6.24
Vested	(1,645)	4.16
Forfeited	(257)	6.01

Unvested balance as of December 31, 2006	3,386	$6.24
Granted	2,708	8.53
Vested	(844)	6.23
Forfeited	(724)	7.38

Unvested balance as of December 31, 2007	4,526	$7.43
Granted	4,759	4.99
Vested	(1,505)	7.44
Forfeited	(960)	6.32

Unvested balance as of December 31, 2008	6,820	$5.88

        Based on our stock price on the vesting dates, the fair value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 totaled $8 million, $7 million and $14 million, respectively. Except for restricted stock with market-based conditions, we use the closing price of our common stock on the date of grant as the fair value of restricted stock.

  Awards with Market-Based Conditions

        In 2007 and 2006, we granted certain non-qualified options and restricted stock with vesting conditions tied in part to the market value of our common stock. Because of these vesting conditions, our standard valuation models do not accurately estimate the fair value of these awards. We valued these awards using Monte-Carlo simulations to estimate the grant date fair value of each award. We believe the most significant assumption used in our estimate of fair value is the expected volatility, which we estimated based on historical information. We did not grant any awards with market-based conditions prior to 2006. Options have ten-year terms.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 14: Stock-Based Compensation (Continued)

  Stock Options

        Stock options with market-based conditions activity as of and for the three-year period ended December 31, 2008 is summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock options with market-based conditions:
Outstanding as of December 31, 2005	—	$—	$—
Granted	3,851	6.15	3.99

Outstanding as of December 31, 2006	3,851	$6.15	$3.99
Granted	3,353	8.43	4.27
Canceled or forfeited	(4,864)	6.64	4.09

Outstanding as of December 31, 2007	2,340	$8.39	$4.17
Canceled or forfeited	(257)	8.52	4.49

Outstanding as of December 31, 2008	2,083	$8.37	$4.13

  Restricted Stock

        Restricted stock with market-based conditions activity as of and for the three-year period ended December 31, 2008 is summarized below:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Restricted stock with market-based conditions:
Unvested balance as of December 31, 2005	—	$—
Granted	2,407	5.07

Unvested balance as of December 31, 2006	2,407	$5.07
Granted	1,463	5.91
Forfeited	(2,859)	5.27

Unvested balance as of December 31, 2007	1,011	$5.73
Forfeited	(115)	6.32

Unvested balance as of December 31, 2008	896	$5.65

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 14: Stock-Based Compensation (Continued)

  Performance Shares

        In 2008, we granted performance share awards for 1,713,000 shares of our common stock or the cash equivalent at the discretion of the recipient. The actual payout under these awards can range from 0% to 200% of the award. The level of payout is based on our total shareholder return as compared to the total shareholder return of a basket of our peers over the service period of three years. During 2008, awards for 192,000 shares were forfeited. If the service period had ended on December 31, 2008, we would have paid out 770,200 shares of our common stock, or the cash equivalent, under these awards. Our compensation expense relating to these awards was immaterial for the year ended December 31, 2008.

        The weighted average assumptions used to estimate the grant date fair values of the market-based condition awards granted during the years ended December 31, 2008, 2007 and 2006 are summarized below. None of these awards have vested as of December 31, 2008.

	For the Years Ended December 31,
	2008	2007	2006
Monte-Carlo simulation assumptions:
Risk-free interest rate	2.10%	4.80%	4.50%
Expected dividend yield	6.8%	—%	—%
Expected option life (years)	—	10	10
Expected stock price volatility	32%	55%	60%

Employee Stock Purchase Plan

        We have an Employee Stock Purchase Plan ("ESPP") under which we are authorized to issue 27 million shares of our common stock to eligible employees. Under the terms of our ESPP, eligible employees may authorize payroll deductions of up to 15% of their base compensation, as defined, to purchase our common stock at a price of 85% of the fair market value of our common stock on the last trading day of the month in which our common stock is purchased. For the years ended December 31, 2008, 2007 and 2006, approximately 3.4 million, 1.7 million and 1.5 million shares, respectively, were purchased under this plan at weighted-average purchase prices of $3.50, $7.16 and $6.38 per share, respectively.

Stock-Based Compensation Expense

        Stock-based compensation expense is included in cost of sales, selling expenses and general, administrative and other operating expenses in our consolidated statements of operations. We recognize compensation expense relating to our service-based and certain of our market-based awards under our EIP using the straight-line method over the applicable vesting periods. Some of our market-based performance share awards are accounted for as liability awards because the employees can choose to receive the award payout in stock or cash. We estimate the fair value of these liability awards throughout their vesting period and record an expense representing the cumulative portion of the award earned through that period. We recognize compensation expense related to employee purchases under our ESPP for the difference between the employees' purchase prices and the fair market values

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 14: Stock-Based Compensation (Continued)

of the stock. We have not realized any income tax benefit from deductions related to stock-based compensation for the year ended December 31, 2008 due to our NOL carryforwards.

        As of December 31, 2008, there was $62 million of total unrecognized compensation expense related to unvested stock options and restricted stock under our EIP. We expect to recognize this amount over the remaining weighted average vesting terms of 1.9 years. There is no unrecognized compensation expense related to the ESPP.

        We do not consider capitalized stock-based compensation expense to be material.

        The following table presents details of our stock-based compensation for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions, except per share amounts)
Stock-based compensation expense:
EIP awards (excluding market-based conditions):
Stock options	$24	$13	$13
Restricted stock	18	10	8
EIP awards with market-based conditions:
Stock options	2	(2)	3
Restricted stock	2	(2)	3
Performance shares	—	—	—
ESPP	2	2	2

Total stock-based compensation expense	$48	$21	$29

Impact on earnings per share:
Basic	$(0.03)	$(0.01)	$(0.02)

Diluted	$(0.03)	$(0.01)	$(0.01)

Proceeds from EIP and Employee Stock Purchase Plan

        We issue new shares of our common stock upon the exercise of stock options, upon grants of restricted stock and upon employee purchases of our stock under our ESPP. The cash received upon exercise of stock options and from employee purchases under our ESPP was $15 million, $96 million and $191 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Compensation Plan for Non-Employee Directors

        We sponsor a deferred compensation plan for current and former non-employee members of our Board of Directors. Under this plan, participants may, at their discretion, elect to defer all or any portion of the directors' fees for the upcoming year for services they perform. Participants in the plan are fully vested in their plan accounts. Subject to the terms of the plan, participants can suspend or change their election to defer fees in future calendar years.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 14: Stock-Based Compensation (Continued)

        Quarterly, we credit each participant's account with a number of "phantom units" having a value equal to his or her deferred directors' fees. Each phantom unit has a value equal to one share of our common stock and is subject to adjustment for cash dividends payable to our stockholders as well as stock dividends and splits, consolidations and the like that affect shares of our common stock outstanding. Non-employee directors participating in the plan held approximately 976,000 and 765,000 phantom units as of December 31, 2008 and 2007, respectively. Subject to the terms of the plan, each participant's account will be distributed as a lump sum as soon as practicable following the end of his or her services as a director. Amounts deferred before 2005 and earnings on those amounts are subject to the distribution options elected in advance by the participant and may be in the form of: (i) a lump-sum payment; (ii) annual cash installments over periods up to 10 years; or (iii) some other form selected by our chief human resources officer (or his or her designee). A change in our stock price of one dollar would not result in a significant expense impact to our consolidated financial statements.

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

Note 15: Segment Information

        During the first quarter of 2008, our Chief Operating Decision Maker ("CODM") began to manage our business using different information than he was using previously. We changed our segments accordingly. Our new segments are business markets, mass markets and wholesale markets. Our CODM regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our consolidated financial statements. To reflect the impact this change would have had if it had been implemented in prior periods, we present below comparable segment financial information for the years ended December 31, 2008, 2007 and 2006 using the segment presentation that we are using going forward.

        Each of our new segments uses our network to generate revenue by providing services to its customers, as discussed further below.

  •
  Business markets.  This segment provides data, Internet and voice services to enterprise and government customers.

  •
  Data and Internet services include primarily: growth services such as private line, multi-protocol label switching and broadband services; other products and services such as data integration, integrated services digital network and hosting services; and traditional services such as frame relay, dedicated Internet access ("DIA"), asynchronous transfer mode and virtual private network.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 15: Segment Information (Continued)

    •
    Voice services include local voice services and long-distance voice services. Local voice services primarily consist of basic local exchange and switching services. Long-distance voice services include domestic and international long-distance services and toll free services.

  •
  Mass markets.  This segment provides data, Internet, video and voice services and wireless products and services to consumers and small business customers.

  •
  Data, Internet and video services include primarily broadband services and video services. Our video services include satellite digital television and a limited amount of traditional cable-based digital television.

  •
  Voice services include local voice services and long-distance voice services. These services are similar to the services provided to our business markets customers, as described above.

  •
  Wireless products and services are offered to customers primarily within our local service area.

  •
  Wholesale markets.  This segment provides data, Internet and voice services to other telecommunications providers.

  •
  Data and Internet services include primarily private line and DIA.

  •
  Voice services include local voice services, long-distance voice services and access services. Local voice services include primarily unbundled network elements. Long-distance voice services include domestic and international long-distance services. Access services include fees we charge to other telecommunications providers to connect their customers and their networks to our network.

        We also generate other revenue from USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. However, we centrally manage this revenue, and consequently it is not assigned to any of our segments. None of our segments sell services to the other segments.

        Segment expenses include direct expenses incurred by the segment and other expenses assigned to the segment. Direct expenses incurred by the segment include segment specific employee-related costs (except for any severance costs and pension and post-retirement benefits expenses), bad debt, equipment sales costs and other non-employee related costs such as customer support, collections, marketing and advertising. Other expenses assigned to the segments include network expenses, facility costs and other costs such as fleet, product management and real estate costs related to hosting and retail centers. Assigned expenses are determined by applying an activity-based costing methodology. We periodically review the methodology used to assign expenses to our segments. Any future changes to the methodology will be reflected in the segment data for prior periods for comparative purposes.

        We centrally manage expenses for administrative services (such as finance, computer systems development and support, real estate related to office buildings, legal and human resources), severance costs, restructuring charges and pension and post-retirement benefits expenses for all eligible employees and retirees; consequently, these expenses are not assigned to our segments. We evaluate depreciation, amortization, information technology impairment charges, interest expense and interest income on a total company basis because we do not allocate assets or debt to specific segments. As a result, these

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 15: Segment Information (Continued)

items, along with other non-operating income or expense, are not assigned to any segment. Therefore, the segment results presented below are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented.

        Segment income consists of each segment's revenue and expenses. Segment information for the years ended December 31, 2008, 2007 and 2006 is summarized in the following table:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Segment operating revenue:
Business markets	$4,099	$3,912	$3,966
Mass markets	5,740	5,979	5,889
Wholesale markets	3,271	3,509	3,677

Total segment operating revenue	$13,110	$13,400	$13,532

Segment operating expenses:
Business markets	$2,580	$2,380	$2,280
Mass markets	2,879	3,112	3,165
Wholesale markets	1,372	1,514	1,682

Total segment operating expenses	$6,831	$7,006	$7,127

Segment income:
Business markets	$1,519	$1,532	$1,686
Mass markets	2,861	2,867	2,724
Wholesale markets	1,899	1,995	1,995

Total segment income	$6,279	$6,394	$6,405

        The following table reconciles segment income to net income for the three years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Total segment income	$6,279	$6,394	$6,405
Other revenue (primarily USF surcharges)	365	378	391
Unassigned expenses (primarily general and administrative)	(2,193)	(2,557)	(2,471)
Depreciation and amortization	(2,354)	(2,459)	(2,770)
Total other expense—net	(998)	(1,092)	(998)
Income tax (expense) benefit	(418)	2,253	36

Net income	$681	$2,917	$593

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 15: Segment Information (Continued)

        Revenue from our products and services for the years ended December 31, 2008, 2007 and 2006 is summarized in the following table:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Operating revenue by products and services:
Segment revenue:
Data, Internet and video services	$5,405	$4,969	$4,529
Voice services	7,246	7,896	8,464
Wireless services	459	535	539

Total segment revenue	13,110	13,400	13,532
Other revenue (primarily USF surcharges)	365	378	391

Total operating revenue	$13,475	$13,778	$13,923

        We do not have any single customer that provides more than 10% of our total operating revenue. Substantially all of our revenue comes from customers located in the United States.

Note 16: Related Party Transactions

        In October 1999, we agreed to purchase certain telecommunications-related assets and all of the stock of Precision Systems, Inc., a telecommunications solutions provider, from Anschutz Digital Media, Inc., a subsidiary of Anschutz Company (which is one of our largest stockholders), in exchange for a promissory note in the amount of $34 million. The note bore interest at 6% annually with semi-annual interest payments and annual principal payments due through 2008. In 2008, we paid the remaining note principal of $8 million, plus accrued interest of less than $1 million. During 2007 and 2006, we paid $1 million and $1 million in interest and $7 million and $6 million in principal, respectively, on the note.

        In 2008 and 2007, we paid approximately $27 million and $29 million in administrative fees in the ordinary course of business to United Healthcare Services, Inc., which provides health benefit plans to some of our employees and is a subsidiary of UnitedHealth Group. Our director, Anthony Welters, serves as Executive Vice President of UnitedHealth Group and as President of its Public and Senior Markets Group.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies

Commitments

  Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations as of December 31, 2008:

	Payments Due by Period
	2009	2010	2011	2012	2013	2014 and Thereafter	Total
	(Dollars in millions)
Future contractual obligations(1):
Debt and lease payments:
Long-term debt	$792	$2,168	$2,151	$1,500	$750	$6,363	$13,724
Capital lease and other obligations	29	14	13	9	7	29	101
Interest on long-term borrowings and capital leases(2)	961	900	757	575	487	4,469	8,149
Operating leases	243	222	191	156	133	810	1,755

Total debt and lease payments	2,025	3,304	3,112	2,240	1,377	11,671	23,729

Other long-term liabilities	5	4	3	3	7	43	65

Purchase commitments:
Telecommunications commitments	77	31	—	—	—	—	108
IRU* operating and maintenance obligations	19	18	18	18	18	150	241
Advertising, promotion and other services(3)	78	49	36	30	29	93	315

Total purchase commitments	174	98	54	48	47	243	664

Non-qualified pension obligation	4	4	3	3	3	53	70
Post-retirement benefit obligation	80	80	80	80	78	1,681	2,079

Total future contractual obligations	$2,288	$3,490	$3,252	$2,374	$1,512	$13,691	$26,607

*
Indefeasible rights of use

(1)
The table does not include:

•
our open purchase orders as of December 31, 2008. These purchase orders are generally at fair value, are generally cancelable without penalty and are part of normal operations;

•
other long-term liabilities, such as reserves for legal matters and income taxes, that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
pension benefits payable to certain eligible current and future retirees, some of which are due under contractual agreements. Benefits paid by our pension plan are paid through a trust, and therefore are not included in this table as we are not able to reliably estimate future required contributions to the trust, if any. As of December 31, 2008, the unfunded status of our pension

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

    plan was $745 million. We are not required to make any cash contributions before 2010. However, given the significant decline in the value of plan assets in 2008, based on current actuarial analyses and forecasts we may be required to make contributions in the range of $0 to $300 million in 2010 and can give no assurances that we will not be required to make additional contributions after 2010;

  •
  certain post-retirement benefits payable to certain eligible current and future retirees. Although we had a $2.509 billion liability recorded on our balance sheet as of December 31, 2008, representing the net benefit obligation for all post-retirement health care and life insurance benefits, not all of this amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. Certain of these plans are unfunded and net payments made by us totaled $144 million in 2008, including payments for benefits that are not contractual obligations. Total undiscounted future payments estimated to be made by us for benefits that are both contractual obligations and non-contractual obligations are approximately $5.8 billion over approximately 80 years. However, this estimate is impacted by various actuarial and market assumptions, and ultimate payments will differ from this estimate. A trust has been established to help cover the health care costs of retirees who are former occupational employees. The fair value of the trust assets was $915 million as of December 31, 2008. Assuming that the trust's current asset allocation remains the same and the assets earn an expected long-term rate of return of 8.5%, we believe that the trust assets will be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid directly by us, and our estimated payments beyond five years are included in the $5.8 billion estimate noted above. This five year period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if we assume that the rate of return on trust assets is zero and benefit reimbursements remain at projected levels the trust would be exhausted in five years, but if we assumed that the rate of return on trust assets were zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in three years. See additional information on our benefits plans in Note 10—Employee Benefits;

  •
  contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts on December 31, 2008, the contract termination fees (based on minimum commitments) would have been approximately $498 million. Under the same assumption, termination fees for these contracts to purchase other goods and services would have been $131 million. In the normal course of business, we believe the payment of these fees is remote; and

  •
  potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

(2)
Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective as of December 31, 2008.

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

  Capital Leases

        We lease certain office facilities and equipment under various capital lease arrangements. Assets acquired through capital leases during 2008, 2007 and 2006 were $15 million, $14 million and $21 million, respectively. Assets recorded under capitalized lease agreements included in property, plant and equipment consisted of $240 million, $235 million and $243 million of cost less accumulated depreciation of $120 million, $103 million and $80 million as of December 31, 2008, 2007 and 2006, respectively. The depreciation and amortization of assets under capital lease arrangements is included in depreciation and amortization in our consolidated statements of operations.

        The future minimum payments under capital leases as of December 31, 2008 are included in our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
Total minimum payments	$133
Less: amount representing interest and executory costs	(53)

Present value of minimum payments	80
Less: current portion	(25)

Long-term portion	$55

  Operating Leases

        Certain office facilities, real estate and equipment are subject to operating leases. We also have easement (or right-of-way) agreements with railroads and public transportation authorities that are accounted for as operating leases. For the years ended December 31, 2008, 2007 and 2006, rent expense under these operating leases was $271 million, $294 million and $313 million, respectively, net of sublease rental income of $30 million, $30 million and $33 million, respectively. Operating leases as reported in the table in "Future Contractual Obligations" above have not been reduced by minimum sublease rental income of $202 million, which we expect to realize under non-cancelable subleases.

  Letters of Credit and Guarantees

        We maintain letter of credit arrangements with various financial institutions for up to $125 million. We had outstanding letters of credit of approximately $82 million as of December 31, 2008.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

        As described further in Note 21—Financial Statements of Guarantors, certain Qwest entities have guaranteed the payment of debt, leases or letter of credit obligations of other Qwest entities.

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

        In November 2005, we, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that, if implemented, will settle the consolidated securities action against us and certain other defendants (the "Qwest settlement"). No parties admit any wrongdoing as part of the Qwest settlement. Pursuant to the Qwest settlement, we deposited approximately $400 million in cash into a settlement fund. In connection with the Qwest settlement, we received $10 million from Arthur Andersen LLP. As part of the Qwest settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen. If the Qwest settlement is not implemented, we will be repaid the $400 million plus interest, less certain expenses, and we will repay the $10 million to Arthur Andersen.

        If implemented, the Qwest settlement will resolve and release the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed Qwest settlement on behalf of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002, over the objections of Messrs. Nacchio and Woodruff. Messrs. Nacchio and Woodruff then appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, the Tenth Circuit held that the federal district court order overruling Nacchio

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

and Woodruff's objections to the Qwest settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and to provide a more detailed explanation for its earlier decision overruling those objections. Subsequent to the remand, a proposed settlement was reached involving the claims of the putative class against Messrs. Nacchio and Woodruff as described below that, if implemented, will also result in the implementation of the Qwest settlement.

        On August 4, 2008, we, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the "Nacchio/Woodruff settlement"). The court has preliminarily approved the Nacchio/Woodruff settlement, has certified a class for settlement purposes of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002, and has scheduled a hearing to consider final approval of the Nacchio/Woodruff settlement. If implemented, the settlement will, among other things, (i) settle the individual claims of the class representatives and the class they represent against Messrs. Nacchio and Woodruff, and (ii) result in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the Qwest settlement and the resolution of their indemnification dispute with us arising from the Qwest settlement. Under the proposed Nacchio/Woodruff settlement, we have contributed $40 million, and, if implemented, Messrs. Nacchio and Woodruff will contribute a total of $5 million of insurance proceeds. The Nacchio/Woodruff settlement is subject to a number of conditions and future contingencies, including that it (i) requires final court approval, and (ii) provides us with the right to terminate the settlement if class members representing more than a specified amount of alleged securities losses elect to opt out of the settlement. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

KPNQwest Litigation/Investigation

        On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph Nacchio, Robert S. Woodruff and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs' attorneys' fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. ("KPN"), Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $305 million based on the exchange rate on December 31, 2008).

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs' investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Joseph Nacchio and John McMaster. The Arizona Superior Court dismissed most of plaintiffs' claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs have appealed the court's decision to the Arizona Court of Appeals. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys' fees.

        On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, located in the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (us and KPN), and KPNQwest's outside auditors and accountants. On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. We and others have appealed that order to the Netherlands Supreme Court. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry.

        We will continue to defend against the pending KPNQwest litigation matters vigorously.

Other Matters

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber optic cable in the right-of-way without the plaintiffs' consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which Qwest has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On November 18, 2008, the court

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 17: Commitments and Contingencies (Continued)

held a hearing to consider final approval of the proposed settlement and the parties are awaiting the court's decision.

        Qwest Communications Company, LLC ("QCC") is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission ("FCC") regulations for coinless calls placed from their phones onto QCC's network. The claim seeks compensation for calls, as well as interest and attorneys' fees. QCC will vigorously defend against this action.

        QC has been a defendant in litigation brought by several owners of payphones relating to the rates QC charged them for the lines to their payphones between 1997 and 2003. Generally, the payphone owners have claimed that QC charged more for payphone access lines than QC was permitted to charge under the applicable FCC rules. The largest of these lawsuits, filed in the United States District Court for the Western District of Washington, was amicably settled for an immaterial amount and dismissed. A second lawsuit, pending in the United States District Court for the District of Utah with related proceedings before the FCC, has also been amicably settled for an immaterial amount. Another proceeding against QC remains pending before the Oregon Public Utility Commission. Several related proceedings are underway at the FCC involving QC, other telecommunications companies and payphone owners. In all of these proceedings, the payphone owners seek damages for amounts paid allegedly exceeding the amounts that were permitted under the applicable FCC rules. QC will vigorously defend against the remaining actions.

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

Flood Damage

        During June 2008, floods in the Midwest, particularly Iowa, caused damage to our network and other assets. Based on our current assessment, we estimate that cumulative expenditures required for the restoration of our network and physical plant will be less than $20 million including repairs and equipment replacement. For the year ended December 31, 2008, we incurred repair expenditures of approximately $13 million, which are included in the estimate. Although we carry insurance that covers certain property damage and business interruption, because of applicable deductibles, we expect any recoveries to be immaterial in relation to our expenditures.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 18: Quarterly Financial Data (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2008
Operating revenue	$3,399	$3,382	$3,379	$3,315	$13,475
Income tax (expense) benefit	(99)	(123)	(78)	(118)	(418)
Net income	157	188	151	185	681
Basic earnings per share	$0.09	$0.11	$0.09	$0.11	$0.39
Diluted earnings per share	$0.09	$0.11	$0.09	$0.11	$0.39
2007
Operating revenue	$3,446	$3,463	$3,434	$3,435	$13,778
Income tax (expense) benefit	(2)	—	2,149	106	2,253
Net income	240	246	2,065	366	2,917
Basic earnings per share	$0.13	$0.13	$1.14	$0.20	$1.59
Diluted earnings per share	$0.12	$0.13	$1.08	$0.20	$1.52

Fourth Quarter 2007

        Income tax expense for the fourth quarter of 2007 includes income tax benefits of $144 million from tentative settlements that we and the IRS agreed to related to several of the issues raised in its audit of our 2002 and 2003 tax years and $52 million of benefit from changes in other estimates. Partially offsetting these benefits was a $93 million reduction in the third quarter's reversal of the valuation allowance on our deferred tax assets that we should have recognized in the third quarter of 2007 when the reversal was recognized. Had the reduction been recognized, it would have reduced the impact of the third quarter reversal of the valuation allowance on our deferred tax assets from $2.174 billion to $2.081 billion. Absent the $93 million adjustment, our fourth quarter net income would have been $459 million. This adjustment had no impact on our annual results.

Third Quarter 2007

        Included in net income for the third quarter of 2007 is the reversal of the valuation allowance on our deferred tax assets which resulted in an income tax benefit of $2.174 billion during the quarter. For additional information, see Note 11—Income Taxes. Also included in net income for the third quarter of 2007 are charges of $353 million related to securities and other litigation.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 19: Other Financial Information

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	(Dollars in millions)
Prepaid expenses and other current assets:
Prepaid expenses	$199	$157
Deferred activation and installation charges	121	133
Short-term investments	10	79
Other	38	72

Total prepaid expenses and other current assets	$368	$441

Other Non-Current Assets

        Other non-current assets as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	(Dollars in millions)
Other non-current assets:
Deposits in escrow accounts related to settlements of the consolidated securities action and other regulatory matters	$402	$402
Non-current investments as described in Note 4—Investments	100	126
Other	582	651

Total other non-current assets	$1,084	$1,179

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 19: Other Financial Information (Continued)

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	(Dollars in millions)
Accrued expenses and other current liabilities:
Accrued interest	$259	$260
Employee compensation	471	467
Accrued property and other taxes	258	305
Current portion of post-retirement and other post-employment benefit obligations and non-qualified pension obligations	172	201
Dividends payable	136	142
Legal reserves	70	243
Income taxes payable	9	157
Other	266	224

Total accrued expenses and other current liabilities	$1,641	$1,999

Other Non-Current Liabilities

        Other non-current liabilities as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	(Dollars in millions)
Other non-current liabilities:
Reserves for contingencies and litigation as described in Note 17—Commitments and Contingencies	$511	$512
Restructuring and realignment reserves as described in Note 9—Restructuring and Severance	235	303
Income tax reserve	66	183
Other	376	386

Total other non-current liabilities	$1,188	$1,384

Note 20: Labor Union Contracts

        We are a party to collective bargaining agreements with our labor unions, the Communications Workers of America and the International Brotherhood of Electrical Workers. Our current four-year collective bargaining agreements expire on October 6, 2012. As of December 31, 2008, employees covered under these collective bargaining agreements totaled 17,145, or 52% of all our employees.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 21: Financial Statements of Guarantors

        QCII and two of its subsidiaries, Qwest Capital Funding, Inc. ("QCF") and QSC, guarantee the payment of certain of each other's registered debt securities. As of December 31, 2008, QCII had outstanding a total of $2.055 billion aggregate principal amount of senior notes that were issued in February 2004 and June 2005 and that are guaranteed by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2014. Each series of QCF's outstanding notes totaling approximately $2.7 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

        The following information sets forth our condensed consolidating statements of operations for the years ended December 31, 2008, 2007 and 2006, our condensed consolidating balance sheets as of December 31, 2008 and 2007, and our condensed consolidating statements of cash flows for the years ended December 31, 2008, 2007 and 2006. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity's investments in its subsidiaries, if any, is presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries' tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our consolidated financial statements.

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

        In light of this order and consistent with our continuing strategy to simplify our corporate structure and gain operational efficiencies, in the first quarter of 2008 we merged two of our wholly owned subsidiaries into one of our other wholly owned subsidiaries and moved some of our operations among our subsidiaries. These reorganization activities impacted the entities that are consolidated into our consolidated financial statements and, as a result, the subsidiary financial statements presented in this note differ from the subsidiary financial statements we have historically presented in this note. Because the reorganization activities combined businesses that were already controlled by us, we are required to adjust previously reported consolidated financial statements for all periods presented in this note for any transferred businesses. To reflect the impact these changes would have had if they had been implemented in prior periods, we have recast certain financial information for the years ended December 31, 2007 and 2006 presented in this note. We continue to evaluate other ways to organize

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006

Note 21: Financial Statements of Guarantors (Continued)

the legal structure and operations of our subsidiaries, and any future reorganization activities could similarly affect the condensed consolidating financial statements presented in this note.

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

Allocations among Affiliates

        We allocate the costs of shared services among our affiliates. These services include marketing and advertising, information technology, product and technical services as well as general support services. The allocation of these costs is based on estimated market values or fully distributed cost ("FDC"). Most of our affiliate services are priced by applying an FDC methodology. FDC rates are determined using salary rates, which include payroll taxes, employee benefits, facilities and overhead costs. Whenever possible, costs are directly assigned to the affiliate that uses the service. If costs cannot be directly assigned, they are allocated among all affiliates based on cost usage measures; or if no cost usage measure is available, these costs are allocated based on a general allocator. From time to time, we adjust the basis for allocating the costs of a shared service among our affiliates. Such changes in allocation methodologies are generally billed prospectively.

        Under our tax allocation policy, we treat our subsidiaries as if they were separate taxpayers. The policy requires that each subsidiary pay its tax liabilities in cash based on that subsidiary's separate return taxable income. To the extent a subsidiary has taxable losses, the subsidiary does not pay any amount and therefore retains the benefit of the losses. Subsidiaries are also included in the combined state tax returns we file, and the same payment and allocation policy applies.

        Employees of our subsidiaries participate in the QCII pension, non-qualified pension, post-retirement health care and life insurance, and other post-employment benefit plans. The amounts contributed by our subsidiaries are not segregated or restricted to pay amounts due to their employees and may be used to provide benefits to our other employees or employees of other subsidiaries. We allocate the cost of pension, non-qualified pension, and post-retirement health care and life insurance benefits and the associated obligations and assets to our subsidiaries and determine the subsidiaries' required contributions. The allocation is based upon demographics of each subsidiary's employees compared to all participants. In determining the allocated amounts, we make numerous assumptions. Changes in any of our assumptions could have a material impact on the expense allocated to our subsidiaries.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2008

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$13,475	$—	$13,475
Operating revenue—affiliates	—	—	42	(42)	—

Total operating revenue	—	—	13,517	(42)	13,475

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	4,585	—	4,585
Selling	—	—	2,208	—	2,208
General, administrative and other operating	71	—	2,160	—	2,231
Operating expenses—affiliates	—	—	42	(42)	—
Depreciation and amortization	—	—	2,354	—	2,354

Total operating expenses	71	—	11,349	(42)	11,378

Other expense (income)—net:
Interest expense—net	224	207	590	—	1,021
Interest expense—affiliates	10	272	823	(1,105)	—
Interest income—affiliates	—	(1,103)	(2)	1,105	—
Other—net	1	(30)	6	—	(23)
(Income) loss from equity investments in subsidiaries	(848)	(192)	—	1,040	—

Total other (income) expense—net	(613)	(846)	1,417	1,040	998

Income (loss) before income taxes	542	846	751	(1,040)	1,099
Income tax benefit (expense)	139	(8)	(549)	—	(418)

Net income (loss)	$681	$838	$202	$(1,040)	$681

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$13,778	$—	$13,778
Operating revenue—affiliates	—	—	39	(39)	—

Total operating revenue	—	—	13,817	(39)	13,778

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	4,703	—	4,703
Selling	—	—	2,162	—	2,162
General, administrative and other operating	403	—	2,295	—	2,698
Operating expenses—affiliates	—	—	39	(39)	—
Depreciation and amortization	—	—	2,459	—	2,459

Total operating expenses	403	—	11,658	(39)	12,022

Other expense (income)—net:
Interest expense—net	259	213	623	—	1,095
Interest expense—affiliates	10	118	730	(858)	—
Interest income—affiliates	—	(853)	(5)	858	—
Loss on early retirement of debt	8	—	18	—	26
Gain on sale of assets	—	—	(7)	—	(7)
Other—net	(6)	(13)	(3)	—	(22)
(Income) loss from equity investments in subsidiaries	(3,433)	119	—	3,314	—

Total other (income) expense—net	(3,162)	(416)	1,356	3,314	1,092

Income (loss) before income taxes	2,759	416	803	(3,314)	664
Income tax benefit (expense)	158	3,012	(917)	—	2,253

Net income (loss)	$2,917	$3,428	$(114)	$(3,314)	$2,917

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$13,923	$—	$13,923
Operating revenue—affiliates	—	—	47	(47)	—

Total operating revenue	—	—	13,970	(47)	13,923

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	4,939	—	4,939
Selling	—	—	2,145	—	2,145
General, administrative and other operating	30	—	2,484	—	2,514
Operating expenses—affiliates	—	—	47	(47)	—
Depreciation and amortization	—	—	2,770	—	2,770

Total operating expenses	30	—	12,385	(47)	12,368

Other expense (income)—net:
Interest expense—net	275	243	651	—	1,169
Interest expense—affiliates	12	446	1,157	(1,615)	—
Interest income—affiliates	—	(1,611)	(4)	1,615	—
(Gain) loss on early retirement of debt—net	—	(4)	9	—	5
Gain on sale of assets	—	—	(68)	—	(68)
Other—net	(46)	(29)	(33)	—	(108)
(Income) loss from equity investments in subsidiaries	(675)	815	—	(140)	—

Total other (income) expense—net	(434)	(140)	1,712	(140)	998

Income (loss) before income taxes	404	140	(127)	140	557
Income tax benefit (expense)	189	526	(679)	—	36

Net income (loss)	$593	$666	$(806)	$140	$593

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2008

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$307	$258	$—	$565
Accounts receivable—net	20	1	1,444	—	1,465
Accounts receivable—affiliates	535	628	22	(1,185)	—
Notes receivable—affiliates	—	13,773	117	(13,890)	—
Deferred income taxes—net	—	327	253	(8)	572
Prepaid expenses and other	—	29	377	(38)	368

Total current assets	555	15,065	2,471	(15,121)	2,970
Property, plant and equipment—net	—	—	13,045	—	13,045
Capitalized software—net	—	—	875	—	875
Investments in subsidiaries	2,263	(7,772)	—	5,509	—
Deferred income taxes—net	886	2,307	276	(1,261)	2,208
Prepaid pension and post-retirement and other post-employment benefits—net—affiliate	2,978	84	1,059	(4,121)	—
Other	527	212	496	(151)	1,084

Total assets	$7,209	$9,896	$18,222	$(15,145)	$20,182

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$230	$562	$28	$—	$820
Current borrowings—affiliates	145	3,948	9,797	(13,890)	—
Accounts payable	—	1	819	—	820
Accounts payable—affiliates	20	2	130	(152)	—
Accrued expenses and other	424	172	1,069	(24)	1,641
Accrued expenses and other—affiliates	2	375	656	(1,033)	—
Deferred income taxes—net	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	586	(14)	572

Total current liabilities	829	5,060	13,085	(15,121)	3,853
Long-term borrowings—net	3,039	2,183	7,617	—	12,839
Pension and post-retirement and other post-employment benefits obligations—net	3,232	—	—	—	3,232
Pension and post-retirement and other post-employment benefits obligations and other—affiliate	1,143	431	2,547	(4,121)	—
Deferred income taxes—net	—	—	1,261	(1,261)	—
Deferred revenue	—	—	519	—	519
Other	415	—	924	(151)	1,188

Total liabilities	8,658	7,674	25,953	(20,654)	21,631
Stockholders' (deficit) equity	(1,449)	2,222	(7,731)	5,509	(1,449)

Total liabilities and stockholders' (deficit) equity	$7,209	$9,896	$18,222	$(15,145)	$20,182

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2007

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$90	$481	$331	$—	$902
Accounts receivable—net	19	30	1,527	—	1,576
Accounts receivable—affiliates	356	357	31	(744)	—
Notes receivable—affiliates	—	11,499	104	(11,603)	—
Deferred income taxes—net	—	179	483	(8)	654
Prepaid expenses and other	9	60	413	(41)	441

Total current assets	474	12,606	2,889	(12,396)	3,573
Property, plant and equipment—net	—	—	13,671	—	13,671
Capitalized software—net	—	—	853	—	853
Investments in subsidiaries	2,825	(7,129)	—	4,304	—
Deferred income taxes—net	—	3,167	38	(1,621)	1,584
Prepaid pension—net	1,672	—	—	—	1,672
Prepaid pension and post-retirement and other post-employment benefits—affiliates	3,087	74	1,034	(4,195)	—
Other	562	95	522	—	1,179

Total assets	$8,620	$8,813	$19,007	$(13,908)	$22,532

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$77	$171	$353	$—	$601
Current borrowings—affiliates	104	2,195	9,304	(11,603)	—
Accounts payable	—	12	996	—	1,008
Accounts payable—affiliates	21	2	98	(121)	—
Accrued expenses and other	636	158	1,219	(14)	1,999
Accrued expenses and other—affiliates	—	148	475	(623)	—
Deferred income taxes—net	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	628	(27)	601

Total current liabilities	846	2,686	13,073	(12,396)	4,209
Long-term borrowings—net	3,281	2,745	7,624	—	13,650
Post-retirement and other post-employment and non-qualified pension benefits obligations—net	2,187	—	1	—	2,188
Pension and post-retirement and other post-employment benefits obligations and other—affiliate	1,108	520	2,567	(4,195)	—
Deferred income taxes—net	215	—	1,406	(1,621)	—
Deferred revenue	—	—	538	—	538
Other	420	65	899	—	1,384

Total liabilities	8,057	6,016	26,108	(18,212)	21,969
Stockholders' equity (deficit)	563	2,797	(7,101)	4,304	563

Total liabilities and stockholders' equity (deficit)	$8,620	$8,813	$19,007	$(13,908)	$22,532

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(445)	$1,171	$2,158	$47	$2,931
Investing Activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,777)	—	(1,777)
Proceeds from sale of property and equipment	—	—	15	—	15
Proceeds from sale of investment securities	—	65	—	—	65
Purchases of investment securities	—	—	—	—	—
Changes in interest in investments managed by QSC	23	(10)	(13)	—	—
Cash infusion to subsidiaries	—	(1,521)	—	1,521	—
Net (increase) decrease in short-term affiliate loans	—	(2,274)	(13)	2,287	—
Dividends received from subsidiaries	1,290	2,100	—	(3,390)	—
Other	—	4	—	—	4

Cash provided by (used for) investing activities	1,313	(1,636)	(1,788)	418	(1,693)

Financing activities:
Proceeds from long-term borrowings	—	—	—	—	—
Repayments of long-term borrowings, including current maturities	(98)	(171)	(362)	—	(631)
Net proceeds from (repayments of) short-term affiliate borrowings	41	1,753	493	(2,287)	—
Proceeds from issuances of common stock	42	—	—	—	42
Repurchases of common stock	(432)	—	—	—	(432)
Dividends paid	(556)	—	—	—	(556)
Equity infusion from parent	—	—	1,521	(1,521)	—
Dividends paid to parent	—	(1,290)	(2,100)	3,390	—
Other	45	(1)	5	(47)	2

Cash (used for) provided by financing activities	(958)	291	(443)	(465)	(1,575)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(90)	(174)	(73)	—	(337)
Beginning balance	90	481	331	—	902

Ending balance	$—	$307	$258	$—	$565

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(737)	$1,706	$2,035	$22	$3,026
Investing Activities:
Expenditures for property, plant and equipment and capitalized software	(8)	—	(1,661)	—	(1,669)
Proceeds from sale of property and equipment	—	—	29	—	29
Proceeds from sale of investment securities	—	203	—	—	203
Purchases of investment securities	—	(64)	—	—	(64)
Changes in interest in investments managed by QSC	(11)	(12)	23	—	—
Cash infusion to subsidiaries	—	(2,801)	—	2,801	—
Net (increase) decrease in short-term affiliate loans	—	(1,296)	(11)	1,307	—
Dividends received from subsidiaries	2,450	2,505	—	(4,955)	—
Other	(11)	53	(29)	(113)	(100)

Cash provided by (used for) investing activities	2,420	(1,412)	(1,649)	(960)	(1,601)

Financing activities:
Proceeds from long-term borrowings	—	—	500	—	500
Repayments of long-term borrowings, including current maturities	(507)	—	(669)	—	(1,176)
Net (repayments of) proceeds from short-term affiliate borrowings	(42)	1,738	(389)	(1,307)	—
Proceeds from issuances of common stock	113	—	—	—	113
Repurchases of common stock	(1,170)	—	—	—	(1,170)
Equity infusion from parent	—	—	2,801	(2,801)	—
Dividends paid to parent	—	(2,450)	(2,505)	4,955	—
Early retirement of debt costs	(5)	—	(10)	—	(15)
Other	18	(1)	(124)	91	(16)

Cash (used for) provided by financing activities	(1,593)	(713)	(396)	938	(1,764)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	90	(419)	(10)	—	(339)
Beginning balance	—	900	341	—	1,241

Ending balance	$90	$481	$331	$—	$902

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(387)	$1,924	$1,220	$32	$2,789
Investing Activities:
Expenditures for property, plant and equipment and capitalized software	(1)	—	(1,631)	—	(1,632)
Proceeds from sale of property and equipment	—	—	187	—	187
Proceeds from sale of investment securities	—	70	—	—	70
Purchases of investment securities	—	(217)	—	—	(217)
Changes in interest in investments managed by QSC	9	31	(40)	—	—
Cash infusion to subsidiaries	—	(7,412)	—	7,412	—
Net decrease (increase) in short-term affiliate loans	—	9,093	(17)	(9,076)	—
Dividends received from subsidiaries	350	1,946	—	(2,296)	—
Other	—	43	(108)	(43)	(108)

Cash provided by (used for) investing activities	358	3,554	(1,609)	(4,003)	(1,700)

Financing activities:
Proceeds from long-term borrowings	—	—	600	—	600
Repayments of long-term borrowings, including current maturities	(39)	(507)	(634)	—	(1,180)
Net (repayments of) proceeds from short-term affiliate borrowings	(19)	(4,271)	(4,786)	9,076	—
Proceeds from issuances of common stock	205	—	—	—	205
Repurchases of common stock	(209)	—	—	—	(209)
Equity infusion from parent	—	—	7,412	(7,412)	—
Dividends paid to parent	—	(350)	(1,946)	2,296	—
Early retirement of debt costs	—	(2)	(7)	—	(9)
Other	24	(11)	(125)	11	(101)

Cash (used for) provided by financing activities	(38)	(5,141)	514	3,971	(694)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(67)	337	125	—	395
Beginning balance	67	563	216	—	846

Ending balance	$—	$900	$341	$—	$1,241

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qwest Communications International Inc.:

We have audited Qwest Communications International Inc.'s (the Company's) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qwest Communications International Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Qwest Communications International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qwest Communications International Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' (deficit) equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 12, 2009

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of December 31, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 of this annual report on Form 10-K is incorporated by reference to our definitive proxy statement for our 2009 Annual Meeting of Stockholders, or our 2009 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008 under the headings "Section 16(a) Beneficial Ownership Reporting Compliance," "Governance of the Company—Meetings and Committees," "Governance of the Company—Codes of Conduct," "Proposal No. 1—Election of Directors" and "Executive Officers and Management" and to Item 1 of this annual report on Form 10-K under the heading "Website Access and Important Investor Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 of this annual report on Form 10-K is incorporated by reference to our 2009 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008 under the headings "Director Compensation," "Compensation of Executive Officers," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 of this annual report on Form 10-K is incorporated by reference to our 2009 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008 under the headings "Beneficial Ownership of Shares of Common Stock" and "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 of this annual report on Form 10-K is incorporated by reference to our 2009 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008 under the headings "Governance of the Company—Director Independence," "Compensation Committee Interlocks and Insider Participation" and "Related Person Transactions."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 of this annual report on Form 10-K is incorporated by reference to our 2009 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008 under the heading "Independent Registered Public Accounting Firm."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   Documents filed as part of this report:

        (a)(3) and (b) Exhibits required by Item 601 of Regulation S-K:

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).
(3.2)
Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).
(3.3)
Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).
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

Exhibit Number	Description
(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
(4.4)
Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).
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
(4.7)
First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).
(4.8)	Officer's Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation's Form S-4, File No. 333-115119).
(4.9)
Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).
(4.10)
First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).
(4.11)
First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

Exhibit Number	Description
(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).
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
(4.14)
Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).
(4.15)
First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).
(4.16)
Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).
(4.17)
First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).
(4.18)
Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).
(4.19)
Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).
(4.20)
Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

Exhibit Number	Description
(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).
(4.22)
First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).
(4.23)
Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).
(4.24)
Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).
(10.1)
Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*
(10.2)
Forms of option, restricted stock and performance share agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, and Current Report on Form 8-K filed on September 12, 2008, File No. 001-15577).*
(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*
(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.5)	Deferred Compensation Plan (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*
10.6	Amendment to Deferred Compensation Plan.*
(10.7)
Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*
(10.8)
Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

Exhibit Number	Description
(10.9)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*
(10.10)	2009 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on February 10, 2009, File No. 001-15577).*
(10.11)
Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*
(10.12)
Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).
(10.13)
Registration Rights Agreement, dated May 16, 2007, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).
(10.14)
Amended Employment Agreement, dated as of August 29, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on August 31, 2007, File No. 001-15577).*
(10.15)
Amendment to Amended Employment Agreement by and between Edward A. Mueller and Qwest Communications International Inc., dated October 15, 2008 (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*
(10.16)
Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*
10.17	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller.
(10.18)
Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Thomas E. Richards, Richard N. Baer, Teresa A. Taylor and C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*
(10.19)
Letter, dated July 28, 2008, from Qwest to Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on July 29, 2008, File No. 001-15577).*
(10.20)
Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

Exhibit Number	Description
(10.21)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*
(10.22)
Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*
(10.23)
Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*
(10.24)
Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*
(10.25)
Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*
(10.26)
Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*
(10.27)
U S West, Inc. 1999 Stock Option Plan Non-Qualified Stock Option Agreement between U S West, Inc. and Bill Johnston (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*
(10.28)
Letter, dated March 2, 2007, from Qwest to John W. Richardson (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*
(10.29)
Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*
(10.30)
Agreement, dated as of March 7, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*
(10.31)
Private Label PCS Services Agreement between Sprint Spectrum L.P. and Qwest Wireless LLC dated August 3, 2003 (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).†

Exhibit Number	Description
(10.32)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).
12	Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Qwest Communications International Inc.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Quarterly Segment Income.
99.2	Quarterly Statements of Operations.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 12, 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC., A DELAWARE CORPORATION
By:	/s/ R. WILLIAM JOHNSTON R. William Johnston Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of February 2009.

Signature	Title

/s/ EDWARD A. MUELLER Edward A. Mueller	Director, Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
* Linda G. Alvarado	Director
* Charles L. Biggs	Director
* K. Dane Brooksher	Director
* Peter S. Hellman	Director
* R. David Hoover	Director
* Caroline Matthews	Director
* Patrick J. Martin	Director
* Wayne W. Murdy	Director

Signature		Title

* Jan L. Murley		Director
Frank P. Popoff		Director
* James A. Unruh		Director
* Anthony Welters		Director
*By:	/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer As Attorney-In-Fact