Form 10-Q
period 2009-03-31
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2009-04-30
CIK 1037949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On April 27, 2009, 1,720,192,626 shares of common stock were outstanding.

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

  •
  Internet Protocol (IP).  Those protocols that facilitate transferring information in packets of data and that enable each packet in a transmission to "tell" the data switches it encounters where it is headed and enables the computers on each end to confirm that message has been accurately transmitted and received.

ii

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

  •
  Multi-Protocol Label Switching (MPLS).  A standards-approved data networking technology that is a substitute for existing ATM and frame relay networks and that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks.

  •
  Private Line.  Direct circuit or channel specifically dedicated to a customer for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites.

  •
  Public Switched Telephone Network (PSTN).  The worldwide voice telephone network that is accessible to every person with a telephone equipped with a dial tone.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,173	$3,399
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	928	1,181
Selling	548	550
General, administrative and other operating	575	572
Depreciation and amortization	573	576

Total operating expenses	2,624	2,879

Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	260	272
Other—net	(9)	3

Total other expense (income)—net	251	275

Income before income taxes	298	245
Income tax expense	92	95

Net income	$206	$150

Earnings per common share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08
Weighted average common shares outstanding:
Basic	1,702,069	1,763,306
Diluted	1,706,822	1,769,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$541	$565
Accounts receivable—net of allowance of $136 and $129, respectively	1,360	1,465
Deferred income taxes—net	589	572
Prepaid expenses and other	377	368

Total current assets	2,867	2,970
Property, plant and equipment—net	12,816	13,045
Capitalized software—net	880	875
Deferred income taxes—net	2,051	2,168
Other	1,097	1,083

Total assets	$19,711	$20,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term borrowings	$587	$820
Accounts payable	791	820
Accrued expenses and other	1,268	1,641
Deferred revenue and advance billings	565	572

Total current liabilities	3,211	3,853
Long-term borrowings—net of unamortized debt discount and other of $253 and $270, respectively	12,755	12,735
Post-retirement and other post-employment benefits obligations—net	2,458	2,457
Pension obligations—net	781	775
Deferred revenue	515	519
Other	1,155	1,188

Total liabilities	20,875	21,527

Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,726,954 and 1,713,521 shares issued, respectively	17	17
Additional paid-in capital	42,190	42,167
Treasury stock—7,645 and 6,767 shares, respectively (including 62 shares held in rabbi trust at both dates)	(22)	(20)
Accumulated deficit	(42,857)	(43,063)
Accumulated other comprehensive loss	(492)	(487)

Total stockholders' deficit	(1,164)	(1,386)

Total liabilities and stockholders' deficit	$19,711	$20,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Operating activities:
Net income	$206	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	573	576
Deferred income taxes	98	94
Provision for bad debt—net	49	43
Other non-cash charges—net	29	32
Changes in operating assets and liabilities:
Accounts receivable	58	23
Prepaid expenses and other current assets	(28)	(5)
Accounts payable and accrued expenses and other current liabilities	(263)	(433)
Deferred revenue and advance billings	(19)	(9)
Other non-current assets and liabilities	(46)	(83)

Cash provided by operating activities	657	388

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(334)	(416)
Proceeds from sale of investment securities	6	31
Other	(8)	5

Cash used for investing activities	(336)	(380)

Financing activities:
Repayments of long-term borrowings, including current maturities	(239)	(9)
Proceeds from issuances of common stock	16	5
Dividends paid	(137)	(142)
Repurchases of common stock	—	(169)
Other	15	39

Cash used for financing activities	(345)	(276)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(24)	(268)
Beginning balance	565	902

Ending balance	$541	$634

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009
(Unaudited)

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

        The condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading. We have reclassified certain prior year revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 to conform to the current period presentation and to the presentation of the full year 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of March 31, 2009 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        The condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results or cash flows expected for the full year.

Use of Estimates

        Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension and post-retirement benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 1: Basis of Presentation (Continued)

pending tax and legal matters. See Note 9—Tax Matters and Note 12—Commitments and Contingencies for additional information.

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

Universal Service Funds (USF), Gross Receipts Taxes and Other Surcharges

        Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $82 million and $94 million for the three months ended March 31, 2009 and 2008, respectively.

Depreciation and Amortization

        Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $33.808 billion and $33.725 billion as of March 31, 2009 and December 31, 2008, respectively.

        Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.532 billion and $1.497 billion as of March 31, 2009 and December 31, 2008, respectively.

        Effective January 1, 2009, we changed our estimates of the average remaining lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $10 million for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 and will result in additional depreciation expense of approximately $38 million for the full year ending December 31, 2009 when compared to the year ended December 31, 2008.

        We made a decision in June 2008 to discontinue certain product offerings and as a result we changed our estimates of the remaining economic lives of certain assets used in providing those services, which resulted in the acceleration of depreciation of those assets. This change also resulted in additional depreciation expense of approximately $10 million for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 and will result in additional

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 1: Basis of Presentation (Continued)

depreciation expense of approximately $19 million for the full year ending December 31, 2009 when compared to the year ended December 31, 2008.

        The additional depreciation for both of the changes described above, net of deferred taxes, reduced net income by approximately $12 million, or less than $0.01 per basic and diluted common share, for the three months ended March 31, 2009 and will reduce net income by approximately $35 million, or approximately $0.02 per basic and diluted common share, for the full year ending December 31, 2009.

Recently Adopted Accounting Pronouncements

        Effective January 1, 2009, we adopted FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The liability component is measured so that the effective interest expense associated with the convertible debt reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This FSP applies to our 3.50% Convertible Senior Notes due 2025 (the "3.50% Convertible Senior Notes"). We applied this FSP retrospectively to all periods presented in our condensed consolidated financial statements. The adoption of this FSP resulted in a decrease in net income of $8 million, or less than $0.01 per basic and diluted common share, and $7 million, or less than $0.01 per basic and diluted common share, for the three months ended March 31, 2009 and 2008, respectively. Interest expense increased $13 million and $11 million for the three months ended March 31, 2009 and 2008, respectively. Additionally, the adoption resulted in a decrease to borrowings of $104 million, a decrease to deferred taxes of $40 million and a decrease to stockholders' deficit of $63 million at December 31, 2008 as compared to the balances previously reported in our Annual Report on Form 10-K for the year then ended. For additional information, see Note 5—Borrowings.

        Effective January 1, 2009, we adopted FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Under this FSP, our unvested restricted stock grants are now considered participating securities. The two-class method requires earnings to be allocated between common shareholders and holders of unvested restricted stock grants. Upon adoption, we retrospectively recomputed earnings per common share for all periods presented, but the modified calculation resulted in an immaterial change to the earnings per common share we have reported historically. The changes in the earnings per common share presented in these financial statements as compared to amounts previously presented are the result of the adoption of FSP APB 14-1.

        Effective January 1, 2009, we adopted FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidelines for ensuring that fair value measurements are consistent with the principles presented in Statement of Financial Accounting

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 1: Basis of Presentation (Continued)

Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). The adoption of this FSP has not had a material effect on our financial position or results of operations.

        Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP has not had a material effect on our financial position or results of operations.

Note 2: Earnings Per Common Share

        Basic earnings per common share excludes dilution and is computed by dividing net income allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if certain outstanding stock options are exercised and certain performance shares require payout in common stock.

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per common share computations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions except per share amounts, shares in thousands)
Net income allocated to common shareholders	$205	$149

Basic weighted average shares outstanding	1,702,069	1,763,306
Dilutive effect of options with strike prices equal to or less than the average price of our common stock during the period, calculated using the treasury stock method	125	5,647
Dilutive effect of performance shares	4,628	212

Diluted weighted average shares outstanding	1,706,822	1,769,165

Earnings per common share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.08

        We had weighted average unvested restricted stock grants outstanding of approximately 9 million shares and 6 million shares during the three months ended March 31, 2009 and 2008, respectively. The grants are treated as participating securities in the calculation of our earnings per common share and were allocated net income of approximately $1 million for basic and diluted earnings per share for the three months ended March 31, 2009 and 2008.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 2: Earnings Per Common Share (Continued)

        The following is a summary of the securities that could potentially dilute basic earnings per common share, but have been excluded from the computations of diluted earnings per common share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	62,727	37,590

Outstanding options to purchase common stock because the market-based vesting conditions have not been met	2,083	2,340

Other outstanding instruments excluded because the impact would have been antidilutive	228	11,064

        The above table does not include the potential dilutive effects of the equity premium on our 3.50% Convertible Senior Notes, which were not convertible as of March 31, 2009. The number of shares we would have to issue upon conversion of this debt is determined by a formula that uses our stock price as a major input.

Note 3: Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, certain of our current and non-current investments (consisting of auction rate securities and an investment fund), accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, accounts receivable and accounts payable, interest rate hedges, the investment fund, and auction rate securities approximate their fair values.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by SFAS No. 157 prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 3: Fair Value of Financial Instruments (Continued)

        The table below presents the fair values for certain of our current and non-current investments, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of March 31, 2009 and December 31, 2008:

		Fair value as of
	Level	March 31, 2009	December 31, 2008
		(Dollars in millions)
Assets:
Auction rate securities	3	$86	$90
Investment fund	3	14	20

Total assets		$100	$110

Liabilities:
Long-term notes, including the current portion	1 & 2	$11,805	$11,043
Interest rate hedges	3	7	8

Total liabilities		$11,812	$11,051

        The three levels of the hierarchy are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
Level 2
Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3
Inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

        We determined the fair value of our auction rate securities using a discounted cash flow model that takes into consideration the interest rate of the securities, the probability that we will be able to sell the securities in an auction or that the securities will be redeemed early, the probability that a default will occur and its severity, a discount rate and other factors.

        We determined the fair value of our investment fund based on the asset values of the securities underlying the fund.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 3: Fair Value of Financial Instruments (Continued)

        We determined the fair value of our interest rate hedges using projected future cash flows, discounted at the mid-market implied forward London Interbank Offered Rate ("LIBOR"). We valued the debt underlying the fair value hedges using projected future cash flows, discounted at mid-market implied forward LIBOR, plus a constant spread above LIBOR determined at the inception of the hedging relationship. We determined these valuations excluding accrued interest. For additional information on our derivative financial instruments, see Note 6—Derivative Financial Instruments.

        We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates. Unlike the items listed above, our long-term notes including the current portion are reflected on our condensed consolidated balance sheets at original cost net of unamortized discounts and premiums. The carrying value of our long-term notes including the current portion was $13.250 billion as of March 31, 2009. For additional information, see Note 5—Borrowings.

        The table below presents a rollforward of the instruments valued using SFAS No. 157 Level 3 inputs for the three months ended March 31, 2009:

	Instruments Valued Using Level 3 Inputs
	Auction rate securities	Investment fund	Interest rate hedges
	(Dollars in millions)
Balance at January 1	$90	$20	$(8)
Transfers into (out of) Level 3	—	—	—
Additions	—	—	—
Dispositions	—	(6)	—
Realized and unrealized losses:
Included in other (expense) income—net	—	—	(2)
Included in other comprehensive loss	(4)	—	3

Balance at March 31	$86	$14	$(7)

Note 4: Investments

        As of March 31, 2009 and December 31, 2008, our investments included auction rate securities of $86 million and $90 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 4: Investments (Continued)

credit markets have prevented us and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. These securities:

  •
  are structured obligations of special purpose reinsurance entities associated with life insurance companies and are referred to as "Triple X" securities;

  •
  currently pay interest every 28 days at one-month LIBOR plus 200 basis points;

  •
  are rated A;

  •
  are insured against loss of principal and interest by bond insurers with BBB+ and CCC credit ratings at March 31, 2009;

  •
  are collateralized by the issuers; and

  •
  mature between 2033 and 2036.

        We recorded unrealized losses, net of deferred income taxes, on these auction rate securities of $2 million and $4 million for the three months ended March 31, 2009 and 2008, respectively. The cumulative unrealized losses, net of deferred income taxes, related to these securities were $19 million and $17 million as of March 31, 2009 and December 31, 2008, respectively. These unrealized losses were recorded in accumulated other comprehensive income on our condensed consolidated balance sheets. The cost basis of these securities was $117 million as of both March 31, 2009 and December 31, 2008. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $117 million cost basis, in part because the securities are rated investment grade, the securities are fully collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors, the issuers cease making required interest payments or if we believe it is more likely than not that we will be required to sell these securities before their values recover; we would then recognize the portion of the other than temporary decline in fair value that is due to credit loss in other expense (income)—net in our condensed consolidated statements of operations. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of March 31, 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 5: Borrowings

        As of March 31, 2009 and December 31, 2008, our long-term borrowings, net of unamortized discounts and premiums, consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$562	$792
Long-term capital lease and other obligations	25	28

Total current portion of long-term borrowings	$587	$820

Long-term borrowings:
Long-term notes	$12,688	$12,673
Long-term capital lease and other obligations	67	62

Total long-term borrowings—net	$12,755	$12,735

Total long-term borrowings—net, including current portion	$13,342	$13,555

        We were in compliance with all provisions and covenants of our borrowings as of March 31, 2009.

        Effective January 1, 2009, we adopted FSP APB 14-1. This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The carrying amount of the equity component of the 3.50% Convertible Senior Notes was $164 million as of March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, the liability component of the notes had: a principal amount of $1.265 billion; an unamortized discount value of $91 million and $104 million, respectively; and a net carrying amount of $1.174 billion and $1.161 billion, respectively. The remaining discount will be amortized over the next 19 months. The effective interest rate on the 3.50% Convertible Senior Notes is 8.77%. The interest cost, inclusive of the 3.50% coupon and amortization of the discount, recognized for the three months ended March 31, 2009 and 2008 was $25 million and $24 million, respectively.

        The holders of our 3.50% Convertible Senior Notes have the option to require us to repurchase their notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We believe that, if the trading price of our common stock is below the conversion price on November 15, 2010, the likelihood of holders requiring us to repurchase their notes will increase the more the conversion price exceeds the trading price of our common stock. The conversion value of the notes as of March 31, 2009 was calculated by using the current conversion rate of 187.6836 per $1,000 in principal amount of the notes or a conversion price of $5.33, adjusted for certain events, including the payment of dividends, as described in the indenture governing the notes.

Repayment

        On January 2, 2009, we redeemed $230 million aggregate principal amount of QCII's Floating Rate Senior Notes due 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 5: Borrowings (Continued)

New Issuance

        In April 2009, our wholly owned subsidiary, Qwest Corporation ("QC"), issued approximately $811 million of 8.375% Senior Notes due 2016. QC intends to use the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in its telecommunication assets.

Credit Facility

        In April 2009, in connection with the addition of a new lender to our revolving credit facility (referred to as the Credit Facility), the amount available to us under the Credit Facility increased from $850 million to $910 million. The Credit Facility is currently undrawn and expires in October 2010. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation ("QSC"), and are secured by a senior lien on the stock of QC.

Note 6: Derivative Financial Instruments

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

        We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 6: Derivative Financial Instruments (Continued)

if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. We record immediately in earnings, changes in the fair value of derivatives that are not designated as hedges.

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

        In March 2008, QC entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges had the economic effect of converting QC's floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. QC designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the three months ended March 31, 2009.

        In March 2008, QC also entered into interest rate hedges on the outstanding $500 million aggregate principal amount of its 6.5% Notes due 2017. These hedges had the economic effect of converting QC's fixed interest rate to a floating interest rate until these notes mature in 2017. QC designated these interest rate swaps as fair value hedges. QC terminated these hedges in the fourth quarter of 2008.

        The cash flow and fair value hedges were valued using projected future cash flows, discounted at mid-market implied forward LIBOR. The debt underlying the fair value hedges was valued using projected future cash flows, discounted at mid-market implied forward LIBOR, plus a constant spread above LIBOR determined at the inception of the hedging relationship. These valuations were determined excluding accrued interest. For additional information on the fair value of our financial instruments, see Note 3—Fair Value of Financial Instruments.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 6: Derivative Financial Instruments (Continued)

        The fair value of derivative instruments designated as hedging instruments as of March 31, 2009 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash Flow Hedging Contracts	Other current assets	$—	Other current liabilities	$7

        The fair value of derivative instruments designated as hedging instruments as of December 31, 2008 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash Flow Hedging Contracts	Other non-current assets	$—	Other non-current liabilities	$8

        The following table presents the effect of derivative instruments on our condensed consolidated statement of operations for the three months ended March 31, 2009 and our condensed consolidated balance sheet as of March 31, 2009:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	(Dollars in millions)
Interest rate contracts:
Amount of loss recognized in other comprehensive income on derivative during the three months ended March 31, 2009 (effective portion), net of deferred taxes of $1	$1
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net
Amount of gain reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $1	$1
Location of amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Not Applicable
Amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 7: Severance and Restructuring

Severance

        For the three months ended March 31, 2009 and 2008, we recorded severance expenses of $23 million and $45 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. We have not included any severance charges in our segment expenses. As of March 31, 2009 and December 31, 2008, our severance liability was $59 million and $56 million, respectively. We expect to pay substantially all of the accrued severance charges in the remainder of 2009.

Restructuring

        During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of March 31, 2009, the remaining restructuring reserve for these programs related to leases for real estate that we ceased using in prior periods and consisted of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect this reserve will be used over the remaining lease terms, which range from 0.8 to 16.8 years, with a weighted average of 12.8 years.

        The remaining reserve balances are included on our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The charges, reversals, and adjustments are included in general, administrative and other expenses in our condensed consolidated statements of operations. We have not included any restructuring charges in our segment expenses.

        The following table presents the details of our real estate restructuring reserves for the three months ended March 31, 2009.

Real Estate Restructuring
(Dollars in millions)
Balance December 31, 2008	$226
Provisions	—
Utilization	(9)
Reversals and adjustments	1

Balance March 31, 2009	$218

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 8: Employee Benefits

        The components of net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans for the three months ended March 31, 2009 and 2008 are detailed below:

	Three Months Ended March 31,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$26	$30	$—	$—	$2	$3
Interest cost	126	123	1	1	54	57
Expected return on plan assets	(144)	(163)	—	—	(17)	(31)
Recognized prior service cost	—	(1)	—	—	(25)	(26)
Recognized net actuarial loss	15	—	—	3	9	3

Total net periodic benefits expense	$23	$(11)	$1	$4	$23	$6

        The net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans is recorded in general, administrative and other operating expenses in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and post-retirement benefits is December 31.

Note 9: Tax Matters

        The balance of unrecognized tax benefits as of March 31, 2009 was $400 million, which was a decrease of $34 million from the balance as of December 31, 2008, due mainly to $22 million in reductions from prior year tax positions and $12 million in settlements. As of March 31, 2009, approximately $287 million of the unrecognized tax benefits could affect our income tax provision and effective tax rate. During the three months ended March 31, 2009 and 2008, reductions from prior year tax positions and settlements affected the calculation of our effective tax rate by approximately $22 million and $0, respectively.

Note 10: Comprehensive Income

        Comprehensive income includes the amortization of actuarial gains and losses and prior service costs for our pension and post-retirement benefit plans, changes in the fair value of certain financial derivative instruments (which qualify for hedge accounting) and unrealized gains and losses on certain

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 10: Comprehensive Income (Continued)

investments. The components of comprehensive income for the three months ended March 31, 2009 and 2008 are detailed below:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Net income	$206	$150
Other comprehensive loss—net of deferred taxes:
Post-retirement benefit plans—net	(12)	(16)
Pension—net	9	1
Unrealized gain (loss) on derivative instruments—net	2	(1)
Unrealized loss on auction rate securities and other—net	(4)	(4)

Total other comprehensive loss—net of deferred taxes	(5)	(20)

Comprehensive income	$201	$130

Note 11: Segment Information

        Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. Our Chief Operating Decision Maker ("CODM") regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 11: Segment Information (Continued)

        Segment income consists of each segment's revenue and expenses. The following table summarizes segment information for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Total segment revenue	$3,093	$3,318
Total segment expense	1,498	1,738

Total segment income	$1,595	$1,580

Total margin percentage	52%	48%
Business markets:
Revenue	$1,017	$992
Expense	621	617

Income	$396	$375

Margin percentage	39%	38%
Mass markets:
Revenue	$1,324	$1,484
Expense	600	763

Income	$724	$721

Margin percentage	55%	49%
Wholesale markets:
Revenue	$752	$842
Expense	277	358

Income	$475	$484

Margin percentage	63%	57%

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 11: Segment Information (Continued)

        The following table reconciles segment income to net income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Total segment income	$1,595	$1,580
Other revenue (primarily USF surcharges)	80	81
Unassigned expenses (primarily general and administrative)	(553)	(565)
Depreciation and amortization	(573)	(576)
Total other expense—net	(251)	(275)
Income tax expense	(92)	(95)

Net income	$206	$150

        The following table summarizes revenue derived from external customers for our major products and services for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Operating revenue by products and services:
Segment revenue:
Data, Internet and video services	$1,363	$1,302
Voice services	1,675	1,887
Wireless products and services	55	129

Total segment revenue	3,093	3,318
Other revenue (primarily USF surcharges)	80	81

Total operating revenue	$3,173	$3,399

Note 12: Commitments and Contingencies

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 12: Commitments and Contingencies (Continued)

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

        On August 4, 2008, we, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the "Nacchio/Woodruff settlement"). The court preliminarily approved the Nacchio/Woodruff settlement, certified a class for settlement purposes of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002, and conducted a hearing to

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 12: Commitments and Contingencies (Continued)

consider final approval of the Nacchio/Woodruff settlement. If implemented, the settlement will, among other things, (i) settle the individual claims of the class representatives and the class they represent against Messrs. Nacchio and Woodruff, and (ii) result in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the Qwest settlement and the resolution of their indemnification dispute with us arising from the Qwest settlement. Under the proposed Nacchio/Woodruff settlement, we have contributed $40 million, and, if implemented, Messrs. Nacchio and Woodruff will contribute a total of $5 million of insurance proceeds. Although the Nacchio/Woodruff settlement remains subject to final court approval, the court has indicated that it plans to issue such approval. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

        Certain investment companies managed by Munder Capital Management ("Munder Funds") requested to be excluded from the Nacchio/Woodruff settlement class and filed suit against Messrs. Nacchio and Woodruff on January 28, 2009. As a result, Munder Funds' claims will not be released by any court order finally approving the Nacchio/Woodruff settlement, in the event that such an order is entered. Munder Funds have alleged that Messrs. Nacchio and Woodruff violated federal securities laws by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and employing improper accounting practices. Munder Funds contend that they have incurred losses resulting from their investment in our securities of approximately $110 million, and they seek compensatory and rescissionary damages, pre- and post-judgment interest, costs and attorneys' fees.

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

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. ("KPN"), Joseph Nacchio, John McMaster, and other former employees or supervisory board members of us, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $290 million based on the exchange rate on March 31, 2009).

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 12: Commitments and Contingencies (Continued)

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 12: Commitments and Contingencies (Continued)

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

        A putative class action filed on behalf of certain of our retirees was brought against us, the Qwest Life Insurance Plan and other related entities in federal district court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to us on five of the eight claims asserted by plaintiffs. We believe the three remaining claims are without merit, and we have moved for summary judgment on those claims.

Note 13: Dividend

        On April 15, 2009, our Board of Directors declared a quarterly dividend of $0.08 per share totaling approximately $138 million. The dividend is payable on June 12, 2009 to shareholders of record as of May 22, 2009.

Note 14: Financial Statements of Guarantors

        QCII and two of its subsidiaries, Qwest Capital Funding, Inc. ("QCF") and Qwest Services Corporation ("QSC"), guarantee the payment of certain of each other's registered debt securities. As of March 31, 2009, QCII had outstanding a total of $1.825 billion aggregate principal amount of senior notes that were issued in February 2004 and June 2005 and that are guaranteed by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2014. Each series of QCF's outstanding notes totaling $2.747 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2009
(Unaudited)

Note 14: Financial Statements of Guarantors (Continued)

necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

        The following information sets forth our condensed consolidating statements of operations for the three months ended March 31, 2009 and 2008, our condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, and our condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity's investments in its subsidiaries, if any, are presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries' tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

        The effects of our adoption of FSP APB 14-1, which relates to the accounting for convertible debt, are reflected in all columns except for the "Subsidiary Non-Guarantors" column in the financial statements below.

        We periodically restructure our internal debt based on the needs of our business.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,173	$—	$3,173
Operating revenue—affiliates	—	4	6	(10)	—

Total operating revenue	—	4	3,179	(10)	3,173

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	928	—	928
Selling	—	—	548	—	548
General, administrative and other operating	12	4	559	—	575
Affiliates	—	—	10	(10)	—
Depreciation and amortization	—	—	573	—	573

Total operating expenses	12	4	2,618	(10)	2,624

Other expense (income)—net:
Interest expense—net	63	50	147	—	260
Interest expense—affiliates	7	86	194	(287)	—
Interest income—affiliates	—	(286)	(1)	287	—
Other—net	(1)	(5)	(3)	—	(9)
(Income) loss from equity investments in subsidiaries	(263)	(17)	—	280	—

Total other (income) expense—net	(194)	(172)	337	280	251

Income before income taxes	182	172	224	(280)	298
Income tax benefit (expense)	24	92	(208)	—	(92)

Net income (loss)	$206	$264	$16	$(280)	$206

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,399	$—	$3,399
Operating revenue—affiliates	—	(6)	12	(6)	—

Total operating revenue	—	(6)	3,411	(6)	3,399

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,181	—	1,181
Selling	—	—	550	—	550
General, administrative and other operating	8	(6)	570	—	572
Affiliates	—	—	6	(6)	—
Depreciation and amortization	—	—	576	—	576

Total operating expenses	8	(6)	2,883	(6)	2,879

Other expense (income)—net:
Interest expense—net	68	53	151	—	272
Interest expense—affiliates	1	48	186	(235)	—
Interest income—affiliates	—	(234)	(1)	235	—
Other—net	—	2	1	—	3
(Income) loss from equity investments in subsidiaries	(194)	28	—	166	—

Total other (income) expense—net	(125)	(103)	337	166	275

Income before income taxes	117	103	191	(166)	245
Income tax benefit (expense)	33	87	(215)	—	(95)

Net income (loss)	$150	$190	$(24)	$(166)	$150

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

MARCH 31, 2009
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$225	$316	$—	$541
Accounts receivable—net	18	—	1,342	—	1,360
Accounts receivable—affiliates	535	484	18	(1,037)	—
Notes receivable—affiliates	—	15,443	117	(15,560)	—
Deferred income taxes—net	—	349	248	(8)	589
Prepaid expenses and other	25	210	384	(242)	377

Total current assets	578	16,711	2,425	(16,847)	2,867
Property, plant and equipment—net	—	—	12,816	—	12,816
Capitalized software—net	—	—	880	—	880
Investments in subsidiaries	2,477	(8,390)	—	5,913	—
Deferred income taxes—net	887	2,251	244	(1,331)	2,051
Prepaid pension and post-retirement and other post-employment benefits—net—affiliate	2,961	82	1,037	(4,080)	—
Other	561	168	491	(123)	1,097

Total assets	$7,464	$10,822	$17,893	$(16,468)	$19,711

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$—	$562	$25	$—	$587
Current borrowings—affiliates	572	4,767	10,221	(15,560)	—
Accounts payable	4	—	787	—	791
Accounts payable—affiliates	19	1	24	(44)	—
Accrued expenses and other	261	67	1,172	(232)	1,268
Accrued expenses and other—affiliates	3	375	615	(993)	—
Deferred income taxes—net	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	575	(10)	565

Total current liabilities	867	5,772	13,419	(16,847)	3,211
Long-term borrowings—net	2,951	2,183	7,621	—	12,755
Pension and post-retirement and other post-employment benefits obligations—net	3,239	—	—	—	3,239
Pension and post-retirement and other post-employment benefits obligations and other—affiliate	1,118	429	2,533	(4,080)	—
Deferred income taxes—net	—	—	1,331	(1,331)	—
Deferred revenue	—	—	515	—	515
Other	453	—	825	(123)	1,155

Total liabilities	8,628	8,384	26,244	(22,381)	20,875
Stockholders' (deficit) equity	(1,164)	2,438	(8,351)	5,913	(1,164)

Total liabilities and stockholders' (deficit) equity	$7,464	$10,822	$17,893	$(16,468)	$19,711

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2008
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$307	$258	$—	$565
Accounts receivable—net	20	1	1,444	—	1,465
Accounts receivable—affiliates	535	628	22	(1,185)	—
Notes receivable—affiliates	—	13,773	117	(13,890)	—
Deferred income taxes—net	—	327	253	(8)	572
Prepaid expenses and other	—	29	377	(38)	368

Total current assets	555	15,065	2,471	(15,121)	2,970
Property, plant and equipment—net	—	—	13,045	—	13,045
Capitalized software—net	—	—	875	—	875
Investments in subsidiaries	2,224	(7,772)	—	5,548	—
Deferred income taxes—net	886	2,269	275	(1,262)	2,168
Prepaid pension and post-retirement and other post-employment benefits—net—affiliate	2,978	84	1,059	(4,121)	—
Other	525	211	498	(151)	1,083

Total assets	$7,168	$9,857	$18,223	$(15,107)	$20,141

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$230	$562	$28	$—	$820
Current borrowings—affiliates	145	3,948	9,797	(13,890)	—
Accounts payable	—	1	819	—	820
Accounts payable—affiliates	20	2	130	(152)	—
Accrued expenses and other	424	172	1,069	(24)	1,641
Accrued expenses and other—affiliates	2	375	656	(1,033)	—
Deferred income taxes—net	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	586	(14)	572

Total current liabilities	829	5,060	13,085	(15,121)	3,853
Long-term borrowings—net	2,935	2,183	7,617	—	12,735
Pension and post-retirement and other post-employment benefits obligations—net	3,232	—	—	—	3,232
Pension and post-retirement and other post-employment benefits obligations and other—affiliate	1,143	431	2,547	(4,121)	—
Deferred income taxes—net	—	—	1,262	(1,262)	—
Deferred revenue	—	—	519	—	519
Other	415	—	924	(151)	1,188

Total liabilities	8,554	7,674	25,954	(20,655)	21,527
Stockholders' (deficit) equity	(1,386)	2,183	(7,731)	5,548	(1,386)

Total liabilities and stockholders' (deficit) equity	$7,168	$9,857	$18,223	$(15,107)	$20,141

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(81)	$118	$614	$6	$657
Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(334)	—	(334)
Proceeds from sale of investment securities	—	6	—	—	6
Changes in interest in investments managed by QSC	—	16	(16)	—	—
Net (increase) decrease in short-term affiliate loans	—	(1,670)	—	1,670	—
Dividends received from subsidiaries	—	630	—	(630)	—
Other	—	—	(8)	—	(8)

Cash (used for) provided by investing activities	—	(1,018)	(358)	1,040	(336)

Financing activities:
Repayments of long-term borrowings, including current maturities	(230)	—	(9)	—	(239)
Net proceeds from (repayments of) short-term affiliate borrowings	427	819	424	(1,670)	—
Proceeds from issuances of common stock	16	—	—	—	16
Dividends paid	(137)	—	—	—	(137)
Dividends paid to parent	—	—	(630)	630	—
Other	5	(1)	17	(6)	15

Cash provided by (used for) financing activities	81	818	(198)	(1,046)	(345)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	—	(82)	58	—	(24)
Beginning balance	—	307	258	—	565

Ending balance	$—	$225	$316	$—	$541

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(162)	$(54)	$595	$9	$388
Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(416)	—	(416)
Proceeds from sale of investment securities	—	31	—	—	31
Changes in interest in investments managed by QSC	23	46	(69)	—	—
Cash infusion to subsidiaries	—	(506)	—	506	—
Net (increase) decrease in short-term affiliate loans	—	(743)	(5)	748	—
Dividends received from subsidiaries	275	700	—	(975)	—
Other	—	—	5	—	5

Cash provided by (used for) investing activities	298	(472)	(485)	279	(380)

Financing activities:
Repayments of long-term borrowings, including current maturities	—	—	(9)	—	(9)
Net proceeds from (repayments of) short-term affiliate borrowings	73	490	185	(748)	—
Proceeds from issuances of common stock	5	—	—	—	5
Dividends paid	(142)	—	—	—	(142)
Repurchases of common stock	(169)	—	—	—	(169)
Equity infusion from parent	—	—	506	(506)	—
Dividends paid to parent	—	(275)	(700)	975	—
Other	7	—	41	(9)	39

Cash (used for) provided by financing activities	(226)	215	23	(288)	(276)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(90)	(311)	133	—	(268)
Beginning balance	90	481	331	—	902

Ending balance	$—	$170	$464	$—	$634

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

        Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" at the end of this Item 2 for additional factors relating to these statements, and see "Risk Factors" in Item 1A of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

        Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. Segment results presented in this Item 2 and in Note 11—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented. We have reclassified certain prior year revenue, expense and access lines amounts presented in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 to conform to the current period presentation and to the presentation for the full year 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Business Trends

        Our financial results were impacted by several significant trends, which are listed below. We expect that these trends will continue to affect our future results of operations, cash flows or financial position. Most of these trends also impact our segment results, and therefore we provide a detailed discussion of those trends under the heading "Segment Results" below. Because we do not allocate our pension and post-retirement benefit expenses to our segments, the related trend does not impact any of our segments. Instead, we provide a detailed discussion of this trend under the heading "Liquidity and Capital Resources—Long-Term View" below.

  •
  Growth in Data, Internet and video services

  •
  Growth in managed services

  •
  Continuing loss of access lines

  •
  Product bundling and promotions

  •
  Greater operating efficiencies

  •
  Reduced wireless revenue and expenses

  •
  Pension and post-retirement benefits expenses and funding

        While these trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

Results of Operations

Overview

        The following table summarizes some of our key financial and operational measures for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions except per share amounts, subscribers and access lines in thousands)
Operating revenue by products and services:
Segment revenue
Data, Internet and video services	$1,363	$1,302	$61	5%
Voice Services	1,675	1,887	(212)	(11)%
Wireless products and services	55	129	(74)	(57)%

Total segment revenue	3,093	3,318	(225)
Other revenue (primarily USF surcharges)	80	81	(1)	(1)%

Total operating revenue	3,173	3,399	(226)	(7)%

Operating expenses	2,624	2,879	(255)	(9)%
Other expense (income)—net	251	275	(24)	(9)%

Income before income taxes	298	245	53	22%
Income tax expense	92	95	(3)	(3)%

Net income	$206	$150	$56	37%

Earnings per common share:
Basic	$0.12	$0.08	$0.04	50%
Diluted	$0.12	$0.08	$0.04	50%
Employees (as of March 31)	32,838	36,519	(3,681)	(10)%
Total broadband subscribers	2,889	2,701	188	7%

Total video subscribers	832	690	142	21%

Total wireless subscribers	747	816	(69)	(8)%

Total access lines	11,222	12,497	(1,275)	(10)%

Operating Revenue

        Operating revenue decreased due to continued access line losses, decreased long-distance volumes and fewer wireless subscribers as we transition to selling Verizon Wireless services. We recognize revenue from services provided under our Verizon Wireless arrangement on a net basis, whereas we recognize revenues from services provided under a pre-existing arrangement that we have with a different provider on a gross basis. The decrease in revenue was partially offset by increasing revenue associated with our data and Internet growth products and services which has outpaced the declining revenue from our traditional data, Internet and video services.

Operating Expenses

        The following table provides further detail regarding our total operating expenses for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$419	$556	$(137)	(25)%
Employee-related costs	295	375	(80)	(21)%
Equipment sales costs	95	119	(24)	(20)%
Other	119	131	(12)	(9)%

Total cost of sales	928	1,181	(253)	(21)%

Selling:
Employee-related costs	294	292	2	1%
Marketing, advertising and external commissions	137	149	(12)	(8)%
Other	117	109	8	7%

Total selling	548	550	(2)	—%

General, administrative and other operating:
Employee-related costs	158	119	39	33%
Taxes and fees	145	163	(18)	(11)%
Real estate and occupancy costs	108	117	(9)	(8)%
Other	164	173	(9)	(5)%

Total general, administrative and other operating	575	572	3	1%

Depreciation and amortization	573	576	(3)	(1)%

Total operating expenses	$2,624	$2,879	$(255)	(9)%

  Cost of Sales (exclusive of depreciation and amortization)

        Facility costs decreased primarily due to improvements that we have made in the profitability structure for our wholesale long-distance service, which resulted in an improved wholesale long-distance margin percentage, and lower wholesale long-distance volumes and revenue. In addition, facility costs decreased due to the migration of our wireless customers to Verizon Wireless. As previously discussed, we record revenue net of expenses under our wireless services arrangement with Verizon Wireless. Lower sales of certain business markets data and Internet services, such as our traditional WAN services, also favorably impacted our facility costs; however, this decrease was more than offset by the increased facility costs associated with the growth in Qwest iQ Networking® revenue.

        Employee-related costs decreased primarily due to workforce reductions and higher severance charges in the first quarter of 2008 as we continued to adjust our workforce to reflect our workload in our network operations.

        Equipment sales costs decreased primarily due to our transition to selling Verizon Wireless products and services.

  Selling Expenses

        Employee-related costs remained flat as decreased costs due to 2008 workforce reductions were offset by approximately $20 million in severance charges recorded in the first quarter of 2009.

        Marketing, advertising and external commissions decreased primarily due to lower marketing and advertising costs to promote product bundling in our mass markets segment.

        Other selling costs increased due to expenses for litigation related losses and adjustments made to our bad debt reserve.

  General, Administrative and Other Operating Expenses

        Employee-related costs increased primarily due to increased pension and post-retirement benefits expenses. These expenses are calculated annually based on several assumptions, including among other things, discount rates and expected rates of return on plan assets that are set at the beginning of each year. In 2008, we recognized combined net periodic income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 we experienced significant losses on our pension and post-retirement benefit plan assets, which have significantly impacted the pension and post-retirement benefits expenses we are recording in 2009.

        We expect to recognize approximately $188 million in non-cash combined net periodic benefits expense for 2009 as compared to combined net periodic benefits income of $14 million for 2008. Changes to the assumptions at the end of 2009 may further increase or decrease our expected combined net periodic benefits expenses beyond 2009. For additional information on our pension and post-retirement benefit plans, see Note 8—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

        Taxes and fees decreased due to lower property and real estate taxes, lower gross receipts taxes related to our transition to selling Verizon Wireless products and services and a favorable rate change in USF fees.

        Real estate and occupancy costs decreased primarily due to lower fuel costs, lower overall fuel use for fleet vehicles and lower rent expense.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$514	$522	$(8)	(2)%
Amortization	59	54	5	9%

Total depreciation and amortization	$573	$576	$(3)	(1)%

        Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital investment program remains approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to the increase in internally developed capitalized software used to support our operations.

        Effective January 1, 2009, we changed our estimates of the average remaining lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $10 million for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008, and will result in additional depreciation expense of approximately $38 million for the year ending December 31, 2009 when compared to the year ended December 31, 2008.

        We made a decision in June 2008 to discontinue certain product offerings and as a result we changed our estimates of the remaining economic lives of certain assets used in providing those services, which resulted in the acceleration of depreciation of those assets. This change also resulted in additional depreciation expense of approximately $10 million for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008, and will result in additional depreciation expense of approximately $19 million for the full year ending December 31, 2009 when compared to the year ended December 31, 2008.

        The additional depreciation for both of the changes described above, net of deferred taxes, reduced net income by approximately $12 million, or less than $0.01 per basic and diluted common share for the three months ended March 31, 2009 and will reduce net income by approximately $35 million, or approximately $0.02 per basic and diluted common share, for the year ending December 31, 2009.

Other Consolidated Results

        The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$260	$272	$(12)	(4)%
Other—net	(9)	3	(12)	nm

Total other expense (income)—net	$251	$275	$(24)	(9)%

Income tax expense	$92	$95	$(3)	(3)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Other Expense (Income)—Net

        Interest expense on long-term borrowings and capital leases—net decreased due to declining debt levels as a result of maturities and early retirement of debt as well as decreasing rates on floating rate debt.

        Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), gains or losses related to fair value interest rate hedges and underlying debt and gains or losses on investments. The decrease in other—net was due to lower interest expense on income taxes resulting from the reversal of accrued interest related to uncertain tax positions.

  Income Tax Expense

        The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate decreased to 31% for the three months ended March 31, 2009 from 39% for the same period in 2008 due to the reversal of reserves for uncertain tax positions.

Segment Results

        The following table summarizes our segment results for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Total segment revenue	$3,093	$3,318	$(225)	(7)%
Total segment expense	1,498	1,738	(240)	(14)%

Total segment income	$1,595	$1,580	$15	1%

Total margin percentage	52%	48%	4%
Business markets:
Revenue	$1,017	$992	$25	3%
Expense	621	617	4	1%

Income	$396	$375	$21	6%

Margin percentage	39%	38%	1%
Mass markets:
Revenue	$1,324	$1,484	$(160)	(11)%
Expense	600	763	(163)	(21)%

Income	$724	$721	$3	—%

Margin percentage	55%	49%	6%
Wholesale markets:
Revenue	$752	$842	$(90)	(11)%
Expense	277	358	(81)	(23)%

Income	$475	$484	$(9)	(2)%

Margin percentage	63%	57%	6%

Business Markets

        The following table summarizes some of the key financial and operational measures for our business markets segment as of and for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions, access lines in thousands)
Revenue:
Data and Internet services	$660	$618	$42	7%
Voice services	357	374	(17)	(5)%

Total revenue	1,017	992	25	3%

Expenses:
Direct segment expenses	292	282	10	4%
Assigned facility, network and other expenses	329	335	(6)	(2)%

Total expenses	621	617	4	1%

Income	$396	$375	$21	6%

Margin percentage	39%	38%	1%
Access lines	2,582	2,748	(166)	(6)%

        The financial results for our business markets segment continue to be impacted by several significant trends, which are described below.

  •
  Data and Internet growth.  The components of our total revenue continue to migrate from traditional voice products and services to data and Internet products and services. Revenue from data and Internet products and services was 65% and 62% of our total business markets revenue for the three months ended March 31, 2009 and 2008, respectively. We also continue to see shifts in the makeup of our data and Internet revenue as customers move from traditional data and Internet products and services to our growth data and Internet products and services. These growth products and services generally use more advanced technologies than our traditional products and services and include products and services such as: broadband services; private line; Multi-Protocol Label Switching (MPLS), which we offer as Qwest iQ Networking®; equipment and associated installation, maintenance and professional services. Within our business markets segment, revenue from our growth products and services was 78% of our total data and Internet revenue for the three months ended March 31, 2009 compared to 72% for the same period in 2008. We expect revenue from these products and services to continue to grow. The revenue increases from these growth products and services have outpaced revenue declines from certain data and Internet services such as our traditional WAN services.

  •
  Growth in managed services.  Our customers are increasingly demanding customized and integrated data, Internet and voice services. We have responded with our managed services offerings, which include diverse combinations of emerging technology products and services such as VoIP, Ethernet, MPLS, hosting services and advanced voice services such as web conferencing and call center solutions. Revenue from managed services increased 29% for the three months ended March 31, 2009 as compared to the same period in 2008 and we expect this trend to continue. We believe our business markets customers will continue to increasingly demand turnkey solutions, such as managed services, that afford them more flexibility in managing their communications needs. These types of services also allow us to act as a strategic partner with our business markets customers in improving the effectiveness and efficiency of their operations. This gives us an opportunity to form stronger bonds with these customers.

  •
  Voice Services.  Our voice services revenue continues to decline as we face intense competition in the industry and customers continue to migrate to data and Internet products. For example, some businesses are substituting VoIP for traditional voice telecommunications services. We expect that this trend will continue for the remainder of 2009.

  •
  Operational efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to: our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce while achieving operational efficiencies and improving processes through automation.

  Revenue

        Data and Internet services revenue increased primarily due to increased volumes in Qwest iQ Networking® and hosting services. The growth in Qwest iQ Networking® revenue outpaced the decreases in revenue from traditional WAN products. In addition, private line services revenue increased due to higher volumes, partially offset by lower rates. Data and Internet revenue growth offset voice services revenue declines in most of the business markets customer groups.

        Voice services revenue decreased primarily due to lower local voice services revenue resulting from customer migration to data and Internet products and continued intense competition in the industry.

  Expenses

        Direct segment expenses increased due to increases in salaries, professional fees and other expenses.

        Assigned facility, network and other expenses decreased primarily due to a decrease in network expenses.

  Income

        Margin percentage expanded from 38% in the three months ended March 31, 2008 to 39% for the three months ended March 31, 2009 as we continued to execute on operating initiatives that improved our overall cost efficiency. As a result of our continued focus on higher margin products and managing costs, we were able to grow income by 6% and expand our margin percentage by 100 basis points.

Mass Markets

        The following table summarizes some of the key financial and operational measures for our mass markets segment as of and for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions, subscribers and access lines in thousands)
Revenue:
Data and Internet services	$350	$333	$17	5%
Voice services	919	1,022	(103)	(10)%
Wireless services	55	129	(74)	(57)%

Total revenue	1,324	1,484	(160)	(11)%

Expenses:
Direct segment expenses	288	354	(66)	(19)%
Assigned facility, network and other expenses	312	409	(97)	(24)%

Total expenses	600	763	(163)	(21)%

Income	$724	$721	$3	—%

Margin percentage	55%	49%	6%
Broadband subscribers(1)	2,889	2,701	188	7%

Video subscribers	832	690	142	21%

Access lines	7,537	8,502	(965)	(11)%

Wireless subscribers(1)	747	816	(69)	(8)%

(1)
Broadband and wireless subscribers include an immaterial number of business markets customers.

        The financial results for our mass markets segment continue to be impacted by several significant trends, which are described below.

  •
  Data, Internet and video growth.  Revenue from data, Internet and video services represented 26% of total revenue for the three months ended March 31, 2009, and continues to grow. We continue to focus on increasing subscribers of our broadband services in our mass markets segment. We reached 2.9 million broadband subscribers at March 31, 2009 compared to 2.7 million at the same date in 2008. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in increasing our available connection speeds through our fiber to the node, or FTTN, deployment, which we launched to meet customer demand for higher broadband speeds. The number of our broadband subscribers grew at a lower rate in 2008 than in 2007 as we continued to compete in a maturing market where a significant portion of consumers already have a broadband connection. Although we continue to compete in a maturing market, we expect that the rate of broadband subscriber growth in 2009 will be similar to that of 2008 as we continue to increase the availability of higher connection speeds via our FTTN investment, expand our product offerings and enhance our marketing efforts.

  •
  Access line losses.  Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe that intensified competition and wireless substitution and declining general economic conditions contributed to an acceleration of our access line losses in recent quarters. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to access line losses.

  •
  Product bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions and a fixed price on our broadband service for qualifying customers who have our broadband product in their bundle. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

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

  •
  Wireless revenue and expenses.  In April 2008, we signed a five-year agreement with Verizon Wireless to market its wireless products and services under its brand name beginning in the third quarter of 2008. We recognize revenue from services offered under the Verizon Wireless agreement on a net basis, whereas we recognize revenue from services provided under a pre-existing arrangement that we have with a different provider on a gross basis. This results in lower revenue and lower expenses under our Verizon Wireless arrangement when compared to the pre-existing arrangement. We also continue to provide wireless services under the pre-existing arrangement, which we currently anticipate will end in October 2009. We record the revenue that we earn from our Verizon Wireless arrangement in voice services revenue and revenue from our pre-existing arrangement in wireless services revenue.

  Revenue

        Data, Internet and video services revenue increased primarily due to an increase in broadband subscribers and, to a lesser extent, an increase in video subscribers as of March 31, 2009 compared to March 31, 2008. The increase in revenue due to additional broadband subscribers was partially offset by rate discounts.

        Voice services revenue decreased primarily due to lower local voice services revenue, which was driven by access line losses resulting from the competitive pressures described above. In addition, long-distance voice services revenue decreased due to lower volumes and rates.

        Wireless services revenue decreased as we transition to selling Verizon Wireless products and services, the revenue from which we record in voice services.

  Expenses

        Direct segment expenses decreased primarily due to lower equipment sales costs reflecting fewer handsets sold as we transition to our new wireless service arrangement, lower marketing and advertising costs and lower employee-related costs primarily due to workforce reductions in 2008.

        Assigned facility, network and other expenses decreased primarily due to lower facility costs as we transition to selling Verizon Wireless products and services and lower network costs related to employee reductions in our network operations in 2008 as we continued to adjust our workforce to reflect our workload.

  Income

        Expense reductions due to a reduced workforce, network cost efficiencies and our transition to selling Verizon Wireless products and services improved our margin percentage by 600 basis points to 55% when compared to the same period in 2008.

Wholesale Markets

        The following table summarizes some of the key financial and operational measures for our wholesale markets segment as of and for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions, access lines in thousands)
Revenue:
Data and Internet services	$353	$351	$2	1%
Voice services	399	491	(92)	(19)%

Total revenue	752	842	(90)	(11)%

Expenses:
Direct segment expenses	49	45	4	9%
Assigned facility, network and other expenses	228	313	(85)	(27)%

Total expenses	277	358	(81)	(23)%

Income	$475	$484	$(9)	(2)%

Margin percentage	63%	57%	6%
Access lines	1,103	1,247	(144)	(12)%

        The financial results for our wholesale markets segment continue to be impacted by several significant trends, which are described below.

  •
  Data and Internet growth.  Within our wholesale markets segment, revenue from data and Internet products and services was 47% of total revenue for the three months ended March 31, 2009 compared to 42% for the three months ended March 31, 2008. As discussed below, data and Internet revenue held flat in part due to private line revenue growth. We expect this growth to continue as we focus on increasing our capacity and meeting the technology and solution needs of our customers.

  •
  Access and Local Services.  Our revenue has been, and we expect it will continue to be, adversely affected by access line loss and by consumers migrating to more advanced technology services. For example, consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services and therefore relying on providers that do not need to use our network to offer their services. We expect these factors will continue to impact our wholesale markets segment for the remainder of 2009.

  •
  Long-Distance Services Revenue.  As discussed below, long-distance services revenue declined by 28% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We expect this revenue to stabilize in the remainder of 2009.

  Revenue

        Data and Internet services revenue was flat primarily due to increased volumes in private line services, mostly offset by decreases in traditional WAN products and services driven by customer migration to more advanced technology services and industry consolidation.

        Voice services revenue decreased primarily due to a 28% decline in long-distance services revenue due to lower volumes as we continued our focus on improving the profitability structure of this service and the impacts of industry consolidation. In addition, local voice services revenue decreased due to declining demand for UNEs and access services revenue decreased primarily due to a decline in volume for the three months ended March 31, 2009 compared to the same period in 2008.

  Expenses

        Direct segment expenses increased due to higher bad debt expense as compared to the three months ended March 31, 2008.

        Assigned facility, network and other expenses decreased primarily due to lower facility costs, largely resulting from the long-distance volume decline noted above, coupled with lower long-distance rates. The long-distance volume declines driving the lower facilities expenses were a direct result of the improvements to our profitability structure we executed in the last half of 2008.

  Income

        Driven by profitability structure improvements relating to our long-distance services, our margin percentage increased 600 basis points and we held our income to a 2% reduction. We continue to experience income pressure as a result of decreased access and local voice services and the continued shift to data and Internet products and services. Price compression on data and Internet services continues to impact our income and the industry in general; however, as we execute on our operating initiatives (thereby improving our overall cost efficiency), we expect income to stabilize.

Liquidity and Capital Resources

Near-Term View

        At March 31, 2009, we held cash and cash equivalents totaling $541 million, and we have $910 million available under our currently undrawn revolving credit facility (referred to as the Credit Facility). We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months.

        During the 12 months ended March 31, 2009, our net cash generated by operating activities totaled $3.200 billion. Although our revenue has been decreasing, we believe that we will be able to continue to control costs to keep them aligned with revenue and therefore expect that we will continue to generate cash from operating activities sufficient to fund our financing and investing activities. For the coming 12 months, our expected financing and investing cash needs include capital expenditures (anticipated to be approximately $1.8 billion or less in 2009), $562 million of debt maturing in August 2009 and quarterly dividends on our common stock of approximately $140 million per quarter.

        We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a moderate portion of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we expect that we would use this discretion to decrease our capital expenditures, which may impact future years' operating results and cash flows.

        At March 31, 2009, our current liabilities exceeded our current assets by $344 million. This working capital deficit decreased as compared to our working capital deficit at December 31, 2008 due to earnings before depreciation and amortization partially offset by capital expenditures.

        We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will also attempt to improve our liquidity position by accessing debt or other markets in a manner designed to create positive economic value. In April 2009, our QC subsidiary completed a debt offering for net proceeds of $738 million. Due to recent turmoil in the credit markets and the continued decline in the economy, our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us may be impaired.

        As of March 31, 2009, we also had $193 million in stock repurchases remaining under the $2 billion stock repurchase program that our Board of Directors authorized in October 2006. In light of current credit market conditions, the Board of Directors has extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008. We have not repurchased any stock under this program in 2009.

Long-Term View

        We believe that cash provided by operations and our currently undrawn Credit Facility, combined with our current cash position and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Our general policy is to refinance debt maturities of our QC subsidiary and to not refinance all other debt maturities except for our convertible debt.

  Debt

        We have a significant amount of debt maturing in the next several years, including $2.168 billion maturing in 2010, $2.151 billion maturing in 2011 and $1.500 billion maturing in 2012. The $2.168 billion maturing in 2010 includes $1.265 billion of 3.50% Convertible Senior Notes discussed below. In general, we expect that we will refinance this convertible debt and debt issued by our QC subsidiary (including $500 million maturing in 2010, $825 million maturing in 2011 and $1.500 billion maturing in 2012); we intend to pay all other maturing debt with cash generated by operating activities.

        In addition, although our 3.50% Convertible Senior Notes have a stated maturity of 2025, we treat these notes as maturing in November 2010 because they contain put and call provisions that first apply in November 2010. As such, we are preparing for the possibility that we will need $1.265 billion of cash in November 2010 to repurchase these notes. Our preparations may include borrowing additional amounts in anticipation of these repurchases. Even if we are not required to repurchase these notes in November 2010, we may still choose to call the notes at that time. You can find additional information about these notes in Note 5—Borrowings to our condensed consolidated financial statements in Item 1 of Part I of this report.

        We believe that we will continue to have access to capital markets to refinance our debt as discussed above. However, as demonstrated by recent turmoil in the credit markets, our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us may be impaired.

        The Credit Facility makes available to us $910 million of additional credit subject to certain restrictions as described below, is currently undrawn and expires in October 2010. The Credit Facility has 13 lenders with commitments ranging from $15 million to $160 million. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

  •
  we fail to pay any indebtedness when due in an aggregate principal amount greater than $100 million;

  •
  any indebtedness is accelerated in an aggregate principal amount greater than $100 million; or

  •
  judicial proceedings are commenced to foreclose on any of our assets that secure indebtedness in an aggregate principal amount greater than $100 million.

        Upon a cross default, the creditors of a material amount of our debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due to those creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated.

        The Credit Facility also contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. In addition, to the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in that note, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our liquidity and flexibility due to potential restrictions on drawing on our Credit Facility and potential restrictions on incurring additional debt under certain provisions of our debt agreements.

        We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

  •
  revenue and cash provided by operations significantly decline;

  •
  poor economic conditions continue to persist;

  •
  competitive pressures increase;

  •
  we are required to contribute a material amount of cash to our pension or post-retirement benefit plans; or

  •
  we become subject to significant judgments or settlements in one or more of the matters discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

  Pension Plan

        Benefits paid by our pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of our pension plan was $745 million at

December 31, 2008. Cash funding requirements are significantly impacted by earnings on investments, the applicable discount rate at the end of each year and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision. Based on elections we will make in 2010 relating to, among other things, the method of determining discount rates, and subject to any changes in funding laws and regulations, we may be required to make cash contributions to the plan in the range of $0 to $300 million. If the elections that we make do not require a contribution in 2010, it is highly likely that a contribution will be required in 2011. The amount of any required contribution in 2011 will be dependant upon earnings on investments, discount rates and funding laws and regulations. If a contribution is made in 2010, it may reduce required contributions after 2010.

  Post-Retirement Benefits

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. However, a trust has been established to help cover the health care costs of retirees who are former occupational employees. As of December 31, 2008, the fair value of the trust assets was $915 million and we believed that the trust assets would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years assuming that the trust's current asset allocation remains the same and the assets earn an expected long-term rate of return of 8.5%. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid directly by us. This five year period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if we assume that the rate of return on trust assets is zero and benefit reimbursements remain at projected levels the trust would still be exhausted in approximately five years, but if we assume that the rate of return on trust assets were zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in three years.

  Income Tax Payments

        During the past three years, our income tax payments have predominantly related to prior years' income tax issues; in 2008 and 2006, we made payments (including penalties and interest) of $102 million and $130 million, respectively, related to prior years' federal income tax issues. In 2007, we paid immaterial amounts for income taxes.

        We currently make some payments for income taxes; however, in most jurisdictions where we are subject to income tax those taxes are largely eliminated because we have significant net operating loss carryforwards ("NOLs"). As of December 31, 2008, we had NOLs of $6.2 billion and we expect to fully use these NOLs as an offset against future taxable income. We do not expect to pay a significant amount of income taxes until all of these NOLs have been used; however, the timing of that use will depend upon future earnings and upon our future tax circumstances. We currently expect to be able to use the NOLs to reduce tax payments for several years.

        Once our NOLs are fully utilized, we expect to make significant income tax payments. The amounts of those payments will also depend upon future earnings and upon our future tax circumstances and cannot be accurately estimated at this time.

Historical View

        The following table summarizes cash flow activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2009	2008		% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$657	$388	$269	69%
Used for investing activities	336	380	(44)	(12)%
Used for financing activities	345	276	69	25%

  Operating Activities

        Cash provided by operating activities increased primarily due to payments for securities-related legal matters in 2008, lower long-distance services volumes, and lower wireless volumes and equipment costs as we transition to selling Verizon Wireless products and services.

  Investing Activities

        Cash used for investing activities decreased primarily due to lower capital expenditures.

  Financing Activities

        In the first quarter of 2009, we paid $137 million in dividends and $239 million in repayments of our long-term borrowings, including current maturities. In the first quarter of 2008, we paid $142 million in dividends and $169 million for purchases of our common stock under our stock repurchase program.

        We were in compliance with all provisions and covenants of our borrowings as of March 31, 2009.

Letters of Credit

        We maintain letter of credit arrangements with various financial institutions for up to $125 million. As of March 31, 2009, we had outstanding letters of credit of approximately $81 million.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

  Near-Term Maturities

        As of March 31, 2009, we had approximately $562 million of long-term notes maturing in the subsequent 12 months. Although we do not currently intend to refinance any of this maturing debt as it comes due, we would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term notes would decrease quarterly pre-tax earnings by approximately $1 million.

  Floating-Rate Debt

        One objective of our short-term debt strategy is to take advantage of favorable interest rates by effectively converting floating rate debt to fixed rate debt using interest rate swaps. As of March 31, 2009 and December 31, 2008, we had $750 million and $980 million of floating-rate debt outstanding, of which $250 million and $480 million, respectively, was exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to the $250 million of floating-rate debt that is exposed to changes in interest rates would decrease quarterly pre-tax earnings by less than $1 million.

  Convertible Debt

        Under the terms of our 3.50% Convertible Senior Notes, upon conversion at a time at which the market-based conversion provisions described in "Long-Term View" are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. As of March 31, 2009, $1.265 billion of these notes were outstanding. While these notes were not convertible as of March 31, 2009 because specified, market-based conversion provisions were not met as of that date, these notes would be available for immediate conversion if those provisions are met during certain subsequent periods. In addition, even if these provisions are not met, holders have the option to require us to repurchase the notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We would also be exposed to changes in interest rates at any time that we choose to refinance any portion of this debt. A hypothetical increase of 100 basis points in the interest rate on the refinancing of the entire $1.265 billion would decrease quarterly pre-tax earnings by approximately $3 million. See "Long-Term View" above for additional information about the conversion provisions relating to these notes.

  Investments

        As of March 31, 2009, we had $464 million invested in highly liquid cash-equivalent instruments, $86 million invested in auction rate securities and $14 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease quarterly pre-tax earnings by approximately $1 million.

  Combined Impacts

        The table below summarizes our consolidated interest expense on long-term borrowings and capital leases and consolidated other income for the three months ended March 31, 2009 and provides a sensitivity analysis of these expense and income items, as well as net income, assuming 100-basis-point upward and downward shifts in market interest rates over the entire year. This sensitivity analysis reflects only the impact from the borrowings and investments that were outstanding and hedges that were in effect as of March 31, 2009. It does not reflect the impact of long-term notes maturing in the subsequent 12 months or convertible borrowings because they would not have been affected by changes in market interest rates during the periods presented.

	As reported	Assuming +100 basis point shift	Assuming -100 basis point shift
	(Dollars in millions)
Three months ended March 31, 2009:
Interest expense on long-term borrowings and capital leases—net	$260	$261	$259
Other income—net	(9)	(10)	(8)
Net income	206	206	206

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the three months ended March 31, 2009, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

Website Access and Important Investor Information

        Our website address is www.qwest.com, and we routinely post important investor information in the "Investor Relations" section of our website at www.qwest.com/about/investor. The information contained on, or that may be accessed through, our website is not part of this report.

Special Note Regarding Forward-Looking Statements

        This Form 10-Q contains or incorporates by reference forward-looking statements about our financial condition, operating results and business. These statements include, among others:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information under the heading "Risk Management" in Item 2 of Part I of this report is incorporated herein by reference.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2009. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information contained in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which has adversely affected and could continue to adversely affect our operating results and financial condition.

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

        We are continually evaluating our responses to these competitive pressures. Some of our more recent responses are product bundling and packaging and our continuing focus on customer service. However, we may not be successful in these efforts. We may not be able to distinguish our service levels from those of our competitors, and we may not be successful in integrating our product offerings, especially products for which we act as a reseller or sales agent, such as wireless services and video services. If these initiatives are unsuccessful or insufficient, we are otherwise unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions, this would adversely affect our operating results and financial condition, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

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

        As described in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report, the securities-related matters, including the KPNQwest matters, present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. In addition, the outcome of one or more of these matters could have a negative impact on the outcomes of the other matters. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution. In addition, the ultimate resolution of the objections by Messrs. Nacchio and Woodruff to the decision approving the Qwest settlement of the consolidated securities action is uncertain and could result in the payment of additional monies by us in connection with indemnification claims by Messrs. Nacchio and Woodruff if the proposed settlement of the claims of the putative class against Messrs. Nacchio and Woodruff is not implemented.

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

        Further, there are other material proceedings pending against us as described in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report that, depending on their outcome, may have a material adverse effect on our financial position. Thus, we can give no assurances as to the impacts on our operating results or financial condition as a result of these matters.

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

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2009 the state utility commissions in Arizona, New Mexico and Minnesota will be considering whether to renew the price cap plans that govern the rates that we charge in each of these states. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as "access stimulation," or "traffic pumping"), and of traffic bound for Internet service providers that cross local exchange boundaries (known as "VNXX traffic"). There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

        We continue to carry significant debt. As of March 31, 2009, our consolidated debt was approximately $13.3 billion. Approximately $6.4 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (referred to as our 3.50% Convertible Senior Notes), which we may elect to redeem at any time on or after November 20, 2010 and holders may require us to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, we have $193 million of potential stock repurchases remaining under our previously disclosed stock repurchase program, and it is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Cash used by us to purchase our common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

        We may periodically need to obtain financing in order to meet our debt obligations as they come due. Due to recent turmoil in the credit markets and the continued decline in the economy, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenue and cash provided by operations decline, if economic conditions continue to weaken, if competitive pressures increase, if holders of the 3.50% Convertible Senior Notes elect to convert their notes because market-based conversion provisions are met or require us to repurchase their notes for cash on November 15, 2010, if we are required to contribute a material amount of cash to our pension or other post-retirement benefit plans or if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. Also, we may be impacted by factors relating to or affecting our liquidity and capital resources due to perception in the market, impacts on our credit ratings or provisions in our financing agreements that may restrict our flexibility under certain conditions.

        Our $910 million revolving credit facility (referred to as the Credit Facility), which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

        We maintain a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations under these plans. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligations or a significant decrease in the value of plan assets. With respect to our qualified pension plan, adverse changes could require us to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. We may be required to make cash contributions to this plan as early as 2010. Future material cash contributions, if any, could have a negative impact on our liquidity by reducing our cash flows.

        In addition, our condensed consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, and significant increases in our benefit obligations or significant decreases of the value of plan assets can occur without necessarily impacting our net income in the short term. In addition, our benefit obligations could increase significantly if we need to unfavorably revise the assumptions we used to calculate the obligations. The value of plan assets was several times larger than our stockholders' equity as of December 31, 2007. However, asset values decreased significantly in 2008, which caused our previous stockholders' equity position to become a deficit position as of December 31, 2008. Stockholders' equity or deficit is one of several measures used by certain customers and vendors, among others, to evaluate a company's financial condition. As such, our current stockholders' deficit position or any future increases in our stockholders' deficit could adversely impact our competitiveness in obtaining favorable purchase arrangements and make it more challenging to compete for certain sales contracts, among other things.

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

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended December 31, 2008, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table contains information about repurchases of our common stock during the first quarter of 2009:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
January 2009	59,622	$3.69	—	$193,126,784
February 2009	174,456	$3.59	—	$193,126,784
March 2009	487,926	$3.14	—	$193,126,784

Total	722,004		—

(1)
Amounts represent shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.

(2)
In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. In light of current credit market conditions, the Board of Directors has extended the timeframe to complete these repurchases, which was originally scheduled to be completed in 2008. As of March 31, 2009, we had repurchased a total of $1.807 billion of common stock under this program.

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
(4.25)
Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).
(10.1)
Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

Exhibit Number	Description
10.2	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (also incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, and Current Report on Form 8-K filed on September 12, 2008, File No. 001-15577).*
(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*
(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*
(10.5)
Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*
(10.6)
Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*
(10.7)
Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*
(10.8)
Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*
(10.9)	2009 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on February 10, 2009, File No. 001-15577).*
(10.10)
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
(10.13)
Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

Exhibit Number	Description
(10.14)	Amended Employment Agreement, dated as of August 29, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on August 31, 2007, File No. 001-15577).*
(10.15)
Amendment to Amended Employment Agreement by and between Edward A. Mueller and Qwest Communications International Inc., dated October 15, 2008 (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*
(10.16)
Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*
(10.17)
Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).
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

Exhibit Number	Description
(10.26)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*
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

April 29, 2009