Form 10-Q
period 2009-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2009-07-30
CIK 1037949

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No ☒

        On July 27, 2009, 1,723,796,075 shares of common stock were outstanding.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,090	$3,382	$6,263	$6,781
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	934	1,149	1,862	2,330
Selling	494	532	1,042	1,082
General, administrative and other operating	593	559	1,168	1,131
Depreciation and amortization	578	578	1,151	1,154

Total operating expenses	2,599	2,818	5,223	5,697

Operating income	491	564	1,040	1,084
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	276	270	536	542
Other—net	(2)	(4)	(11)	(1)

Total other expense (income)—net	274	266	525	541

Income before income taxes	217	298	515	543
Income tax expense	5	118	97	213

Net income	$212	$180	$418	$330

Earnings per common share:
Basic	$0.12	$0.10	$0.24	$0.19
Diluted	$0.12	$0.10	$0.24	$0.19
Weighted average common shares outstanding:
Basic	1,707,928	1,742,294	1,705,016	1,752,743
Diluted	1,722,770	1,744,961	1,715,252	1,756,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2009	December 31, 2008
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,796	$565
Accounts receivable—net of allowance of $129 at both dates	1,331	1,465
Deferred income taxes—net	576	572
Prepaid expenses and other	345	368

Total current assets	4,048	2,970
Property, plant and equipment—net	12,622	13,045
Capitalized software—net	885	875
Deferred income taxes—net	2,063	2,168
Other	608	1,083

Total assets	$20,226	$20,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term borrowings	$1,085	$820
Accounts payable	767	820
Accrued expenses and other	1,385	1,641
Deferred revenue and advance billings	551	572

Total current liabilities	3,788	3,853
Long-term borrowings—net of unamortized debt discount and other of $296 and $270, respectively	13,038	12,735
Post-retirement and other post-employment benefits obligations—net	2,466	2,457
Pension obligations—net	793	775
Deferred revenue	509	519
Other	683	1,188

Total liabilities	21,277	21,527

Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,731,361 and 1,713,521 shares issued, respectively	17	17
Additional paid-in capital	42,222	42,167
Treasury stock—7,867 and 6,767 shares, respectively (including 44 shares and 62 shares, respectively, held in rabbi trust)	(22)	(20)
Accumulated deficit	(42,783)	(43,063)
Accumulated other comprehensive loss	(485)	(487)

Total stockholders' deficit	(1,051)	(1,386)

Total liabilities and stockholders' deficit	$20,226	$20,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(Dollars in millions)
Operating activities:
Net income	$418	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,151	1,154
Deferred income taxes	92	209
Provision for bad debt—net	84	69
Other non-cash charges—net	65	72
Changes in operating assets and liabilities:
Accounts receivable	57	(54)
Prepaid expenses and other current assets	9	39
Accounts payable and accrued expenses and other current liabilities	(173)	(375)
Deferred revenue and advance billings	(38)	(17)
Other non-current assets and liabilities	(3)	(130)

Cash provided by operating activities	1,662	1,297

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(682)	(950)
Proceeds from sale of investment securities	5	42
Other	(7)	7

Cash used for investing activities	(684)	(901)

Financing activities:
Proceeds from long-term borrowings	738	—
Repayments of long-term borrowings, including current maturities	(248)	(23)
Proceeds from issuances of common stock	34	17
Dividends paid	(274)	(282)
Repurchases of common stock	—	(258)
Other	3	3

Cash provided by (used for) financing activities	253	(543)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	1,231	(147)
Beginning balance	565	902

Ending balance	$1,796	$755

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2009

(Unaudited)

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

        The condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading. We have evaluated subsequent events through July 29, 2009, the date these financial statements were issued. We have reclassified certain prior year revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 to conform to the current period presentation and to the presentation of the full year 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of June 30, 2009 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        The condensed consolidated results of operations for the three and six months ended June 30, 2009 and the condensed consolidated statement of cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results or cash flows expected for the full year.

Use of Estimates

        Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, reserves and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of equity as of the dates of the condensed consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 9—Tax Matters and Note 12—Commitments and Contingencies for additional information.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

  •
  For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

  •
  For matters related to income taxes, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No benefit from an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions recorded.

        For all of these and other matters, actual results could differ from our estimates.

Universal Service Funds (USF), Gross Receipts Taxes and Other Surcharges

        Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $88 million and $170 million for the three and six months ended June 30, 2009, respectively, and $100 million and $193 million for the three and six months ended June 30, 2008, respectively.

Depreciation and Amortization

        Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $34.013 billion and $33.725 billion as of June 30, 2009 and December 31, 2008, respectively.

        Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.567 billion and $1.497 billion as of June 30, 2009 and December 31, 2008, respectively.

        Effective January 1, 2009, we changed our estimates of the average remaining lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $10 million and $19 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, and will result in additional depreciation expense of approximately $38 million for the full year ending December 31, 2009 compared to the year ended December 31, 2008.

        We made a decision in June 2008 to discontinue certain product offerings and as a result we changed our estimates of the remaining economic lives of certain assets used in providing those services, which resulted in the acceleration of depreciation of those assets. This change also resulted in additional depreciation expense of approximately $10 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, this change resulted in additional depreciation expense of approximately $19 million when compared to the six months ended June 30, 2008. We began accelerating depreciation on these assets during the third quarter of 2008. The assets will be fully depreciated as of December 31, 2009; therefore, we do not

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

anticipate recording any significant incremental depreciation expense associated with this change after June 30, 2009.

        The additional depreciation for both of the changes described above, net of deferred taxes, reduced net income by approximately $12 million, or less than $0.01 per basic and diluted common share for the three months ended June 30, 2009, and $24 million, or approximately $0.01 per basic and diluted common share for the six months ended June 30, 2009. The additional depreciation will reduce net income by approximately $35 million, or approximately $0.02 per basic and diluted common share, for the full year ending December 31, 2009.

Recently Adopted Accounting Pronouncements

        Effective January 1, 2009, we adopted Financial Accounting Standards Board ("FASB") Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1") (FASB Accounting Standards Codification—"ASC"—ASC 470-20). This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The liability component is measured so that the effective interest expense associated with the convertible debt reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This FSP applies to our 3.50% Convertible Senior Notes due 2025 (the "3.50% Convertible Senior Notes"). We applied this FSP retrospectively to all periods presented in our condensed consolidated financial statements. For additional information related to this FSP, see Note 5—Borrowings.

        The following is a summary of the effects of the adoption of this FSP on our condensed consolidated statements of operations for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	Impact of adoption	Impact of adoption
	(Dollars in millions except per share amounts)
Interest expense on long-term borrowings and capital leases—net	$13	$24
Net income	$(8)	$(15)
Earnings per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

        The following is a summary of the effects of the adoption of this FSP on our condensed consolidated statements of operations for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	Impact of adoption	Impact of adoption
	(Dollars in millions except per share amounts)
Interest expense on long-term borrowings and capital leases—net	$13	$24
Net income	$(8)	$(15)
Earnings per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

        The following is a summary of the effects of the adoption of this FSP on our condensed consolidated balance sheet as of December 31, 2008:

December 31 2008
Impact of adoption
(Dollars in millions)
Assets:
Long-term deferred income taxes—net	$(40)
Liabilities:
Long-term borrowing—net of unamortized debt discount and other	(104)
Total stockholders' deficit	$(63)

        Effective January 1, 2009, we adopted FSP Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260-10). This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Under this FSP, our unvested restricted stock grants are now considered participating securities. The two-class method requires earnings to be allocated between common shareholders and holders of unvested restricted stock grants. Upon adoption, we retrospectively recomputed earnings per common share for all periods presented, which did not have a material effect on the earnings per common share we reported historically. The changes in the earnings per common share presented in these financial statements as compared to amounts previously presented are the result of the adoption of FSP APB 14-1.

        Effective January 1, 2009, we adopted FSP Financial Accounting Standard ("FAS") 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

Significantly Decreased and Identifying Transactions That Are Not Orderly" (ASC 820-10-65). This FSP provides guidelines for ensuring that fair value measurements are consistent with the principles presented in Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") (ASC 820-10). The adoption of this FSP has not had a material effect on our financial position or results of operations.

        Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC 320-10-65). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP has not had a material effect on our financial position or results of operations.

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

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per common share computations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions except per share amounts, shares in thousands)
Net income allocated to common shareholders	$211	$180	$415	$329

Basic weighted average common shares outstanding	1,707,928	1,742,294	1,705,016	1,752,743
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	899	2,456	460	3,842
Dilutive effect of performance shares	13,943	211	9,776	137

Diluted weighted average common shares outstanding	1,722,770	1,744,961	1,715,252	1,756,722

Earnings per common share:
Basic	$0.12	$0.10	$0.24	$0.19
Diluted	$0.12	$0.10	$0.24	$0.19

        We had weighted average unvested restricted stock grants outstanding of approximately 13 million shares and 11 million shares during the three and six months ended June 30, 2009, respectively, and 8 million shares and 7 million shares during the three and six months ended June 30, 2008, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 2: Earnings Per Common Share (Continued)

These shares are excluded from the earnings per common share calculation, and these shareholders have their own earnings per share calculation whereby they were allocated net income of approximately $1 million and $3 million for the three and six months ended June 30, 2009, respectively. For the three months ended June 30, 2008 these shares were allocated less than $1 million of net income for the purposes of calculating basic and diluted earnings per share and approximately $1 million for the purposes of calculating basic and diluted earnings per share for the six months ended June 30, 2008.

        The following is a summary of the securities that could potentially dilute basic earnings per common share, but have been excluded from the computations of diluted earnings per common share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	54,903	56,385	59,885	51,751

Outstanding options to purchase common stock excluded because the market-based vesting conditions have not been met	2,083	2,340	2,083	2,340

Other outstanding instruments excluded because the impact would have been antidilutive	2,285	307	1,738	228

        The above table does not include the potential dilutive effects of the equity premium on our 3.50% Convertible Senior Notes, which were not convertible as of June 30, 2009. The number of shares we would have to issue upon conversion of this debt is determined by a formula that uses our stock price as a major input as described in Note 5—Borrowings; however, there is no dilutive impact for the three and six months ended June 30, 2009.

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

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB in SFAS No. 157 (ASC 820-1).

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 3: Fair Value of Financial Instruments (Continued)

        The table below presents the fair values for certain of our current and non-current investments, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of June 30, 2009 and December 31, 2008:

		Fair value as of
	Level	June 30, 2009	December 31, 2008
		(Dollars in millions)
Assets:
Auction rate securities	3	$93	$90
Investment fund	3	13	20

Total assets		$106	$110

Liabilities:
Long-term notes, including the current portion	1 & 2	$13,040	$11,043
Interest rate hedges	3	7	8

Total liabilities		$13,047	$11,051

        The three levels of the FASB fair value hierarchy are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
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

For the Three and Six Months Ended June 30, 2009

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

        We determined the fair values of our long-term notes including the current portion based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates. Unlike the items listed above, our long-term notes including the current portion are reflected on our condensed consolidated balance sheets at original cost net of unamortized discounts and premiums. The carrying value of our long-term notes including the current portion was $14.017 billion as of June 30, 2009. For additional information, see Note 5—Borrowings.

        The table below presents a rollforward of the instruments valued using Level 3 inputs for the six months ended June 30, 2009:

	Instruments Valued Using Level 3 Inputs
	Auction rate securities	Investment fund	Interest rate hedges
	(Dollars in millions)
Balance at January 1	$90	$20	$(8)
Transfers into (out of) Level 3	—	—	—
Additions	3	—	—
Dispositions	—	(8)	—
Realized and unrealized losses:
Included in other (expense) income—net	—	1	—
Included in other comprehensive income	—	—	1

Balance at June 30	$93	$13	$(7)

Note 4: Investments

        As of June 30, 2009 and December 31, 2008, our investments included auction rate securities of $93 million and $90 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 4: Investments (Continued)

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

  •
  are rated A;

  •
  are insured against loss of principal and interest by two bond insurers. One bond insurer had a credit rating of BBB and the other bond insurer was not rated at June 30, 2009;

  •
  are collateralized by the issuers; and

  •
  mature between 2033 and 2036.

        We recorded an immaterial amount of unrealized gains and losses, net of deferred income taxes, on these auction rate securities for the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2008. The cumulative unrealized loss, net of deferred income taxes, related to these securities was $17 million at both June 30, 2009 and December 31, 2008. These unrealized losses were recorded in accumulated other comprehensive loss on our condensed consolidated balance sheets. The cost basis of these securities was $120 million and $117 million as of June 30, 2009 and December 31, 2008, respectively. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $120 million cost basis, in part because the securities are rated investment grade, the securities are fully collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors, the issuers cease making required interest payments or if we believe it is more likely than not that we will be required to sell these securities before their values recover; we would then recognize the portion of the other-than-temporary decline in fair value that is due to credit loss in other expense (income)—net in our condensed consolidated statements of operations. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of June 30, 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 5: Borrowings

        As of June 30, 2009 and December 31, 2008, our long-term borrowings, net of unamortized discounts and premiums, consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$1,062	$792
Long-term capital lease and other obligations	23	28

Total current portion of long-term borrowings	1,085	820

Long-term borrowings:
Long-term notes	12,956	12,673
Long-term capital lease and other obligations	82	62

Total long-term borrowings—net	13,038	12,735

Total long-term borrowings—net, including current portion	$14,123	$13,555

        We were in compliance with all provisions and covenants of our borrowings as of June 30, 2009.

        Effective January 1, 2009, we adopted FSP APB 14-1 (ASC 470-20). This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The carrying amount of the equity component of our 3.50% Convertible Senior Notes was $164 million as of June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, the liability component of these notes had a principal amount of $1.265 billion at both dates; an unamortized discount value of $78 million and $104 million, respectively; and a net carrying amount of $1.187 billion and $1.161 billion, respectively. The remaining discount will be amortized over the next 16 months. The effective interest rate on our 3.50% Convertible Senior Notes is 8.77%. The interest expense, inclusive of the 3.50% coupon and amortization of the discount and debt issuance costs are recognized for the three and six months ended June 30, 2009 was $26 million and $51 million, respectively. The interest expense, inclusive of the 3.50% coupon and amortization of the discount and debt issuance costs, recognized for the three and six months ended June 30, 2008 was $24 million and $49 million, respectively.

        The holders of our 3.50% Convertible Senior Notes have the option to require us to repurchase their notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We believe that, if the trading price of our common stock is below the conversion price on November 15, 2010, the likelihood of holders requiring us to repurchase their notes will increase the more the conversion price exceeds the trading price of our common stock. The conversion value of the notes as of June 30, 2009 was calculated by using the current conversion rate of 191.2981 per $1,000 in principal amount of the notes or a conversion price of $5.23, adjusted for certain events, including the payment of dividends, as described in the indenture governing the notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 5: Borrowings (Continued)

Repayment

        On January 2, 2009, we redeemed $230 million aggregate principal amount of QCII's Floating Rate Senior Notes due 2009.

New Issuance

        In April 2009, our wholly owned subsidiary, Qwest Corporation ("QC"), issued approximately $811 million of 8.375% Senior Notes due 2016. QC is using the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in its telecommunication assets.

Credit Facility

        In April 2009, in connection with the addition of a new lender to our revolving credit facility (referred to as the Credit Facility), the amount available to us under the Credit Facility increased from $850 million to $910 million. In July 2009, in connection with a $35 million increase in commitment by an existing lender to the Credit Facility, the amount available to us under the Credit Facility increased from $910 million to $945 million. The Credit Facility is currently undrawn and expires in October 2010. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, QSC, and are secured by a senior lien on the stock of QC.

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

        For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive loss on our condensed consolidated balance sheets any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 6: Derivative Financial Instruments (Continued)

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

        We evaluate counterparty credit risk before entering into any hedge transaction. Thereafter, we continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We are prepared to unwind these hedge transactions if our counterparties' credit risk becomes unacceptable to us.

        In March 2008, QC entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges had the economic effect of converting QC's floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. QC designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the six months ended June 30, 2009.

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

        The cash flow hedges were valued using projected future cash flows, discounted at mid-market implied forward LIBOR. This valuation was determined excluding accrued interest.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 6: Derivative Financial Instruments (Continued)

        The fair value of derivative instruments designated as hedging instruments as of June 30, 2009 is described below:

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

        The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and six months ended June 30, 2009 and our condensed consolidated balance sheet as of June 30, 2009:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivative (effective portion), net of deferred taxes of $—for both periods	$—	$1
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of loss reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $—and $1, respectively	$1	$2
Location of amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 7: Severance and Restructuring

Severance

        For the three months ended June 30, 2009 and 2008, we recorded severance expenses of $23 million and $2 million, respectively. For the six months ended June 30, 2009 and 2008, we recorded severance expenses of $46 million and $47 million, respectively. A portion of our severance charges is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. We have not included any severance charges in our segment expenses. As of June 30, 2009 and December 31, 2008, our severance liability was $59 million and $56 million, respectively. We expect to pay substantially all of the accrued severance charges during the next twelve months.

Restructuring

        During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of June 30, 2009, the remaining restructuring reserve for these programs related to leases for real estate that we ceased using in prior periods and consisted of our estimates of amounts to be paid for these leases in excess of our estimates of any sublease revenue we may collect. We expect this reserve will be used over the remaining lease terms, which range from 0.5 to 16.5 years, with a weighted average of 12.6 years.

        The remaining reserve balances are included on our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The provisions, reversals, and adjustments are included in general, administrative and other expenses in our condensed consolidated statements of operations. We have not included any restructuring charges in our segment expenses.

        The following table presents the details of our real estate restructuring reserves for the six months ended June 30, 2009:

Real Estate Restructuring
(Dollars in millions)
Balance at December 31, 2008	$226
Provisions	—
Utilization	(13)
Reversals and adjustments	1

Balance at June 30, 2009	$214

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 8: Employee Benefits

        The components of net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans for the three and six months ended June 30, 2009 and 2008 are detailed below:

	Three Months Ended June 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$26	$31	$1	$1	$2	$3
Interest cost	127	123	—	—	53	56
Expected return on plan assets	(139)	(163)	—	—	(17)	(31)
Recognized prior service cost	—	(2)	—	—	(25)	(26)
Recognized net actuarial loss	22	—	1	—	6	4

Total net periodic benefits expense (income)	$36	$(11)	$2	$1	$19	$6

	Six Months Ended June 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$52	$61	$1	$1	$4	$6
Interest cost	253	246	1	1	107	113
Expected return on plan assets	(283)	(326)	—	—	(34)	(62)
Recognized prior service cost	—	(3)	—	—	(50)	(52)
Recognized net actuarial loss	37	—	1	3	15	7

Total net periodic benefits expense (income)	$59	$(22)	$3	$5	$42	$12

        The net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans is recorded in general, administrative and other operating expenses in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and post-retirement benefits is December 31; however, during the three months ended June 30, 2009 we recorded adjustments to the net periodic benefits expense primarily for adjustments to our estimates of the fair value of certain private-equity and alternative investments held by our plan trusts that were estimated based on preliminary information at December 31, 2008.

        In May 2009, we modified our target allocations for post-retirement benefit plan assets to 35% equity, 50% fixed income, 5% real estate and 10% other in order to reduce volatility in the portfolio. In conjunction with this modification, we expect our long-term rate of return on plan assets to decrease; however, we do not believe this decrease will materially change the life of the trust.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 9: Tax Matters

        During the three and six months ended June 30, 2009, we reduced our income tax expense by $86 million and $108 million, respectively, compared to reductions of $18 million in both the three and six months ended June 30, 2008, due to the recognition of previously unrecognized tax benefits and settlements that are discrete to those periods. The benefits recorded for previously unrecognized tax positions were the result of increases in the amount the benefit that we believe is more likely than not to be sustained on various individual tax positions. Also, during the three months ended June 30, 2009, we executed a settlement with the IRS relating to its audit of our 2002-2003 tax years. This settlement did not have a material impact on our condensed consolidated financial statements.

        The Company had unrecognized tax benefits as of June 30, 2009 of $231 million, which was a decrease of $202 million from the balance at December 31, 2008. This net decrease was due to a decrease of $221 million relating to the elimination of unrecognized tax benefits as the result of settlements and a decrease of $116 million primarily relating to the recognition of previously unrecognized tax benefits discussed above, partially offset by an increase of $135 million for current period activity relating to tax positions originally taken by the Company in prior years for which the full benefit has not been recognized by us. Approximately $58 million of the $231 million unrecognized tax benefits we have at June 30, 2009 could affect our effective tax rate as these positions would permanently decrease the cumulative amount that we would ever have to pay the taxing authorities. The remaining unrecognized tax benefits would not affect our effective tax rate as these benefits relate to the timing of deductions and would not impact the cumulative amount that we would ever have to pay the taxing authorities.

Note 10: Comprehensive Income

        Comprehensive income includes the amortization of actuarial gains and losses and prior service costs for our pension and post-retirement benefit plans, changes in the fair value and related amortization of certain financial derivative instruments (which qualify for hedge accounting) and unrealized gains and losses on certain investments. The components of comprehensive income for the three and six months ended June 30, 2009 and 2008 are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Net income	$212	$180	$418	$330
Other comprehensive income (loss)—net of deferred taxes:
Post-retirement benefit plans—net	(13)	(15)	(25)	(31)
Pension—net	14	(1)	23	—
Unrealized gain on derivative instruments—net	1	5	3	4
Unrealized gain (loss) on auction rate securities and other—net	5	—	1	(4)

Total other comprehensive income (loss)—net of deferred taxes	7	(11)	2	(31)

Comprehensive income	$219	$169	$420	$299

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

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

        Segment income consists of each segment's revenue and expenses. The following table summarizes segment information for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Total segment revenue	$3,000	$3,291	$6,093	$6,609
Total segment expense	1,444	1,713	2,942	3,451

Total segment income	$1,556	$1,578	$3,151	$3,158

Total margin percentage	52%	48%	52%	48%
Business markets:
Revenue	$1,019	$1,013	$2,036	$2,005
Expense	611	632	1,232	1,249

Income	$408	$381	$804	$756

Margin percentage	40%	38%	39%	38%
Mass markets:
Revenue	$1,269	$1,454	$2,593	$2,938
Expense	578	725	1,178	1,488

Income	$691	$729	$1,415	$1,450

Margin percentage	54%	50%	55%	49%
Wholesale markets:
Revenue	$712	$824	$1,464	$1,666
Expense	255	356	532	714

Income	$457	$468	$932	$952

Margin percentage	64%	57%	64%	57%

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 11: Segment Information (Continued)

        The following table reconciles segment income to net income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Total segment income	$1,556	$1,578	$3,151	$3,158
Other revenue (primarily USF surcharges)	90	91	170	172
Unassigned expenses (primarily general and administrative)	(577)	(527)	(1,130)	(1,092)
Depreciation and amortization	(578)	(578)	(1,151)	(1,154)
Total other expense—net	(274)	(266)	(525)	(541)
Income tax expense	(5)	(118)	(97)	(213)

Net income	$212	$180	$418	$330

        The following table summarizes revenue derived from external customers for our major products and services for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Operating revenue by products and services:
Segment revenue:
Data, Internet and video services	$1,364	$1,333	$2,727	$2,635
Voice services	1,603	1,833	3,278	3,720
Wireless products and services	33	125	88	254

Total segment revenue	3,000	3,291	6,093	6,609
Other revenue (primarily USF surcharges)	90	91	170	172

Total operating revenue	$3,090	$3,382	$6,263	$6,781

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 12: Commitments and Contingencies (Continued)

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

KPNQwest Litigation/Investigation

        On January 27, 2009, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which we were a major shareholder) filed a lawsuit in the federal district court for the District of Colorado alleging violations of the Racketeer Influenced and Corrupt Organizations Act and breach of duty and mismanagement under Dutch law. We are a defendant in this lawsuit along with Joseph P. Nacchio, our former chief executive officer, Robert S. Woodruff, our former chief financial officer, and John McMaster, the former president and chief executive officer of KPNQwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest of approximately $2.4 billion. Plaintiffs also seek treble and punitive damages as well as an award of plaintiffs' attorneys' fees and costs. A lawsuit asserting the same claims that was previously filed in the federal district court for the District of New Jersey was dismissed without prejudice, and that dismissal was affirmed on appeal.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. ("KPN"), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of us, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $308 million based on the exchange rate on June 30, 2009).

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs' investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs' claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs have appealed the court's decision to the Arizona Court of Appeals. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys' fees.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 12: Commitments and Contingencies (Continued)

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

Securities Litigation

        On January 28, 2009, certain investment companies managed by Munder Capital Management ("Munder Funds")—which were excluded at their request from the settlement class in the Nacchio/Woodruff settlement described below under "Settlement of Consolidated Securities Action"—filed a lawsuit against Messrs. Nacchio and Woodruff alleging that during the time they were affiliated with us, they violated federal securities laws by issuing false and misleading financial reports and statements, falsely inflating revenue and decreasing expenses, creating false perceptions of revenue and growth prospects and employing improper accounting practices. Munder Funds contend that they have incurred losses resulting from their investment in our securities of approximately $110 million, and they seek compensatory and rescissionary damages, pre- and post-judgment interest, costs and attorneys' fees.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 12: Commitments and Contingencies (Continued)

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

        A putative class action filed on behalf of certain of our retirees was brought against us, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to us on five of the eight claims asserted by plaintiffs. We believe the three remaining claims are without merit, and we have moved for summary judgment on those claims.

Matters resolved during second quarter, 2009:

Settlement of Consolidated Securities Action

        Twelve putative class actions purportedly brought on behalf of purchasers of our publicly traded securities between May 24, 1999, and February 14, 2002 were consolidated into a consolidated securities action pending in federal district court in Colorado against us and various other defendants. The first of these actions was filed on July 27, 2001. Plaintiffs alleged, among other things, that defendants issued false and misleading financial results and made false statements about our business and investments, including materially false statements in certain of our registration statements. The most recent complaint in this matter sought unspecified compensatory damages and other relief. However, counsel for plaintiffs indicated that the putative class would seek damages in the tens of billions of dollars.

        In November 2005, we, certain other defendants, and the putative class representatives entered into, and filed with the federal district court in Colorado, a Stipulation of Partial Settlement that settled the consolidated securities action against us and certain other defendants (the "Qwest settlement"). No parties admit any wrongdoing as part of the Qwest settlement. Pursuant to the Qwest settlement, we deposited approximately $400 million in cash into a settlement fund. In connection with the Qwest settlement, we received $10 million from Arthur Andersen LLP. As part of the Qwest

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 12: Commitments and Contingencies (Continued)

settlement, the class representatives and the settlement class they represent are also releasing Arthur Andersen.

        The Qwest settlement resolved and released the individual claims of the class representatives and the claims of the settlement class they represent against us and all defendants except Joseph Nacchio, our former chief executive officer, and Robert Woodruff, our former chief financial officer. In September 2006, the federal district court in Colorado issued an order approving the proposed Qwest settlement and certified a class for settlement purposes of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002, over the objections of Messrs. Nacchio and Woodruff. Messrs. Nacchio and Woodruff then appealed that order to the United States Court of Appeals for the Tenth Circuit. In addressing that appeal, the Tenth Circuit held that the federal district court order overruling Nacchio and Woodruff's objections to the Qwest settlement was not sufficiently specific, and it remanded the case to the district court with instructions to consider certain issues and to provide a more detailed explanation for its earlier decision overruling those objections. Subsequent to the remand, a settlement was reached involving the claims of the putative class against Messrs. Nacchio and Woodruff as described below that resulted in the implementation of the Qwest settlement.

        On August 4, 2008, we, Messrs. Nacchio and Woodruff, and the putative class representatives entered into a Stipulation of Settlement (the "Nacchio/Woodruff settlement"). On May 26, 2009, the court approved the Nacchio/Woodruff settlement and certified a class for settlement purposes of purchasers of our publicly traded securities between May 24, 1999 and July 28, 2002. The Nacchio/Woodruff settlement (i) settled the individual claims of the class representatives and the class they represented against Messrs. Nacchio and Woodruff and (ii) resulted in the withdrawal by Messrs. Nacchio and Woodruff of their objections to the Qwest settlement and the resolution of their indemnification dispute with us arising from the Qwest settlement. Under the Nacchio/Woodruff settlement, we deposited $40 million into a settlement fund, and Messrs. Nacchio and Woodruff have contributed a total of $5 million of insurance proceeds. No parties admit any wrongdoing as a part of the Nacchio/Woodruff settlement.

        The Qwest settlement and the Nacchio/Woodruff settlement became final on June 26, 2009, at which point our rights pertaining to the amounts we deposited into the settlement fund were extinguished. This resulted in a decrease in our other non-current assets and a corresponding decrease in our other non-current liabilities of approximately $442 million.

Note 13: Dividends

        Our Board of Directors declared the following dividends payable in 2009:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 10, 2008	February 13, 2009	$0.08	$137	March 6, 2009
April 15, 2009	May 22, 2009	$0.08	$137	June 12, 2009
July 27, 2009	August 21, 2009	$0.08	$138	September 11, 2009

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Six Months Ended June 30, 2009

(Unaudited)

Note 14: Financial Statements of Guarantors

        QCII and two of its subsidiaries, Qwest Capital Funding, Inc. ("QCF") and Qwest Services Corporation ("QSC"), guarantee the payment of certain of each other's registered debt securities. As of June 30, 2009, QCII had outstanding a total of $1.825 billion aggregate principal amount of senior notes that were issued in February 2004 and June 2005 and that are guaranteed by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2014. Each series of QCF's outstanding notes totaling $2.747 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees are full and unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries.

        The following information sets forth our condensed consolidating statements of operations for the three and six months ended June 30, 2009 and 2008, our condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, and our condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity's investments in its subsidiaries, if any, are presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries' tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

        The effects of our adoption of FSP APB 14-1 (ASC 470-20) , which relates to the accounting for convertible debt, are reflected in all columns except for the "Subsidiary Non-Guarantors" column in the financial statements that follow. We periodically restructure the internal capital structure of our subsidiaries based on the needs of our business.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,090	$—	$3,090
Operating revenue—affiliates	—	(3)	(3)	6	—

Total operating revenue	—	(3)	3,087	6	3,090

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	934	—	934
Selling	—	—	494	—	494
General, administrative and other operating	12	(3)	584	—	593
Affiliates	—	—	(6)	6	—
Depreciation and amortization	—	—	578	—	578

Total operating expenses	12	(3)	2,584	6	2,599

Other expense (income)—net:
Interest expense—net	64	51	161	—	276
Interest expense—affiliates	6	95	103	(204)	—
Interest income—affiliates	—	(205)	1	204	—
Other—net	—	(23)	21	—	(2)
(Income) loss from equity investments in subsidiaries	(277)	(20)	—	297	—

Total other (income) expense—net	(207)	(102)	286	297	274

Income before income taxes	195	102	217	(297)	217
Income tax benefit (expense)	17	182	(204)	—	(5)

Net income (loss)	$212	$284	$13	$(297)	$212

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,382	$—	$3,382
Operating revenue—affiliates	—	(3)	11	(8)	—

Total operating revenue	—	(3)	3,393	(8)	3,382

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,149	—	1,149
Selling	—	—	532	—	532
General, administrative and other operating	51	(1)	509	—	559
Affiliates	—	—	8	(8)	—
Depreciation and amortization	—	—	578	—	578

Total operating expenses	51	(1)	2,776	(8)	2,818

Other expense (income)—net:
Interest expense—net	68	53	149	—	270
Interest expense—affiliates	2	62	208	(272)	—
Interest income—affiliates	—	(271)	(1)	272	—
Other—net	3	(8)	1	—	(4)
(Income) loss from equity investments in subsidiaries	(267)	(298)	—	565	—

Total other (income) expense—net	(194)	(462)	357	565	266

Income before income taxes	143	460	260	(565)	298
Income tax benefit (expense)	37	(193)	38	—	(118)

Net income (loss)	$180	$267	$298	$(565)	$180

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$6,263	$—	$6,263
Operating revenue—affiliates	—	1	3	(4)	—

Total operating revenue	—	1	6,266	(4)	6,263

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,862	—	1,862
Selling	—	—	1,042	—	1,042
General, administrative and other operating	24	1	1,143	—	1,168
Operating expenses—affiliates	—	—	4	(4)	—
Depreciation and amortization	—	—	1,151	—	1,151

Total operating expenses	24	1	5,202	(4)	5,223

Other expense (income)—net:
Interest expense—net	127	101	308	—	536
Interest expense—affiliates	13	181	297	(491)	—
Interest income—affiliates	—	(491)	—	491	—
Other—net	(1)	(28)	18	—	(11)
(Income) loss from equity investments in subsidiaries	(540)	(37)	—	577	—

Total other (income) expense—net	(401)	(274)	623	577	525

Income before income taxes	377	274	441	(577)	515
Income tax benefit (expense)	41	274	(412)	—	(97)

Net income (loss)	$418	$548	$29	$(577)	$418

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$6,781	$—	$6,781
Operating revenue—affiliates	—	(9)	23	(14)	—

Total operating revenue	—	(9)	6,804	(14)	6,781

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	2,330	—	2,330
Selling	—	—	1,082	—	1,082
General, administrative and other operating	59	(7)	1,079	—	1,131
Operating expenses—affiliates	—	—	14	(14)	—
Depreciation and amortization	—	—	1,154	—	1,154

Total operating expenses	59	(7)	5,659	(14)	5,697

Other expense (income)—net:
Interest expense—net	136	106	300	—	542
Interest expense—affiliates	3	110	394	(507)	—
Interest income—affiliates	—	(505)	(2)	507	—
Other—net	3	(6)	2	—	(1)
(Income) loss from equity investments in subsidiaries	(461)	(270)	—	731	—

Total other (income) expense—net	(319)	(565)	694	731	541

Income before income taxes	260	563	451	(731)	543
Income tax benefit (expense)	70	(106)	(177)	—	(213)

Net income (loss)	$330	$457	$274	$(731)	$330

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

JUNE 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$18	$731	$1,047	$—	$1,796
Accounts receivable—net	17	6	1,308	—	1,331
Accounts receivable—affiliates	694	449	23	(1,166)	—
Notes receivable—affiliates(4)	—	5,329	102	(5,431)	—
Deferred income taxes—net	—	335	249	(8)	576
Prepaid expenses and other	1	19	352	(27)	345

Total current assets	730	6,869	3,081	(6,632)	4,048
Property, plant and equipment—net	—	—	12,622	—	12,622
Capitalized software—net	—	—	885	—	885
Investments in subsidiaries(4)	2,006	1,619	—	(3,625)	—
Deferred income taxes—net	885	2,151	223	(1,196)	2,063
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,947	73	1,010	(4,030)	—
Other	119	321	437	(269)	608

Total assets	$6,687	$11,033	$18,258	$(15,752)	$20,226

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$—	$562	$523	$—	$1,085
Current borrowings—affiliates(4)	102	5,329	—	(5,431)	—
Accounts payable	—	6	761	—	767
Accounts payable—affiliates	17	4	26	(47)	—
Accrued expenses and other	290	73	1,040	(18)	1,385
Accrued expenses and other—affiliates	2	537	580	(1,119)	—
Deferred income taxes—net	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	560	(9)	551

Total current liabilities	419	6,511	3,490	(6,632)	3,788
Long-term borrowings—net	2,966	2,183	7,889	—	13,038
Pension, post-retirement and other post-employment benefits obligations—net	3,259	—	—	—	3,259
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	1,082	366	2,582	(4,030)	—
Deferred income taxes—net	—	—	1,196	(1,196)	—
Deferred revenue	—	—	509	—	509
Other	12	—	940	(269)	683

Total liabilities	7,738	9,060	16,606	(12,127)	21,277
Stockholders' (deficit) equity	(1,051)	1,973	1,652	(3,625)	(1,051)

Total liabilities and stockholders' (deficit) equity	$6,687	$11,033	$18,258	$(15,752)	$20,226

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

(4)
QSC invested $9.9 billion in a subsidiary non-guarantor by assuming $9.9 billion of the subsidiary's current borrowings-affiliate from QCF. In connection with that non-cash transaction, QSC and QCF offset $4.4 billion of their respective current borrowings-affiliate and notes receivable-affiliate.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

DECEMBER 31, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$307	$258	$—	$565
Accounts receivable—net	20	1	1,444	—	1,465
Accounts receivable—affiliates	535	628	22	(1,185)	—
Notes receivable—affiliates	—	13,773	117	(13,890)	—
Deferred income taxes—net	—	327	253	(8)	572
Prepaid expenses and other	—	29	377	(38)	368

Total current assets	555	15,065	2,471	(15,121)	2,970
Property, plant and equipment—net	—	—	13,045	—	13,045
Capitalized software—net	—	—	875	—	875
Investments in subsidiaries	2,224	(7,772)	—	5,548	—
Deferred income taxes—net	886	2,269	275	(1,262)	2,168
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,978	84	1,059	(4,121)	—
Other	525	211	498	(151)	1,083

Total assets	$7,168	$9,857	$18,223	$(15,107)	$20,141

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$230	$562	$28	$—	$820
Current borrowings—affiliates	145	3,948	9,797	(13,890)	—
Accounts payable	—	1	819	—	820
Accounts payable—affiliates	20	2	130	(152)	—
Accrued expenses and other	424	172	1,069	(24)	1,641
Accrued expenses and other—affiliates	2	375	656	(1,033)	—
Deferred income taxes—net	8	—	—	(8)	—
Deferred revenue and advance billings	—	—	586	(14)	572

Total current liabilities	829	5,060	13,085	(15,121)	3,853
Long-term borrowings—net	2,935	2,183	7,617	—	12,735
Pension, post-retirement and other post-employment benefits obligations—net	3,232	—	—	—	3,232
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	1,143	431	2,547	(4,121)	—
Deferred income taxes—net	—	—	1,262	(1,262)	—
Deferred revenue	—	—	519	—	519
Other	415	—	924	(151)	1,188

Total liabilities	8,554	7,674	25,954	(20,655)	21,527
Stockholders' (deficit) equity	(1,386)	2,183	(7,731)	5,548	(1,386)

Total liabilities and stockholders' (deficit) equity	$7,168	$9,857	$18,223	$(15,107)	$20,141

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(126)	$639	$1,128	$21	$1,662
Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(682)	—	(682)
Proceeds from sale of investment securities	—	5	—	—	5
Changes in interest in investments managed by QSC	(1)	8	(7)	—	—
Net (increase) decrease in short-term affiliate loans	—	(406)	15	391	—
Dividends received from subsidiaries	640	1,200	—	(1,840)	—
Cash infusion to subsidiaries	—	(706)	—	706	—
Other	—	—	(7)	—	(7)

Cash provided by (used for) investing activities	639	101	(681)	(743)	(684)

Financing activities:
Proceeds from long-term borrowings	—	—	738	—	738
Repayments of long-term borrowings, including current maturities	(230)	—	(18)	—	(248)
Net (repayments of) proceeds from short-term affiliate borrowings	(43)	322	112	(391)	—
Proceeds from issuances of common stock	34	—	—	—	34
Dividends paid	(274)	—	—	—	(274)
Equity infusion from parent	—	—	706	(706)	—
Dividends paid to parent	—	(640)	(1,200)	1,840	—
Other	18	2	4	(21)	3

Cash (used for) provided by financing activities	(495)	(316)	342	722	253

Cash and cash equivalents:
Increase in cash and cash equivalents	18	424	789	—	1,231
Beginning balance	—	307	258	—	565

Ending balance	$18	$731	$1,047	$—	$1,796

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(285)	$557	$1,006	$19	$1,297
Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(950)	—	(950)
Proceeds from sale of investment securities	—	42	—	—	42
Changes in interest in investments managed by QSC	23	28	(51)	—	—
Cash infusion to subsidiaries	—	(806)	—	806	—
Net (increase) decrease in short-term affiliate loans	—	(1,315)	—	1,315	—
Dividends received from subsidiaries	575	1,000	—	(1,575)	—
Other	—	—	7	—	7

Cash provided by (used for) investing activities	598	(1,051)	(994)	546	(901)

Financing activities:
Repayments of long-term borrowings, including current maturities	—	—	(23)	—	(23)
Net proceeds from (repayments of) short-term affiliate borrowings	103	885	327	(1,315)	—
Proceeds from issuances of common stock	17	—	—	—	17
Dividends paid	(282)	—	—	—	(282)
Repurchases of common stock	(258)	—	—	—	(258)
Equity infusion from parent	—	—	806	(806)	—
Dividends paid to parent	—	(575)	(1,000)	1,575	—
Other	17	(2)	7	(19)	3

Cash (used for) provided by financing activities	(403)	308	117	(565)	(543)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(90)	(186)	129	—	(147)
Beginning balance	90	481	331	—	902

Ending balance	$—	$295	$460	$—	$755

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

        Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. Segment results presented in this Item 2 and in Note 11—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented. We have reclassified certain prior year revenue, expense and access lines amounts presented in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 to conform to the current period presentation and to the presentation for the full year 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Business Trends

        Our financial results were impacted by several significant trends, which are listed below. We expect that these trends will continue to affect our future results of operations, cash flows or financial position. Most of these trends also impact our segment results, and therefore we provide a detailed discussion of those trends under the heading "Segment Results" below. Because we do not allocate our pension and post-retirement benefit expenses to our segments, the related trend does not impact any of our segments. Instead, we provide a detailed discussion of this trend under the headings "Operating Expenses—General, Administrative and Other Operating Expenses" and "Liquidity and Capital Resources—Long-Term View" below.

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

Results of Operations

Overview

        The following table summarizes some of our key financial measures for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions except per share amounts)
Operating revenue by products and services:
Segment revenue:
Data, Internet and video services	$1,364	$1,333	$31	2%	$2,727	$2,635	$92	3%
Voice services	1,603	1,833	(230)	(13)%	3,278	3,720	(442)	(12)%
Wireless products and services	33	125	(92)	(74)%	88	254	(166)	(65)%

Total segment revenue	3,000	3,291	(291)	(9)%	6,093	6,609	(516)	(8)%
Other revenue (primarily USF surcharges)	90	91	(1)	(1)%	170	172	(2)	(1)%

Total operating revenue	3,090	3,382	(292)	(9)%	6,263	6,781	(518)	(8)%

Operating expenses	2,599	2,818	(219)	(8)%	5,223	5,697	(474)	(8)%

Operating income	491	564	(73)	(13)%	1,040	1,084	(44)	(4)%

Other expense (income)—net	274	266	8	3%	525	541	(16)	(3)%

Income before income taxes	217	298	(81)	(27)%	515	543	(28)	(5)%
Income tax expense	5	118	(113)	(96)%	97	213	(116)	(54)%

Net income	$212	$180	$32	18%	$418	$330	$88	27%

Earnings per common share:
Basic	$0.12	$0.10	$0.02	20%	$0.24	$0.19	$0.05	26%
Diluted	$0.12	$0.10	$0.02	20%	$0.24	$0.19	$0.05	26%

        The following table summarizes some of our key operational measures for the six months ended June 30, 2009 and 2008:

	June 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands except employees)
Employees	31,509	35,111	(3,602)	(10)%

Total broadband subscribers	2,923	2,732	191	7%

Total video subscribers	853	722	131	18%

Total wireless subscribers	763	811	(48)	(6)%

Total access lines	10,889	12,189	(1,300)	(11)%

Operating Revenue

        Operating revenue decreased due to continued access line losses, decreased long-distance volumes and rates and fewer wireless subscribers as we transition to selling Verizon Wireless services. We recognize revenue from services provided under our Verizon Wireless arrangement on a net basis, whereas we recognize revenue from services provided under a pre-existing arrangement that we have with a different provider on a gross basis. The decrease in voice services revenue was partially offset by increased revenue associated with our growth data and Internet products and services. The increase in our growth data and Internet products and services has outpaced the declining revenue from our traditional data, Internet and video services.

Operating Expenses

        The following table provides further detail regarding our total operating expenses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$398	$552	$(154)	(28)%	$817	$1,108	$(291)	(26)%
Employee-related costs	301	314	(13)	(4)%	596	689	(93)	(13)%
Equipment sales costs	109	137	(28)	(20)%	204	256	(52)	(20)%
Other	126	146	(20)	(14)%	245	277	(32)	(12)%

Total cost of sales	934	1,149	(215)	(19)%	1,862	2,330	(468)	(20)%

Selling:
Employee-related costs	266	291	(25)	(9)%	560	583	(23)	(4)%
Marketing, advertising and external commissions	136	139	(3)	(2)%	273	288	(15)	(5)%
Other	92	102	(10)	(10)%	209	211	(2)	(1)%

Total selling	494	532	(38)	(7)%	1,042	1,082	(40)	(4)%

General, administrative and other operating:
Employee-related costs	172	110	62	56%	330	229	101	44%
Taxes and fees	152	123	29	24%	297	286	11	4%
Real estate and occupancy costs	107	114	(7)	(6)%	215	231	(16)	(7)%
Other	162	212	(50)	(24)%	326	385	(59)	(15)%

Total general, administrative and other operating	593	559	34	6%	1,168	1,131	37	3%

Depreciation and amortization	578	578	—	—%	1,151	1,154	(3)	—%

Total operating expenses	$2,599	$2,818	$(219)	(8)%	$5,223	$5,697	$(474)	(8)%

  Cost of Sales (exclusive of depreciation and amortization)

        Facility costs decreased primarily due to improvements we made in the profitability structure for our wholesale long-distance service, which resulted in an improved wholesale long-distance margin percentage, and lower wholesale long-distance volumes and revenue. In addition, facility costs decreased due to the migration of our wireless customers to Verizon Wireless. As previously discussed, we record revenue net of expenses under our wireless services arrangement with Verizon Wireless. Decreased volumes of certain business markets data and Internet services, such as our traditional WAN services, also favorably impacted our facility costs; however, this decrease was more than offset by the increased facility costs associated with the growth in Qwest iQ Networking® revenue.

        Employee-related costs decreased for the three and six months ended June 30, 2009 as compared to the same period in 2008 primarily due to lower salaries, wages and benefits related to employee reductions in our network operations. In addition, severance expense decreased for the six months ended June 30, 2009 and increased for the three months ended June 30, 2009 compared to the same periods in 2008 due to the timing of when employee reductions occurred.

        Equipment sales costs decreased primarily due to fewer handsets sold as we transition to selling Verizon Wireless products and services.

        Other cost of sales decreased primarily due to lower professional fees and network expenses due to our continued focus on managing costs associated with our network.

  Selling Expenses

        Employee-related costs decreased primarily due to workforce reductions and decreased commissions. These declines were partially offset by severance expenses for the three and six months ended June 30, 2009.

        Marketing, advertising and external commissions decreased due to reduced spending associated with media, direct mail and sponsorships as well as reductions in agency fees.

        Other expenses decreased due to lower professional fees. This decrease was partially offset by a 2008 reduction in bad debt expense primarily due to a non-recurring adjustment to better reflect our collection history.

  General, Administrative and Other Operating Expenses

        Employee-related costs increased primarily due to increased pension and post-retirement benefits expense. These expenses are based on several assumptions, including among other things, discount rates and expected rates of return on plan assets that are set at the beginning of each year. In 2008 we recognized combined net periodic benefits income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 we experienced significant losses on our pension and post-retirement benefit plan assets, which have significantly impacted the pension and post-retirement benefits expenses we are recording in 2009.

        We now expect to recognize approximately $208 million in combined net periodic benefits expense for 2009 as compared to combined net periodic benefits income of $14 million for 2008. This expected total combined net benefits expense for 2009 is $20 million more than the amount we previously disclosed, due primarily to adjustments to our estimates of the fair value of certain private-equity and alternative investments held by our plan trusts that were estimated based on previously available preliminary information at December 31, 2008. Of the annual $20 million change for 2009, $10 million has been reflected in the three months ended June 30, 2009 and is included in employee-related costs. Changes to our assumptions at the end of 2009 may increase or decrease our expected combined net periodic benefits expenses beyond 2009. For additional information on our pension and post-retirement benefit plans, see Note 8—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

        Taxes and fees increased as a result of a $40 million favorable property tax settlement and other favorable adjustments in the second quarter of 2008. These increases were partially offset by lower USF charges resulting from continued access line erosion, our wireless transition to Verizon and a decrease in property taxes.

        Real estate and occupancy costs decreased primarily due to lower rent expense and fuel costs.

        Other expenses decreased due to litigation charges recorded in the second quarter of 2008.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$518	$523	$(5)	(1)%	$1,032	$1,045	$(13)	(1)%
Amortization	60	55	5	9%	119	109	10	9%

Total depreciation and amortization	$578	$578	$—	—%	$1,151	$1,154	$(3)	—%

        Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If our capital expenditures remain approximately the same and we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the three and six months ended June 30, 2009 compared to the same periods ended June 30, 2008 due to an increase in internally developed capitalized software used to support our operations.

        Effective January 1, 2009, we changed our estimates of the average remaining economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $10 million and $19 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008 and will result in additional depreciation expense of approximately $38 million for the full year ending December 31, 2009 compared to the year ended December 31, 2008.

        We made a decision in June 2008 to discontinue certain product offerings and as a result we changed our estimates of the remaining economic lives of certain assets used in providing those services, which resulted in the acceleration of depreciation of those assets. This change also resulted in additional depreciation expense of approximately $10 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. For the six months ended June 30, 2009, this change resulted in additional depreciation expense of approximately $19 million when compared to the six months ended June 30, 2008. We began accelerating depreciation on these assets during the third quarter of 2008. These assets will be fully depreciated as of December 31, 2009; therefore, we do not anticipate recording any significant incremental depreciation expense associated with this change after June 30, 2009.

        The additional depreciation for both of the changes described above, net of deferred taxes, reduced net income by approximately $12 million, or less than $0.01 per basic and diluted common share for the three months ended June 30, 2009 and reduced net income by approximately $24 million, or approximately $0.01 per basic and diluted common share, for the six months ended June 30, 2009. For the year ending December 31, 2009, the additional depreciation for both the changes described above, net of deferred taxes, will reduce net income by approximately $35 million, or approximately $0.02 per basic and diluted common share.

Other Consolidated Results

        The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$276	$270	$6	2%	$536	$542	$(6)	(1)%
Other—net	(2)	(4)	(2)	(50)%	(11)	(1)	10	nm

Total other expense (income)—net	$274	$266	$8	3%	$525	$541	$(16)	(3)%

Income tax expense	$5	$118	$(113)	(96)%	$97	$213	$(116)	(54)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Other Expense (Income)—Net

        Interest expense on long-term borrowings and capital leases—net increased for the three months ended June 30, 2009 due to the issuance of $811 million of new debt in the second quarter of 2009. Interest expense decreased for the six months ended June 30, 2009 due to declining debt levels as a result of maturities and our early retirement of debt as well as decreasing interest rates on floating rate debt, partially offset by the issuance of new debt as noted above.

        Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), gains or losses related to fair value interest rate hedges and underlying debt and gains or losses on investments. The increase in other income—net for the six months ended June 30, 2009 was primarily due to lower interest expense on income taxes compared to the six months ended June 30, 2008.

  Income Tax Expense

        The effective income tax rate is the provision for income taxes as a percentage of income before income taxes. Our effective income tax rate decreased to 2.3% for the three months ended June 30, 2009 from 39.6% for the same period in 2008 and 18.8% for the six months ended June 30, 2009 from 39.2% for the same period in 2008 due to recognition of previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements. Absent the recognition of these and other discrete items that we may record during the year, we expect our effective tax rate will approximate 39%.

Segment Results

        The following table summarizes our segment results for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Total segment revenue	$3,000	$3,291	$(291)	(9)%	$6,093	$6,609	$(516)	(8)%
Total segment expense	1,444	1,713	(269)	(16)%	2,942	3,451	(509)	(15)%

Total segment income	$1,556	$1,578	$(22)	(1)%	$3,151	$3,158	$(7)	—%

Total margin percentage	52%	48%	4%		52%	48%	4%
Business markets:
Revenue	1,019	1,013	6	1%	2,036	2,005	31	2%
Expense	611	632	(21)	(3)%	1,232	1,249	(17)	(1)%

Income	$408	$381	$27	7%	$804	$756	$48	6%

Margin percentage	40%	38%	2%		39%	38%	1%
Mass markets:
Revenue	1,269	1,454	(185)	(13)%	2,593	2,938	(345)	(12)%
Expense	578	725	(147)	(20)%	1,178	1,488	(310)	(21)%

Income	$691	$729	$(38)	(5)%	$1,415	$1,450	$(35)	(2)%

Margin percentage	54%	50%	4%		55%	49%	6%
Wholesale markets:
Revenue	712	824	(112)	(14)%	1,464	1,666	(202)	(12)%
Expense	255	356	(101)	(28)%	532	714	(182)	(25)%

Income	$457	$468	$(11)	(2)%	$932	$952	$(20)	(2)%

Margin percentage	64%	57%	7%		64%	57%	7%

Business Markets

        The following table summarizes some of the key financial measures for our business markets segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Data and Internet services	$670	$644	$26	4%	$1,330	$1,262	$68	5%
Voice services	349	369	(20)	(5)%	706	743	(37)	(5)%

Total revenue	1,019	1,013	6	1%	2,036	2,005	31	2%

Expenses:
Direct segment expenses	285	292	(7)	(2)%	577	574	3	1%
Assigned facility, network and other expenses	326	340	(14)	(4)%	655	675	(20)	(3)%

Total expenses	611	632	(21)	(3)%	1,232	1,249	(17)	(1)%

Income	$408	$381	$27	7%	$804	$756	$48	6%

Margin percentage	40%	38%	2%		39%	38%	1%

        The following table summarizes the total access lines for our business markets segment as of June 30, 2009 and 2008:

	June 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines	2,526	2,713	(187)	(7)%

        The financial results for our business markets segment continue to be impacted by several significant trends, which are described below.

  •
  Data and Internet services.  The components of our total revenue continue to migrate from traditional voice products and services to data and Internet products and services. We also continue to see shifts in the makeup of our data and Internet revenue as customers move from traditional data and Internet products and services to our growth data and Internet products and services. These growth products and services generally use more advanced technologies than our traditional products and services and include products and services such as: broadband; private line; Multi-Protocol Label Switching (MPLS), which we offer as Qwest iQ Networking®; and equipment and associated installation, maintenance and professional services. We expect revenue from these products and services to continue to grow.

  •
  Managed services.  Our customers are increasingly demanding customized and integrated data, Internet and voice services. We have responded with our managed services offerings, which include diverse combinations of emerging technology products and services such as VoIP, Ethernet, MPLS, hosting services and advanced voice services such as web conferencing and call center solutions. Revenue from managed services increased 23% for the six months ended June 30, 2009 as compared to the same period in 2008 and we expect this trend to continue. We believe our business markets customers will continue to increasingly demand turnkey solutions, such as managed services, which afford them more flexibility in managing their communications needs. These types of services also allow us to act as a strategic partner with our business markets customers in improving the effectiveness and efficiency of their operations. This gives us an opportunity to form stronger bonds with these customers.

  •
  Voice services.  We face intense voice services competition in the industry and customers continue to migrate to data and Internet products and away from our voice services. For example, some businesses are substituting VoIP for traditional voice telecommunications services. We expect that we will continue to experience a decline in our voice services.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload and our productivity improvements. Through planned reductions and normal employee attrition, we have reduced our workforce while achieving operational efficiencies and improving processes through automation.

  Revenue

        Revenue from data and Internet products and services was 65% and 63% of our total business markets revenue for the six months ended June 30, 2009 and 2008, respectively. Revenue from data and Internet products and services increased primarily due to increased volumes in Qwest iQ Networking®. Private line services revenue also increased due to higher volumes, partially offset by lower rates. Revenue from Qwest iQ Networking®, private line and our other growth products and services was 78% of total revenue from data and Internet products and services for the six months ended June 30, 2009 compared to 73% for the same period in 2008. The growth in Qwest iQ Networking® revenue outpaced decreased revenue from our traditional WAN products.

        Voice services revenue decreased primarily due to product migration to data and Internet products and services, competitive pressures, lower demand and price compression.

  Expenses

        Direct segment expenses decreased for the three months ended June 30, 2009 as compared to the same period in 2008 due to decreased commissions driven by changes in our commission structure. This decrease was partially offset by a 2008 reduction in bad debt expense primarily due to a non-recurring adjustment to better reflect our collection history for data integration receivables. Expenses remained relatively flat for the six months ended June 30, 2009 and 2008. The six months ended June 30, 2009 were impacted by the same factors as the three months ended June 30, 2009.

        Assigned facility, network and other expenses decreased primarily due to a decrease in network expenses related to employee reductions in our network operations.

  Income

        Continued execution on operating initiatives that improved our overall cost efficiency drove our margin percentage from 38% to 40% for the three months ended June 30, 2008 and 2009, respectively. We continue to be subject to intense competition, customer migration to data and Internet products and services and declining general economic conditions; however, as a result of our continued focus on higher margin products and managing costs, we were able to grow income and expand our margin percentage by approximately 100 basis points for the six months ended June 30, 2009 compared to the same period in 2008.

Mass Markets

        The following table summarizes some of the key financial measures for our mass markets segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Data, Internet and video services	$347	$340	$7	2%	$697	$673	$24	4%
Voice services	889	989	(100)	(10)%	1,808	2,011	(203)	(10)%
Wireless services	33	125	(92)	(74)%	88	254	(166)	(65)%

Total revenue	1,269	1,454	(185)	(13)%	2,593	2,938	(345)	(12)%

Expenses:
Direct segment expenses	272	328	(56)	(17)%	560	682	(122)	(18)%
Assigned facility, network and other expenses	306	397	(91)	(23)%	618	806	(188)	(23)%

Total expenses	578	725	(147)	(20)%	1,178	1,488	(310)	(21)%

Income	$691	$729	$(38)	(5)%	$1,415	$1,450	$(35)	(2)%

Margin percentage	54%	50%	4%		55%	49%	6%

        The following table summarizes some of the key operational measures for our mass markets segment as of June 30, 2009 and 2008:

	June 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	2,923	2,732	191	7%

Video subscribers	853	722	131	18%

Access lines	7,288	8,266	(978)	(12)%

Wireless subscribers(1)	763	811	(48)	(6)%

(1)
Broadband and wireless subscribers include an immaterial number of business markets customers.

        The financial results for our mass markets segment continue to be impacted by several significant trends, which are described below.

  •
  Data, Internet and video services.  We continue to focus on increasing subscribers of our broadband services in our mass markets segment. We reached 2.9 million broadband subscribers at June 30, 2009 compared to 2.7 million at June 30, 2008. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node ("FTTN") deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a maturing market where a significant portion of consumers already have broadband services. We now expect the net number of our broadband subscriber additions in 2009 will be comparable to our net additions in 2008; however, we are experiencing intense broadband competition and price compression.

  •
  Access lines.  Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe that intensified competition, wireless substitution and declining general economic conditions contributed to an acceleration of our access line losses in recent quarters. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to access line losses.

  •
  Product bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local voice services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload, productivity improvements, changes in the telecommunications industry and governmental regulations. Through planned reductions and normal employee attrition, we have reduced our workforce and employee-related costs while achieving operational efficiencies and improving processes through automation.

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

  Revenue

        Revenue from data, Internet and video services represented 27% of total revenue for the six months ended June 30, 2009, and continues to grow, but at a slower rate compared to the same period ended June 30, 2008. Data, Internet and video services revenue increased primarily due to an increase in broadband subscribers as of June 30, 2009 compared to June 30, 2008. The increase in revenue due to additional broadband subscribers was partially offset by rate discounts.

        Voice services revenue decreased primarily due to declines in local voice services volumes and rates. These declines were driven by access line losses resulting from the competitive and economic pressures described above. In addition, long-distance voice services revenue decreased due to lower volumes and rates.

        Wireless services revenue decreased as we transition to selling Verizon Wireless products and services, the revenue from which we record in voice services on a net basis.

  Expenses

        Direct segment expenses decreased primarily due to lower equipment sales costs reflecting fewer handsets sold as we transition to our new wireless service arrangement. In addition, expenses decreased due to lower employee-related costs primarily due to workforce reductions as well as reduced marketing expenses and professional fees.

        Assigned facility, network and other expenses decreased primarily due to lower facility costs as we transition to selling Verizon Wireless products and services and lower network costs related to employee reductions in our network operations as we continued to adjust our workforce to reflect our workload.

  Income

        Expense reductions due to a reduced workforce, network cost efficiencies and our transition to selling Verizon Wireless products and services improved our margin percentage by approximately 600 basis points to 55% for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.

Wholesale Markets

        The following table summarizes some of the key financial measures for our wholesale markets segment for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Data and Internet services	$347	$349	$(2)	(1)%	$700	$700	$—	—%
Voice services	365	475	(110)	(23)%	764	966	(202)	(21)%

Total revenue	712	824	(112)	(14)%	1,464	1,666	(202)	(12)%

Expenses:
Direct segment expenses	42	46	(4)	(9)%	91	91	—	—%
Assigned facility, network and other expenses	213	310	(97)	(31)%	441	623	(182)	(29)%

Total expenses	255	356	(101)	(28)%	532	714	(182)	(25)%

Income	$457	$468	$(11)	(2)%	$932	$952	$(20)	(2)%

Margin percentage	64%	57%	7%		64%	57%	7%

        The following table summarizes the total access lines for our wholesale markets segment as of June 30, 2009 and 2008:

	June 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines	1,075	1,210	(135)	(11)%

        The financial results for our wholesale markets segment continue to be impacted by several significant trends, which are described below.

  •
  Data and Internet services.  We continue to see demand for our growth data and Internet products while experiencing price compression and declines in demand for our traditional data and Internet products, such as our WAN products, resulting from industry consolidation. We expect demand for our growth products and services to continue as we focus on increasing our capacity and meeting the technology and solution needs of our customers.

  •
  Access and local services.  Our revenue has been, and we expect it will continue to be, adversely affected by technological migration and industry consolidation. For example, consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued line loss. We expect these factors will continue to impact our wholesale markets segment.

  •
  Long-Distance Services Revenue.  As we have taken a more disciplined approach to long-distance profitability, we have seen long-distance services revenue decline by 36% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, while our long-distance margin has increased significantly.

  Revenue

        Revenue from data and Internet products and services was 48% and 42% of our total wholesale markets revenue for the six months ended June 30, 2009 and 2008, respectively. Data and Internet services revenue was essentially flat due to increased volumes in private line offset by decreased rates, decreases in our traditional WAN products driven by customer migration to more advanced technology services and customers' optimization of their cost structures.

        Voice services revenue declined due to a decrease in long-distance services revenue primarily driven by our focus on improving the profitability structure of this service. Access and local voice services revenue declined due to access line loss and a declining demand for UNEs for the six months ended June 30, 2009 compared to the same period in 2008.

  Expenses

        Direct segment expenses were essentially flat for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008.

        Assigned facility, network and other expenses decreased primarily due to the long-distance volume decline noted above, coupled with lower long-distance rates. The long-distance volume declines driving the lower facilities expenses were a direct result of the steps taken to improve our profitability structure that we implemented in the last half of 2008.

  Income

        Our margin percentage increased approximately 700 basis points and we held our income to a 2% reduction due to profitability structure improvements relating to our long-distance services. We continue to experience income pressure as a result of decreased access and local voice services and the continued price compression in data and Internet products and services.

Liquidity and Capital Resources

Near-Term View

        At June 30, 2009, we held cash and cash equivalents totaling $1.796 billion, and we had $910 million available under our currently undrawn revolving credit facility (referred to as the Credit

Facility). We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months.

        During the 12 months ended June 30, 2009, our net cash generated by operating activities totaled $3.296 billion. Although our revenue has been decreasing, we believe that we will be able to continue to control costs to keep them aligned with revenue and therefore expect that we will continue to generate cash from operating activities sufficient to fund our financing and investing activities. For the coming 12 months, our expected financing and investing cash needs include capital expenditures (anticipated to be approximately $1.7 billion or less in 2009), $1.062 billion of maturing debt and quarterly dividends on our common stock of approximately $140 million per quarter.

        We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a moderate portion of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years' operating results and cash flows.

        At June 30, 2009, our current assets exceeded our current liabilities by $260 million. The change to positive working capital from a working capital deficit position at December 31, 2008 is due to earnings before depreciation and amortization and proceeds of a long-term debt issuance, partially offset by capital expenditures, non-current debt reclassified to current debt and dividends declared on common stock.

        We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will also attempt to improve our liquidity position by accessing debt or other markets in a manner designed to create positive economic value. Even though we were able to issue new debt financing in April, the unstable credit markets and the decline in the economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

        As of June 30, 2009, we also had $193 million in stock repurchases remaining under the $2 billion stock repurchase program that our Board of Directors authorized in October 2006. In light of current credit market conditions, the Board of Directors has extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008. We have not repurchased any stock under this program in 2009.

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

        We believe that we will continue to have access to capital markets to refinance our debt as discussed above. Even though we were able to issue new debt financing in April, the unstable credit markets and the decline in the economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

        In July 2009, in connection with a $35 million increase in commitment by an existing lender to the Credit Facility, the amount available to us under the Credit Facility increased from $910 million to $945 million. The Credit Facility is subject to certain restrictions as described below, is currently undrawn and expires in October 2010. The Credit Facility has 13 lenders with commitments ranging from $15 million to $160 million. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

  Pension Plan

        Benefits paid by our pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of our pension plan was $745 million at December 31, 2008. Cash funding requirements are significantly impacted by earnings on investments, the applicable discount rate at the end of each year and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision. Based on elections we will make in 2010 relating to, among other things, the method of determining discount rates, and subject to any changes in funding laws and regulations, we may be required to make cash contributions to the plan in the range of $0 to $300 million in 2010. If the elections that we make do not require a contribution in 2010, it is highly likely that a contribution will be required in 2011. The amount of any required contributions in 2011 and beyond will be dependant upon earnings on investments, discount rates and funding laws and regulations. If a contribution is made in 2010, it may reduce required contributions after 2010.

  Post-Retirement Benefits

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. However, a trust has been established to help cover the health care costs of retirees who are former occupational employees. As of December 31, 2008, the fair value of the trust assets was $915 million and we believed that the trust assets would be adequate to provide continuing reimbursements for our occupational post-retirement health care costs for approximately five years assuming that the trust's current asset allocation remains the same and the assets earn an expected long-term rate of return of 8.5%. Thereafter, covered benefits for our eligible retirees who are former occupational employees will be paid directly by us. This five year period could be substantially shorter depending on returns on plan assets, projected benefit payments and future changes in benefit obligations; for instance, if we assume that the rate of return on trust assets is zero and benefit reimbursements remain at projected levels, the trust would still be exhausted in approximately five years, but if we assume that the rate of return on trust assets were zero and benefit reimbursements increase by 20%, the trust assets could be exhausted in three years.

  Income Tax Payments

        During the past three years, our income tax payments have predominantly related to prior years' income tax issues; in 2008 and 2006, we made payments (including penalties and interest) of $102 million and $130 million, respectively, related to prior years' federal income tax issues. In 2007, we paid immaterial amounts for income taxes.

        We currently make some payments for income taxes; however, in most jurisdictions where we are subject to income tax, those taxes are largely offset through the utilization of our significant net operating loss carryforwards ("NOLs"). As of December 31, 2008, we had NOLs of $6.2 billion and we expect to fully use these NOLs as an offset against future taxable income. We do not expect to pay a significant amount of income taxes until all of these NOLs have been used; however, the timing of that use will depend upon future earnings and upon our future tax circumstances. We currently expect to be able to use the NOLs to reduce tax payments for several years.

        Once our NOLs are fully utilized, we expect to make significant income tax payments. The amounts of those payments will also depend upon future earnings and upon our future tax circumstances and cannot be accurately estimated at this time.

Historical View

        The following table summarizes cash flow activities for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$1,662	$1,297	$365	28%
Used for investing activities	684	901	(217)	(24)%
Provided by (used for) financing activities	253	(543)	796	nm

    nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

  Operating Activities

        Cash provided by operating activities increased primarily due to payments for securities-related legal matters in 2008, decreased payments for facility costs resulting from lower long-distance service volumes and lower payments for employee related costs due to the decrease in headcount. We also experienced lower payments for wireless facility costs and equipment costs as we transition to selling Verizon Wireless products and services in 2009.

  Investing Activities

        Cash used for investing activities decreased primarily due to lower capital expenditures resulting from the timing of our capital expenditures, a conservative approach to new capital investment and slower growth in capacity requirements in the network.

  Financing Activities

        We issued $811 million of Senior Notes in April 2009, which resulted in net proceeds of $738 million. For the six months ended June 30, 2009, we paid $274 million in dividends and $248 million in repayments of long-term borrowings, including current maturities. For the six months ended June 30, 2008, we paid $282 million in dividends and $258 million for purchases of our common stock under our stock repurchase program.

        We were in compliance with all provisions and covenants of our borrowings as of June 30, 2009.

Letters of Credit

        We maintain letter of credit arrangements with various financial institutions for up to $110 million. As of June 30, 2009, we had outstanding letters of credit of approximately $80 million.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

  Near-Term Maturities

        As of June 30, 2009, we had $1.062 billion of long-term notes maturing in the subsequent 12 months. We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term notes would decrease quarterly pre-tax earnings by approximately $3 million.

  Floating-Rate Debt

        One objective of our short-term debt strategy is to take advantage of favorable interest rates by effectively converting floating rate debt to fixed rate debt using interest rate swaps. As of June 30, 2009 and December 31, 2008, we had $750 million and $980 million of floating-rate debt outstanding, of which $250 million and $480 million, respectively, was exposed to changes in interest rates. This exposure is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to the $250 million of floating-rate debt that is exposed to changes in interest rates would decrease quarterly pre-tax earnings by less than $1 million.

  Convertible Debt

        Under the terms of our 3.50% Convertible Senior Notes, upon conversion at a time at which the market-based conversion provisions described in "Long-Term View" are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. As of June 30, 2009, $1.265 billion of these notes were outstanding. While these notes were not convertible as of June 30, 2009 because specified, market-based conversion provisions were not met as of that date, these notes would be available for immediate conversion if those provisions are met during certain subsequent periods. In addition, even if these provisions are not met, holders have the option to require us to repurchase the notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We would be exposed to changes in interest rates at any time that we choose to refinance any portion of this debt. A hypothetical increase of 100 basis points in the interest rate on the refinancing of the entire $1.265 billion would decrease quarterly pre-tax earnings by approximately $3 million. See "Long-Term View" above for additional information about the conversion provisions relating to these notes.

  Investments

        As of June 30, 2009, we had $1.740 billion invested in highly liquid cash-equivalent instruments, $93 million invested in auction rate securities and $13 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease quarterly pre-tax earnings by approximately $5 million.

  Combined Impacts

        The table below provides a sensitivity analysis of certain expense and income items, as well as net income, assuming 100-basis-point upward and downward shifts in market interest rates over the entire six months. This sensitivity analysis reflects only the impact for the six months ended June 30, 2009 from the borrowings and investments that were outstanding and hedges that were in effect as of June 30, 2009. It does not reflect the impact of long-term notes maturing in the subsequent 12 months or convertible borrowings because they would not have been affected by changes in market interest rates during the periods presented.

	As reported	Assuming +100 basis point shift	Assuming -100 basis point shift
	(Dollars in millions)
Six months ended June 30, 2009:
Interest expense on long-term borrowings and capital leases—net	$536	$537	$535
Other income—net	(11)	(15)	(7)
Net income	418	421	415

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2009, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2009. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the second quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We continue to carry significant debt. As of June 30, 2009, our consolidated debt was approximately $14.1 billion. Approximately $6.4 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (referred to as our 3.50% Convertible Senior Notes), which we may elect to redeem at any time on or after November 20, 2010 and holders may require us to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, we have $193 million of potential stock repurchases remaining under our previously disclosed stock repurchase program, and it is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Cash used by us to purchase our common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

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

        Our $945 million Credit Facility, which is currently undrawn, has a cross payment default provision, and the Credit Facility and certain of our other debt issues have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. In addition, the Credit Facility contains various limitations, including a restriction on using any proceeds from the facility to pay settlements or judgments relating to the securities-related actions discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

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

        We are a party to collective bargaining agreements with our labor unions, which represent a significant number of our employees. Our current four-year agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers expire on October 6, 2012. Although we believe that our relations with our employees and unions are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. The impact of future negotiations, including changes in wages and benefit levels, could have a material impact on our financial results. Also, if we fail to extend or renegotiate our collective bargaining agreements, if significant disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table contains information about repurchases of our common stock during the second quarter of 2009:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
April 2009	1,855	$3.68	—	$193,126,784
May 2009	10,246	$4.36	—	$193,126,784
June 2009	21,345	$4.11	—	$193,126,784

Total	33,446		—

(1)
Amounts represent shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.

(2)
In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. In light of current credit market conditions, the Board of Directors has extended the timeframe to complete these repurchases, which was originally scheduled to be completed in 2008. As of June 30, 2009, we had repurchased a total of $1.807 billion of common stock under this program.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our 2009 annual meeting of stockholders on May 13, 2009. At the meeting, stockholders present in person or by proxy voted on the following matters.

  1.
  Stockholders elected the 12 directors named below to our Board of Directors, or our Board, to hold office until the annual meeting of stockholders in 2010 and until their successors are elected and qualified.

	Votes For	Votes Against	Votes Abstained
Linda G. Alvarado	1,495,569,502	44,554,966	8,643,176
Charles L. Biggs	1,513,454,795	26,552,667	8,760,182
K. Dane Brooksher	1,513,545,498	26,357,988	8,864,158
Peter S. Hellman	1,507,514,211	32,363,819	8,889,614
R. David Hoover	1,268,817,922	270,971,390	8,978,332
Patrick J. Martin	1,514,606,307	25,388,272	8,773,065
Caroline Matthews	1,514,582,292	25,575,036	8,610,316
Edward A. Mueller	1,502,476,315	38,237,160	8,054,166
Wayne W. Murdy	1,513,867,519	25,929,409	8,970,716
Jan L. Murley	1,495,019,336	44,900,126	8,848,182
James A. Unruh	1,504,351,049	35,597,985	8,818,610
Anthony Welters	1,498,998,679	40,760,348	9,008,617
  2.
  Stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for 2009.

Votes For	Votes Against	Votes Abstained
1,524,217,131	19,805,818	4,744,695
  3.
  Stockholders approved a policy relating to severance arrangements with executives.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1,373,349,121	38,362,354	5,215,627	131,840,542
  4.
  Stockholders rejected a stockholder proposal urging our Board to adopt a policy to seek stockholder approval of any extraordinary benefits for senior executives under nonqualified supplemental executive retirement plans.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
328,192,318	1,087,226,505	2,138,279	131,210,542
  5.
  Stockholders rejected a stockholder proposal urging our Board to adopt a policy that stockholders have the opportunity at each annual meeting to vote on an advisory resolution proposed by management to approve certain compensation of our executives.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
440,427,729	827,540,211	149,589,162	131,210,542

  6.
  Stockholders rejected a stockholder proposal requesting that our Board amend our bylaws to allow 10% or greater stockholders to call special meetings of stockholders.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
672,546,794	740,673,525	4,336,783	131,210,542
  7.
  Stockholders rejected a stockholder proposal requesting that our Board initiate the process of reincorporating Qwest in North Dakota and electing to subject us to North Dakota's publicly traded corporations law.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
40,756,127	1,367,735,808	9,065,167	131,210,542

ITEM 6.    EXHIBITS

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer's Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation's Form S-4, File No. 333-115119).

Exhibit Number	Description
(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

Exhibit Number	Description
(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(4.25)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

(10.2)	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-15577).*

Exhibit Number	Description
(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*

(10.9)	2009 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on February 10, 2009, File No. 001-15577).*

(10.10)	Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(10.13)	Amended Employment Agreement, dated as of August 29, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on August 31, 2007, File No. 001-15577).*

(10.14)	Amendment to Amended Employment Agreement by and between Edward A. Mueller and Qwest Communications International Inc., dated October 15, 2008 (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

Exhibit Number	Description
(10.15)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.16)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

(10.17)	Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Thomas E. Richards, Richard N. Baer, Teresa A. Taylor and C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*

(10.18)	Letter, dated July 28, 2008, from Qwest to Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on July 29, 2008, File No. 001-15577).*

(10.19)	Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.20)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.21)	Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.22)	Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.23)	Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.24)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.25)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.26)	U S West, Inc. 1999 Stock Option Plan Non-Qualified Stock Option Agreement between U S West, Inc. and Bill Johnston (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

Exhibit Number	Description
(10.27)	Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.28)	Stipulation of Partial Settlement, dated as of November 21, 2005, by and among Qwest Communications International Inc., the other settling defendants, and the Lead Plaintiffs in In re Qwest Communications International Inc. Securities Litigation on behalf of themselves and each of the class members (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K/A filed on December 6, 2005, File No. 001-15577).

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Segment Income.

99.2	Quarterly Statements of Operations.

101	Financial statements from the quarterly report on Form 10-Q of Qwest Communications International Inc. for the quarter ended June 30, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

July 29, 2009