Form 10-Q/A
period 2009-06-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2009-07-31
CIK 1037949

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

        The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on July 30, 2009, is to furnish a corrected Exhibit 101 (XBRL formatted data) to the Form 10-Q as required by Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q other than those described below. This Amendment No. 1 does not modify or update in any way disclosures made in the Form 10-Q.

        The Exhibit 101 furnished on July 30, 2009 inadvertently excluded certain tables that have been included in this corrected Exhibit 101. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

        Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

2

ITEM 6.    EXHIBITS

Exhibit Number	Description
(10.2)	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-15577).*
**(12)	Calculation of Ratio of Earnings to Fixed Charges.
**(31.1)	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**(31.2)	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
***(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**(99.1)	Quarterly Segment Income.
**(99.2)	Quarterly Statements of Operations.
101
Financial statements from the Quarterly Report on Form 10-Q of Qwest Communications International Inc. for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

()
Previously filed or furnished.

*
Executive Compensation Plans and Arrangements.

**
Previously filed with Qwest Communications International Inc.'s Quarterly Report on Form 10-Q as filed on July 30, 2009.

***
Previously furnished with Qwest Communications International Inc.'s Quarterly Report on Form 10-Q as filed on July 30, 2009.

        In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

3

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

July 31, 2009

4

QuickLinks

  ITEM 6. EXHIBITS
Signature