Form 10-Q
period 2009-09-30
QWEST COMMUNICATIONS INTERNATIONAL INC
filed 2009-10-28
CIK 1037949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

        On October 26, 2009, 1,726,624,162 shares of common stock were outstanding.

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

  •
  Multi-Protocol Label Switching (MPLS).  A standards-approved data networking technology that is a substitute for existing ATM and frame relay networks and that can deliver the quality of service required to support real-time voice and video, as well as service level agreements that guarantee bandwidth. MPLS is deployed by many telecommunications providers and large enterprises for use in their own national networks. We sell MPLS based services primarily to our business customers under our Qwest iQ Networking® trademark.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions except per share amounts, shares in thousands)
Operating revenue	$3,054	$3,379	$9,317	$10,160
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	932	1,232	2,794	3,562
Selling	460	575	1,502	1,657
General, administrative and other operating	596	519	1,764	1,650
Depreciation and amortization	581	599	1,732	1,753

Total operating expenses	2,569	2,925	7,792	8,622

Operating income	485	454	1,525	1,538
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	274	263	810	805
Other—net	—	(27)	(11)	(28)

Total other expense (income)—net	274	236	799	777

Income before income taxes	211	218	726	761
Income tax expense	75	73	172	286

Net income	$136	$145	$554	$475

Earnings per common share:
Basic	$0.08	$0.08	$0.32	$0.27
Diluted	$0.08	$0.08	$0.32	$0.27
Weighted average common shares outstanding:
Basic	1,711,954	1,713,127	1,707,354	1,739,441
Diluted	1,719,502	1,713,745	1,713,405	1,741,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	December 31, 2008
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,074	$565
Accounts receivable—net of allowance of $114 and $129, respectively	1,343	1,465
Deferred income taxes—net	569	572
Prepaid expenses and other	361	368

Total current assets	4,347	2,970
Property, plant and equipment—net	12,399	13,045
Capitalized software—net	888	875
Deferred income taxes—net	2,003	2,168
Other	588	1,083

Total assets	$20,225	$20,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term borrowings	$925	$820
Accounts payable	754	820
Accrued expenses and other	1,355	1,641
Deferred revenue and advance billings	547	572

Total current liabilities	3,581	3,853
Long-term borrowings—net of unamortized debt discount and other of $286 and $270, respectively	13,210	12,735
Post-retirement and other post-employment benefits obligations—net	2,461	2,457
Pension obligations—net	809	775
Deferred revenue	502	519
Other	693	1,188

Total liabilities	21,256	21,527

Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock—$1.00 par value, 200 million shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value, 5 billion shares authorized; 1,735,087 and 1,713,521 shares issued, respectively	17	17
Additional paid-in capital	42,245	42,167
Treasury stock—8,923 and 6,767 shares, respectively (including 44 shares and 62 shares, respectively, held in rabbi trust)	(22)	(20)
Accumulated deficit	(42,784)	(43,063)
Accumulated other comprehensive loss	(487)	(487)

Total stockholders' deficit	(1,031)	(1,386)

Total liabilities and stockholders' deficit	$20,225	$20,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in millions)
Operating activities:
Net income	$554	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	1,753
Deferred income taxes	156	347
Provision for bad debt—net	111	123
Other non-cash charges—net	95	116
Changes in operating assets and liabilities:
Accounts receivable	17	(5)
Prepaid expenses and other current assets	(4)	35
Accounts payable and accrued expenses and other current liabilities	(209)	(546)
Deferred revenue and advance billings	(51)	(24)
Other non-current assets and liabilities	30	(251)

Cash provided by operating activities	2,431	2,023

Investing activities:
Expenditures for property, plant and equipment and capitalized software	(1,023)	(1,416)
Proceeds from sale of investment securities	13	56
Other	(6)	17

Cash used for investing activities	(1,016)	(1,343)

Financing activities:
Proceeds from long-term borrowings	1,270	—
Repayments of long-term borrowings, including current maturities	(819)	(205)
Proceeds from issuances of common stock	45	31
Dividends paid	(412)	(420)
Repurchases of common stock	—	(432)
Other	10	30

Cash provided by (used for) financing activities	94	(996)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	1,509	(316)
Beginning balance	565	902

Ending balance	$2,074	$586

The accompanying notes are an integral part of these condensed consolidated financial statements.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

        Unless the context requires otherwise, references in this report to "Qwest," "we," "us," the "Company" and "our" refer to Qwest Communications International Inc. and its consolidated subsidiaries, and references to "QCII" refer to Qwest Communications International Inc. on an unconsolidated, stand-alone basis.

Note 1: Basis of Presentation

        The condensed consolidated balance sheet as of December 31, 2008, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 have been prepared in accordance with the instructions for Form 10-Q. In compliance with those instructions, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. We believe that the disclosures made are adequate such that the information presented is not misleading. We have evaluated subsequent events through October 28, 2009, the date these financial statements were issued.

        In the opinion of management, these statements include all normal recurring adjustments necessary to fairly present our condensed consolidated results of operations, financial position and cash flows as of September 30, 2009 and for all periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

        The condensed consolidated results of operations for the three and nine months ended September 30, 2009 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results or cash flows expected for the full year.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

    recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

  •
  For matters related to income taxes, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No benefit from an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Also, interest expense is recognized on the full amount of uncertain tax positions.

        For all of these and other matters, actual results could differ from our estimates.

Universal Service Funds (USF), Gross Receipts Taxes and Other Surcharges

        Our revenue and general, administrative and other operating expenses included taxes and surcharges accounted for on a gross basis of $97 million and $268 million for the three and nine months ended September 30, 2009, respectively, and $102 million and $295 million for the three and nine months ended September 30, 2008, respectively.

Depreciation and Amortization

        Property, plant and equipment is shown net of accumulated depreciation on our condensed consolidated balance sheets. Accumulated depreciation was $34.161 billion and $33.725 billion as of September 30, 2009 and December 31, 2008, respectively.

        Capitalized software is shown net of accumulated amortization on our condensed consolidated balance sheets. Accumulated amortization was $1.597 billion and $1.497 billion as of September 30, 2009 and December 31, 2008, respectively.

        Effective January 1, 2009, we changed our estimates of the average remaining economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $10 million and $30 million for the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008, and will result in additional depreciation expense of approximately $38 million for the year ending December 31, 2009 compared to the year ended December 31, 2008.

        We made a decision in June 2008 to discontinue certain product offerings and as a result we changed our estimates of the remaining economic lives of certain assets used in providing those services, which resulted in the acceleration of depreciation of those assets beginning in the third quarter of 2008. This change did not result in additional depreciation expense for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, this change resulted in additional depreciation expense of approximately $19 million when compared to the nine months ended September 30, 2008. These assets will be fully depreciated as of December 31, 2009; therefore, we do not anticipate recording any significant incremental depreciation expense associated with this change for the remainder of the year.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

        The additional depreciation for both of the changes described above, net of deferred taxes, reduced net income by approximately $6 million, or less than $0.01 per basic and diluted common share for the three months ended September 30, 2009, and $29 million, or approximately $0.02 per basic and diluted common share for the nine months ended September 30, 2009. The additional depreciation will reduce net income by approximately $35 million, or approximately $0.02 per basic and diluted common share, for the year ending December 31, 2009.

Recently Adopted Accounting Pronouncements

        Effective January 1, 2009, we adopted Financial Accounting Standards Board ("FASB") Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1") (FASB Accounting Standards Codification ("ASC") 470). This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The liability component is measured so that the effective interest expense associated with the convertible debt reflects our borrowing rate at the date of issuance for similar debt instruments without the conversion feature. This FSP applies to our 3.50% Convertible Senior Notes due 2025 (the "3.50% Convertible Senior Notes"). We applied this FSP retrospectively to all periods presented in our condensed consolidated financial statements. For additional information related to this FSP, see Note 5—Borrowings.

        The following is a summary of the effects of the adoption of this FSP on our condensed consolidated statements of operations for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	Impact of adoption	Impact of adoption
	(Dollars in millions except per share amounts)
Interest expense on long-term borrowings and capital leases—net	$11	$35
Net income	$(6)	$(21)
Earnings per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.01)

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

        The following is a summary of the effects of the adoption of this FSP on our condensed consolidated statements of operations for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	Impact of adoption	Impact of adoption
	(Dollars in millions except per share amounts)
Interest expense on long-term borrowings and capital leases—net	$13	$39
Net income	$(8)	$(24)
Earnings per common share:
Basic	$—	$(0.02)
Diluted	$—	$(0.01)

        The following is a summary of the effects of the adoption of this FSP on our condensed consolidated balance sheet as of December 31, 2008:

December 31, 2008
Impact of adoption
(Dollars in millions)
Assets:
Long-term deferred income taxes—net	$(40)
Liabilities:
Long-term borrowing—net of unamortized debt discount and other	(104)
Total stockholders' deficit	$(63)

        Effective January 1, 2009, we adopted FSP Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC 260). This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Under this FSP, our unvested restricted stock grants are now considered participating securities. The two-class method requires our earnings to be allocated between our common shareholders and the holders of our unvested restricted stock grants. Upon adoption, we retrospectively recomputed earnings per common share for all periods presented, which did not have a material effect on the earnings per common share we reported historically. The changes in the earnings per common share presented in these financial statements as compared to amounts previously presented are the result of the adoption of FSP APB 14-1.

        Effective January 1, 2009, we adopted FSP Financial Accounting Standard ("FAS") 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (ASC 820). This FSP

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 1: Basis of Presentation (Continued)

provides guidelines for ensuring that fair value measurements are consistent with the principles presented in Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (ASC 820). The adoption of this FSP has not had a material effect on our financial position or results of operations.

        Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC 320). This FSP provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of this FSP has not had a material effect on our financial position or results of operations.

Recently Issued Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update ("ASU") Number 2009-13, "Revenue Recognition (ASC 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force." This ASU establishes a new selling price hierarchy to use when allocating the sales price of a multiple element arrangement between delivered and undelivered elements. This ASU is generally expected to result in revenue recognition for more delivered elements than under current rules. We are required to adopt this ASU prospectively for new or materially modified agreements as of January 1, 2011. We are evaluating the impact of this ASU, but do not expect adoption to have a material impact on our financial statements.

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

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 2: Earnings Per Common Share (Continued)

        The following is a reconciliation of the number of shares used in the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions except per share amounts, shares in thousands)
Net income allocated to common shareholders	$135	$144	$550	$473

Basic weighted average common shares outstanding	1,711,954	1,713,127	1,707,354	1,739,441
Dilutive effect of options with strike prices equal to or less than the average price of our common stock, calculated using the treasury stock method	512	363	470	2,401
Dilutive effect of performance shares	7,036	255	5,581	86

Diluted weighted average common shares outstanding	1,719,502	1,713,745	1,713,405	1,741,928

Earnings per common share:
Basic	$0.08	$0.08	$0.32	$0.27
Diluted	$0.08	$0.08	$0.32	$0.27

        We had weighted average unvested restricted stock grants outstanding of approximately 13 million shares and 12 million shares during the three and nine months ended September 30, 2009, respectively, and 8 million shares and 7 million shares during the three and nine months ended September 30, 2008, respectively. These shares were excluded from the earnings per common share calculation, and these shareholders have their own earnings per share calculation whereby they were allocated net income of approximately $1 million and $4 million for the three and nine months ended September 30, 2009, respectively. For purposes of calculating basic and diluted earnings per share for the three and nine months ended September 30, 2008, these shares were allocated net income of approximately $1 million and $2 million, respectively.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 2: Earnings Per Common Share (Continued)

        The following is a summary of the securities that could potentially dilute basic earnings per common share, but have been excluded from the computations of diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Shares in thousands)
Outstanding options to purchase common stock excluded because the strike prices of the options exceeded the average price of common stock during the period	50,739	66,489	50,748	53,745

Outstanding options to purchase common stock excluded because the market-based vesting conditions have not been met	2,083	2,083	2,083	2,083

Other outstanding instruments excluded because the impact would have been antidilutive	2,217	1,678	2,653	437

        The above table does not include the potential dilutive effects of the equity premium on our 3.50% Convertible Senior Notes, which were not convertible as of September 30, 2009. The number of shares we would have to issue upon conversion of this debt is determined by a formula that uses our stock price as a major input as described in Note 5—Borrowings; however, there was no dilutive impact for the three and nine months ended September 30, 2009.

Note 3: Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, certain of our current and non-current investments (consisting of auction rate securities and an investment fund), accounts receivable, accounts payable, interest rate hedges and long-term notes including the current portion. The carrying values of cash and cash equivalents, auction rate securities, the investment fund, accounts receivable, accounts payable and interest rate hedges approximate their fair values. The carrying value of our long-term notes including the current portion reflects original cost net of unamortized discounts and other and was $14.016 billion as of September 30, 2009. For additional information, see Note 5—Borrowings.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 3: Fair Value of Financial Instruments (Continued)

        The table below presents the fair values for certain of our current and non-current investments, interest rate hedges and long-term notes including the current portion, as well as the input levels used to determine these fair values as of September 30, 2009 and December 31, 2008:

		Fair value as of
	Level	September 30, 2009	December 31, 2008
		(Dollars in millions)
Assets:
Auction rate securities	3	$93	$90
Investment fund	3	4	20
Fair value hedges	3	2	—

Total assets		$99	$110

Liabilities:
Long-term notes, including the current portion	1 & 2	$13,756	$11,043
Cash flow hedges	3	5	8

Total liabilities		$13,761	$11,051

        The three levels of the FASB fair value hierarchy are as follows:

Input Level	Description of Input
Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
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

For the Three and Nine Months Ended September 30, 2009

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

        The table below presents a rollforward of the instruments valued using Level 3 inputs for the nine months ended September 30, 2009:

	Instruments Valued Using Level 3 Inputs
	Auction rate securities	Investment fund	Fair value hedges	Cash flow hedges
	(Dollars in millions)
Balance at December 31, 2008	$90	$20	$—	$(8)
Transfers into (out of) Level 3	—	—	—	—
Additions	3	—	—	—
Dispositions	—	(17)	—	—
Realized and unrealized gains (losses):
Included in long-term debt	—	—	2	—
Included in other (expense) income—net	—	1	—	—
Included in other comprehensive income	—	—	—	3

Balance at September 30, 2009	$93	$4	$2	$(5)

Note 4: Investments

        As of September 30, 2009 and December 31, 2008, our investments included auction rate securities of $93 million and $90 million, respectively, which are classified as non-current, available-for-sale investments and are included in other non-current assets at their estimated fair value on our condensed consolidated balance sheets. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Prior to August 2007, we invested in these securities for short periods of time as part of our cash management program. However, the uncertainties in the credit markets have prevented us and other investors from liquidating holdings of these securities in auctions since the third quarter of 2007. These securities:

  •
  are structured obligations of special purpose reinsurance entities associated with life insurance companies and are referred to as "Triple X" securities;

  •
  currently pay interest every 28 days at one-month LIBOR plus 200 basis points;

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 4: Investments (Continued)

  •
  are rated A;

  •
  are insured against loss of principal and interest by two bond insurers, one of which had a credit rating of BB+ at September 30, 2009, and the other of which was not rated at that date;

  •
  are collateralized by the issuers; and

  •
  mature between 2033 and 2036.

        We recorded an immaterial amount of unrealized gains and losses, net of deferred income taxes, on these auction rate securities for the three and nine months ended September 30, 2009 and 2008. The cumulative unrealized loss, net of deferred income taxes, related to these securities was $17 million at both September 30, 2009 and December 31, 2008. These unrealized losses were recorded in accumulated other comprehensive loss on our condensed consolidated balance sheets. The cost basis of these securities was $120 million and $117 million as of September 30, 2009 and December 31, 2008, respectively. We consider the decline in fair value to be a temporary impairment because we believe it is more likely than not that we will ultimately recover the entire $120 million cost basis, in part because the securities are rated investment grade, the securities are fully collateralized and the issuers continue to make required interest payments. At some point in the future, we may determine that the decline in fair value is other than temporary if, among other factors, the issuers cease making required interest payments or if we believe it is more likely than not that we will be required to sell these securities before their values recover. If the issuers cease making required interest payments, we would recognize the portion of the other-than-temporary decline in fair value that is due to credit loss in other expense (income)—net in our condensed consolidated statements of operations. If we believe that we will be required to sell these securities before their values recover, we would recognize the entire other-than-temporary decline in fair value in other expense (income)—net in our condensed consolidated statements of operations. Because we are uncertain as to when the liquidity issues relating to these investments will improve, we continued to classify these securities as non-current as of September 30, 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 5: Borrowings

        As of September 30, 2009 and December 31, 2008, our long-term borrowings, net of unamortized discounts and other, consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Current portion of long-term borrowings:
Long-term notes	$903	$792
Long-term capital lease and other obligations	22	28

Total current portion of long-term borrowings	925	820

Long-term borrowings:
Long-term notes	13,113	12,673
Long-term capital lease and other obligations	97	62

Total long-term borrowings—net	13,210	12,735

Total long-term borrowings—net, including current portion	$14,135	$13,555

        We were in compliance with all provisions and covenants of our borrowings as of September 30, 2009.

        Effective January 1, 2009, we adopted FSP APB 14-1 (ASC 470). This FSP requires issuers of convertible debt that may be settled fully or partially in cash upon conversion to account separately for the liability and equity components of the convertible debt. The carrying amount of the equity component of our 3.50% Convertible Senior Notes was $164 million as of September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, the liability component of these notes had a principal amount of $1.265 billion at both dates; an unamortized discount value of $64 million and $104 million, respectively; and a net carrying amount of $1.201 billion and $1.161 billion, respectively. The remaining discount will be amortized over the next 13 months. The effective interest rate on our 3.50% Convertible Senior Notes is 8.77%. The interest expense, inclusive of the 3.50% coupon and amortization of the discount and debt issuance costs, recognized for the three and nine months ended September 30, 2009 was $26 million and $77 million, respectively. The interest expense, inclusive of the 3.50% coupon and amortization of the discount and debt issuance costs, recognized for the three and nine months ended September 30, 2008 was $25 million and $73 million, respectively.

        The holders of our 3.50% Convertible Senior Notes have the option to require us to repurchase their notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We believe that, if the trading price of our common stock is below the conversion price on November 15, 2010, the likelihood of holders requiring us to repurchase their notes will increase the more the conversion price exceeds the trading price of our common stock. The conversion value of the notes as of September 30, 2009 was calculated by using the current conversion rate of 195.3085 per $1,000 in principal amount of the notes or a conversion price of $5.12, adjusted

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 5: Borrowings (Continued)

for certain events, including the payment of dividends, as described in the indenture governing the notes.

Repayment

        On August 3, 2009, our wholly owned subsidiary, Qwest Capital Funding, Inc ("QCF"), paid at maturity $562 million aggregate principal amount of its 7.0% Notes due 2009.

        On January 2, 2009, we redeemed $230 million aggregate principal amount of our Floating Rate Senior Notes due 2009.

New Issuance

        In September 2009, we issued $550 million of 8.00% Senior Notes due 2015. We are using the net proceeds of $532 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in our telecommunication assets.

        In April 2009, our wholly owned subsidiary, Qwest Corporation ("QC"), issued approximately $811 million of 8.375% Senior Notes due 2016. QC is using the net proceeds of $738 million for general corporate purposes, including repayment of indebtedness and funding and refinancing investments in its telecommunication assets.

Credit Facility

        In April 2009, in connection with the addition of a new lender to our revolving credit facility (the "Credit Facility"), the amount available to us under the Credit Facility increased from $850 million to $910 million. In July 2009, in connection with a $35 million increase in commitment by an existing lender to the Credit Facility, the amount available to us under the Credit Facility increased from $910 million to $945 million. The Credit Facility is currently undrawn and expires in October 2010. Any amounts drawn on the Credit Facility are guaranteed by our wholly owned subsidiary, Qwest Services Corporation ("QSC"), and are secured by a senior lien on the stock of QC.

Note 6: Derivative Financial Instruments

        We sometimes use derivative financial instruments, specifically interest rate swap contracts, to manage interest rate risks. We execute these instruments with financial institutions we deem creditworthy and monitor our exposure to these counterparties. An interest rate hedge is generally designated as either a cash flow hedge or a fair value hedge. In a cash flow hedge, a borrower of variable interest debt agrees with another party to make fixed payments equivalent to paying fixed rate interest on debt in exchange for receiving payments from the other party equivalent to receiving variable rate interest on debt, the effect of which is to eliminate some portion of the variability in the borrower's overall cash flows. In a fair value hedge, a borrower of fixed rate debt agrees with another party to make variable payments equivalent to paying variable rate interest on the debt in exchange for receiving fixed payments from the other party equivalent to receiving fixed rate interest on debt, the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 6: Derivative Financial Instruments (Continued)

effect of which is to eliminate some portion of the variability in the fair value of the borrower's overall debt portfolio due to changes in interest rates.

        We recognize all derivatives on our condensed consolidated balance sheets at fair value. We generally designate the derivative as either a cash flow hedge or a fair value hedge on the date on which we enter into the derivative instrument.

        For a derivative that is designated as and meets all of the required criteria for a cash flow hedge, we record in accumulated other comprehensive loss on our condensed consolidated balance sheets any changes in the fair value of the derivative. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In addition, if there are any changes in the fair value of the derivative arising from ineffectiveness of the cash flow hedging relationship, we record those amounts immediately in other expense (income)—net in our condensed consolidated statements of operations. For a derivative that is designated as and meets all of the required criteria for a fair value hedge, we record in other expense (income)—net in our condensed consolidated statements of operations the changes in fair value of the derivative and the underlying hedged item. However, if the terms of this type of derivative match the terms of the underlying hedged item such that we qualify to assume no ineffectiveness, then the fair value of the derivative is measured and the change in the fair value for the period is assumed to equal the change in the fair value of the underlying hedged item for the period, with no impact in other expense (income)—net.

        We assess quarterly whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item or whether our initial assumption of no ineffectiveness is still valid. If we determine that a derivative is not highly effective as a hedge, a derivative has ceased to be a highly effective hedge or our assumption of no ineffectiveness is no longer valid, then we discontinue hedge accounting with respect to that derivative prospectively. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

  Interest Rate Hedges

        During 2009 and 2008, we entered into the interest rate hedges described below as part of our short-term and long-term debt strategies. One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating interest rate debt to fixed interest rate debt using cash flow hedges. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed to floating interest rate debt by swapping a portion of our fixed interest rate debt to floating interest rate debt through fair value hedges. This decreases our exposure to changes in the fair value of our fixed interest rate debt due to changes in interest rates.

        We evaluate counterparty credit risk before entering into any hedge transaction. Thereafter, we continue to closely monitor the financial market and the risk that our counterparties will default on their obligations to us. We are prepared to unwind these hedge transactions if our counterparties' credit risk becomes unacceptable to us.

        In August 2009, QC entered into interest rate hedges on $400 million of the outstanding $1.500 billion aggregate principal amount of its 8.875% Notes due in 2012. The hedges have the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 6: Derivative Financial Instruments (Continued)

economic effect of converting QC fixed interest rate debt to a floating interest rate of one-month LIBOR plus 7.0575% until maturity. QC designated the interest rates swaps as fair value hedges. The terms of these hedges match the terms of the underlying debt such that we assume no ineffectiveness of the fair value hedging relationship and recognize the fair value of the hedge with a corresponding adjustment to the carrying value of the debt.

        In March 2008, QC entered into interest rate hedges on $500 million of the outstanding $750 million aggregate principal amount of its Floating Rate Notes due 2013. The notes bear interest at a rate per year equal to LIBOR plus 3.25%. These hedges have the economic effect of converting QC's floating interest rate to fixed interest rates of approximately 6.0% for a term of approximately two years. QC designated these interest rate swaps as cash flow hedges. We did not recognize any gain or loss in earnings for hedge ineffectiveness for the nine months ended September 30, 2009.

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

        We valued the interest rate hedges using projected future cash flows, discounted at mid-market implied forward LIBOR. We determined this valuation excluding accrued interest.

        The balance sheet location and fair value of derivative instruments designated as hedging instruments as of September 30, 2009 are set forth below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
	(Dollars in millions)
Cash flow hedging contracts	Other current assets	$—	Other current liabilities	$5
Fair value hedging contracts	Other non-current assets	$2	Other non-current liabilities	$—

        The fair value of derivative instruments designated as hedging instruments as of December 31, 2008 is described below:

	Asset Derivatives		Liability Derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
(Dollars in millions)
Cash flow hedging contracts	Other non-current assets	$—	Other non-current liabilities	$8
Fair value hedging contracts	Other non-current assets	$—	Other non-current liabilities	$—

        For additional information on the fair value of our financial instruments, see Note 3—Fair Value of Financial Instruments.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 6: Derivative Financial Instruments (Continued)

        The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
(Dollars in millions)
Interest rate contracts:
Amount of gain recognized in other comprehensive income on derivative (effective portion), net of deferred taxes of $1 for both periods	$ 1	$ 2
Location of amount reclassified from accumulated other comprehensive income into income (effective portion)	Interest expense—net	Interest expense—net
Amount of loss reclassified from accumulated other comprehensive income into interest expense (effective portion), net of deferred taxes of $1 and $2, respectively	$ 1	$ 3
Location of amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Not Applicable	Not Applicable
Amount recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

Note 7: Severance and Restructuring

Severance

        For the three months ended September 30, 2009 and 2008, we recorded severance expenses of $11 million and $63 million, respectively. For the nine months ended September 30, 2009 and 2008, we recorded severance expenses of $57 million and $110 million, respectively. A portion of our severance expenses is included in each of cost of sales, selling expenses and general, administrative and other operating expenses in our condensed consolidated statements of operations. We have not included any severance expenses in our segment expenses. As of September 30, 2009 and December 31, 2008, our severance liability was $47 million and $56 million, respectively. We expect to pay substantially all of our accrued severance expenses during the next 12 months.

Restructuring

        During 2004 and previous years, as part of our ongoing efforts to evaluate our operating costs, we established restructuring programs, which included workforce reductions, consolidation of excess facilities, and restructuring of certain business functions. As of September 30, 2009, the remaining restructuring reserve for these programs related to leases for real estate that we ceased using in prior periods and consisted of our estimates of amounts to be paid for these leases in excess of our estimates

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 7: Severance and Restructuring (Continued)

of any sublease revenue we may collect. We expect this reserve will be used over the remaining lease terms, which range from 0.3 to 16.3 years, with a weighted average of 12.4 years.

        The remaining reserve balances are included on our condensed consolidated balance sheets in accrued expenses and other current liabilities for the current portion and other long-term liabilities for the long-term portion. The provisions, reversals, and adjustments are included in general, administrative and other expenses in our condensed consolidated statements of operations. We have not included any restructuring expenses in our segment expenses.

        The following table presents the details of our real estate restructuring reserves for the nine months ended September 30, 2009:

Real Estate Restructuring
(Dollars in millions)
Balance at December 31, 2008	$226
Provisions	—
Utilization	(16)
Reversals and adjustments	1

Balance at September 30, 2009	$211

Note 8: Employee Benefits

        The components of net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans for the three and nine months ended September 30, 2009 and 2008 are detailed below:

	Three Months Ended September 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$26	$26	$—	$—	$2	$1
Interest cost	126	126	1	—	54	57
Expected return on plan assets	(141)	(160)	—	—	(17)	(31)
Recognized prior service cost	—	(1)	—	—	(25)	(26)
Recognized net actuarial loss	19	2	—	—	8	1

Total net periodic benefits expense (income)	$30	$(7)	$1	$—	$22	$2

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 8: Employee Benefits (Continued)

	Nine Months Ended September 30,
	Pension Plan		Non-Qualified Pension Plan		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Net periodic benefits expense:
Service cost	$78	$87	$1	$1	$6	$7
Interest cost	379	372	2	1	161	170
Expected return on plan assets	(424)	(486)	—	—	(51)	(93)
Recognized prior service cost	—	(4)	—	—	(75)	(78)
Recognized net actuarial loss	56	2	1	3	23	8

Total net periodic benefits expense (income)	$89	$(29)	$4	$5	$64	$14

        The net periodic benefits expense for our pension, non-qualified pension and post-retirement benefit plans is recorded in general, administrative and other operating expenses in our condensed consolidated statements of operations. The measurement date used to determine pension, non-qualified pension and post-retirement benefits is December 31; however, during the nine months ended September 30, 2009 we recorded adjustments to the net periodic benefits expense due primarily to adjustments to our estimates of the fair value of certain investments held by our plan trusts that were estimated based on previously available preliminary information at December 31, 2008.

        In May 2009, we modified our target allocations for post-retirement benefit plan assets to 35% equity, 50% fixed income, 5% real estate and 10% other in order to reduce volatility in the portfolio. In conjunction with this modification, we expect our long-term rate of return on plan assets to decrease; however, we do not believe this decrease will materially change our forecast of when the post-retirement benefit plan assets will be depleted.

Note 9: Tax Matters

        During the nine months ended September 30, 2009, we reduced our income tax expense by $108 million and during the nine months ended September 30, 2008 we reduced our income tax expense by $18 million due to the recognition of previously unrecognized tax benefits and settlements of uncertain tax positions that are discrete to those periods. The benefits recorded for previously unrecognized tax positions were the result of increases in the amount of benefit that we believe is more likely than not to be sustained on various individual tax positions.

        We had unrecognized tax benefits as of September 30, 2009 of $236 million, which was a net decrease of $198 million from the balance at December 31, 2008. This net decrease was due to a decrease of $221 million relating to the elimination of unrecognized tax benefits as the result of settlements and a decrease of $114 million primarily relating to the recognition of previously unrecognized tax benefits discussed above, partially offset by an increase of $137 million for activities in the nine months ended September 30, 2009 relating to tax positions originally taken by us in prior years for which the full benefit has not been recognized. Approximately $58 million of the $236 million unrecognized tax benefits we had at September 30, 2009 could affect our effective tax rate as these

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 9: Tax Matters (Continued)

positions would permanently decrease the cumulative amount that we would ever have to pay the taxing authorities. The remaining unrecognized tax benefits would not affect our effective tax rate as these benefits relate to the timing of deductions and would not impact the cumulative amount that we would ever have to pay the taxing authorities.

Note 10: Comprehensive Income

        Comprehensive income includes the amortization of actuarial gains and losses and prior service costs for our pension and post-retirement benefit plans, changes in the fair value and related amortization of certain financial derivative instruments (which qualify for hedge accounting) and unrealized gains and losses on certain investments. The components of comprehensive income for the three and nine months ended September 30, 2009 and 2008 are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Net income	$136	$145	$554	$475
Other comprehensive (loss) income—net of deferred taxes:
Post-retirement benefit plans—net	(13)	(15)	(38)	(46)
Pension—net	8	—	31	—
Unrealized gain (loss) on derivative instruments—net	2	(2)	5	2
Unrealized gain (loss) on auction rate securities and other—net	1	(7)	2	(11)

Total other comprehensive (loss) income—net of deferred taxes	(2)	(24)	—	(55)

Comprehensive income	$134	$121	$554	$420

Note 11: Segment Information

        Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. Our Chief Operating Decision Maker ("CODM") regularly reviews information for each of our segments to evaluate performance and to allocate resources. The accounting principles used to determine segment results are the same as those used in our condensed consolidated financial statements. We have reclassified certain prior year segment revenue and expense amounts presented in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 to conform to the current period presentation and to the presentation of our 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 11: Segment Information (Continued)

        Segment income consists of each segment's revenue and expenses. The following table summarizes segment information for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Total segment revenue	$2,958	$3,286	$9,051	$9,895
Total segment expense	1,417	1,782	4,359	5,233

Total segment income	$1,541	$1,504	$4,692	$4,662

Total segment margin percentage	52%	46%	52%	47%
Business markets:
Revenue	$1,032	$1,044	$3,068	$3,049
Expense	623	675	1,855	1,924

Income	$409	$369	$1,213	$1,125

Margin percentage	40%	35%	40%	37%
Mass markets:
Revenue	$1,226	$1,426	$3,819	$4,364
Expense	553	751	1,731	2,239

Income	$673	$675	$2,088	$2,125

Margin percentage	55%	47%	55%	49%
Wholesale markets:
Revenue	$700	$816	$2,164	$2,482
Expense	241	356	773	1,070

Income	$459	$460	$1,391	$1,412

Margin percentage	66%	56%	64%	57%

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 11: Segment Information (Continued)

        The following table reconciles segment income to net income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Total segment income	$1,541	$1,504	$4,692	$4,662
Other revenue (primarily USF surcharges)	96	93	266	265
Unassigned expenses (primarily general and administrative)	(571)	(544)	(1,701)	(1,636)
Depreciation and amortization	(581)	(599)	(1,732)	(1,753)
Total other expense—net	(274)	(236)	(799)	(777)
Income tax expense	(75)	(73)	(172)	(286)

Net income	$136	$145	$554	$475

        The following table summarizes revenue derived from external customers among five categories of our products and services for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in millions)
Operating revenue by category:
Strategic and legacy services:
Strategic(1)	$1,051	$1,005	$3,142	$2,948
Legacy(2)	1,734	2,007	5,392	6,169

Total strategic and legacy services	2,785	3,012	8,534	9,117
Qwest-branded wireless products and services(3)	20	116	108	370
Data integration(4)	153	158	409	408

Total segment revenue	2,958	3,286	9,051	9,895
Other revenue (primarily USF surcharges)	96	93	266	265

Total operating revenue	$3,054	$3,379	$9,317	$10,160

(1)
Our strategic services are primarily private line, broadband, Qwest iQ Networking®, hosting, video, VoIP and Verizon Wireless services.

(2)
Our legacy services are primarily local, long distance, access, traditional WAN, ISDN, and other more traditional telecommunications services.

(3)
Our Qwest-branded wireless products and services are wireless products and services that we provide through our mass markets segment under a pre-existing arrangement with a different wireless provider. This arrangement will end on October 31, 2009.

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 11: Segment Information (Continued)

(4)
Data integration is telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

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

        The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate us to indemnify our former directors, officers or employees with respect to certain of the matters described below, and we have been advancing legal fees and costs to certain former directors, officers or employees in connection with certain matters described below.

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

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, located in the Netherlands, against us, KPN Telecom B.V., Koninklijke KPN N.V. ("KPN"), Mr. Nacchio, Mr. McMaster, and other former employees or supervisory board members of us, KPNQwest or KPN. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $320 million based on the exchange rate on September 30, 2009).

        On October 31, 2002, Richard and Marcia Grand, co-trustees of the R.M. Grand Revocable Living Trust, dated January 25, 1991, filed a lawsuit in Arizona Superior Court. As amended and following the

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 12: Commitments and Contingencies (Continued)

appeal of a partial summary judgment against plaintiffs which was affirmed in part and reversed in part, plaintiffs allege, among other things, that defendants violated state securities laws in connection with plaintiffs' investments in KPNQwest securities. We are a defendant in this lawsuit along with Qwest B.V. (one of our subsidiaries), Mr. Nacchio and Mr. McMaster. The Arizona Superior Court dismissed most of plaintiffs' claims, and plaintiffs voluntarily dismissed the remainder of their claims. Plaintiffs appealed the court's decision to the Arizona Court of Appeals, which affirmed the Arizona Superior Court's decision. Plaintiffs claim to have lost approximately $9 million in their investments in KPNQwest, and are also seeking interest and attorneys' fees.

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

Other Matters

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against us on behalf of landowners on various dates and in various courts in California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas. For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. Complaints in Colorado, Illinois and Texas, also challenge our right to install fiber optic cable in utility and pipeline rights-of-way. The complaints allege that the railroads, utilities and pipeline companies own the right-of-way as an easement that did not include the right to permit us to install our fiber optic cable in the right-of-way without the plaintiffs' consent. Most actions (California, Colorado, Georgia, Kansas, Mississippi, Missouri, Oregon, South Carolina, Tennessee and Texas) purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states. The Massachusetts action purports to be on behalf of state-wide classes in all states in which Qwest has fiber optic cable in railroad rights-of-way (other than Louisiana and Tennessee), and also on behalf of two classes of landowners whose properties adjoin railroad rights-of-way originally derived from federal land grants. Several actions purport to be brought on behalf of multi-state classes. The Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. The Illinois federal court action purports to be on behalf of landowners in Arkansas, California, Florida, Illinois, Indiana, Missouri, Nevada, New Mexico, Montana and Oregon. The Indiana action purports to be on behalf of a national class of landowners adjacent to railroad rights-of-way over which our network passes. The complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 12: Commitments and Contingencies (Continued)

the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. A motion for reconsideration is pending before the court.

        Qwest Communications Company, LLC ("QCC") is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission regulations for coinless calls placed from their phones onto QCC's network. The claim seeks compensation for calls, as well as interest and attorneys' fees. QCC will vigorously defend against this action.

        A putative class action filed on behalf of certain of our retirees was brought against us, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with our decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that we and other defendants were obligated to continue their life insurance benefit at the levels in place before we decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in our favor on the central issue of whether we properly reserved our right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. The court has since dismissed or granted summary judgment to us on all of the plaintiffs' claims.

Note 13: Dividends

        Our Board of Directors declared the following dividends payable in 2009:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
December 10, 2008	February 13, 2009	$0.08	$137	March 6, 2009
April 15, 2009	May 22, 2009	$0.08	$137	June 12, 2009
July 27, 2009	August 21, 2009	$0.08	$138	September 11, 2009
October 14, 2009	November 20, 2009	$0.08	$138	December 11, 2009

Note 14: Financial Statements of Guarantors

        QCII and two of its subsidiaries, QCF and QSC, guarantee the payment of certain of each other's registered debt securities. As of September 30, 2009, QCII had outstanding a total of $1.825 billion aggregate principal amount of registered senior notes that were issued in February 2004 and June 2005 and that are guaranteed by QCF and QSC (the "QCII Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2014. Each series of QCF's outstanding notes totaling $2.185 billion in aggregate principal amount is guaranteed on a senior unsecured basis by QCII (the "QCF Guaranteed Notes"). These notes are guaranteed through their respective maturity dates, the latest of which is in February 2031. The guarantees are full and

QWEST COMMUNICATIONS INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three and Nine Months Ended September 30, 2009

(Unaudited)

Note 14: Financial Statements of Guarantors (Continued)

unconditional and joint and several. A significant amount of QCII's and QSC's income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries. As of September 30, 2009, QCII also had outstanding $550 million aggregate principal amount of unregistered senior notes that were issued in September 2009 and that are guaranteed by QCF and QSC. For additional information, see Note 5—Borrowings.

        The following information sets forth our condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and 2008, our condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, and our condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008. The information for QCII is presented on a stand-alone basis, information for QSC and QCF is presented on a combined basis and information for all of our other subsidiaries is presented on a combined basis. Each entity's investments in its subsidiaries, if any, are presented under the equity method. The condensed consolidating statements of operations and balance sheets include the effects of consolidating adjustments to our subsidiaries' tax provisions and the related income tax assets and liabilities in the QSC and QCII results. Both QSC and QCF are 100% owned by QCII, and QCF is a finance subsidiary of QCII. Other than as already described in this note, the accounting principles used to determine the amounts reported in this note are the same as those used in our condensed consolidated financial statements.

        The effects of our adoption of FSP APB 14-1 (ASC 470) , which relates to the accounting for convertible debt, are reflected in all columns except for the "Subsidiary Non-Guarantors" column in the financial statements that follow. We periodically restructure the internal capital structure of our subsidiaries based on the needs of our business.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,054	$—	$3,054
Operating revenue—affiliates	—	(1)	7	(6)	—

Total operating revenue	—	(1)	3,061	(6)	3,054

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	932	—	932
Selling	—	—	460	—	460
General, administrative and other operating	14	(1)	583	—	596
Affiliates	—	—	6	(6)	—
Depreciation and amortization	—	—	581	—	581

Total operating expenses	14	(1)	2,562	(6)	2,569

Other expense (income)—net:
Interest expense—net	65	44	165	—	274
Interest expense—affiliates	1	92	—	(93)	—
Interest income—affiliates	—	(92)	(1)	93	—
Other—net	(1)	16	(15)	—	—
(Income) loss from equity investments in subsidiaries	(197)	(159)	—	356	—

Total other (income) expense—net	(132)	(99)	149	356	274

Income before income taxes	118	99	350	(356)	211
Income tax benefit (expense)	18	98	(191)	—	(75)

Net income (loss)	$136	$197	$159	$(356)	$136

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$3,379	$—	$3,379
Operating revenue—affiliates	—	6	12	(18)	—

Total operating revenue	—	6	3,391	(18)	3,379

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	1,232	—	1,232
Selling	—	—	575	—	575
General, administrative and other operating	4	4	511	—	519
Affiliates	—	—	18	(18)	—
Depreciation and amortization	—	—	599	—	599

Total operating expenses	4	4	2,935	(18)	2,925

Other expense (income)—net:
Interest expense—net	68	51	144	—	263
Interest expense—affiliates	5	78	212	(295)	—
Interest income—affiliates	—	(295)	—	295	—
Other—net	(1)	(20)	(6)	—	(27)
(Income) loss from equity investments in subsidiaries	(186)	82	—	104	—

Total other (income) expense—net	(114)	(104)	350	104	236

Income before income taxes	110	106	106	(104)	218
Income tax benefit (expense)	35	76	(184)	—	(73)

Net income (loss)	$145	$182	$(78)	$(104)	$145

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$9,317	$—	$9,317
Operating revenue—affiliates	—	—	10	(10)	—

Total operating revenue	—	—	9,327	(10)	9,317

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	2,794	—	2,794
Selling	—	—	1,502	—	1,502
General, administrative and other operating	38	—	1,726	—	1,764
Operating expenses—affiliates	—	—	10	(10)	—
Depreciation and amortization	—	—	1,732	—	1,732

Total operating expenses	38	—	7,764	(10)	7,792

Other expense (income)—net:
Interest expense—net	192	145	473	—	810
Interest expense—affiliates	14	273	297	(584)	—
Interest income—affiliates	—	(583)	(1)	584	—
Other—net	(2)	(12)	3	—	(11)
(Income) loss from equity investments in subsidiaries	(737)	(196)	—	933	—

Total other (income) expense—net	(533)	(373)	772	933	799

Income before income taxes	495	373	791	(933)	726
Income tax benefit (expense)	59	372	(603)	—	(172)

Net income (loss)	$554	$745	$188	$(933)	$554

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non-Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Operating revenue:
Operating revenue	$—	$—	$10,160	$—	$10,160
Operating revenue—affiliates	—	(3)	35	(32)	—

Total operating revenue	—	(3)	10,195	(32)	10,160

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	—	—	3,562	—	3,562
Selling	—	—	1,657	—	1,657
General, administrative and other operating	63	(3)	1,590	—	1,650
Operating expenses—affiliates	—	—	32	(32)	—
Depreciation and amortization	—	—	1,753	—	1,753

Total operating expenses	63	(3)	8,594	(32)	8,622

Other expense (income)—net:
Interest expense—net	204	157	444	—	805
Interest expense—affiliates	8	188	606	(802)	—
Interest income—affiliates	—	(800)	(2)	802	—
Other—net	2	(26)	(4)	—	(28)
(Income) loss from equity investments in subsidiaries	(647)	(188)	—	835	—

Total other (income) expense—net	(433)	(669)	1,044	835	777

Income before income taxes	370	669	557	(835)	761
Income tax benefit (expense)	105	(30)	(361)	—	(286)

Net income (loss)	$475	$639	$196	$(835)	$475

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

SEPTEMBER 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$343	$498	$1,233	$—	$2,074
Accounts receivable—net	19	8	1,316	—	1,343
Accounts receivable—affiliates	696	153	18	(867)	—
Notes receivable—affiliates(4)	—	4,755	105	(4,860)	—
Deferred income taxes—net	—	337	240	(8)	569
Prepaid expenses and other	1	14	364	(18)	361

Total current assets	1,059	5,765	3,276	(5,753)	4,347
Property, plant and equipment—net	—	—	12,399	—	12,399
Capitalized software—net	—	—	888	—	888
Investments in subsidiaries(4)	2,223	1,940	—	(4,163)	—
Deferred income taxes—net	890	2,106	211	(1,204)	2,003
Prepaid pension, post-retirement and other post-employment benefits—net—affiliate	2,926	73	981	(3,980)	—
Other	140	170	412	(134)	588

Total assets	$7,238	$10,054	$18,167	$(15,234)	$20,225

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term borrowings	$—	$403	$522	$—	$925
Current borrowings—affiliates(4)	105	4,755	—	(4,860)	—
Accounts payable	1	3	750	—	754
Accounts payable—affiliates	17	1	33	(51)	—
Accrued expenses and other	278	27	1,065	(15)	1,355
Accrued expenses and other—affiliates	—	535	281	(816)	—
Deferred income taxes—net	8	—	—	(8)
Deferred revenue and advance billings	—	—	550	(3)	547

Total current liabilities	409	5,724	3,201	(5,753)	3,581
Long-term borrowings—net	3,522	1,780	7,908	—	13,210
Pension, post-retirement and other post-employment benefits obligations—net	3,270	—	—	—	3,270
Pension, post-retirement and other post-employment benefits obligations and other—affiliate	1,054	359	2,567	(3,980)	—
Deferred income taxes—net	—	—	1,204	(1,204)	—
Deferred revenue	—	—	502	—	502
Other	14	—	813	(134)	693

Total liabilities	8,269	7,863	16,195	(11,071)	21,256
Stockholders' (deficit) equity	(1,031)	2,191	1,972	(4,163)	(1,031)

Total liabilities and stockholders' (deficit) equity	$7,238	$10,054	$18,167	$(15,234)	$20,225

(1)
QCII is the issuer of the QCII Guaranteed Notes and is a guarantor of the QCF Guaranteed Notes.

(2)
QSC is a guarantor of the QCII Guaranteed Notes.

(3)
QCF is the issuer of the QCF Guaranteed Notes and is a guarantor of the QCII Guaranteed Notes.

(4)
QSC invested approximately $10.200 billion in a subsidiary non-guarantor by making a cash contribution to capital in the amount of approximately $300 million and assuming $9.900 billion of the subsidiary's current borrowings-affiliate from QCF. In connection with this transaction, QSC and QCF offset $4.400 billion of their respective current borrowings-affiliate and notes receivable-affiliate.

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

QWEST COMMUNICATIONS INTERNATIONAL INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	QCII(1)	QSC(2) & QCF(3)	Subsidiary Non- Guarantors	Eliminations	QCII Consolidated
	(Dollars in millions)
Cash (used for) provided by operating activities	$(203)	$808	$1,791	$35	$2,431
Investing activities:
Expenditures for property, plant and equipment and capitalized software	—	—	(1,023)	—	(1,023)
Proceeds from sale of investment securities	—	13	—	—	13
Changes in interest in investments managed by QSC	(21)	26	(5)	—	—
Net decrease (increase) in short-term affiliate loans	—	168	12	(180)	—
Dividends received from subsidiaries	640	1,500	—	(2,140)	—
Cash infusion to subsidiaries	—	(869)	—	869	—
Other	—	—	(6)	—	(6)

Cash provided by (used for) investing activities	619	838	(1,022)	(1,451)	(1,016)

Financing activities:
Proceeds from long-term borrowings	532	—	738	—	1,270
Repayments of long-term borrowings, including current maturities	(230)	(562)	(27)	—	(819)
Net (repayments of) proceeds from short-term affiliate borrowings	(40)	(252)	112	180	—
Proceeds from issuances of common stock	45	—	—	—	45
Dividends paid	(412)	—	—	—	(412)
Equity infusion from parent	—	—	869	(869)	—
Dividends paid to parent	—	(640)	(1,500)	2,140	—
Other	32	(1)	14	(35)	10

Cash (used for) provided by financing activities	(73)	(1,455)	206	1,416	94

Cash and cash equivalents:
Increase in cash and cash equivalents	343	191	975	—	1,509
Beginning balance	—	307	258	—	565

Ending balance	$343	$498	$1,233	$—	$2,074

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

        Our operating revenue is generated from our business markets, mass markets and wholesale markets segments. We further categorize our revenue among five categories of products and services, which are described below:

  •
  Our strategic services are primarily private line, broadband, Qwest iQ Networking®, hosting, video, VoIP and Verizon Wireless services.

  •
  Our legacy services are primarily local, long distance, access, traditional WAN, ISDN, and other more traditional telecommunications services.

  •
  Our Qwest-branded wireless products and services are wireless products and services that we provide through our mass markets segment under a pre-existing arrangement with a different wireless provider. This arrangement will end on October 31, 2009.

  •
  Data integration is telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers.

  •
  Other services are primarily USF surcharges.

        Segment results presented in this Item 2 and in Note 11—Segment Information to our condensed consolidated financial statements in Item 1 of Part I of this report are not necessarily indicative of the results of operations these segments would have achieved had they operated as stand-alone entities during the periods presented. We have reclassified certain prior year revenue, expense and access line amounts presented in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 to conform to the current period presentation and to the presentation of our 2008 results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Business Trends

        Our financial results were impacted by several significant trends, which are listed below. We expect that these trends will continue to affect our future results of operations, cash flows or financial position. Most of these trends also impact our segment results, and therefore we provide a detailed discussion of these trends under the heading "Segment Results" below. Because we do not allocate our pension and post-retirement benefit expenses to our segments, the related trend does not impact any of our segments. Instead, we provide a discussion of these expenses under the headings "Operating Expenses—General, Administrative and Other Operating Expenses" and "Liquidity and Capital Resources—Long-Term View" below.

  •
  Growth in strategic services

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

Results of Operations

Overview

        The following table summarizes some of our key financial measures for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions except per share amounts)
Operating revenue by category:
Strategic and legacy services:
Strategic services	$1,051	$1,005	$46	5%	$3,142	$2,948	$194	7%
Legacy services	1,734	2,007	(273)	(14)%	5,392	6,169	(777)	(13)%

Total strategic and legacy services	2,785	3,012	(227)	(8)%	8,534	9,117	(583)	(6)%
Qwest-branded wireless products and services	20	116	(96)	(83)%	108	370	(262)	(71)%
Data integration	153	158	(5)	(3)%	409	408	1	—%

Total segment revenue	2,958	3,286	(328)	(10)%	9,051	9,895	(844)	(9)%
Other revenue (primarily USF surcharges)	96	93	3	3%	266	265	1	—%

Total operating revenue	3,054	3,379	(325)	(10)%	9,317	10,160	(843)	(8)%

Operating expenses	2,569	2,925	(356)	(12)%	7,792	8,622	(830)	(10)%

Operating income	485	454	31	7%	1,525	1,538	(13)	(1)%

Other expense (income)—net	274	236	38	16%	799	777	22	3%

Income before income taxes	211	218	(7)	(3)%	726	761	(35)	(5)%
Income tax expense	75	73	2	3%	172	286	(114)	(40)%

Net income	$136	$145	$(9)	(6)%	$554	$475	$79	17%

Earnings per common share:
Basic	$0.08	$0.08	$—	—%	$0.32	$0.27	$0.05	19%
Diluted	$0.08	$0.08	$—	—%	$0.32	$0.27	$0.05	19%

        The following table summarizes some of our key operational measures for the nine months ended September 30, 2009 and 2008:

	September 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands except employees)
Employees	31,292	34,656	(3,364)	(10)%

Total broadband subscribers	2,951	2,793	158	6%

Total video subscribers	862	761	101	13%

Total wireless subscribers	786	772	14	2%

Total access lines	10,561	11,869	(1,308)	(11)%

Operating Revenue

        Operating revenue decreased primarily due to lower legacy services revenue as a result of continued access line losses and decreased long-distance volumes and rates. Revenue from Qwest-branded wireless products and services was also lower due to the transition to selling Verizon Wireless services. We recognize revenue from services provided under our Verizon Wireless arrangement on a net basis, whereas we recognize revenue from services provided under the pre-existing arrangement that we have with a different provider on a gross basis. The decrease in legacy services revenue was partially offset by increased revenue in our strategic services as a result of increased volumes associated with Qwest iQ Networking®.

Operating Expenses

        The following table provides further detail regarding our total operating expenses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cost of sales (exclusive of depreciation and amortization):
Facility costs	$377	$550	$(173)	(31)%	$1,194	$1,658	$(464)	(28)%
Employee-related costs	306	373	(67)	(18)%	902	1,062	(160)	(15)%
Equipment sales costs	129	146	(17)	(12)%	333	402	(69)	(17)%
Other	120	163	(43)	(26)%	365	440	(75)	(17)%

Total cost of sales	932	1,232	(300)	(24)%	2,794	3,562	(768)	(22)%

Selling:
Employee-related costs	248	295	(47)	(16)%	808	878	(70)	(8)%
Marketing, advertising and external commissions	134	151	(17)	(11)%	407	439	(32)	(7)%
Other	78	129	(51)	(40)%	287	340	(53)	(16)%

Total selling	460	575	(115)	(20)%	1,502	1,657	(155)	(9)%

General, administrative and other operating:
Employee-related costs	161	121	40	33%	491	350	141	40%
Taxes and fees	160	155	5	3%	457	441	16	4%
Real estate and occupancy costs	110	117	(7)	(6)%	325	348	(23)	(7)%
Other	165	126	39	31%	491	511	(20)	(4)%

Total general, administrative and other operating	596	519	77	15%	1,764	1,650	114	7%

Depreciation and amortization	581	599	(18)	(3)%	1,732	1,753	(21)	(1)%

Total operating expenses	$2,569	$2,925	$(356)	(12)%	$7,792	$8,622	$(830)	(10)%

Cost of Sales (exclusive of depreciation and amortization)

        Facility costs decreased primarily due to improvements that we made in the profitability structure of our wholesale long-distance service, which resulted in lower wholesale long-distance volumes and revenue but improved wholesale long-distance margin percentage. In addition, facility costs decreased due to the migration of our wireless customers to Verizon Wireless. As previously discussed, we record revenue net of expenses under our wireless services arrangement with Verizon Wireless. Decreased volumes of certain business markets services, such as our traditional WAN services, also favorably impacted our facility costs. This decrease in facility costs due to decreased volumes on traditional WAN was more than offset by the increased facility costs associated with the growth in Qwest iQ Networking® revenue.

        Employee-related costs decreased primarily due to lower salaries, wages, benefits and severance related to employee reductions in our network operations as we continue to manage our workforce to our workload. In addition, severance expense decreased due to the timing of when employee reductions occurred.

        Equipment sales costs decreased primarily due to fewer handsets sold as we transition to selling Verizon Wireless services.

        Other cost of sales decreased primarily due to lower professional fees and network expenses due to our continued focus on managing costs associated with our network.

Selling Expenses

        Employee-related costs decreased due to lower salaries, wages and benefits related to employee reductions in our sales organization, along with decreased commissions driven by lower sales headcount and lower attainment. These decreases were partially offset by increases in severance expenses.

        Marketing, advertising and external commissions decreased primarily due to reduced spending associated with media, direct mail and sponsorships as well as reductions in agency fees.

        Other expenses decreased primarily due to lower bad debt expense and professional fees.

General, Administrative and Other Operating Expenses

        Employee-related costs increased primarily due to increased pension and post-retirement benefits expenses. These benefits expenses are based on several assumptions, including among other things discount rates and expected rates of return on plan assets that are set at the beginning of each year. In 2008 we recognized combined net periodic benefits income, as pension income exceeded post-retirement benefit expense for the year. However, during 2008 we experienced significant losses on our pension and post-retirement benefit plan assets, which have significantly impacted the pension and post-retirement benefits expenses we are recording in 2009. This increase in pension and post-retirement benefits expenses was partially offset by decreased severance and lower expenses due to workforce reductions as we continue to manage our workforce to our workload.

        We expect to recognize approximately $208 million in combined net periodic benefits expense for 2009 as compared to combined net periodic benefits income of $14 million for 2008. This expected total combined net periodic benefits expense for 2009 is $20 million more than the amount we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, due primarily to adjustments to our estimates of the fair value of certain investments held by our plan trusts that were estimated based on previously available preliminary information at December 31, 2008. Changes to our assumptions at the end of 2009 may increase or decrease our expected combined net periodic benefits expenses beyond 2009. For additional information on our pension and post-retirement benefit plans, see Note 8—Employee Benefits to our condensed consolidated financial statements in Item 1 of Part I of this report.

        Taxes and fees increased as a result of a $40 million favorable property tax settlement and other favorable adjustments in the second quarter of 2008. These increases were partially offset by lower USF charges and lower gross receipts resulting from continued access line erosion, our transition to Verizon Wireless and a decrease in property taxes.

        Real estate and occupancy costs decreased primarily due to lower rent expense and fuel costs.

        Other expenses increased for the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to the reversal of approximately $33 million of restructuring reserve resulting from the favorable early termination of a lease in the third quarter of 2008. Other expenses decreased for the nine months ended September 30, 2009 compared to the same period in 2008 due to litigation charges recorded in the second quarter of 2008 partially offset by the restructuring reserve reversal noted above.

Depreciation and Amortization

        The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Depreciation and amortization:
Depreciation	$520	$537	$(17)	(3)%	$1,552	$1,582	$(30)	(2)%
Amortization	61	62	(1)	(2)%	180	171	9	5%

Total depreciation and amortization	$581	$599	$(18)	(3)%	$1,732	$1,753	$(21)	(1)%

        Depreciation expense decreased due to lower capital expenditures and the changing mix of our investment in property, plant and equipment since 2002. If we do not significantly shorten our estimates of the useful lives of our assets, we expect that our depreciation expense will continue to decrease for the foreseeable future. Amortization expense was higher for the nine months ended September 30, 2009 due to an increase in internally developed capitalized software used to support our operations.

        Effective January 1, 2009, we changed our estimates of the average remaining economic lives of certain copper cable and telecommunications equipment assets. These changes resulted in additional depreciation expense of approximately $10 million and $30 million for the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008 and will result in additional depreciation expense of approximately $38 million for the year ending December 31, 2009 compared to the year ended December 31, 2008.

        We made a decision in June 2008 to discontinue certain product offerings and as a result we changed our estimates of the remaining economic lives of certain assets used in providing those services, which resulted in the acceleration of depreciation of those assets beginning in the third quarter of 2008. This change did not result in additional depreciation expense for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. For the nine months ended September 30, 2009, this change resulted in additional depreciation expense of approximately $19 million when compared to the nine months ended September 30, 2008. These assets will be fully depreciated as of December 31, 2009; therefore, we do not anticipate recording any significant incremental depreciation expense associated with this change for the remainder of the year.

        The additional depreciation for both of the changes described above, net of deferred taxes, reduced net income by approximately $6 million, or less than $0.01 per basic and diluted common share for the three months ended September 30, 2009, and $29 million, or approximately $0.02 per basic and diluted common share for the nine months ended September 30, 2009. The additional depreciation will reduce net income by approximately $35 million, or approximately $0.02 per basic and diluted common share, for the year ending December 31, 2009.

Other Consolidated Results

        The following table provides detail regarding other expense (income)—net and income tax expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Other expense (income)—net:
Interest expense on long-term borrowings and capital leases—net	$274	$263	$11	4%	$810	$805	$5	1%
Other—net	—	(27)	27	nm	(11)	(28)	17	61%

Total other expense (income)—net	$274	$236	$38	16%	$799	$777	$22	3%

Income tax expense	$75	$73	$2	3%	$172	$286	$(114)	(40)%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Other Expense (Income)—Net

        Interest expense on long-term borrowings and capital leases—net increased due to the issuance of $811 million of new debt in the second quarter of 2009, partially offset by decreased interest expense due to declining debt levels as a result of maturities and our early retirement of debt as well as decreasing interest rates on floating rate debt.

        Other—net includes, among other things, interest income, income tax penalties, other interest expense (such as interest on income taxes), gains or losses related to certain fair value interest rate hedges and underlying debt and gains or losses on investments. The change in other—net was primarily due to an interest benefit related to an income tax settlement in the third quarter of 2008 and lower interest income resulting from lower interest rates in 2009.

Income Tax Expense

        Income tax expense for the nine months ended September 30, 2009 decreased in part due to the decrease in current income before income taxes, but the decrease was primarily the result of our recognition of previously unrecognized tax benefits on uncertain tax positions and favorable income tax settlements related to prior years. The previously unrecognized tax benefits and favorable settlements decreased our effective income tax rate to 23.7% for the nine months ended September 30, 2009 from 37.7% for the same period in 2008. As of September 30, 2009, we had $58 million of unrecognized tax benefits that could affect our effective tax rate in the future. We will continue to defer recognition of these tax benefits until we settle the issues with the taxing authorities or the tax law is clarified in a way that makes it more likely than not that we will receive the benefits. Absent the recognition of these or other discrete items that we may record, we expect our future effective income tax rate will approximate 39%.

Segment Results

        The following table summarizes our segment results for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Total segment revenue	$2,958	$3,286	$(328)	(10)%	$9,051	$9,895	$(844)	(9)%
Total segment expense	1,417	1,782	(365)	(20)%	4,359	5,233	(874)	(17)%

Total segment income	$1,541	$1,504	$37	2%	$4,692	$4,662	$30	1%

Total segment margin percentage	52%	46%	6%		52%	47%	5%
Business markets:
Revenue	1,032	1,044	(12)	(1)%	3,068	3,049	19	1%
Expense	623	675	(52)	(8)%	1,855	1,924	(69)	(4)%

Income	$409	$369	$40	11%	$1,213	$1,125	$88	8%

Margin percentage	40%	35%	5%		40%	37%	3%
Mass markets:
Revenue	1,226	1,426	(200)	(14)%	3,819	4,364	(545)	(12)%
Expense	553	751	(198)	(26)%	1,731	2,239	(508)	(23)%

Income	$673	$675	$(2)	—%	$2,088	$2,125	$(37)	(2)%

Margin percentage	55%	47%	8%		55%	49%	6%
Wholesale markets:
Revenue	700	816	(116)	(14)%	2,164	2,482	(318)	(13)%
Expense	241	356	(115)	(32)%	773	1,070	(297)	(28)%

Income	$459	$460	$(1)	—%	$1,391	$1,412	$(21)	(1)%

Margin percentage	66%	56%	10%		64%	57%	7%

Business Markets

        The following table summarizes some of the key financial measures for our business markets segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Strategic services	$402	$361	$41	11%	$1,184	$1,037	$147	14%
Legacy services	477	525	(48)	(9)%	1,475	1,604	(129)	(8)%

Total strategic and legacy services	879	886	(7)	(1)%	2,659	2,641	18	1%

Data integration	153	158	(5)	(3)%	409	408	1	—%

Total revenue	1,032	1,044	(12)	(1)%	3,068	3,049	19	1%

Expenses:
Direct segment expenses	300	339	(39)	(12)%	877	913	(36)	(4)%
Assigned facility, network and other expenses	323	336	(13)	(4)%	978	1,011	(33)	(3)%

Total expenses	623	675	(52)	(8)%	1,855	1,924	(69)	(4)%

Income	$409	$369	$40	11%	$1,213	$1,125	$88	8%

Margin percentage	40%	35%	5%		40%	37%	3%

        The following table summarizes the total access lines for our business markets segment as of September 30, 2009 and 2008:

	September 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines	2,468	2,680	(212)	(8)%

        The financial results for our business markets segment continue to be impacted by several significant trends, which are described below.

  •
  Strategic services.  The components of our total revenue continue to migrate from legacy services to strategic services as our customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as VoIP, Ethernet, MPLS and hosting services. These services afford our customers more flexibility in managing their communications needs and enable us to partner with them to improve the effectiveness and efficiency of their operations. This gives us an opportunity to form stronger bonds with these customers. We expect revenue from our strategic services to continue to grow.

  •
  Legacy services.  We face intense competition and price compression with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. We expect that we will continue to experience a decline in our legacy services revenue.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload and our productivity improvements.

    Through planned reductions and normal employee attrition, we have reduced our workforce while achieving operational efficiencies and improving our processes through automation.

  Revenue

        Strategic services revenue was 39% and 34% of our total business markets revenue for the nine months ended September 30, 2009 and 2008, respectively. Revenue from strategic services increased primarily due to increased volumes in Qwest iQ Networking®. Private line services revenue also increased due to higher volumes, partially offset by lower rates. The growth in Qwest iQ Networking® revenue outpaced a decrease in revenue from our traditional WAN services.

        Legacy services revenue was 48% and 53% of our total business markets revenue for the nine months ended September 30, 2009 and 2008, respectively. Revenue from legacy services declined as a result of access line losses and lower demand for our traditional WAN services.

  Expenses

        Direct segment expenses decreased primarily due to decreased commissions expense. This decrease was partially offset by higher bad debt expense as a result of a non-recurring adjustment in 2008 to better reflect our collection history for data integration receivables.

        Assigned facility, network and other expenses decreased primarily due to a decrease in network expenses related to employee reductions in our network operations and facilities cost decreases coming primarily from network optimization efforts.

  Income

        Continued execution on operating initiatives that improved our overall cost efficiency drove our margin percentage from 37% to 40% for the nine months ended September 30, 2008 and 2009, respectively. We continue to be subject to intense competition, customer migration to strategic services and declining general economic conditions; however, as a result of our continued focus on strategic services and managing costs, we were able to grow income and expand our margin percentage by approximately 300 basis points for the nine months ended September 30, 2009 compared to the same period in 2008.

Mass Markets

        The following table summarizes some of the key financial measures for our mass markets segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Strategic services	$346	$335	$11	3%	$1,043	$994	$49	5%
Legacy services	860	975	(115)	(12)%	2,668	3,000	(332)	(11)%

Total strategic and legacy services	1,206	1,310	(104)	(8)%	3,711	3,994	(283)	(7)%
Wireless services	20	116	(96)	(83)%	108	370	(262)	(71)%

Total revenue	1,226	1,426	(200)	(14)%	3,819	4,364	(545)	(12)%

Expenses:
Direct segment expenses	250	323	(73)	(23)%	810	1,005	(195)	(19)%
Assigned facility, network and other expenses	303	428	(125)	(29)%	921	1,234	(313)	(25)%

Total expenses	553	751	(198)	(26)%	1,731	2,239	(508)	(23)%

Income	$673	$675	$(2)	—%	$2,088	$2,125	$(37)	(2)%

Margin percentage	55%	47%	8%		55%	49%	6%

        The following table summarizes some of the key operational measures for our mass markets segment as of September 30, 2009 and 2008:

	September 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Broadband subscribers(1)	2,951	2,793	158	6%

Video subscribers	862	761	101	13%

Access lines	7,045	8,022	(977)	(12)%

Wireless subscribers (1)	786	772	14	2%

(1)
Broadband and wireless subscribers include an immaterial number of business markets customers.

        The financial results for our mass markets segment continue to be impacted by several significant trends, which are described below.

  •
  Strategic services.  We continue to focus on increasing subscribers of our broadband services in our mass markets segment. We reached approximately 3.0 million broadband subscribers at September 30, 2009 compared to approximately 2.8 million at September 30, 2008. We believe the ability to continually increase connection speeds is competitively important. As a result, we continue to invest in our fiber to the node ("FTTN") deployment, which we launched to meet customer demand for higher broadband speeds. In addition to the FTTN deployment, we continue to expand our product offerings and enhance our marketing efforts as we compete in a maturing market where a significant portion of consumers already have broadband services. We now expect the net number of our broadband subscriber additions in 2009 will be less than our net additions in 2008 due to intense broadband competition and declining general economic conditions. While video and wireless subscribers are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenue.

  •
  Access lines.  Our revenue has been, and we expect it will continue to be, adversely affected by access line losses. Intense competition, including product substitution, continues to drive our access line losses. For example, many consumers are substituting cable, wireless and VoIP for traditional voice telecommunications services. This has increased the number and type of competitors within our industry and has decreased our market share. Additionally, we believe that intensified competition, wireless substitution and declining general economic conditions contributed to a slight acceleration of our access line losses in recent quarters. We expect that these factors will continue to impact our business. Product bundling and other product promotions, as described below, continue to be some of our responses to access line losses.

  •
  Product bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. We believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle, which we believe will positively affect our acquisition volume and drive customers to purchase more expanded offerings. While bundle price discounts have resulted in lower average revenue for our individual products, we believe product bundles continue to positively impact our customer retention.

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

  •
  Wireless revenue and expenses.  In April 2008, we signed a five-year agreement with Verizon Wireless to market its wireless services under its brand name beginning in the third quarter of 2008. We recognize revenue from services offered under the Verizon Wireless agreement on a net basis, whereas we recognize revenue from services provided under a pre-existing arrangement that we have with a different provider on a gross basis. This results in lower revenue and lower expenses such as lower equipment sales costs from fewer handsets sold and lower bad debt expense under our Verizon Wireless arrangement when compared to the pre-existing arrangement. We also continue to provide wireless services under the pre-existing arrangement, which will end on October 31, 2009. We record the revenue that we earn from our Verizon Wireless arrangement in strategic services revenue and revenue from our pre-existing arrangement in wireless services revenue.

  Revenue

        Strategic services revenue represented 27% of total revenue for the nine months ended September 30, 2009 as compared to 23% for the same period in 2008, and continues to grow, but at a slower rate compared to the same period ended September 30, 2008. Strategic services revenue increased primarily due to an increase in broadband subscribers, partially offset by rate discounts.

        Legacy services revenue decreased primarily due to declines in local services and long-distance volumes and rates. These declines were driven by access line losses resulting from the competitive and economic pressures described above.

        Wireless services revenue decreased as we transition to selling Verizon Wireless services, the revenue from which we record in strategic services on a net basis.

  Expenses

        Direct segment expenses decreased primarily due to lower equipment sales costs reflecting fewer handsets sold as we transition to our new wireless service arrangement. In addition, expenses decreased due to lower employee-related costs primarily due to workforce reductions as well as reduced marketing expenses and professional fees.

        Assigned facility, network and other expenses decreased primarily due to lower facility costs as we transition to selling Verizon Wireless services and lower network costs related to employee reductions in our network operations as we continued to adjust our workforce to reflect our workload.

  Income

        Expense reductions due to a reduced workforce, network cost efficiencies and our transition to selling Verizon Wireless services improved our margin percentage by approximately 600 basis points to 55% for the nine months ended September 30, 2009 when compared to 49% for the nine months ended September 30, 2008.

Wholesale Markets

        The following table summarizes some of the key financial measures for our wholesale markets segment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Revenue:
Strategic services	$303	$309	$(6)	(2)%	$915	$917	$(2)	—%
Legacy services	397	507	(110)	(22)%	1,249	1,565	(316)	(20)%

Total revenue	700	816	(116)	(14)%	2,164	2,482	(318)	(13)%

Expenses:
Direct segment expenses	35	45	(10)	(22)%	126	136	(10)	(7)%
Assigned facility, network and other expenses	206	311	(105)	(34)%	647	934	(287)	(31)%

Total expenses	241	356	(115)	(32)%	773	1,070	(297)	(28)%

Income	$459	$460	$(1)	—%	$1,391	$1,412	$(21)	(1)%

Margin percentage	66%	56%	10%		64%	57%	7%

        The following table summarizes the total access lines for our wholesale markets segment as of September 30, 2009 and 2008:

	September 30,
	2009	2008	Increase/ (Decrease)	% Change
	(in thousands)
Total access lines	1,048	1,167	(119)	(10)%

        The financial results for our wholesale markets segment continue to be impacted by several significant trends, which are described below.

  •
  Private line services.  Demand for our private line services continues although our customers' optimization of their cost structures and industry consolidation has negatively impacted our private line revenue. We expect these factors will continue to impact our wholesale markets segment.

  •
  Access and local services revenue.  Our access and local services revenue has been, and we expect it will continue to be, adversely affected by technological migration and industry consolidation. For example, consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued line loss. We expect these factors will continue to impact our wholesale markets segment.

  •
  Long-distance services revenue.  As we have taken a more disciplined approach to long-distance profitability, we have seen long-distance services revenue decline while our long-distance margin has improved significantly. We continue to focus on long-distance profitability as we see declining demand for traditional voice services and the effects of industry consolidation.

  Revenue

        Strategic services revenue was 42% and 37% of our total wholesale markets revenue for the nine months ended September 30, 2009 and 2008, respectively. Strategic revenue declined slightly due to decreased rates for our private line service, partially offset by increased volumes. Our revenue was negatively impacted by industry consolidation, price compression, and our customers' optimization of their cost structures.

        Legacy services revenue declined due to decreases in long-distance services revenue primarily driven by our focus on improving the profitability structure of this service. In addition, access and local services revenue declined due to access line loss and a declining demand for UNEs for the nine months ended September 30, 2009 compared to the same period in 2008. Traditional WAN services also declined due to customer migration to more advanced technology services.

  Expenses

        Direct segment expenses decreased primarily due to reduced external commissions, access charges, and professional fees as a result of our reduced volumes.

        Assigned facility, network and other expenses decreased primarily due to the long-distance volume decline noted above, coupled with lower long-distance rates. The long-distance volume declines driving the lower facilities expenses were a direct result of our long-distance profitability initiatives that we implemented in the last half of 2008 and industry consolidation.

  Income

        Our margin percentage increased approximately 700 basis points and we held our income to a 1% reduction for the nine months ended September 30, 2009 as compared to the same period in 2008 due to profitability structure improvements relating to our long-distance services. We continue to experience income pressure as a result of decreased access and local services and the continued price compression in strategic services.

Liquidity and Capital Resources

Near-Term View

        At September 30, 2009, we held cash and cash equivalents totaling $2.074 billion, and we had $945 million available under our currently undrawn revolving credit facility (referred to as the Credit

Facility), which expires in October 2010. We expect that our cash on hand and expected net cash generated by operating activities will exceed our cash needs over the next 12 months.

        During the 12 months ended September 30, 2009, our net cash generated by operating activities totaled $3.339 billion. Although our revenue has been decreasing, we believe that we will be able to continue to control costs to keep them aligned with revenue and therefore expect that we will continue to generate cash from operating activities sufficient to fund our financing and investing activities. For the coming 12 months, our expected financing and investing cash needs include capital expenditures, $903 million of debt maturing and quarterly dividends on our common stock of approximately $140 million per quarter. Our capital expenditures requiring cash in 2009 are anticipated to be $1.5 billion or less and we expect to finance approximately $100 million of additional equipment through capital leases for the year ending December 31, 2009. In addition, we have $1.265 billion of 3.50% Convertible Senior Notes that we treat as maturing in November 2010 as discussed more fully in the "Long-Term View" below.

        We have significant discretion in how we use our cash to pay for capital expenditures and for other costs of our business, as only a moderate portion of our capital expenditures is dedicated to preservation activities or government mandates. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may use this discretion to decrease our capital expenditures, which may impact future years' operating results and cash flows. For example, we lease certain office facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. Due to favorable economics we have increasingly turned to financing our assets through capital leases, which reduced our capital expenditures by approximately $55 million for the nine months ended September 30, 2009.

        At September 30, 2009, our current assets exceeded our current liabilities by $766 million. The change to positive working capital from a working capital deficit at December 31, 2008 was due to earnings before depreciation, amortization, income taxes and proceeds from our long-term debt issuances, partially offset by capital expenditures, the reclassification of non-current debt to current and dividends declared on common stock.

        We continue to look for opportunities to improve our capital structure by reducing debt and interest expense. We expect that at any time we deem conditions favorable we will also attempt to improve our liquidity position by accessing debt or other markets in a manner designed to create positive economic value. Although we were able to issue new debt financing in April and September 2009, the unstable credit markets and the decline in the economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

        As of September 30, 2009, we also had $193 million in stock repurchases remaining under the $2 billion stock repurchase program that our Board of Directors authorized in October 2006. In light of current credit market conditions, the Board of Directors has extended the timeframe to complete these repurchases, which were originally scheduled to be completed in 2008. We have not repurchased any stock under this program in 2009.

Long-Term View

        We believe that cash provided by operations and our currently undrawn Credit Facility, combined with our current cash position and the likelihood that we will continue to have access to capital markets to refinance our debt as it matures, should allow us to meet our cash requirements for the foreseeable future. Our credit facility expires in October 2010; however, we anticipate that we will be able to enter into a new similar facility. Our general policy is to refinance debt maturities of our QC subsidiary and to not refinance all other debt maturities except for our convertible debt.

Debt

        We have a significant amount of debt maturing in the next several years, including $2.168 billion maturing in 2010, $2.151 billion maturing in 2011 and $1.500 billion maturing in 2012. The $2.168 billion maturing in 2010 includes the $903 million coming due in the next 12 months referred to in "Near-Term View" above and $1.265 billion of 3.50% Convertible Senior Notes discussed below. We expect that we will refinance this convertible debt and debt issued by our QC subsidiary (including $500 million maturing in 2010, $825 million maturing in 2011 and $1.500 billion maturing in 2012); we intend to pay all other maturing debt with cash generated by operating activities. For example, we intend to use the net proceeds from our issuance of $550 million of notes in September 2009 to partially refinance the convertible debt.

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

        We believe that we will continue to have access to capital markets to refinance our debt as discussed above. Although we were able to issue new debt financing in April and September 2009, the unstable credit markets and the decline in the economy may impair our ability to refinance maturing debt at terms that are as favorable as those from which we previously benefited or at terms that are acceptable to us.

        The Credit Facility makes available to us $945 million of additional credit subject to certain restrictions as described below, is currently undrawn and expires in October 2010. The Credit Facility has 13 lenders with commitments ranging from $15 million to $160 million. This facility has a cross payment default provision, and this facility and certain other debt issues also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. These provisions generally provide that a cross default under these debt instruments could occur if:

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

  •
  competitive pressures increase;

  •
  we are required to contribute a material amount of cash to our pension plan; or

  •
  we become subject to significant judgments or settlements in one or more of the matters discussed in Note 12—Commitments and Contingencies to our condensed consolidated financial statements in Item 1 of Part I of this report.

Pension Plan

        Benefits paid by our pension plan are paid through a trust. This pension plan is measured annually at December 31. The accounting unfunded status of our pension plan was $745 million at December 31, 2008. Cash funding requirements can be significantly impacted by earnings on investments, the applicable discount rate at the end of each year, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision. Based on the current funding laws and regulations, we will not be required to make any contributions to the plan in 2010. However, it is likely that a contribution will be required in 2011. The amount of any required contributions in 2011 and beyond will depend on earnings on investments, discount rates, changes in the plan and funding laws and regulations. Based on returns through and market conditions at September 30, 2009, on current funding laws and regulations and other factors, our projected required contribution in 2011 may be $0 to $300 million. We also anticipate that the accounting unfunded status may rise when it is measured at December 31, 2009. Based on returns through and market conditions at September 30, 2009 and other factors, we currently estimate the accounting unfunded status may rise by an additional amount between $400 million and $800 million. However, changes in market conditions may increase or decrease these ranges by material amounts.

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

Historical View

        The following table summarizes cash flow activities for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Increase/ (Decrease)	% Change
	(Dollars in millions)
Cash flows:
Provided by operating activities	$2,431	$2,023	$408	20%
Used for investing activities	1,016	1,343	(327)	(24)%
Provided by (used for) financing activities	94	(996)	1,090	nm

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful

Operating Activities

        Cash provided by operating activities increased primarily due to payments for securities-related legal matters in 2008, decreased payments for facility costs resulting from lower long-distance service volumes and lower payments for employee-related costs due to lower headcount. We also experienced lower payments for equipment costs as we transition to selling Verizon Wireless services in 2009.

Investing Activities

        Cash used for investing activities decreased primarily due to lower capital expenditures resulting from the timing of our capital expenditures, increased equipment capital leasing, a conservative approach to new capital investment and slower growth in capacity requirements in the network.

Financing Activities

        We issued $811 million of Senior Notes in April 2009, which resulted in net proceeds of $738 million, as well as $550 million of Senior Notes in September 2009, which resulted in net proceeds of $532 million. For the nine months ended September 30, 2009, we paid $412 million in dividends and $819 million in repayments of long-term borrowings, including current maturities. For the nine months ended September 30, 2008, we paid $420 million in dividends and $432 million for purchases of our common stock under our stock repurchase program.

        We were in compliance with all provisions and covenants of our borrowings as of September 30, 2009.

Letters of Credit

        We maintain letter of credit arrangements with various financial institutions for up to $86 million. As of September 30, 2009, we had outstanding letters of credit of approximately $80 million.

Risk Management

        We are exposed to market risks arising from changes in interest rates. The objective of our interest rate risk management program is to manage the level and volatility of our interest expense. We currently use derivative financial instruments to manage our interest rate risk exposure and we may continue to employ them in the future.

  Near-Term Maturities

        As of September 30, 2009, we had $903 million of long-term notes maturing in the subsequent 12 months. We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. A hypothetical increase of 100 basis points in the interest rate on a refinancing of the entire current portion of long-term notes would decrease quarterly pre-tax earnings by approximately $2 million.

  Floating-Rate Debt

        One objective of our short-term debt strategy is to take advantage of favorable interest rates by swapping floating interest rate debt to fixed interest rate debt using cash flow hedges. One objective of our long-term debt strategy is to achieve a more balanced ratio of fixed to floating interest rate debt by swapping a portion of our fixed interest rate debt to floating interest rate debt through fair value hedges. As of September 30, 2009, we had $750 million of floating interest rate debt outstanding, of which $250 million was exposed to changes in interest rates, and $400 million of fixed rate debt which we converted to floating rate debt through interest rate swaps. The exposure for these instruments is linked to the London Interbank Offered Rate, or LIBOR. A hypothetical increase of 100 basis points in LIBOR relative to the net $650 million of floating interest rate debt and swaps that is exposed to changes in interest rates would decrease quarterly pre-tax earnings by less than $2 million.

  Convertible Debt

        Under the terms of our 3.50% Convertible Senior Notes, upon conversion at a time at which the market-based conversion provisions described in "Long-Term View" are satisfied, we must pay the converting holders cash equal to at least the par value of the 3.50% Convertible Senior Notes. As of September 30, 2009, $1.265 billion of these notes were outstanding. While these notes were not convertible as of September 30, 2009 because specified, market-based conversion provisions were not met as of that date, these notes would be available for immediate conversion if those provisions are met during certain subsequent periods. In addition, even if these provisions are not met, holders have the option to require us to repurchase the notes for cash every five years on November 15, beginning in 2010, and receive cash from us equal to the par value of the notes. We would be exposed to changes in interest rates at any time that we choose to refinance any portion of this debt. A hypothetical increase of 100 basis points in the interest rate on the refinancing of the entire $1.265 billion would decrease quarterly pre-tax earnings by approximately $3 million. See "Long-Term View" above for additional information about the conversion provisions relating to these notes.

  Investments

        As of September 30, 2009, we had $2.022 billion invested in highly liquid cash-equivalent instruments, $93 million invested in auction rate securities and $4 million in an investment fund. As interest rates change, so will the interest income derived from these instruments. Assuming that these investment balances were to remain constant, a hypothetical decrease of 100 basis points in interest rates would decrease quarterly pre-tax earnings by approximately $5 million.

  Combined Impacts

        The table below provides a sensitivity analysis of certain expense and income items, as well as net income, assuming 100-basis-point upward and downward shifts in market interest rates over the entire nine months. This sensitivity analysis reflects only the impact for the nine months ended September 30, 2009 from the borrowings and investments that were outstanding and hedges that were in effect as of September 30, 2009. It does not reflect the impact of long-term notes maturing in the subsequent 12 months or convertible borrowings because they would not have been affected by changes in market interest rates during the periods presented.

	As reported	Assuming +100 basis point shift	Assuming -100 basis point shift
	(Dollars in millions)
Nine months ended September 30, 2009:
Interest expense on long-term borrowings and capital leases—net	$810	$812	$808
Other income—net	(11)	(16)	(6)
Net income	554	557	551

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services or other relationships that expose us to any significant liabilities that are not reflected on the face of the condensed consolidated financial statements. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2009, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2009. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting that occurred in the third quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. A number of state legislatures and state utility commissions have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. At the same time, some of the changes at both the state and federal level may have the potential effect of reducing some regulatory protections, including having FCC-approved tariffs that include rates, terms and conditions. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. For instance, in 2009 the state utility commissions in Arizona, New Mexico and Minnesota will be considering price cap plans that govern the rates that we charge in each of these states. The FCC is also considering changing the rates that carriers can charge each other for originating, carrying and terminating traffic and for local access facilities. Also under review by the FCC and state commissions are the intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as "access stimulation," or "traffic pumping"), and of traffic bound for Internet service providers that cross local exchange boundaries (known as "VNXX traffic"). There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

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

        We continue to carry significant debt. As of September 30, 2009, our consolidated debt was approximately $14.135 billion. Approximately $5.819 billion of our debt obligations comes due over the next three years. This amount includes $1.265 billion of our 3.50% Convertible Senior Notes due 2025 (referred to as our 3.50% Convertible Senior Notes), which we may elect to redeem at any time on or after November 20, 2010 and holders may require us to repurchase for cash on November 15, 2010. In addition, holders of these 3.50% Convertible Senior Notes may also elect to convert the principal of their notes into cash during periods when specified, market-based conversion requirements are met. While we currently believe we will have the financial resources to meet our obligations when they come due, we cannot fully anticipate the future condition of our company, the credit markets or the economy generally. We may have unexpected costs and liabilities, and we may have limited access to financing. In addition, we have $193 million of potential stock repurchases remaining under our previously disclosed stock repurchase program, and it is the current expectation of our Board of Directors that we will continue to pay a quarterly cash dividend. Cash used by us to purchase our common stock or to pay dividends will not be available for other purposes, including the repayment of debt.

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

        We maintain a qualified pension plan, a non-qualified pension plan and post-retirement benefit plans. The funded status of these plans is the difference between the value of all plan assets and benefit obligations under these plans. The process of calculating benefit obligations is complex. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligations or a significant decrease in the value of plan assets. With respect to our qualified pension plan, adverse changes could require us to contribute a material amount of cash to the plan or could accelerate the timing of any required cash payments. It is likely that we will be required to make a cash contribution to this plan in 2011. Any future material cash contributions in 2011 and beyond could have a negative impact on our liquidity by reducing our cash flows.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table contains information about repurchases of our common stock during the third quarter of 2009:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period
July 2009	31,043	$4.05	—	$193,126,784
August 2009	14,405	$3.72	—	$193,126,784
September 2009	74,092	$3.70	—	$193,126,784

Total	119,540		—

(1)
Amounts represent shares of common stock delivered to us as payment of withholding taxes due on the vesting of restricted stock issued under our Equity Incentive Plan.

(2)
In October 2006, our Board of Directors approved a stock repurchase program for up to $2 billion of our common stock. In light of current credit market conditions, the Board of Directors has extended the timeframe to complete these repurchases, which was originally scheduled to be completed in 2008. As of September 30, 2009, we had repurchased a total of $1.807 billion of common stock under this program.

ITEM 6.    EXHIBITS

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
(3.1)	Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4/A, filed September 17, 1999, File No. 333-81149).

(3.2)	Certificate of Amendment of Restated Certificate of Incorporation of Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-15577).

(3.3)	Amended and Restated Bylaws of Qwest Communications International Inc., adopted as of July 1, 2002 and amended as of May 25, 2004 and December 14, 2006 (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on December 18, 2006, File No. 001-15577).

(4.1)	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.2)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-03040).

(4.3)	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.4)	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

(4.5)	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 001-14087).

(4.6)	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-03040).

(4.7)	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-15577).

(4.8)	Officer's Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation's Form S-4, File No. 333-115119).

Exhibit Number	Description
(4.9)	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on January 10, 2003, File No. 001-15577).

(4.10)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.11)	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.12)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.13)	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001- 15577).

(4.14)	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 001-15577).

(4.15)	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 001-15577).

(4.16)	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed on November 23, 2004, File No. 001-03040).

Exhibit Number	Description
(4.17)	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.18)	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.19)	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 001-15577).

(4.20)	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.21)	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 14, 2005, File No. 001-15577).

(4.22)	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 21, 2005, File No. 001-15577).

(4.23)	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on August 8, 2006, File No. 001-15577).

(4.24)	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on May 18, 2007, File No. 001-15577).

(4.25)	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

(4.26)	Third Supplemental Indenture, dated September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(10.1)	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 001-15577).*

Exhibit Number	Description
(10.2)	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-15577).*

(10.3)	Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2003 Annual Meeting of Stockholders, File No. 001-15577).*

(10.4)	Nonqualified Employee Stock Purchase Plan (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-15577).*

(10.5)	Deferred Compensation Plan, as amended (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007, and Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).*

(10.6)	Equity Compensation Plan for Non-Employee Directors (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22609).*

(10.7)	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.8)	Qwest Savings & Investment Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-15577).*

(10.9)	2009 Qwest Management Bonus Plan Summary (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on February 10, 2009, File No. 001-15577).*

(10.10)	Description of Executive Level Officer Access Only Health Care (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 001-15577).*

(10.11)	Registration Rights Agreement, dated as of April 18, 1999, with Anschutz Company and Anschutz Family Investment Company LLC (incorporated by reference to Qwest's Current Report on Form 8-K/A, filed April 28, 1999, File No. 000-22609).

(10.12)	Registration Rights Agreement, dated April 13, 2009, among Qwest Corporation and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on April 13, 2009, File No. 001-15577).

Exhibit Number	Description
(10.13)	Registration Rights Agreement, dated September 17, 2009, among Qwest Communications International Inc. and the initial purchasers listed therein (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on September 21, 2009, File No. 001-15577).

(10.14)	Amended and Restated Employment Agreement, dated August 20, 2009, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on August 21, 2009, File No. 001-15577).*

(10.15)	Equity Agreement, dated August 10, 2007, by and between Edward A. Mueller and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on August 13, 2007, File No. 001-15577).*

(10.16)	Aircraft Time Sharing Agreement, dated December 1, 2008, by and between Qwest Corporation and Edward A. Mueller (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-15577).

(10.17)	Form of Severance Agreement, effective as of December 10, 2008, by and between Qwest Communications International Inc. and each of Richard N. Baer, Teresa A. Taylor, C. Daniel Yost and Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on December 15, 2008, File No. 001-15577).*

(10.18)	Letter, dated August 19, 2008, from Qwest to Richard N. Baer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on August 20, 2008, File No. 001-15577).*

(10.19)	Severance Agreement, dated September 12, 2008, by and between Qwest Communications International Inc. and Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.20)	Letter, dated September 12, 2008, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on September 12, 2008, File No. 001-15577).*

(10.21)	Letter, dated August 19, 2009, from Qwest to Joseph J. Euteneuer (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on August 21, 2009, File No. 001-15577).*

(10.22)	Letter, dated August 19, 2008, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

(10.23)	Letter, dated September 4, 2009, from Qwest to Teresa A. Taylor (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on September 8, 2009, File No. 001-15577).*

(10.24)	Letter, dated August 19, 2008, from Qwest to C. Daniel Yost (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 001-15577).*

Exhibit Number	Description
10.25	Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell.*

10.26	Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell.*

(10.27)	Severance Agreement, dated July 28, 2003, by and between Bill Johnston and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.28)	Amendment to Severance Agreement, dated as of April 24, 2006, by and between Bill Johnston and Qwest Services Corporation (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-15577).*

(10.29)	Severance Agreement, dated as of April 1, 2007, by and between John W. Richardson and Qwest Communications International Inc. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on March 7, 2007, File No. 001-15577).*

(10.30)	Letter, dated July 28, 2008, from Qwest to Thomas E. Richards (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K, filed on July 29, 2008, File No. 001-15577).*

12	Calculation of Ratio of Earnings to Fixed Charges.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Segment Income.

99.2	Quarterly Statements of Operations.

101	Financial statements from the quarterly report on Form 10-Q of Qwest Communications International Inc. for the quarter ended September 30, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

October 28, 2009